Form 10-K
period 2004-09-25
BEACON ROOFING SUPPLY INC
filed 2004-12-23
CIK 1124941

Use these links to rapidly review the document
Table of Contents
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 25, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 000-50924

BEACON ROOFING SUPPLY, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4173371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Address of principal executive offices: 1 Lakeland Park Drive, Peabody, MA 01960
Registrant's telephone number, including area code: (978) 535-7668

Securities registered pursuant to section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class Common Stock, $.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

        The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the end of the second fiscal quarter is not shown since the registrant's common stock began trading on September 23, 2004.

        The number of shares of common stock outstanding as of December 1, 2004 was 26,359,127 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

Table of Contents

BEACON ROOFING SUPPLY, INC.

Forward-looking statements

        The matters discussed in this Form 10-K that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties, which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other "forward-looking" information.

        We believe that it is important to communicate our future expectations to our investors. However, there are events in the future that we are not able to accurately predict or control. The factors listed under "Risks relating to our business and industry" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward looking statements as a result of various factors, including, but not limited to, those described under the heading "Risks relating to our business and industry" and elsewhere in this Form 10-K.

        Forward-looking statements speak only as of the date of this Form 10-K. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-K, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this Form 10-K or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I

ITEM 1.    BUSINESS

General

        Beacon Roofing Supply, Inc. was incorporated in 1997 as a successor to a company founded in 1928. We are one of the largest distributors of residential and non-residential roofing materials in the United States and Canada. We also distribute other complementary building materials, including siding, windows, specialty lumber products and waterproofing systems, for residential and non-residential building exteriors. Our net sales in the fiscal year ended September 25, 2004 ("2004") were comprised of approximately 42% residential roofing products, 35% non-residential roofing products and 23% complementary building products.

        We operate 67 branches in 12 states and three Canadian provinces, carrying up to 7,500 stock keeping units, or SKUs, per location and serving more than 19,500 customers. We are a leading distributor of roofing materials in key metropolitan markets in the Northeast, Mid-Atlantic, Southeast and Southwest regions of the United States and in Eastern Canada. We believe we are the first or second largest distributor in each of the regions we serve. In 2004, approximately 90% of our net sales were in the United States. We believe that our leading market position provides us with significant name recognition, volume purchasing discounts, access to exclusive distribution rights and other operating efficiencies.

        We also provide our customers with value-added services related to the products we sell. We believe that our ability to provide these additional services efficiently and reliably strengthens our relationships with our customers, improves our gross profit margins and distinguishes us from our competition.

        Our diverse customer base represents a significant majority of the residential and non-residential roofing contractors in our markets. Our branch-based operating model allows us to capitalize on our extensive knowledge of the local and regional markets that we serve, tailoring our product offerings and services to customer needs while benefiting from the purchasing, information technology, credit and other resources and efficiencies of a national distribution organization.

        We have expanded our business through strategic acquisitions, new branch openings and the diversification of our product offering. Since 1997, we have acquired and integrated seven additional regional roofing materials distributors with leading positions in their respective geographic markets.

        We believe that our success in acquiring companies has been the result of maintaining strong regional identities to ensure customer and employee continuity, integrating a uniform information technology platform across all U.S. and Canadian operations, leveraging our purchasing power with manufacturers and consolidating back-office operations. We have both successfully acquired companies and significantly improved their financial and operating performance after acquisition. We believe that our experience in integrating acquired businesses provides a competitive advantage in the evaluation and integration of future acquisitions. We have expanded through internal growth as well. We and the companies we have acquired have opened 21 branches since 1997, with 12 of these locations opened under our ownership.

        Our principal executive offices are located at One Lakeland Park Drive, Peabody, MA 01960 and our telephone number is (978) 535-7668. Our Internet website address is www.beaconroofingsupply.com.

U.S. industry overview

        In 2003, the U.S. roofing market was estimated to be an approximately $10 billion industry, which is projected to grow by over 3% annually through the end of the decade. Roughly 70% of expenditures in this market is for re-roofing projects, with the balance being new construction. Re-roofing projects are generally considered maintenance expenditures and are less likely than new construction projects to be postponed during periods of recession or slow economic growth. As a result, demand for roofing products is less volatile than overall demand for construction products.

        The U.S. roofing market can be separated into the residential roofing market, representing approximately 60% of volume, and the non-residential roofing market. Through the end of the decade, non-residential roofing construction is expected to grow faster than residential roofing construction.

        Regional variations in economic activity influence the level of demand for roofing products across the United States. Demographic trends, including population growth and migration, contribute to regional variations in residential demand for roofing products through their influence on regional housing starts and existing home sales.

        Despite some recent consolidation, the roofing and related building materials distribution industry remains highly fragmented. We believe the industry in the United States consists of more than 1,800 distributors. The industry is characterized by a large number of small and local regional participants. As a result of their small size, many of these distributors lack corporate, operating and IT infrastructure required to compete effectively.

        The market for other exterior building products for residential and non-residential construction is also growing. As in the roofing industry, demand for these products is driven by the repair and remodeling market as well as the new construction market.

        Wholesale distribution is the dominant distribution channel for both residential and non-residential roofing products. Wholesale roofing product distributors serve the important role of facilitating the purchasing relationships between roofing materials manufacturers and thousands of contractors. Wholesale distributors also maintain localized inventories, extend trade credit, give product advice and provide delivery and logistics services.

  Residential roofing market

        Within the residential roofing market, the re-roofing market is more than twice the size of the new roofing market, accounting for over $3 billion of sales in 2003. Over the next several years, re-roofing demand is currently expected to continue to exceed new roofing demand, with growth rates nearly double those of new roofing.

        Driving demand for re-roofing is an aging U.S. housing stock. Approximately 70% of the U.S. housing stock is over 20 years old, with the median age of U.S. homes at 32 years. Asphalt shingles, which dominate the residential roofing market with a nearly 87% share, have an expected useful life of 15 to 20 years. While major replacements account for about 30% of residential re-roofing spending, repairs, additions and alterations represent the majority of this market.

        A number of factors also impact re-roofing demand, including weather conditions and damage, the level of home improvement expenditures and the number of homeowners looking to upgrade their homes. Sales of existing homes can affect re-roofing demand, as some renovation decisions are made by sellers preparing their houses for sale and others made by new owners within the first year or two of occupancy.

        Within the new construction portion of the residential roofing market, currently expected strong housing starts together with larger average roof sizes should support continued growth in new residential roofing demand. Although housing starts are not currently expected to continue at the rapid pace of the last few years, they are projected to remain high relative to historic levels. While new site-built housing units are expected to rise slightly, the strongest growth is expected to be in the manufactured housing area.

  Non-residential roofing market

        Demand for roofing products used on non-residential buildings is currently forecasted to advance at a faster rate than roofing products used in residential construction, as a result of a continued rebound in construction activity in the office, commercial and industrial markets. New non-residential roofing is currently the fastest-growing portion of the U.S. roofing market. Improving economic conditions, including a better outlook for business and increased capital spending, are expected to drive expenditures for non-residential roofing. High-margin metal roofing will play an important role in the increased demand.

        Re-roofing projects represent approximately 75% of the total non-residential demand. Re-roofing activity tends to be less cyclical than new construction and partially depends upon the types of materials on existing roofs, their expected lifespan and intervening factors such as wind or water damage.

        The non-residential roofing market includes an office and commercial market, an industrial market and an institutional market. Office and commercial roofing projects, the single largest component of the non-residential roofing market at 47%, are currently expected to continue to show strong gains. Industrial roofing projects, representing 24% of non-residential roofing product sales, should also steadily grow. The institutional market is comprised primarily of healthcare and educational construction activities. This market is currently expected to continue to benefit from an aging baby boom population that will drive increases in the nation's healthcare infrastructure, as well as increasing school enrollments that will require new and replacement facilities.

  Complementary building products

        Demand for complementary building products such as siding, windows and doors for both the residential and non-residential markets is also growing. As in the roofing industry, demand for these products is driven by the repair and remodeling market as well as the new construction market.

        These complementary products also significantly contribute to the overall building products market. The U.S. siding market is roughly $8 billion in size and the U.S. window and door industry is approximately $24 billion in size. Both of these markets are currently expected to grow in line with that of the roofing industry over the next several years.

Business strategy

        Our objective is to become the preferred supplier of roofing and other exterior building product materials in the U.S. and Canadian markets while continuing to increase our revenue base and maximize our profitability. We plan to attain these goals by executing the following strategies:

  •
  National scope combined with regional expertise.    We believe we are one of the four largest roofing materials distributors in the United States and Canada and either the first or second largest in each of our core geographic markets. We utilize a branch-based operating model in which branches maintain local customer relationships but benefit from centralized functions such as information technology, accounting, financial reporting, credit, purchasing, legal and tax services. This allows us to provide customers with specialized products and personalized local services tailored to a geographic region, while benefiting from the resources and scale efficiencies of a national distributor.

  •
  Expand geographically through new branch openings.    Significant opportunities exist to expand our geographic focus by opening additional branches in existing or contiguous regions. Since 1997, we and our acquired companies have successfully entered numerous markets through greenfield expansion. Our strategy with respect to greenfield opportunities is to open branches within our existing markets, where existing customers have expanded into new regions and in areas that have no ideal acquisition candidates or where potential acquisitions are likely to be too costly.

  •
  Pursue acquisitions of regional market-leading roofing materials distributors.    Acquisitions have historically been an important component of our growth strategy. We believe that there are significant opportunities to grow our business through disciplined, strategic acquisitions. With only a few large, well-capitalized competitors in the industry, we believe that we can continue to build on our distribution platform by successfully acquiring additional roofing materials distributors. We have successfully integrated seven new businesses during the past six years.

  •
  Expand product and service offerings.    We believe that continuing to increase the breadth of our product line and customer services are effective methods of increasing sales to current customers and attracting new customers. We work closely with customers and suppliers to identify new building products and services, including windows, siding, waterproofing systems, insulation and metal fabrication. In addition, we believe we can expand by introducing products that we currently offer in certain of our existing markets into some of our other markets. In particular, we believe that we can introduce non-residential roofing products into certain of our markets that are currently largely residential.

  •
  Emphasize customer service.    We differentiate ourselves from the competition by providing key customer services, including job site delivery, tapered insulation layouts and design and metal fabrication, and by providing credit, all of which benefit our operating income. We consider customer relations and our employees' knowledge of roofing and exterior building materials to be important to our ability to increase customer loyalty and maintain customer satisfaction. We invest significant resources in training our employees in sales techniques, management skills and product knowledge. While we consider these attributes important drivers of our business, we continually pay close attention to controlling operating costs to maintain our operating profit.

Products and services

  Products

        The ability to provide a broad range of products is essential in roofing materials distribution. We carry an extensive inventory of high-quality branded products, enabling us to deliver products to our customers on a timely basis. We are able to fulfill more than 95% of our orders through our in-stock inventory as a result of the breadth and depth of our inventory at our branches. Our product portfolio includes residential roofing products, non-residential roofing products, siding, windows and specialty lumber products. Our product lines are designed to meet the requirements of both residential and non-residential roofing contractors.

Current Product Portfolio

Complementary building products
Residential roofing products	Non-residential roofing products
		Siding	Windows
Asphalt shingles Synthetic slate and tile Slate Nail base insulation Metal roofing Felt Wood shingles and shakes	Single-ply roofing Asphalt Metal Modified bitumen Built-up roofing Cements and coatings Insulation—flat stock and	Vinyl siding Red, white and yellow cedar siding Fiber cement siding Soffits House wraps and vapor barriers	Vinyl windows Aluminum windows Wood windows
Nails and fasteners	tapered
Prefabricated flashings	Commercial fasteners	Other	Specialty Lumber
Ridges and soffit vents	Metal edges and flashings
Gutters and downspouts Other accessories	Other accessories Skylights, smoke vents and roof hatches Sheet metal including copper, aluminum and steel	Waterproofing systems Air barrier systems	Redwood Red cedar decking Mahogany decking Pressure treated lumber Fire treated plywood Synthetic decking PVC trim boards Millwork

        The products that we distribute are supplied by the industry's leading manufacturers of high-quality roofing materials and related products, such as Carlisle, Certainteed, Elcor, EMCO, Firestone, GAF Materials, Johns Manville, Owens Corning and Tamko.

        In the residential market, asphalt shingles comprise the largest share of the products we sell. We have also developed a specialty niche in the residential roofing market by distributing products such as high-end shingles, copper gutters and metal roofing products, as well as specialty lumber products for residential applications, including redwood, white and red cedar shingles, red cedar siding, and mahogany and red cedar decking. Additionally, we distribute gutters, downspouts, tools, nails, vinyl siding, windows, decking and related exterior shelter products to meet the needs of our residential roofing customers.

        In the non-residential market, single-ply roofing systems comprise the largest share of our products. Our single-ply roofing systems consist primarily of Ethylene Propylene Diene Monomer

(synthetic rubber), or EPDM, roofing materials and related components. In addition to the broad range of single-ply roofing components, we sell the insulation that is required as part of most non-residential roofing applications. Our insulation products include tapered insulation, which has been a high growth product line. Our remaining non-residential products include metal roofing and flashings, fasteners, fabrics, coatings, roof drains, modified bitumen, built-up roofing and asphalt.

Services

        We emphasize service to our customers including the importance of timely and accurate deliveries. We employ a knowledgeable staff of in-house salespeople. Our sales personnel possess technical knowledge of roofing materials and applications and are capable of providing advice and assistance to contractors throughout the construction process. In particular, we support our customers with the following value-added services:

  •
  advice and assistance throughout the installation/construction process, including product identification, specification and technical support;

  •
  job site delivery and logistical services;

  •
  tapered insulation design and layout services;

  •
  metal fabrication and related metal roofing design and layout services;

  •
  trade credit; and

  •
  marketing support, including project leads for contractors.

Customers

        Our customer base consists of more than 19,500 contractors, homebuilders, building owners, and other resellers throughout the Northeast, Mid-Atlantic, Southeast and Southwest regions of the United States, as well as in Eastern Canada. Our typical customer varies by end market, with relatively small contractors in the residential market and small to large-sized contractors in the non-residential market. To a lesser extent, our customer base includes general contractors, retailers and building materials suppliers.

        As evidenced by the fact that a significant number of our customers have relied on us or our predecessors as their vendor of choice for decades, we believe that we have strong customer relationships that our competitors cannot easily displace or replicate. No single customer accounts for more than 1% of our revenues.

Sales and marketing

  Sales organization

        We have attracted and retained an experienced sales force of more than 300 salespeople who are responsible for generating revenue and gross profit at the local branch level. The expertise of our salespeople helps us increase sales to existing customers and add new customers.

        Each of our branches is headed by a branch manager, who also functions as the branch's sales manager. In addition, each branch generally employs up to four outside direct salespeople and up to five inside salespeople who report to their branch manager. Branches that focus on the residential market typically staff larger numbers of outside salespeople.

        The primary responsibilities of our outside salespeople are to prospect for new customers and increase sales to existing customers. Our outside salespeople accomplish these objectives by reviewing information from Dodge Reports and other industry news services in search of attractive construction projects in their local markets that are up for bids from contractors. Once a construction project is identified, our outside salespeople contact potential customers in an effort to solicit their interest in participating with us in the project. By seeking a contractor to "partner" with on a bid, we increase the likelihood that the contractor will purchase their roofing materials and related products from us in the event that the contractor is selected for the project.

        To complement our outside sales force, we have built a strong and technically proficient inside sales staff. Our inside sales force is responsible for fielding incoming orders, providing pricing quotations and responding to customer inquiries. Our inside sales force provides vital product expertise to our customers.

        In addition to our outside and inside sales forces, we are manufacturer representatives for particular manufacturers' products. Currently, we have developed relationships with Carlisle, Johns Manville, Owens Corning, Soprema and Firestone on this basis. We currently employ 14 representatives who act as liaisons (on behalf of property owners, architects, specifiers and consultants) between these roofing materials manufacturers and professional contractors.

  Marketing

        In order to capitalize on the local customer relationships that we have established and benefit from the brands developed by our regional branches, we have maintained the trade names of most of the businesses that we have acquired. These trade names—Beacon Sales Company, Best Distributing, Quality Roofing Supply, Groupe Bedard, Beacon Roofing Supply Canada Company, The Roof Center and West End Lumber—are well known in the local markets in which their branches compete and are generally associated with high-quality products and customer service.

        As a supplement to the efforts of our sales force, each of our branches communicates with residential and non-residential contractors in their local markets through newsletters, direct mail and the Internet. In order to build and strengthen relationships with customers and vendors, we sponsor and promote our own regional trade shows, which feature general business and roofing seminars for our customers and product demonstrations by our vendors. In addition, we attend numerous industry trade shows throughout the regions in which we compete, and we are an active member of the NRCA, as well as regional contractors' associations.

Purchasing and suppliers

        Our status as a leader in our core geographic markets, as well as our reputation in the industry, has allowed us to forge strong relationships with numerous manufacturers of roofing materials and related products, including Carlisle, Certainteed, Elcor, Firestone, GAF Materials, Johns Manville, Owens Corning and Tamko. We are viewed by our suppliers as a key distributor due to our industry expertise, significant market share in our core geographic markets and the substantial volume of products that we distribute. We have significant relationships with more than 50 suppliers and maintain multiple supplier relationships for each product line.

        We direct the procurement of products from our headquarters for the vast majority of the products that we distribute. We believe this enables us to purchase products more economically than all but a few of our competitors. Products are shipped by the manufacturers to our branches or directly to our customers.

Operations

        Our branch-based model provides each location with a significant amount of autonomy to operate within the parameters of our overall business model. Operations at each branch are tailored to meet the local needs of their customers. Depending on market needs, branches carry from about 2,400 to

7,500 SKUs. Our branches focus on providing materials to customers who are located within a two-hour radius of their respective facilities.

        Branch managers are responsible for sales, pricing and staffing activities, and have full operational control of customer service and deliveries. We provide our branch managers with significant incentives that allow them to share in the profitability of their respective branches as well as the company as a whole. Personnel at our corporate operations assist the branches with purchasing, procurement, credit services, accounting, information systems support, contract management, legal services, benefits administration and sales and use tax services.

Distribution/fulfillment process

        Our distribution/fulfillment process is initiated upon receiving a request for a contract job order or product order from a contractor. Under a contract job order, a contractor typically requests roofing or other construction materials and technical support services. The contractor discusses the project's requirements with a salesperson and the salesperson provides a price quotation for the package of products and services. Subsequently, the salesperson processes the order and we deliver the products to the customer's job site.

        Our distribution infrastructure supports more than 500,000 deliveries annually. As of September 25, 2004, we maintained a dedicated and mostly owned fleet of 221 straight trucks, 117 tractors and 193 trailers. Nearly all of our delivery vehicles are equipped with specialized equipment, including 136 truck-mounted forklifts, cranes, telescoping booms or conveyors, which are necessary to deliver products to rooftop job sites in an efficient and safe manner.

Management information systems

        We maintain fully integrated management information systems. Our systems are consistently implemented across all branches, and acquired businesses are promptly moved to our system upon acquisition. For example, our last acquisition included 21 branches, five of which were converted to our systems within five months and the remainder within nine months. This conversion included the training of over 300 employees and a complete conversion of the acquired company's essential data. Our systems support every major internal operational function except payroll, providing complete integration of purchasing, receiving, order processing, shipping, inventory management, sales analysis and accounting. All of our domestic branches use the same databases within the system, allowing branches to easily acquire products from other branches or schedule deliveries by other branches, greatly enhancing our customer service. Our system also has a sophisticated pricing matrix, which allows us to refine pricing by region, branch, type of customer, customer, or even a specific customer project. In addition, our system allows us to monitor all branch and regional performance centrally. We have centralized many functions to leverage our size, including accounts payable, insurance, employee benefits, vendor relations, and banking.

        All of our branches are connected to one of our two IBM AS400 computer networks by secure Internet connections or private data lines. We maintain a third IBM AS400 as a disaster recovery system and information is backed up to this system throughout each business day. We have the capability of switching our domestic operations to the disaster recovery system electronically.

        We have created a monthly financial reporting package that allows us to send branches information they can use to compare branch by branch financial performance, which we believe is essential to operating each branch efficiently and more profitably. Included in this package is our monthly benchmarking report that compares and contrasts the performance of all of our 67 branches in 12 critical areas. Our branch managers frequently contact other branch managers who are achieving more success in the areas they want to improve.

        We can place purchase orders electronically with some of our major vendors. The vendors then transmit their invoices electronically to us. Our system automatically matches these invoices with the related purchase orders and schedules payment. Approximately 40% of our inventory purchases are processed electronically. We have the capability to handle customer processing electronically, although most customers prefer ordering through our sales force.

Competition

        The U.S. roofing supply industry is highly competitive. The vast majority of our competition comes from local and regional roofing supply distributors, and, to a much lesser extent, other building supply distributors and "big box" retailers such as Home Depot and Lowes. Among distributors, we compete against a small number of large distributors and many small, local, privately-owned distributors. We are among the four largest roofing materials distributors in the United States and Canada. The principal competitive factors in our business include, but are not limited to, availability of materials and supplies; technical product knowledge and expertise; advisory or other service capabilities; pricing of products; and availability of credit. We generally compete on the basis of the quality of our products and services and, to a lesser extent, price. We compete within the roofing supply industry not only for customers but also for personnel.

Employees

        As of September 25, 2004, we had 1,205 employees, consisting of 351 in sales and marketing, 145 in branch management (including supervisors), 557 warehouse workers and drivers, and 152 general and administrative personnel. Ten of our employees are represented by a labor union and covered by a collective bargaining agreement. We believe that our employee relations are good.

Order backlog

        Order backlog is not a material aspect of our business and no material portion of our business is subject to government contracts.

Government regulations, environmental and health and safety matters

        We are subject to regulation by various federal, state, provincial and local agencies. These agencies include the Environmental Protection Agency, Department of Transportation, Interstate Commerce Commission, Occupational Safety and Health Administration and Department of Labor and Equal Employment Opportunity Commission. We believe we are in compliance in all material respects with existing applicable statutes and regulations affecting environmental issues and our employment, workplace health and workplace safety practices.

Additional information

        Our Internet website address is www.beaconroofingsupply.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also make available on our website other reports filed with the SEC under the Securities Exchange Act of 1934, as amended, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. These reports may be found on the web site by selecting the option entitled "SEC Filings" under the "Investors" area of the web site. We do not intend for information contained in our website to be part of this Form 10-K.

ITEM 2.    PROPERTIES

        We lease 59 facilities throughout the Northeast, Mid-Atlantic, Southeast, and Southwest regions of the United States and in Eastern Canada, including our headquarters located in our Peabody, Massachusetts branch and our metal fabrication facilities located in Brockton, Massachusetts and Goldsboro, North Carolina (both under the adjacent branch lease). These leased facilities range in size from 5,000 square feet to 86,000 square feet. In addition, we own ten sales/warehouse facilities located in Manchester, New Hampshire; Reading, Pennsylvania; Montreal, Quebec (two facilities); Sainte-Foy, Quebec; Delson, Quebec; Salisbury, Maryland; Hartford, Connecticut; Cranston, Rhode Island; and Lancaster, Pennsylvania. These owned facilities range in size from 11,500 square feet to 48,900 square feet. All of the owned facilities are mortgaged to our senior lenders. We believe that our properties are in good operating condition and adequately serve our current business operations.

        As of December 1, 2004, and prior to the JGA acquisition (Note 17), we operated 67 branches and two other facilities located in the following states and provinces:

State	Number of Branches	Other
Connecticut	2
Delaware	2
Maine	1
Maryland	11	1
Massachusetts	8
New Hampshire	1
North Carolina	7
Pennsylvania	8
Rhode Island	1
South Carolina	3
Texas	9
Virginia	7

Subtotal—U.S.	60	1

Canadian Provinces
Manitoba	1
Ontario	2
Quebec	4	1

Subtotal—Canada	7	1

Total	67	2

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of the year ended September 25, 2004, from the date our common stock began trading on September 23, 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock, which was offered to the public at $13.00 per share under our initial public offering, began trading on the Nasdaq National Market on September 23, 2004. The high and low sales prices on the two trading days in the fourth quarter were $16.39 and $14.25 per share, respectively. As of December 1, 2004, there were approximately 66 holders of record of our common stock.

Use of proceeds

        On September 21, 2004, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-116027) effective and, on September 22, 2004, we completed our initial public offering at $13.00 per share. On September 28, 2004, we received the proceeds of the offering. Under the offering, we sold 8,500,000 shares of our common stock, $.01 par value per share, at $13.00 per share (subject to an underwriting discount of $0.91 per share). Our net proceeds after the underwriting discount was $102,765,000. In addition, the selling stockholders identified in the registration statement sold an aggregate of 7,025,000 shares of our common stock at an initial public offering price of $13.00 (subject to an underwriting discount of $0.91 per share). The amount sold by the selling stockholders included the exercise of the underwriters' option to purchase up to 2,025,000 shares of our common stock to cover over-allotments.

        The registration statement referred to above registered a total of 8,500,000 shares of our common stock to be sold by us and a total of 7,025,000 shares of our common stock to be sold by our selling stockholders, including 2,025,000 shares of our common stock subject to the over-allotment option referred to above. The shares that we sold had an aggregate offering price (net of the related underwriting discount) of $102,765,000 and the shares sold by the selling stockholders, including the shares sold pursuant to the over-allotment option, had an aggregate offering price (net of the related underwriting discount) of $84,932,250.

        J. P. Morgan Securities Inc. acted as sole book-running manager and joint lead manager for the offering and William Blair & Company, L.L.C. also acted as joint lead manager. Our net proceeds were approximately $100.3 million after deducting underwriting discounts of approximately $7.7 million and associated expenses of approximately $2.5 million.

        On September 28, 2004, we used approximately $82.3 million of our net proceeds to redeem outstanding notes and warrants, received a $2.6 million offering cost reimbursement from our warrant holders, and had the remaining $20.6 million available to pay down our revolving credit facilities.

Securities authorized for issuance under equity compensation plans

        The following table provides information as of September 25, 2004 with respect to compensation plans (including individual compensation arrangements) approved by security holders and under which our equity securities are authorized for issuance.

Equity compensation plan information (1)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	20,000	$13.00	2,180,000
Equity compensation plans not approved by security holders	1,888,359	$2.40	0

Total	1,908,359	$2.51	2,180,000

(1)
See Notes 2 and 10 to the consolidated financial statements for additional information regarding our stock-based compensation plans.

Purchases of equity securities by the issuer and affiliated purchasers

        No purchases of our equity securities were made by us or affiliated purchasers during the fourth quarter of the year ended September 25, 2004.

Recent sales of unregistered securities

        We entered into a special purchase option agreement on October 20, 2003 with Robert Buck, our CEO. At the time, this option agreement entitled Mr. Buck to purchase 336,700 shares of our common stock. As of January 28, 2004, the parties amended and restated the option to increase the number of shares that could be purchased under the option to 408,245 shares. That amendment and restatement did not otherwise change the terms of the option. The amended and restated special purchase option entitles Mr. Buck to purchase 408,245 shares of our common stock at an exercise price of $3.49 per share. Under this option, the exercise price must be paid in cash, unless we permit otherwise. The option expires on October 20, 2013 and became fully vested upon the completion of our IPO. This option was not considered to be granted under our 1998 plan or our 2004 plan.

        On January 20, 2004, we granted options to purchase 227,500 shares of our common stock at $3.49 per share to key employees under our 1998 plan. These options cliff vest on September 30, 2005 and immediately vest upon a sale of the Company.

        On September 22, 2004, we granted options to purchase 20,000 shares at $13.00 per share of our common stock to a new member of our Board of Directors under our 2004 plan. These options are exercisable on September 22, 2005, expire on September 22, 2014 and immediately vest upon a change in control.

Dividends

        None and none are expected in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        You should read the following selected financial information together with our financial statements and related notes, "Management's discussion and analysis of financial condition and results of operations" and "Unaudited pro forma consolidated financial data" also included in this Form 10-K. We have derived the statement of operations data for the years ended September 28, 2002, September 27, 2003 and September 25, 2004, and the balance sheet information at September 27, 2003 and September 25, 2004 from our audited financial statements included in this Form 10-K. We have derived the statements of operations data for the years ended September 30, 2000 and September 29, 2001, and the balance sheet data at September 30, 2000, September 29, 2001 and September 28, 2002 from our audited financial statements not included in this Form 10-K.

	Fiscal year ended
	September 30, 2000	September 29, 2001 (53 weeks)	September 28, 2002	September 27, 2003	September 25, 2004
	(dollars in thousands, except per share data)
Statement of operations data:
Net sales	$223,955	$415,089	$549,873	$559,540	$652,909
Cost of products sold	179,900	321,153	413,925	418,662	487,200

Gross profit	44,055	93,936	135,948	140,878	165,709

Operating expenses:
Selling, general, and administrative	33,687	75,209	105,998	109,586	120,738
Stock-based compensation	—	—	522	—	10,299

	33,687	75,209	106,520	109,586	131,037

Income from operations	10,368	18,727	29,428	31,292	34,672
Interest expense	(7,479)	(15,702)	(15,308)	(14,052)	(11,621)
Change in value of warrant derivatives (1)	(1,200)	(116)	(2,756)	(2,614)	(24,992)
Loss on early extinguishment of debt	(1,607)	(2,487)	—	—	(3,285)
Income taxes	(1,024)	(798)	(6,153)	(7,521)	(10,129)

Net income (loss)	$(942)	$(376)	$5,211	$7,105	$(15,355)

Net income (loss) per share
Basic	$(0.10)	$(0.03)	$0.29	$0.40	$(0.86)
Diluted	$(0.10)	$(0.03)	$0.29	$0.39	$(0.86)
Weighted average shares outstanding
Basic	9,325,186	15,019,783	17,697,484	17,841,976	17,905,203
Diluted	9,325,186	15,019,783	17,891,673	18,230,455	17,905,203
Pro forma statement of operations data(2):
Pro forma net income					$22,525
Pro forma net income per share
Basic					$0.86
Diluted					$0.84
Pro forma weighted average shares outstanding
Basic					26,335,148
Diluted					26,961,652
Other financial and operating data:
Depreciation and amortization	$2,664	$6,239	$5,851	$6,047	$6,922
Capital expenditures (excluding acquisitions)	$2,124	$4,504	$4,538	$4,978	$5,127
Number of locations	38	60	62	65	67

						Pro forma as adjusted(3)
	September 30, 2000	September 29, 2001	September 28, 2002	September 27, 2003	September 25, 2004	September 25, 2004
	(in thousands)
Balance sheet data:
Cash	$1,276	$2,271	$69	$64	$—	$—

Total assets	$189,322	$263,655	$257,932	$275,708	$301,498	$301,498

Current debt and warrant derivative liability:
Cash overdraft	$—	$—	$—	$—	$3,694	$3,694
Borrowings under revolving lines of credit	29,181	76,759	65,901	59,831	44,592	23,590
Warrant derivative liabilities	2,108	2,108	2,953	3,683	34,335	—
Current portions of long-term debt and capital lease obligations	4,269	7,711	12,292	9,200	6,152	6,152

	$35,558	$86,578	$81,146	$72,714	$88,773	$33,436

Long-term debt, net of current portions:
Senior notes payable and other obligations	$41,825	$18,110	$7,424	$149	$22,660	$22,660
Junior subordinated notes payable	17,116	29,804	32,436	35,171	17,071	—
Subordinated notes payable to related parties and notes payable to stockholders	34,357	25,342	25,041	27,087	29,442	—
Long-term obligations under capital leases	—	—	—	497	976	976

	$93,298	$73,256	$64,901	$62,904	$70,149	$23,636

Warrant derivative liabilities long-term	$3,103	$4,448	$6,359	$8,243	$—	$—

Stockholders' equity	$7,297	$26,568	$32,290	$41,766	$38,245	$140,488

(1)
The change in value of warrant derivatives represents changes in the fair market value of certain warrants previously issued in connection with debt financings. The warrants were redeemed in connection with the settlement of our initial public offering.

(2)
The pro forma income statement data assumes that we received the proceeds from the sale of 8,500,000 shares of our common stock at the price of $13 per share and used the proceeds to repay debt and redeem warrants prior to the start of the fiscal year ended September 25, 2004. The sale of our common stock actually took place on September 22, 2004 and we received and used the net proceeds on September 28, 2004.

(3)
Pro forma as adjusted to reflect the receipt of the proceeds from our public offering and the application of such proceeds.

Unaudited pro forma consolidated financial data

        The following unaudited pro forma consolidated financial statements have been derived by the application of pro forma adjustments to our historical consolidated financial statements included elsewhere in this Form 10-K. We are providing the following unaudited pro forma consolidated financial information because the financial impact of our initial public offering and associated recapitalization was material and therefore this information can be useful to an investor's understanding of our financial statements.

        The unaudited pro forma consolidated balance sheet assumes that each of the following events occurred on September 25, 2004, while the unaudited pro forma consolidated statement of operations for the years ended September 25, 2004 (2004) assume that each of the following events occurred prior to the start of 2004:

  •
  the receipt of the proceeds from our initial public offering of common stock;

  •
  the repayment of certain of our existing debt;

  •
  the redemption of all of our outstanding warrants; and

  •
  certain additional expenses related to public reporting.

        In the first quarter of the fiscal year 2005, we expect to incur a loss on early extinguishment of debt of $915,000, which is not reflected as a pro forma adjustment to the unaudited consolidated statement of operations for the year ended September 25, 2004. However, it is reflected as an adjustment to retained earnings in the unaudited pro forma consolidated balance sheet at September 25, 2004, since it represents a loss that is directly attributable to the offering and recapitalization.

        The unaudited pro forma consolidated financial information is for informational purposes only and is not necessarily indicative of either the financial position or the results of operations that would have been achieved had the offering and recapitalization for which we are giving pro forma effect actually occurred on the dates or for the periods described in the accompanying notes, nor is such unaudited pro forma consolidated financial information necessarily indicative of the results to be expected for the full year or any future period. A number of factors may affect our results. See "Risks relating to our business and industry" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and "Forward-looking statements."

        The pro forma adjustments are based on estimates and currently available information and assumptions that management believes are reasonable. The notes to the unaudited pro forma consolidated statements of operations and balance sheet provide a detailed discussion of how such adjustments were derived and are presented in the unaudited pro forma consolidated financial information. This unaudited pro forma consolidated financial information should be read in conjunction with "Selected financial data," "Management's discussion and analysis of financial condition and results of operations" and our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

Beacon Roofing Supply, Inc.
Unaudited pro forma consolidated balance sheet
as of September 25, 2004

	September 25, 2004	Adjustment Reference	Pro Forma Adjustments to Reflect the Transaction	Pro Forma September 25, 2004
	(dollars in thousands, except per share data)
Assets
Current assets:
Cash	$—			$—
Accounts receivable, less allowance of $2,958 for doubtful accounts	93,824			93,824
Inventories	68,573			68,573
Prepaid expenses and other assets	14,974			14,974
Deferred income taxes	3,223			3,223

Total current assets	180,594			180,594
Property and equipment, net	25,101			25,101
Goodwill, net	94,162			94,162
Other assets	1,641			1,641

Total assets	$301,498			$301,498

Liabilities and stockholders' equity
Current liabilities:
Cash overdraft	$3,694			$3,694
Borrowings under revolving lines of credit	44,592	(b)(4)	$(21,002)	23,590
Accounts payable	74,043			74,043
Accrued expenses	21,524	(l)	(393)	21,131
Warrant derivative liabilities	34,335	(c)	(34,335)	—
Current portions of long-term debt and capital lease obligations	6,152			6,152

Total current liabilities	184,340		(55,730)	128,610
Senior notes payable, net of current portion	22,660			22,660
Junior subordinated notes payable	17,071	(b)(2)	(17,071)	—
Subordinated notes payable to related parties	29,442	(b)(1),(b)(3)	(29,442)	—
Deferred income taxes	8,764			8,764
Long-term obligations under capital leases, net of current portions	976			976
Warrant derivative liabilities	—			—
Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 26,591,988 issued	266			266
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	—			—
Additional paid-in capital	140,067			140,067
Deferred compensation	(690)			(690)
Treasury stock (232,861 share of common stock), at cost	(515)			(515)
Retained deficit	(867)	(l)	(522)	(1,389)
Stock subscription receivable	(102,765)	(a)	102,765	—
Accumulated other comprehensive income	2,749			2,749

Total stockholders' equity	38,245		102,243	140,488

Total liabilities and stockholders' equity	$301,498		$—	$301,498

The accompanying notes are an integral part of these
unaudited pro forma consolidated financial statements.

Beacon Roofing Supply, Inc.
Unaudited pro forma
consolidated statement of operations
for the year ended September 25, 2004

	September 25, 2004	Adjustment Reference	Pro Forma Adjustments to Reflect the Transaction	Pro Forma September 25, 2004
	(dollars in thousands, except per share data)
Net sales	$652,909		$—	$652,909
Cost of products sold	487,200			487,200

Gross profit	165,709		—	165,709
Operating expenses:
Selling, general and administrative expenses	120,738	(f)	1,350	122,088
Stock-based compensation	10,299	(k)	(9,023)	1,276

	131,037		(7,673)	123,364

Income from operations	34,672		7,673	42,345
Other expense:
Interest expense	8,667	(d)(e)	(6,190)	2,477
Interest expense-related party	2,954	(e)	(2,954)
Change in value of warrant derivatives	24,992	(h)	(24,992)	—
Loss on early retirement of debt	3,285	(j)	(3,285)	—

	39,898		(37,421)	2,477

Income (loss) before income taxes	(5,226)		45,094	39,868
Income taxes	10,129	(g)	7,214	17,343

Net income (loss)	$(15,355)		$37,880	$22,525

Net income (loss) per share:
Basic	($0.86)			$0.86

Diluted	($0.86)	(i)		$0.84

Weighted average shares used in computing net income (loss) per share:
Basic	17,905,203			26,335,148

Diluted	17,905,203	(i)		26,961,652

The accompanying notes are an integral part of these
unaudited pro forma consolidated financial statements

Notes to unaudited pro forma
consolidated financial data
(dollars in thousands, except per share data)

1.    Basis of presentation

        The unaudited pro forma condensed consolidated balance sheet at September 25, 2004 presents our consolidated financial position assuming the offering of common stock, the repayment of certain of our existing debt with proceeds from the offering, the redemption of all of our outstanding warrants, and the incurrence of certain losses that are directly attributable to our initial public offering had been settled on that date rather than on September 28, 2004. Our unaudited pro forma condensed consolidated statement of operations for the year ended September 25, 2004 presents our consolidated results of operations assuming that our initial public offering and the recapitalization had been completed on September 27, 2003. In our opinion, these statements include all material adjustments necessary to reflect, on a pro forma basis, the impact of our initial public offering and the recapitalization on our historical financial information. The pro forma adjustments set forth in the unaudited pro forma consolidated balance sheet and unaudited pro forma consolidated statement of operations are described more fully in Note 2, "Pro forma assumptions and adjustments," below.

        This unaudited pro forma consolidated financial information should be read in conjunction with "Management's discussion and analysis of financial condition and results of operations" and our consolidated financial statements and related notes included elsewhere in this Form 10-K. Our unaudited pro forma consolidated financial information has been presented for informational purposes only and does not necessarily reflect our results of operations or financial position had we operated with the offering and the recapitalization for the periods presented and should not be relied upon as being indicative of our future results after the offering and the recapitalization.

2.    Pro forma assumptions and adjustments

  (a)
  Entry to recognize receipt of the net proceeds of $102,765 from the initial public offering, which represents the gross proceeds of $110,500, less $7,735 for the underwriting discounts. Additional transaction costs of $2,468 were prepaid.

  (b)
  Entries have been made to the consolidated balance sheet to adjust for the repayment of the following indebtedness:

  (1)
  all of our outstanding 12% subordinated notes payable to related parties of $22,442 as of September 25, 2004, including accrued interest thereon;

  (2)
  all of our 18% junior subordinated notes payable of $17,986 (including the $915 debt discount) as of September 25, 2004, including accrued interest thereon;

  (3)
  all of our 8% subordinated promissory notes payable to related parties of $7,000 as of September 25, 2004; and

  (4)
  a portion of our borrowings under revolving lines of credit of approximately $21,002.

  (c)
  An entry has been made to the unaudited pro forma consolidated balance sheet to adjust for the redemption of all of our outstanding warrants, net of a reimbursement to us of $2,584 of costs related to the proceeds raised to settle such warrant liabilities.

  (d)
  An entry has been made to the unaudited pro forma consolidated statement of operations for the year ended September 25, 2004 to adjust for the accretion of warrant discount of $388, in connection with repayment of the junior subordinated notes payable.

  (e)
  An entry has been made to the unaudited pro forma consolidated statement of operations for the year ended September 25, 2004 to adjust for elimination of interest expense of $8,756 on the repaid indebtedness referenced in notes (b)(1)-(4) above.

  (f)
  An entry has been made to the statement of operations for the year ended September 25, 2004 to increase certain administrative costs related to public reporting of $1,350.

  (g)
  An entry has been made to the unaudited pro forma consolidated statement of operations for the year ended September 25, 2004 to adjust the tax provision for the pro forma adjustments.

  (h)
  An entry has been made to the statement of operations for the years ended September 25, 2004 to eliminate the change in value of warrant derivative charge of $24,992.

  (i)
  Pro forma diluted earnings per share is calculated using the weighted average number of common shares assumed outstanding plus the effect of outstanding options using the treasury stock method.

  (j)
  An entry has been made to the unaudited pro forma consolidated statement of operations for the year ended September 25, 2004 to eliminate the charge for the early extinguishment of debt of $3,285 during the period since the pro forma consolidated statement of operations assumes the associated debt is repaid as a direct result of the offering and recapitalization and is already included in retained earnings.

  (k)
  An entry has been made to the unaudited pro forma consolidated statement of operations for the year ended September 25, 2004 to eliminate the charge of $9,023 for the performance based awards to employees due to the termination of repurchase rights under certain securities agreements during the period.

  (l)
  An entry has been made to the unaudited pro forma consolidated balance sheet to retained earnings to adjust for the early extinguishment of debt for $522. As a result of repaying the junior subordinated notes payable upon the settlement of the IPO, a charge of $915 ($522 net of taxes of $393) is expected to be recorded from the early extinguishment of debt in the first quarter of fiscal year 2005.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations

        The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Form 10-K. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information due to the factors discussed under "Risk factors relating to our business and industry," "Forward-looking statements" and elsewhere in this Form 10-K. Certain tabular information will not foot due to rounding.

Overview

        We are one of the largest distributors of residential and non-residential roofing materials in the United States and Canada. We are also a distributor of other building materials, including siding, windows, specialty lumber products and waterproofing systems for residential and non-residential building exteriors. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of contractors and, to a lesser extent, general contractors, retailers and building material suppliers.

        We distribute up to 7,500 SKUs through 67 branches in the United States and Canada. In 2004, approximately 90% of our net sales were in the United States. We stock one of the most extensive assortments of high quality branded products in the industry, enabling us to deliver products to our customers on a timely basis.

        Execution of the operating plan at each of our branches drives our financial results. Revenues are impacted by the relative strength of the residential and non-residential roofing markets we serve. We allow each of our 67 branches to develop its own marketing plan and mix of our products based upon its local market. We differentiate ourselves from the competition by providing customer services, including job site delivery, tapered insulation layouts and design and metal fabrication, and by providing credit, all of which benefit our operating income. We consider customer relations and our employees' knowledge of roofing and exterior building materials to be important to our ability to increase customer loyalty and maintain customer satisfaction. We invest significant resources in training our employees in sales techniques, management skills and product knowledge. While we consider these attributes important drivers of our business, we continually pay close attention to controlling operating costs to maintain our operating profit.

General

        We sell all materials necessary to install, replace and repair residential and non-residential roofs, including:

  •
  shingles;

  •
  single-ply roofing;

  •
  metal roofing and accessories;

  •
  modified bitumen;

  •
  built up roofing;

  •
  insulation;

  •
  slate and tile;

  •
  fasteners, coatings and cements; and

  •
  other roofing accessories.

        We also sell complementary building products such as:

  •
  vinyl siding;

  •
  windows;

  •
  wood and fiber cement siding;

  •
  residential insulation; and

  •
  waterproofing systems.

        The following is a summary of our net sales by product group (in 000s) for the last three years:

	Year Ended
	September 28, 2002		September 27, 2003		September 25, 2004
Residential roofing products	$239,161	43%	$241,343	43%	$274,734	42%
Non-residential roofing products	186,512	34%	188,030	34%	228,435	35%
Complementary building products	124,200	23%	130,167	23%	149,740	23%

Total	$549,873	100%	$559,540	100%	$652,909	100%

        We have over 19,500 customers, no one of which represents more than 1% of our net sales. Many of our customers are small to mid-size contractors with relatively limited capital resources. We maintain strict credit approval and review policies, which in the past has helped to keep losses from customer receivables within our expectations. For the past five years, write-offs for doubtful accounts have averaged less than 0.30% of net sales.

        Our expenses consist primarily of the cost of products purchased for resale and labor, fleet, occupancy and selling and administrative expenses. We compete for business and may respond to competitive pressures by lowering prices in order to maintain our market share.

        Since 1997, we have acquired and integrated seven regional roofing materials distributors with leading positions in their respective geographic markets. Over the same time period, we and our acquired distributors have opened a total of 21 new branches (12 of which were opened under our ownership). We opened two branches in 2002 and 2003 and three branches during 2004. When we add a new branch, we transfer a certain level of existing business from an existing branch to the new branch. This allows the new branch to commence with a base business and also allows the existing branch to target other growth opportunities.

        In managing our business, we consider all growth, including branch expansion, to be internal growth unless it results from an acquisition. In our management's discussion and analysis of financial condition and results of operations, when we refer to growth in existing markets, we include growth from existing and newly-opened branches but exclude growth from acquired branches until they have been under our ownership for at least one full fiscal year. During 2003 and 2004, our internal sales growth was 1.8% and 16.7%, respectively.

        We use a 52/53 week fiscal year ending on the last Saturday of September. Our fiscal years ended September 28, 2002 ("2002"), September 27, 2003 ("2003"), and September 25, 2004 ("2004") all contained 52 weeks.

Results of operations

        The following discussion compares our results of operations for 2004, 2003 and 2002.

        The following table shows, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of net sales for the period presented.

	Year ended
	September 28, 2002	September 27, 2003	September 25, 2004
Net sales	100.0%	100.0%	100.0%
Cost of products sold	75.3	74.8	74.6

Gross profit	24.7	25.2	25.4

Operating expenses:
Selling, general and administrative expenses	19.2	19.6	18.5
Stock-based compensation	0.1	—	1.6

	19.3	19.6	20.1

Income from operations	5.4	5.6	5.3
Interest expense	(2.8)	(2.5)	(1.8)
Change in value of warrant derivatives	(0.5)	(0.5)	(3.8)
Loss on early retirement of debt	—	—	(0.5)

Income (loss) before income taxes	2.1	2.6	(0.8)
Income taxes	(1.1)	(1.3)	(1.6)

Net income (loss)	1.0%	1.3%	(2.4)%

2004 compared to 2003

        Net sales increased $93.4 million, or 16.7%, to $652.9 million in 2004 from $559.5 million in 2003. Specifically, product group sales increased as follows:

	Fiscal Years
(dollars in millions)
	2003	2004	Growth
Residential roofing products	$241.3	$274.8	$33.5	13.9%
Non-residential roofing products	188.0	228.4	40.4	21.5
Complementary building products	130.2	149.7	19.5	15.0

	$559.5	$652.9	$93.4	16.7%

        Our residential roofing product growth was driven by the continued strength of the new housing market, especially in our Mid-Atlantic region, and a strong remodeling market in all regions. Our continued introduction of complementary building products, such as fiber siding, vinyl siding and windows, also drove revenue growth by increasing market share primarily in the growing residential market. Our non-residential roofing products growth came primarily from gains in the Northeast from both new construction and re-roofing markets. Since we did not acquire any branches in 2003 or 2004, all of our sales growth of 16.7% was from internal growth, including the addition of over 2,700 new customers during 2004 which contributed $33.4 million in sales. We opened three new branches in 2004 and expect to open six to twelve new branches in 2005.

        Cost of products sold increased $68.5 million, or 16.4%, to $487.2 million in 2004 from $418.7 million for 2003. The increase reflects increases in volume from all of our product groups.

        As a result of the foregoing, gross profit increased $24.8 million, or 17.6%, to $165.7 million in 2004 from $140.9 million in 2003.

        Gross profit as a percentage of net sales, commonly referred to as gross margin, increased to 25.4% in 2004 compared to 25.2% in 2003. This increase was due to reduced pricing pressures from our customers in our non-residential markets and gains in vendor rebates as a percentage of sales as we continue to have a gradual product mix change to residential products, which generally have higher rebates. We were also able to pass through most of the price increases by our vendors to our customers.

        Selling, general and administrative (SG&A) expenses increased $11.2 million, or 10.2%, to $120.7 million in 2004 from $109.6 million in 2003. The SG&A expense increase was due primarily to increased transportation costs of $1.1 million, including higher fuel costs, and increased payroll of $6.3 million primarily related to the sales volume increase. We expect high fuel costs to continue for the foreseeable future. This increase may adversely affect our future results of operations, although historically we have passed most of these increases on to our customers. We also experienced an increase of $1.0 million in professional fees as we increased our recruiting efforts for corporate, sales and branch personnel; bad debts increased $0.5 million due to the increased sales volume; and depreciation increased $0.8 million due to increased capital expenditures. SG&A expenses, as a percentage of net sales, decreased to 18.5% in 2004 from 19.6% in 2003, primarily due to leveraging our fixed costs over our increased net sales. We expect to incur approximately $1.3 million in additional administrative costs as a public company over the next twelve months.

        We recorded $10.3 million in stock-based compensation in 2004, primarily related to the termination of the Company's rights to repurchase from its employees certain securities at the lower of cost or fair value. These rights lapsed with the IPO.

        Interest expense decreased $2.5 million to $11.6 million in 2004 from $14.1 million for 2003. Although interest rates have increased slightly, our lower debt levels and the refinancing of our higher interest rate debt, as described below, have reduced our interest expense.

        In March 2004, we refinanced certain components of our indebtedness, paying off a portion of our junior subordinated notes payable, reducing our effective interest rate by 273 basis points. With this refinancing and the required repayment of a portion of our junior subordinated notes payable, we recognized a $3.3 million loss on early retirement of debt. On September 28, 2004, we used the proceeds of our IPO to pay off the remaining junior subordinated notes. Upon the use of the IPO proceeds to repay debt, our effective overall annual interest rate became approximately 3.8% based upon September 25, 2004 base rates. In connection with the early extinguishment of debt, we expect to record an additional $0.9 million loss in the first quarter of fiscal year 2005.

        The change in value of our warrant derivatives was $25.0 million in 2004 compared to $2.6 million for 2003. This increase was due to the effect of the increase in the fair market value of our common stock. As of September 25, 2004, we valued the warrant derivatives at $34.3 million, which we redeemed on September 28, 2004.

        Income taxes increased to $10.1 million for 2004 from $7.5 million in 2003. Our 2004 effective income tax rate increased significantly due to the impact on our pre-tax loss of the non-deductible warrant derivatives charge along with the non-deductible portion of the stock-based compensation charge. Our effective tax rate, exclusive of the impact of these charges, was approximately 45% and 44% for 2004 and 2003, respectively.

2003 compared to 2002

        Net sales increased $9.7 million, or 1.8%, to $559.5 million in 2003 from approximately $549.9 million in 2002. The entire increase was from growth in our existing markets. We were able to increase sales in all of our product groups during a period in which the market for non-residential products was weak and residential markets were flat in the markets we serve. The following chart of our sales by product group illustrates this growth:

	Fiscal years
(dollars in millions)
	2002	2003	Growth
Residential roofing products	$239.2	$241.3	$2.1	0.9%
Non-residential roofing products	186.5	188.0	1.5	0.8
Complementary building products	124.2	130.2	6.0	4.8

	$549.9	$559.5	$9.7	1.8%

        Since the end of the second quarter of 2003, our residential roofing products growth has been driven by a strong new housing market in our Northeast and Mid-Atlantic regions and continued growth in the remodeling market in all regions. Our introduction of complementary products, such as fiber siding and windows in Texas and vinyl siding in North and South Carolina, has increased our market share for these products. Our non-residential products also have seen an improvement since the second quarter of 2003. Since we did not acquire any branches in 2002 or 2003, all of our sales growth was internal and, although we had total growth of only 1.8%, we believe we increased our market share in a weak market, primarily from gains in the Northeast in both new and retrofit non-residential roofing markets.

        Cost of products sold increased $4.7 million, or 1.1%, to $418.7 million in 2003 from $413.9 million in 2002, primarily from increased volume from our complementary building products. Gross profit increased $4.9 million, or 3.6%, to $140.9 million in 2003 from $135.9 million in 2002, due primarily to a $1.4 million increase in volume and a $3.5 million increase in vendor rebate programs.

        Gross margin increased to 25.2% in 2003 compared to 24.7% in 2002. The increase of 50 basis points resulted primarily from a shift in product mix from non-residential products to higher margin complementary building products. These products generally also provide higher vendor rebates as a percentage of their purchase prices.

        Selling, general and administrative expenses increased $3.1 million, or 2.9%, to $109.6 million in 2003 from $106.5 million in 2002. Selling, general and administrative expenses as a percentage of net sales increased to 19.6% in 2003 from 19.4% in 2002. The increase in selling, general and administrative expenses was due primarily to additional costs of $1.6 million from two new branches opened in 2003 and $1.0 million from the full year effect of two other branches opened in 2002. Additionally we incurred increased transportation costs of $0.7 million driven by increased fuel charges, partially offset by lower promotional spending of $0.4 million.

        Interest expense decreased $1.3 million to $14.1 million in 2003 from $15.3 million in 2002. Our average debt outstanding was lower in 2003 and our effective interest rate decreased to 10.3% in 2003 from 10.7% in 2002, primarily due to decreased base interest rates.

        The change in value of our warrant derivatives decreased slightly to $2.6 million in 2003 from $2.8 million in 2002 as the appreciation in the fair market value of our common stock was consistent period to period. We assess the fair value of the outstanding warrants at the end of each of our reporting periods using an intrinsic and time value of money approach to value our stock based upon a multiple of our EBITDA for the period. The valuation showed a similar increase in value for both periods.

        Our effective income tax rate decreased to 51.4% in 2003 from 54.1% in 2002. The effective tax rate difference was due to the decreased impact of the non-deductible warrant derivative on a higher base of pre-tax income. Our overall effective rate is in excess of the federal statutory rate due to state income taxes and our inability to use tax credits in the United States on income earned by our Canadian operations.

Seasonality and quarterly fluctuations

        In general, sales and net income are highest during our first, third and fourth fiscal quarters, which represent the peak months of construction, especially in our branches in the northeastern U.S. and in Canada. Our sales are substantially lower during the second quarter, when we usually incur net losses. These quarterly fluctuations have diminished as we have diversified into the southern regions of the United States.

        We experience an increase of inventory, accounts receivable and accounts payable during the first, third and fourth quarters of the year as a result of this seasonality. Our peak borrowing occurs during the third quarter, primarily because dated accounts payable offered by our suppliers typically are payable in April, May and June, while our peak accounts receivable collections typically occur from June through November.

        We also experience a slowing of collections of our accounts receivable during our second quarter, mainly due to the inability of our customers to conduct their businesses effectively in inclement weather. We continue to attempt to collect those receivables which require payment under our standard terms. We do not provide any concessions to our customers during this period of the year to incentivize sales. During this quarter, we experience our lowest availability under our senior secured credit facilities, which are asset-based lending facilities.

Certain quarterly financial data

        The following table sets forth certain unaudited quarterly data for 2003 and 2004 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

(dollars in millions, except per share data) (unaudited)	Fiscal year 2003 (1)				Fiscal year 2004 (1)
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Net sales	$134.8	$104.5	$156.0	$164.3	$168.6	$124.1	$180.0	$180.2
Gross profit	33.7	27.1	39.2	40.9	42.8	32.6	45.4	44.9
Income from operations	6.8	0.7	11.7	12.1	14.4	3.3	13.4	3.6
Net income (loss)	$1.2	$(2.2)	$4.0	$4.1	$3.1	$(9.7)	$(3.3)	$(5.5)

Income (loss) per share—basic	$0.07	$(0.12)	$0.22	$0.23	$0.18	$(0.55)	$(0.18)	$(0.30)
Income (loss) per share—fully diluted	$0.07	$(0.12)	$0.22	$0.22	$0.17	$(0.55)	$(0.18)	$(0.30)
Quarterly sales as % of year's sales	24.1%	18.7%	27.9%	29.3%	25.8%	19.0%	27.6%	27.6%
Quarterly gross profit as % of year's gross profit	23.9	19.2	27.8	29.0	25.8	19.7	27.4	27.1
Quarterly income from operations as % of year's income from operations	21.7%	2.2%	37.4%	38.7%	41.5%	9.5%	38.6%	10.4%
(1)
We incurred the following charges during the period above: stock-based compensation of $0.2, $0.7 and $9.4 million in Qtr 2, Qtr 3 and Qtr 4 of 2004, respectively; change in the value of warrant derivatives of $0.7, $0.6, $0.6 and $0.7 million in Qtr 1, Qtr 2, Qtr 3 and Qtr 4 of 2003, respectively, and $2.9, $8.1, $9.3 and $4.7 million in Qtr 1, Qtr 2, Qtr 3 and Qtr 4 of 2004, respectively; and a loss on the early extinguishment of debt of $3.3 million in Qtr 2 of 2004.

Impact of inflation

        We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2002, 2003 or 2004. We have experienced some recent price increases in our purchasing costs but we generally have been able to pass on such price increases to our customers.

Liquidity and capital resources

        We had a cash overdraft of $3.7 million at September 25, 2004, compared to cash of $0.1 million at September 27, 2003. Our working capital deficit was $(3.7) million at September 25, 2004 compared to working capital of $0.3 million at September 27, 2003.

2004 compared to 2003

        Our net cash provided by operating activities was $23.1 million for 2004 compared to $21.9 million for 2003. The revenue growth generated from the mid-Atlantic regions and a strong remodeling market, along with a favorable product mix, drove our income from operations from $31.3 in 2003 to $34.7 million in 2004. Inventory levels increased as we anticipated price increases and temporary shortages by increasing our purchases. This growth in inventory was offset by an increase in accounts payable. Earned but not yet collected vendor rebates also increased as a result of the increased purchases. Accounts receivable collections remained strong during both years, evidenced by their relatively consistent levels, despite our increase in sales volume.

        Net cash used in investing activities in 2004 was $5.1 million compared to $4.7 million in 2003. We have increased our purchases of transportation and material handling equipment to support our sales growth and to replace existing equipment. We also entered into leases totaling approximately $1.0 million for certain equipment in 2004 compared to $0.7 in 2003 under our master lease line, which we recorded as capital lease obligations.

        Net cash used in financing activities was $21.9 million in 2004 compared to $17.3 million in 2003. The cash used in financing activities in 2004 reflects the proceeds of our refinancing of our senior secured borrowings, related repayment of a portion of our junior subordinated notes payable and net repayments of our borrowings under revolving credit agreements. The net cash used in financing activities in 2003 primarily reflects the repayment of amounts due under the senior notes payable and net repayments of our borrowings under revolving credit agreements.

2003 compared to 2002

        Our net cash provided by operating activities was $21.9 million for 2003 compared to $21.5 million for 2002. Our income from operations increased from $29.4 million in fiscal 2002 to $31.3 million in fiscal 2003, which reflected the growth in revenues in the second half of the year and the improvement in gross margins due to improved vendor rebates. This improvement in operating income of $1.9 million translated to growth of only $0.4 million in operating cash flows due to revenue growth and related inventory growth which occurred in the latter half of fiscal 2003, reflecting increased volume of business and the opening of two new branches. We funded our inventory and accounts receivable growth through increases in accounts payable and accrued expenses. We experienced an increase in rebates receivable in fiscal 2003, which reflected an increase in inventory purchases. Depreciation and amortization remained relatively consistent each period as our capital expenditures remained relatively consistent.

        Net cash used in investing activities for 2003 was $4.7 million compared to $4.6 million for 2002. The slight increase was due primarily to increased purchases of warehouse and delivery equipment in 2003. In addition, in 2002, we generated proceeds from the sale of company-owned automobiles purchased in The Roof Center/West End Lumber acquisition. We also made a working capital adjustment payment to the seller in 2002 resulting from the same acquisition.

        Net cash used in financing activities was $17.3 million for 2003 compared to $19.2 million for 2002. The difference was primarily due to increased repayments under our senior notes payable, caused by a required prepayment of $4.2 million, offset by reduced payments for related party notes payable which had come due in 2002 and lower repayments of our revolving credit facilities.

Capital Resources

        Our principal source of liquidity at September 25, 2004 was our available borrowings of $68.4 million under revolving lines of credit at September 25, 2004, subject to changes in our borrowing base availability determined by trade accounts receivable and product inventory levels. Borrowings under the revolving lines of credit outstanding at September 25, 2004 have been classified as current liabilities in the accompanying balance sheets in accordance with EITF Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Arrangements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

        As of September 25, 2004, we had warrants outstanding that included a "put" feature which allowed the holder to receive a cash settlement equivalent to the difference between the fair market value of our common stock and the exercise price of the warrant. We accounted for this warrant derivative in accordance with EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The warrants were included as a liability and valued at fair value until the warrants were redeemed.

        At September 25, 2004, the entire warrant derivative liability in the amount of $34.3 million was classified as a short-term liability since pursuant to an agreement with the warrant holders it was paid in full from the proceeds of the offering. The amount was paid on September 28, 2004 (see critical accounting policies).

        Liquidity is defined as the ability to generate adequate amounts of cash to meet the current need for cash. We assess our liquidity in terms of our ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business. Significant factors which could affect liquidity include the following:

  •
  the adequacy of available bank lines of credit;

  •
  the ability to attract long-term capital with satisfactory terms;

  •
  cash flows generated from operating activities;

  •
  acquisitions; and

  •
  capital expenditures.

        Our primary capital needs are for working capital obligations and other general corporate purposes, including acquisitions and capital expenditures. Our primary sources of working capital are cash from operations supplemented by bank borrowings. In the past, we have financed acquisitions initially through increased bank borrowings, the issuance of common stock and other borrowings, then repaying any such borrowings with cash flows from operations. We have funded our capital expenditures through increased bank borrowings or through capital leases and then have reduced these obligations with cash flows from operations.

        We believe we have adequate availability of capital to fund our present operations, meet our commitments on our existing debt, and fund anticipated growth, including expansion in existing and targeted market areas. We continually seek potential acquisitions and from time to time hold discussions with acquisition candidates. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a strong base for obtaining additional financing resources at competitive rates and terms. Additionally, we may issue additional shares of common or preferred stock to raise funds.

        On December 15, 2004, we purchased for cash 100% of the outstanding stock of JGA Corp. ("JGA"), a distributor of roofing and other building products with eight branches in Georgia and Florida. This purchase was funded through our revolving line of credit. JGA had net sales of $74 million (unaudited) for the year ended December 31, 2003. We will include the results of operations for JGA from the date of acquisition in our fiscal year 2005 financial results and apply purchase accounting as of the date of acquisition.

Indebtedness

        We currently have the following credit facilities:

  •
  a senior secured credit facility in the U.S.;

  •
  a Canadian senior secured credit facility; and

  •
  a capital lease facility.

        On September 28, 2004, we paid off all of our debt other than our senior secured credit facilities, including our revolving lines of credit, and the capital lease facility. Prior to the payoff on that date, this debt consisted of:

  •
  $18.9 million of 18% junior subordinated notes payable, including accrued and unpaid interest;

  •
  $7.0 million principal amount of 8% subordinated notes to related parties due August 2007, including accrued interest; and

  •
  $22.5 million of 12% seller notes due August 2007 and August 2010, including accrued and unpaid interest.

Senior secured credit facilities

        The credit facilities mature on September 30, 2009 and consist of a $118.5 million United States revolving line of credit including a CDN $15 million Canadian revolving line of credit, commonly referred to as revolvers, and term loans totaling $30 million. The facilities include an option of increasing the revolving lines of credit by an additional $40 million. A recent amendment changes the cash receipts lockbox arrangement to give us sole control over the funds in our lockbox accounts, unless excess availability is less than $10 million or an event of default occurs, in which case the senior secured lenders have the right to take control over such funds and to apply such funds to repayment of the senior debt. Prior to the effectiveness of the amendment, the senior lenders had sole control over the funds in our lockbox accounts. Once the lockbox arrangement is operational, the revolver borrowings will be classified as long-term debt for amounts expected to be outstanding for greater than one year.

        At September 25, 2004, there was $44.6 million outstanding and $68.4 million available for borrowing under the revolvers, subject to changes in our borrowing base availability determined by trade accounts receivable and product inventories levels. The balance outstanding under the term loans was $28.5 million at September 25, 2004.

        Interest on borrowings under the U.S. facilities is payable at our election at either of the following rates:

  •
  an index rate (that is the higher of (a) the base rate for corporate loans quoted in The Wall Street Journal or (b) the Federal Reserve overnight rate plus 1/2 of 1%) plus a margin of 0.75% to 1.75%; or

  •
  the current LIBOR Rate plus a margin ranging from 2.00% to 3.00%.

        Interest under the Canadian facility is payable at our election at either of the following rates:

  •
  an index rate (that is the higher of (1) the Canadian prime rate as quoted in the Globe and Mail and (2) the 30-day BA Rate plus 1.25% plus 0.75%; or

  •
  the BA rate as described in the Canadian facility plus 2.00%.

        Substantially all of our assets, including the capital stock and assets of our wholly-owned subsidiaries secure our obligations under these senior secured credit facilities. The senior secured credit facilities have numerous restrictive covenants, including required fixed charge coverage and an indebtedness to EBITDA ratio determined at the end of each quarter. As of September 25, 2004, we were in compliance with all covenants and financial ratio requirements.

        In connection with our IPO, the senior lenders permitted the early repayment of the subordinated debt.

Capital lease facility

        Our capital lease facility allows us to finance a portion of our transportation and warehouse equipment. The facility totals $11 million, of which $1.3 million was outstanding at September 25, 2004 with fixed interest rates averaging 5.7%.

Contractual obligations

        At September 25, 2004, our contractual obligations were as follows:

	Fiscal years
(in millions)
	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt, including current portions(1)	$50.4	$3.3	$49.9	$3.3	$12.7	$—	$119.6
Capital leases(2)	0.4	0.4	0.4	0.2	—	—	1.4
Operating leases	8.1	5.8	4.0	1.7	0.9	0.4	20.9
Non-cancelable purchase obligations(3)	—	—	—	—	—	—	—

Total	$58.9	$9.5	$54.3	$5.2	$13.6	$0.4	$141.9

(1)
As noted above, we used the proceeds from our IPO to repay all of our debt, except the senior secured credit facilities and capital lease facility. We may incur additional obligations for interest due under the senior notes payable due to future changes in interest rates.

(2)
Relate to purchases of transportation equipment.

(3)
In general, we purchase products under purchase obligations that are cancelable by us without cost or expire after 30 days.

        We cash settled the warrant derivative liability on September 28, 2004, which we valued at $34.3 million at September 25, 2004.

Capital expenditures

        Excluding acquisitions, we made capital expenditures of $4.5, $5.0, and $5.1 in 2002, 2003, and 2004, respectively. We also acquired $0.7 million and $1.0 million of equipment under capital leases in 2003 and 2004, respectively. Approximately 80% of our capital expenditures are generally made for transportation and material handling equipment.

Off-balance sheet arrangements

        We have no off-balance sheet arrangements.

Critical accounting policies

        Critical accounting policies are those that are both important to the accurate portrayal of a company's financial condition and results and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

        In order to prepare financial statements that conform to accounting principles generally accepted in the United States, commonly referred to as GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations.

        We have identified the following accounting policies that require us to make the most subjective or complex judgments in order to fairly present our consolidated financial position and results of operations.

Stock-based compensation

        We account for our stock compensation arrangements with employees under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

        We have granted to our employees options to purchase our common stock at exercise prices determined by our board of directors on the date of option grant. Prior to the IPO, we estimated the fair value of the stock using an enterprise valuation method, based upon a multiple of our earnings, which we then discount for liquidity. We record deferred stock-based compensation as necessary to the extent that the deemed value of the stock at the date of grant exceeds the exercise price of the option. These valuations depend upon our determination of the fair market value of our stock and can vary based upon the value of our company and liquidity assumptions over time. In the event we issue options at below fair market value, we would be required to record an additional charge. As a public company, the value will be based on the closing price of our stock on the grant date. However, we do not expect to grant options below fair market value in the future.

        We have adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 123 requires the measurement of the fair value of the employee stock-based awards to be included in the consolidated statements of operations or disclosed in the notes to the consolidated financial statements. We have determined that we will account for stock-based compensation granted to employees under APB No. 25, and will elect the disclosure-only alternative under SFAS No. 123. In determining the pro forma compensation expense, we are following SFAS 123, which allows us to determine our best estimate of how many options are expected to vest. We use the Black-Scholes option pricing model to determine the pro forma compensation. It requires the use of judgment in the selection of the inputs to the model.

        We had the right to repurchase certain shares of common stock issued to employees and shares issuable upon exercise of certain stock options at the lower of cost or fair value upon termination of employment for cause or upon resignation. However, this repurchase right terminated upon our initial public offering.

        We have determined that these awards are performance based and, therefore, have recognized a charge for the intrinsic value of the award since the contingency is resolved. Based on our initial public offering price of $13.00, we have recorded a charge of $9.0 million in 2004.

Interest rate collars

        We enter into interest rate collars to manage our interest rate exposure. These derivatives, which are not formal hedges, are adjusted to fair value through income.

        We make estimates of the derivatives that are based upon estimates of future interest rates. Estimates are inherently uncertain and subjective. These estimates may change over time and in the event actual results differ from the estimate upon settlement of the derivative, we will adjust our results of operations in the period the estimate changes. Historically, the estimate of the value of the interest rate collar derivative has not significantly differed from the actual amount. At September 25, 2004, a one percent increase in interest rates will represent a $115,000 increase in the value of our interest rate collar while a one percent decrease in interest rates will represent a $64,000 decrease in the value of our interest rate collar.

Warrant derivative liabilities

        We have warrants outstanding that include a "put" feature, which allows the holder to require a cash settlement equivalent to the difference between fair market value of our common stock and the exercise price of the warrant. The put feature is available at any time from five years after the date of issuance of the warrant or upon the occurrence of certain events, including a change in control, a qualified initial public offering or repayment of over 50% of the related debt outstanding. We account for these warrant derivatives in accordance with Emerging Issue Task Force (EITF) Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

        We valued the warrant derivatives using the fair market value of our common stock adjusted for lack of marketability. The aggregate liability for the derivatives amounted to $11,926 at September 27, 2003 and $34,335 at September 25, 2004. The relevant assumptions included in the calculations were discounts ranging from 21% to 23% at September 27, 2003 and 0% at September 25, 2004.

        On July 30, 2004, holders of all warrants agreed to a cash settlement upon the effectiveness of the IPO at the IPO price, which was paid in full on September 28, 2004. The holders also agreed to reimburse us for certain costs incurred in connection with the IPO. At September 25, 2004, we valued the warrants at the IPO price of $13.00, less the reimbursement of related offering costs.

Allowance for doubtful accounts

        We maintain an allowance for doubtful accounts for estimated losses due to the failure of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days, except for sales to our commercial roofing contractors, which we typically require to pay in 60 days.

        As our business is seasonal in certain regions, our customers' businesses are also seasonal. Sales are lowest in the winter months, and our past due accounts receivable balance as a percentage of total receivables generally increases during this time. Throughout the year, we record estimated reserves based upon our historical write-offs of uncollectible accounts.

        Periodically, we perform a specific analysis of all accounts past due and write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote based upon the following factors:

  •
  aging statistics and trends;

  •
  customer payment history;

  •
  independent credit reports; and

  •
  discussions with customers.

        We charge these write-offs against our allowance for doubtful accounts. In the past five years, write-offs have averaged less than 0.30% of net sales.

Inventory valuation

        Product inventories represent one of our largest assets and are recorded at net realizable value. Our goal is to manage our inventory so that we minimize out of stock positions. To do this, we maintain at each branch an adequate inventory of SKUs with the highest sales volume. At the same time, we continuously strive to better manage our slower moving classes of inventory, which are not as critical to our customers.

        During the year, we monitor our inventory levels by branch and record provisions for excess inventories based on slower moving inventory. We define potential excess inventory as the amount of inventory on hand in excess of the historical usage, excluding items purchased in the last three months. We then apply our judgment as to forecasted demand and other factors, including liquidation value, to determine the required adjustments to net realizable value. In addition, at the end of each year, we evaluate our inventory at each branch and write off and dispose of obsolete products. Our inventories are generally not susceptible to technological obsolescence.

        During the year, we perform periodic cycle counts and write off excess or damaged inventory as needed. At year-end we take a physical inventory and record any necessary additional write-offs.

Vendor rebates

        We account for vendor rebates in accordance with EITF Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Many of our arrangements with our vendors provide for us to receive a rebate of a specified amount payable to us when we achieve any of a number of measures, generally related to the volume of purchases from our vendors. We account for these rebates as a reduction of the prices of the vendor's products, which reduces inventory until we sell the product, at which time these rebates reduce cost of sales in our income statement. Throughout the year, we estimate the amount of rebates based upon the expected level of purchases. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels. Historically, our actual rebates have been within our expectations used for our estimates. If we fail to achieve a measure which is required to obtain a vendor rebate, we will have to record a charge in the period that we determine the criteria or measure for the vendor rebate will not be met to the extent the vendor rebate was estimated, expected and included as a reduction to cost of sales.

        If market conditions were to change, vendors may change the terms of some or all of these programs. Although these changes would not affect the amounts which we have recorded related to product already purchased, it may impact our gross margins on products we sell or revenues earned in future periods.

Revenue recognition

        We recognize revenue in accordance with SEC Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin 104. The SEC requires that the following four basic criteria must be met before we recognize revenue:

  •
  persuasive evidence of an arrangement exists;

  •
  delivery has occurred or services have been rendered;

  •
  the seller's price to the buyer is fixed or determinable; and

  •
  collectibility is reasonably assured.

        We generally recognize revenue at the point of sale or upon delivery to the customer's site. For goods shipped by third party carriers, we recognize revenue upon shipment since the terms are FOB shipping point. Approximately 90% of our revenues are for products delivered by us, or picked up by our customers at our facilities, which provides for timely and accurate revenue recognition.

        We also ship certain products directly from the manufacturer to the customer. We recognize the gross revenue for these sales upon notification of delivery from the vendor in accordance with EITF Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Delays in receiving delivery notification could impact our financial results, although it has not been material to our consolidated results of operations in the past.

        We also provide certain job site delivery services, which includes crane rental and rooftop delivery of certain products, for which the associated revenues are recognized upon completion of the services. These revenues represent less than 2% of our sales.

        All revenues recognized are net of allowances for discounts and estimated returns, which are also provided for at the time of pick up or delivery. In the past, customer returns have not been material to our consolidated results of operations.

Income taxes

        We account for income taxes using the liability method, which requires us to recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences between the financial statement and tax reporting bases of assets and liabilities to the extent that they are realizable. Deferred tax expense (benefit) results from the net change in deferred tax assets and liabilities during the year.

        We have operations in 12 U.S. states and three provinces in Canada, and we are subject to potential tax audits in each of these jurisdictions and federally in both the United States and Canada. These audits may involve complex issues, which may require an extended period of time to resolve. Accruals for tax contingencies require us to make estimates and judgments with respect to the ultimate outcome of potential tax audits. Actual results could differ from these estimates.

Goodwill

        Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At September 25, 2004, our net goodwill balance was approximately $94.2 million, representing approximately 31% of our total assets.

        Under SFAS 142, Goodwill and Other Intangible Assets, we test goodwill for impairment in the fourth quarter of each fiscal year or at any other time when impairment indicators exist. Examples of such indicators that would cause us to test goodwill for impairment between annual tests include a significant change in the business climate, unexpected competition, significant deterioration in market share or a loss of key personnel.

        We determine fair value using a market approach to value our business, which we believe consists of one reporting unit, distribution of building materials. Prior to our initial public offering, our market approach involved applying an appropriate market multiple to operating performance for the trailing twelve-month period. As our common stock is now publicly traded, we believe our stock price is the best indicator of our market value.

        If circumstances change or events occur to indicate that our fair market value has fallen below book value, we will compare the estimated fair value of the goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in operating income.

Recent accounting pronouncements

        In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ARB No. 51 (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. However, in December 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements involving special purpose entities entered into prior to February 1, 2003. All other arrangements within the scope of FIN 46 are subject to its provisions beginning in 2004. We adopted FIN 46, as required, with no material impact to our consolidated financial position or results of operations.

        In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The provisions of SFAS No. 123(R) must be applied at the beginning of the first interim or annual period beginning after June 15, 2005. We are in the process of evaluating the impact of this new pronouncement on our financial statements.

Risks relating to our business and industry

        We may not be able to successfully identify acquisition candidates, effectively integrate newly acquired businesses into our operations or achieve expected profitability from our acquisitions.

        Our growth strategy includes acquiring other roofing materials distributors. We continually seek acquisition candidates in selected markets and from time to time engage in exploratory discussions with potential candidates. If we are not successful in finding attractive acquisition candidates that we can acquire on satisfactory terms, or if we cannot complete those acquisitions that we identify, it is unlikely that we will sustain the historical growth rates of our business.

        Acquisitions involve numerous risks, including:

  •
  unforeseen difficulties in integrating operations, technologies, services, accounting and personnel;

  •
  diversion of financial and management resources from existing operations;

  •
  unforeseen difficulties related to entering geographic regions where we do not have prior experience;

  •
  potential loss of key employees; and

  •
  inability to generate sufficient revenue to offset acquisition or investment costs.

        In addition, if we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing stockholders would be diluted, which, in turn, could adversely affect the market price of our stock. Moreover, we could finance an acquisition with debt, resulting in higher leverage and interest costs. As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits of these acquisitions, and we may incur costs in excess of what we anticipate.

An inability to obtain the products that we distribute could result in lost revenues and reduced margins and damage relationships with customers.

        We distribute roofing and other exterior building materials that are manufactured by a number of major suppliers. Although we believe that our relationships with our suppliers are strong and that we would have access to similar products from competing suppliers should products be unavailable from current sources, any disruption in our sources of supply, particularly of the most commonly sold items, could result in a loss of revenues and reduced margins and damage relationships with customers. Supply shortages may occur as a result of unanticipated demand or production or delivery difficulties. When shortages occur, roofing material suppliers often allocate products among distributors.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our ability to operate and grow successfully.

        Our success is highly dependent upon the services of Robert Buck, our President and Chief Executive Officer, David Grace, our Chief Financial Officer, and historically Andrew Logie, our Chairman of the Board. Our success will continue to depend to a significant extent on our executive officers and key management personnel, including our regional vice presidents. We do not have key man life insurance covering any of our executive officers. We may not be able to retain our executive officers and key personnel or attract additional qualified management. The loss of any of our executive officers or our other key management personnel or our inability to recruit and retain qualified personnel could hurt our ability to operate and make it difficult to execute our acquisition and internal growth strategies.

A change in vendor rebates could adversely affect our income and gross margins.

        The terms on which we purchase product from many of our vendors entitle us to receive a rebate based on the volume of our purchases. These rebates effectively reduce our costs for products. If market conditions change, vendors may adversely change the terms of some or all of these programs. Although these changes would not affect the amounts at which we have recorded product already purchased, it may lower our gross margins on products we sell or income we realize in future periods.

Cyclicality in our business could have a material adverse effect on our financial condition and results of operations.

        We sell a portion of our products for new residential and non-residential construction. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence. Future downturns in the regions and markets that we serve could have a material adverse effect on our operating results or financial condition.

Seasonality in the construction and re-roofing industry generally results in second quarter losses.

        Our second quarter is typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and re-roofing markets decreases. Because much of our overhead and expense remains relatively fixed throughout the year, we generally record a loss during our second quarter. We expect that these seasonal variations will continue in the future.

If we encounter difficulties with our management information systems, we could experience problems with inventory, collections, customer service, cost control and business plan execution.

        We believe our management information systems are a competitive advantage in maintaining our leadership positions in the roofing distribution industry. If we experience problems with our management information systems, we could experience product shortages or an increase in accounts receivable. Any failure by us to maintain our management information systems could adversely impact our ability to attract and serve customers and would cause us to incur higher operating costs and experience delays in the execution of our business plan.

Our failure to compete successfully could cause our revenue or market share to decline.

        We currently compete in the distribution of roofing materials primarily with smaller distributors, but we also face competition from a number of multi-regional distributors of roofing materials and national distributors of building products that are larger and have greater financial resources than us. Our competitors' greater financial resources may enable them to offer higher levels of service or a broader selection of inventory than we can. As a result, we may not be able to continue to compete effectively with our competition.

An impairment of goodwill could have a material adverse effect on our results of operations.

        Acquisitions frequently result in the recording of goodwill and other intangible assets. At September 25, 2004, goodwill represented approximately 31% of our total assets. Goodwill is no longer amortized and is subject to impairment testing at least annually using a fair value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our single reporting unit. We determine fair value using a market approach to value our business.

        We evaluate the recoverability of goodwill for impairment in between our annual tests when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Any impairment of goodwill would adversely affect our operating results.

Being a public company has increased, and will increase, our administrative costs and divert management time and attention, particularly to comply with new regulatory requirements implemented by the Securities and Exchange Commission and The Nasdaq National Market.

        As a public company, we are incuring significant legal, accounting, and other costs that we did not incur as a private company. We are incuring all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. In addition to the Sarbanes-Oxley Act of 2002, we are subject to a series of new rules and regulations that the Securities and Exchange Commission and the Nasdaq National Market have adopted. In addition to increasing costs, our compliance efforts have made some activities more time-consuming and have diverted management time and attention away from our core business. We are expanding our operational and financial systems and controls as part of our compliance efforts.

        We are taking advantage of certain "grace periods" for newly public companies under certain of the new SEC and Nasdaq rules and regulations, which grace periods provide us a short period of time before we are required to be in full compliance with these rules and regulations. For example, we are not yet in full compliance with the SEC and Nasdaq requirements that a majority of our board members and all of our audit committee members be "independent." Our ability to satisfy the various requirements before the expiration of the applicable grace periods will depend largely on our ability to attract and retain qualified independent members of our board of directors, particularly to serve on our audit committee, which may be more difficult in light of these new rules and regulations. If we fail to satisfy the various requirements before the expiration of the applicable grace periods, our common stock may be delisted from Nasdaq, which would cause a decline in the trading price of our common stock and impair the ability of the holders of our common stock to sell and buy our common stock in a public market.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm the trading price of our stock.

        Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Our current principal stockholders have significant influence over us, and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which you may disagree.

        Code, Hennessy & Simmons III, L.P. beneficially owns approximately 27.7% of our outstanding common stock as of December 1, 2004. In addition, three members of our board may be considered affiliates of Code Hennessy. As a result, Code Hennessy and its affiliates have significant influence over our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not other stockholders believe that the transaction is in their own best interests. This concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks as part of our on-going business operations. Our primary exposure includes changes in interest rates and foreign exchange rates.

Interest rate risk

        Our variable interest expense is sensitive to changes in the general level of interest rates. At September 25, 2004, the weighted average interest rate on our $73.1 million of variable interest debt was approximately 3.9%. While our variable rate debt obligations expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial performance or results of operations. Based on September 25, 2004 borrowing levels, a 1.0% increase or decrease in current market interest rates would have the effect of causing a $0.7 million additional pre-tax change to our statements of operations.

        We enter into interest rate derivative agreements, commonly referred to as swaps or collars, with the objective of reducing volatility in our borrowing costs. At September 25, 2004, we had one interest rate collar effectively converting the variable LIBOR component on a portion of our senior credit facility term debt to a fixed rate. The collar has a notional amount of $30 million, expires in September 2005, and has a floor rate of 1.69% and a cap rate of 3.0%. The fair market value of the agreement resulted in an asset of less than $0.1 million at September 25, 2004, which was determined based on current interest rates and expected trends. Since this instrument does not qualify as a hedge, changes in the unrealized gain or loss are recorded in interest expense in the accompanying statements of operations. The differentials to be paid or received under the terms of the agreement are accrued as interest rates change and are recognized as an adjustment to interest expense related to the debt.

        We had warrants outstanding at September 25, 2004 that included a put feature, which allowed the holder to require a fair market value cash settlement at a fixed date. We account for this warrant derivative in accordance with EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The warrants were included as a liability and valued at fair value until the warrants were redeemed on September 28, 2004. We paid the warrant derivative liability on September 28, 2004, which we valued at $34.3 million at September 25, 2004.

Foreign currency exchange rate risk

        We have exposure to foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 10% of our revenues in 2004 were derived from sales to customers in Canada. This business is primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect revenues, net income and cash flows. We do not enter into financial instruments to manage this foreign currency exchange risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Beacon Roofing Supply, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Beacon Roofing Supply, Inc.

        We have audited the accompanying consolidated balance sheets of Beacon Roofing Supply, Inc. (the Company) as of September 27, 2003 and September 25, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 25, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon Roofing Supply, Inc. at September 27, 2003 and September 25, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 25, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Boston, Massachusetts December 15, 2004

Beacon Roofing Supply, Inc.
Consolidated Balance Sheets

	September 27, 2003	September 25, 2004
	(dollars in thousands, except per share data)
Assets
Current assets:
Cash	$64	$—
Accounts receivable, less allowance of $2,322 in 2003 and $2,958 in 2004 for doubtful accounts	86,964	93,824
Inventories	55,077	68,573
Prepaid expenses and other assets	9,834	14,974
Deferred income taxes	2,317	3,223

Total current assets	154,256	180,594
Property and equipment, net	24,955	25,101
Goodwill, net	93,564	94,162
Other assets	2,933	1,641

Total assets	$275,708	$301,498

Liabilities and stockholders' equity
Current liabilities:
Cash overdraft	$—	$3,694
Borrowings under revolving lines of credit	59,831	44,592
Accounts payable	56,151	74,043
Accrued expenses	25,133	21,524
Warrant derivative liabilities	3,683	34,335
Current portions of long-term debt and capital lease obligations	9,200	6,152

Total current liabilities	153,998	184,340
Senior notes payable and other obligations, net of current portion	149	22,660
Junior subordinated notes payable	35,171	17,071
Subordinated notes payable to related parties	27,087	29,442
Deferred income taxes	8,797	8,764
Long-term obligations under capital leases, net of current portions	497	976
Warrant derivative liabilities	8,243	—
Commitments and contingencies
Stockholders' equity:
Class A Common Stock (voting); $.01 par value; 45,500,000 shares authorized; 18,020,443 shares issued in 2003 and none issued in 2004	180	—
Class B Common Stock (nonvoting); $.01 par value; 45,500,000 shares authorized; none issued or outstanding
Common Stock (voting); $.01 par value; 100,000,000 shares authorized; 26,591,988 issued in 2004	—	266
Undesignated Preferred Stock; 5,000,000 shares authorized; none issued or outstanding
Additional paid-in capital	26,033	140,067
Deferred compensation	—	(690)
Treasury stock (232,861 shares of Class A Common in 2003 and 232,861 shares of Common Stock in 2004)	(515)	(515)
Retained earnings (deficit)	14,488	(867)
Common Stock subscription receivable	—	(102,765)
Accumulated other comprehensive income	1,580	2,749

Total stockholders' equity	41,766	38,245

Total liabilities and stockholders' equity	$275,708	$301,498

See accompanying notes.

Beacon Roofing Supply, Inc.
Consolidated Statements of Operations

	Year Ended
	September 28, 2002	September 27, 2003	September 25, 2004
	(dollars in thousands, except per share data)
Net sales	$549,873	$559,540	$652,909
Cost of products sold	413,925	418,662	487,200

Gross profit	135,948	140,878	165,709
Operating expenses:
Selling, general and administrative expenses	105,998	109,586	120,738
Stock-based compensation	522	—	10,299

	106,520	109,586	131,037

Income from operations	29,428	31,292	34,672
Other expense:
Interest expense	12,743	11,345	8,667
Interest expense-related party	2,565	2,707	2,954
Change in value of warrant derivatives	2,756	2,614	24,992
Loss on early retirement of debt	—	—	3,285

	18,064	16,666	39,898

Income (loss) before income taxes	11,364	14,626	(5,226)
Income taxes	6,153	7,521	10,129

Net income (loss)	$5,211	$7,105	$(15,355)

Net income (loss) per share:
Basic	$0.29	$0.40	$(0.86)

Diluted	$0.29	$0.39	$(0.86)

Weighted average shares used in computing net income (loss) per share:
Basic	17,697,484	17,841,976	17,905,203

Diluted	17,891,673	18,230,455	17,905,203

See accompanying notes.

Beacon Roofing Supply, Inc.
Consolidated Statements of Stockholders' Equity

	Class A Common Stock		Common Stock
									Common Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)
Dollars in thousands, except per share data	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Treasury Stock	Retained Earnings (deficit)			Total Stockholders' Equity
Balances at September 29, 2001	17,820,243	$178	—	$—	$25,463	$—	$(336)	$2,172	$—	$(909)	$26,568
Issuance of Class A Common Stock at below fair market value	200,200	2			570	(522)					50
Amortization of deferred compensation						522					522
Repurchase of Class A Common Stock							(64)				(64)
Net income								5,211			5,211
Foreign currency translation adjustment										3	3

Comprehensive income											5,214

Balances at September 28, 2002	18,020,443	180	—	—	26,033	—	(400)	7,383	—	(906)	32,290
Repurchase of Class A Common Stock							(115)				(115)
Net income								7,105			7,105
Foreign currency translation adjustment										2,486	2,486

Comprehensive income											9,591

Balances at September 27, 2003	18,020,443	180	—	—	26,033	—	(515)	14,488	—	1,580	41,766
Issuance of Class A Common Stock and options to purchase Class A Common Stock at below fair market value	71,545	1			2,215	(1,966)					250
Conversion of Class A Common Stock to Common Stock	(18,091,988)	(181)	18,091,988	181							—
Amortization of deferred compensation						1,276					1,276
Stock compensation associated with the lapse of restriction on Common Stock and options					9,023						9,023
Issuance of Common Stock in exchange for stock subscription receivable			8,500,000	85	102,796				(102,765)		116
Net loss								(15,355)			(15,355)
Foreign currency translation adjustment										1,169	1,169

Comprehensive loss											(14,186)

Balances at September 25, 2004	—	$—	26,591,988	$266	$140,067	$(690)	$(515)	$(867)	$(102,765)	$2,749	$38,245

See accompanying notes.

Beacon Roofing Supply, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	September 28, 2002	September 27, 2003	September 25, 2004
	(In thousands)
Operating activities
Net income (loss)	$5,211	$7,105	$(15,355)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,851	6,047	6,922
Deferred interest	4,522	4,825	4,445
Stock-based compensation	522	—	10,299
Change in value of warrant derivatives	2,756	2,614	24,992
Loss on early retirement of debt	—	—	3,285
Unrealized gain on interest rate collar	(127)	(619)	(182)
Deferred income taxes	2,084	2,596	(940)
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	1,166	(7,201)	(6,034)
Inventories	2,313	(5,265)	(13,166)
Prepaid expenses and other assets	877	(801)	(4,815)
Accounts payable and accrued expenses	(3,647)	12,577	13,635

Net cash provided by operating activities	21,528	21,878	23,086
Investing activities
Purchases of property and equipment	(4,538)	(4,978)	(5,127)
Net proceeds from sale of property and equipment	1,035	314	—
Acquisition of businesses, net of cash acquired	(1,103)	—	—

Net cash used in investing activities	(4,606)	(4,664)	(5,127)
Financing activities
Borrowings (repayments) under revolving lines of credit	(10,786)	(7,219)	43,040
Borrowings (repayments) under senior notes payable and other	(6,105)	(9,873)	26,934
Early extinguishment of debt	—	—	(66,556)
Repayment of junior subordinated notes	—	—	(21,500)
Repayment of subordinated notes payable to related parties	(2,234)	(43)	(47)
Proceeds from sale of Class A Common Stock	—	—	250
Repurchase of Treasury Stock	(64)	(115)	—
Initial public offering costs	—	—	(2,468)
Deferred financing costs	—	—	(1,525)

Net cash used in financing activities	(19,189)	(17,250)	(21,872)
Effect of exchange rate changes on cash	65	31	155

Net decrease in cash	(2,202)	(5)	(3,758)
Cash at beginning of year	2,271	69	64

Cash (overdraft) at end of year	$69	$64	$(3,694)

Non-cash financing and investing activities
Capital lease transactions	$—	$690	$982
Common Stock subscription receivable	$—	$—	$102,765
Reimbursement of offering costs by warrant holders	$—	$—	$2,583

See accompanying notes.

Beacon Roofing Supply, Inc.
Notes to Consolidated Financial Statements
Year ended September 25, 2004
(dollars in thousands, except per share data)

1.    The Company

Business

        Beacon Roofing Supply, Inc. (the Company) was formed on August 22, 1997 and is incorporated in Delaware. The Company distributes roofing materials and other complementary building materials to customers in the Eastern United States, Texas and Canada through its wholly-owned subsidiaries, Beacon Sales Acquisition, Inc., Quality Roofing Supply Company, Inc., Beacon Roofing Supply Canada Company, Best Distributing Co., The Roof Center, Inc. and West End Lumber Company, Inc. The Company completed its initial public offering ("IPO" or the "Offering") on September 22, 2004 and received the net IPO proceeds on September 28, 2004 (Note 3).

Estimates

        The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the consolidated financial statements. Actual amounts could differ from those estimates.

2.    Summary of Significant Accounting Policies

Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions have been eliminated.

Fiscal Year

        The Company's fiscal year ends on the close of business on the last Saturday in September of each year. Each of the years presented were comprised of 52 weeks. Each of the Company's quarters ends on the last day of the calendar month.

Industry Segment Information

        Based on qualitative and quantitative criteria established by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), the Company operates within one operating segment, which is the wholesale distribution of building materials.

Inventories and Rebates

        Inventories, consisting substantially of finished goods, are valued at the lower of cost or market. Cost is determined using the moving weighted-average cost method.

        The Company's arrangements with vendors provides for rebates of a specified amount of consideration, payable when a number of measures, generally related to a specified cumulative level of purchases, have been achieved. The Company accounts for such rebates as a reduction of the prices of the vendor's inventory until the product is sold, at which time, such rebates reduce cost of sales in the accompanying consolidated statements of operations. Throughout the year, the Company estimates the amount of the rebates based upon the expected level of purchases. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels.

        In January 2003, the Emerging Issues Task Force (EITF) issued EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF No. 02-16) which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the statement of operations. That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. Since the Company has treated all rebates as a reduction of the price of the vendor's products, adoption of EITF No. 02-16 in 2003 did not have a material impact on the Company's results of operations.

Property and Equipment

        Property and equipment acquired in connection with acquisitions are recorded at fair market value as of the date of the acquisition; all other additions are recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life
Buildings and improvements	10 to 40 years
Equipment	3 to 10 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Shorter of the term of the lease or the estimated useful life

Revenue Recognition

        The Company recognizes revenue in accordance with Securities and Exchange Commissions (SEC) Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin 104. The SEC requires that the following four basic criteria must be met before the Company recognizes revenue:

  •
  persuasive evidence of an arrangement exists;

  •
  delivery has occurred or services have been rendered;

  •
  the seller's price to the buyer is fixed or determinable; and

  •
  collectibility is reasonably assured.

        The Company generally recognizes revenue at the point of sale or upon delivery to the customer site. For goods shipped by third party carriers, the Company recognizes revenue upon shipment since the terms are generally FOB shipping point.

        The Company also ships certain products directly from the manufacturer to the customer. The Company recognizes the gross revenue for these sales upon notification of delivery from the vendor in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

        The Company also provides certain job site delivery services, which includes crane rental and rooftop delivery of certain products, for which the associated revenues are recognized upon completion of the services. These revenues represent less than 2% of the Company's sales.

        All revenues recognized are net of allowances for discounts and estimated returns, which are also provided for at the time of pick up or delivery.

Shipping and Handling Costs

        The Company classifies shipping and handling costs, consisting of driver wages and vehicle expenses, as selling, general and administrative expenses in the accompanying consolidated Statements of operations. Shipping and handling costs were approximately $29,522 in 2002, $31,465 in 2003, and $34,250 in 2004.

Interest Rate Collars

        The Company enters into interest rate collars to manage its interest rate exposure. These derivatives, which are not formal hedges, are adjusted to fair value through income.

Warrant Derivative Liabilities

        Prior to redemption on September 28, 2004, the Company had warrants outstanding that included a "put" feature, which allowed the holder to require a fair market value cash settlement at a fixed date. The Company accounted for the warrant derivatives in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The warrant derivatives were included as a liability and valued at fair market value until the warrants were redeemed.

Concentrations of Risk

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company's accounts receivable are principally from customers in the building industry located predominately in the Eastern United States and Canada. Concentration of credit risk with respect to accounts receivable, however, is limited due to the large number of customers comprising the Company's customer base. The Company performs credit evaluations of its customers; however, the Company's policy is not to require collateral. At September 27, 2003 and September 25, 2004, the Company had no significant concentrations of credit risk.

        Approximately 66% of the Company's inventory purchases were from 7 vendors in 2002, 9 vendors in 2003, and 10 vendors in 2004.

Impairment of Long-Lived Assets

        SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. If such assets are considered to be impaired, the impairment to be recognized is the total by which the carrying amounts of the assets, if any, exceed the fair values determined using a discounted cash flow model.

Amortizable Intangible Assets

        Amortizable intangible assets, which consist of non-compete agreements, are amortized on a straight-line basis over 60 months and are tested for impairment under SFAS No. 144.

Goodwill

        Goodwill represents the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired.

        Under SFAS 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment in the fourth quarter of each fiscal year or at any other time when impairment indicators exist. Examples of such indicators that would cause us to test goodwill for impairment between annual tests include a significant change in the business climate, unexpected competition, significant deterioration in market share or a loss of key personnel. The Company performs the impairment test based on one reporting unit.

Early Extinguishment of Debt

        SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (SFAS No. 145), was issued in April 2002 and addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on extinguishment of debt that does not meet the criteria of Accounting Principles Board Opinion (APB) No. 30 for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. The loss on early retirement of debt in 2004 of $3,285 has been classified within other expense in the accompanying consolidated statements of operations.

Stock-Based Compensation

        The Company accounts for its stock compensation arrangements with employees under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

        Pro forma information regarding net income (loss) is required by SFAS No. 123. The fair value for options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended
	September 28, 2002	September 27, 2003	September 25, 2004
Dividend yield	0.00%	0.00%	0.00%
Expected lives of options (years)	5.00	5.00	5.00
Risk-free interest rate	5.00%	3.10%	3.10%
Expected volatility	45%	45%	45%
Weighted average fair value of options granted	$0.90	$1.21	$3.70

        For purposes of the required pro forma disclosures, the estimated fair value of the options is amortized to expense over the service period that generally is the option vesting period. Had compensation costs been determined consistent with SFAS No. 123, the Company's net income (loss) would have been the following pro forma amounts:

	2002	2003	2004
Net income (loss), as reported	$5,211	$7,105	$(15,355)
Add: stock-based compensation, net of tax	—	—	6,814
Less: stock-based compensation expense determined under fair value method, net of tax	(254)	(308)	(1,088)

Pro forma net income (loss)	$4,957	$6,797	$(9,629)
Net income (loss) per share, as reported:
Basic	$0.29	$0.40	$(0.86)
Diluted	$0.29	$0.39	$(0.86)
Net income (loss) per share, pro forma:
Basic	$0.28	$0.38	$(0.54)
Diluted	$0.28	$0.37	$(0.54)

Deferred Compensation

        Deferred compensation represents the excess of fair market value over the exercise price of options granted to employees to purchase common stock and amounts associated with shares sold to employees at less than fair market value. Such amounts are amortized over the vesting period of the related awards. During 2004, the Company granted options to purchase common stock with an exercise price below fair value and issued common stock at below fair value resulting in the recognition of deferred compensation of $1,966, which is being amortized over their respective vesting periods of 21 months and 33 months. At the Company's IPO, the Company amortized $201 due to the accelerated vesting of certain options.

Comprehensive Income (Loss)

        The Company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 establishes rules for the reporting and display of comprehensive income (loss) and its components. Accumulated other comprehensive income (loss) as of September 27, 2003 and September 25, 2004 consists entirely of foreign currency translation.

Net Income (Loss) per Share

        The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share (SFAS No. 128). Under the provisions of SFAS No. 128, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method. For 2004, the Company has excluded the impact of common share equivalents on diluted net loss per share as their impact would be anti-dilutive. Common equivalent shares may consist of the incremental common shares issuable upon the exercise of stock options and warrants.

        The following table reflects the calculation of weighted-average shares outstanding for each period presented:

	Year Ended
	September 28 2002	September 27 2003	September 25 2004
Weighted-average common shares outstanding for basic	17,697,484	17,841,976	17,905,203
Dilutive effect of employee stock options	194,189	388,479	—

Weighted-average shares assuming dilution	17,891,673	18,230,455	17,905,203

        For 2004, options to purchase 1,908,359 shares of Common Stock and warrants to purchase 2,839,937 shares of Common Stock were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive.

Fair Value of Financial Instruments

        Financial instruments consist mainly of cash, accounts receivable, accounts payable, borrowings under the Company's line of credit and long-term debt. At September 27, 2003 and September 25, 2004, the carrying amounts of these instruments approximated their fair values.

Income taxes

        The Company accounts for income taxes using the liability method, which requires it to recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences between the financial statement and tax reporting bases of assets and liabilities to the extent that they are realizable. Deferred tax expense (benefit) results from the net change in deferred tax assets and liabilities during the year.

Foreign Currency Translation

        The assets and liabilities of the Company's foreign subsidiary, Beacon Roofing Supply Canada Company, are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. Net translation gains or losses are recorded directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses were not material for any of the periods presented. The Company has inter-company debt from its Canadian subsidiary, which has been considered as long-term for financial reporting purposes since repayment is not planned or anticipated in the foreseeable future.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. However, in December 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements involving special purpose entities entered into prior to February 1, 2003. All other arrangements within the scope of FIN 46 are subject to its provisions beginning in 2004. The Company adopted FIN 46, as required, with no material impact to its consolidated financial position or results of operations.

        In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The provisions of SFAS No. 123(R) must be applied at the beginning of the first interim or annual period beginning after June 15, 2005. The Company is in the process of evaluating the impact of this new pronouncement on its financial statements.

3.    Initial Public Offering

        On September 21, 2004, the SEC declared the Company's new stock registration effective. On September 22, 2004, the Offering was completed, with public trading of the Company's stock commencing on September 23, 2004. The Offering was for 8,500,000 shares at a price to the public of $13.00 per share. After the underwriters' discount of $7,735, net proceeds to the Company were $102,765, which the Company received on September 28, 2004. The Company also had paid $2,468 of transaction costs and received $2,583 from the Company's warrant holders as a reimbursement of a portion of the underwriters' discount. The net proceeds were used to redeem 2,839,937 warrants for $34,335, repay Junior Subordinated notes payable of $18,527 (including a debt discount of $915 and accrued interest), and repay Subordinated notes payable to related parties of $29,464, with the remainder of $20,555 used to repay borrowings under the Company's revolving lines of credit.

        Prior to the Offering, the Company reclassified each share of its Class A Common Stock into one share of Common Stock and all authorized shares of Class A and Class B Stock ceased to be authorized. In addition, the Company effected a 4,550-for-1 stock split of its Common Stock in the form of the issuance of a dividend on the Company's Common Stock equal to 4,549 shares of Common Stock for each share of Common Stock outstanding. The Company also increased the number of authorized shares of Common Stock to 100,000,000 and created 5,000,000 shares of undesignated Preferred Stock, par value $.01 per share. All share and per share amounts in the accompanying financial statements have been restated for all periods to give retroactive effect to the stock split.

        In connection with the Offering, the Company also terminated its management agreement with its largest stockholder. In addition, the Company's rights under certain securities agreements to repurchase Common Stock from employees at the lower of cost or fair value were terminated effective with the IPO and a charge of $9,023 was recorded for stock-based compensation in 2004.

4.    Goodwill and Other Intangible Assets

        Goodwill, net, amounted to $93,564 and $94,162 at September 27, 2003, and September 25, 2004, respectively. Amortized intangible assets, included in other long-term assets, consist of non-compete agreements with a gross carrying value of approximately $1,000 and $200 at September 27, 2003 and September 25, 2004, respectively, and accumulated amortization of $768 and $140 at September 27, 2003 and September 25, 2004, respectively. Amortization expense related to intangible assets amounted to approximately $120 annually in 2002 and 2003 and $38 in 2004, with $60 to be amortized over the remaining two years.

        In fiscal 2002, the Company's goodwill balance increased by $1,103 due to post-closing working capital amounts from the acquisition of the Roof Center, Inc. and West End Lumber Company Inc.

The Company's goodwill balance increased by $1,600 and $598 in 2003 and 2004, respectively, due to increases from foreign currency translations.

5.    Property and Equipment

        Property and equipment consist of the following:

	September 27, 2003	September 25, 2004
Land	$1,680	$1,712
Buildings and leasehold improvements	8,774	9,571
Equipment	26,429	31,057
Furniture and fixtures	3,530	3,901

	40,413	46,241
Less: accumulated depreciation and amortization	15,458	21,140

	$24,955	$25,101

6.    Accrued Expenses

        The significant components of accrued expenses are as follows:

	September 27, 2003	September 25, 2004
Accrued inventory receipts	$13,513	$9,238
Other	11,620	12,286

	$25,133	$21,524

7.    Financing Arrangements

Senior Notes Payable

        Senior notes payable consist of the following:

	September 27, 2003	September 25, 2004
Senior notes payable to commercial lenders, due in varying quarterly payments of principal, plus required prepayment amounts and interest at the bank prime rate plus 0.75% or LIBOR plus 2.00% (3.58% at September 25, 2004) through December 2006	$9,075	$14,750
Senior notes payable to commercial lenders, due in equal quarterly payments of principal, plus interest at the bank prime rate plus 1.75% or LIBOR plus 3.00% (4.58% at September 25, 2004) through December 2006	—	13,750
Other	149	—

	9,224	28,500
Less current portion	9,075	5,840

	$149	$22,660

        The Company is required to prepay 50% of the Company's previous fiscal year excess cash flows up to $2,500 while the senior notes payable are outstanding. The Company has estimated this amount to be $2,500 for 2004, and this amount along with regularly scheduled payments are included in the current portion of long-term debt in the accompanying consolidated balance sheets.

Revolving Lines of Credit

        The Company's revolving line of credit agreement (U.S. Revolver) allows for borrowings up to $113,000 prior to the amendment discussed below and subject to a limitation based on a percentage of eligible inventories and accounts receivable and any borrowings outstanding under the Company's Canadian revolving line of credit. Interest is payable monthly at the bank prime rate (4.75% at September 25, 2004) plus 0.75%, or LIBOR (1.67% at September 25, 2004) plus 2.00%. This credit facility expires on December 31, 2006. Borrowings outstanding amounted to $52,399 and $39,508 at September 27, 2003 and September 25, 2004, respectively. These amounts have been classified as current liabilities in the accompanying balance sheets in accordance with the consensus of EITF No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement (EITF No. 95-22).

        The Company also has a revolving line of credit agreement which allows for borrowings up to $C15,000 (Canadian), subject to a limitation based on a percentage of eligible inventories and accounts receivable. As of September 25, 2004, interest is payable monthly at the Canadian Bank Prime Rate (4.0%) plus 0.75%. This credit facility expires on December 31, 2006. Borrowings outstanding amounted to $7,432 and $5,084 (U.S.) at September 27, 2003 and September 25, 2004, respectively, and have been classified as current liabilities in the accompanying balance sheets in accordance with the consensus of EITF No. 95-22.

        The Company had $68,400 in borrowings available under the revolving lines of credit at September 25, 2004.

        The borrowings under the senior notes payable and revolving lines of credit are collateralized by substantially all of the Company's assets and are subject to certain operating and financial covenants, which, among other things, restrict the payment of dividends. As of September 25, 2004, the Company was in compliance with all covenants and financial ratio requirements.

        In September 2003, the Company purchased an interest rate collar derivative with a notional amount of $30,000, which establishes a floor of 1.69% and a cap of 3.00%, thereby reducing the potential impact of interest rate increases on future income. This instrument expires on September 12, 2005. The fair market value of the agreement resulted in a liability of $149 at September 27, 2003 and an asset of $33 at September 25, 2004, which was determined based on current interest rates and expected trends. Since this instrument does not qualify as a hedge, changes in the unrealized gain or loss are recorded in interest expense in the accompanying statements of operations. The differentials to be paid or received under the terms of the agreement are accrued as interest rates change and are recognized as an adjustment to interest expense related to the debt.

Amendments of Senior Notes Payable and Revolving Lines of Credit

        Effective September 28, 2004, the Company amended its senior secured credit facilities (revolving lines of credit and term loans). The amendment extends the maturity date of the facilities to September 30, 2009, including extending the installment schedule of the term loans so that the final payment is due on September 30, 2009, increases the revolving lines of credit from $113,000 to $118,500, includes an option of increasing the revolving lines of credit by an additional $40,000, and expands the criteria for acquisitions which do not require lender consent. The amendment also changes the cash receipts lockbox arrangement to give the Company sole control over the funds in the Company's lockbox accounts, unless excess availability is less than $10 million or an event of default occurs, in which case the senior secured lenders have the right to take control over such funds and to apply such funds to repayment of the senior debt. Prior to the effectiveness of the amendment, the senior lenders have sole control over the funds in the Company's lockbox accounts. The new lockbox arrangement has not yet been established.

        The borrowings will continue to be collateralized by substantially all of the Company's assets and are subject to certain operating and financial covenants, which, among other things, restrict the payment of dividends. The senior secured credit facilities have numerous restrictive covenants, including required fixed charge coverage ratios. In an amendment dated October 29, 2004, the amount of allowed capital expenditures and capital lease financing increased to $12,000.

Junior Subordinated Notes Payable

        The Company had 18% junior subordinated notes payable to certain mezzanine financing providers in the amount of $35,171 and $17,071 at September 27, 2003 and September 25, 2004, respectively (net of warrant allocation—see Note 8). Annual interest of 6% (included in the 18% annual rate) was deferred until maturity in August 2007, and is included in the principal balance. On September 28, 2004, the Company repaid the notes in full in conjunction with the settlement of its IPO. The notes were subordinate to the senior notes payable and borrowings under the revolving lines of credit, however the senior lenders permitted the early repayment of the subordinated debt.

Subordinated Notes Payable to Related Parties

        Subordinated notes payable to related parties consist of the following:

	September 27, 2003	September 25, 2004
12% subordinated notes payable, including deferred interest of $7,921 in 2003 and $10,276 in 2004, to stockholders and former owner, due August 2007 and 2010	$20,087	$22,442
8% subordinated promissory notes payable to former owners, due in August 2007	7,000	7,000

	$27,087	$29,442

        The notes were subordinate to the senior notes payable and revolver borrowings, however the senior lenders permitted the early repayment of these notes upon receipt of the IPO proceeds.

Other Information

        The Company made interest payments under all financing arrangements totaling $11,290 in 2002, $9,621 in 2003, and $7,371 in 2004.

        Annual principal payments for all outstanding borrowings for each of the next five years as of September 25, 2004 are as follows:

Fiscal year
2005	$50,432
2006	3,340
2007	49,853
2008	3,340
2009	12,640

8.    Warrants and Related Derivative Liabilities

        In connection with the issuance of senior debt in 1997, the Company issued warrants to purchase 737,837 shares of Class B Common Stock at less than $0.01 per share, exercisable through August 2007.

The Company also issued warrants to purchase 1,487,850 and 614,250 shares of Class A Common Stock at $.01 per share, exercisable through September 2008, in connection with the issuance of junior subordinated notes payable in September 2000 and June 2001, respectively.

        The Company allocated from the debt proceeds an aggregate of $4,669 to the value of the warrants based upon the Company's assessment of fair market value on the dates of issuance and that allocation is being amortized to interest expense over the term of the notes. Each warrant included a "put" feature which allowed the holder to receive a cash settlement equivalent to the difference between the fair market value of the Company's common stock and the exercise price of the warrant. The put feature was available any time from five years after the date of the issuance of the warrant or upon the occurrence of certain events, including a change in control, qualified initial public offering or repayment of over 50% of the related debt outstanding.

        The Company valued the warrant derivatives using the fair market value of the Company's common stock adjusted for lack of marketability. The aggregate liability for the derivatives amounted to $11,926 at September 27, 2003 and $34,335 at September 25, 2004. The relevant assumptions included in the calculations were discounts ranging from 21% to 23% at September 27, 2003 and 0% at September 25, 2004.

        At September 27, 2003, the derivative liability in the amount of $3,683 was currently due since the related put feature was exercisable. Derivative liabilities aggregating $8,243 were due between September 4, 2005 and June 5, 2006 and were included in long-term liabilities, although their payment may have been accelerated upon the occurrence of certain events, including a change in control, qualified initial public offering or repayment of over 50% of the related debt outstanding. At September 25, 2004, the entire derivative liability of $34,335 was currently due and was paid in full on September 28, 2004.

        On July 30, 2004, holders of all warrants agreed to a cash settlement upon the effectiveness of the IPO at the IPO price, which was paid in full on September 28, 2004. The holders also agreed to reimburse the Company for certain costs incurred in connection with the IPO. At September 25, 2004, the Company valued the warrants at the IPO price of $13.00, less the reimbursement of related offering costs.

9.    Leases

        The Company conducts certain of its operations in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. The Company leases 15 buildings from certain stockholders for an aggregate of approximately $2,300 each year. The Company believes that the terms of these leases approximate fair value. The Company also leases certain equipment under a master lease agreement, that provides for borrowings of up to approximately $11,000. Assets acquired under this line are accounted for as capital leases. The Company has assets under capital lease obligations amounting to $1,672 and $690 at September 25, 2004 and September 27, 2003, respectively, and related accumulated amortization of $384 and $22 at September 25, 2004 and September 27, 2003, respectively. Amortization of such equipment is included in depreciation and amortization expense.

        At September 25, 2004, the minimal rental commitments under all non-cancelable capital and operating leases with initial or remaining terms of more than one year are as follows:

	Capital Leases	Operating Leases
Year ending September
2005	$378	$8,092
2006	378	5,845
2007	378	4,053
2008	279	1,706
2009	27	881
Thereafter	—	365

Total minimum lease payments	1,440	$20,942

Less amount representing interest	(152)

Present value of minimum lease payments	1,288
Less current portion	(312)

	$976

        Rent expense amounted to $7,218 in 2002, $7,537 in 2003 and $7,922 in 2004.

10.    Stock Option Plans and Common Stock

Stock Option Plans

        The 1998 Stock Option Plan (the "1998 Stock Plan") allowed for the granting of options to purchase 2,115,750 shares of Common Stock to certain directors and key employees of the Company. Options generally may be exercised beginning 18 months after the date of grant and terminate ten years thereafter. In the event of a sale of the Company, all options are immediately vested. No further awards will be made under the 1998 Stock Plan. The Company will make any future stock-based awards under a new Beacon Roofing Supply, Inc. 2004 Stock Plan (the "2004 Stock Plan"), which was adopted on September 21, 2004. The 2004 Stock Plan allows for the granting of up to 2.2 million shares of Common Stock in the form of stock options or stock awards to key employees and members of the Board of Directors. The key terms of the grants are determined by the Company's Board of Directors and awards immediately vest upon a change in control. The Company granted options to purchase 20,000 shares of Common Stock under the 2004 Stock Plan on September 22, 2004.

        Information regarding the Company's stock options is summarized below (not in thousands):

	Number of Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Outstanding at September 29, 2001	638,365	$0.44-$2.00	$1.27
Granted	664,300	2.00	2.00
Canceled	(20,475)	1.27-2.00	1.76

Outstanding at September 28, 2002	1,282,190	0.44-2.00	1.64
Granted	386,750	2.80	2.80
Canceled	(391,300)	2.00-2.80	2.09

Outstanding at September 27, 2003	1,277,640	0.44-2.80	1.85
Granted	655,744	3.49-13.00	3.78
Canceled	(25,025)	2.00-3.49	2.72

Outstanding at September 25, 2004	1,908,359	$0.44-$13.00	$2.51

        There are options available for grant to purchase 2,180,000 shares of Common Stock under the 2004 Stock Plan at September 25, 2004. Options are exercisable for the purchase of 1,663,134 shares of Common Stock at exercise prices ranging from $0.44 to $3.49 and a weighted-average exercise price of $2.25 at September 25, 2004.

        There were options available for grant to purchase 838,110 shares of Common Stock under the 1998 Stock Plan at September 27, 2003. Options were exercisable for the purchase of 918,190 shares of Common Stock at exercise prices ranging from $0.44 to $2.00 and a weighted-average exercise price of $1.50 at September 27, 2003.

        The weighted-average contractual life of options outstanding at September 27, 2003 and September 25, 2004, was approximately 8 and 7 years, respectively.

        Details regarding options to purchase common stock outstanding are as follows:

Exercise Price	Options Outstanding	Weighted Average Contractual Life	Options Exercisable
$0.44	201,565	4.3	201,565
$1.27	202,475	5.3	202,475
$2.00	518,700	7.1	518,700
$2.80	332,150	8.3	332,150
$3.49	633,469	9.2	408,244
$13.00	20,000	10.0	0

	1,908,359	7.5	1,663,134

Special Options Grant

        The Company granted a stock purchase option to its new President and Chief Executive Officer (CEO) in October of 2003, under an executive securities agreement. The grant included options to purchase 336,700 shares of common stock at fair value and was scheduled to vest over two years. In January 2004, the Company and the CEO amended the special purchase option agreement to increase the number of shares that could be purchased under the option to 408,244 shares. Such amendment did not change the exercise price, contractual term or vesting of the original award. Under this option, the exercise price must be paid in cash, unless the Company permits otherwise. The option expires on October 20, 2013, and became fully vested after the completion of the Company's IPO. This option was not granted under the Company's 1998 Stock Plan or the 2004 Stock Plan.

Options granted in 2004

        The Company granted the following options below fair market value in 2004:

Grant Date:	January 20, 2004	January 28, 2004
Number of options	227,500	71,544
Exercise price	$3.49	$3.49
Fair value of stock	$8.80	$8.80
Intrinsic value per option	$5.31	$5.31

Shares issued in 2004

        The Company issued the following Class A Common Stock below fair market value in 2004:

Issue Date:	January 28, 2004
Number of shares	71,545
Purchase price	$3.49
Fair value of stock	$8.80
Intrinsic value per share	$5.31

        Determining the fair value of the Company's stock requires complex and subjective judgments. The Company used a market approach to estimate the value of the enterprise. The market approach involves applying an appropriate market multiple to operating performance for the trailing twelve-month periods. The fair value of common stock issued as well as options granted to employees in October 2003 and January 2004 were originally estimated by the Company's Board of Directors, with input from management based on the valuation of the business using the operating results for fiscal 2003. Subsequent to the grant, the Company reassessed the value of the common stock given the significant improvement in the operating performance during the first half of 2004 as well as the pending IPO. This retrospective review indicated that the fair value of the stock was in excess of the option strike price at the grant date. As a result, deferred compensation of $1,966 was recorded for the intrinsic value of the stock, which is being amortized over the vesting period. During 2004, approximately $1,276 was recorded as compensation expense.

Common Stock

        The Company had the right to repurchase certain shares of Common Stock issued to employees and shares issuable upon exercise of certain stock options at the lower of cost or fair value upon termination of employment with cause or upon resignation. However, this repurchase right terminated upon the Company's IPO.

        The Company determined that these awards were performance based and therefore recognized a charge for the intrinsic value of the award of $9,023 in 2004.

11.    Benefit Plans

        The Company maintains defined contribution plans covering all full-time employees of the Company who have one year of service and are at least 21 years old. An eligible employee may elect to make a before-tax contribution of between 1% and 15% of his or her compensation through payroll deductions. The Company matches the first 50% of participant contributions limited to 6% of a participant's gross compensation (maximum Company match is 3%). Amounts charged to expense for this plan were $1,893 in 2002, $2,442 in 2003, and $3,131 in 2004.

        The Company also contributes to an external pension fund for certain of its employees who belong to a local union. Annual contributions amounted to $74, $72, and $78 in 2002, 2003, and 2004, respectively.

12.    Income Taxes

        The income tax provision consists of the following:

	Fiscal Year
	2002	2003	2004
Current:
Federal	$2,414	$3,042	$7,969
Foreign	594	982	896
State	1,061	901	2,204

	4,069	4,925	11,069
Deferred:
Federal	1,897	1,994	(555)
Foreign	(34)	121	(143)
State	221	481	(242)

	2,084	2,596	(940)

	$6,153	$7,521	$10,129

        The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

	Fiscal Year
	2002	2003	2004
Federal income taxes at statutory rate	34.00%	34.00%	35.00%
State income taxes, net of federal benefit	7.40	6.30	(24.41)
Non-deductible warrant derivative	8.30	6.10	(167.52)
Foreign income tax rate differential	3.70	4.90	(9.38)
Non-deductible stock-based compensation	—	—	(16.96)
Non-deductible meals and entertainment	0.90	0.80	(3.12)
Other	(0.20)	(0.70)	(7.43)

Total	54.10%	51.40%	(193.82)%

        The components of the Company's deferred taxes are as follows:

	September 27, 2003	September 25, 2004
Deferred tax liabilities:
Excess tax over book depreciation and amortization	$8,853	$11,775
Other	60	73

	8,913	11,848
Deferred tax assets:
Interest rate collar	56	—
Stock-based compensation	—	3,084
Allowance for doubtful accounts	887	1,174
Accrued vacation	166	224
Inventory valuation	1,324	1,825

	2,433	6,307

Net deferred income tax liabilities	$6,480	$5,541

        The Company made tax payments of $3,060 in 2002, $3,251 in 2003 and $13,769 in 2004. The Company used its remaining net operating loss carryforwards in the amount of $1,500 in 2002.

        The Company has operations in 12 U.S. states and three provinces in Canada, and it is subject to tax audits in each of these jurisdictions and federally in both the United States and Canada. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimate of taxes payable in the accompanying financial statements. Additional losses are reasonably possible, however the amounts cannot be estimated.

13.    Related-Party Transactions

        The Company's former legal service provider is also an investor in the Company. Fees paid to this provider amounted to $127 in 2002 and $156 in 2003. Additionally, the Company paid management fees in the amount of $300 in 2002, 2003 and 2004 to its largest stockholder.

        Holders of warrant derivative liabilities valued at approximately $1.3 million at September 27, 2003 and $4.1 million at September 25, 2004 consist of the Company's principal investor, Code Hennessy & Simmons III, L.P., and certain management stockholders.

        The Company believes all related-party transactions are at arms-length and reflect the fair market value for services rendered to the Company.

14.    Contingencies

        The Company is subject to loss contingencies pursuant to various federal, state and local environmental laws and regulations; however, the Company is not aware of any reasonably possible losses that would have a material impact on its results of operations, financial position, or liquidity. These include possible obligations to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical or other substances by the Company or by other parties. In connection with its acquisitions, the Company has been indemnified for any and all known environmental liabilities as of the respective dates of acquisition. Historically, environmental liabilities have not had a material impact on the Company's results of operations, financial position or liquidity.

        The Company is subject to litigation from time to time in the ordinary course of business, however the Company does not expect the results, if any, to have a material adverse impact on its results of operations, financial position or liquidity.

15.    Geographic and Product Data

        In accordance with the enterprise-wide disclosure requirements of SFAS No. 131, the Company's geographic and product information is as follows:

	Year Ended
	September 28, 2002			September 27, 2003			September 25, 2004
	Net revenues	Income before taxes	Property and Equipment, net	Net revenues	Income before taxes	Property and Equipment, net	Net revenues	Income (loss) before taxes	Property and Equipment, net
U.S.	$492,418	$9,988	$19,777	$498,508	$12,565	$19,751	$585,804	$(7,319)	$20,087
Canada	57,455	1,376	4,369	61,032	2,061	5,204	67,105	2,093	5,014

Total	$549,873	$11,364	$24,146	$559,540	$14,626	$24,955	$652,909	$(5,226)	$25,101

        Net revenues to external customers by product group:

	Year Ended
	September 28, 2002	September 27, 2003	September 25, 2004
Residential roofing products	$239,161	$241,343	$274,734
Non-residential roofing products	186,512	188,030	228,435
Complementary building products	124,200	130,167	149,740

Total	$549,873	$559,540	$652,909

16.    Allowance for Doubtful Accounts

        The activity in the allowance for doubtful accounts consists of the following:

Fiscal Year	Balance at beginning of year	Additions	Write-offs	Balance at end of year
September 28, 2002	$2,159	$1,516	$(1,815)	$1,860
September 27, 2003	1,860	2,088	(1,626)	2,322
September 25, 2004	$2,322	$2,738	$(2,102)	$2,958

17.    Subsequent Event

        On December 15, 2004, the Company purchased for cash 100% of the outstanding stock of JGA Corp. ("JGA"), a distributor of roofing and other building products with eight branches in Georgia and Florida. This purchase was funded through the Company's revolving line of credit. JGA had net sales of $74 million (unaudited) for the year ended December 31, 2003. The Company will include the results of operations for JGA from the date of acquisition in its fiscal year 2005 financial results and apply purchase accounting as of the date of acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no disagreements with accountants on accounting or financial disclosures during the last three fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

        Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        We have no information to report pursuant to Item 9B.

PART III

        This part of Form 10-K, which includes Items 10 through 14, is omitted because we will file definitive proxy material pursuant to Regulation 14A not more than 120 days after the close of our year-end, which proxy material will include the information required by Items 10 through 14 and is incorporated herein by reference.

        We have adopted the Beacon Roofing Supply, Inc. Code of Conduct, a code of ethics that applies to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, Controller, and any other persons performing similar functions. This code of ethics is publicly available on our website at www.beaconroofingsupply.com. If we make any substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, Controller, or any other persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in our next periodic report with the SEC if not previously disclosed on a Form 8-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements
The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report:
		•	Report of Independent Registered Public Accounting Firm
		•	Consolidated Balance Sheets as of September 27, 2003 and September 25, 2004
		•	Consolidated Statements of Operations for the years ended September 28, 2002, September 27, 2003, and September 25, 2004
		•	Consolidated Statements of Stockholders' Equity for the years ended September 28, 2002, September 27, 2003, and September 25,2004
		•	Consolidated Statements of Cash Flows for the years ended September 28, 2002, September 27, 2003, and September 25, 2004
		•	Notes to Consolidated Financial Statements
	(2)	Financial Statement Schedules
Financial statement schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.
	(3)	Exhibits

INDEX TO EXHIBITS

EXHIBIT

EXHIBIT NUMBER
3.1	Second Amended and Restated Certificate of Incorporation of Beacon Roofing Supply, Inc.
3.2	Amended and Restated By-Laws of Beacon Roofing Supply, Inc.
4.1
Form of Specimen Common Stock Certificate of Beacon Roofing Supply, Inc. (incorporated herein by reference to Exhibit 4.1 to Beacon Roofing Supply, Inc.'s Registration Statement, on Form S-1, (Registration No. 333-116027))
10.1
Form of Registration Rights Agreement by and between Beacon Roofing Supply, Inc. and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 10.1 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-119747))
10.2
Employment Agreement dated as of October 20, 2003 by and between Robert Buck and Beacon Sales Acquisition, Inc. d/b/a Beacon Sales Company (incorporated herein by reference to Exhibit 10.2 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-119747))
10.3
Amendment to Employment Agreement dated as of May 19, 2004 by and between Robert Buck and Beacon Sales Acquisition, Inc. d/b/a Beacon Sales Company (incorporated herein by reference to Exhibit 10.3 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-119747))
10.4
Chief Executive Securities Agreement dated as of August 21, 1997 by and between Beacon Roofing Supply, Inc. (formerly known as Beacon Holding Corporation), Andrew Logie and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 10.4 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-119747))
10.5
Executive Securities Agreement dated as of October 20, 2003 by and between Beacon Roofing Supply, Inc., Robert Buck and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 10.5 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-119747))
10.6
Amendment to Executive Securities Agreement dated as of January 28, 2004 by and between Beacon Roofing Supply, Inc., Robert Buck and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 10.6 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-119747))
10.7
Executive Securities Agreement dated as of August 21, 1997 by and among Beacon Roofing Supply, Inc. (formerly known as Beacon Holding Corporation), David Grace and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 10.7 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-119747))
10.8	1998 Stock Plan (incorporated herein by reference to Exhibit 4.1 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-8 (Registration No. 333-119747))
10.9	2004 Stock Plan (incorporated herein by reference to Exhibit 4.2 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-8 (Registration No. 333-119747))

10.10
Amended and Restated Special Purchase Option Agreement dated January 28, 2004 by and between Beacon Roofing Supply, Inc. and Robert Buck (incorporated herein by reference to Exhibit 10.10 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-116027)
10.11
Second Amended and Restated Loan and Security Agreement dated as of March 12, 2004, among Beacon Sales Acquisition, Inc., the Domestic Subsidiaries of Beacon Sales Acquisition, Inc. named therein, General Electric Capital Corporation, GECC Capital Markets Group, Inc., Fleet Capital Corporation, and the lenders party thereto (incorporated herein by reference to Exhibit 10.11 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333- 119747)
10.12
Second Amended and Restated Loan and Security Agreement, dated as of March 12, 2004, among Beacon Roofing Supply Canada Company, GE Canada Finance Holding Company, and the lenders party thereto (incorporated herein by reference to Exhibit 10.12 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-119747)
10.13
Management Services Letter Agreement dated August 21, 1997 by and between Beacon Sales Acquisition Inc. and CHS Management III, L.P. (incorporated herein by reference to Exhibit 10.13 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-116027))
10.14
Consent and First Amendment to Second Amended and Restated Loan and Security Agreement dated as of August 6, 2004 by and among Beacon Sales Acquisition, Inc., the Domestic Subsidiaries of Beacon Sales Acquisition, Inc. named therein, General Electric Capital Corporation and the lenders party thereto (incorporated herein by reference to Exhibit 10.14 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-116027))
10.15
Consent and First Amendment to Second Amended and Restated Loan and Security Agreement dated as of August 6, 2004 by and among Beacon Roofing Supply Canada Company, GE Canada Finance Holding Company and the lenders party thereto (incorporated herein by reference to Exhibit 10.15 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-116027))
10.16
Termination Agreement by and between Beacon Sales Acquisition, Inc. and CHS Management III, L.P. (incorporated herein by reference to Exhibit 10.16 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-116027))
10.17
Amendment of Chief Executive Securities Agreement, dated as of September 20, 2004 by and among the Company, Andrew R. Logie, and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 99.1 to Beacon Roofing Supply, Inc.'s current report on Form 8-K filed September 24, 2004)
10.18	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for executive officers who are not directors
10.19	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for employee directors
10.20	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for non-employee directors
21	Subsidiaries of Beacon Roofing Supply, Inc.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

          During the fourth quarter of 2004, we filed the following Current Report on Form 8-K:

      Current Report on Form 8-K filed on September 24, 2004 reporting the company's amendment of the Chief Executive Securities Agreement among the Company, Andrew R. Logie (Chairman of the Board and former Chief Executive Officer) and Code, Hennessy and Simmons III, L.P.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACON ROOFING SUPPLY, INC. (REGISTRANT)
		By:	/s/ DAVID R. GRACE David R. Grace Chief Financial Officer
Date:	December 23, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ROBERT R. BUCK Robert R. Buck	President, Chief Executive Officer and Director	December 23, 2004
/s/ ANDREW R. LOGIE Andrew R. Logie	Chairman of the Board and Director	December 23, 2004
/s/ DAVID R. GRACE David R. Grace	Chief Financial Officer and Chief Accounting Officer	December 23, 2004
/s/ PETER M. GOTSCH Peter M. Gotsch	Director	December 23, 2004
/s/ KRISTA M. HATCHER Krista M. Hatcher	Director	December 23, 2004
/s/ BRIAN P. SIMMONS Brian P. Simmons	Director	December 23, 2004
/s/ JAMES J. GAFFNEY James J. Gaffney	Director	December 23, 2004
/s/ WILSON B. SEXTON Wilson B. Sexton	Director	December 23, 2004