Form 10-Q
period 2004-12-31
BEACON ROOFING SUPPLY INC
filed 2005-02-14
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO         .

COMMISSION FILE NO.: 000-50924

BEACON ROOFING SUPPLY, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	36-4173371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Lakeland Park Drive, Peabody, Massachusetts	01960
(Address of principal executive offices)	(Zip Code)

978-535-7668

(Registrant’s telephone number, including area code)

(former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  YES ☐    NO ☒

As of February 7, 2005, there were 26,395,527 outstanding shares of the registrant’s common stock, $.01 par value per share.

BEACON ROOFING SUPPLY, INC.

Form 10-Q

For the Quarter Ended December 31, 2004

BEACON ROOFING SUPPLY, INC.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets

	December 31, 2004	December 31, 2003	September 25, 2004
	(Unaudited)	(Unaudited)	(Note)
	(Dollars in thousands, except per share data)
Assets
Current assets:
Cash	$4,900	$6,195	$—
Accounts receivable, less allowance of $3,511 at December 2004, $2,995 at
December 2003 and $2,958 at September 2004 for doubtful accounts	93,194	72,382	93,824
Inventories	82,750	60,604	68,573
Prepaid expenses and other assets	22,140	14,102	14,974
Deferred income taxes	3,228	2,317	3,223
Total current assets	206,212	155,600	180,594
Property and equipment, net	27,367	23,847	25,101
Goodwill, net	104,375	93,991	94,162
Other assets	13,196	2,805	1,641
Total assets	$351,150	$276,243	$301,498
Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft	$—	$—	$3,694
Borrowings under revolving lines of credit	52,178	60,286	44,592
Accounts payable	73,723	50,068	74,043
Accrued expenses	36,359	23,777	21,524
Warrant derivative liability	—	4,557	34,335
Current portions of long-term debt and capital lease obligations	6,158	7,950	6,152
Total current liabilities	168,418	146,638	184,340
Senior notes payable and other obligations, net of current portion	21,825	68	22,660
Junior subordinated notes payable	—	35,914	17,071
Subordinated notes payable to related parties	—	27,689	29,442
Deferred income taxes	8,819	8,829	8,764
Long-term obligations under capital leases, net of current portions	895	1,105	976
Warrant derivative liabilities	—	10,291	—
Commitments and contingencies
Stockholders’ equity:
Class A Common Stock (voting); $.01 par value; 45,500,000 shares authorized; 18,020,443 shares issued in December of 2003 and none issued in December and September of 2004	—	180	—
Class B Common Stock (nonvoting); $.01 par value; 45,500,000 shares authorized; none issued or outstanding Common Stock (voting); $.01 par value; 100,000,000 shares authorized; 26,591,988 issued in December and September of 2004	266	—	266
Undesignated Preferred Stock; 5,000,000 shares authorized, none issued or outstanding
Additional paid-in capital	140,067	26,033	140,067
Deferred compensation	(517)	—	(690)
Treasury stock (232,861 shares of Class A Common in December of 2003 and 232,861 shares of Common Stock in December and September of 2004)	(515)	(515)	(515)
Retained earnings (deficit)	7,876	17,633	(867)
Common Stock subscription receivable	—	—	(102,765)
Accumulated other comprehensive income	4,016	2,378	2,749
Total stockholders’ equity	151,193	45,709	38,245
Total liabilities and stockholders’ equity	$351,150	$276,243	$301,498

Note: The balance sheet at September 25, 2004 has been derived from the audited financial statements as of that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Income

	Three Months Ended
	December 31,	December 31,
	2004	2003
	Unaudited
	(Dollars in thousands, except per share data)
Net sales	$199,190	$168,586
Cost of products sold	148,844	125,783
Gross profit	50,346	42,803
Operating expenses:
Selling, general and administrative expenses	32,840	28,422
Stock-based compensation	173	—
	33,013	28,422
Income from operations	17,333	14,381
Other expense:
Interest expense	866	2,799
Interest expense related party	26	742
Change in value of warrant derivatives	—	2,920
Loss on early retirement of debt	915	—
	1,807	6,461
Income before income taxes	15,526	7,920
Income taxes	6,783	4,774
Net income	$8,743	$3,146
Net income per share:
Basic	$0.33	$0.18
Diluted	$0.32	$0.17
Weighted average shares used in computing net income per share:
Basic	26,359,127	17,787,583
Diluted	27,303,725	18,184,984

The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Cash Flows

	Three Months Ended
	December 31, 2004	December 31, 2003
	Unaudited
	(In thousands)
Operating activities
Net income	$8,743	$3,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,810	1,651
Deferred interest	—	1,261
Stock-based compensation	173	—
Change in value of warrant derivatives	—	2,920
Loss on early retirement of debt	915	—
Changes in operating assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	12,215	15,174
Inventories	(7,167)	(5,294)
Prepaid expenses and other assets	(3,526)	(3,480)
Accounts payable and accrued expenses	(408)	(7,908)
Net cash provided by operating activities	12,755	7,470
Investing activities
Purchases of property and equipment, net of sale proceeds	(910)	(109)
Acquisition of business, net of cash acquired	(30,357)	—
Net cash used in investing activities	(31,267)	(109)
Financing activities
Net borrowings under revolving lines of credit	7,278	132
Repayment under senior notes payable, and other	(912)	(1,370)
Redemption of warrants	(34,335)	—
Repayment of junior subordinated notes	(17,986)	—
Repayment of subordinated notes payable to related parties	(29,442)	—
Proceeds from IPO	102,765	—
Deferred financing costs	(238)	—
Net cash provided by (used in) financing activities	27,130	(1,238)
Effect of exchange rate changes on cash	(24)	8
Net increase in cash	8,594	6,131
Cash (overdraft) at beginning of year	(3,694)	64
Cash at end of period	$4,900	$6,195
Non-cash transactions
Capital lease additions	$—	$703

The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Beacon Roofing Supply, Inc. (the Company, which may be referred to as we, us or our) prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. The balance sheet as of December 31, 2003 has been presented for a better understanding of the impact of seasonal fluctuations on our financial condition.

In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The results for the three-month period (first quarter) ended December 31, 2004 are not necessarily indicative of the results to be expected for the twelve months ending September 24, 2005 (“2005”).

The Company’s fiscal year ends on the close of business on the last Saturday in September of each year. Excluding the fourth quarter, each of the Company’s quarters ends on the last day of the respective third calendar month.

We completed the initial public offering (“IPO”) on September 22, 2004 and received the net IPO proceeds on September 28, 2004. In connection with the associated early retirement of debt paid with the proceeds, we recorded a $0.9 million loss in the first quarter of 2005.

You should also read the financial statements and notes included in our 2004 Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in that Annual Report.

2. Earnings Per Share

We calculate basic earnings per share (EPS) by dividing net income by the weighted average number of common shares outstanding. Diluted EPS includes the dilutive effects of stock awards.

The following table reflects the calculation of weighted-average shares outstanding for each period presented:

	Three Months Ended December 31,
	2004	2003
Weighted-average common shares outstanding for basic	26,359,127	17,787,583
Dilutive effect of employee stock options	944,598	397,401
Weighted-average shares assuming dilution	27,303,725	18,184,984

3. Stock-Based Compensation

We account for our employee stock options under the intrinsic value method described by Accounting Principles Bulletin No. 25, Accounting for Stock Issued to Employees (APB No. 25). Accordingly, we do not record compensation expense for options issued with an exercise price equal to the stock’s market price on the grant date. If we had accounted for our employee stock options using the fair value method described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based

BEACON ROOFING SUPPLY, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

3. Stock-Based Compensation (Continued)

Compensation (SFAS No. 123), our net income and earnings per share would have been reduced to the pro-forma amounts below (in thousands, except per share data):

	Three Months Ended December 31,
	2004	2003
Reported net income	$8,743	$3,146
Add: Stock-based employee compensation expense included in reported net income, net of the tax effect	104	—
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of the tax effect	(271)	(101)
Pro-forma net income	$8,576	$3,045
Basic earnings per share
As reported	$0.33	$0.18
Pro-forma	$0.33	$0.17
Diluted earnings per share
As reported	$0.32	$0.17
Pro-forma	$0.31	$0.17

4. Comprehensive Income

Comprehensive income for the quarters ended December 31, 2004 and December 31, 2003 was $10.0 and $3.9 million, respectively, after the addition of foreign currency translation adjustments of $1.3 and $0.8 million, respectively. Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

5. Acquisition

On December 15, 2004, we purchased 100% of the outstanding stock of JGA Corp. (“JGA”), a distributor of roofing and other building products with eight branches in Georgia and Florida. This purchase was funded through our revolving line of credit. JGA had net sales of $74 million (unaudited) for the year ended December 31, 2003. We have included the results of operations for JGA from the date of acquisition and applied preliminary purchase accounting as of the date of acquisition, which resulted in recorded preliminary amounts of goodwill of $9.6 million, trademarks of $9.8 million and customer relationships of $1.5 million subject to a final settlement.  If JGA’s results had been included for the entire quarter ended December 31, 2004, our results would not have been materially different.

6. Stock Options

We granted options to purchase 344,000 shares of Common Stock in the first quarter of 2005 under our 2004 Stock Plan; 324,000 of the options were at $17.80 per share and 20,000 of the options were at $17.34 per share, the closing prices on the dates of the grants. There were remaining options available for grant to purchase 1,836,000 shares of Common Stock under the 2004 Stock Plan as of December 31, 2004.

BEACON ROOFING SUPPLY, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

7. Debt

Effective September 28, 2004, the Company amended its senior secured credit facilities (revolving lines of credit and term loans). The amendment extends the maturity date of the facilities to September 30, 2009, including extending the installment schedule of the term loans so that the final payment is due on September 30, 2009, increases the revolving lines of credit from $113.0 million to $118.5 million, includes an option of increasing the revolving lines of credit by an additional $40.0 million, and expands the criteria for acquisitions which do not require lender consent. The amendment also changes the cash receipts lockbox arrangement to give the Company sole control over the funds in the Company’s lockbox accounts, unless excess availability is less than $10 million or an event of default occurs, in which case the senior secured lenders have the right to take control over such funds and to apply such funds to repayment of the senior debt. Prior to the effectiveness of the amendment, the senior lenders had sole control over the funds in the Company’s lockbox accounts. The new lockbox arrangement has not yet been established.

The borrowings will continue to be collateralized by substantially all of the Company’s assets and are subject to certain operating and financial covenants, which, among other things, restrict the payment of dividends. The senior secured credit facilities have numerous restrictive covenants, including required fixed charge coverage ratios.

Junior Subordinated Notes Payable

The Company had 18% junior subordinated notes payable to certain mezzanine financing providers prior to September 28, 2004, at which time the Company repaid the notes in full in conjunction with the settlement of its IPO. These notes were subordinate to the senior notes payable and borrowings under the revolving lines of credit, however the senior lenders permitted the early repayment of the subordinated debt.

Subordinated Notes Payable to Related Parties

Subordinated notes payable to related parties consisted of 12% subordinated notes payable to stockholders and former owner and 8% subordinated promissory notes payable to former owners. These notes were subordinate to the senior notes payable and revolver borrowings, however the senior lenders permitted the early repayment of these notes upon receipt of the IPO proceeds.

8. Warrant Derivative Liabilities

Prior to redemption on September 28, 2004, the Company had warrants outstanding that included a “put” feature, which allowed the holder to require a fair market value cash settlement at a fixed date. The Company accounted for the warrant derivatives in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The warrant derivatives were included as a liability and valued at fair market value until the warrants were redeemed. We incurred a charge of $2.9 million for the change in the value of warrant derivatives in the first quarter of 2004.

9. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) replaces SFAS No. 123, supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described

BEACON ROOFING SUPPLY, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

9. Recent Accounting Pronouncements (Continued)

in SFAS No. 123. However SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The provisions of SFAS No. 123(R) must be applied at the beginning of the first interim or annual period beginning after June 15, 2005. The Company is in the process of evaluating the impact of this new pronouncement on its financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2004 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2005” or the “2005 period” refer to the three months (first quarter) ended December 31, 2004, and all references to “2004” or the “2004 period” refer to the three months (first quarter) ended December 31, 2003.

Overview

We are one of the largest distributors of residential and non-residential roofing materials in the United States and Canada. We are also a distributor of other complementary building products, including siding, windows, specialty lumber products and waterproofing systems for residential and non-residential building exteriors. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of contractors and, to a lesser extent, general contractors, retailers and building material suppliers.

We distribute up to 7,500 SKUs through 75 branches in the United States and Canada. As of December 31, 2004, we had 1,319 employees, including our sales and marketing team of 365 employees. In fiscal year 2004, approximately 90% of our net sales were in the United States. We stock one of the most extensive assortments of high quality branded products in the industry, enabling us to deliver products to our customers on a timely basis.

Execution of the operating plan at each of our branches drives our financial results. Revenues are impacted by the relative strength of the residential and non-residential roofing markets we serve. We allow each of our branches to develop its own marketing plan and mix of products based upon its local market. We differentiate ourselves from the competition by providing customer services, including job site delivery, tapered insulation layouts and design and metal fabrication, and by providing credit. We consider customer relations and our employees’ knowledge of roofing and exterior building materials to be very important to our ability to increase customer loyalty and maintain customer satisfaction. We invest significant resources in training our employees in sales techniques, management skills and product knowledge. While we consider these attributes important drivers of our business, we continually pay close attention to controlling operating costs.

Our acquisition strategy is to target market leaders in geographic areas that we presently do not service. Our December 2004 acquisition of JGA Corp. (“JGA”) reflects this approach. JGA is a leading Southeast distributor of roofing and other building materials with eight branches in Georgia and Florida, a growing area targeted by us for expansion.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of net sales for the periods presented.

	Three Months Ended
	December 31,	December 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of products sold	74.7	74.6
Gross profit	25.3	25.4
Operating expenses:
Selling, general and administrative expenses	16.5	16.9
Stock-based compensation	0.1	—
	16.6	16.9
Income from operations	8.7	8.5
Interest expense	(0.4)	(2.1)
Change in value of warrant derivatives	—	(1.7)
Loss on early retirement of debt	(0.5)	—
Income before income taxes	7.8	4.7
Income taxes	(3.4)	(2.8)
Net income	4.4%	1.9%

Existing and Acquired Markets

In managing our business, we consider all growth, including branch expansion, to be internal growth unless it results from an acquisition. When we refer to growth in existing markets in our discussion and analysis of financial condition and results of operations, we include growth from existing and newly-opened branches but exclude growth from acquired branches until they have been under our ownership for at least one full fiscal year. During the three months ended December 31, 2004, our internal sales growth was 15.8%. At December 31, 2004, 67 branches were included in our existing market calculations and 8 branches were excluded because they were acquired during the current fiscal year.

	Existing Markets		Acquired Market		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003	2004	2003
			(in thousands)
Net sales	$195,257	$168,586	$3,933	$—	$199,190	$168,586
Gross Profit	49,772	42,803	574	—	50,346	42,803
Gross Margin	25.5%	25.4%	14.6%		25.3%	25.4%
Operating Expenses	32,374	28,422	639	—	33,013	28,422
Operating Expenses as a % of net sales	16.6%	16.9%	16.2%		16.6%	16.9%
Operating Income	17,398	14,381	(65)	—	17,333	14,381
Operating Margin	8.9%	8.5%	-1.7%		8.7%	8.5%

Net Sales

Net sales increased $30.6 million, or 18.2%, to $199.2 million in 2005 from $168.6 in 2004. Existing markets saw internal growth of $26.7 million or 15.8%, while our JGA acquisition contributed the remaining increase. We did not open any branches during fiscal year 2004. Foreign (Canadian) sales totaled $23.2 million in 2005 compared to $17.5 million in 2004. JGA had product group sales of $2.0, $0.8, $1.1 million in residential roofing products, non-residential roofing products, and complementary building products, respectively, while the product group sales for our existing markets were as follows:

	Three Months Ended
	December 31,	December 31,
	2004	2003	Growth
	(dollars in millions)
Residential roofing products	$78.7	$74.1	$4.6	6.2%
Non-residential roofing products	71.2	56.5	14.7	26.0
Complementary building products	45.4	38.0	7.4	19.5
	$195.3	$168.6	$26.7	15.8%

Our existing market growth increased due primarily to the following factors:

•       Continued strong new housing markets along the U.S. East Coast.

•                     Continued penetration into our complementary building products markets.

•                     A robust non-residential market, including the impact from price increases.

•                     Continued existing home re-modeling growth.

•                     The 2005 period included 66 business days compared to 64 in the 2004 period.

•       Estimated impact of 4% to 6% due to price increases.

Gross Profit

	Three Months Ended December 31,
	2004	2003	Change
	(dollars in millions)
Gross profit	$50.3	$42.8	$7.5		17.6%
Gross margin	25.3%	25.4%		-0.1%

Existing markets’ gross profit growth of 16.3% contributed $7.0 million to the total gross profit increase, while JGA accounted for the remaining increase. Although we have been able to capitalize somewhat on recent price increases, the gross profit growth was due primarily to the growth in net sales discussed above. Existing markets’ gross margin was 25.5% in 2005 compared to 25.4% in 2004. As with many of our past acquisitions, JGA, due to its product mix, has lower gross margins, which when combined with our existing operations will lower overall gross margins. We currently estimate that JGA will lower our overall gross margin rate by 50 to 70 basis points for the entire 2005 fiscal year.

Operating Expenses

	Three Months Ended December 31,
	2004	2003	Change
	(dollars in millions)
Operating expenses	$33.0	$28.4	$4.6		16.2%
Operating expenses as a % of sales	16.6%	16.9%		-0.3%

Selling, general and administrative (SG&A) expenses increased $4.4 million, or 15.5%, to $32.8 million in 2005 from $28.4 million in 2004. JGA contributed $0.6 million to this increase. The remaining SG&A expense increase of $3.8 million, or 13.4%, was due primarily to increased payroll costs of $3.1 million, an 18% increase. We believe much of the increase in payroll costs was driven by our increased sales volume. Additionally, we have hired increased personnel for public company reporting and future expansion. Transportation costs increased $0.5 million, or 24.6%, including higher fuel costs that account for approximately one-third of the increase while the remaining increase was due to the increased sales volume. We expect high fuel costs to continue for the foreseeable future. This increase may adversely affect our future results of operations, although historically we have passed most of these increases on to our customers. We also experienced an increase of $0.3 million in professional fees as we incurred additional public company costs and embarked on our Sarbanes-Oxley Section 404 compliance project and a decrease of $0.5 million in bad debt expense due to better economic conditions.

SG&A expenses, as a percentage of net sales, decreased to 16.6% in 2005 from 16.9% in 2004, primarily due to leveraging our fixed costs over our increased net sales. We expect to incur additional administrative costs as a public company over the remainder of 2005, including additional costs associated with compliance with the Sarbanes-Oxley Act.

We incurred $0.2 million in stock-based compensation in 2005 related to the pre-IPO issuance of options to certain employees below fair market value.

Interest Expense

Interest expense decreased $2.6 million to $0.9 million in 2005 from $3.5 million in 2004. Although interest rates have increased slightly, our lower debt level after the IPO has resulted in substantially less interest expense.

Change in Value of Warrant Derivatives

This prior-year charge of $2.9 million was associated with warrant derivatives that existed prior to the settlement of our IPO and was due to the effect of the increase in the fair market value of our common stock during the 2004 period.

Loss on Early Retirement of Debt

On September 28, 2004, we used a portion of the proceeds from our IPO to pay off the remaining junior subordinated notes. In connection with the associated early retirement of debt, we recorded a $0.9 million loss in the first quarter of 2005.

Income Taxes

Income taxes increased to $6.8 million in 2005 from $4.8 million in 2004. Our 2005 effective income tax rate decreased from 60% to 44% due to the prior-year impact on our pre-tax loss of the non-deductible warrant derivatives charge.

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

We generally experience an increase of inventory, accounts receivable and accounts payable during the first, third and fourth quarters of the year as a result of the seasonality of our business. Our peak borrowing level generally occurs during the third quarter, primarily because dated accounts payable offered by our suppliers typically are payable in April, May and June, while our peak accounts receivable collections typically occur from June through November.

We generally experience a slowing of collections of our accounts receivable during our second quarter, mainly due to the inability of our customers to conduct their businesses effectively in inclement weather. We continue to attempt to collect those receivables, which require payment under our standard terms. We do not provide any concessions to our customers during this quarter of the year,  although we may take advantage of seasonal concessions and incentives from our vendors. Also during the second quarter, we experience our lowest availability under our senior secured credit facilities, which are asset-based lending facilities.

Certain quarterly financial data

The following table sets forth certain unaudited quarterly data for 2005 and 2004 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

	2005	2004
	Qtr 1	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data) (unaudited)
Net sales	$199.2	$168.6	$124.1	$180.0	$180.2
Gross profit	50.3	42.8	32.6	45.4	44.9
Income from operations	17.3	14.4	3.3	13.4	3.6
Quarterly sales as % of annual sales	—	25.8%	19.0%	27.6%	27.6%
Quarterly gross profit as % of annual gross profit	—	25.8	19.7	27.4	27.1
Quarterly income from operations as % of annual income from operations	—	41.5%	9.5%	38.6%	10.4%

Liquidity and capital resources

We had cash of $4.9 million at December 31, 2004, compared to cash of $6.2 million at December 31, 2003 and a cash overdraft of $3.7 million at September 25, 2004. Our working capital was $37.8 million at December 31, 2004 compared to working capital of $9.0 million at December 31, 2003 and a working capital deficit of ($3.7) million at September 25, 2004.

2005 compared to 2004

Our net cash provided by operating activities was $12.8 million for 2005 compared to $7.5 million for 2004. Our sales growth drove our income from operations to $17.3 million in 2005 from $14.4 million in 2004. Inventory levels increased as we anticipated some price increases and temporary shortages by increasing our purchases. This growth in inventory was offset by an increase in accounts payable. Accounts receivable did not decline as much as seasonally normal or as much as in 2004 due to the strong increase in sales.

Net cash used in investing activities in 2005 was $31.3 million compared to $0.1 million in 2004 due to the net $30.4 million acquisition of JGA. Net capital expenditures increased slightly after consideration of last year’s first-quarter capital lease additions.

Net cash provided by financing activities was $27.1 million in 2005 compared to net cash used in financing activities of $1.2 million in 2004. The cash provided by financing activities in 2005 reflects borrowings under our revolving lines of credit for the JGA acquisition and the proceeds from our IPO less the associated warrant redemption and debt payments. The net cash used in financing activities in 2004 primarily reflects the repayment of amounts due under certain notes payable.

Capital Resources

Our principal source of liquidity at December 31, 2004 was our available borrowings of $73.7 million under revolving lines of credit. Our borrowing base availability is determined primarily by trade accounts receivable and product inventory levels. Borrowings outstanding under the revolving lines of credit at December 31, 2004 have been classified as current liabilities in the accompanying balance sheets in accordance with EITF Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Arrangements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

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

As of December 31, 2004, there was $52.2 million outstanding and $73.7 million available for borrowing under the revolvers, subject to changes in our borrowing base availability determined primarily by trade accounts receivable and product inventories levels. The balance outstanding under the term loans was $27.7 million at December 31, 2004.

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

Interest under the Canadian facility is payable at our election at either of the following rates:

•       an index rate (that is the higher of (1) the Canadian prime rate as quoted in the Globe and Mail and (2) the 30-day BA Rate plus 1.25%) plus 0.75%; or

•       the BA rate as described in the Canadian facility plus 2.00%.

Substantially all of our assets, including the capital stock and assets of our wholly-owned subsidiaries secure our obligations under these senior secured credit facilities. The senior secured credit facilities have numerous restrictive covenants, including required fixed charge coverage and an indebtedness to EBITDA ratio determined at the end of each quarter. As of December 31, 2004, we were in compliance with all covenants and financial ratio requirements.

Capital lease facility

Our capital lease facility allows us to finance a portion of our transportation and warehouse equipment. The facility totals $11 million, of which $1.2 million was outstanding at December 31, 2004 with fixed interest rates averaging 5.7%.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation
   Reform Act of 1995

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “estimate”, “expect”, “believe,” “will likely result,” “outlook,” “project” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statements will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth in our Management’s Discussion & Analysis under the heading “Risks relating to our business and industry” in our Form 10-K for the fiscal year ended September 25, 2004.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes from what we reported in our Form 10-K for the year ended September 25, 2004.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended September 25, 2004.

Item 4.        Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of December 31, 2004, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2004, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Items 1- 4 are not applicable and have been omitted.

Item 5.        Other Information

On February 11, 2005, our Compensation Committee set a performance target of adjusted EBITDA with respect to the incentive bonus for Robert Buck, our President and Chief Executive Officer, pursuant to Mr. Buck’s Employment Agreement.

Item 6.        Exhibits

(a)   Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Document Description
10.1

Second Amendment, dated October 29, 2004, to Second Amended and Restated Loan and Security Agreement dated as of March 12, 2004, among Beacon Sales Acquisition, Inc., the domestic subsidiaries of Beacon Sales Acquisition, Inc. named therein, General Electric Capital Corporation and the lenders party thereto.

31.1	Certification by Robert R. Buck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by David R. Grace pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Robert R. Buck and David R. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BEACON ROOFING SUPPLY, INC.

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2005.

BEACON ROOFING SUPPLY, INC.
BY:	/s/ DAVID R. GRACE
David R. Grace, Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

BEACON ROOFING SUPPLY, INC.
Index to Exhibits

10.1

Second Amendment, dated October 29, 2004, to Second Amended and Restated Loan and Security Agreement dated as of March 12, 2004, among Beacon Sales Acquisition, Inc., the domestic subsidiaries of Beacon Sales Acquisition, Inc. named therein, General Electric Capital Corporation and the lenders party thereto.

31.1	Certification by Robert R. Buck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by David R. Grace pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Robert R. Buck and David R. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.