Form 10-Q
period 2005-03-31
BEACON ROOFING SUPPLY INC
filed 2005-05-11
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of May 3, 2005, there were 26,456,497 outstanding shares of the registrant’s common stock, $.01 par value per share.

BEACON ROOFING SUPPLY, INC.

Form 10-Q

For the Quarter and Six Months Ended March 31, 2005

BEACON ROOFING SUPPLY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets

	March 31,	March 31,	September 25,
(Dollars in thousands, except per share data)	2005	2004	2004
	(Unaudited)	(Unaudited)	(Note)

Assets
Current assets:
Cash	$8,522	$1,595	$—
Accounts receivable, less allowance for doubtful accounts of $3,647 at March 31, 2005, $3,213 at March 31, 2004, and $2,958 at September 25, 2004	91,117	68,740	93,824
Inventories	95,980	69,877	68,573
Prepaid expenses and other assets	16,499	8,508	14,974
Deferred income taxes	3,227	2,320	3,223

Total current assets	215,345	151,040	180,594

Property and equipment, net	29,392	24,146	25,101
Goodwill	104,375	93,876	94,162
Other assets	12,988	1,870	1,641

Total assets	$362,100	$270,932	$301,498

Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft	$—	$—	$3,694
Borrowings under revolving lines of credit	67,859	52,392	44,592
Accounts payable	74,197	53,105	74,043
Accrued expenses	29,320	21,590	21,524
Warrant derivative liability	—	6,942	34,335
Current portions of long-term debt and capital lease obligations	6,161	6,125	6,152

Total current liabilities	177,537	140,154	184,340

Senior notes payable and other obligations, net of current portion	20,990	24,149	22,660
Junior subordinated notes payable	—	16,432	17,071
Subordinated notes payable to related parties	—	28,243	29,442
Deferred income taxes	9,045	8,547	8,764
Long-term obligations under capital leases, net of current portion	814	1,045	976
Warrant derivative liabilities	—	15,984	—

Commitments and contingencies

Stockholders’ equity:
Class A Common Stock (voting); $.01 par value; 45,500,000 shares authorized and 18,091,988 shares issued in March of 2004	—	181	—
Common Stock (voting); $.01 par value; 100,000,000 shares authorized; 26,632,938 issued in March of 2005 and 26,591,988 issued in September of 2004	266	—	266
Undesignated Preferred Stock; 5,000,000 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	140,135	28,248	140,067
Deferred compensation	(344)	(1,324)	(690)
Treasury Stock (232,861 shares of Class A Common in March of 2004 and 232,861 shares of Common Stock in March of 2005 and September of 2004)	(515)	(515)	(515)
Retained earnings (deficit)	10,295	7,630	(867)
Common Stock subscription receivable	—	—	(102,765)
Accumulated other comprehensive income	3,877	2,158	2,749

Total stockholders’ equity	153,714	36,378	38,245

Total liabilities and stockholders’ equity	$362,100	$270,932	$301,498

Note: The balance sheet at September 25, 2004
has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

Unaudited	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Net sales	$172,116	$124,081	$371,306	$292,667
Cost of products sold	130,746	91,520	279,590	217,303

Gross profit	41,370	32,561	91,716	75,364
Operating expenses:
Selling, general and administrative expenses	35,722	28,635	68,561	57,057
Stock-based compensation	172	642	346	642

	35,894	29,277	68,907	57,699

Income from operations	5,476	3,284	22,809	17,665

Other expense:
Interest expense	1,185	2,682	2,051	5,482
Interest expense-related party	—	741	26	1,483
Change in value of warrant derivatives	—	8,081	—	11,000
Loss on early retirement of debt	—	3,285	915	3,285

	1,185	14,789	2,992	21,250

Income (loss) before income taxes	4,291	(11,505)	19,817	(3,585)
Income taxes	1,873	(1,502)	8,656	3,272

Net income (loss)	$2,418	$(10,003)	$11,161	$(6,857)

Net income (loss) per share:
Basic	$0.09	$(0.56)	$0.42	$(0.39)

Diluted	$0.09	$(0.56)	$0.41	$(0.39)

Weighted average shares used in computing net income (loss) per share:
Basic	26,384,001	17,838,459	26,371,317	17,805,460

Diluted	27,344,123	17,838,459	27,323,528	17,805,460

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

	Six Months Ended March 31,
Unaudited (In thousands)	2005	2004

Operating activities:
Net income (loss)	$11,161	$(6,857)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,940	3,427
Deferred interest	—	2,545
Stock-based compensation	345	642
Change in value of warrant derivatives	—	11,000
Loss on early retirement of debt	915	3,285
Deferred income taxes	232	(201)
Changes in assets and liabilities, net of the effects of business acquired:
Accounts receivable	14,195	18,696
Inventories	(20,441)	(14,618)
Prepaid expenses and other assets	1,826	1,239
Accounts payable and accrued expenses	(6,738)	(6,842)

Net cash provided by operating activities	5,435	12,316

Investing activities:
Purchases of property and equipment, net of sale proceeds	(4,791)	(1,228)
Acquisition of business, net of cash acquired	(30,334)	—

Net cash used in investing activities	(35,125)	(1,228)

Financing activities:
Net borrowings under revolving lines of credit	22,994	49,786
Borrowings (repayments) under senior notes payable, and other	(1,791)	29,846
Redemption of warrants	(34,335)	—
Early retirement of debt	—	(66,556)
Repayment of junior subordinated notes	(17,986)	(21,500)
Repayment of subordinated notes payable to related parties	(29,442)	—
Proceeds from sale of Common Stock	102,833	250
Deferred financing costs	(342)	(1,400)

Net cash provided by (used in) financing activities	41,931	(9,574)

Effect of exchange rate changes on cash	(25)	17

Net increase in cash	12,216	1,531
Cash (overdraft) at beginning of year	(3,694)	64

Cash at end of period	$8,522	$1,595

Non-cash transactions:
Capital lease additions	$—	$703

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Beacon Roofing Supply, Inc. (the Company, which may be referred to as we, us or our) prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. The balance sheet as of March 31, 2004 has been presented for a better understanding of the impact of seasonal fluctuations on our financial condition.

In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The results for the three- and six-month periods ended March 31, 2005 are not necessarily indicative of the results to be expected for the twelve months ending September 24, 2005 (“2005”).

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

2. Earnings (Loss) Per Share

We calculate basic income (loss) per share by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income per share includes the dilutive effects of stock awards.

The following table reflects the calculation of weighted-average shares outstanding for each period presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Weighted-average common shares outstanding used for basic net income (loss) per share	26,384,001	17,838,459	26,371,317	17,805,460
Dilutive effect of employee stock options	960,122	—	952,211	—

Weighted-average shares assuming dilution	27,344,123	17,838,459	27,323,528	17,805,460

3. Stock-Based Compensation

We account for our employee stock options under the intrinsic value method described by Accounting Principles Bulletin No. 25, Accounting for Stock Issued to Employees (APB No. 25). Accordingly, we do not record compensation expense for options issued with an exercise price equal to the stock’s market price on the grant date. If we had accounted for our employee stock options using the fair value method described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), our net income (loss) and net income (loss) per share would have been (pro forma) as follows:

Unaudited	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Net income (loss), as reported	$2,418	$(10,003)	$11,161	$(6,857)

Add: stock-based compensation, net of tax	103	158	207	158

Less: stock-based compensation expense determined under the fair value method, net of tax	(294)	(264)	(664)	(365)

Pro forma net income (loss)	$2,227	$(10,109)	$10,704	$(7,064)

Basic earnings (loss) per share:
As reported	$0.09	$(0.56)	$0.42	$(0.39)
Pro forma	$0.08	$(0.57)	$0.41	$(0.40)

Diluted earnings (loss) per share:
As reported	$0.09	$(0.56)	$0.41	$(0.39)
Pro forma	$0.08	$(0.57)	$0.39	$(0.40)

4. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income (loss). In our case, these consist of foreign currency translation gains or losses as follows:

Unaudited	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2005	2004	2005	2004

Net income (loss)	$2,418	$(10,003)	$11,161	$(6,857)

Foreign currency translation adjustment	(139)	(220)	1,128	578

Comprehensive income (loss)	$2,279	$(10,223)	$12,289	$(6,279)

5. Acquisition

On December 15, 2004, we purchased 100% of the outstanding stock of JGA Corp. (“JGA”), a distributor of roofing and other building products with eight branches in Georgia and Florida. This purchase was funded through our revolving line of credit. JGA had net sales of $74 million (unaudited) for the year ended December 31, 2003. We have included the results of operations for JGA from the date of acquisition and applied preliminary purchase accounting as of the date of acquisition, which resulted in recorded goodwill of $9.6 million as follows (in 000’s):

Net assets	$9,335
Noncompete	170
Customer relationships	1,500
Trademarks	9,750
Goodwill	9,579

Purchase Price	$30,334

6. Stock Options

During the first six months of 2005, we granted options to purchase 409,000 shares of Common Stock under our 2004 Stock Plan at closing prices ranging from $17.34 to $21.27 per share on the dates of the grants. As of March 31, 2005, there were remaining options to purchase 1,771,000 shares of Common Stock available for grant under the 2004 Stock Plan.

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

Borrowings are collateralized by substantially all of the Company’s assets and are subject to certain operating and financial covenants, which, among other things, restrict the payment of dividends. The senior secured credit facilities have numerous restrictive covenants, including required fixed charge coverage ratios.

Junior Subordinated Notes Payable

The Company had 18% junior subordinated notes payable to certain mezzanine financing providers prior to September 28, 2004, at which time the Company repaid the notes in full in conjunction with the settlement of its IPO. These notes were subordinate to the senior notes payable and borrowings under the revolving lines of credit; however the senior lenders permitted the early repayment of the subordinated debt.

Subordinated Notes Payable to Related Parties

Subordinated notes payable to related parties consisted of 12% subordinated notes payable to stockholders and former owner and 8% subordinated promissory notes payable to former owners. These notes were subordinate to the senior notes payable and revolver borrowings; however the senior lenders permitted the early repayment of these notes upon receipt of the IPO proceeds.

8. Warrant Derivative Liabilities

Prior to redemption on September 28, 2004, the Company had warrants outstanding that included a “put” feature, which allowed the holder to require a fair market value cash settlement at a fixed date. The Company accounted for the warrant derivatives in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The warrant derivatives were included as a liability and valued at fair market value until the warrants were redeemed. We incurred charges of $8.1 and $11.0 million for changes in the value of warrant derivatives in the second quarter and six months ended March 31, 2004, respectively.

9. Foreign Sales

Foreign (Canadian) sales totaled $11.7 and $35.0 million in the three and six months ended March 31, 2005, respectively, and $9.0 and $26.5 million in the three and six months ended March 31, 2004, respectively.

10. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) replaces SFAS No. 123, supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The provisions of SFAS No. 123(R) must be applied at the beginning of the Company’s fiscal year ending September 30, 2006. The Company is in the process of evaluating the impact of this new pronouncement on its financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2004 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2005” and “YTD 2005” refer to the three months (second quarter) and six months (year-to-date) ended March 31, 2005, respectively, and all references to “2004” and “YTD 2004” refer to the three months (second quarter) and six months (year-to-date) ended March 31, 2004, respectively.

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

We distribute up to 7,500 SKUs through 79 branches in the United States and Canada, including two branches acquired in late April 2005. As of March 31, 2005, we had 1,316 employees, including our sales and marketing team of 362 employees. In fiscal year 2004, approximately 90% of our net sales were in the United States. We stock one of the most extensive assortments of high-quality branded products in the industry, enabling us to deliver products to our customers on a timely basis.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.0	73.8	75.3	74.2

Gross profit	24.0	26.2	24.7	25.8

Operating expenses:
Selling, general and administrative expenses	20.7	23.1	18.5	19.6
Stock-based compensation	0.1	0.5	0.1	0.2

	20.8	23.6	18.6	19.8

Income from operations	3.2	2.6	6.1	6.0
Interest expense	(0.7)	(2.8)	(0.6)	(2.3)
Change in value of warrant derivatives	—	(6.5)	—	(3.8)
Loss on early retirement of debt	—	(2.6)	(0.2)	(1.1)

Income (loss) before income taxes	2.5	(9.3)	5.3	(1.2)
Income taxes	(1.1)	1.2	(2.3)	(1.1)

Net income (loss)	1.4%	(8.1)%	3.0%	(2.3)%

In managing our business, we consider all growth, including branch expansion, to be internal growth unless it results from an acquisition. When we refer to growth in existing markets in our discussion and analysis of financial condition and results of operations, we include growth from existing and newly-opened branches but exclude growth from acquired branches until they have been under our ownership for at least one full fiscal year. At March 31, 2005, 69 branches were included in our existing market calculations and 8 branches were excluded because they were acquired during the current fiscal year.

Three Months Ended March 31, 2005 (“2005”) Compared to the Three Months Ended March 31, 2004 (“2004”)

Existing and Acquired Markets

	Existing Markets		Acquired Market		Consolidated
For the Three Months Ended	March 31,		March 31,		March 31,
(in thousands)	2005	2004	2005	2004	2005	2004

Net sales	$145,178	$124,081	$26,938	$—	$172,116	$124,081

Gross Profit	36,931	32,561	4,439	—	41,370	32,561
Gross Margin	25.4%	26.2%	16.5%		24.0%	26.2%

Operating Expenses	32,354	29,277	3,540	—	35,894	29,277
Operating Expenses as a % of net sales	22.3%	23.6%	13.1%		20.9%	23.6%

Operating Income	$4,577	$3,284	$899	$—	$5,476	$3,284

Net Sales

Consolidated net sales increased $48.0 million, or 38.7%, to $172.1 million in 2005 from $124.1 million in 2004. Existing markets saw internal growth of $21.1 million or 17.0%, while JGA contributed the remaining increase of $26.9 million. We opened two branches in 2005 and one branch during 2004. JGA had product group sales of $15.0, $5.0, $6.9 million in residential roofing products, non-residential roofing products, and complementary building products, respectively, while the product group sales for our existing markets were as follows:

	For the Three Months Ended
	March 31,	March 31,
(dollars in millions)	2005	2004	Growth
Residential roofing products	$56.0	$52.2	$3.8	7.3%
Non-residential roofing products	52.1	37.3	14.8	39.7
Complementary building products	37.1	34.6	2.5	7.2

	$145.2	$124.1	$21.1	17.0%

Our existing market growth increased due primarily to the following factors:

•                   continued strong residential roofing demand , although growth over last year’s historically high levels has slowed,

•                   continued penetration into complementary building products markets,

•                   a robust non-residential market, including the impact of large price increases,

•                   continued home re-modeling demand, and

•                   overall price increases of approximately 5% to 8%.

Gross Profit

	For the Three Months Ended
	March 31,	March 31,
(dollars in millions)	2005	2004	Change
Gross profit	$41.4	$32.6	$8.8		27.1%

Gross margin	24.0%	26.2%		-2.2%

Existing markets’ gross profit growth of 13.4% contributed $4.4 million to the total gross profit increase while JGA also accounted for $4.4 million of the increase.  Existing markets’ gross margin was 25.4% in 2005 compared to 26.2% in 2004. This decline was due mainly to the large increase in non-residential roofing products as a percentage of our total net sales, which in general have lower gross margins than our other product groups. Due to its product mix, JGA has lower gross margins than our existing markets and this has also  lowered our overall gross margin. We expect our future quarterly gross margins to fluctuate from 24% to 26% depending primarily on our product mix.

Operating Expenses

	For the Three Months Ended
	March 31,	March 31,
(dollars in millions)	2005	2004	Change
Operating expenses	$35.9	$29.3	$6.6		22.5%

Operating expenses as a % of sales	20.9%	23.6%		-2.7%

Selling, general and administrative (SG&A) expenses increased $7.1 million or 24.7% to $35.7 million in 2005 from $28.6 million in 2004. JGA contributed $3.5 million of this increase, while existing markets saw SG&A expenses increase $3.6 million or 12.3%. The existing markets’ SG&A expense increase was due primarily to increased payroll and related costs of $2.4 million or 13.9%. Much of the increase in payroll costs was driven by our increased sales volume. We have also hired additional personnel for public-company reporting and trainee hiring for future expansion. Existing markets’ transportation costs increased $0.2 million or 12.3%, including higher fuel costs that accounted for approximately one-third of the increase while the remaining increase was due to the increased sales volume. We expect high fuel costs to continue for the foreseeable future. This increase may adversely affect our future results of operations, although historically we have passed most of these increases on to our customers. We also experienced an increase of $0.8 million in professional fees as we incurred additional public-company costs and embarked on our Sarbanes-Oxley Section 404 compliance project. Existing markets’ warehouse expenses, excluding depreciation, increased by $0.6 million or 17.4%, which reflects the opening of three new branches since 2004.

SG&A expenses as a percentage of net sales decreased to 20.7% in 2005 from 23.1% in 2004, primarily due to leveraging our fixed costs over our increased net sales and JGA’s lower SG&A expenses as a percentage of sales.  We expect to incur additional administrative costs as a public company over the remainder of 2005, including additional costs associated with compliance with the Sarbanes-Oxley Act.

We incurred $0.2 million in stock-based compensation in 2005 as compared to $0.6 million in 2004. This compensation relates to the issuance of options and stock to certain employees below fair market value prior to our IPO.

Interest Expense

Interest expense decreased $2.2 million to $1.2 million in 2005 from $3.4 million in 2004. Although we acquired JGA through borrowings under our revolving line of credit and interest rates have increased slightly, our debt level remains substantially lower than in 2004, resulting in a significant reduction in interest expense.

Change in Value of Warrant Derivatives

This prior-year charge of $8.1 million was associated with warrant derivatives that existed prior to their settlement in connection with our IPO and was due to the effect of the increase in the fair market value of our common stock during 2004.

Loss on Early Retirement of Debt

In March 2004, we refinanced our credit facilities and used a portion of the proceeds to pay off a portion of our junior subordinated notes. In connection with the associated early retirement of debt, we recorded a $3.3 million loss in 2004.

Income Taxes

Income tax expense was $1.9 million in 2005 compared to a $1.5 million benefit in 2004. Our 2005 effective income tax rate was 43.6%. Our 2004 effective income tax rate was 43.9% prior to the impact of the non-deductible warrant derivatives charge of $8.1 million.

Six Months Ended March 31, 2005 (“YTD 2005”) Compared to Six Months Ended March 31, 2004 (“YTD 2004”)

Existing and Acquired Markets

	Existing Markets		Acquired Market		Consolidated
For the Six Months Ended	March 31,		March 31,		March 31,
(in thousands)	2005	2004	2005	2004	2005	2004
Net sales	$340,435	$292,667	$30,871	$—	$371,306	$292,667

Gross Profit	86,703	75,364	5,013	—	91,716	75,364
Gross Margin	25.5%	25.8%	16.2%		24.7%	25.8%

Operating Expenses	64,728	57,699	4,179	—	68,907	57,699
Operating Expenses as a % of net sales	19.0%	19.7%	13.5%		18.6%	19.7%

Operating Income	$21,975	$17,665	$834	$—	$22,809	$17,665

Net Sales

Consolidated net sales increased $78.6 million or 26.9% to $371.3 million in YTD 2005 from $292.7 million in YTD 2004. Existing markets saw internal growth of $47.7 million or 16.3%, while JGA contributed the remaining increase. We opened two new branches in YTD 2005 and YTD 2004. JGA had product group sales of $17.1, $5.9, $7.9 million in residential roofing products, non-residential roofing products, and complementary building products, respectively, while the product group sales for our existing markets were as follows:

	For the Six Months Ended
	March 31,	March 31,
(dollars in millions)	2005	2004	Growth
Residential roofing products	$134.7	$126.3	$8.4	6.7%
Non-residential roofing products	123.3	93.8	29.5	31.4
Complementary building products	82.4	72.6	9.8	13.5

	$340.4	$292.7	$47.7	16.3%

Our existing market growth increased due primarily to the following factors:

•                     continued strong residential roofing demand , although growth over last year’s historically high levels has slowed,

•                     continued penetration into complementary building products markets,

•                     a robust non-residential market, including the impact from large price increases,

•                     continued home re-modeling demand, and

•                     overall price increases of approximately 4% to 7%.

Gross Profit

	For the Six Months Ended
	March 31,	March 31,
(dollars in millions)	2005	2004	Change
Gross profit	$91.7	$75.4	$16.3		21.6%

Gross margin	24.7%	25.8%		-1.1%

Existing markets’ gross profit growth of 15.1% contributed $11.3 million to the total gross profit increase while JGA accounted for $5.0 million of the increase. Existing markets’ gross margin was 25.5% in YTD 2005 compared to 25.8% in YTD 2004, due mainly to the large increase in non-residential roofing products, which in general have lower gross margins than our other product groups. Due to its product mix, JGA has lower gross margins than our existing markets and has also lowered our overall gross margin.

Operating Expenses

	For the Six Months Ended
	March 31,	March 31,
(dollars in millions)	2005	2004	Change
Operating expenses	$68.9	$57.7	$11.2		19.4%

Operating expenses as a % of sales	18.6%	19.8%		-1.2%

Selling, general and administrative (SG&A) expenses increased $11.5 million or 20.2% to $68.6 million in YTD 2005 from $57.1 million in YTD 2004. JGA contributed $4.1 million of this increase while existing markets’ SG&A expenses increased $7.4 million or 13.0%. The existing markets’ SG&A expense increase was due primarily to increased payroll and related costs of $5.2 million or 15.1%. Much of the increase in payroll costs was driven by our increased sales volume. We have also hired additional personnel for public-company reporting and trainee hiring for future expansion. Existing markets’ transportation costs increased $0.7 million or 18.1%, including higher fuel costs that account for approximately one-third of the increase while the remaining increase was due to the increased sales volume. We expect high fuel costs to continue for the foreseeable future. This increase may adversely affect our future results of operations, although historically we have passed most of these increases on to our customers. We also experienced an increase of $1.1 million in professional fees in YTD 2005 as we incurred additional public-company costs and embarked on our Sarbanes-Oxley Section 404 compliance project, and a decrease of $0.5 million in bad debt expense due to better economic conditions. Existing markets’ warehouse expenses, excluding depreciation, increased by $0.9 million or 13.9%, which reflects the addition of JGA’s expenses and the opening of the new branches.

SG&A expenses as a percentage of net sales decreased to 18.5% in YTD 2005 from 19.6% in YTD 2004, primarily due to leveraging our fixed costs over our increased net sales and JGA’s lower SG&A expenses as a percentage of net sales.  We expect to incur additional administrative costs as a public company over the remainder of 2005, including additional costs associated with compliance with the Sarbanes-Oxley Act.

We incurred $0.3 million in stock-based compensation in YTD 2005 as compared to $0.6 million in YTD 2004 related to the issuance of options and stock to certain employees below fair market value prior to the IPO.

Interest Expense

Interest expense decreased $4.9 million to $2.1 million in YTD 2005 from $7.0 million in YTD 2004. Although we acquired JGA through borrowings under our line of credit and interest rates have increased slightly, our lower debt level remains substantially below 2004, resulting in a significant reduction in interest expense.

Change in Value of Warrant Derivatives

This prior-year charge of $11.0 million was associated with warrant derivatives that existed prior to their settlement in connection with our IPO and was due to the effect of the increase in the fair market value of our common stock during YTD 2004.

Losses on Early Retirement of Debt

On September 28, 2004, we used a portion of the proceeds from our IPO to pay off the remaining junior subordinated notes. In connection with the associated early retirement of debt, we recorded a $0.9 million loss in the first quarter of 2005.  In March 2004, we refinanced our credit facilities and used a portion of the proceeds to pay off a portion of our junior subordinated notes. In connection with the associated early retirement of that debt, we recorded a $3.3 million loss in the second quarter of 2004.

Income Taxes

Income tax expense increased to $8.7 million in YTD 2005 from $3.3 million in YTD 2004. Our YTD 2005 effective income tax rate was 43.7%. Our YTD 2004 effective income tax rate was 44.1% prior to the impact of the non-deductible warrant derivatives charge.

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

We generally experience a slowing of collections of our accounts receivable during our second quarter, mainly due to the inability of our customers to conduct their businesses effectively in inclement weather. We continue to attempt to collect those receivables, which require payment under our standard terms. We do not provide any concessions to our customers during this quarter of the year, although we may take advantage of seasonal concessions and incentives from our vendors. Also during the second quarter, we generally experience our lowest availability under our senior secured credit facilities, which are asset-based lending facilities.

Certain quarterly financial data

The following table sets forth certain unaudited quarterly data for the fiscal years 2005 and 2004 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

	Fiscal 2005		Fiscal 2004
(dollars in millions, except per share data)
(unaudited)	Qtr 1	Qtr 2	Qtr 1	Qtr 2	Qtr 3	Qtr 4

Net sales	$199.2	$172.1	$168.6	$124.1	$180.0	$180.2
Gross profit	50.3	41.4	42.8	32.6	45.4	44.9
Income from operations	$17.3	$5.5	$14.4	$3.3	$13.4	$3.6

Quarterly sales as % of year’s sales			25.8%	19.0%	27.6%	27.6%
Quarterly gross profit as % of year’s gross profit			25.8	19.7	27.4	27.1
Quarterly income from operations as % of year’s income from operations			41.5%	9.5%	38.6%	10.4%

  Liquidity and capital resources

        We had cash of $8.5 million at March 31, 2005, compared to cash of $1.6 million at March 31, 2004 and a cash overdraft of $3.7 million at September 25, 2004. Our working capital was $37.8 million at March 31, 2005 compared to working capital of $10.9 million at March 31, 2004 and a working capital deficit of ($3.7) million at September 25, 2004.

2005 compared to 2004

        Our net cash provided by operating activities was $5.4 million for YTD 2005 compared to $12.3 million for YTD 2004. Our sales growth drove our income from operations to $22.8 million in YTD 2005 from $17.7 million in YTD 2004. Inventory levels increased by $20.4 million as we anticipated some price increases and temporary shortages by increasing our purchases. This growth in inventory was partially offset by an increase in accounts payable and accrued expenses. Accounts receivable did not decline as much as seasonally normal or as much as in 2004 due to the strong increase in sales.  The increase in inventory is concentrated in rigid insulation used in non-residential roofing, single ply non-residential roofing and residential shingles. These products generally have our highest inventory turns, yet we felt it necessary to maintain higher levels of inventory to meet current demand.  We expect to see a decrease in inventory levels as we enter our busiest period, especially in the Northeast U.S. and Canada.

        Net cash used in investing activities in YTD 2005 was $35.1 million compared to $1.2 million in YTD 2004 due to the acquisition of JGA for a net purchase price of $30.3 million. Net capital expenditures increased to $4.8 million from $1.2 million as we opened additional branches and purchased transportation and warehouse equipment earlier in our fiscal year than in YTD 2004 due to expanding lead times for this equipment.

        Net cash provided by financing activities was $41.9 million in YTD 2005 compared to net cash used in financing activities of $9.6 million in YTD 2004. The net cash provided by financing activities in YTD 2005 reflects borrowings under our revolving lines of credit for the JGA acquisition and the proceeds from our IPO less the associated warrant redemption and debt payments. The net cash used in financing activities in YTD 2004 primarily reflects the refinancing of our credit facilities and the repayments of debt.

Capital Resources

        Our principal source of liquidity at March 31, 2005, was our available borrowings of $50.6 million under revolving lines of credit. Our borrowing base availability is determined primarily by trade accounts receivable and product inventory levels. Borrowings outstanding under the revolving lines of credit at March 31, 2005, have been classified as current liabilities in the accompanying balance sheets in accordance with EITF Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit

Arrangements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

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

•              a Canadian senior secured credit facility; and

•              a capital lease facility.

Senior secured credit facilities

        The credit facilities mature on September 30, 2009 and consist of a $118.5 million United States revolving line of credit including a CDN $15 million Canadian revolving line of credit, commonly referred to as revolvers, and term loans totaling $26.8 million outstanding at March 31, 2005. The facilities include an option of increasing the revolving lines of credit by an additional $40 million. An amendment changed the cash receipts lockbox arrangement to give us sole control over the funds in our lockbox accounts, unless excess availability is less than $10 million or an event of default occurs, in which case the senior secured lenders have the right to take control over such funds and to apply such funds to repayment of the senior debt. Once the lockbox arrangement is operational, the revolver borrowings will be classified as long-term debt for amounts expected to be outstanding for greater than one year.

        As of March 31, 2005, there was $67.9 million outstanding and $50.6 million available for borrowing under the revolvers, subject to changes in our borrowing base availability determined primarily by trade accounts receivable and product inventories levels.

        Interest on borrowings under the U.S. facilities is payable at our election at either of the following rates:

•                                           an index rate (that is the higher of (a) the base rate for corporate loans quoted in The Wall Street Journal or (b) the Federal Reserve overnight rate plus 1/2 of 1%) plus a margin of 0.75% to 1.75%, or

•              the current LIBOR Rate plus a margin ranging from 2.00% to 3.00%.

        Interest under the Canadian facility is payable at our election at either of the following rates:

•                                           an index rate (that is the higher of (1) the Canadian prime rate as quoted in the Globe and Mail and (2) the 30-day BA Rate plus 1.25%, plus 0.75%, or

•              the BA rate as described in the Canadian facility plus 2.00%.

        Substantially all of our assets, including the capital stock and assets of our wholly-owned subsidiaries, secure our obligations under these senior secured credit facilities. The senior secured credit facilities have numerous restrictive covenants, including required fixed charge coverage and an indebtedness to EBITDA ratio determined at the end of each quarter. As of March 31, 2005, we were in compliance with all covenants and financial ratio requirements.

Capital lease facilities

        Our capital lease facilities allow us to finance a portion of our transportation and warehouse equipment. The facilities provide us with $11 million of availability, of which $1.1 million was outstanding at March 31, 2005, with fixed interest rates averaging 5.7%.

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

Part II. Other Information

Items 1- 3 and 5 are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on February 22, 2005 to elect a board of eight directors. Each director nominee was elected.  The number of votes for each nominee were as follows:

DIRECTOR NOMINEE	VOTES FOR	VOTES WITHHELD
Robert R. Buck	19,248,655	5,271,539
Andrew R. Logie	19,248,055	5,272,139
H. Arthur Bellows, Jr.	23,945,166	575,028
James J. Gaffney	23,153,088	1,367,106
Peter M. Gotsch	18,865,622	5,654,572
Krista M. Hatcher	19,262,296	5,257,898
Wilson B. Sexton	23,160,897	1,359,297
Brian P. Simmons	19,246,746	5,273,448

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Document Description

31.1	Certification by Robert R. Buck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David R. Grace pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert R. Buck and David R. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BEACON ROOFING SUPPLY, INC.

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2005.

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