Form 10-Q
period 2005-06-30
BEACON ROOFING SUPPLY INC
filed 2005-08-11
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

COMMISSION FILE NO.: 000-50924

BEACON ROOFING SUPPLY, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	36-4173371
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Lakeland Park Drive, Peabody, Massachusetts	01960
(Address of principal executive offices)	(Zip Code)

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

As of August 5, 2005, there were 26,664,337 outstanding shares of the registrant’s common stock, $.01 par value per share.

BEACON ROOFING SUPPLY, INC.

Form 10-Q

For the Quarter and Nine Months Ended June 30, 2005

INDEX

Part I.	Financial Information
Item 1.	Financial Statements (Unaudited)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations
Overview
Results of Operations
Seasonality and Quarterly Fluctuations
Liquidity and Capital Resources
Cautionary Statement

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Foreign Exchange Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 6.	Exhibits

Signature Page

Index to Exhibits

BEACON ROOFING SUPPLY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	June 30,	June 30,	September 25,
	2005	2004	2004
	(Dollars in thousands, except per share data)
Assets
Current assets:
Cash	$5,860	$473	$—
Accounts receivable, less allowance of $4,148 at June 30, 2005, $2,699 at June 30, 2004, and $2,958 at September 25, 2004 for doubtful accounts	122,412	88,105	93,824
Inventories	99,852	67,544	68,573
Prepaid expenses and other assets	18,257	13,139	14,974
Deferred income taxes	3,226	2,318	3,223

Total current assets	249,607	171,579	180,594

Property and equipment, net	30,924	25,402	25,101
Goodwill, net	107,631	93,705	94,162
Other assets	13,881	1,706	1,641

Total assets	$402,043	$292,392	$301,498

Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft	$—	$—	$3,694
Borrowings under revolving lines of credit	66,912	49,798	44,592
Accounts payable	92,147	67,649	74,043
Accrued expenses	39,204	25,454	21,524
Warrant derivative liability	—	9,592	34,335
Current portions of long-term debt and capital lease obligations	6,341	6,308	6,152

Total current liabilities	204,604	158,801	184,340

Senior notes payable and other obligations, net of current portion	20,156	22,500	22,660
Junior subordinated notes payable	—	16,756	17,071
Subordinated notes payable to related parties	—	28,844	29,442
Deferred income taxes	9,182	8,532	8,764
Long-term obligations under capital leases, net of current portions	1,782	1,056	976

Warrant derivative liabilities	—	22,636	—

Commitments and contingencies

Stockholders’ equity:
Class A Common Stock (voting); $.01 par value; 45,500,000 shares authorized; 18,091,988 shares issued in June of 2004 and none issued in June of 2005 or September of 2004	—	181	—
Class B Common Stock (nonvoting); $.01 par value; 45,500,000 shares authorized; none issued or outstanding Common Stock (voting); $.01 par value; 100,000,000 shares authorized; 26,848,513 issued in June of 2005 and 26,591,988 issued in September of 2004	268		266
Undesignated Preferred Stock; 5,000,000 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	141,512	28,248	140,067
Deferred compensation	(172)	(1,107)	(690)
Treasury stock (232,861 shares of Class A Common in June of 2004 and 232,861 shares of Common Stock in June of 2005 and September of 2004)	(515)	(515)	(515)
Retained earnings (deficit)	21,624	4,592	(867)
Common Stock subscription receivable	—		(102,765)
Accumulated other comprehensive income	3,602	1,868	2,749

Total stockholders’ equity	166,319	33,267	38,245

Total liabilities and stockholders’ equity	$402,043	$292,392	$301,498

Note: The balance sheet at September 25, 2004

has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

Unaudited	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Net sales	$248,451	$180,047	$619,757	$472,714
Cost of products sold	188,738	134,652	468,328	351,955

Gross profit	59,713	45,395	151,429	120,759
Operating expenses:
Selling, general and administrative expenses	39,307	31,769	107,869	88,826
Stock-based compensation	175	217	520	859

	39,482	31,986	108,389	89,685

Income from operations	20,231	13,409	43,040	31,074

Other expense:
Interest expense	1,459	1,498	3,509	6,980
Interest expense related party	—	742	26	2,225
Change in value of warrant derivatives	—	9,302	—	20,302
Loss on early retirement of debt	—	—	915	3,285

	1,459	11,542	4,450	32,792

Income (loss) before income taxes	18,772	1,867	38,590	(1,718)
Income taxes	7,443	4,906	16,099	8,178

Net income (loss)	$11,329	$(3,039)	$22,491	$(9,896)

Net income (loss) per share:
Basic	$0.43	$(0.17)	$0.85	$(0.56)

Diluted	$0.41	$(0.17)	$0.82	$(0.56)

Weighted average shares used in computing net income (loss) per share:
Basic	26,523,291	17,859,127	26,421,064	17,823,346

Diluted	27,451,002	17,859,127	27,365,236	17,823,346

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2005	2004
	Unaudited
	(In thousands)

Operating activities:
Net income (loss)	$22,491	$(9,896)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,354	5,033
Deferred interest	—	3,536
Stock-based compensation	520	859
Change in value of warrant derivatives	—	20,302
Loss on early retirement of debt	915	3,285
Unrealized loss on interest rate collar	—	(203)
Deferred income taxes	381	(265)
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(17,299)	(688)
Inventories	(22,767)	(12,409)
Prepaid expenses and other assets	41	(3,195)
Accounts payable and accrued expenses	21,303	11,468

Net cash provided by operating activities	11,939	17,827

Investing activities:
Purchases of property and equipment, net of sale proceeds	(6,974)	(3,848)
Acquisition of businesses, net of cash acquired	(36,880)	—

Net cash used in investing activities	(43,854)	(3,848)

Financing activities:
Net borrowings under revolving lines of credit	22,114	48,506
Borrowings (repayments) under senior notes payable, and other	(2,737)	27,169
Repurchase of warrants	(34,335)	—
Early retirement of debt	—	(66,556)
Repayments of junior subordinated notes and warrants to purchase Class A Common Stock	(17,986)	(21,500)
Repayments of subordinated notes payable to related parties	(29,442)	—
Proceeds from sale of Common Stock	104,212	250
Deferred financing costs	(342)	(1,461)

Net cash provided by (used in) financing activities	41,482	(13,592)

Effect of exchange rate changes on cash	(15)	22

Net increase in cash	9,554	409
Cash (overdraft) at beginning of year	(3,694)	64

Cash at end of period	$5,860	$473

Non-cash
Capital lease additions	$1,228	$982

The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Beacon Roofing Supply, Inc. (the Company, which may be referred to as we, us or our) prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. The balance sheet as of June 30, 2004 has been presented for a better understanding of the impact of seasonal fluctuations on our financial condition.

In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The results for the three- and nine-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the twelve months ending September 24, 2005 (“2005”).

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

The following table reflects the calculation of weighted-average shares outstanding for each period presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Weighted-average common shares outstanding for basic	26,523,291	17,859,127	26,421,064	17,823,346
Dilutive effect of employee stock options	927,711	—	944,172	—

Weighted-average shares assuming dilution	27,451,002	17,859,127	27,365,236	17,823,346

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

Unaudited	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Net income (loss), as reported	$11,329	$(3,039)	$22,491	$(9,896)

Add: stock-based compensation, net of tax	105	130	312	288

Less: stock-based compensation expense determined under fair value method, net of tax	(256)	(381)	(920)	(746)

Pro forma net income (loss)	$11,178	$(3,290)	$21,883	$(10,354)

Basic earnings per share:
As reported	$0.43	$(0.17)	$0.85	$(0.56)
Pro forma	$0.42	$(0.18)	$0.83	$(0.58)

Diluted earnings per share:
As reported	$0.41	$(0.17)	$0.82	$(0.56)
Pro forma	$0.41	$(0.18)	$0.80	$(0.58)

4. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income (loss). In our case, these consist of foreign currency translation gains or losses as follows:

Unaudited	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Net income (loss)	$11,329	$(3,039)	$22,491	$(9,896)

Foreign currency translation adjustment	(275)	(290)	853	288

Comprehensive income (loss)	$11,054	$(3,329)	$23,344	$(9,608)

5. Acquisitions

JGA Corp.

On December 15, 2004, we purchased 100% of the outstanding stock of JGA Corp. (“JGA”), a distributor of roofing and other building products with eight branches in Georgia and Florida at the time of our acquisition. This purchase was funded through our revolving line of credit. JGA had net sales of $74 million (unaudited) for the year ended December 31, 2003. We have included the results of operations for JGA from the date of acquisition and applied preliminary purchase accounting as of the date of acquisition, which resulted in recorded goodwill of $9.7 million as follows (in 000’s):

Net assets	$9,266
Non-compete	170
Customer relationships	1,500
Trademarks	9,750
Goodwill	9,747

Purchase price	$30,433

Insulation Systems of Virginia, Inc.

On April 26, 2005, we purchased certain assets of Insulation Systems of Virginia, Inc. (“ISI”), a distributor of roofing and other building products with two branches in Virginia. This purchase was funded through our revolving line of credit. ISI had net sales of $19 million (unaudited) for the year ended December 31, 2004. We have included the results of operations for ISI from the date of acquisition and applied preliminary purchase accounting as of the date of acquisition, which resulted in recorded goodwill of $3.3 million as follows (in 000’s):

Net assets	$1,889
Non-compete	130
Customer relationships	1,130
Goodwill	3,298

Purchase price	$6,447

6. Stock Options

During the first nine months of 2005, we granted options to purchase 409,000 shares of Common Stock under our 2004 Stock Plan at closing prices ranging from $17.34 to $21.27 per share on the dates of the grants and we issued 256,525 shares of Common Stock under exercises of options under our 1998 Stock Plan. As of June 30, 2005, there were remaining options to purchase 1,783,850 shares of Common Stock available for grant under the 2004 Stock Plan.

7. Debt

Effective September 28, 2004, the Company amended its senior secured credit facilities (revolving lines of credit and term loans). The amendment extended the maturity date of the facilities to September 30, 2009, including extending the installment schedule of the term loans so that the final payment is due on September 30, 2009, and increased the revolving lines of credit from $113.0 million to $118.5 million. The amendment also includes an option of increasing the revolving lines of credit by an additional $40.0 million and expands the criteria for acquisitions which do not require lender consent. In addition, the amendment changed the cash receipts lockbox arrangement to give the Company sole control over the funds in the Company’s lockbox accounts, unless excess availability is less than $10 million or an event of default occurs, in which case the senior secured lenders have the right to take control over such funds and to apply such funds to repayment of the senior debt. Prior to the effectiveness of the amendment, the senior lenders had sole control over the funds in the Company’s lockbox accounts. The new lockbox arrangement has not yet been established. Once the lockbox arrangement is operational, the revolver borrowings will be classified as long-term debt for amounts expected to be outstanding for greater than one year.

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

8. Warrant Derivative Liabilities

Prior to redemption on September 28, 2004, the Company had warrants outstanding that included a “put” feature, which allowed the holder to require a fair market value cash settlement at a fixed date. The Company accounted for the warrant derivatives in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The warrant derivatives were included as a liability and valued at fair market value until the warrants were redeemed. We incurred charges of $9.3 and $20.3 million for changes in the value of warrant derivatives in the third quarter and nine months ended June 30, 2004, respectively.

9. Foreign Sales

Foreign (Canadian) sales totaled $25.2 and $60.3 million in the three and nine months ended June 30, 2005, respectively, and $18.1 and $44.6 million in the three and nine months ended June 30, 2004, respectively.

10. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) replaces SFAS No. 123, supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The provisions of SFAS No. 123(R) must be applied at the beginning of the Company’s fiscal year ending September 30, 2006. The Company is in the process of evaluating the impact of this new pronouncement on its financial statements, however the Company expects the impact of adopting SFAS No. 123(R) to be similar to the amounts disclosed in Note 3.

11. Subsequent Event

On August 9, 2005, the Company signed a definitive agreement to acquire 100% of the outstanding stock of SDI Holding, Inc., which owns all of the issued and outstanding stock of Shelter Distribution, Inc. (“SDI”), the operating company. SDI is a leading distributor of roofing and other building products with fifty branches in fourteen states throughout the Midwest, Central Plains and Southwest regions. The purchase is being made through a wholly-owned subsidiary. The purchase price is approximately $152.5 million in cash, payable at closing and subject to an adjustment for working capital and other items. Based upon SDI’s future performance, stockholders of SDI Holding, Inc. may also qualify for an earn-out payment. Completion of the transaction is subject to regulatory and other customary approvals and is expected to occur by the end of September 2005. The Company has received a commitment from its current lending agent to refinance the Company’s current credit facility to provide for sufficient credit to fund the purchase price and acquisition costs. SDI had net sales of approximately $248 million for the year ended December 31, 2004. The Company will include the results of operations for SDI in its financial results from the date of acquisition and apply purchase accounting as of the date of acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2004 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2005” and “YTD 2005” refer to the three months (third quarter) and nine months (year-to-date) ended June 30, 2005, respectively, and all references to “2004” and “YTD 2004” refer to the three months (third quarter) and nine months (year-to-date) ended June 30, 2004, respectively.

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

We distribute up to 8,500 SKUs through 82 branches in the United States and Canada.  As of June 30, 2005, we had 1,370 employees, including our sales and marketing team of 392 employees. In fiscal year 2004, approximately 90% of our net sales were in the United States. We stock one of the most extensive assortments of high-quality branded products in the industry, enabling us to deliver products to our customers on a timely basis.

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

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers and introducing new products) and acquisition growth.  Our main acquisition strategy is to target market leaders in geographic areas that we presently do not service. Our December 2004 acquisition of JGA Corp. (“JGA”) reflects this approach. JGA is a leading Southeast distributor of roofing and other building materials with nine branches in Georgia, Florida and Alabama, a growing area targeted by us for expansion.  We also have acquired smaller companies to supplement branch openings within an existing region. Our acquisition of Insulation Systems of Virginia, Inc., which was integrated into our region in the Carolinas, is an example of such an acquisition.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of net sales for the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.0	74.8	75.6	74.5

Gross profit	24.0	25.2	24.4	25.5

Operating expenses:
Selling, general and administrative expenses	15.8	17.7	17.4	18.8
Stock-based compensation	0.1	0.1	0.1	0.2

	15.9	17.8	17.5	19.0

Income from operations	8.1	7.4	6.9	6.5
Interest expense	(0.6)	(1.2)	(0.6)	(1.9)
Change in value of warrant derivatives	—	(5.2)	—	(4.3)
Loss on early retirement of debt	—	—	(0.1)	(0.7)

Income (loss) before income taxes	7.5	1.0	6.2	(0.4)
Income taxes	(2.9)	(2.7)	(2.7)	(1.7)

Net income (loss)	4.6%	(1.7)%	3.5%	(2.1)%

In managing our business, we consider all growth, including branch expansion, to be internal growth unless it results from an acquisition. When we refer to growth in existing markets in our discussion and analysis of financial condition and results of operations, we include growth from existing and newly-opened branches but exclude growth from acquired branches until they have been under our ownership for at least one full fiscal year. At June 30, 2005, 72 branches were included in our existing market calculations and 10 branches were excluded because they were acquired during the current fiscal year.

Three Months Ended June 30, 2005 (“2005”) Compared to the Three Months Ended June 30, 2004 (“2004”)

Existing and Acquired Markets

For the Three Months Ended

	Existing Markets		Acquired Markets		Consolidated
	June 30,		June 30,		June 30,
(in thousands)	2005	2004	2005	2004	2005	2004

Net sales	$215,228	$180,047	$33,223	$—	$248,451	$180,047

Gross Profit	54,210	45,395	5,424	—	59,634	45,395
Gross Margin	25.2%	25.2%	16.3%		24.0%	25.2%

Operating Expenses	35,306	31,986	4,174	—	39,480	31,986
Operating Expenses as a % of net sales	16.4%	17.8%	12.6%		15.9%	17.8%

Operating Income	18,904	13,409	1,250	—	20,154	13,409
Operating Margin	8.8%	7.4%	3.8%		8.1%	7.4%

Net Sales

Consolidated net sales increased $68.4 million, or 38.0%, to $248.4 million in 2005 from $180.0 million in 2004. Existing markets saw internal growth of $35.2 million or 19.5%, while JGA and ISI, which constitute our acquired markets, contributed the remaining increase of $33.2 million. We opened three branches in 2005 and none during 2004.  JGA and ISI had combined product group sales of $17.5, $8.7, $7.0 million in residential roofing products, non-residential roofing products, and complementary building products, respectively, while the product group sales for our existing markets were as follows:

For the Three Months Ended

	June 30,		June 30,
(dollars in millions)	2005	Mix	2004	Mix	Growth
Residential roofing products	$84.3	39.2%	$74.2	41.2%	$10.1	13.6%
Non-residential roofing products	81.1	37.7%	60.5	33.6%	20.6	34.0
Complementary building products	49.8	23.1%	45.3	25.2%	4.5	9.9

	$215.2		$180.0		$35.2	19.6%

Our existing market growth increased due primarily to the following factors:

•                  residential roofing demand experiencing stronger growth than in the first half of the year,

•                  continued penetration into complementary building products markets,

•                  a robust non-residential market in all regions, including the impact of large price increases,

•                  continued home re-modeling demand, and

•                  overall estimated price increases of approximately 6% to 8%.

Gross Profit

For the Three Months Ended

	June 30,	June 30,
(dollars in millions)	2005	2004	Change
Gross profit	$59.7	$45.4	$14.3	31.5%

Gross margin	24.0%	25.2%	-1.2%

Existing markets’ gross profit growth of 19.6% contributed $8.9 million to the total gross profit increase while JGA and ISI accounted for $5.4 million of the increase.  Existing markets’ gross margin was 25.2% in both 2005 and 2004, despite the higher mix of non-residential roofing products in 2005, which in general have had historically lower gross margins than our other product groups. Due to their product mix, JGA and ISI have lower gross margins than our existing markets and this has lowered our overall consolidated gross margin. We expect our future quarterly gross margins to fluctuate from 24% to 26% depending primarily on our product mix.

Operating Expenses

For the Three Months Ended

	June 30,	June 30,
(dollars in millions)	2005	2004	Change
Operating expenses	$39.5	$32.0	$7.5	23.4%

Operating expenses as a % of sales	15.9%	17.8%	-1.9%

Operating expenses increased $7.5 million or 23.4% to $39.5 million in 2005 from $32.0 million in 2004. JGA and ISI contributed $4.2 million of the increase while existing markets’ operating expenses increased $3.3 million or 10.4%. The existing markets’ operating expense increase was due primarily to increased payroll and related costs of $1.8 million or 9.2%. Much of the increase in payroll costs was driven by our increased sales volume and newly opened branches. We have also hired additional personnel for public-company reporting and management trainee hiring for future expansion. Existing markets’ transportation costs were flat in 2005 compared to 2004, despite higher fuel costs, due to savings in other trucking expenses.  We also experienced an increase of $0.6 million in professional fees as we incurred additional public-company costs and continued our Sarbanes-Oxley Section 404 compliance project. Existing markets’ warehouse expenses, excluding depreciation, increased by $0.5 million or 14.8%, which reflects six additional branches compared to 2004. Selling expenses in our existing markets, excluding depreciation and payroll costs, increased by $0.2 million or 8.3% due to the additional branches and increased sales volume.  Depreciation expense increased by $0.7 million from 2004 to 2005.

Operating expenses as a percentage of net sales decreased to 15.9% in 2005 from 17.8% in 2004, primarily due to leveraging our fixed costs over our increased net sales and JGA’s and ISI’s lower operating expenses as a percentage of sales.  We expect to incur additional administrative costs as a public company over the remainder of 2005, including additional costs associated with compliance with the Sarbanes-Oxley Act.

We incurred $0.2 million in stock-based compensation in both 2005 and 2004. This compensation relates to the vesting of options and stock issued to certain employees below fair market value prior to our IPO.

Interest Expense

Interest expense decreased $0.7 million to $1.5 million in 2005 from $2.2 million in 2004. Although we acquired JGA and ISI through borrowings under our revolving line of credit and interest rates have increased slightly, our debt level remains substantially lower than in 2004, resulting in a significant reduction in interest expense.

Change in Value of Warrant Derivatives

This prior-year charge of $9.3 million was associated with warrant derivatives that existed prior to their settlement in connection with our IPO and was due to the effect of the increase in the fair market value of our common stock during 2004.

Income Taxes

Income tax expense was $7.4 million in 2005 compared to $4.9 million in 2004. We have estimated our YTD 2005 effective income tax rate to be 41.7%, a 200 basis point drop from our estimate at March 31, 2005.  The decrease is principally due to the strong earnings from our Canadian subsidiary, which will enable us to use a more favorable tax credit for foreign taxes versus our prior deduction for foreign taxes.  This dropped our effective tax rate to 39.6% in this year’s third quarter. Our 2004 effective income tax rate was 43.9% prior to the impact of the non-deductible warrant derivatives charge of $9.3 million.

Nine Months Ended June 30, 2005 (“YTD 2005”) Compared to Nine Months Ended June 30, 2004 (“YTD 2004”)

Existing and Acquired Markets

For the Nine Months Ended

	Existing Markets		Acquired Markets		Consolidated
	June 30,		June 30,		June 30,
(in thousands)	2005	2004	2005	2004	2005	2004

Net sales	$555,663	$472,714	$64,094	$—	$619,757	$472,714

Gross Profit	140,992	120,759	10,437	—	151,429	120,759
Gross Margin	25.4%	25.5%	16.3%		24.4%	25.5%

Operating Expenses	100,036	89,685	8,353	—	108,389	89,685
Operating Expenses as a% of net sales	18.0%	19.0%	13.0%		17.5%	19.0%

Operating Income	40,956	31,074	2,084	—	43,040	31,074
Operating Margin	7.4%	6.6%	3.3%		6.9%	6.5%

Net Sales

Consolidated net sales increased $147.0 million or 31.1% to $619.8 million in YTD 2005 from $472.7 million in YTD 2004. Existing markets saw internal growth of $82.9 million or 17.5%, while JGA and ISI contributed the remaining increase. We have six more branches opened in YTD 2005 than in YTD 2004. JGA and ISI had combined product group sales of $34.7, $14.5, $14.9 million in residential roofing products, non-residential roofing products, and complementary building products, respectively, while the product group sales for our existing markets were as follows:

For the Nine Months Ended

	June 30,		June 30,
(dollars in millions)	2005	Mix	2004	Mix	Growth
Residential roofing products	$219.0	39.4%	$200.5	42.4%	$18.5	9.2%
Non-residential roofing products	204.4	36.8%	154.3	32.6%	50.1	32.5
Complementary building products	132.3	23.8%	117.9	24.9%	14.4	12.2

	$555.7		$472.7		$83.0	17.6%

Our existing market growth increased due primarily to the following factors:

•                  strong residential roofing demand,

•                  continued penetration into complementary building products markets,

•                  a robust non-residential market, including the impact from large price increases,

•                  continued home re-modeling demand, and

•                  overall estimated price increases of approximately 5% to 7%.

Gross Profit

For the Nine Months Ended

	June 30,	June 30,
(dollars in millions)	2005	2004	Change
Gross profit	$151.4	$120.8	$30.6	25.3%

Gross margin	24.4%	25.5%	-1.1%

Existing markets’ gross profit growth of 16.8% contributed $20.2 million to the total gross profit increase while JGA and ISI accounted for $10.4 million of the increase. Existing markets’ gross margin was 25.4% in YTD 2005 compared to 25.5% in YTD 2004, due mainly to the large increase in non-residential roofing sales, which in general have lower gross margins than our other product groups. Due to their product mix, JGA and ISI have lower gross margins than our existing markets which has also lowered our overall gross margin.

Operating Expenses

For the Nine Months Ended

	June 30,	June 30,
(dollars in millions)	2005	2004	Change
Operating expenses	$108.4	$89.7	$18.7	20.8%

Operating expenses as a % of sales	17.5%	19.0%	-1.5%

Operating expenses increased $18.7 million or 20.8% to $108.4 million in YTD 2005 from $89.7 million in YTD 2004. JGA and ISI contributed $8.4 million of this increase while existing markets’ operating expenses increased $10.3 million or 11.5%. The existing markets’ operating expense increase was due primarily to increased payroll and related costs of $7.0 million or 13.0%. Much of the increase in payroll costs was driven by our increased sales volume. We have also hired additional personnel for public-company reporting and trainee hiring for future expansion. Existing markets’ transportation costs increased $0.7 million or 11.6%, including higher fuel costs that account for approximately one-third of the increase while the remaining increase was due to the increased sales volume. We expect high fuel costs to continue for the foreseeable future. This increase may adversely affect our future results of operations, although historically we have passed most of these increases on to our customers. We also experienced an increase of $1.7 million in professional fees in YTD 2005 as we incurred additional public-company costs and continued with our Sarbanes-Oxley Section 404 compliance project, and a decrease of $0.3 million in bad debt expense due to better economic conditions. Existing markets’ warehouse expenses, excluding depreciation, increased by $1.4 million or 14.2%, which reflects the addition of six new branches.  Depreciation expense increased by $1.3 million, while selling expenses increased consistent with our revenue increase.

Operating expenses as a percentage of net sales decreased to 17.5% in YTD 2005 from 19.0% in YTD 2004, primarily due to leveraging our fixed costs over our increased net sales and JGA’s and ISI’s lower operating expenses as a percentage of net sales.  We expect to incur additional administrative costs as a public company over the remainder of 2005, including additional costs associated with compliance with the Sarbanes-Oxley Act.

We incurred $0.5 million in stock-based compensation in YTD 2005 as compared to $0.9 million in YTD 2004 related to the vesting of options and stock issued to certain employees below fair market value prior to the IPO.

Interest Expense

Interest expense decreased $5.7 million to $3.5 million in YTD 2005 from $9.2 million in YTD 2004. Although we acquired JGA and ISI through borrowings under our line of credit and interest rates have increased slightly, our debt level remains substantially below 2004 levels, resulting in a significant reduction in interest expense.

Change in Value of Warrant Derivatives

This prior-year charge of $20.3 million was associated with warrant derivatives that existed prior to their settlement in connection with our IPO and was due to the effect of the increase in the fair market value of our common stock during YTD 2004.

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

Income Taxes

Income tax expense increased to $16.1 million in YTD 2005 from $8.2 million in YTD 2004. We have estimated our YTD 2005 effective income tax rate to be 41.7%, a 200 basis point drop from our estimate at March 31, 2005.  The decrease is principally due to the strong earnings from our Canadian subsidiary, which will enable us to use a more favorable tax credit for foreign taxes versus our prior deduction for foreign taxes.  Our YTD 2004 effective income tax rate was 44.0% prior to the impact of the non-deductible warrant derivatives charge.

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

We generally experience a slowing of collections of our accounts receivable during our second quarter, mainly due to the inability of some of our customers to conduct their businesses effectively in inclement weather in certain of our regions. We continue to attempt to collect those receivables, which require payment under our standard terms. We do not provide any concessions to our customers during this quarter of the year, although we may take advantage of seasonal concessions and incentives from our vendors. Also during the second quarter, we generally experience our lowest availability under our senior secured credit facilities, which are asset-based lending facilities.

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

(dollars in millions, except per share data)	Fiscal 2005			Fiscal 2004
(unaudited)	Qtr 1	Qtr 2	Qtr 3	Qtr 1	Qtr 2	Qtr 3	Qtr 4

Net sales	$199.2	$172.1	$248.5	$168.6	$124.1	$180.0	$180.2
Gross profit	50.3	41.4	59.7	42.8	32.6	45.4	44.9
Income from operations	$17.3	$5.5	$20.2	$14.4	$3.3	$13.4	$3.6

Quarterly sales as % of year’s sales	—	—	—	25.8%	19.0%	27.6%	27.6%
Quarterly gross profit as % of year’s gross profit	—	—	—	25.8	19.7	27.4	27.1
Quarterly income from operations as % of year’s income from operations	—	—	—	41.5%	9.5%	38.6%	10.4%

Liquidity and capital resources

        We had cash of $5.9 million at June 30, 2005, compared to cash of $0.5 million at June 30, 2004 and a cash overdraft of $3.7 million at September 25, 2004. Our working capital was $45.0 million at June 30, 2005 compared to working capital of $12.8 million at June 30, 2004 and a working capital deficit of ($3.7) million at September 25, 2004.

YTD 2005 compared to YTD 2004

        Our net cash provided by operating activities was $11.9 million for YTD 2005 compared to $17.8 million for YTD 2004. Our sales growth drove our income from operations to $43.0 million in YTD 2005 from $31.1 million in YTD 2004. Inventory levels, exclusive of the effects of businesses acquired, increased by $22.8 million as we anticipated some price increases, temporary shortages and a continued strong sales growth rate. The increase in inventory is concentrated in rigid insulation used in non-residential roofing, single ply non-residential roofing and residential shingles. These products generally have our highest inventory turns, yet we believed it was necessary to maintain higher levels of inventory to meet current demand. The cash impact from the growth in inventory was mostly offset by an increase in accounts payable and accrued expenses. Accounts receivable increased by $17.3 million in YTD 2005 as compared to an increase of $0.7 million in YTD 2004 due to the strong increase in sales.  The number of days outstanding, based upon our sales for the quarter ended June 30, 2005 remained constant at 44 days for 2005 and 2004.

        Net cash used in investing activities in YTD 2005 was $44.0 million compared to $3.8 million in YTD 2004 due to the acquisition of JGA and ISI for an aggregate net purchase price of $36.9 million. Net capital expenditures increased to $7.0 million from $3.8 million as we opened six new branches and continued to purchase transportation and warehouse equipment to service our growth.

        Net cash provided by financing activities was $41.5 million in YTD 2005 compared to net cash used in financing activities of $13.6 million in YTD 2004. The net cash provided by financing activities in YTD 2005 reflects borrowings under our revolving lines of credit, primarily for the JGA and ISI acquisitions, and the proceeds from our IPO less the associated warrant redemption and debt payments. The net cash used in financing activities in YTD 2004 primarily reflected the refinancing of our credit facilities and the repayments of debt.

Capital Resources

        Our principal source of liquidity at June 30, 2005, was our available borrowings of $51.6 million under revolving lines of credit. Our borrowing base availability is determined primarily by trade accounts receivable and product inventory levels. Borrowings outstanding under the revolving lines of credit at June 30, 2005, have been classified as current liabilities in the accompanying balance sheets in accordance with EITF Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Arrangements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

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

•              a Canadian senior secured credit facility; and

•              a capital lease facility.

Senior secured credit facilities

        The credit facilities mature on September 30, 2009 and consist of a $118.5 million United States revolving line of credit including a CDN $15 million Canadian revolving line of credit, commonly referred to as revolvers, and term loans totaling $26.0 million outstanding at June 30, 2005. The facilities include an option of increasing the revolving lines of credit by an additional $40 million. An amendment changed the cash receipts lockbox arrangement to give us sole control over the funds in our lockbox accounts, unless excess availability is less than $10 million or an event of default occurs, in which case the senior secured lenders have the right to take control over such funds and to apply such funds to repayment of the senior debt. Once the lockbox arrangement is operational, the revolver borrowings will be classified as long-term debt for amounts expected to be outstanding for greater than one year.

        As of June 30, 2005, there was $66.9 million outstanding and $51.6 million available for borrowing under the revolvers, subject to changes in our borrowing base availability determined primarily by trade accounts receivable and product inventories levels. We also had an outstanding $0.7 million standby letter of credit.

        Interest on borrowings under the U.S. facilities is payable at our election at either of the following rates:

•              an index rate (that is the higher of (a) the base rate for corporate loans quoted in The Wall Street Journal or (b) the Federal Reserve overnight rate plus1/2 of 1%) plus a margin of 0.75% to 1.75%, or

•              the current LIBOR Rate plus a margin ranging from 2.00% to 3.00%.

        Interest under the Canadian facility is payable at our election at either of the following rates:

•              an index rate (that is the higher of (1) the Canadian prime rate as quoted in the Globe and Mail and (2) the 30-day BA Rate plus 1.25%, plus 0.75%, or

•              the BA rate as described in the Canadian facility plus 2.00%.

        Substantially all of our assets, including the capital stock and assets of our wholly-owned subsidiaries, secure our obligations under these senior secured credit facilities. The senior secured credit facilities have numerous restrictive covenants, including required fixed charge coverage and an indebtedness to EBITDA ratio determined at the end of each quarter. As of June 30, 2005, we were in compliance with all covenants and financial ratio requirements.

Capital lease facilities

        Our capital lease facilities allow us to finance a portion of our transportation and warehouse equipment. The facilities provide us with $11 million of availability, of which $2.1 million was outstanding at June 30, 2005, with fixed interest rates ranging from 4.7% to 6.7%.

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

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth in our Management’s Discussion and Analysis under the heading “Risks relating to our business and industry” in our Form 10-K for the fiscal year ended September 25, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes from what we reported in our Form 10-K for the year ended September 25, 2004.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended September 25, 2004.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of June 30, 2005, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2005, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

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

Part II. Other Information

Items 1- 5 are not applicable and have been omitted.

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

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2005.

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