Form 10-K
period 2005-09-24
BEACON ROOFING SUPPLY INC
filed 2005-12-08
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 24, 2005

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

Registrant’s telephone number, including area code: (978) 535-7668

Securities registered pursuant to section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in 12b-2 Exchange Act Rule). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the end of the second quarter ended March 31, 2005 was $381,984,812.

The number of shares of common stock outstanding as of December 1, 2005 was 26,688,564.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

BEACON ROOFING SUPPLY, INC.
Index to Annual Report
on Form 10-K
Year Ended September 24, 2005

i

Forward-looking statements

The matters discussed in this Form 10-K that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties, which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will be,” “will continue,” “will likely result,” “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information.

We believe that it is important to communicate our future expectations to our investors. However, there are events in the future that we are not able to accurately predict or control. The factors listed under Item 1A, Risk Factors, as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward looking statements as a result of various factors, including, but not limited to, those described under Item 1A, Risk Factors and elsewhere in this Form 10-K.

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

ii

PART I

All statistical information, such as number of branches, customers, states in which we operate and stock keeping units, gives effect to our October 2005 acquisition of SDI Holding, Inc., except as otherwise noted. All historical financial information relates solely to Beacon Roofing Supply, Inc., except as otherwise noted.

ITEM 1.                BUSINESS

Overview

We are one of the largest distributors of residential and non-residential roofing materials in the United States and Canada. We also distribute other complementary building materials, including siding, windows, specialty lumber products and waterproofing systems for residential and nonresidential building exteriors. We operate 138 branches in 29 states (53 branches in 15 states have been added as a result of the Shelter acquisition) and three Canadian provinces, carrying up to 8,500 SKUs and serving more than 30,000 customers. We are a leading distributor of roofing materials in key metropolitan markets in the Northeast, Mid-Atlantic, Midwest, Central Plains, Southeast and Southwest regions of the United States and in Eastern Canada.

For the fiscal year ended September 24, 2005, residential roofing products comprised 41% of our sales, non-residential roofing products accounted for 36% of our sales, and siding, waterproofing systems, windows, specialty lumber and other building exterior products provided the remaining 23% of our sales. Shelter’s net product group sales as a percentage of net sales for its fiscal year ended December 31, 2004 was 46% residential roofing products, 12% non-residential roofing products and 42% complementary building products.

We also provide our customers a comprehensive array of value-added services, including:

•       advice and assistance to contractors throughout the construction process, including product identification, specification and technical support;

•       job site delivery and logistical services;

•       tapered insulation design and layout services;

•       metal fabrication and related metal roofing design and layout services;

•       trade credit; and

•       marketing support, including project leads for contractors.

We believe the additional services we provide strengthen our relationships with our customers and distinguish us from our competition. The vast majority of orders require at least some of these services. Our ability to provide these services efficiently and reliably can save contractors time and money. We also believe that our value-added services enable us to achieve attractive gross profit margins on our product sales. We have earned a reputation for a high level of product availability, excellent employees, professionalism and high quality service, including timely, accurate and safe delivery of products.

Our diverse customer base represents a significant portion of the residential and non-residential roofing contractors in most of our markets. Reflecting the overall market for roofing products, we sell the majority of our products to roofing contractors that are involved on a local basis in the replacement, or re-roofing, component of the roofing industry. We utilize a branch-based operating model in which branches maintain local customer relationships but benefit from centralized functions such as information technology, accounting, financial reporting, credit, purchasing, legal and tax services. This allows us to provide customers with specialized products and personalized local services tailored to a geographic region, while benefiting from the resources and scale efficiencies of a national distributor.

We have achieved our growth through a combination of nine strategic and complementary acquisitions between 1998 and 2005, opening new branch locations, acquiring branches and broadening our product offering. We have grown from $76.7 million in sales in fiscal year 1998 to $850.9 million in sales in fiscal year 2005, which represents a compound annual growth rate of 41.0%. Our internal growth, which includes growth from existing and newly opened branches but excludes growth from acquired branches, was 5.9% per annum over the same period. Acquired branches are excluded from internal growth measures until they have been under our ownership for at least one full fiscal year. During this seven-year period, we opened thirteen new branch locations and our same store sales increased an average of 2.6% per annum. Same store sales is defined as the aggregate sales from branches open for the entire comparable annual periods within the seven-year period. Income from operations has increased from $5.3 million in fiscal year 1998 to $60.7 million in fiscal year 2005, which represents a compound annual growth rate of 41.7%. We believe that our proven business model will continue to deliver industry-leading growth and operating profit margins.

In fiscal 2005, we had internal growth rates of 15.7% and 66.8% in sales and income from operations, respectively, over fiscal 2004. We also opened six new branch locations and acquired eleven branches through our acquisitions of JGA Corp (“JGA”), Insulation Systems, Inc. of Virginia (“ISI”), and Commercial Supply, Inc. (“CSI”).

History

Our predecessor, Beacon Sales Company, Inc. was founded in Somerville, Massachusetts (a suburb of Boston) in 1928. In 1984, when our current Chairman Andrew Logie acquired Beacon Sales Company with other investors, it operated three distribution facilities and generated approximately $16 million in annual revenue. In August 1997, Code, Hennessy & Simmons III, LP, a Chicago-based private equity fund, and certain members of management, purchased Beacon Sales Company to use it as a platform to acquire leading regional roofing materials distributors throughout the United States and Canada. At the time of the purchase by Code Hennessy and management, Beacon Sales Company operated seven branches in New England and generated approximately $72 million of revenue annually, primarily from the sale of non-residential roofing products. Since 1997, we have made nine strategic and complementary acquisitions. Also since 1997, we have opened a total of 18 new branches. We have also expanded our product offerings to offer residential roofing products, complementary exterior building materials and related services. Our strategic acquisitions, branch expansions, and product line extensions have increased the diversity of both our customer base and local market focus and generated cost savings through increased purchasing power and reduced overhead expenses as a percentage of net sales. We completed an initial public offering (“IPO”) and became a public company in September 2004.

Recent developments

On October 14, 2005, our subsidiary, Beacon Sales Acquisition, Inc., completed its acquisition of Shelter Distribution, Inc. (“Shelter”). Shelter, which is a leading distributor of roofing and other building products, currently operates 53 branches in 15 states throughout the Midwest, Central Plains and Southwest regions of the United States. Shelter had sales of approximately $248.3 million and income from operations of approximately $5.4 million for the year ended December 31, 2004. Shelter has 766 employees. The transaction was structured as a purchase of stock. The purchase price was $170.3 million in cash, subject to a post-closing adjustment for working capital and other items. Based upon Shelter’s performance for the remainder of the 2005 calendar year, the sellers may also qualify for an earn-out payment of up to $10 million, which would be payable during the second quarter of our

2006 fiscal year. In connection with the Shelter acquisition, we refinanced our credit facilities and are selling additional shares of our common stock.

We were incorporated in Delaware in 1997. Our principal executive offices are located at One Lakeland Park Drive, Peabody, MA 01960 and our telephone number is (978) 535-7668. Our Internet website address is www.beaconroofingsupply.com.

U.S. Industry Overview

The U.S. roofing market was estimated to be an approximately $10.5 billion industry in 2003, the latest information available to us, which is projected to grow 3.5% annually through 2008 to $12.5 billion. We believe this rate of growth is consistent with the stable long-term growth rates in the industry over the past 40 years.

The U.S. roofing market can be separated into two categories: the residential roofing market and the non-residential roofing market. The residential roofing market accounted for approximately 64% of the total U.S. market by volume in 2003. Through the end of the decade, non-residential roofing construction is expected to grow faster than residential roofing construction.

Over 70% of expenditures in the roofing market is for re-roofing projects, with the balance being for new construction. Re-roofing projects are generally considered maintenance and repair expenditures and are less likely than new construction projects to be postponed during periods of recession or slow economic growth. As a result, demand for roofing products is less volatile than overall demand for construction products.

Regional variations in economic activity influence the level of demand for roofing products across the United States. Of particular importance are regional differences in the level of new home construction and renovation, since the residential market for roofing products accounts for approximately 64% of demand. Demographic trends, including population growth and migration, contribute to regional variations in residential demand for roofing products through their influence on regional housing starts and existing home sales.

Roofing distributors

Wholesale distribution is the dominant distribution channel for both residential and nonresidential roofing products. Wholesale roofing product distributors serve the important role of facilitating the purchasing relationships between roofing materials manufacturers and thousands of contractors. Wholesale distributors also maintain localized inventories, extend trade credit, give product advice and provide delivery and logistics services.

Despite recent consolidation, the roofing materials distribution industry remains highly fragmented. The industry is characterized by a large number of small and local regional participants. As a result of their small size, many of these distributors lack the corporate, operating and IT infrastructure required to compete effectively.

Residential roofing market

Within the residential roofing market, the re-roofing market is more than twice the size of the new roofing market, accounting for over 69% of the residential roofing demand in 2003. Over the next several years, re-roofing demand is expected to continue to exceed new roofing demand, with growth rates nearly double those of new roofing.

Driving this demand for re-roofing is an aging U.S. housing stock. Over one-third of the U.S. housing stock was built prior to 1960, with the median age of U.S. homes being over 30 years. Asphalt shingles, which dominate the residential re-roofing market with a nearly 89% share, have an expected useful life of 15 to 20 years. While major replacements account for about 20% of residential re-roofing spending, repairs, additions and alterations represent the majority of this market.

A number of factors also generate re-roofing demand, including one-time weather damage, improvement expenditures and homeowners looking to upgrade their homes. Sales of existing homes can affect re-roofing demand, as some renovation decisions are made by sellers preparing their houses for sale and others made by new owners within the first year or two of occupancy.

Within the new construction portion of the residential roofing market, expected continued strong housing starts together with larger average roof sizes should support continued growth in new residential roofing demand. Although housing starts are not expected to continue at the rapid pace of the last few years, they are projected to remain high relative to historic levels. While new site-built housing units are expected to rise slightly, the strongest growth is expected to be in the manufactured housing area.

Non-residential roofing market

Demand for roofing products used on non-residential buildings is forecast to advance at a faster rate than roofing products used in residential construction, as a result of a continued rebound in construction activity in the office, commercial and industrial markets. New non-residential roofing is currently the fastest-growing portion of the U.S. roofing market. Improving economic conditions, including a better outlook for business and increased capital spending, are expected to drive expenditures for non-residential roofing. High-margin metal roofing will play an important role in the increased demand.

Re-roofing projects represent approximately 80% of the total non-residential demand. Re-roofing activity tends to be less cyclical than new construction and depends in part upon the types of materials on existing roofs, their expected lifespan and intervening factors such as wind or water damage.

The non-residential roofing market includes an office and commercial market, an industrial market and an institutional market. Office and commercial roofing projects, the single largest component of the non-residential roofing market at 46.5%, are expected to continue to show strong gains. Industrial roofing projects, representing 22.5% of non-residential roofing product sales, should also steadily grow. Following a large contraction in non-residential construction from 2000 to 2002, non-residential roofing sales have rebounded.

The institutional market is comprised primarily of healthcare and educational construction activities. This market will continue to benefit from an aging baby boom population that will drive increases in the nation’s healthcare infrastructure, as well as increasing school enrollments that will require new and replacement facilities.

Complementary building products

Demand for complementary building products such as siding, windows and doors for both the residential and non-residential markets is also growing. As in the roofing industry, demand for these products is driven by the repair and remodeling market as well as the new construction market.

These complementary products also significantly contribute to the overall building products market. In 2003, the U.S. siding market was approximately $8.4 billion and the U.S. window and door industry was approximately $25.4 billion. Both of these markets are expected to grow in line with that of the roofing industry over the next several years.

Our Strengths

We believe that our sales and earnings growth has been and will continue to be driven by our primary competitive strengths, which include the following:

•       National scope combined with regional expertise.   We believe we are one of the three largest roofing materials distributors in the United States and Canada. We utilize a branch-based operating model in which branches maintain local customer relationships but benefit from centralized functions such as information technology, accounting, financial reporting, credit, purchasing, legal and tax services. This allows us to provide customers with specialized products and personalized local services tailored to a geographic region, while benefiting from the resources and scale efficiencies of a national distributor.

•       Diversified business model that reduces impact of economic downturns.   We believe that our business is meaningfully protected in an economic downturn because of our high concentration in re-roofing, mix between residential and non-residential products, geographic and customer diversity, and financial and operational ability to expand our business and obtain market share.

•       Superior customer service.   We believe that our high level of customer service and support differentiates us from our competitors. We employ experienced salespeople who provide advice and assistance in properly identifying products for various applications. We also provide services such as safe and timely job site delivery, logistical support and marketing assistance. We believe that the services provided by our employees improve our customers’ efficiency and profitability which, in turn, strengthens our customer relationships.

•       Strong platform for growth and acquisition.   Since 1997, we have consistently increased revenue and operating income at rates well in excess of the growth in the overall roofing materials distribution industry. We have expanded our business through strategic acquisitions, new branch openings, branch acquisitions and the diversification of our product offering. We have successfully acquired companies and significantly improved their financial and operating performance after acquisition.

•       Sophisticated IT platform.   All of our locations operate on the same management information systems. We have made a significant investment in our information systems, which we believe are among the most advanced in the roofing distribution industry. These systems provide us with a consistent platform across all of our operations that helps us achieve additional cost reductions, greater operating efficiencies, improved purchasing, pricing and inventory management and a higher level of customer service. Our systems have substantial capacity to handle our future growth without requiring significant additional investment.

•       Industry-leading management team.   We believe that our key personnel, including branch managers, are among the most experienced in the roofing industry. Our executive officers, regional vice presidents and branch managers have an average of over 17 years of roofing industry experience.

•       Extensive product offering and strong supplier relationships.   We have a product offering of up to 8,500 SKUs, representing an extensive assortment of high-quality branded products. We believe that our extensive product offering has been a significant factor in attracting and retaining many of our customers. Because of our significant scale, product expertise and reputation in the markets that we serve, we have established strong ties to the major residential roofing materials manufacturers and are able to achieve substantial volume discounts.

Growth Strategies

Our objective is to become the preferred supplier of roofing and other exterior building product materials in the U.S. and Canadian markets while continuing to increase our revenue base and maximize our profitability. We plan to attain these goals by executing the following strategies:

•       Expand geographically through new branch openings.   Significant opportunities exist to expand our geographic focus by opening additional branches in existing or contiguous regions. Since 1997, we and our acquired companies have successfully entered numerous markets through greenfield expansion. Our strategy with respect to greenfield opportunities is to open branches within our existing markets, where existing customers have expanded into new regions and in areas that have no ideal acquisition candidates or where potential acquisitions are likely to be too costly. In addition, we have acquired small distributors with one to three branches to fill in existing regions.

•       Pursue acquisitions of regional market-leading roofing materials distributors.   Acquisitions are an important component of our growth strategy. We believe that there are significant opportunities to grow our business through disciplined, strategic acquisitions. With only a few large, well-capitalized competitors in the industry, we believe that we can continue to build on our distribution platform by successfully acquiring additional roofing materials distributors. Between 1998 and 2005, we successfully integrated nine strategic and complementary acquisitions.

•       Expand product and service offerings.   We believe that continuing to increase the breadth of our product line and customer services are effective methods of increasing sales to current customers and attracting new customers. We work closely with customers and suppliers to identify new building products and services, including windows, siding, waterproofing systems, insulation and metal fabrication. In addition, we believe we can expand by introducing products that we currently offer in certain of our existing markets into some of our other markets. In particular, we believe that we can introduce nonresidential roofing products into certain of our markets that are currently largely residential.

Products and services

Products

The ability to provide a broad range of products is essential in roofing materials distribution. We carry one of the most extensive arrays of high-quality branded products in the industry, enabling us to deliver products to our customers on a timely basis. Excluding Shelter’s operations, we are able to fulfill more than 95% of our orders through our in-stock inventory as a result of the breadth and depth of our inventory at our branches. Our product portfolio includes residential roofing products, non-residential roofing products, siding, windows and specialty lumber products. Our product lines are designed to meet the requirements of both residential and non-residential roofing contractors.

Product Portfolio

Residential	Non-residential	Complementary building products
roofing products	roofing products	Siding	Windows
Asphalt shingles	Single-ply roofing	Vinyl siding	Vinyl windows
Synthetic slate and tile	Asphalt	Red, white and yellow	Aluminum windows
Slate	Metal	cedar siding	Wood windows
Nail base insulation	Modified bitumen	Fiber cement siding
Metal roofing	Built-up roofing	Soffits
Felt	Cements and coatings	House wraps and vapor
Wood shingles and shakes	Insulation—flat stock and tapered	barriers
Nails and fasteners	Commercial fasteners	Other	Specialty Lumber
Prefabricated flashings	Metal edges and flashings	Waterproofing systems	Redwood Redwood cedar decking
Ridges and soffit vents	Skylights, smoke vents and roof hatches	Air barrier systems	Mahogany decking Pressure treated lumber
Gutters and	Sheet metal including		Fire treated plywood
downspouts	copper, aluminum and steel		Synthetic decking PVC trim boards
Other accessories	Other accessories		Millwork

The products that we distribute are supplied by the industry’s leading manufacturers of high-quality roofing materials and related products, such as Alcoa, Carlisle, Certainteed, ElkCorp, EMCO, Firestone, GAF Materials, Johns Manville, Owens Corning and Tamko.

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

Services

We emphasize service to our customers. We employ a knowledgeable staff of in-house salespeople. Our sales personnel possess in-depth technical knowledge of roofing materials and applications and are capable of providing advice and assistance to contractors throughout the construction process. In particular, we support our customers with the following value-added services:

•       advice and assistance throughout the construction process, including product identification, specification and technical support;

•       job site delivery and logistical services;

•       tapered insulation design and layout services;

•       metal fabrication and related metal roofing design and layout services;

•       trade credit; and

•       marketing support, including project leads for contractors.

Customers

Our diverse customer base consists of more than 30,000 contractors, home builders, building owners, and other resellers throughout the Southeast, Northeast, Central Plains, Midwest, Southwest and Mid-Atlantic regions of the United States, as well as in Eastern Canada. Our typical customer varies by end market, with relatively small contractors in the residential market and small to large-sized contractors in the non-residential market. To a lesser extent, our customer base includes general contractors, retailers and building materials suppliers.

As evidenced by the fact that a significant number of our customers have relied on us or our predecessors as their vendor of choice for decades, we believe that we have strong customer relationships that our competitors cannot easily displace or replicate. No single customer accounts for more than 1% of our revenues.

Sales and marketing

Sales strategy

Our sales strategy is to provide a comprehensive array of high-quality products and superior value-added services to residential and non-residential roofing contractors reliably, accurately and on time. Excluding Shelter’s operations, we fulfill more than 95% of our warehouse orders through our in-stock inventory as a result of the breadth and depth of our inventory at our local branches. We believe that our focus on providing superior value-added services and our ability to fulfill orders accurately and rapidly enables us to attract and retain customers.

Sales organization

We have attracted and retained an experienced sales force of more than 500 salespeople who are responsible for generating revenue at the local branch level. The expertise of our salespeople helps us increase sales to existing customers and add new customers.

Each of our branches is headed by a branch manager, who also functions as the branch’s sales manager. In addition, each branch generally employs up to four outside direct salespeople and up to five inside salespeople who report to their branch manager. Branches that focus on the residential market typically staff larger numbers of outside salespeople.

The primary responsibilities of our outside salespeople are to prospect for new customers and increase sales to existing customers. Our outside salespeople accomplish these objectives by reviewing information from Dodge Reports and other industry news services in search of attractive construction projects in their local markets that are up for bids from contractors. Once a construction project is identified, our outside salespeople contact potential customers in an effort to solicit their interest in participating with us in the project. By seeking a contractor to “partner” with on a bid, we increase the likelihood that the contractor will purchase their roofing materials and related products from us in the event that the contractor is selected for the project.

To complement our outside sales force, we have built a strong and technically proficient inside sales staff. Our inside sales force is responsible for fielding incoming orders, providing pricing quotations and responding to customer inquiries. Our inside sales force provides vital product expertise to our customers.

In addition to our outside and inside sales forces, we are manufacturer representatives for particular manufacturers’ products. Currently, we have developed relationships with Carlisle, Johns Manville, Owens Corning, Soprema and Firestone on this basis. We currently employ 15 representatives who act as liaisons (on behalf of property owners, architects, specifiers and consultants) between these roofing materials manufacturers and professional contractors.

Marketing

In order to capitalize on the local customer relationships that we have established and benefit from the brands developed by our regional branches, we have maintained the trade names of most of the businesses that we have acquired. These trade names—Beacon Roofing Supply Canada Company, Beacon Sales Company, Best Distributing, Coastal Metals, Dealer’s Choice, Forest, GLACO, Groupe Bedard, JGA Corp., Lafayette Woodworks, Quality Roofing Supply, Shelter Distribution, Southern Roof Center, The Roof Center and West End Lumber—are well-known in the local markets in which the respective branches compete and are associated with the provision of high-quality products and customer service.

As a supplement to the efforts of our sales force, each of our branches communicates with residential and non-residential contractors in their local markets through newsletters, direct mail and the Internet. In order to build and strengthen relationships with customers and vendors, we sponsor and promote our own regional trade shows, which feature general business and roofing seminars for our customers and product demonstrations by our vendors. In addition, we attend numerous industry trade shows throughout the regions in which we compete, and we are an active member of the National Roofing Contractors Association, as well as regional contractors’ associations.

Purchasing and suppliers

Our status as a leader in our core geographic markets, as well as our reputation in the industry, has allowed us to forge strong relationships with numerous manufacturers of roofing materials and related products, including Alcoa, Carlisle, Certainteed, ElkCorp, Firestone, GAF Materials, Johns Manville, Owens Corning and Tamko.

We are viewed by our suppliers as a key distributor due to our industry expertise, significant market share in our core geographic markets and the substantial volume of products that we distribute. We have significant relationships with more than 50 suppliers and maintain multiple supplier relationships for each product line.

We have centralized the procurement of products through our headquarters for the vast majority of the products that we distribute. We believe this enables us to purchase products more economically than all but a few of our competitors. Product is shipped directly by the manufacturers to our branches.

Operations

Facilities

Our network of 138 branches serves metropolitan areas in 29 states (84 branches in 16 states prior to the Shelter acquisition) and the Canadian provinces of Manitoba, Ontario and Quebec. This network has enabled us to effectively and efficiently serve a broad customer base and to achieve a leading market position in each of our core geographic markets.

Operations

Our branch-based model provides each location with a significant amount of autonomy to operate within the parameters of our overall business model. Operations at each branch are tailored to meet the local needs of their customers. Depending on market needs, branches carry from about 1,000 to 8,500 SKUs.

Branch managers are responsible for sales, pricing and staffing activities, and have full operational control of customer service and deliveries. We provide our branch managers with significant incentives that allow them to share in the profitability of their respective branches as well as the company as a whole. Personnel at our corporate operations assist the branches with purchasing, procurement, credit services, information systems support, contract management, legal services, benefits administration and sales and use tax services.

Distribution/fulfillment process

Our distribution/fulfillment process is initiated upon receiving a request for a contract job order or product order from a contractor. Under a contract job order, a contractor typically requests roofing or other construction materials and technical support services. The contractor discusses the project’s requirements with a salesperson and the salesperson provides a price quotation for the package of products and services. Subsequently, the salesperson processes the order and we deliver the products to the customer’s job site.

Fleet

Our distribution infrastructure supports more than 500,000 deliveries annually. To accomplish this, we maintain a dedicated fleet of 472 trucks, 198 tractors and 346 trailers that we own or lease. Nearly all of our delivery vehicles are equipped with specialized equipment, including 392 truck-mounted forklifts, cranes, hydraulic booms and conveyors, which are necessary to deliver products to rooftop job sites in an efficient and safe manner.

Our branches focus on providing materials to customers who are located within a two-hour radius of their respective facilities. We make deliveries five days per week.

Management information systems

Beacon.   Beacon has fully integrated management information systems. Our systems are consistently implemented across all our branches, and acquired businesses are promptly moved to our system upon acquisition. Our systems support every major internal operational function, except payroll, providing complete integration of purchasing, receiving, order processing, shipping, inventory management, sales analysis and accounting. All of our domestic branches use the same databases within the system, allowing branches to easily acquire products from other branches or schedule deliveries by other branches, greatly enhancing our customer service. Our system also has a sophisticated pricing matrix which allows us to refine pricing by region, branch, type of customer, customer, or even a specific customer project. In addition, our system allows us to monitor all branch and regional performance centrally. We have centralized many functions to leverage our size, including accounts payable, insurance, employee benefits, vendor relations, and banking.

Most of our branches are connected to one of our two IBM AS400 computer networks by secure Internet connections or private data lines. We maintain a third IBM AS400 as a disaster recovery system, and information is backed up to this system throughout each business day. We have the capability of switching our domestic operations to the disaster recovery system electronically.

We have created a financial reporting package that allows us to send branches information they can use to compare branch by branch financial performance, which we believe is essential to operating each branch efficiently and more profitably. We have also developed a benchmarking report which enables us to compare all of our branches’ performance, excluding Shelter branches at this time, in 12 critical areas.

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

Shelter.   Shelter also has fully integrated management information systems for 52 of its 53 branches. Due to the specialized needs of Shelter’s millwork branch, that facility is on a separate system. We intend to integrate Beacon’s and Shelter’s systems in the future.

Government regulations

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

Competition

The U.S. roofing supply industry is highly competitive. The vast majority of our competition comes from local and regional roofing supply distributors, and, to a much lesser extent, other building supply distributors and “big box” retailers. Among distributors, we compete against a small number of large distributors and many small, local, privately-owned distributors. We are among the three largest roofing materials distributors in the United States and Canada. The principal competitive factors in our business include, but are not limited to, availability of materials and supplies; technical product knowledge and expertise; advisory or other service capabilities; pricing of products; and availability of credit. We generally compete on the basis of product quality and the quality of our services and, to a lesser extent, price. We compete within the roofing supply industry not only for customers but also for personnel.

Employees

Including the effect of the Shelter acquisition, we have 2,157 employees, consisting of 537 in sales and marketing, 204 in branch management, including supervisors, 1,163 warehouse workers and drivers, and 253 general and administrative personnel.

Seventeen of our employees are represented by a labor union and covered by a collective bargaining agreement. We believe that our employee relations are good.

Order Backlog

Order backlog is not a material aspect of our business and no material portion of our business is subject to government contracts.

Seasonality

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

Geographic Data

For geographic data about our business, please see Note 16 to our Consolidated Financial Statements included elsewhere in this Form 10-K.

ITEM 1A.   RISK FACTORS

You should carefully consider the risks and uncertainties described below and other information included in this Form 10-K in evaluating us and our business. If any of the events described below occur, our business and financial results could be adversely affected in a material way. This could cause the trading price of our common stock to decline, perhaps significantly.

We may not be able to effectively integrate newly acquired businesses into our operations or achieve expected profitability from our acquisitions.

Our growth strategy includes acquiring other roofing materials distributors. Acquisitions, such as our recently completed Shelter acquisition, involve numerous risks, including:

•       unforeseen difficulties in integrating operations, technologies, services, accounting and personnel;

•       diversion of financial and management resources from existing operations;

•       unforeseen difficulties related to entering geographic regions where we do not have prior experience;

•       potential loss of key employees;

•       unforeseen liabilities associated with businesses acquired; and

•       inability to generate sufficient revenue to offset acquisition or investment costs.

As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits of these acquisitions, and we may incur costs in excess of what we anticipate. These risks may be greater in the case of our acquisition of Shelter, given the number of Shelter’s branches and the addition of new geographic regions.

We may not be able to successfully identify acquisition candidates, which would slow our growth rate.

We continually seek additional acquisition candidates in selected markets and from time to time engage in exploratory discussions with potential candidates. If we are not successful in finding attractive acquisition candidates that we can acquire on satisfactory terms, or if we cannot complete those acquisitions that we identify, it is unlikely that we will sustain the historical growth rates of our business.

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

Cyclicality in our business could result in lower revenues and reduced profitability.

We sell a portion of our products for new residential and non-residential construction. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence. Future downturns in the regions and markets that we serve could result in lower revenues and, since much of our overhead and expense are fixed, lower profitability.

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

We currently compete in the distribution of roofing materials primarily with smaller distributors, but we also face competition from a number of multi-regional distributors of roofing materials and national distributors of building products that are larger and have greater financial resources than us. Our competitors’ greater financial resources may enable them to offer higher levels of service or a broader selection of inventory than we can. As a result, we may not be able to continue to compete effectively with our competition, leading to reduced revenues and market share.

An impairment of goodwill and/or other intangible assets could reduce net income.

Acquisitions frequently result in the recording of goodwill and other intangible assets. At September 24, 2005, goodwill represented approximately 28% of our total assets. Goodwill is no longer amortized and is subject to impairment testing at least annually using a fair value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our single reporting unit. Our accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine fair value using a market approach to value our business.

We evaluate the recoverability of goodwill for impairment in between our annual tests when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Any impairment of goodwill will reduce net income in the period in which the impairment is recognized.

Being a public company has increased our administrative costs and diverted management time and attention, particularly to comply with new regulatory requirements implemented by the Securities and Exchange Commission and The Nasdaq National Market.

As a public company, we are incurring significant legal, accounting and other costs that we did not incur as a private company. We are incurring all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. In addition to the requirements of the Sarbanes-Oxley Act of 2002, we are subject to a series of new rules and regulations that the Securities and Exchange Commission and The Nasdaq National Market have adopted. In addition to increasing costs, our compliance efforts have made some activities more time-consuming and have diverted management time and attention away from our core business. We are expanding our operational and financial systems and controls as part of our compliance efforts.

We might need to raise capital, which might not be available, thus limiting our growth prospects.

We may require additional equity or debt financing in order to consummate an acquisition or for additional working capital for expansion or if we suffer losses. In the event additional financing is unavailable to us, we may be unable to expand or make acquisitions and our stock price may decline as a result of the perception that we have more limited growth prospects.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We lease 149 facilities, including our headquarters and other support facilities, throughout the Northeast, Mid-Atlantic, Midwest, Central Plains, Southeast, and Southwest regions of the United States and in Eastern Canada. These leased facilities range in size from 2,000 square feet to 138,716 square feet. In addition, we own sales/warehouse facilities located in Manchester, New Hampshire; Reading, Pennsylvania; Montreal, Quebec; Sainte-Foy, Quebec; Delson, Quebec; Salisbury, Maryland; Hartford, Connecticut; Cranston, Rhode Island; Lancaster, Pennsylvania; and Jacksonville, Florida. These owned facilities range in size from 11,500 square feet to 48,900 square feet. All of the owned facilities are mortgaged to our senior lenders. We believe that our properties are in good operating condition and adequately serve our current business operations.

As of December 1, 2005, our 138 branches and 11 other facilities were located in the following states and provinces:

	Number of
State	Branches	Other
Alabama	2
Arkansas	2
Connecticut	2
Delaware	2
Florida	2
Georgia	7	1
Illinois	5
Indiana	6
Iowa	1
Kansas	3
Kentucky	5	1
Louisiana	4	4
Maine	1
Maryland	12	1
Massachusetts	9
Michigan	2
Mississippi	1
Missouri	5	1
Nebraska	4
New Hampshire	1
North Carolina	9
Oklahoma	2
Pennsylvania	9
Rhode Island	1
South Carolina	3
Tennessee	3
Texas	17	2
Vermont	1
Virginia	9
Subtotal—U.S.	130	10
Canadian Provinces
Manitoba	1
Ontario	3
Quebec	4	1
Subtotal—Canada	8	1
Total	138	11

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended September 24, 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on The Nasdaq National Market under the symbol “BECN” since September 23, 2004. Prior to that time there was no public market for our stock. The following table lists quarterly information on the price range of our common stock based on the high and low reported sale prices for our common stock as reported by The Nasdaq National Market for the periods indicated below.

	High	Low
Year ended September 25, 2004:
Fourth quarter (from September 23, 2004)	$16.39	$14.25
Year ended September 24, 2005:
First quarter	$21.65	$15.75
Second quarter	$23.19	$18.77
Third quarter	$29.39	$21.02
Fourth quarter	$33.55	$24.25

There were 52 holders of record of our common stock as of December 1, 2005.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or affiliated purchasers during the fourth quarter of the year ended September 24, 2005.

Recent Sales of Unregistered Securities

None.

Dividends

We have not paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our board of directors currently intends to retain any future earnings for reinvestment in our business. Our revolving credit facilities currently prohibit the payment of dividends without the prior written consent of our lender. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends, and any other factors our board of directors deems relevant.

ITEM 6.                SELECTED FINANCIAL DATA

You should read the following selected financial information together with our financial statements and related notes and “Management’s discussion and analysis of financial condition and results of operations” also included in this Form 10-K. We have derived the statement of operations data for the years ended September 24, 2005, September 25, 2004 and September 27, 2003, and the balance sheet information at September 24, 2005 and September 25, 2004 from our audited financial statements included in this Form 10-K. We have derived the statements of operations data for the years ended September 28, 2002 and September 29, 2001, and the balance sheet data at September 27, 2003, September 28, 2002 and September 29, 2001 from our audited financial statements not included in this Form 10-K.

	Fiscal year ended
					September 29,
	September 24,	September 25,	September 27,	September 28,	2001
	2005	2004	2003	2002	(53 weeks)
	(dollars in thousands, except per share data)
Statement of operations data:
Net sales	$850,928	$652,909	$559,540	$549,873	$415,089
Cost of products sold	643,733	487,200	418,662	413,925	321,153
Gross profit	207,195	165,709	140,878	135,948	93,936
Operating expenses:
Selling, general, and administrative	145,786	120,738	109,586	105,998	75,209
Stock-based compensation	690	10,299	—	522	—
	146,476	131,037	109,586	106,520	75,209
Income from operations	60,719	34,672	31,292	29,428	18,727
Interest expense	(4,911)	(11,621)	(14,052)	(15,308)	(15,702)
Change in value of warrant derivatives(1)	—	(24,992)	(2,614)	(2,756)	(116)
Loss on early retirement of debt	(915)	(3,285)	—	—	(2,487)
Income taxes	(21,976)	(10,129)	(7,521)	(6,153)	(798)
Net income (loss)	$32,917	$(15,355)	$7,105	$5,211	$(376)
Net income (loss) per share
Basic	$1.24	$(0.86)	$0.40	$0.29	$(0.03)
Diluted	$1.20	$(0.86)	$0.39	$0.29	$(0.03)
Weighted average shares outstanding
Basic	26,477,955	17,905,203	17,841,976	17,697,484	15,019,783
Diluted	27,412,629	17,905,203	18,230,455	17,891,673	15,019,783
Other financial and operating data:
Depreciation and amortization	$8,748	$6,922	$6,047	$5,851	$6,239
Capital expenditures (excluding acquisitions)	$9,583	$5,127	$4,978	$4,538	$4,504
Number of locations	84	67	65	62	60

(1)          The change in value of warrant derivatives represents changes in the fair market value of certain warrants previously issued in connection with debt financings that were redeemed on September 28, 2004.

	September 24,	September 25,	September 27,	September 28,	September 29,
	2005	2004	2003	2002	2001
	(in thousands)
Balance sheet data:
Cash	$—	$—	$64	$69	$2,271
Total assets	$384,437	$301,498	$275,708	$257,932	$263,655
Current debt and warrant derivative liability:
Cash overdraft	$3,557	$3,694	$—	$—	$—
Borrowings under revolving lines of credit	—	44,592	59,831	65,901	76,759
Warrant derivative liabilities	—	34,335	3,683	2,953	2,108
Current portions of long-term debt and capital lease obligations	6,348	6,152	9,200	12,292	7,711
	$9,905	$88,773	$72,714	$81,146	$86,578
Long-term debt, net of current portions:
Borrowings under revolving lines of credit	$63,769	$—	$—	$—	$—
Senior notes payable and other obligations	20,156	22,660	149	7,424	18,110
Junior subordinated notes payable	—	17,071	35,171	32,436	29,804
Subordinated notes payable to related parties and notes payable to stockholders	—	29,442	27,087	25,041	25,342
Long-term obligations under capital leases	1,668	976	497	—	—
	$85,593	$70,149	$62,904	$64,901	$73,256
Warrant derivative liabilities long-term	$—	$—	$8,243	$6,359	$4,448
Stockholders’ equity	$178,745	$38,245	$41,766	$32,290	$26,568

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Form 10-K. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information due to the factors discussed under “Risk factors,” “Forward-looking statements” and elsewhere in this Form 10-K. Certain tabular information will not foot due to rounding.

Overview

We are one of the largest distributors of residential and non-residential roofing materials in the United States and Canada. We are also a distributor of other building materials, including siding, windows, specialty lumber products and waterproofing systems for residential and nonresidential building exteriors. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of contractors and, to a lesser extent, general contractors, retailers and building material suppliers.

We carry up to 8,500 SKUs through 138 branches (53 branches were added as a result of our acquisition of Shelter) in the United States and Canada. In fiscal year 2005, approximately 90% of our net sales were in the United States. We stock one of the most extensive assortments of high quality branded products in the industry, enabling us to deliver products to our customers on a timely basis.

Execution of the operating plan at each of our branches drives our financial results. Revenues are impacted by the relative strength of the residential and non-residential roofing markets we serve. We allow each of our branches to develop its own marketing plan and mix of our products based upon its local market. We differentiate ourselves from the competition by providing customer services, including job site delivery, tapered insulation layouts and design and metal fabrication, and by providing credit. We consider customer relations and our employees’ knowledge of roofing and exterior building materials to be important to our ability to increase customer loyalty and maintain customer satisfaction. We invest significant resources in training our employees in sales techniques, management skills and product knowledge. While we consider these attributes important drivers of our business, we continually pay close attention to controlling operating costs.

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers and introducing new products) and acquisition growth. Our main acquisition strategy is to target market leaders in geographic areas that we presently do not serve. Our October 2005 acquisition of Shelter and December 2004 acquisition of JGA reflect this approach. Shelter is a leading distributor of roofing and other building materials with 53 branches in the Midwest, Central Plains and Southwest, with minimal branch overlap with our existing operations. JGA is a leading Southeast distributor of roofing and other building materials with nine branches in Georgia, Florida and Alabama. We also have acquired smaller companies to supplement branch openings within an existing region. Our April 2005 acquisition of Insulation Systems, Inc. of Virginia (“ISI”), which we integrated into our region in the Carolinas, is an example of such an acquisition.

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

We also sell complementary building products such as:

•       vinyl siding;

•       doors, windows and millwork;

•       wood and fiber cement siding;

•       residential insulation; and

•       waterproofing systems.

The following is a summary of our net sales by product group for the last three full fiscal years:

	Year Ended
	September 24,		September 25,		September 27,
	2005		2004		2003
	Net Sales	Mix	Net Sales	Mix	Net Sales	Mix
Residential roofing products	$346,293	41%	$268,780	41%	$241,343	43%
Non-residential roofing products	305,604	36	223,233	34	188,030	34
Complementary building products	199,031	23	160,896	25	130,167	23
Total	$850,928	100%	$652,909	100%	$559,540	100%

Note: Certain prior-year amounts have been reclassified to confirm to the current-year presentation.

Shelter’s net product group sales as a percentage of net sales for its fiscal year ended December 31, 2004 was 46% residential roofing products, 12% non-residential roofing products and 42% complementary building products.

We have over 30,000 customers, no one of which represents more than 1% of our net sales. Many of our customers are small to mid-size contractors with relatively limited capital resources. We maintain strict credit approval and review policies, which in the past has helped to keep losses from customer receivables within our expectations. For the past five years, write-offs for doubtful accounts have averaged less than 0.3% of net sales.

Our expenses consist primarily of the cost of products purchased for resale, labor, fleet, occupancy, and selling and administrative expenses. We compete for business and may respond to competitive pressures by lowering prices in order to maintain our market share.

Since 1997, we have made nine strategic and complementary acquisitions. Over the same time period, we opened 18 new branches. We opened two branches in 2002 and 2003, three branches in 2004, and six branches in 2005. When we open a new branch, we transfer a certain level of existing business from an existing branch to the new branch. This allows the new branch to commence with a base business and also allows the existing branch to target other growth opportunities.

In managing our business, we consider all growth, including the opening of new branches, to be internal growth unless it results from an acquisition. In our management’s discussion and analysis of financial condition and results of operations, when we refer to growth in existing markets, we include growth from existing and newly-opened branches but exclude growth from acquired branches until they have been under our ownership for at least one full fiscal year. During 2003, 2004, and 2005, our internal sales growth was 1.8%, 16.7% and 15.7%, respectively.

We use a 52/53 week fiscal year ending on the last Saturday of September. Our fiscal years ended September 27, 2003 (“2003”), September 25, 2004 (“2004”), and September 24, 2005 (“2005”) all contained 52 weeks.

Results of operations

The following discussion compares our results of operations for 2005, 2004 and 2003.

The following table shows, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the period presented.

	Year ended
	September 24,	September 25,	September 27,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of products sold	75.7	74.6	74.8
Gross profit	24.3	25.4	25.2
Operating expenses:
Selling, general and administrative expenses	17.1	18.5	19.6
Stock-based compensation	0.1	1.6	—
	17.2	20.1	19.6
Income from operations	7.1	5.3	5.6
Interest expense	(0.5)	(1.8)	(2.5)
Change in value of warrant derivatives	—	(3.8)	(0.5)
Loss on early retirement of debt	(0.1)	(0.5)	—
Income (loss) before income taxes	6.5	(0.8)	2.6
Income taxes	(2.6)	(1.6)	(1.3)
Net income (loss)	3.9%	(2.4)%	1.3%

2005 compared to 2004

The following table shows a summary of our results of operations for 2005 and 2004, broken down by existing markets and acquired markets.

For the Fiscal Years Ended

	Existing Markets		Acquired Markets		Consolidated
	2005	2004	2005	2004	2005	2004
	(in thousands)
Net sales	$755,502	$652,909	$95,426	$—	$850,928	$652,909
Gross Profit	191,253	165,709	15,942	—	207,195	165,709
Gross Margin	25.3%	25.4%	16.7%		24.3%	25.4%
Operating Expenses	133,438	131,037	13,038	—	146,476	131,037
Operating Expenses as a% of net sales	17.7%	20.1%	13.7%		17.2%	20.1%
Operating Income	$57,815	$34,672	$2,904	—	$60,719	$34,672
Operating Margin	7.7%	5.3%	3.0%		7.1%	5.3%

Net Sales

Consolidated net sales increased $198.0 million, or 30.3%, to $850.9 million in 2005 from $652.9 million in 2004. Existing markets saw internal growth of $102.6 million, or 15.7%, while JGA Corp (“JGA”), Insulation Systems, Inc. of Virginia (“ISI”) and Commercial Supply, Inc. (“CSI”) contributed the remaining increase. During 2005, we acquired 11 branches from JGA, ISI and CSI and opened six new branches. JGA, ISI and CSI had combined product group sales of $53.4, $21.5 and $20.5 million in residential roofing products, non-residential roofing products, and complementary building products, respectively, while the product group sales for our existing markets were as follows:

	2005		2004
	Net Sales	Mix	Net Sales	Mix	Growth
	(dollars in millions)
Residential roofing products	$292.9	38.8%	$268.8	41.2%	$24.1	9.0%
Non-residential roofing products	284.1	37.6	223.2	34.2	60.9	27.3
Complementary building products	178.5	23.6	160.9	24.6	17.6	10.9
	$755.5	100.0%	$652.9	100.0%	$102.6	15.7%

Note: Certain prior-year amounts have been reclassified to confirm to the current-year presentation.

Our existing market growth increased due primarily to the following factors:

•       strong residential roofing demand,

•       continued penetration into complementary building products markets,

•       a robust non-residential market, including the impact from large price increases,

•       continued home re-modeling demand,

•       opening of 6 greenfield branches, and

•       overall estimated price increases of approximately 5% to 7%.

Gross Profit

	2005	2004	Change
	(dollars in millions)
Gross profit	$207.2	$165.7	$41.5		25.0%
Gross margin	24.3%	25.4%		(1.1)%

Our overall gross profit increased $41.5 million while our overall gross margin declined from 25.4% to 24.3%. Our existing markets’ gross profit growth of 15.4% contributed $25.6 million to the total gross profit increase while JGA, ISI and CSI accounted for the remaining $15.9 million of the increase. Existing markets’ gross margin was 25.3% in 2005 compared to 25.4% in 2004, due mainly to the large increase in non-residential roofing sales, which in general have lower gross margins than our other product groups,, partly offset by an increase in the gross margin rate realized on those non-residential sales. Due to their product mix, JGA and ISI have lower gross margins than our existing markets, which have further lowered our overall gross margin.

Operating Expenses

	2005	2004	Change
	(dollars in millions)
Operating expenses	$146.5	$131.0	$15.5		11.8%
Operating expenses as a % of sales	17.2%	20.1%		(2.9)%

Operating expenses increased $15.5 million or 11.8% to $146.5 million in 2005 from $131.0 million in 2004. JGA, ISI and CSI contributed $13.1 million of this increase while existing markets’ operating expenses increased $2.4 million or 1.8%. Excluding the net change of $9.6 million in stock-based compensation, the existing markets’ operating expense increase was $12.0 million, which was due primarily to increased payroll and related costs of $6.9 million, or 9.5%. Much of the increase in payroll costs was driven by our increased sales volume, but an increase in the cost of health insurance benefits also contributed to the increase. We have also hired additional personnel for public-company reporting and trainees for future expansion. We also experienced an increase of $1.9 million in professional fees in 2005, as we incurred additional public-company costs and continued with our Sarbanes-Oxley Section 404 compliance project. Existing markets’ warehouse expenses, excluding depreciation, increased by $1.7 million or 13.1%, which reflects the addition of six new branches. Depreciation expense increased by $1.0 million.

Selling, general and administrative expenses decreased as a percentage of net sales to 17.1% in 2005 from 18.5% in 2004, primarily due to leveraging our fixed costs over our increased net sales and JGA’s and ISI’s lower operating expenses as a percentage of net sales. We expect to continue to incur additional administrative costs as a public company in the future, including additional costs associated with compliance with the Sarbanes-Oxley Act.

We incurred $0.7 million in stock-based compensation related to the remaining vesting of options in 2005 as compared to $10.3 million in 2004. The prior-year charge related to the termination of our rights to repurchase certain securities from our employees at the lower of cost or fair value and, to a lesser extent, the vesting of options and stock issued to certain employees below fair market value prior to the IPO.

Interest Expense

Interest expense decreased $6.7 million to $4.9 million in 2005 from $11.6 million in 2004. Although interest rates increased and we acquired JGA, ISI and CSI through borrowings under our line of credit, our debt level remains substantially below 2004 levels due primarily to the IPO, resulting in a significant reduction in interest expense

Change in Value of Warrant Derivatives

The prior-year charge of $25.0 million for the change in the value of warrant derivatives was associated with warrant derivatives settled in connection with our IPO and was due to the effect of the increase in the fair market value of our common stock during 2004.

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

Income Taxes

Income tax expense increased to $22.0 million in 2005 from $10.1 million in 2004. Our 2005 effective income tax rate was 40.0%, compared to our 2004 effective income tax rate of 45.0% prior to the impact of the non-deductible warrant derivatives charge. The decrease is due to the strong earnings from our Canadian subsidiary, which will enable us to use a more favorable tax credit for foreign taxes as compared to using a deduction for such foreign taxes in 2004. In addition, due to the strong earnings throughout our domestic regions and having no unusable losses in any state, we experienced a drop in our overall effective state income tax rate in 2005. We expect our future effective income tax rate to fluctuate between 40.0% and 41.0%, depending primarily upon the results of our operations in Canada and in the various states in which we operate.

2004 compared to 2003

Net sales increased $93.4 million, or 16.7%, to $652.9 million in 2004 from $559.5 million in the comparable 2003 period.

Specifically, product group sales increased as follows:

	2004		2003
	Net Sales	Mix	Net Sales	Mix	Growth
	(dollars in millions)
Residential roofing products	$268.8	41.2%	$241.3	43.1%	$27.5	11.4%
Non-residential roofing products	223.2	34.2	188.0	33.6	35.2	18.7
Complementary building products	160.9	24.6	130.2	23.3	30.7	23.6
	$652.9	100.0%	$559.5	100.0%	$93.4	16.7%

Note: Certain prior-year amounts have been reclassified to confirm to the 2005 presentation.

Our residential roofing product growth was driven by the continued strength of the new housing market, especially in our Mid-Atlantic region, and a strong remodeling market in all regions. Our continued introduction of complementary building products, such as fiber siding, vinyl siding and windows, also drove revenue growth by increasing market share primarily in the growing residential market. Our non-residential roofing products growth came primarily from gains in the Northeast from both new construction and re-roofing markets. Since we did not acquire any branches in 2003 or 2004, all of our sales growth of 16.7% was from internal growth, including the addition of over 2,700 new customers during 2004 which contributed $33.4 million in sales. We opened three new branches in 2004.

Cost of products sold increased $68.5 million, or 16.4%, to $487.2 million in 2004 from $418.7 million for 2003. The increase reflects increases in volume from all of our product groups.

As a result of the foregoing, gross profit increased $24.8 million, or 17.6%, to $165.7 million in 2004 from $140.9 million in 2003.

Gross profit as a percentage of net sales, commonly referred to as gross margin, increased to 25.4% in 2004 compared to 25.2% in 2003. This increase was due to reduced pricing pressures from our customers in our non-residential markets and gains in vendor rebates as a percentage of sales as we continued to have a gradual product mix change to residential products, which generally have higher rebates. We were also able to pass through most of the price increases by our vendors to our customers.

Selling, general and administrative, or SG&A, expenses increased $11.2 million, or 10.2%, to $120.7 million in 2004 from $109.6 million in 2003. The SG&A expense increase was due primarily to increased transportation costs of $1.1 million, including higher fuel costs, and increased payroll of $6.3 million primarily related to the sales volume increase. We expect high fuel costs to continue for the foreseeable future. This increase may adversely affect our future results of operations, although historically we have passed most of these increases on to our customers. We also experienced an increase of $1.0 million in professional fees as we increased our recruiting efforts for corporate, sales and branch personnel; bad debts increased $0.5 million due to the increased sales volume; and depreciation increased $0.8 million due to increased capital expenditures. SG&A expenses, as a percentage of net sales, decreased to 18.5% in 2004 from 19.6% in 2003, primarily due to leveraging our fixed costs over our increased net sales.

We recorded $10.3 million in stock-based compensation in 2004. This compensation related to stock issued to certain employees below fair market value prior to our IPO.

Interest expense decreased $2.5 million to $11.6 million in 2004 from $14.1 million in 2003. Although interest rates increased slightly, our lower debt levels and the refinancing of our higher interest rate debt, as described below, reduced our interest expense.

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

Income taxes increased to $10.1 million for 2004 from $7.5 million in 2003. Our 2004 effective income tax rate increased significantly due to the impact on our pre-tax loss of the nondeductible warrant derivatives charge along with the non-deductible portion of the stock-based compensation charge. Our effective tax rate, exclusive of the impact of these charges, was approximately 45% and 44% for 2004 and 2003, respectively.

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

We generally experience an increase of inventory, accounts receivable and accounts payable during the first, third and fourth quarters of the year as a result of seasonality. Our borrowings generally peak during the third quarter, primarily because dated accounts payable offered by our suppliers typically are payable in April, May and June, while our peak accounts receivable collections typically occur from June through November.

We also usually experience a slowing of collections of our accounts receivable during our second quarter, mainly due to the inability of our customers to conduct their businesses effectively in inclement weather. We continue to attempt to collect those receivables which require payment under our standard terms. We do not provide any concessions to our customers during this period of the year to incentivize sales. Also, during the second quarter, we generally experience our lowest availability under our senior secured credit facilities, which are asset-based lending facilities.

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

	Fiscal year 2005(1)				Fiscal year 2004(1)
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data (unaudited)
Net sales	$199.2	$172.1	$248.5	$231.2	$168.6	$124.1	$180.0	$180.2
Gross profit	50.3	41.4	59.7	55.8	42.8	32.6	45.4	44.9
Income from operations	17.3	5.5	20.2	17.7	14.4	3.3	13.4	3.6
Net income (loss)	$8.7	$2.4	$11.3	$10.4	$3.1	$(9.7)	$(3.3)	$(5.5)
Earnings (loss) per share—basic	$0.33	$0.09	$0.43	$0.39	$0.18	$(0.55)	$(0.18)	$(0.30)
Earnings (loss) per share—fully diluted	$0.32	$0.09	$0.41	$0.38	$0.17	$(0.55)	$(0.18)	$(0.30)
Quarterly sales as % of year’s sales	23.4%	20.2%	29.2%	27.2%	25.8%	19.0%	27.6%	27.6%
Quarterly gross profit as % of year’s gross profit	24.3%	20.0%	28.8%	26.9%	25.8%	19.7%	27.4%	27.1%
Quarterly income from operations as % of year’s income from operations	28.5%	9.1%	33.3%	29.2%	41.5%	9.5%	38.6%	10.4%

(1)          We incurred charges for stock-based compensation of approximately $0.2 million for each quarter in 2005 and $0.2, $0.7, and $9.4 million in Qtr 2, Qtr 3, and Qtr 4 of 2004, respectively; charges for the change in value of warrant derivatives of $2.9, $8.1, $9.3, and $4.7 million in Qtr 1, Qtr 2, Qtr 3, and Qtr 4 of 2004 respectively; and recorded a loss on the early retirement of debt of $0.9 million in Qtr 1 of 2005 and $3.3 million in Qtr 2 of 2004.

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2005, 2004, and 2003. We have experienced some recent price increases in our purchasing costs but we generally have been able to pass on such price increases to our customers.

Liquidity and capital resources

We had a cash overdraft of $3.6 million at September 24, 2005 compared to a cash overdraft of $3.7 million at September 25, 2004. Our net working capital was $121.1 million at September 24, 2005 compared to a net working capital deficit of $3.7 million at September 25, 2004. The increase in working capital was due, in part, to the classification of the borrowings under our revolving lines of credit as long-term debt at September 24, 2005 compared to the classification as current debt at September 25, 2004, as described further under “Indebtedness—Senior secured credit facilities” below.

2005 compared to 2004

Our net cash provided by operating activities was $8.7 million for 2005 compared to $23.1 million for 2004. Our sales growth drove our income from operations to $60.7 million in 2005 from $34.7 million in 2004. Accounts receivable, exclusive of the effect of businesses acquired, increased by $17.4 million in 2005 compared to an increase of $6.0 million in 2004 due to the strong increase in sales. The number of days outstanding based upon our sales remained constant at approximately 53 days for 2005 and 2004. Accounts payable and accrued expenses, exclusive of the effects of businesses acquired, decreased by $11.6 million in 2005 due primarily to a slowdown in fourth quarter purchases in 2005. We had increased inventory in 2005 prior to the fourth quarter to counteract some price increases and temporary shortages and to position us for a continued strong sales growth rate. As we saw prices and demand moderate during the fourth quarter, we lowered our inventory levels to more normal levels.

Net cash used in investing activities in 2005 was $47.3 million compared to $5.1 million in 2004 due to the acquisition of JGA, ISI, and CSI for an aggregate net purchase price of $37.7 million. Net capital expenditures increased to $9.6 million from $5.1 million as we opened six new branches in 2005 and continued to purchase transportation and warehouse equipment to service our growth and to upgrade and maintain our fleet of trucks.

Net cash provided by financing activities was $38.6 million in 2005 compared to net cash used in financing activities of $21.9 million in 2004. The net cash provided by financing activities in 2005 reflects borrowings under our revolving lines of credit, primarily for the acquisitions, and the proceeds from our IPO less the associated warrant redemption and debt payments. The net cash used in financing activities in 2004 primarily reflected the refinancing of our credit facilities and the repayments of debt.

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

Net cash used in investing activities in 2004 was $5.1 million compared to $4.7 million in 2003. We increased our purchases of transportation and material handling equipment to support our sales growth and to replace existing equipment. We also entered into leases totaling approximately $1.0 million for certain equipment in 2004 compared to $0.7 in 2003 under our master lease line, which we recorded as capital lease obligations.

Net cash used in financing activities was $21.9 million in 2004 compared to $17.3 million in 2003. The cash used in financing activities in 2004 reflected the proceeds of our refinancing of our senior secured borrowings, related repayment of a portion of our junior subordinated notes payable and net repayments of our borrowings under revolving credit agreements. The net cash used in financing activities in 2003 primarily reflected the repayment of amounts due under the senior notes payable and net repayments of our borrowings under revolving credit agreements.

Capital Resources

Our principal source of liquidity at September 24, 2005 was our available and unused borrowings of $54.0 million under revolving lines of credit. Our borrowing base availability is determined primarily by trade accounts receivable and product inventory levels. Borrowings outstanding under the revolving lines of credit at September 25, 2004 were classified as current liabilities in the 2004 balance sheet in accordance with EITF Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Arrangements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement. Due to

recent changes in our lock-box arrangements, revolver borrowings outstanding as of September 24, 2005 were classified as long-term liabilities for amounts expected to be outstanding for greater than one year.

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

We believe we have adequate availability of capital to fund our present operations, meet our commitments on our existing debt, and fund anticipated growth, including expansion in existing and targeted market areas. We continually seek potential acquisitions and from time to time hold discussions with acquisition candidates. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a strong base for obtaining additional financing resources at competitive rates and terms. Additionally, we may issue additional shares of common or preferred stock to raise funds and we are currently seeking to issue and sell 2,000,000 shares, excluding the proposed sales of shares by the selling stockholders. We intend to use the net proceeds from this offering to repay debt following the acquisition of SDI. There is no certainty that this offering will be successful.

Indebtedness

We currently have the following credit facilities:

•       a senior secured credit facility in the U.S.;

•       a Canadian senior secured credit facility; and

•       a capital lease facility.

Senior secured credit facilities

Our U.S. revolving line of credit agreement, prior to the amendment discussed below, allowed for borrowings up to $118.5 million subject to a limitation based on a percentage of eligible inventories and accounts receivable and any borrowings outstanding under our Canadian revolving line of credit. Interest was payable monthly at the bank prime rate (6.25% at September 24, 2005) plus 0.75% or LIBOR (3.83% at September 24, 2005) plus 2.00%. This credit facility was to expire on September 30, 2009.

We also had a revolving line of credit agreement that allowed for borrowings up to $C15.0 million (Canadian), subject to a limitation based on a percentage of eligible inventories and accounts receivable. As of September 24, 2005, interest was payable monthly at the Canadian Bank Prime Rate (4.50%) plus 0.75%. This credit facility was also to expire on September 30, 2009.

The borrowings under the senior notes payable and revolving lines of credit were collateralized by substantially all of our assets and were subject to certain operating and financial covenants, which, among other things, restrict the payment of dividends. As of September 24, 2005, we were in compliance with all of the covenants and financial ratio requirements.

Amendment

The credit facilities, as amended and restated on October 14, 2005, mature on October 14, 2010 and consist of a $230.0 million U.S. revolving line of credit and a $C15 million Canadian revolving line of credit, commonly referred to as revolvers, and term loans totaling $80.0 million outstanding at October 14, 2005. The facilities include an option of increasing the revolving lines of credit by an additional $50 million. The facilities provide for a cash receipts lock-box arrangement that gives us sole control over the funds in our lock-box accounts, unless excess availability is less than $10 million or an event of default occurs, in which case the senior secured lenders have the right to take control over such funds and to apply such funds to repayment of the senior debt. The lock-box arrangement is now operational.

Interest on borrowings under the U.S. facilities is payable at our election at either of the following rates:

•       an index rate (that is the higher of (a) the base rate for corporate loans quoted in The Wall Street Journal or (b) the Federal Reserve overnight rate plus 1/2 of 1%) plus a margin of 0.25% to 1.50%, or

•       the current LIBOR Rate plus a margin ranging from 1.50% to 2.75%.

Interest under the Canadian facility is payable at our election at either of the following rates:

•       an index rate (that is the higher of (1) the Canadian prime rate as quoted in the Globe and Mail and (2) the 30-day BA Rate plus 1.25%) plus 0.50%, or

•       the BA rate as described in the Canadian facility plus 1.75%.

Substantially all of our assets, including the capital stock and assets of our wholly-owned subsidiaries, secure our obligations under these senior secured credit facilities. The senior secured credit facilities have numerous restrictive covenants, including the following financial covenants:

Excess Availability.   Excess availability shall be maintained at all times in an amount of at least $5.0 million.

Capital Expenditure Limits.   The aggregate amount of all capital expenditures, capital leases with respect to fixed assets and other contracts with respect to capitalized fixed assets will not in any fiscal year exceed one and one-half percent (1.50%) of gross revenues.

Fixed Charge Coverage.   The fixed charge coverage for each twelve-month period ending as of any date set forth below shall not be less than the ratio set forth below for such date:

Date	Ratio
December 31, 2005 and the last day of each fiscal quarter thereafter	1.20

Senior Indebtedness to EBITDA.   The ratio of senior indebtedness calculated as of any date set forth below to EBITDA for the twelve-month period ending on such date shall not be greater than the ratio set forth below for such date:

Date	Ratio
December 31, 2005 and the last day of each fiscal quarter thereafter through December 31, 2007	3.50
March 31, 2008 and the last day of each fiscal quarter thereafter	3.25

The aggregate revolver balances included in senior indebtedness as of any date of determination shall be equal to the average revolver balance for such date and the last day of the two immediately preceding months.

Total Indebtedness to EBITDA.   The ratio of total indebtedness calculated as of any date set forth below to EBITDA for the twelve-month period ending on such date shall not be greater than the ratio set forth below for such date:

Date	Ratio
December 31, 2005 and the last day of each fiscal quarter thereafter through December 31, 2007	4.75
March 31, 2008 and the last day of each fiscal quarter thereafter	4.50

The aggregate balance of the revolver included in total indebtedness as of any date of determination shall be equal to the average balance of the revolver for such date and the last day of the two immediately preceding months.

With respect to each company acquired by us during any such twelve-month period, EBITDA shall be adjusted by an amount equal to the pro forma EDITDA of such acquired company for the portion of such twelve-month period which precedes the acquisition of such company.

Maximum Rents.   Annual rental payments under operating leases may not exceed $22.0 million.

Capital lease facilities

Our capital lease facilities allow us to finance a portion of our transportation and warehouse equipment. The facilities provide us with $11 million of availability, of which $2.2 million was outstanding at September 24, 2005, with fixed interest rates ranging from 4.7% to 6.7%.

Contractual obligations

At September 24, 2005, our contractual obligations were as follows:

	Fiscal years
	2006	2007	2008	2009	2010	Thereafter
Long-term debt, including current portions(1)	$5.8	$3.3	$3.3	$77.4	$—	$—
Capital leases(2)	0.7	0.6	0.5	0.3	0.2	0.2
Operating leases	9.0	7.4	4.9	3.9	3.6	2.2
Non-cancelable purchase obligations(3)	—	—	—	—	—	—
Total	$15.5	$11.3	$8.7	$81.6	$3.8	$2.4

(1)          As noted above, the senior secured credit facilities were amended in October 2005. In addition, we may incur additional obligations for interest due under the senior notes payable due to future changes in interest rates.

(2)          Relate to purchases of transportation equipment.

(3)          In general, we purchase products under purchase obligations that are cancelable by us without cost or expire after 30 days.

Capital expenditures

Excluding acquisitions, we made capital expenditures of $9.6, $5.1 and $5.0 million in 2005, 2004 and 2003, respectively. We also acquired $1.2 million, $1.0 million and $0.7 million of equipment under capital leases in 2005, 2004, and 2003, respectively. Over 80% of our capital expenditures have been generally made for transportation and material handling equipment.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Critical accounting policies

Critical accounting policies are those that are both important to the accurate portrayal of a company’s financial condition and results and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

In order to prepare financial statements that conform to accounting principles generally accepted in the United States, commonly referred to as U.S. GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations.

We have identified the following accounting policies that require us to make the most subjective or complex judgments in order to fairly present our consolidated financial position and results of operations.

Stock-based compensation

We account for our stock-based compensation arrangements with employees under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

We have granted options to our employees to purchase our common stock at exercise prices determined by our board of directors on the date of the option grant. The exercise price is generally based on the closing price of our stock on the grant date. Prior to the IPO, we estimated the fair value of the stock using an enterprise valuation method, based upon a multiple of our earnings, which we then discounted for liquidity. We record deferred stock-based compensation as necessary to the extent that the deemed value of the stock at the date of grant exceeds the exercise price of the option. These valuations depend upon our determination of the fair market value of our stock and can vary based upon the value of our company and liquidity assumptions over time. In the event we issue options at below fair market value, we would be required to record an additional charge. However, we do not expect to grant options below fair market value in the future.

We have adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 123 requires the measurement of the fair value of the employee stock-based awards to be included in the consolidated statements of operations or disclosed in the notes to the consolidated financial statements. We have determined that we will account for stock-based compensation granted to employees under APB No. 25, and will elect the disclosure-only alternative under SFAS No. 123. In determining the pro forma compensation expense, we are following SFAS No. 123, which allows us to determine our best estimate of how many options are expected to vest. We use the Black-Scholes option pricing model to determine the pro forma compensation. It requires the use of judgment in the selection of the inputs to the model. For a discussion of Statement of Financial Accounting Standard (SFAS) No. 123(R), see “Recent accounting pronouncements” below.

Prior to the IPO, we had the right to repurchase certain shares of common stock issued to employees and shares issuable upon exercise of certain stock options at the lower of cost or fair value upon termination of employment for cause or upon resignation. However, this repurchase right terminated upon our IPO. We determined that these awards were performance based and, therefore, recognized a charge for the intrinsic value of the award in 2004 because the contingency was resolved. Based on our initial public offering price of $13.00, we recorded a charge of $9.0 million for the stock awards in 2004.

Interest rate collars

We enter into interest rate collars from time to time to manage our interest rate exposure. These derivatives, which are not formal hedges, are adjusted to fair value through income.

We make estimates of the derivatives that are based upon estimates of future interest rates. Estimates are inherently uncertain and subjective. These estimates may change over time and in the event actual results differ from the estimates upon settlement of the derivatives, we will adjust our results of operations in the period the estimates change. Historically, the estimate of the values of our interest rate collar derivatives have not differed significantly from the actual amount.

Warrant derivative liabilities

Prior to September 28, 2004, we had warrants outstanding that included a “put” feature, which allowed the holder to require a cash settlement equivalent to the difference between fair market value of our common stock and the exercise price of the warrant. The put feature was available at any time from five years after the date of issuance of the warrant or upon the occurrence of certain events, including a change in control, a qualified initial public offering or repayment of over 50% of the related debt outstanding. We accounted for these warrant derivatives in accordance with Emerging Issue Task Force (EITF) Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

We valued the warrant derivatives using the fair market value of our common stock adjusted for lack of marketability prior to the IPO. The aggregate liability for the derivatives amounted to $11.9 million at September 27, 2003 and $34.3 million at September 25, 2004. The relevant assumptions included in the calculations were discounts ranging from 21% to 23% at September 27, 2003 and 0% at September 25, 2004.

On July 30, 2004, holders of all warrants agreed to a cash settlement upon the effectiveness of the IPO at the IPO price, which was paid in full on September 28, 2004. The holders also agreed to reimburse us for certain costs incurred in connection with the IPO. At September 25, 2004, we valued the warrants at the IPO price of $13.00, less the reimbursement of related offering costs. There are no warrants currently outstanding.

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

As our business is seasonal in certain regions, our customers’ businesses are also seasonal. Sales are lowest in the winter months and our past due accounts receivable balance as a percentage of total receivables generally increases during this time. Throughout the year, we record estimated reserves based upon our historical write-offs of uncollectible accounts.

Periodically, we perform a specific analysis of all accounts past due and write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote based upon the following factors:

•       aging statistics and trends;

•       customer payment history;

•       independent credit reports; and

•       discussions with customers.

We charge these write-offs against our allowance for doubtful accounts. In the past five years, write-offs have averaged less than 0.3% of net sales.

Inventory valuation

Product inventories represent one of our largest assets and are recorded at net realizable value. Our goal is to manage our inventory so that we minimize out of stock positions. To do this, we maintain an adequate inventory of SKUs at each branch based on sales history. At the same time, we continuously strive to better manage our slower moving classes of inventory. During the year, we monitor our inventory levels by branch and record provisions for excess inventories based on slower moving inventory. We define potential excess inventory as the amount of inventory on hand in excess of the historical usage, excluding items purchased in the last three months. We then apply our judgment as to forecasted demand and other factors, including liquidation value, to determine the required adjustments to net realizable value. In addition, at the end of each year, we evaluate our inventory at each branch and write off and dispose of obsolete products. Our inventories are generally not susceptible to technological obsolescence.

During the year, we perform periodic cycle counts and write off excess or damaged inventory as needed. At year-end we take a physical inventory and record any necessary additional write-offs.

Vendor rebates

We account for vendor rebates in accordance with EITF Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Many of our arrangements with our vendors provide for us to receive a rebate of a specified amount, payable to us when we achieve any of a number of measures generally related to the volume of purchases from our vendors. We account for these rebates as a reduction of the prices of the related vendors’ products, which reduces the inventory cost until the period in which we sell the product, at which time these rebates reduce cost of sales in our income statement. Throughout the year, we estimate the amount of rebates receivable based upon the expected level of purchases. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels. Historically, our actual rebates have been within our expectations used for our estimates. If we fail to achieve a measure which is required to obtain a vendor rebate, we will have to record a charge in the period that we determine the criteria or measure for the vendor rebate will not be met to the extent the vendor rebate was estimated and included as a reduction to cost of sales.

If market conditions were to change, vendors may change the terms of some or all of these programs. Although these changes would not affect the amounts which we have recorded related to products already purchased, it may impact our gross margin on products we sell or revenues earned in future periods.

Revenue recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin 104. The Securities and Exchange Commission requires that the following four basic criteria must be met before we recognize revenue:

•       persuasive evidence of an arrangement exists;

•       delivery has occurred or services have been rendered;

•       the seller’s price to the buyer is fixed or determinable; and

•       collectibility is reasonably assured.

We generally recognize revenue at the point of sale or upon delivery to the customer’s site. For goods shipped by third party carriers, we recognize revenue upon shipment since the terms are FOB shipping point. Approximately 90% of our revenues are for products delivered by us, or picked up by our customers at our facilities, which provides for timely and accurate revenue recognition.

We also ship certain products directly from the manufacturer to the customer. We recognize the gross revenue for these sales upon notification of delivery from the vendor in accordance with EITF Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Delays in receiving delivery notifications could impact our financial results, although it has not been material to our consolidated results of operations in the past.

We also provide certain job site delivery services, which include crane rentals and rooftop deliveries of certain products, for which the associated revenues are recognized upon completion of the services. These revenues represent less than 2% of our net sales.

All revenues recognized are net of allowances for discounts and estimated returns, which are  provided for at the time of pick up or delivery. In the past, customer returns have not been material to our consolidated results of operations.

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

We have operations in 29 U.S. states and three provinces in Canada and we are subject to potential tax audits in each of these jurisdictions and federally in both the United States and Canada. These audits may involve complex issues, that may require an extended period of time to resolve. Accruals for tax contingencies require us to make estimates and judgments with respect to the ultimate outcome of potential tax audits. Actual results could differ from these estimates.

Goodwill

Goodwill is not amortized and represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At September 24, 2005, our net goodwill balance was approximately $108.6 million, representing approximately 28.2% of our total assets. Pro forma for the acquisition of Shelter, the net goodwill balance as of the same date was approximately $181.7 million, representing 29.2% of our total pro forma assets.

Under SFAS No.142, Goodwill and Other Intangible Assets, we test goodwill for impairment in the fourth quarter of each fiscal year or at any other time when impairment indicators exist. Examples of such indicators that would cause us to test goodwill for impairment between annual tests include a significant change in the business climate, unexpected competition, significant deterioration in market share or a loss of key personnel.

We determine fair value using a market approach to value our business, which consists of one reporting unit, (i.e.distribution of building materials). Prior to our IPO, our market approach involved applying an appropriate market multiple to operating performance for the trailing twelve-month period. As our common stock is now publicly traded, we believe our stock price is the best indicator of our market value.

If circumstances change or events occur to indicate that our fair market value has fallen below book value, we will compare the estimated fair value of the goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in operating income.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share Based Payment (SFAS No. 123R). Under SFAS No. 123R, companies will be required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. Pro forma disclosure of the estimated expense impact of such awards is no longer an alternative to expense recognition within the financial statements. SFAS No. 123R is effective for public companies in the first annual reporting period beginning after June 15, 2005. Accordingly, we will adopt the provisions of SFAS No. 123R effective for the first quarter of our 2006 fiscal year.

There are two transition alternatives for public companies adopting the statement: the modified prospective method and the modified retrospective method. Under the modified prospective method, companies are required to recognize compensation expense for share-based payments to employees, based on the grant date estimate of fair value, from the beginning of the fiscal period in which the recognition provisions of SFAS No. 123R are first applied. Prior period financial information would not be restated under this method. Under the modified retrospective method, companies would restate prior periods to include the recognition of compensation expense based on amounts previously reported in the pro forma disclosures relating to stock based compensation under the existing requirements of SFAS No. 123, Accounting for Stock-Based Compensation, such as is presented in Note 2 to our audited financial statements. We have elected the modified prospective method upon adoption.

We expect that the adoption of SFAS No. 123R will have a material effect on our financial statements, in the form of additional compensation expense, on a quarterly and annual basis. We are still in the process of evaluating the final impact of SFAS No. 123R. However, our historic financial statements are relevant for evaluating the potential level of expense that might be recorded in future periods. Based on these results and fiscal 2006 year grants, which were issued in November 2005, we estimate that quarterly and annual pre-tax compensation expense after the adoption of SFAS No. 123R will increase by approximately $0.6 million and $2.4 million, respectively. There can be no assurance that the actual expense recognition upon adoption of SFAS No. 123R will not exceed these estimates based on actual grants during the year and our final evaluation.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations. Our primary exposure includes changes in interest rates and foreign exchange rates.

Interest rate risk

Our variable interest expense is sensitive to changes in the general level of interest rates. At September 24, 2005, the weighted average interest rate on our $89.8 million of variable interest debt was approximately 5.9%. While our variable rate debt obligations expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial performance or results of operations. Based on September 24, 2005 borrowing levels, a 1.0% increase or decrease in current market interest rates would have the effect of causing a $0.9 million additional pre-tax change to our statements of operations.

Financial derivatives

We enter into interest rate derivative agreements, commonly referred to as swaps or collars, from time to time with the objective of reducing volatility in our borrowing costs. At September 25, 2004, we had one interest rate collar effectively converting the variable LIBOR component on a portion of our senior credit facility term debt to a fixed rate. The collar had a notional amount of $30 million, expired in September 2005, and had a floor rate of 1.69% and a cap rate of 3.0%. The fair market value of the agreement resulted in an asset of less than $0.1 million at September 25, 2004, which was determined based on current interest rates and expected trends. Since these instruments do not qualify as a hedge, changes in the unrealized gain or loss are recorded in interest expense. The differentials to be paid or received under the terms of the agreements are accrued as interest rates change and are recognized as an adjustment to interest expense related to the debt. In November 2005, we entered into an interest rate collar with a notional amount of $75 million that expires in November 2008 and has a floor rate of 4.33% and cap rate of 5.85%.

We had warrants outstanding at September 25, 2004 that included a put feature, which allowed the holder to require a fair market value cash settlement at a fixed date. We accounted for this warrant derivative in accordance with EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The warrants were included as a liability and valued at fair value. We paid the warrant derivative liability, which we valued at $34.3 million at September 25, 2004, upon the closing of our IPO on September 28, 2004.

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 10% of our revenues in 2005 were derived from sales to customers in Canada. This business is primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect revenues, net income and cash flows. We do not enter into financial instruments to manage this foreign currency exchange risk.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Beacon Roofing Supply, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Beacon Roofing Supply, Inc.

We have audited the accompanying consolidated balance sheets of Beacon Roofing Supply, Inc. (the Company) as of September 24, 2005 and September 25, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 24, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon Roofing Supply, Inc. at September 24, 2005 and September 25, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 24, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Beacon Roofing Supply, Inc.’s internal control over financial reporting as of September 24, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 6, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
December 6, 2005

Beacon Roofing Supply, Inc.
Consolidated Balance Sheets

	September 24,	September 25,
	2005	2004
	(Dollars in thousands)
Assets
Current assets:
Accounts receivable, less allowance of $4,104 in 2005 and $2,958 in 2004 for doubtful accounts	$123,345	$93,824
Inventories	82,423	68,573
Prepaid expenses and other assets	20,106	14,974
Deferred income taxes	4,339	3,223
Total current assets	230,213	180,594
Property and equipment, net	31,767	25,101
Goodwill, net	108,553	94,162
Intangibles other assets	13,904	1,641
Total assets	$384,437	$301,498
Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft	$3,557	$3,694
Borrowings under revolving lines of credit	—	44,592
Accounts payable	70,158	74,043
Accrued expenses	29,146	21,524
Warrant derivative liability	—	34,335
Current portions of long-term debt and capital lease obligations	6,348	6,152
Total current liabilities	109,209	184,340
Borrowings under revolving lines of credit	63,769	—
Senior notes payable and other obligations, net of current portion	20,156	22,660
Junior subordinated notes payable	—	17,071
Subordinated notes payable to related parties	—	29,442
Deferred income taxes	10,890	8,764
Long-term obligations under capital leases, net of current portion	1,668	976
Commitments and contingencies
Stockholders’ equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 26,911,573 issued in 2005 and 26,591,988 issued in 2004	269	266
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	142,173	140,067
Deferred compensation	—	(690)
Treasury stock (232,861 shares in 2005 and 2004)	(515)	(515)
Retained earnings (deficit)	32,050	(867)
Common stock subscription receivable	—	(102,765)
Accumulated other comprehensive income	4,768	2,749
Total stockholders’ equity	178,745	38,245
Total liabilities and stockholders’ equity	$384,437	$301,498

See accompanying notes.

Beacon Roofing Supply, Inc.
Consolidated Statements of Operations

	Year Ended
	September 24,	September 25,	September 27,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Net sales	$850,928	$652,909	$559,540
Cost of products sold	643,733	487,200	418,662
Gross profit	207,195	165,709	140,878
Operating expenses:
Selling, general and administrative expenses	145,786	120,738	109,586
Stock-based compensation	690	10,299	—
	146,476	131,037	109,586
Income from operations	60,719	34,672	31,292
Other expense:
Interest expense	4,885	8,667	11,345
Interest expense-related party	26	2,954	2,707
Change in value of warrant derivatives	—	24,992	2,614
Loss on early retirement of debt	915	3,285	—
	5,826	39,898	16,666
Income (loss) before income taxes	54,893	(5,226)	14,626
Income taxes	21,976	10,129	7,521
Net income (loss)	$32,917	$(15,355)	$7,105
Net income (loss) per share:
Basic	$1.24	$(0.86)	$0.40
Diluted	$1.20	$(0.86)	$0.39
Weighted average shares used in computing net income (loss) per share:
Basic	26,477,955	17,905,203	17,841,976
Diluted	27,412,629	17,905,203	18,230,455

See accompanying notes.

Beacon Roofing Supply, Inc.

Consolidated Statements of Stockholders’ Equity

										Accumulated
	Class A Common Stock		Common Stock		Additional			Retained	Stock	Other	Total
	Number		Number		Paid-in	Deferred	Treasury	Earnings	Subscription	Comprehensive	Stockholders’
	of Shares	Amount	of Shares	Amount	Capital	Compensation	Stock	(deficit)	Receivable	Income (Loss)	Equity
	(Dollars in thousands, except share data)
Balances at September 28, 2002	18,020,443	$ 180	—	$ —	$ 26,033	$ —	$ (400)	$ 7,383	$ —	$ (906)	$ 32,290
Repurchase of Class A common stock							(115)				(115)
Net income								7,105			7,105
Foreign currency translation adjustment										2,486	2,486
Comprehensive income											9,591
Balances at September 27, 2003	18,020,443	180	—	—	26,033		(515)	14,488		1,580	41,766
Issuance of Class A common stock and options to purchase Class A common stock at below fair market value	71,545	1	—	—	2,215	(1,966)					250
Conversion of Class A common stock to common stock	(18,091,988)	(181)	18,091,988	181							—
Amortization of deferred compensation						1,276					1,276
Stock compensation associated with the lapse of restriction on common stock and options					9,023						9,023
Issuance of common stock in exchange for stcok subscription receivable			8,500,000	85	102,796				(102,765)		116
Net loss								(15,355)			(15,355)
Foreign currency translation adjustment										1,169	1,169
Comprehensive loss											(14,186)
Balances at September 25, 2004	—	—	26,591,988	266	140,067	(690)	(515)	(867)	(102,765)	2,749	38,245
Amortization of deferred compensation						690					690
Receipt of proceeds from stock subscription									102,765		102,765
Issuance of common stock			319,585	3	2,106						2,109
Net income								32,917			32,917
Foreign currency translation adjustment										2,019	2,019
Comprehensive income											34,936
Balances at September 24, 2005	—	$ —	26,911,573	$ 269	$ 142,173	$ —	$ (515)	$ 32,050	$ —	$ 4,768	$ 178,745

See accompanying notes.

Beacon Roofing Supply, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	September 24,	September 25,	September 27,
	2005	2004	2003
	(In thousands)
Operating activities
Net income (loss)	$32,917	$(15,355)	$7,105
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,748	6,922	6,047
Deferred interest	—	4,445	4,825
Stock-based compensation	690	10,299	—
Change in value of warrant derivatives	—	24,992	2,614
Loss on early retirement of debt	915	3,285	—
Unrealized gain on interest rate collar	—	(182)	(619)
Deferred income taxes	896	(940)	2,596
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(17,384)	(6,034)	(7,201)
Inventories	(4,828)	(13,166)	(5,265)
Prepaid expenses and other assets	(1,716)	(4,815)	(801)
Accounts payable and accrued expenses	(11,569)	13,635	12,577
Net cash provided by operating activities	8,669	23,086	21,878
Investing activities
Purchases of property and equipment	(9,583)	(5,127)	(4,978)
Net proceeds from sale of property and equipment	—	—	314
Acquisition of businesses, net of cash acquired	(37,705)	—	—
Net cash used in investing activities	(47,288)	(5,127)	(4,664)
Financing activities
Borrowings (repayments) under revolving lines of credit	18,726	43,040	(7,219)
Borrowings (repayments) under senior notes payable, and other	(2,817)	26,934	(9,873)
Early extinguishment of debt	(18,015)	(66,556)	—
Repayment of junior subordinated notes and warrants to purchase common stock	(34,335)	(21,500)	—
Repayment of subordinated notes payable to related parties	(29,442)	(47)	(43)
Proceeds from sale of Class A common stock	104,874	250	—
Repurchase of treasury stock	—	—	(115)
Initial public offering costs	—	(2,468)	—
Deferred financing costs	(342)	(1,525)	—
Net cash provided by (used in) financing activities	38,649	(21,872)	(17,250)
Effect of exchange rate changes on cash	107	155	31
Net increase (decrease) in cash	137	(3,758)	(5)
Cash (overdraft) at beginning of year	(3,694)	64	69
Cash (overdraft) at end of year	$(3,557)	$(3,694)	$64
Non-cash financing and investing activities
Capital lease transactions	$1,228	$982	$690
Common stock subscription receivable	$—	$102,765	$—
Reinbursement of offering costs by warrant holders	$—	$2,583	$—

See accompanying notes.

Beacon Roofing Supply, Inc.
Notes to Consolidated Financial Statements
Year ended September 24, 2005
(dollars in thousands, except per share data)

1.   The Company

Business

Beacon Roofing Supply, Inc. (the “Company”) was formed on August 22, 1997 and is incorporated in Delaware. The Company distributes roofing materials and other complementary building materials to customers in the Northeast, Mid-Atlantic, Southeast, Southwest, Central Plains and Midwest regions of the United States and in Canada through its wholly-owned subsidiaries, Beacon Sales Acquisition, Inc., Quality Roofing Supply Company, Inc., Beacon Roofing Supply Canada Company, Best Distributing Co., The Roof Center, Inc., West End Lumber Company, Inc., JGA Beacon, Inc. and, effective October 14, 2005, Shelter Distribution, Inc. The Company completed its initial public offering (the “IPO” or “Offering”) on September 22, 2004 and received the net IPO proceeds on September 28, 2004 (Note 3).

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

Fiscal Year

The Company’s fiscal year ends on the close of business on the last Saturday in September of each year. Each of the years presented were comprised of 52 weeks. Each of the Company’s first three quarters ends on the last day of the calendar month.

Industry Segment Information

Based on qualitative and quantitative criteria established by Statement of Financial Accounting Standards (SFAS) No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, the Company operates within one reportable segment, which is the wholesale distribution of building materials.

Inventories and Rebates

Inventories, consisting substantially of finished goods, are valued at the lower of cost or market. Cost is determined using the moving weighted-average cost method.

The Company’s arrangements with vendors provide for rebates of a specified amount of consideration that are payable when a number of measures, generally related to a specified cumulative level of purchases, have been achieved. The Company accounts for such rebates as a reduction of the prices of the vendor’s inventory until the product is sold, at which time such rebates reduce cost of sales in the accompanying consolidated statements of operations. Throughout the year, the Company estimates the amount of the rebates based upon the expected level of purchases. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels. Amounts due from vendors under these arrangements as of September 24, 2005 and September 25, 2004 totalled $16.5 and $12.2 million, respectively, and are included in “Prepaid expenses and other assets” in the accompanying consolidated balance sheets.

In January 2003, the Emerging Issues Task Force (EITF) issued EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF No. 02-16) which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the statement of operations. That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor’s products, or a payment for assets or services delivered to the vendor. Since the Company has treated all rebates as a reduction of the price of the vendor’s products, adoption of EITF No. 02-16 in 2003 did not have a material impact on the Company’s results of operations.

Property and Equipment

Property and equipment acquired in connection with acquisitions are recorded at fair market value as of the date of the acquisition; all other additions are recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life
Buildings and improvements	10 to 40 years
Equipment	3 to 10 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Shorter of the estimated useful life or the term of the lease, considering renewal options expected to be exercised.

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

•       the seller’s price to the buyer is fixed or determinable; and

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

The Company also provides certain job site delivery services, which include crane rentals and rooftop deliveries of certain products, for which the associated revenues are recognized upon completion of the services. These revenues represent less than 2% of the Company’s sales.

All revenues recognized are net of allowances for discounts and estimated returns that are also provided for at the time of pick up or delivery.

Shipping and Handling Costs

The Company classifies shipping and handling costs, consisting of driver wages and vehicle expenses, as selling, general and administrative expenses in the accompanying consolidated Statements of Operations. Shipping and handling costs were approximately $40,043 in 2005, $34,250 in 2004, and $31,465 in 2003.

Interest Rate Collars

The Company enters into interest rate collars from time to time to manage its interest rate exposure. These derivatives, which are not formal hedges, are adjusted to fair value through income.

Warrant Derivative Liabilities

Prior to redemption on September 28, 2004, the Company had warrants outstanding that included a “put” feature, which allowed the holder to require a fair market value cash settlement at a fixed date. The Company accounted for the warrant derivatives in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The warrant derivatives were included as a liability and valued at fair market value until the warrants were redeemed.

Concentrations of Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company’s accounts receivable are principally from customers in the building industry located in the United States and Canada. Concentration of credit risk with respect to accounts receivable, however, is limited due to the large number of customers comprising the Company’s customer base. The Company performs credit evaluations of its customers; however, the Company’s policy is not to require collateral. At September 24, 2005 and September 25, 2004, the Company had no significant concentrations of credit risk.

Approximately 66% of the Company’s inventory purchases were from 12 vendors in 2005, 10 vendors in 2004, and 9 vendors in 2003.

Impairment of Long-Lived Assets

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. If such assets are considered to be impaired, the impairment to be recognized is the total by which the carrying amounts of the assets, if any, exceed the fair values determined using a discounted cash flow model.

Amortizable and Other Intangible Assets

Under the provisions of SFAS No. 142, the Company amortizes identifiable intangible assets consisting of non-compete agreements, customer relationships and deferred financing costs because these assets have finite lives. Non-compete agreements are generally amortized over the terms of the associated contractual agreements while customer relationship assets are amortized on an accelerated basis based on the expected cash flows generated by the existing customers and deferred financing costs over the life of the associated financings. Trademarks are not amortized because they have indefinite lives. We evaluate our trademarks for impairment on an annual basis based on the fair value of the underlying assets.

Goodwill

Goodwill is not amortized and represents the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired.

Under SFAS No.142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment in the fourth quarter of each fiscal year or at any other time when impairment indicators exist. Examples of such indicators that would cause the Company to test goodwill for impairment between annual tests include a significant change in the business climate, unexpected competition, significant deterioration in market share or a loss of key personnel.

The Company determines fair value using a market approach to value its business, which consists of one reporting unit (i.e. distribution of building materials). Prior to the Company’s IPO, the Company’s market approach involved applying an appropriate market multiple to operating performance for the trailing twelve-month period. As the Company’s common stock is now publicly traded, the Company believes its stock price is the best indicator of its market value.

If circumstances change or events occur to indicate that the Company’s fair market value has fallen below book value, the Company will compare the estimated fair value of the goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, the Company will recognize the difference as an impairment loss in operating income.

Early Extinguishment of Debt

Under the provisions of SFAS No. 145, the losses on early retirement of debt in 2005 and 2004 of $915 and $3,285, respectively, have been classified within other expense in the accompanying consolidated statements of operations.

Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements with employees under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

Pro forma information regarding net income (loss) is required by SFAS No. 123. The fair value for options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended
	September 24,	September 25,	September 27,
	2005	2004	2003
Dividend yield	0.00%	0.00%	0.00%
Expected lives of options (years)	5.00	5.00	5.00
Risk-free interest rate	3.72%	3.10%	3.10%
Expected volatility	45%	45%	45%
Weighted average fair value of options granted	$8.05	$3.70	$1.21

For purposes of the required pro forma disclosures, the estimated fair value of the options is amortized to expense over the service period that generally is the option vesting period. Had compensation expense been determined consistent with SFAS No. 123, the Company’s pro forma net income (loss) would have been as follows :

	Year Ended
	September 24,	September 25,	September 27,
	2005	2004	2003
Net income (loss), as reported	$32,917	$(15,355)	$7,105
Add: stock-based compensation, net of tax	414	6,814	—
Less: stock-based compensation expense determined under fair value method, net of tax	(1,258)	(1,088)	(308)
Pro forma net income (loss)	$32,073	$(9,629)	$6,797
Net income (loss) per share, as reported:
Basic	$1.24	$(0.86)	$0.40
Diluted	$1.20	$(0.86)	$0.39
Net income (loss) per share, pro forma:
Basic	$1.21	$(0.54)	$0.38
Diluted	$1.17	$(0.54)	$0.37

For a discussion of SFAS No. 123R, see “Recent Accounting Pronouncements” below.

Prior to to the IPO, the Company had the right, upon termination of employment with cause or upon resignation, to repurchase at the lower of cost or fair value certain shares of common stock that had been issued to employees and shares issuable upon exercise of certain stock options. The Company determined that these awards were performance based and therefore recognized a charge for the intrinsic value of the award of $9,023 in 2004. See also “Deferred Compensation” below.

Deferred Compensation

Deferred compensation represented the excess of fair market value over the exercise price of options to purchase common stock granted to employees and amounts associated with shares sold to employees at less than fair market value. Such amounts were amortized over the vesting period of the related awards. During 2004 and 2003, the Company granted options to purchase common stock with an exercise price below fair value and issued common stock at below fair value resulting in the recognition of deferred compensation of $1,966, which was amortized over their respective vesting periods of 21 months and 33 months. Upon the Company’s IPO, the Company amortized $201 due to the accelerated vesting of certain options.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 establishes rules for the reporting and display of comprehensive income (loss) and its components. Accumulated other comprehensive income (loss) as of September 24, 2005 and September 25, 2004 consisted entirely of foreign currency translation amounts.

Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share (SFAS No. 128). Under the provisions of SFAS No. 128, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method. For periods with net losses, the Company has excluded the impact of common share equivalents on diluted net loss per share as their impact would be anti-dilutive. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options.

The following table reflects the calculation of weighted average shares outstanding for each period presented:

	Year Ended
	September 24,	September 25,	September 27,
	2005	2004	2003
Weighted average common shares outstanding for basic	26,477,955	17,905,203	17,841,976
Dilutive effect of employee stock options	934,674	—	388,479
Weighted average shares assuming dilution	27,412,629	17,905,203	18,230,455

For 2004, options to purchase 1,908,359 shares of Common Stock and warrants to purchase 2,839,937 shares of Common Stock were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive.

Fair Value of Financial Instruments

Financial instruments consist mainly of cash, accounts receivable, accounts payable, borrowings under the Company’s revolving lines of credit and long-term debt. At September 24, 2005 and September 25, 2004, the carrying amounts of these instruments approximated their fair values.

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

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiary, Beacon Roofing Supply Canada Company, are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. Net translation gains or losses are recorded directly to a separate component of stockholders’ equity. Foreign currency transactions were minimal and gains and losses were not material for any of the periods presented. The Company has inter-company debt from its Canadian subsidiary, which has been considered as long-term for financial reporting purposes since repayment is not planned or anticipated in the foreseeable future.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share Based Payment (SFAS No. 123R). Under SFAS No. 123R, companies will be required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. Pro forma disclosure of the estimated expense impact of such awards is no longer an alternative to expense recognition within the financial statements. SFAS No. 123R is effective for public companies in the first annual reporting period beginning after June 15, 2005. Accordingly, the Company will adopt the provisions of SFAS No. 123R effective for the first quarter of fiscal year 2006.

There are two transition alternatives for public companies adopting the statement: the modified prospective method and the modified retrospective method. Under the modified prospective method, companies are required to recognize compensation cost for share-based payments to employees, based on the grant date estimate of fair value, from the beginning of the fiscal period in which the recognition provisions of SFAS No. 123R are first applied. Prior period financial information would not be restated under this method. Under the modified retrospective method, companies would restate prior periods to include the recognition of compensation cost based on amounts previously reported in the pro forma disclosures relating to stock based compensation under the existing requirements of SFAS No. 123, Accounting for Stock-Based Compensation, such as is presented above under “Stock-Based Compensation”. The Company has elected the modified prospective method upon adoption.

The Company expects that the adoption of SFAS No. 123R will have a material effect on our financial statements, in the form of additional compensation expense, on a quarterly and annual basis. The Company is still in the process of evaluating the impact of SFAS No. 123R and has not yet quantified the expense impact of this accounting pronouncement on future financial periods. However, the Company’s historic financial statements are relevant for evaluating the potential level of expense that might be recorded in future periods. Based on these results and the fiscal 2006 grants, the Company estimates that quarterly and annual pre-tax compensation expense, after the adoption of SFAS No. 123R, could increase by approximately $0.6 million and $2.4 million, respectively. There can be no assurance that the actual expense recognition upon adoption of SFAS No. 123R will not exceed these estimates.

3.   Initial Public Offering

On September 21, 2004, the SEC declared the Company’s new stock registration effective. On September 22, 2004, the Offering was completed, with public trading of the Company’s stock commencing on September 23, 2004. The Offering was settled on September 28, 2004, subsequent to the Company’s fiscal 2004 year-end. The Offering was for 8,500,000 shares at a price to the public of $13.00 per share. After the underwriters’ discount of $7,735, net proceeds to the Company were $102,765, which the Company received on September 28, 2004. The Company also had prepaid $2,468 of transaction costs and received $2,584 from the Company’s warrant holders as a reimbursement of a portion of the underwriters’ discount. The net proceeds were used to redeem 2,839,937 warrants for $34,335, and repay junior subordinated notes payable of $18,527 (including a debt discount of $915 and accrued interest), and subordinated notes payable to related parties of $29,464, with the remainder of $20,555 used to repay borrowings under the Company’s revolving lines of credit.

Prior to the Offering, the Company effected a 4,550-for-1 stock split of its Class A Common Stock in the form of the issuance of a dividend on the Company’s Common Stock equal to 4,549 shares of Common Stock for each share of Class A Common Stock outstanding. The Company also reclassified Class A

Common Stock into Common Stock, eliminated the Class B Common Stock, increased the number of authorized shares of Common Stock to 100,000,000, and created 5,000,000 shares of undesignated Preferred Stock, par value $.01 per share. All share and per share amounts in the accompanying financial statements have been restated for all periods to give retroactive effect to the stock split.

In connection with the Offering, the Company also terminated its management agreement with its largest stockholder. In addition, the Company’s rights under certain securities agreements to repurchase, at the lower of cost or fair value, Common Stock issued to employees were terminated effective with the IPO in 2004 and a charge of $9,023 was recorded for stock-based compensation in 2004.

4.   Goodwill, Intangibles and Other Assets

Goodwill, net, was $108,553 and $94,162 at September 24, 2005 and September 25, 2004, respectively. The Company’s goodwill balance increased by a total of $14,391 in 2005 due to an addition of $13,466 from the acquisitions described in Note 5 and $925 from foreign currency translation.

Intangibles and other assets, included in other long-term assets, consist of the following:

	September 24,	September 25,
	2005	2004
Amortizable intangible and other assets:
Non-compete agreements	$590	$190
Customer relationships	2,844	—
Deferred financing costs	2,784	2,276
	6,218	2,466
Less: accumulated amortization	2,064	825
Net amortizable intangible and other assets	4,154	1,641
Unamortizable trademarks	9,750	—
Total other intangible assets, net	$13,904	$1,641

Amortization expense related to intangible assets amounted to approximately $1,206, $38, and $120 in 2005, 2004, and 2003, respectively. The intangible lives range from one to fifteen years. Estimated future annual amortization amounts for the above intangible assets as of September 24, 2005 were $1,504, $790, $408, $297, $212, and $943 for 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.

5.   Acquisitions

JGA Corp.

On December 15, 2004, we purchased 100% of the outstanding stock of JGA Corp. (“JGA”), a distributor of roofing and other building products with eight branches in Georgia and Florida at the time of our acquisition. This purchase was funded through our U.S. revolving line of credit. A total of $2.5 million of cash remains in escrow for post-closing indemnification claims. JGA had net sales of $74 million (unaudited) for the year ended December 31, 2003. We have included the results of operations for JGA from the date of acquisition and applied preliminary purchase accounting as of the date of acquisition, which resulted in recorded goodwill of $9.7 million as follows (in 000’s):

Net assets	$9,266
Non-compete	170
Customer relationships	1,500
Trademarks	9,750
Goodwill	9,747
Purchase price	$30,433

Insulation Systems, Inc. of Virginia

On April 26, 2005, we purchased certain assets of Insulation Systems, Inc. of Virginia (“ISI”), a distributor of roofing and other building products with two branches in Virginia. This purchase was funded through our U.S. revolving line of credit. ISI had net sales of $19 million (unaudited) for the year ended December 31, 2004. We have included the results of operations for ISI from the date of acquisition and applied preliminary purchase accounting as of the date of acquisition, which resulted in recorded goodwill of $3.3 million as follows (in 000’s):

Net assets	$1,889
Non-compete	130
Customer relationships	1,130
Goodwill	3,298
Purchase price	$6,447

Commercial Supply, Inc.

On September 1, 2005, we purchased certain assets of Commercial Supply, Inc. (“CSI”), a distributor of building products with a single branch in Massachusetts. This purchase was funded through our U.S. revolving line of credit. CSI had net sales of $1.4 million (unaudited) for the year ended December 31, 2004. We have included the results of operations for CSI from the date of acquisition and applied preliminary purchase accounting as of the date of acquisition, which resulted in recorded goodwill of $421 as follows (in 000’s):

Net assets	$90
Non-compete	100
Customer relationships	214
Goodwill	421
Purchase price	$825

Proforma information has not been provided for these acquisitions since the impact to the financial statements was not material.

6.   Property and Equipment, net

Property and equipment, net, consist of the following:

	September 24,	September 25,
	2005	2004
Land	$1,752	$1,712
Buildings and leasehold improvements	10,653	9,571
Equipment	42,607	31,057
Furniture and fixtures	4,510	3,901
	59,522	46,241
Less: accumulated depreciation and amortization	27,755	21,140
	$31,767	$25,101

7.   Accrued Expenses

The significant components of accrued expenses are as follows:

	September 24,	September 25,
	2005	2004
Accrued inventory receipts	$11,285	$9,238
Employee-related accruals	11,787	7,311
Other	6,074	4,975
	$29,146	$21,524

8.   Financing Arrangements

Senior Notes Payable

Senior notes payable consist of the following:

	September 24,	September 25,
	2005	2004
Senior notes payable to commercial lenders, due in varying quarterly payments of principal, plus required prepayment amounts and interest at the bank prime rate plus 0.75% or LIBOR plus 2.00% (5.48% at September 24, 2005) through September 2009	$14,308	$14,750
Senior notes payable to commercial lenders, due in equal quarterly payments of principal, plus interest at the bank prime rate plus 1.75% or LIBOR plus 3.00% (6.48% at September 24, 2005) through September 2009	11,688	13,750
	25,996	28,500
Less current portion	5,840	5,840
	$20,156	$22,660

The Company is required to prepay 50% of the Company’s previous fiscal year excess cash flows up to $2,500 while the senior notes payable are outstanding. The Company estimated this amount to be $2,500 for 2005 and included it in the current portion of long-term debt.

Revolving Lines of Credit

The Company’s U.S. revolving line of credit agreement allowed for borrowings up to $118,500 prior to the amendment discussed below and was subject to a limitation based on a percentage of eligible inventories and accounts receivable and any borrowings outstanding under the Company’s Canadian revolving line of credit. Interest was payable monthly at the bank prime rate (6.25% at September 24, 2005) plus 0.75% or LIBOR (3.83% at September 24, 2005) plus 2.00%. This credit facility was scheduled to expire on September 30, 2009. Borrowings outstanding amounted to $59,435 and $39,508 at September 24, 2005 and September 25, 2004, respectively. As of September 24, 2005 these amounts were classified as long-term liabilities in the accompanying balance sheets in accordance with the consensus of EITF No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement (EITF No. 95-22). The agreement had been amended to change the cash receipts lockbox arrangement to give the Company sole control over the funds in the Company’s lockbox accounts, unless excess availability is less than $10,000 or an event of default occurs, in which case the senior secured lenders have the right to take control over such funds and to apply such funds to repayment of the senior debt. As of September 25, 2004, this arrangement was not yet implemented and therefore the revolver borrowings outstanding were classified as current liabilities.

The Company also has a Canadian revolving line of credit agreement which allows for borrowings up to $C15,000 (Canadian), subject to a limitation based on a percentage of eligible inventories and accounts receivable. As of September 24, 2005, interest was payable monthly at the Canadian Bank Prime Rate (4.50%) plus 0.75%. This credit facility was also scheduled to expire on September 30, 2009. Borrowings outstanding amounted to $4,334 and $5,084 (U.S.) at September 24, 2005 and September 25, 2004, respectively. As described above, as of September 25, 2004 the revolver borrowings outstanding were classified as current liabilities.

The Company had approximately $54,000 in borrowings available under the revolving lines of credit at September 24, 2005, net of outstanding letters of credit of $695.

The borrowings under the senior notes payable and revolving lines of credit are collateralized by substantially all of the Company’s assets and are subject to certain operating and financial covenants, which, among other things, restrict the payment of dividends. As of September 24, 2005, the Company was in compliance with all covenants and financial ratio requirements.

Amendments of Senior Notes Payable and Revolving Lines of Credit

Effective October 14, 2005, the Company and the lenders in connection with the purchase of SDI Holding, Inc. (“Shelter’) (see Note 18) amended and restated the senior secured credit facilities (revolving lines of credit and term loans). The amendment extends the maturity date of the facilities to October 14, 2010, lowers the interest rates charged, increases the revolving lines of credit and term loans to a total of $230,000 and $80,000, respectively, and extends the installment schedule of the term loans so that the final payment is due on October 14, 2010. In addition, the amendment expands the criteria for acquisitions which do not require lender consent and includes an option of increasing the revolving lines of credit by an additional $50,000. The amendment also increased the amount of allowed annual capital expenditures to 1.5% of net sales.

The borrowings under the amended facilities continue to be collateralized by substantially all of the Company’s assets and are subject to certain operating and financial covenants, which, among other things, restrict the payment of dividends. The senior secured credit facilities have numerous restrictive covenants, including required fixed charge coverage ratios

Junior Subordinated Notes Payable

The Company had 18% junior subordinated notes payable to certain mezzanine financing providers in the amount of $17,071 at September 25, 2004 (net of warrant allocation—see Note 9). Annual interest of 6% (included in the 18% annual rate) was deferred until maturity in August 2007 and was included in the principal balance. On September 28, 2004, the Company repaid the notes in full in conjunction with the settlement of its IPO. The notes were subordinate to the senior notes payable and borrowings under the revolving lines of credit, however the senior lenders permitted the early repayment of the subordinated debt.

Subordinated Notes Payable to Related Parties

The Company had 12% subordinated notes payable to certain stockholders and a former owner in the amount of $22,442 at September 25, 2004, including deferred interest of $10,276. Annual interest of 6% was deferred until maturity in August 2007 and 2010, and was included in the principal balance. In addition, the Company had 8% subordinated notes payable to certain former owners in the amount of $7,000 at September 25, 2004. On September 28, 2004, the Company repaid the notes in full in conjunction with the settlement of its IPO. Payment of the notes was subordinate to the senior notes payable due June 2006 and the junior subordinated notes payable that were due August 2007, however the senior lenders permitted the early repayment of the subordinated debt.

Other Information

The Company made interest payments under all financing arrangements totaling $5,185 in 2005, $7,371 in 2004, and $9,621 in 2003.

Annual principal payments for all outstanding borrowings for each of the next five years as of September 24, 2005 were as follows (prior to the amendment discussed above):

Fiscal year
2006	$ 5,840
2007	3,340
2008	3,340
2009	77,245
2010	—

9.   Warrants and Related Derivative Liabilities

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

The Company allocated from the debt proceeds an aggregate of $4,669 to the value of the warrants based upon the Company’s assessment of fair market value on the dates of issuance and that allocation was amortized to interest expense over the term of the notes. Each warrant included a “put” feature which allowed the holder to receive a cash settlement equivalent to the difference between the fair market value of the Company’s common stock and the exercise price of the warrant. The put feature was available any time from five years after the date of the issuance of the warrant or upon the occurrence of certain events, including a change in control, qualified initial public offering or repayment of over 50% of the related debt outstanding.

The Company valued the warrant derivatives using the fair market value of the Company’s common stock adjusted for lack of marketability, when applicable. The aggregate liability for the derivatives was $34,335 at September 25, 2004. The relevant assumptions included in the calculations were discounts ranging from 0% to 20% for 2004.

On July 30, 2004, holders of all warrants agreed to a cash settlement upon the effectiveness of the IPO at the IPO price. The holders also agreed to reimburse the Company for certain costs incurred in connection with the IPO. At September 25, 2004, the Company valued the warrants at its IPO price of $13.00, net of the associated underwriters’ discount of 7% or $0.91. At September 25, 2004, the entire derivative liability of $34,335 was currently due and was paid in full on September 28, 2004.

In computing earnings per share for 2004, the Company assumed the warrants would be settled in cash since the impact is more dilutive than the exercise of the warrants.

10.   Leases

The Company operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. The Company leases 14 buildings from certain stockholders for an aggregate of approximately $2.3 million for 2005, 2004 and 2003. The Company believes that the terms of these leases approximate fair value. The Company also leases certain equipment under master lease agreements that provide for borrowings of up to approximately $11 million. Assets acquired under this line are accounted for as capital leases. The Company has approximately $2.9 million of assets under capital lease obligations at cost at September 24, 2005. Amortization of such equipment is included in depreciation and amortization expense.

At September 24, 2005, the minimal rental commitments under all non-cancelable capital and operating leases with initial or remaining terms of more than one year are as follows:

Year ending September	Capital Leases	Operating Leases
2006	$ 641	$ 9,009
2007	621	7,400
2008	502	4,881
2009	270	3,859
2010	243	3,654
Thereafter	202	2,229
Total minimum lease payments	2,479	$ 31,032
Less amount representing interest	(303)
Present value of minimum lease payments	2,176
Less current portion	(508)
	$ 1,668

Rent expense was $9,608 in 2005, $7,922 in 2004 and $7,537 in 2003.

11.   Stock Option Plans and Common Stock

Stock Option Plans

The 1998 Stock Option Plan (the “1998 Stock Plan”) allowed for the granting of options to purchase 2,115,750 shares of Common Stock to certain directors and key employees of the Company. Options generally may be exercised beginning 18 months after the date of grant and terminate ten years thereafter. In the event of a change in control of the Company, all options are immediately vested. No further awards will be made under the 1998 Stock Plan. The Company is currently making its stock-based awards under the 2004 Stock Plan, which was adopted on September 21, 2004. The 2004 Stock Plan allows for the granting of up to 2.2 million shares of Common Stock in the form of stock options or stock awards to key employees and members of the Board of Directors. The key terms of the grants are determined by the Company’s Board of Directors and awards vest immediately upon a change in control.

Information regarding the Company’s stock options is summarized below (not in thousands):

	Number of Shares	Range of Exercise Prices	Weighted- Average Exercise Price
Outstanding at September 28, 2002	1,282,190	$ 0.44-$2.00	$ 1.64
Granted	386,750	2.80	2.80
Canceled	(391,300)	2.00-2.80	2.09
Outstanding at September 27, 2003	1,277,640	0.44-2.80	1.85
Granted	655,744	3.49-13.00	3.78
Canceled	(25,025)	2.00-3.49	2.72
Outstanding at September 25, 2004	1,908,359	0.44-13.00	2.51
Granted	409,000	17.34-21.27	18.19
Exercised	(319,585)	0.44-2.80	1.96
Canceled	(29,775)	3.49-17.80	10.15
Outstanding at September 24, 2005	1,967,999	$ 0.44-$21.27	$ 5.74

There were options available for grant to purchase 1,784,850 shares of Common Stock under the 2004 Stock Plan at September 24, 2005. Total options were exercisable for the purchase of 1,572,849 shares of Common Stock at exercise prices ranging from $0.44 to $13.00 and a weighted-average exercise price of $2.61 at September 24, 2005.

There were options available for grant to purchase 2,180,000 shares of Common Stock under the 2004 Stock Plan at September 25, 2004. Total options were exercisable for the purchase of 1,663,134 shares of Common Stock at exercise prices ranging from $0.44 to $3.49 and a weighted-average exercise price of $2.25 at September 25, 2004.

The weighted-average contractual life of options outstanding was approximately 7 years at September 24, 2005 and September 25, 2004.

Details regarding options to purchase common stock outstanding as of September 24, 2005 are as follows:

Exercise Price	Options Outstanding	Weigted Average Contractual Life	Options Exercisible
$ 0.44	166,985	3.3	166,985
1.27	163,345	4.3	163,345
2.00	359,275	6.8	359,275
2.80	245,700	7.3	245,700
3.49	617,544	8.0	617,544
13.00	20,000	9.0	20,000
17.34	20,000	9.1	—
17.80	310,150	9.1	—
19.40	20,000	9.3	—
20.46	22,500	9.4	—
$ 21.27	22,500	9.5	—
	1,967,999		1,572,849

Special Options Grant

The Company granted a stock purchase option to its new President and Chief Executive Officer (CEO) in October of 2003, under an executive securities agreement. The grant included options to purchase 336,700 shares of common stock at fair value and was scheduled to vest over two years. In January 2004, the Company and the CEO amended the special purchase option agreement to increase the number of shares that could be purchased under the option to 408,244 shares. Such amendment did not change the exercise price, contractual term or vesting of the original award. Under this option, the exercise price must be paid in cash, unless the Company permits otherwise. The option expires on October 20, 2013, and became fully vested after the completion of the Company’s IPO. This option was not granted under the Company’s 1998 Stock Plan or 2004 Stock Plan.

Common Stock

As mentioned in Note 2, prior to to the IPO the Company had the right, upon termination of employment with cause or upon resignation, to repurchase at the lower of cost or fair value, certain shares of common stock that had been issued to employees and shares issuable upon exercise of certain stock options.. The Company determined that these awards were performance based and therefore recognized a charge for the intrinsic value of the award of $9,023 in 2004. All compensation expense related to these awards related to selling, general and administrative activities.

The Company included these awards in earnings per share calculations since the holders of the shares were entitled to participate in any dividends.

12.   Benefit Plans

The Company maintains defined contribution plans covering all full-time employees of the Company who have 90 days of service (one year of service for 2005 and prior) and are at least 21 years old. An eligible employee may elect to make a before-tax contribution of between 1% and 100% (15% for 2005 and prior) of his or her compensation through payroll deductions, not to exceed the annual limit set by law ($14,000 for 2005). The Company currently matches the first 50% of participant contributions limited to 6% of a participant’s gross compensation (maximum Company match is 3%). The expense for this plan was $3,387 in 2005, $3,131 in 2004 and $2,442 in 2003.

The Company also contributes to an external pension fund for certain of its employees who belong to a local union. Annual contributions were $74, $78, and $72 in 2005, 2004, and 2003, respectively.

13.   Income Taxes

The income tax provision consists of the following:

	Fiscal year
	2005	2004	2003
Current:
Federal	$ 15,025	$ 7,968	$ 3,042
Foreign	2,335	896	982
State	3,720	2,205	901
	21,080	11,069	4,925
Deferred:
Federal	730	(554)	1,994
Foreign	19	(143)	121
State	147	(243)	481
	896	(940)	2,596
	$ 21,976	$ 10,129	$ 7,521

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

	Fiscal Year
	2005	2004	2003
Federal income taxes at statutory rate	35.00%	35.00%	34.00%
State income taxes, net of federal benefit	4.58	(24.41)	6.30
Non-deductible warrant derivative	—	(167.52)	6.10
Foreign income tax rate differential	—	(9.38)	4.90
Non-deductible stock-based compensation	—	(16.96)	—
Non-deductible meals and entertainment	0.33	(3.12)	0.80
Other	0.12	(7.43)	(0.70)
Total	40.03%	(193.82)%	51.40%

The components of the Company’s deferred taxes are as follows:

	September 24, 2005	September 25, 2004
Deferred tax liabilities:
Excess tax over book depreciation and amortization	$ 13,683	$ 11,775
Other	—	73
	13,683	11,848
Deferred tax assets:
Deferred compensation	2,862	3,084
Allowance for doubtful accounts	1,623	1,174
Accrued vacation & other	394	224
Foreign tax credit carryover	111	—
Inventory valuation	2,142	1,825
	7,132	6,307
Net deferred income tax liabilities	$ 6,551	$ 5,541

The Company made tax payments of $19,843 in 2005, $13,769 in 2004, and $3,251 in 2003.

The Company has operations in 15 U.S. states and three provinces in Canada and is subject to tax audits in each of these jurisdictions and federally in both the United States and Canada. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimate of taxes payable in the accompanying financial statements. Additional taxes are reasonably possible, however the amounts cannot be estimated.

14.   Related-Party Transactions

The Company paid management fees in the amount of $0 in 2005 and $300 in 2004 and 2003 to its largest stockholder.

Holders of warrant derivative liabilities valued at approximately $4.1 million at September 25, 2004 consisted of the Company’s principal investor, Code Hennessy & Simmons III, L.P., and certain management stockholders.

The Company believes all related-party transactions are at arms-length and reflect the fair market value for services rendered to the Company.

15.   Contingencies

The Company is subject to loss contingencies pursuant to various federal, state and local environmental laws and regulations; however, the Company is not aware of any reasonably possible losses that would have a material impact on its results of operations, financial position, or liquidity. Potential loss contingencies include possible obligations to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical or other substances by the Company or by other parties. In connection with its acquisitions, the Company has been indemnified for any and all known environmental liabilities as of the respective dates of acquisition. Historically, environmental liabilities have not had a material impact on the Company’s results of operations, financial position or liquidity.

The Company is subject to litigation from time to time in the ordinary course of business, however the Company does not expect the results, if any, to have a material adverse impact on its results of operations, financial position or liquidity.

16.   Geographic and Product Data

In accordance with the enterprise-wide disclosure requirements of SFAS No. 131, the Company’s geographic and product information is as follows:

Year Ended
	September 24, 2005			September 25, 2004			September 27, 2003
	Net revenues	Income before taxes	Property and equipment, net	Net revenues	Income before taxes	Property and equipment, net	Net revenues	Income before taxes	Property and equipment, net
U.S.	$ 762,640	$ 48,204	$ 25,674	$ 585,804	$ (7,319)	$ 20,087	$ 498,508	$ 12,565	$ 19,751
Canada	88,288	6,689	6,093	67,105	2,093	5,014	61,032	2,061	5,204
Total	$ 850,928	$ 54,893	$ 31,767	$ 652,909	$ (5,226)	$ 25,101	$ 559,540	$ 14,626	$ 24,955

Net revenues to external customers by product group:

	Year Ended
	September 24, 2005	September 25, 2004	September 27, 2003
Residential roofing products	$ 346,293	$ 268,780	$ 241,343
Non-residential roofing products	305,604	223,233	188,030
Complementary building products	199,031	160,896	130,167
Total	$ 850,928	$ 652,909	$ 559,540

Certain prior-year product group revenues have been reclassified to conform to the current-year presentation.

17.   Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consisted of the following:

Fiscal Year	Balance at beginning of year	Provision Additions	Purchase Accounting	Write-offs	Balance at end of year
September 24, 2005	$ 2,958	3,331	273	(2,458)	$ 4,104
September 25, 2004	2,322	2,738	—	(2,102)	2,958
September 27, 2003	$ 1,860	2,088	—	(1,626)	$ 2,322

18.   Subsequent Events

On October 14, 2005, Beacon Sales Acquisition, Inc., a wholly-owned subsidiary of the Company, completed its acquisition of Shelter, which is a leading distributor of roofing and other building products currently operating 53 branches in 15 states throughout the Midwest, Central Plains and Southwest regions of the United States. Shelter had sales of approximately $248.3 million and income from operations of approximately $5.4 million for the year ended December 31, 2004. Shelter has 766 employees. The transaction was structured as a purchase of stock. The purchase price was $170.3 million in cash, subject to a post-closing adjustment for working capital and other items. Based upon Shelter’s performance for the remainder of the 2005 calendar year, the sellers may also qualify for an earn-out payment of up to $10 million, which would be payable during the second quarter of the Company’s 2006 fiscal year. The Company will include the results of operations of Shelter in its financial results from the date of acquisition and apply purchase accounting as of the date of acquisition.

In connection with the Shelter acquisition, the Company and its lenders amended the senior notes payable and revolving lines of credit (Note 8). On October 11, 2005, the Company filed a Form S-3 registration statement under the Securities Act of 1933 for the sale of 8,750,000 shares of common stock (the “2006 Offering”). The Company filed an amended Form S-3/A on November 18, 2005. The Company is selling 2,000,000 shares of common stock and the selling stockholders identified in the 2006 Offering prospectus are selling an additional 6,750,000 shares. The Company will not receive any of the proceeds from the sale of the shares by the selling stockholders.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

1.   Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 24, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 24, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to Beacon Roofing Supply, Inc., including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

2.   Internal Control over Financial Reporting

(a)   Management’s Annual Report on Internal Control Over Financial Reporting

The management of Beacon is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•        Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•        Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•        Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Beacon’s internal control system was designed to provide reasonable assurance to Beacon’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Beacon’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of September 24, 2005. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of September 24, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Beacon’s Independent Registered Public Accounting Firm has issued a report on our assessment of the Company’s internal control over financial reporting. This report appears below.

(b)   Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Beacon Roofing Supply, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Beacon Roofing Supply, Inc. maintained effective internal control over financial reporting as of September 24, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Beacon Roofing Supply, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Beacon Roofing Supply, Inc. maintained effective internal control over financial reporting as of September 24, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Beacon Roofing Supply, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 24, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beacon Roofing Supply, Inc. as of September 24, 2005 and September 25, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 24, 2005 and our report dated December 6, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
December 6, 2005

(c)   Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 24, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

We have no information to report pursuant to Item 9B.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information about our executive officers and directors and their ages as of December 7, 2005.

Name	Age	Position
Andrew R. Logie	61	Chairman of the Board
Robert R. Buck	58	President and Chief Executive Officer, Director
David R. Grace	46	Chief Financial Officer
C. Eric Swank	36	Senior Vice President, Sales & Marketing
H. Arthur Bellows, Jr.	67	Director
James J. Gaffney	65	Director
Peter M. Gotsch	41	Director
Wilson B. Sexton	68	Director

Each director is elected for a term of one year and serves until a successor is duly elected and qualified or until his or her death, resignation or removal.. Our executive officers are elected by and serve at the discretion of the board of directors. There are no family relationships between any of our directors or executive officers

Robert R. Buck, President and Chief Executive Officer and Director.   Mr. Buck joined us in October 2003. Prior to joining us, he served as President-Uniform Rental Division of Cintas Corporation from July 1997. From 1991 through 1997, he served as Senior Vice President-Midwest Region of Cintas. From 1982 through 1991, he served as Senior Vice President, Finance and Chief Financial Officer of Cintas. Mr. Buck presently serves as a director of Kendle International, Inc. and Multi-Color Corporation, both of which are Nasdaq-traded companies.

David R. Grace, Chief Financial Officer.   Mr. Grace is responsible for financial management of our company and each of our regional subsidiaries. Mr. Grace began his career as a CPA in public accounting with Baril and Smith CPA. He joined Beacon Sales Company as an accountant in 1987. He served in positions of increasing responsibility until he was named CFO at the time that we acquired Beacon Sales Company. Mr. Grace has a degree in accounting from Bentley College in Waltham, Massachusetts.

Andrew R. Logie, Chairman and Director.   Mr. Logie and a group of investors acquired Beacon Sales Company, Inc, in 1984. As its new CEO, he oversaw the growth of the business from three to seven branches, with sales increasing six-fold to $70 million in 1997, prior to its acquisition by Beacon Roofing Supply, Inc. From 1997 to July 2002, he was our Chairman, President and Chief Executive Officer. He was Chairman and Chief Executive Officer from July 2002 to March 2003. Prior to joining Beacon Sales Company, Mr. Logie spent 14 years in the roofing industry, working nine years with Bradco Supply and five years with GAF Corporation. Mr. Logie attended Nichols College in Dudley, Massachusetts.

C. Eric Swank, Senior Vice President, Sales & Marketing.   Mr. Swank is responsible for our company-wide marketing. Prior to joining us in October 2004, Mr. Swank was Assistant Group Vice President from 2003 to 2004 for Cintas Corporation. He also served as Assistant to the Group Vice President from 1998 to 1999 and Director of Training and Development from 2000 to 2002 for Cintas. While at Cintas, Mr. Swank had profit and loss responsibilities for a region which had $215 million in annual revenue and he expanded sales territories through the opening of new locations and strategic acquisitions. Mr. Swank is a graduate of Miami University of Ohio.

H. Arthur Bellows, Jr., Director.   Mr. Bellows became a director in January 2005. Mr. Bellows serves on the board of directors of Hexcel Corporation and as chair of the audit committee and a member of their nominating and corporate governance and compensation committees. He has served as Chairman of

Braeburn Associates, a merchant banking firm, since 1999, and Chairman of The Finance Network, a private financial services firm, since 1999. Mr. Bellows was President, Chief Operating Officer and director of Audits & Surveys Worldwide, Inc., an international market research firm, from 1995 to March 1999 and continued to serve as a director until March 2002.

James J. Gaffney, Director.   Mr. Gaffney became a director in July 2004. From 1997 through 2003, Mr. Gaffney served as Vice Chairman of the Board of Viking Pacific Holdings, Ltd. and Chairman of the Board of Vermont Investments, Ltd., a New Zealand-based conglomerate, and provided consulting services to GS Capital Partners II, L.P. (a private investment fund affiliated with Water Street Corporate Recovery Fund I, L.P. and Goldman, Sachs & Co.), and other affiliated investment funds. Mr. Gaffney presently serves as Chairman of the Board of Directors of Imperial Sugar Company and as a director of SCP Pool Corporation and Carmike Cinemas Inc.

Peter M. Gotsch, Director.   Mr. Gotsch has served as director since 1997. Mr. Gotsch has been a member of Code Hennessy & Simmons LLC since 1997 and employed by its affiliates since 1989. Mr. Gotsch holds a B.A. degree from St. Olaf College and an M.B.A. from Northwestern University. Mr. Gotsch presently serves as the Chairman of the Board of The Hillman Companies, Inc.

Wilson B. Sexton, Director.   Mr. Sexton became a director in October 2004. Mr. Sexton has been the Chairman of the Board and a director of SCP Pool Corporation since 1993. From January 1999 to May 2001, Mr. Sexton also served as Chief Executive Officer of SCP Pool Corporation. Mr. Sexton is a Certified Public Accountant and holds a B.B.A. degree from Southern Methodist University.

Audit Committee

We have a standing audit committee. The audit committee is currently composed of H. Arthur Bellows, Jr., James J. Gaffney and Wilson B. Sexton. Each of the members meets the independence criteria prescribed by applicable law and the rules of the SEC for audit committee membership and is an “independent director” as defined in Nasdaq Marketplace Rule 4200(a)(15). The board has also determined that H. Arthur Bellows is an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5, as applicable, with the SEC. Officers, directors and shareholders owning greater than ten percent of our common stock are required by the SEC regulations to furnish us with copies of all Forms 3, 4 and 5 they file.

Based solely on our review of the copies of these forms received or representations from certain reporting persons that no Form 5 was required, we believe that all of our officers, directors, and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during 2005.

Code of Ethics

We have adopted the Beacon Roofing Supply, Inc. Code of Conduct, a code of ethics that applies to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, Controller, and any other persons performing similar functions. This code of ethics is publicly available on our website at www.beaconroofingsupply.com. If we make any substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, Controller,

or any other persons performing similar functions, we will disclose the date and nature of such amendment or waiver on our website within four business days.

ITEM 11.         EXECUTIVE COMPENSATION

The following table sets forth for the fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003, information concerning the compensation earned by our Chairman, President and Chief Executive Officer, Chief Financial Officer and Senior Vice President, Sales & Marketing (our “Named Executive Officers”) who were serving at the end of our last fiscal year.

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
		Annual Compensation				Securities
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation(3)	Restricted Stock Awards	Underlying Stock Options	All Other Compensation(4)
Andrew R. Logie	2005	$173,921	$—	$1,618	—	—	$8,984
Chairman	2004	$180,556	$—	$2,039	—	—	$17,752
	2003	$193,092	$—	$—	—	—	$22,782
Robert R. Buck(1)	2005	$444,727	$445,000	$267,291	—	—	$24,555
President and Chief	2004	$407,923	$430,000	$69,510	—	408,245	$—
Executive Officer
David R. Grace	2005	$312,039	$150,000	$3,517	—	22,000	$20,456
Chief Financial	2004	$242,022	$135,000	$2,306	—	27,755	$18,662
Officer	2003	$221,040	$90,000	$—	—	50,050	$22,782
C. Eric Swank(2)	2005	$225,962	$60,000	$89,257	—	6,000	$—
Senior Vice President, Sales & Marketing

(1)    Robert Buck was hired in October 2003.

(2)    C. Eric Swank was hired in October 2004.

(3)    Represents company payments for certain vehicle costs. For Robert Buck and Eric Swank, 2005 also includes commuting airfare and housing costs paid by us, as well as relocation cost reimbursements of $140,356 and $60,898, respectively, and associated gross-up payroll tax reimbursements of $87,691 and $21,910, respectively. For Robert Buck, 2004 also includes commuting airfare of $27,014 and housing of $30,254.

(4)    Represents contributions made by us to a 401(k) plan and a profit-sharing distribution.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information concerning grants of stock options made during fiscal year 2005 to the Named Executive Officers. The options were granted at exercise prices equal to fair market value of the underlying stock at the date of the grant.

	Number of Securities Underlying Options	% of Total Options Granted to Employees in	Exercise Price Per	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
Name	Granted(1)	2005(2)	Share	Date	5%	10%
Andrew R. Logie	—	—	—	—	—	—
Robert R. Buck	—	—	—	—	—	—
David R. Grace	22,000	6.3%	$17.80	11/3/2014	$246,275	$624,110
C. Eric Swank	6,000	1.7%	$17.80	11/3/2014	$67,166	$170,212

(1)          Represents options to purchase common stock.

(2)          In 2005, total options granted to employees were 346,500 shares of common stock.

(3)          The dollar amounts set forth in these columns are the result of calculations at the five percent and ten percent rates set forth by the SEC and, therefore, are not intended to forecast possible future appreciation, if any, of the market price of the common stock.

The following table sets forth certain information concerning stock options exercised in 2005 by the Named Executive Officers and unexercised stock options held by them as of September 24, 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

	Number of Shares Acquired on	Value	Number of Securities Underlying Unexercised Options Held at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End ($)(1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Andrew R. Logie	—	$—	192,010	—	$5,860,218	$—
Robert R. Buck	—	$—	408,245	—	$11,541,058	$—
David R. Grace	—	$—	229,828	14,667	$5,826,802	$1,091,629
C. Eric Swank	—	$—	2,000	4,000	$—	$83,760

(1)          The closing price of our common stock on September 24, 2005 was $31.76. Value is calculated by multiplying (a) the difference between the closing sales price and the option exercise price by (b) the number of shares of common stock underlying the option.

Compensation of Directors

Independent members of the board of directors receive an annual retainer of $35,000. All independent directors are also entitled to receive $1,500 for each board meeting attended and $1,000 for each committee meeting as well as $1,000 and $750 for board and committee conference calls, respectively. The chairman of each of the audit committee and compensation committee is entitled to receive an additional $10,000 per year. All fees may be paid in cash or shares of stock, at the choice of the director.

In addition, upon election to the board, each independent director will receive a one-time grant of an option exercisable for 20,000 shares of our common stock. Upon reelection, independent directors will also receive an annual grant of an option exercisable for 7,500 shares. All options become exercisable one year after the date of grant. Exercise prices will be set at fair market value at the date of grant. During fiscal

2005, Wilson B. Sexton and H. Arthur Bellows, Jr. each received a grant of an option exercisable for 20,000 shares and each independent director, upon reelection, received a grant of an option exercisable for 7,500 shares.

We reimburse members of our board of directors for any out-of-pocket expenses they incur in connection with services provided as directors.

Employment Agreement

We entered into an employment agreement with Robert Buck, our President and CEO, with a term that extends through November 19, 2006. It provided for a base salary of $430,000 for fiscal year 2004 and provides for a base salary of $445,000 for fiscal year 2005. After fiscal year 2005, our board will review his base salary annually and may increase (but not decrease) it. Mr. Buck’s employment agreement also entitles him to an annual bonus of up to 100% of base salary, depending on whether we reach the performance target that the board sets near the beginning of each fiscal year. The bonus varies from 0% of base salary (if we achieve 85% or less of the target for that fiscal year) to 100% of base salary (if we achieve 115% or more of the target for that year). In between 85% of the target and 115% of the target, the bonus varies on a straight line basis. The employment agreement also provided that if Mr. Buck relocated his residence at our request before September 30, 2005, we would reimburse him for all expenses incurred for the relocation. Mr. Buck relocated to the Reston, VA area where we now have a corporate office. For the period before he relocated his residence, we agreed to rent an apartment for his use in the Boston area and reimburse him for travel expenses for up to two round trips per month for him and his wife between their primary residence and the Boston area. Mr. Buck also receives a $1,000 per month car allowance. Under his employment agreement, Mr. Buck is entitled to severance equal to 12 months base salary if we terminate his employment without cause, as that term is defined in his employment agreement, or if we are not willing to renew his employment agreement at the end of the term. The employment agreement limits Mr. Buck’s ability to compete with us for 18 months after his employment ends.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of James Gaffney, Peter Gotsch and Wilson B. Sexton. Prior to our initial public offering, Mr. Gotsch was a non-employee officer of the Company. There are no Compensation Committee interlocks.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information regarding the beneficial ownership of our common stock for the following:

  (i)  each shareholder known by us to beneficially own more than 5% of our common stock,

(ii)  each of our directors,

(iii) each executive officer named in the Summary Compensation Table in “Executive Compensation,” and

(iv)  all directors and executive officers as a group.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owners(1)	Shares	Percent
Shareholders owning more than 5% of our common stock:
Code, Hennessy & Simmons III, L.P.(2) 10 South Wacker Drive Chicago, Illinois 60606	7,313,295	27.4%
Scout Capital Partners, L.P.(3) 320 Park Avenue—33rd Floor New York, New York 10022	2,145,000	8.0%
Directors and executive officers:
Robert R. Buck(4)	479,790	1.8%
Andrew R. Logie(5)	1,251,985	4.7
David R. Grace(6)	347,861	1.3
C. Eric Swank(7)	2,000	*
H. Arthur Bellows, Jr.(8)	20,000	*
James J. Gaffney(9)	48,846	*
Peter M. Gotsch(10)	7,313,295	27.4
Wilson B. Sexton(11)	30,000	*
All directors and executive officers as a group (8 persons)	9,493,777	34.4%

*                    Less than 1%

(1)          Information concerning beneficial ownership of shares is as of December 7, 2005. Includes the number of shares that such person has the right to acquire beneficial ownership as of that date and which such person has the right to acquire beneficial ownership of within 60 days thereafter.

(2)          Code Hennessy & Simmons LLC is the general partner of CHS Management III, L.P., which in turn is the general partner of Code, Hennessy & Simmons III, L.P. Code Hennessy & Simmons LLC and CHS Management III, L.P. may be deemed to beneficially own these shares, but disclaim beneficial ownership of shares in which they do not have a pecuniary interest. The investment committee of Code Hennessy & Simmons LLC is composed of Andrew W. Code, Daniel J. Hennessy, Brian P. Simmons, Thomas J. Formolo, Jon S. Vesely and Peter M. Gotsch. Messrs. Code, Hennessy, Simmons, Formolo, Vesely and Gotsch may be deemed to beneficially own these shares due to the fact that they share investment and voting control over shares held by Code, Hennessy & Simmons III, L.P., but disclaim beneficial ownership of shares in which they do not have a pecuniary interest.

(3)          Based on Schedule 13G/A filed by Scout Capital Partners, L.P. on February 14, 2005.

(4)          Includes 408,245 shares issuable upon the exercise of options.

(5)          Includes 192,343 shares issuable upon the exercise of options. Includes 641,432 shares held by the Logie Beacon Limited Partnership over which Mr. Logie shares voting and investment control. Mr. Logie disclaims beneficial ownership of shares held by the Logie Beacon Limited Partnership in which he does not have a pecuniary interest.

(6)          Includes 229,828 shares issuable upon the exercise of options. Includes 1,285 shares over which Mr. Grace shares investment control, but of which Mr. Grace disclaims beneficial ownership.

(7)          Includes 2,000 shares issuable upon the exercise of options.

(8)          Includes 20,000 shares issuable upon the exercise of options.

(9)          Includes 20,000 shares issuable upon the exercise of options. Includes 2,846 shares over which Mr. Gaffney shares investment and voting control, but of which Mr. Gaffney disclaims beneficial ownership.

(10)   Peter Gotsch is a member of the investment committee of Code Hennessy & Simmons LLC, the general partner of CHS Management III, L.P., which in turn is the general partner of Code, Hennessy & Simmons III, L.P. Mr. Gotsch may be deemed to beneficially own the shares owned by Code, Hennessy & Simmons III, L.P., but disclaims beneficial ownership of shares in which he does not have a pecuniary interest.

(11)   Includes 20,000 shares issuable upon the exercise of options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 24, 2005 with respect to compensation plans (including individual compensation arrangements) approved by security holders and under which our equity securities are authorized for issuance.

Equity Compensation Plan Information(1)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	415,150	$17.96	1,784,850
Equity compensation plans not approved by security holders	1,552,849	$2.48	0
Total	1,967,999	$5.74	1,784,850

(1)          See Notes 2 and 11 to the Consolidated Financial Statements in this Form 10-K for additional information regarding our stock-based compensation plans.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Executive officers and directors

William Logie, son of Andrew Logie, is employed by us. His 2005 salary and bonus totaled $270,060.

We lease three buildings for $0.5 million per year from a limited liability company in which Andrew Logie is a member. We believe that the terms of these leases approximate those we would receive in arms-length transactions with unrelated third parties.

Relationship with Code, Hennessy & Simmons III, L.P.

In connection with the initial public offering, we entered into a registration rights agreement with Code, Hennessy & Simmons III, L.P.. The agreement provides that, at the request of Code Hennessy, we will register under the Securities Act any shares of common stock currently held or later acquired by Code Hennessy for sale in accordance with Code Hennessy’s intended method of disposition. Code Hennessy also has the right to include the shares of our common stock that it holds in registrations of common stock that we initiate on our own behalf or on behalf of other stockholders. In connection with the Registration Statement on Form S-3 (Registration No. 333-128919), we are paying any fees and expenses (other than underwriting discounts) associated with the sale of shares of common stock by the selling stockholders, including Code, Hennessy & Simmons III, L.P.

Redemption of 12% subordinated notes payable to related parties

Upon completion of our initial public offering, we used a portion of the proceeds to redeem the 12% subordinated notes payable to related parties and the associated accrued interest. The following affiliate, director and executive officers owned and had notes redeemed having the principal amounts and accrued interest set forth opposite the names.

Code, Hennessy & Simmons III, L.P.	$16,235,357
Andrew Logie	$3,131,992
David Grace	$224,750

Redemption of warrants

Upon completion of our initial public offering, we used a portion of the proceeds to redeem warrants for a net aggregate purchase price of $34.3 million. The following affiliate, director and executive officers owned and had warrants redeemed for the amounts set forth opposite the names.

Code, Hennessy & Simmons III, L.P.	$2,891,134
Andrew Logie	$831,524
David Grace	$94,011

Item 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee’s Pre-Approval and Procedures

The audit committee is responsible for the appointment, compensation, retention and oversight of the work of Ernst & Young LLP, our independent registered public accounting firm. The independent registered public accounting firm reports directly to the audit committee. As part of their responsibility, the Committee established a policy requiring the pre-approval of all audit and permissible non-audit services performed by the registered public accounting firm. In pre-approving services, the audit committee considers whether such services are consistent with the SEC’s rules on auditor independence.

Prior to the engagement of the registered public accounting firm for an upcoming audit/non-audit service period, defined as a twelve-month timeframe, Ernst & Young LLP submits a detailed list of services expected to be rendered during that period as well as an estimate of the associated fees for each of the following four categories of services to the Audit Committee for approval:

Audit Services consist of services rendered by an external auditor for the audit of our annual consolidated financial statements (including tax services performed to fulfill the auditor’s responsibility under generally accepted auditing standards) and internal controls and reviews of financial statements included in Form 10-Qs, and includes services that generally only an external auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Audit-Related Services consist of assurance and related services (e.g. due diligence) by an external auditor that are reasonably related to audit or review of financial statements, including employee benefit plan audits, due diligence related to mergers and acquisitions, and accounting consultations.

Tax Services consist of services not included in Audit Services above, rendered by an external auditor for tax compliance, tax consulting and tax planning.

Other Non-Audit Services are any other permissible work that is not an Audit, Audit-Related or Tax Service.

Circumstances may arise during the twelve-month period when it may become necessary to engage the independent auditor for additional services or additional effort not contemplated in the original pre-approval. In those instances, the audit committee requires specific pre-approval before engaging the independent auditor.

Audit and Non-Audit Fees

The table below summarizes the fees billed by our independent registered public accounting firm, Ernst & Young LLP, for the fiscal years ended September 24, 2005 and September 25, 2004.

Year	Audit	Audit-Related	Tax	All Other	Total
2005	$928,600	$—	$107,000	$—	$1,035,600
2004	$1,419,200	$—	$75,000	$—	$1,494,200

Audit fees include fees for professional services rendered for the audit of our annual consolidated financial statements and, beginning in fiscal 2005, the audit of our internal controls and the reviews of the interim financial statements included in our Forms 10-Q. For 2005, the audit fees include $107,600 for services performed in connection with the filings of our Forms S-3 and S-8. For 2004, the audit fees also include fees of $995,200 associated with Ernst & Young’s work on our initial public offering and the related filings with the SEC.

There were no audit-related fees for fiscal 2005 and 2004.

Tax fees represent professional services related to tax compliance and consulting.

The audit committee has considered the compatibility of the provision of services covered by the two preceding paragraphs with the maintenance of the principal accountant’s independence from the Company and has determined that the provision of such services is not incompatible with the maintenance of such independence.

The audit committee annually reviews the performance of the independent auditors and the fees charged for their services.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           (1)   Financial Statements

The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report:

•        Report of Independent Registered Public Accounting Firm

•        Consolidated Balance Sheets as of September 24, 2005 and September 25, 2004

•        Consolidated Statements of Operations for the years ended September 24, 2005, September 25, 2004, and September 27, 2003

•        Consolidated Statements of Stockholders’ Equity for the years ended September 24, 2005, September 25, 2004, and September 27, 2003.

•        Consolidated Statements of Cash Flows for the years ended September 24, 2005, September 25, 2004, and September 27, 2003

•        Notes to Consolidated Financial Statements

(2)         Financial Statement Schedules

Financial statement schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

(3)         Exhibits

Exhibits are set forth on the attached exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACON ROOFING SUPPLY, INC. (REGISTRANT)
By:	/s/ DAVID R. GRACE
David R. Grace Chief Financial Officer

Date:	December 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ ROBERT R. BUCK	President, Chief Executive Officer	December 8, 2005
Robert R. Buck	and Director
/s/ ANDREW R. LOGIE	Chairman of the Board and Director	December 8, 2005
Andrew R. Logie
/s/ DAVID R. GRACE	Chief Financial Officer and Chief	December 8, 2005
David R. Grace	Accounting Officer
/s/ H. ARTHUR BELLOWS, JR.	Director	December 8, 2005
H. Arthur Bellows, Jr.
/s/ JAMES J. GAFFNEY	Director	December 8, 2005
James J. Gaffney
/s/ PETER M. GOTSCH	Director	December 8, 2005
Peter M. Gotsch
/s/ WILSON B. SEXTON	Director	December 8, 2005
Wilson B. Sexton

INDEX TO EXHIBITS

EXHIBIT

EXHIBIT NUMBER
3.1

Second Amended and Restated Certificate of Incorporation of Beacon Roofing Supply, Inc. (incorporated herein by reference to Exhibit 3.1 to Beacon Roofing Supply, Inc.’s annual report on Form 10-K for the year ended September 25, 2004)

3.2

Amended and Restated By-Laws of Beacon Roofing Supply, Inc. (incorporated herein by reference to Exhibit 3.2 to Beacon Roofing Supply, Inc.’s annual report on Form 10-K for the year ended September 25, 2004)

4.1

Form of Specimen Common Stock Certificate of Beacon Roofing Supply, Inc. (incorporated herein by reference to Exhibit 4.1 to Beacon Roofing Supply, Inc.’s Registration Statement on Form S-1 (Registration No. 333-116027))

10.1

Form of Registration Rights Agreement by and between Beacon Roofing Supply, Inc. and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 10.1 to Beacon Roofing Supply, Inc.’s Registration Statement on Form S-1 (Registration No. 333-119747))

10.2

Employment Agreement dated as of October 20, 2003 by and between Robert Buck and Beacon Sales Acquisition, Inc. d/b/a Beacon Sales Company (incorporated herein by reference to Exhibit 10.2 to Beacon Roofing Supply, Inc.’s Registration Statement on Form S-1 (Registration No. 333-119747))*

10.3

Amendment to Employment Agreement dated as of May 19, 2004 by and between Robert Buck and Beacon Sales Acquisition, Inc. d/b/a Beacon Sales Company (incorporated herein by reference to Exhibit 10.3 to Beacon Roofing Supply, Inc.’s Registration Statement on Form S-1 (Registration No. 333-119747))*

10.4

Chief Executive Securities Agreement dated as of August 21, 1997 by and between Beacon Roofing Supply, Inc. (formerly known as Beacon Holding Corporation), Andrew Logie and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 10.4 to Beacon Roofing Supply, Inc.’s Registration Statement on Form S-1 (Registration No. 333-119747))

10.5

Executive Securities Agreement dated as of October 20, 2003 by and between Beacon Roofing Supply, Inc., Robert Buck and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 10.5 to Beacon Roofing Supply, Inc.’s Registration Statement on Form S-1 (Registration No. 333-119747))

10.6

Amendment to Executive Securities Agreement dated as of January 28, 2004 by and between Beacon Roofing Supply, Inc., Robert Buck and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 10.6 to Beacon Roofing Supply, Inc.’s Registration Statement on Form S-1 (Registration No. 333-119747))

10.7	1998 Stock Plan (incorporated herein by reference to Exhibit 4.1 to Beacon Roofing Supply, Inc.’s Registration Statement on Form S-8 (Registration No. 333-119747))*
10.8	2004 Stock Plan (incorporated herein by reference to Exhibit 4.2 to Beacon Roofing Supply, Inc.’s Registration Statement on Form S-8 (Registration No. 333-119747))*
10.9

Amended and Restated Special Purchase Option Agreement dated January 28, 2004 by and between Beacon Roofing Supply, Inc. and Robert Buck (incorporated herein by reference to Exhibit 10.10 to Beacon Roofing Supply, Inc.’s Registration Statement on Form S-1 (Registration No. 333-116027))

10.10

Third Amended and Restated Loan and Security Agreement dated as of October 14, 2005, among Beacon Sales Acquisition, Inc., the Domestic Subsidiaries of Beacon Sales Acquisition, Inc. named therein, General Electric Capital Corporation, the financial institutions party thereto, GECC Capital Markets Group, Inc., JP Morgan Chase Bank, N.A., Wachovia Capital Financial Corp. (Central) and The CIT Group/Business Credit, Inc., (incorporated herein by reference to Exhibit 10.1 to Beacon Roofing Supply, Inc.’s current report on Form 8-K filed on October 18, 2005).

10.11

Third Amended and Restated Loan and Security Agreement, dated as of October 14, 2005, among Beacon Roofing Supply Canada Company, GE Canada Finance Holding Company, and the financial institutions party thereto (incorporated herein by reference to Exhibit 10.2 to Beacon Roofing Supply, Inc.’s current report on Form 8-K filed on October 18, 2005).

10.12

Amendment of Chief Executive Securities Agreement, dated as of September 20, 2004 by and among the Company, Andrew R. Logie, and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 99.1 to Beacon Roofing Supply, Inc.’s current report on Form 8-K filed September 24, 2004)

10.13

Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for executive officers who are not directors (incorporated by reference to Exhibit 10.18 to Beacon Roofing Supply, Inc.’s annual report on Form 10-K for the year ended September 25, 2004)*

10.14

Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for employee directors (incorporated by reference to Exhibit 10.19 to Beacon Roofing Supply, Inc.’s annual report on Form 10-K for the year ended September 25, 2004)*

10.15

Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for non-employee directors (incorporated by reference to Exhibit 10.20 to Beacon Roofing Supply, Inc.’s annual report on Form 10-K for the year ended September 25, 2004)*

10.16	Description of Management Cash Bonus Plan*
21	Subsidiaries of Beacon Roofing Supply, Inc.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Compensatory plan or arrangement.