Form 10-Q
period 2005-12-31
BEACON ROOFING SUPPLY INC
filed 2006-02-09
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large Accelerated Filer  ☐                Accelerated Filer  ☒        Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

As of February 1, 2006, there were 28,929,985 outstanding shares of the registrant’s common stock, $.01 par value per share.

BEACON ROOFING SUPPLY, INC.

Form 10-Q

For the Quarter Ended December 31, 2005

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

Signature Page

Index to Exhibits

BEACON ROOFING SUPPLY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	December 31, 2005	December 31, 2004	September 24, 2005
	(Dollars in thousands)
Assets
Current assets:
Cash	$7,262	$4,900	$—
Accounts receivable, less allowance of $9,279 at December 31, 2005, $3,511 at December 31, 2004, and $4,104 at September 24, 2005 for doubtful accounts	155,414	93,194	123,345
Inventories	152,376	82,750	82,423
Prepaid expenses and other assets	35,367	22,140	20,106
Deferred income taxes	10,686	3,228	4,339

Total current assets	361,105	206,212	230,213

Property and equipment, net	48,826	27,367	31,767
Goodwill, net	182,333	104,375	108,553
Other assets	42,242	13,196	13,904

Total assets	$634,506	$351,150	$384,437

Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft	$—	$—	$3,557
Borrowings under revolving lines of credit	—	52,178	—
Accounts payable	109,541	73,723	70,158
Accrued expenses	54,013	36,359	29,146
Current portions of long-term debt and capital lease obligations	24,823	6,158	6,348

Total current liabilities	188,377	168,418	109,209

Borrowings under revolving lines of credit	118,981	—	63,769
Senior notes payable and other obligations, net of current portion	56,167	21,825	20,156
Deferred income taxes	20,149	8,819	10,890
Long-term obligations under capital leases, net of current portion	4,334	895	1,668

Commitments and contingencies

Stockholders’ equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 29,150,409 issued in December of 2005, 26,591,988 issued in December of 2004 and 26,911,573 issued in September of 2005	292	266	269
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	196,807	140,067	142,173
Deferred compensation	—	(517)	—
Treasury stock (232,861 shares in December of 2005, December of 2004 and September of 2005)	(515)	(515)	(515)
Retained earnings	44,958	7,876	32,050
Accumulated other comprehensive income	4,956	4,016	4,768
Total stockholders’ equity	246,498	151,193	178,745

Total liabilities and stockholders’ equity	$634,506	$351,150	$384,437

Note: The balance sheet at September 24, 2005

has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

Unaudited	Three Months Ended December 31,
(Dollars in thousands, except per share data)	2005	2004

Net sales	$339,885	$199,190
Cost of products sold	256,178	148,844

Gross profit	83,707	50,346

Operating expenses (include stock-based compensation expense of $598 in 2005 and $173 in 2004)	57,995	33,013

Income from operations	25,712	17,333

Other expense:
Interest expense	4,019	892
Loss on early retirement of debt	—	915

	4,019	1,807

Income before income taxes	21,693	15,526
Income taxes	8,785	6,783

Net income	$12,908	$8,743

Net income per share:
Basic	$0.48	$0.33

Diluted	$0.46	$0.32

Weighted average shares used in computing net income per share:
Basic	27,054,738	26,359,127

Diluted	27,947,550	27,303,725

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

	Three Months ended December 31,
	2005	2004
	Unaudited
	(In thousands)
Operating activities:
Net income	$12,908	$8,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,708	1,810
Stock-based compensation	598	173
Loss on early retirement of debt	—	915
Unrealized loss on interest rate collar	244	—
Deferred income taxes	258	—
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	18,558	12,215
Inventories	(15,591)	(7,167)
Prepaid expenses and other assets	(4,807)	(3,526)
Accounts payable and accrued expenses	6,004	(408)
Net cash provided by operating activities	22,880	12,755

Investing activities:
Purchases of property and equipment, net of sales proceeds	(184)	(910)
Acquisition of businesses, net of cash acquired	(173,130)	(30,357)
Net cash used in investing activities	(173,314)	(31,267)

Financing activities:
Borrowings under revolving lines of credit	55,182	7,278
Borrowings (repayments) under senior notes payable, and other	53,861	(912)
Repurchase of warrants	—	(34,335)
Repayments of junior subordinated notes	—	(17,986)
Repayments of subordinated notes payable to related parties	—	(29,442)
Net proceeds from sale of common stock	51,569	102,765
Proceeds from exercises of options	754	—
Deferred financing costs	(1,856)	(238)
Income tax benefit from stock-based compensation deductions in excess of recognized compensation cost	1,736	—
Net cash provided by financing activities	161,246	27,130

Effect of exchange rate changes on cash	7	(24)

Net increase in cash	10,819	8,594
Cash (overdraft) at beginning of year	(3,557)	(3,694)

Cash at end of period	$7,262	$4,900

Non-cash transactions
Capital lease additions	$3,251	$—

The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Beacon Roofing Supply, Inc. (the Company, which may be referred to as we, us or our) prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. The balance sheet as of December 31, 2004 has been presented for a better understanding of the impact of seasonal fluctuations on our financial condition.

In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The results for the three-month period ended December 31, 2005 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2006 (“2006”).

The Company’s fiscal year ends on the close of business on the last Saturday in September of each year. Except for the fourth quarter of 2005, each of the Company’s 2006 and 2005 quarters ends on the last day of the respective third calendar month.

We completed our initial public offering (“IPO”) on September 22, 2004 and received the net IPO proceeds on September 28, 2004. In connection with the associated early retirement of debt paid with the proceeds, we recorded a $0.9 million loss in the first quarter of 2005.

On December 16, 2005, the Company sold two million shares of common stock at $27.50 per share in a public offering. Selling stockholders also sold shares in the offering. The net proceeds to the Company from this offering, after all associated expenses, totaled approximately $51.6 million and were used for the pay down of revolver borrowings. The Company did not receive any proceeds from the sales by the selling stockholders.

You should also read the financial statements and notes included in our 2005 Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in that Annual Report.

2. Earnings Per Share

We calculate basic income per share by dividing the net income by the weighted average number of common shares outstanding. Diluted net income per share includes the dilutive effects of stock awards. As discussed in Note 1, the Company sold two million additional shares of common stock in December 2005.

The following table reflects the calculation of weighted-average shares outstanding for each period presented:

	Three Months Ended December 31,
	2005	2004

Weighted-average common shares outstanding for basic	27,054,738	26,359,127
Dilutive effect of employee stock options	892,812	944,598

Weighted-average shares assuming dilution	27,947,550	27,303,725

3. Stock-Based Compensation

Effective September 25, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payments, using the modified prospective transition method.  Prior to 2006, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  As a result, no compensation expense was previously recognized for stock options granted to employees after the Company’s IPO because all such stock options granted had exercise prices equal to the market value of the Company’s stock on the date of the grant.

Under the modified prospective transition method, compensation expense recognized in the first quarter included: (a) compensation cost for all unvested share-based awards granted prior to September 25, 2005, based on the grant date fair value estimated in accordance with SFAS 123, Accounting For Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to September 24, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. Results of prior periods have not been restated. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation.  In addition, SFAS 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. The excess tax benefit classified as a financing activity would have been classified as an operating inflow if the company had not adopted SFAS 123R.

Compensation cost arising from stock options granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of December 31, 2005, there was $5.8 million of total unrecognized compensation cost related to stock options.  That cost is expected to be recognized over a period of 2.8 years.  For the three months ended December 31, 2005, the Company’s total stock-based compensation expense was $0.6 million ($0.4 million net of tax).  Included in this total stock-based compensation expense was incremental expense of $0.2 million ($0.1 million net of tax) for options granted during the quarter ended December 31, 2005. The effect of adopting SFAS 123R on net income and net income per share was not material.

The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for the three months ended December 31, 2004 as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to 2006, under those plans and consistent with SFAS 123R:

Unaudited (Dollars in thousands, except per share data)	Three Months Ended December 31, 2004

Net income, as reported	$8,743

Add: stock-based compensation, net of tax	104

Less: stock-based compensation expense determined under fair value method, net of tax	(271)

Pro forma net income	$8,576

Basic earnings per share:
As reported	$0.33
Pro forma	$0.33

Diluted earnings per share:
As reported	$0.32
Pro forma	$0.31

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first quarter of 2006 and 2005:

	Three Months Ended December 31,
	2005	2004
Risk free interest rate	4.49%	3.70%
Expected life	5.0 years	5.0 years
Expected volatility	45.0%	45.0%
Expected dividend yield	0%	0%

Expected life of the options granted and expected volatilities are based on the expected life and historical volatilities of the stocks of comparable public companies and other factors.  An estimated annual forfeiture rate of 8.0% was utilized in valuing the options granted in the first quarter of 2006 and 2005.

The following table summarizes stock options outstanding as of December 31, 2005 as well as activity during the three months then ended:

	Shares	Range of Exercise Prices	Weighted- Average Exercise Price

Outstanding at September 24, 2005	1,967,999	$0.44 - $21.27	$5.74
Granted	374,125	27.95	27.95
Exercised	(238,836)	0.44 - 17.80	3.16
Forfeited	(1,333)	17.80 - 27.95	20.40
Outstanding at December 31, 2005	2,101,955	$0.44 - 27.95	$9.99

Exercisable at December 31, 2005	1,457,396	$0.44 - 17.80	$3.80

At December 31, 2005, the weighted-average remaining contractual life of options outstanding and exercisable was 7.6 years and 6.7 years, respectively.

At December 31, 2005, the aggregate intrinsic value of options outstanding and options exercisable was $39.4 million and $36.3 million, respectively.  (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.)  The weighted-average grant date fair value of stock options granted during the three months ended December 31, 2005 and 2004 was $12.67 and $7.85, respectively.  The intrinsic value of stock options exercised during the three months ended December 31, 2005 was $5.6 million.  There were no options exercised during the three months ended December 31, 2004. At December 31, 2005, the Company had $4.1 million of excess tax benefits available for deferred tax write-offs related to option accounting.

4. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income In our case, these consist of foreign currency translation gains or losses as follows:

Unaudited	Three Months Ended December 31,
(Dollars in thousands, except per share data)	2005	2004

Net income	$12,908	$8,743

Foreign currency translation adjustment	188	1,267

Comprehensive income	$13,096	$10,010

5. Acquisitions

SDI Holding, Inc.

On October 14, 2005, we purchased 100% of the outstanding stock of SDI Holding, Inc. (“Shelter”), a distributor of roofing and other building products with 51 branches in 14 states at the time of the acquisition. This purchase was funded through our U.S. revolving line of credit.Based upon Shelter’s final performance for the 2005 calendar year, the sellers may also qualify for an earn-out payment of up to $10 million, which would be payable during the second quarter of the Company’s 2006 fiscal year. Shelter had net sales of $342.4 million (unaudited) for the year ended December 31, 2005. We have included the results of operations for Shelter from the date of acquisition and applied preliminary purchase accounting as of the date of acquisition, which resulted in recorded goodwill of $71.4 million as follows (in 000’s):

Net assets	$68,771
Non-compete	842
Customer relationships	25,852
Goodwill	71,407

Purchase price	$166,872

Supplemental Pro Forma Information - Unaudited

The unaudited pro forma summary information below for the quarters ended December 31, 2005 and December 31, 2004,  gives effect to the acquisition of Shelter as if the acquisition had occurred at the beginning of those periods and is after giving effect to certain adjustments, including amortization of the intangibles subject to amortization and related income taxes. The unaudited pro forma summary information is not necessarily indicative of the financial results that would have occurred if the Shelter acquisition had been consummated at the beginning of those quarters, nor is it necessarily indicative of the financial results which may be attained in the future.

The proforma summary information is based upon available information and upon certain assumptions that the Company’s management believes are reasonable. As mentioned above, the Shelter acquisition is being accounted for using the purchase method of accounting. The allocation of the purchase price is preliminary. Final amounts could differ from those reflected in the pro forma summary information and such differences could be significant.

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended
	December 31, 2005	December 31, 2004

Net sales	$355,708	$265,062
Net income	$12,368	$7,752
Net income per common share:
Basic	$0.46	$0.29
Diluted	$0.44	$0.28

Easton Wholesale, Inc.

On November 23, 2005, we purchased certain assets of Easton Wholesale, Inc. (“Easton”), a distributor of building products located in Easton, Maryland.  This purchase was funded through our U.S. revolving line of credit. Easton had net sales of $9.3 million (unaudited) for the year ended December 31, 2004. We have included the results of operations for Easton from the date of acquisition and applied preliminary purchase accounting as of the date of acquisition, which resulted in recorded goodwill of $2.2 million and $1.3 million of other intangible assets.

Commercial Supply, Inc.

On September 1, 2005, we purchased certain assets of Commercial Supply, Inc. (“CSI”), a distributor of building products located in western Massachusetts.  This purchase was funded through our U.S. revolving line of credit. CSI had net sales of $1.4 million (unaudited) for the year ended December 31, 2004. We have included the results of operations for CSI from the date of acquisition and applied preliminary purchase accounting as of the date of acquisition, which resulted in recorded goodwill of $421 and $314 of other intangible assets.

Insulation Systems, Inc. of Virginia

On April 26, 2005, we purchased certain assets of Insulation Systems, Inc. of Virginia (“ISI”), a distributor of roofing and other building products with two branches in Virginia. This purchase was funded through our U.S. revolving line of credit. ISI had net sales of $19 million (unaudited) for the year ended December 31, 2004. We have included the results of operations for ISI from the date of acquisition and applied preliminary purchase accounting as of the date of acquisition, which resulted in recorded goodwill of $3.3 million and $1.3 million of other intangible assets.

JGA Corp.

On December 15, 2004, we purchased 100% of the outstanding stock of JGA Corp. (“JGA”), a distributor of roofing and other building products with eight branches in Georgia and Florida at the time of our acquisition. This purchase was funded through our U.S. revolving line of credit. JGA had net sales of $74 million (unaudited) for the year ended December 31, 2003. We have included the results of operations for JGA from the date of acquisition and applied purchase accounting as of the date of acquisition, which resulted in recorded goodwill of $9.7 million and $11.4 million of other intangible assets.

6. Stock Options

During the first three months of 2006, we granted options to purchase 374,125 shares of common stock under our 2004 Stock Plan at a closing price of $27.95 per share on the date of the grant (see also Note 3).  We also issued 128,447, 100,000 and 10,389 shares of common stock under exercises of options under our 1998 Stock Plan, special CEO option agreement and 2004 Stock Plan, respectively. As of December 31, 2005, there were remaining options to purchase 1,412,058 shares of common stock available for grant under the 2004 Stock Plan.

7. Debt

Effective October 14, 2005, the Company and its lenders in connection with the purchase of Shelter (Note 5) amended and restated the senior secured credit facilities (revolving lines of credit and term loans). The amendment extends the maturity date of the facilities to October 14, 2010, lowers the interest rates charged, increases the revolving lines of credit and term loans to totals of $230 and $80 million, respectively, and extends the installment schedule of the term loans so that the final payment is due on October 14, 2010. In addition, the amendment expands the criteria for acquisitions which do not require lender consent and includes an option of increasing the revolving lines of credit by an additional $50 million (see Note 10). The amendment also increased the amount of allowed annual capital expenditures to 1.5% of net sales.

The borrowings under the amended facilities continue to be collateralized by substantially all of the Company’s assets and are subject to certain operating and financial covenants, which, among other things, restrict the payment of dividends. The senior secured credit facilities have numerous restrictive covenants, including required fixed charge coverage ratios.

8. Foreign Sales

Foreign (Canadian) sales totaled $25.5 million in the three months ended December 31, 2005 and $25.2 million in the three months ended December 31, 2004.

9. Financial Derivatives

The Company enters into interest rate derivative agreements, commonly referred to as swaps or collars, with the objective of reducing volatility in our borrowing costs.  At December 31, 2005, we had one interest rate collar effectively converting the variable LIBOR component on a portion of our term loans to a fixed rate.  That collar has a notional amount of $75 million, expires in November 2008, and has a floor rate of 4.33% and a cap rate of 5.85%.  The fair market value of the agreement resulted in a liability of approximately $0.2 million at December 31, 2005, which was determined based on current interest rates and expected trends.  Since these instruments do not quality as hedges, changes in the unrealized gain or loss are recorded in interest expense.  The differentials to be paid or received under the terms of the agreement are accrued as interest rates change and are recognized as an adjustment to interest expense related to the debt.  In January 2006, we entered into another interest rate collar with a notional amount of $75 million that expires in January 2008 and has a floor rate of 4.54% and cap rate of 5.09%.

10. Subsequent Events

In January 2006, the Company purchased certain assets of C&S Roofing Materials, Inc., doing business as Pacific Supply Company (“Pacific”), a west coast distributor of roofing and other building products, and Mississippi Roofing Supply, Inc. (“MRS”) and Alabama Roofing Supply, LLC (“ARS”), affiliated companies which distribute roofing and other building products, primarily in Mississippi and Alabama. The combined purchase price of these two separate acquisitions was approximately $104 million and was funded through our U.S. revolving line of credit. Pacific had net sales of $53 million (unaudited) for the year ended December 31, 2005 and MRS and ARS together generated net sales of $76 million (unaudited) for the year ended December 31, 2005. The Company will include the results of operations of Pacific, MRS and ARS in its financial results from the date of the acquisitions and apply purchase accounting as of the dates of the acquisitions.

In January 2006, the Company and its lenders agreed to increase the revolving lines of credit by an additional $50 million and amend the term loans to provide for additional loans totaling $10 million that were added to our current term loans. The lenders also agreed to waive certain minimum availability levels related to the January 2006 acquisitions. None of the other terms of the revolving lines of credit and term loans were changed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2005 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2006” refer to the three months (first quarter) ended December 31, 2005 of our fiscal year ending September 30, 2006 and all references to “2005” refer to the three months (first quarter) ended December 31, 2004 of our fiscal year ended September 24, 2005.

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

As of December 31, 2005, we distributed up to 8,500 SKUs through 138 branches in the United States and Canada.  We had approximately 2,160 employees at that time, including our sales and marketing team of approximately 540 employees. In fiscal year 2005, approximately 90% of our net sales were in the United States. We stock one of the most extensive assortments of high-quality branded products in the industry, enabling us to deliver products to our customers on a timely basis.

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

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers and introducing new products) and acquisition growth.  Our main acquisition strategy is to target market leaders in geographic areas that we presently do not service. Our October 2005 acquisition of SDI Holding, Inc. (“Shelter”) reflects this approach. Shelter is a leading distributor of roofing and other building materials, currently with 53 branches in the Southeast, Midwest and Central Plains regions of the United States, growing areas targeted by us for expansion.  In addition, we also acquire smaller companies to supplement branch openings within existing markets. Our November 2005 acquisition of Easton Wholesale Company, Inc. (“EWI”), which was integrated into our region in the Mid-Atlantic, is an example of such an acquisition.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of net sales for the periods presented.

	Three Months Ended December 31,
	2005	2004

Net sales	100.0%	100.0%
Cost of products sold	75.3	74.7

Gross profit	24.7	25.3

Operating expenses	17.1	16.6

Income from operations	7.6	8.7
Interest expense	(1.2)	(0.4)
Loss on early retirement of debt	—	(0.5)

Income before income taxes	6.4	7.8
Income taxes	(2.6)	(3.4)

Net income	3.8%	4.4%

In managing our business, we consider all growth, including branch expansion, to be internal growth unless it results from an acquisition. When we refer to growth in existing markets in our discussion and analysis of financial condition and results of operations, we include growth from existing and newly-opened branches but exclude growth from acquired branches until they have been under our ownership for at least one full fiscal year. At December 31, 2005, 72 branches were included in our existing market calculations and 66 branches were excluded because they were acquired during or after fiscal year 2005. Acquired markets (Note 5) for 2006 include Shelter, EWI, JGA, ISI and CSI, while acquired markets for 2005 represent only a partial month’s operations for JGA.

Three Months Ended December 31, 2005 (“2006”) Compared to the Three Months Ended December 31, 2004 (“2005”)

Existing and Acquired Markets

For the Three Months Ended

	Existing Markets December 31,		Acquired Markets December 31,		Consolidated December 31,
(In 000’s)	2005	2004	2005	2004	2005	2004

Net sales	$223,167	$195,257	$116,718	$3,933	$339,885	$199,190

Gross profit	57,505	49,772	26,202	574	83,707	50,346
Gross margin	25.8%	25.5%	22.4%	14.6%	24.6%	25.3%

Operating expenses	36,126	32,374	21,869	639	57,995	33,013
Operating expenses as a % of net sales	16.2%	16.6%	18.7%	16.2%	17.1%	16.6%

Operating income (loss)	$21,379	$17,398	$4,333	$(65)	$25,712	$17,333
Operating margin	9.6%	8.9%	3.7%	-1.7%	7.6%	8.7%

Net Sales

Consolidated net sales increased $140.7 million, or 70.6%, to $339.9 million in 2006 from $199.2 million in 2005. Existing markets saw internal growth of $27.9 million or 14.3%, while acquired markets contributed the remaining increase of $112.8 million. We did not open any new branches in existing markets during 2006 or 2005, but we did open two new branches in acquired markets in 2006.  For 2006, our acquired markets had combined product group sales of $70.7, $16.2 and $29.8 million in residential roofing products, non-residential roofing products and complementary building products, respectively, while the product group sales for our existing markets were as follows:

For the Three Months Ended

	December 31, 2005		December 31, 2004		Growth
	(dollars in millions)

Residential roofing products	$90.7	40.7%	$78.7	40.3%	$12.0	15.2%
Non-residential roofing products	81.8	36.6	71.2	36.5	10.6	14.9
Complementary building products	50.7	22.7	45.4	23.2	5.3	11.7

	$223.2	100.0%	$195.3	100.0%	$27.9	14.3%

Note: Total 2006 existing market sales of $223.2 million plus 2006 sales from acquired markets of $116.7 million equal $339.9 million of total 2006 sales. Total 2005 existing market sales of $195.3 million plus 2005 sales from JGA of $3.9 million equal the total 2005 sales of $199.2 million.  We believe the existing market information is useful to investors because it helps explain organic growth.

Our first-quarter existing market growth was due primarily to the following factors:

•              overall estimated price increases of approximately 6%-8% compared to 2005;

•              strong residential roofing demand, especially in the southeast and Gulf areas;

•              five new branches opened in existing markets since December 31, 2004;

•              strong non-residential roofing demand, although not at the level experienced in the prior year; and

•              continued high home remodeling demand.

Gross Profit

For the Three Months Ended

	December 31, 2005	December 31, 2004	Change
	(dollars in millions)

Gross profit	$83.7	$50.3	$33.4		66.4%

Gross margin	24.6%	25.3%		-0.7%

Our existing markets’ gross profit grew 15.5% and contributed $7.7 million to the total gross profit increase, while acquired markets accounted for the remaining $25.7 million increase.  Existing markets’ gross margin was 25.8% in 2006 compared to 25.5% in 2005, as we saw a slight increase in vendor incentive rebates and improved pricing in certain regions.  Due to their product mix, JGA and ISI have lower gross margins than our existing markets and this has lowered our overall consolidated gross margin. We expect our future quarterly gross margins to fluctuate from 24% to 26% depending primarily on our product mix.

Operating Expenses

For the Three Months Ended

	December 31, 2005	December 31, 2004	Change
	(dollars in millions)

Operating expenses	$58.0	$33.0	$25.0		75.8%

Operating expenses as a % of sales	17.1%	16.6%		0.5%

Our existing markets’ operating expenses increased $3.8 million, or 11.6%, to $36.1 million in 2006 from $32.4 million in 2005, while acquired markets accounted for the remaining $21.2 million increase. The existing markets’ operating expense increase was due primarily to increased payroll and related costs of $1.8 million and a higher provision for bad debts of $0.8 million. Most of the increase in payroll costs was driven by our increased sales volume and five new branches opened in existing markets since December 31, 2004. Existing markets’ transportation costs increased $0.5 million in 2006 compared to 2005, as a result of the higher sales volume and higher fuel costs. Selling expenses in our existing markets, excluding depreciation and payroll costs, increased by $0.8 million due to the additional branches and increased sales volume.  Depreciation expense increased by $0.4 million from 2005 to 2006.

As a percentage of net sales, overall operating expenses increased to 17.1% in 2006 from 16.6% in 2005, primarily due to Shelter’s higher operating expenses as a percentage of sales. Existing markets’ operating expenses as a percentage of net sales dropped to 16.2% from 16.6%, primarily due to the leveraging of our fixed costs over the higher sales volume.

Interest Expense

Interest expense increased $3.1 million to $4.0 million in 2006 from $0.9 million in 2005. We amended our revolving lines of credit and term loans in connection with the Shelter acquisition and increased our borrowings accordingly. Interest rates also increased from the prior year.

Loss on Early Retirement of Debt

On September 28, 2004, we used a portion of the proceeds from our IPO to pay off the remaining junior subordinated notes.  In connection with the associated early retirement of debt, we recorded a $0.9 million loss in 2005.

Income Taxes

Income tax expense was $8.8 million in 2006 compared to $6.8 million in 2005. We have estimated our fiscal 2006 effective income tax rate to be 40.5%, while our effective income tax rate was 43.7% for the first quarter of fiscal 2005.   The decrease is due to the strong earnings from our Canadian subsidiary, which has enabled us to use a more favorable tax credit for foreign taxes. In addition, due to the strong earnings throughout our domestic regions and having no unusable losses in any state, we experienced a drop in our overall effective state income tax rate.

Seasonality and quarterly fluctuations

In general, sales and net income are highest during our first, third and fourth fiscal quarters, which represent the peak months of construction, especially in our branches in the northeastern U.S. and in Canada. Our sales are substantially lower during the second quarter, when we historically have incurred low net income levels or net losses. These quarterly fluctuations have diminished as we have diversified into the southern regions of the United States.

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

Certain quarterly financial data

The following table sets forth certain unaudited quarterly data for the fiscal years 2006 and 2005 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

(dollars in millions, except per share data)	Fiscal 2006	Fiscal 2005
(unaudited)	Qtr 1	Qtr 1	Qtr 2	Qtr 3	Qtr 4

Net sales	$339.9	$199.2	$172.1	$248.5	$231.2
Gross profit	83.7	50.3	41.4	59.7	55.8
Income from operations	25.7	17.3	5.5	20.2	17.7
Net income	$12.9	$8.7	$2.4	$11.3	$10.4

Quarterly sales as % of year’s sales	—	23.4%	20.2%	29.2%	27.2%
Quarterly gross profit as % of year’s gross profit	—	24.3	20.0	28.8	26.9
Quarterly income from operations as % of year’s income from operations	—	28.5%	9.1%	33.3%	29.2%

Liquidity and capital resources

We had cash of $7.3 million at December 31, 2005, compared to cash of $4.9 million at December 31, 2004 and a cash overdraft of $3.6 million at September 24, 2005. Our working capital was $172.7 million at December 31, 2005 compared to working capital of $37.8 million at December 31, 2004 and $121.0 million at September 24, 2005.

2006 compared to 2005

Our net cash provided by operating activities was $22.9 million for 2006 compared to $12.8 million for 2005. Our sales growth drove our income from operations to $25.7 million in 2006 from $17.3 million in 2005. Inventory levels, exclusive of the effects of businesses acquired, increased by $15.6 million, mostly due to eight new branches opened (including three opened in acquired markets) since December 31, 2004 and anticipation of a continued strong sales growth rate. Inventory turns stayed relatively constant in 2006 compared to 2005. The cash impact from the growth in inventory was more than offset by a seasonal decrease in accounts receivable, exclusive of the effects of businesses acquired. The number of days outstanding for accounts receivable, based upon sales for the first quarter, declined slightly in 2006.

Net cash used in investing activities in 2006 was $173.3 million compared to $31.3 million in 2005 due primarily to the acquisition of Shelter for an aggregate net purchase price of $166.9 million. Net capital expenditures declined in 2006 due to the use of new capital lease financings of $3.3 million for new transportation and warehouse equipment to service our growth.

Net cash provided by financing activities was $161.2 million in 2006 compared to $27.1 million in 2005. The net cash provided by financing activities in 2006 reflects borrowings under our revolving lines of credit and term loans, primarily for the Shelter acquisition, and net proceeds of $51.6 million from the public sale of two million shares of common stock in December 2005 (Note 1). The net cash provided by financing activities in 2005 primarily reflected the proceeds from our IPO less the associated warrant redemption and debt payments.

Capital Resources

Our principal source of liquidity at December 31, 2005, was our available borrowings of $97.7 million under revolving lines of credit. Our borrowing base availability is determined primarily by trade accounts receivable and product inventory levels. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets at December 31, 2005 and September 24, 2005 were classified as long-term liabilities and at December 31, 2004 as current liabilities in accordance with EITF Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Arrangements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

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

We believe we have adequate availability of capital to fund our present operations, meet our commitments on our existing debt, and fund anticipated growth, including expansion in existing and targeted market areas. We continually seek potential acquisitions and from time to time hold discussions with acquisition candidates. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a strong base for obtaining additional financing resources at competitive rates and terms. Additionally, we may issue additional shares of common or preferred stock to raise funds, which we did in December 2005. We made two acquisitions in January 2006 for a combined price of approximately $104 million. In connection with these acquisitions, we requested an increase of $50 million in our revolving lines of credit and an additional $10 million of term loans. These requests were approved by our lenders in January 2006.

Indebtedness

We currently have the following credit facilities:

•              a senior secured credit facility in the U.S.;

•              a Canadian senior secured credit facility; and

•              a capital lease facility.

Senior secured credit facilities

The credit facilities, as amended and restated on October 14, 2005, mature on October 14, 2010 and consist of a $230 million United States revolving line of credit and a CDN $15 million Canadian revolving line of credit, commonly referred to as revolvers, and term loans totaling $80.0 million outstanding at December 31, 2005. The facilities include an option of increasing the revolving lines of credit by an additional $50 million, which we requested and which was approved in January 2006 along with additional term loans totaling $10 million. The lenders also waived certain minimum availability levels related to our acquisitions in January 2006. None of the other terms of the revolving lines of credit and term loans were changed.

The facilities provide for a cash receipts lockbox arrangement that gives us sole control over the funds in our lockbox accounts, unless excess availability is less than $10 million or an event of default occurs, in which case the senior secured lenders have the right to take control over such funds and to apply such funds to repayment of the senior debt. The lockbox arrangement is operational and the revolver borrowings outstanding as of December 31, 2005 and September 24, 2005 have been classified as long-term-debt for amounts expected to be outstanding for greater than one year.

As of December 31, 2005, there was $119.0 million outstanding and $97.7 million available for borrowing under the revolvers, subject to changes in our borrowing base availability determined primarily by trade accounts receivable and product inventories levels. We also had $4.0 million of outstanding standby letters of credit.

Interest on borrowings under the U.S. facilities is payable at our election at either of the following rates:.

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

Substantially all of our assets, including the capital stock and assets of our wholly-owned subsidiaries, secure our obligations under these senior secured credit facilities. The senior secured credit facilities have numerous restrictive covenants, including a required fixed charge coverage of 1.20 to 1, a senior indebtedness to EBITDA ratio of 3.50 to 1 and a total indebtedness to EBITDA ratio of 4.75 to 1, in each case determined on a trailing twelve-month basis at the end of each quarter. In addition, in any fiscal year capital expenditures may not exceed 1.5% of gross revenues and annual rental payments under operating leases may not exceed $22.0 million. There are also certain minimum availability levels that must be maintained. As of December 31, 2005, we were in compliance with all covenants and financial ratio requirements.

Capital lease facilities

Our capital lease facilities allow us to finance a portion of our transportation and warehouse equipment. The facilities provide us with $11 million of availability, of which $5.3 million was outstanding at December 31, 2005, with fixed interest rates ranging from 4.7% to 6.7%.

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

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading “Risk Factors” in our Form 10-K for the fiscal year ended September 24, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes other than the financial derivatives disclosed below from what we reported in our Form 10-K for the year ended September 24, 2005.

Financial Derivatives

We enter into interest rate derivative agreements, commonly referred to as swaps or collars, with the objective of reducing volatility in our borrowing costs. At December 31, 2005, we had one interest rate collar effectively converting the variable LIBOR component on a portion of our senior credit facility term debt to a fixed rate. That collar has a notional amount of $75 million, expires in November 2008, and has a floor rate of 4.33% and a cap rate of 5.85%. The fair market value of the agreement resulted in a liability of approximately $0.2 million at December 31, 2005, which was determined based on current interest rates and expected trends. Since these instruments do not qualify as hedges, changes in the unrealized gain or loss are recorded in interest expense. The differentials to be paid or received under the terms of the agreement are accrued as interest rates change and are recognized as an adjustment to interest expense related to the debt. In January 2006, we entered into another interest rate collar with a notional amount of $75 million that expires in January 2008 and has a floor rate of 4.54% and cap rate of 5.09%

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended September 24, 2005.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of December 31, 2005, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2005, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

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

10.1

First Amendment, dated December 23, 2005, to Third Amended and Restated Loan and Security Agreement dated as of October 14, 2005, among Beacon Sales Acquisition, Inc., the Domestic Subsidiaries of Beacon Sales Acquisition, Inc. named therein, General Electric Capital Corporation and the lenders party thereto.

10.2

First Amendment, dated December 23, 2005, to Third Amended and Restated Loan and Security Agreement dated as of October 14, 2005, among Beacon Roofing Supply Canada Company and GE Canada Finance Holding Company and the lenders party thereto.

10.3

Increased Commitment Agreement, dated January 27, 2006, to Third Amended and Restated Loan and Security Agreement dated as of October 14, 2005, among Beacon Sales Acquisition, Inc., the Domestic Subsidiaries of Beacon Sales Acquisition, Inc. named therein, General Electric Capital Corporation and the lenders party thereto.

10.4

Second Amendment, dated January 31, 2006, to Third Amended and Restated Loan and Security Agreement dated as of October 14, 2005, among Beacon Sales Acquisition, Inc., the Domestic Subsidiaries of Beacon Sales Acquisition, Inc. named therein, General Electric Capital Corporation and the lenders and Canadian facility lenders thereto.

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

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2006.

BEACON ROOFING SUPPLY, INC.

BY:	/s/ David R. Grace
David R. Grace, Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

Index to Exhibits

Exhibit Number	Document Description

10.1

First Amendment, dated December 23, 2005, to Third Amended and Restated Loan and Security Agreement dated as of October 14, 2005, among Beacon Sales Acquisition, Inc., the Domestic Subsidiaries of Beacon Sales Acquisition, Inc. named therein, General Electric Capital Corporation and the lenders party thereto.

10.2

First Amendment, dated December 23, 2005, to Third Amended and Restated Loan and Security Agreement dated as of October 14, 2005, among Beacon Roofing Supply Canada Company and GE Canada Finance Holding Company and the lenders party thereto.

10.3

Increased Commitment Agreement, dated January 27, 2006, to Third Amended and Restated Loan and Security Agreement dated as of October 14, 2005, among Beacon Sales Acquisition, Inc., the Domestic Subsidiaries of Beacon Sales Acquisition, Inc. named therein, General Electric Capital Corporation and the lenders party thereto.

10.4

Second Amendment, dated January 31, 2006, to Third Amended and Restated Loan and Security Agreement dated as of October 14, 2005, among Beacon Sales Acquisition, Inc., the Domestic Subsidiaries of Beacon Sales Acquisition, Inc. named therein, General Electric Capital Corporation and the lenders and Canadian facility lenders thereto.

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