Form 10-Q
period 2006-03-31
BEACON ROOFING SUPPLY INC
filed 2006-05-10
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Large Accelerated Filer  ☒                Accelerated Filer  ☐        Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

As of May 1, 2006, there were 29,182,691 outstanding shares of the registrant’s common stock, $.01 par value per share.

BEACON ROOFING SUPPLY, INC.

Form 10-Q

For the Quarter Ended March 31, 2006

BEACON ROOFING SUPPLY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	March 31,	March 31,	September 24,
	2006	2005	2005
	(Dollars in thousands)
Assets
Current assets:
Cash	$—	$5,886	$—
Accounts receivable, less allowance for doubtful accounts of $5,782 at March 31, 2006, $3,647 at March 31, 2005 and $4,104 at September 24, 2005	160,807	91,117	123,345
Inventories	178,494	95,980	82,423
Prepaid expenses and other assets	35,346	19,135	22,656
Deferred income taxes	10,983	3,227	4,339

Total current assets	385,630	215,345	232,763

Property and equipment, net	52,862	29,392	31,767
Goodwill, net	258,445	104,375	108,553
Other assets	61,298	12,988	13,904

Total assets	$758,235	$362,100	$386,987

Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft	$1,257	$—	$6,107
Borrowings under revolving lines of credit	—	67,859	—
Accounts payable	135,789	74,197	70,158
Accrued expenses	48,467	29,320	29,146
Current portions of long-term debt and capital lease obligations	28,370	6,161	6,348

Total current liabilities	213,883	177,537	111,759

Borrowings under revolving lines of credit	208,605	—	63,769
Senior notes payable and other obligations, net of current portion	52,453	20,990	20,156
Deferred income taxes	20,473	9,045	10,890
Long-term obligations under capital leases & other, net of current portion	7,057	814	1,668

Commitments and contingencies

Stockholders’ equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 29,414,302 issued in March of 2006, 26,632,938 in March of 2005 and 26,911,573 issued in September of 2005	294	266	269
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	201,368	140,135	142,173
Deferred compensation	—	(344)	—
Treasury stock (232,861 shares in March of 2006, March of 2005 and September of 2005	(515)	(515)	(515)
Retained earnings	49,735	10,295	32,050
Accumulated other comprehensive income	4,882	3,877	4,768

Total stockholders’ equity	255,764	153,714	178,745

Total liabilities and stockholders’ equity	$758,235	$362,100	$386,987

Note: The balance sheet at September 24, 2005
has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

Unaudited

(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Net sales	$322,396	$172,116	$662,282	$371,306
Cost of products sold	244,637	130,746	500,815	279,590

Gross profit	77,759	41,370	161,467	91,716

Operating expenses (includes stock-based compensation expense of $735 and $172 for the three months ended in 2006 and 2005, respectively, and $1,333 and $346 for the six months ended in 2006 and 2005, respectively)	65,403	35,894	123,399	68,907

Income from operations	12,356	5,476	38,068	22,809

Other expenses:
Interest expense	4,294	1,185	8,312	2,077
Loss on early retirement of debt	—	—	—	915

	4,294	1,185	8,312	2,992

Income before income taxes	8,062	4,291	29,756	19,817
Income taxes	3,286	1,873	12,071	8,656

Net income	$4,776	$2,418	$17,685	$11,161

Net income per share:
Basic	$0.16	$0.09	$0.63	$0.42

Diluted	$0.16	$0.09	$0.61	$0.41

Weighted average shares used in computing net income per share:
Basic	29,053,876	26,384,001	28,011,772	26,371,317

Diluted	29,873,185	27,344,123	28,924,347	27,323,528

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

	Six Months ended March 31,
	2006	2005
	Unaudited
	(In thousands)
Operating activities:
Net income	$17,685	$11,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,816	3,940
Stock-based compensation	1,333	346
Loss on early retirement of debt	—	915
Unrealized gain on interest rate collar	(286)	—
Deferred income taxes	289	232
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	24,099	14,195
Inventories	(32,768)	(20,441)
Prepaid expenses and other assets	(1,130)	(811)
Accounts payable and accrued expenses	15,666	(6,738)

Net cash provided by operating activities	35,704	2,799

Investing activities:
Purchases of property and equipment, net of sale proceeds	(4,160)	(4,791)
Acquisition of businesses, net of cash acquired	(279,588)	(30,334)

Net cash used in investing activities	(283,748)	(35,125)

Financing activities:
Net borrowings under revolving lines of credit	144,825	22,994
Net borrowings (repayments) under senior notes payable, and other	52,295	(1,791)
Repurchase of warrants	—	(34,335)
Repayments of junior subordinated notes	—	(17,986)
Repayments of subordinated notes payable to related parties	—	(29,442)
Net proceeds from sale of common stock	51,576	102,833
Proceeds from exercise of options	1,421	—
Deferred financing costs	(2,167)	(342)
Income tax benefit from stock-based compensation deductions in excess of recognized compensation cost	4,890	—

Net cash provided by financing activities	252,840	41,931

Effect of exchange rate changes on cash	54	(25)

Net increase in cash	4,850	9,580
Cash overdraft at beginning of year	(6,107)	(3,694)

Cash (overdraft) at end of period	$(1,257)	$5,886

Non-cash transactions:
Capital lease additions	$3,518	$—

The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Beacon Roofing Supply, Inc. (the Company, which may be referred to as we, us or our) prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. The balance sheet as of March 31, 2005 has been presented for a better understanding of the impact of seasonal fluctuations on our financial condition. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The results for the three-month and six-month periods ended March 31, 2006 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2006 (“2006”).

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

2. Earnings Per Share

We calculate basic income per share by dividing the net income by the weighted-average number of common shares outstanding. Diluted net income per share includes the dilutive effects of stock awards. As discussed in Note 1, the Company sold two million additional shares of common stock in December 2005.

The following table reflects the calculation of weighted-average shares outstanding for each period presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Weighted-average common shares outstanding for basic	29,053,876	26,384,001	28,011,772	26,371,317
Dilutive effect of employee stock options	819,309	960,122	912,575	952,211

Weighted-average common shares assuming dilution	29,873,185	27,344,123	28,924,347	27,323,528

3. Stock-Based Compensation

Effective September 25, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payments, using the modified-prospective transition method.  Prior to 2006, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations.  As a result, no compensation expense was previously recognized for stock options granted to employees after the Company’s IPO because all such stock options granted had exercise prices equal to the market value of the Company’s stock on the date of the grant.

Under the modified-prospective transition method, compensation expense recognized in the three-month and six-month periods of 2006 included: (a) compensation cost for all unvested share-based awards granted prior to September 25, 2005, based on the grant date fair value estimated in accordance with SFAS 123, Accounting For Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to September 24, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. Results of prior periods have not been restated. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The impact of estimating forfeitures upon adoption was not material.  In addition, SFAS 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. The excess tax benefit classified as a financing activity would have been classified as an operating inflow if the company had not adopted SFAS 123R.

Compensation cost arising from stock options granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of March 31, 2006, there was $6.3 million of total unrecognized compensation cost related to stock options.  That cost is expected to be recognized over a period of 2.9 years.   As a result of adopting SFAS 123R, the Company recorded  stock-based compensation expense of $0.7 million ($0.4 million net of tax) and $1.3 million ($0.8 million net of tax) for the three and six months ended March 31, 2006, respectively.  Included in this total stock-based compensation expense was incremental expense of $0.1 million ($0.1 million net of tax) and $0.7 million ($0.4 million net of tax) for options granted during the three and six months ended March 31, 2006, respectively.

The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for the three and six months ended March 31, 2005 as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to 2006, under those plans and consistent with SFAS 123R:

Unaudited	Three Months Ended	Six Months Ended
(Dollars in thousands, except per share data)	March 31,2005	March 31,2005

Net income, as reported	$2,418	$11,161

Add: stock-based compensation, net of tax	103	207

Less: stock-based compensation expense determined under fair value method, net of tax	(294)	(664)

Pro forma net income	$2,227	$10,704

Basic earnings per share:
As reported	$0.09	$0.42
Pro forma	$0.08	$0.41

Diluted earnings per share:
As reported	$0.09	$0.41
Pro forma	$0.08	$0.39

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first two quarters of 2006 and 2005:

	Six Months Ended March 31,
	2006	2005
Risk free interest rate	4.49 - 4.94%	3.70 - 4.00%
Expected life	5.0 years	5.0 years
Expected volatility	45.0%	45.0%
Expected dividend yield	0%	0%

Expected life of the options granted and expected volatilities are based on the expected life and historical volatilities of the stocks of comparable public companies and other factors.  Estimated annual forfeiture rates of 0.0 - 8.0% were utilized in valuing the options granted in the first two quarters of 2006.

The following table summarizes stock options outstanding as of March 31, 2006 as well as activity during the six months then ended:

		Range of	Weighted-
		Exercise	Average
	Shares	Price	Exercise Price

Outstanding at September 24, 2005	1,967,999	$0.44 - $21.27	$5.74
Granted	447,125	27.95 - 39.13	28.76
Exercised	(502,279)	0.44 - 17.80	2.83
Forfeited	(12,442)	17.80 - 27.95	26.33
Outstanding at March 31, 2006	1,900,403	$0.44 - 39.13	$11.94

Exercisable at March 31, 2006	1,252,918	$0.44 - 21.27	$4.82

At March 31, 2006, the weighted-average remaining contractual life of options outstanding and exercisable was 7.6 years and 6.7 years, respectively. As of March 31, 2006, there were remaining options to purchase 1,350,167 shares of common stock available for grant under the Company’s 2004 Stock Plan.

At March 31, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $54.5 million and $44.9 million, respectively.  (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.)  The weighted-average grant date fair value of stock options granted during the six months ended March 31, 2006 and 2005 was $13.36 and $8.05, respectively.  The intrinsic value of stock options exercised during the six months ended March 31, 2006 and 2005 was $14.5 million and $0.7 million, respectively.   At March 31, 2006, the Company had $7.4 million of excess tax benefits available for deferred tax write-offs related to option accounting.

4. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. In our case, these consist of foreign currency translation gains or losses as follows:

Unaudited	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2006	2005	2006	2005

Net income	$4,776	$2,418	$17,685	$11,161

Foreign currency translation adjustments	(74)	(139)	114	1,128

Comprehensive income	$4,702	$2,279	$17,799	$12,289

5. Acquisitions

 C&S Roofing Materials, Inc. D/B/A Pacific Supply Company

On January 10, 2006, we purchased certain assets of C&S Roofing Materials, Inc. D/B/A Pacific Supply Company (“Pacific”), a distributor of roofing and other building products with four locations located in Orange and Los Angeles counties in California.  This purchase was funded through our U.S. revolving line of credit. A total of $2.0 million of cash remains in escrow for post-closing indemnification claims and is included in other long-term assets. Pacific had net sales of $53 million (unaudited) for the year ended December 31, 2005. We have included the results of operations for Pacific from the date of acquisition and applied preliminary purchase accounting as of the date of acquisition, which resulted in recorded goodwill of $26.8 million as follows (in 000’s):

Net assets	$6,618
Non-compete	181
Customer relationships	9,700
Goodwill	26,791

Purchase price	$43,290

Mississippi Roofing Supply, Inc., Sunbelt Supply LLC, & Alabama Roofing Supply LLC

On January 17, 2006, we purchased certain assets of Mississippi Roofing Supply, Inc., Sunbelt Supply LLC, & Alabama Roofing Supply LLC (together the “Supply Companies”), three affiliated distributors of roofing and other building products with two locations in Alabama and one in Mississippi. This purchase was funded through our U.S. revolving line of credit. A total of $3.8 million of cash remains in escrow for post-closing purchase price adjustments and indemnification claims, of which $3.0 million is included in other current assets and $0.8 million is included in other long-term assets. The Supply Companies had combined net sales of $76 million (unaudited) for the year ended December 31, 2005. We have included the results of operations for the Supply Companies from the date of acquisition.  The purchase price is to be adjusted for working capital levels and the financial performance for the year ended December 31, 2005, which has not yet been finalized.  We have applied preliminary purchase accounting as of the date of acquisition, which resulted in recorded goodwill of $47.6 million as follows (in 000’s):

Net assets	$8,018
Non-compete	315
Customer relationships	7,825
Goodwill	47,579

Purchase price	$63,737

SDI Holding, Inc.

On October 14, 2005, we purchased 100% of the outstanding stock of SDI Holding, Inc. (“Shelter”), a distributor of roofing and other building products with 51 branches in 14 states at the time of the acquisition. This purchase was funded through our U.S. revolving line of credit. A total of $2.0 million of cash remains in escrow for post-closing purchase price adjustments and indemnification claims and is included in other current assets. Based upon Shelter’s final performance for the 2005 calendar year, the sellers may also qualify for an earn-out payment of up to $10 million, which would be payable during the third quarter of the Company’s 2006 fiscal year. No settlement has yet been reached in determining the actual earn-out payment.  Shelter had net sales of $342.4 million (unaudited) for the year ended December 31, 2005. We have included the results of operations for Shelter from the date of acquisition and applied preliminary purchase accounting as of the date of acquisition, which resulted in recorded goodwill of $73.1 million as follows (in 000’s):

Net assets	$65,801
Beneficial leases	610
Non-compete	842
Customer relationships	25,852
Goodwill	73,092

Purchase price	$166,197

Supplemental Pro Forma Information - Unaudited

The unaudited pro forma summary information below for the six months ended March 31, 2006 and the three and six months ended March 31, 2005, give effect to the acquisition of Shelter as if the acquisition had occurred at the beginning of those periods and is after giving effect to certain adjustments, including amortization of the intangibles subject to amortization and related income taxes. The aggregate impact of the inclusion of Pacific and the Supply Companies on the pro forma net income and net income per share presented below was not material and therefore has not been presented. Had the impact from Pacific and the Supply Companies been included in the pro forma net sales below, total pro forma net sales would have been $255.5 million for the three months ended March 31, 2005, $715.8 and $552.9 million for the six months ended March 31, 2006 and 2005, respectively, and $326.1 million for the three months ended March 31, 2006 (not presented). The unaudited pro forma summary information is not necessarily indicative of the financial results that would have occurred if the Shelter acquisition had been consummated at the beginning of those periods, nor is it necessarily indicative of the financial results which may be attained in the future.

The pro forma summary information is based upon available information and upon certain assumptions that the Company’s management believes are reasonable. As mentioned above, the Shelter acquisition is being accounted for using the purchase method of accounting. The allocation of the purchase price is preliminary. Final amounts could differ from those reflected in the pro forma summary information and such differences could be significant.

Unaudited	Three Months Ended March 31,	Six Months Ended March 31,
(Dollars in thousands, except per share amounts)	2005	2006	2005

Net Sales	$234,421	$678,104	$499,483

Net Income	$1,073	$17,145	$8,825

Net Income per Share:
Basic	$0.04	$0.61	$0.33

Diluted	$0.04	$0.59	$0.32

JGA Corp.

On December 15, 2004, we purchased 100% of the outstanding stock of JGA Corp. (“JGA”), a distributor of roofing and other building products with eight branches in Georgia and Florida at the time of our acquisition. This purchase was funded through our U.S. revolving line of credit. A total of $1.2 million of cash remains in escrow for post-closing indemnification claims and is included in other current assets. JGA had net sales of $74 million (unaudited) for the year ended December 31, 2003. We have included the results of operations for JGA from the date of acquisition and applied purchase accounting as of the date of acquisition, which resulted in recorded goodwill of $9.7 million and $11.4 million of other intangible assets.

Other Recent Acquisitions

On November 23, 2005, we purchased certain assets of Easton Wholesale Company, Inc. (“Easton”), a distributor of building products located in Easton, Maryland. On September 1, 2005, we purchased certain assets of Commercial Supply, Inc. (“CSI”), a distributor of building products located in western Massachusetts. On April 26, 2005, we purchased certain assets of Insulation Systems, Inc. of Virginia (“ISI”), a distributor of roofing and other building products with two branches in Virginia.

6. Debt

Effective October 14, 2005, the Company and its lenders in connection with the purchase of Shelter (Note 5) amended and restated the senior secured credit facilities (revolving lines of credit and term loans). The amendment extended the maturity date of the facilities to October 14, 2010, lowered the interest rates charged, increased the revolving lines of credit and term loans to totals of $230 and $80 million, respectively, and extended the installment schedule of the term loans so that the final payment is due on October 14, 2010. In addition, the amendment expanded the criteria for acquisitions which do not require lender consent and included an option of increasing the revolving lines of credit by an additional $50 million, which was done in January 2006 (see below). The amendment also increased the amount of allowed annual capital expenditures to 1.5% of net sales.

In January 2006, the Company and its lenders agreed to increase the revolving lines of credit by the additional $50 million to a total of $280 million and amend the term loans to provide for additional loans totaling $10 million that were added to our existing term loans to total $90 million. The lenders also agreed to waive certain minimum availability levels related to the January 2006 acquisitions. None of the other terms of the revolving lines of credit and term loans were changed.

The borrowings under the amended facilities continue to be collateralized by substantially all of the Company’s assets and are subject to certain operating and financial covenants, which, among other things, restrict the payment of dividends. The senior secured credit facilities have numerous restrictive covenants, including required fixed charge coverage ratios.

7. Foreign Sales

Foreign (Canadian) sales totaled $13.4 and $38.9 million in the three and six months ended March 31, 2006, respectively, and $9.8 and $35.0 million in the three and six months ended March 31, 2005, respectively.

8. Financial Derivatives

The Company enters into interest rate derivative agreements, commonly referred to as swaps or collars, with the objective of reducing volatility in our borrowing costs.  At March 31, 2006, there were two interest rate collars outstanding that effectively convert the variable LIBOR component on a portion of our term loans to a fixed rate.  The first collar has a notional amount of $75 million, expires in November 2008, and has a floor rate of 4.33% and a cap rate of 5.85%.  The second collar has a notional amount of $75 million, expires in January 2008, and has a floor rate of 4.54% and a cap rate of 5.09%.  The combined fair market value of the agreements resulted in a recorded asset of approximately $0.3 million at March 31, 2006, which was determined based on current interest rates and expected trends.  Since these instruments do not quality as hedges, changes in the unrealized gain or loss are recorded in interest expense.  The differentials to be paid or received under the terms of the agreement are accrued as interest rates change and are recognized as an adjustment to interest expense related to the debt.

ITEM 2  Management’s Discussion And Analysis Of Financial Condition And Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2005 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2006” and “YTD 2006” refer to the three months (second quarter) and six months (year-to-date) ended March 31, 2006, respectively, of our fiscal year ending September 30, 2006, and all references to “2005” and “YTD 2005” refer to the three months (second quarter) and six months (year-to-date) ended March 31, 2005, respectively, of our fiscal year ended September 24, 2005.

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

We currently distribute up to 8,500 SKUs through 148 branches in the United States and Canada.  We had approximately 2,360 employees as of March 31, 2006, including our sales and marketing team of approximately 640 employees. In fiscal year 2005, approximately 90% of our net sales were in the United States. We stock one of the most extensive assortments of high-quality branded products in the industry, enabling us to deliver products to our customers on a timely basis.

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

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers and introducing new products) and acquisition growth.  Our main acquisition strategy is to target market leaders in geographic areas that we presently do not service. Our October 2005 acquisition of SDI Holding, Inc. (“Shelter”) is one example of this approach. Shelter is a leading distributor of roofing and other building materials, currently operating 51 branches in the Southeast, Midwest and Central Plains regions of the United States, growing areas targeted by us for expansion.  In addition, we also acquire smaller companies to supplement branch openings within existing markets. Our November 2005 acquisition of Easton Wholesale Company, Inc. (“EWI”), which was integrated into our region in the Mid-Atlantic, is one example of such an acquisition.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of net sales for the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.9	76.0	75.6	75.3

Gross profit	24.1	24.0	24.4	24.7

Operating expenses	20.3	20.8	18.6	18.6

Income from operations	3.8	3.2	5.8	6.1
Interest expense	(1.3)	(0.7)	(1.3)	(0.6)
Loss on early retirement of debt	—	—	—	(0.2)

Income before income taxes	2.5	2.5	4.5	5.3
Income taxes	(1.0)	(1.1)	(1.8)	(2.3)

Net income	1.5%	1.4%	2.7%	3.0%

In managing our business, we consider all growth, including branch expansion, to be internal growth unless it results from an acquisition. When we refer to growth in existing markets in our discussion and analysis of financial condition and results of operations, we include growth from existing and newly-opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. At March 31, 2006, we had a total of 147 branches in operation. For the quarter ended March 31, 2006, 85 branches (including JGA for the first time) were included in our existing market calculations and 62 branches were excluded because they were acquired during or after the quarter ended March 31, 2005. However, JGA is included in acquired markets for YTD 2006 due to their partial-prior-year operations. Acquired markets (see Note 5 to the consolidated financial statements) for YTD 2006 also include Pacific, the Supply Companies, Shelter, Easton, ISI and CSI, and for YTD 2005 represent the partial-year operations for JGA.

Three Months Ended March 31, 2006 (“2006”) Compared to the Three Months Ended March 31, 2005 (“2005”)

Existing and Acquired Markets

For the Three Months Ended

	Existing Markets		Acquired Markets		Consolidated
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006	2005

Net Sales	$213,637	$172,116	$108,759	$—	$322,396	$172,116

Gross Profit	51,362	41,370	26,397	—	77,759	41,370
Gross Margin	24.0%	24.0%	24.3%	—	24.1%	24.0%

Operating Expenses	38,622	35,894	26,781	—	65,403	35,894
Operating Expenses as a % of Net Sales	18.1%	20.8%	24.6%	—	20.3%	20.8%

Operating Income (Loss)	$12,740	$5,476	$(384)	$—	$12,356	$5,476
Operating Margin	6.0%	3.2%	-0.4%	—	3.8%	3.2%

Net Sales

Consolidated net sales increased $150.3 million, or 87.3%, to $322.4 million in 2006 from $172.1 million in 2005. Existing markets saw internal growth of $41.5 million or 24.1%, while acquired markets contributed the remaining increase of $108.8 million. A portion of the acquired markets’ business benefited from the Gulf Coast rebuilding that is occurring following Hurricane Katrina. We opened two new branches in existing markets during 2006 and 2005.  For 2006, our acquired markets had combined product group sales of $59.5, $35.3 and $14.0 million in residential roofing products, non-residential roofing products and complementary building products, respectively, while the product group sales for our existing markets were as follows:

For the Three Months Ended

	March 31, 2006		March 31, 2005
	Sales	Mix	Sales	Mix	Growth
	(dollars in millions)

Residential roofing products	$95.8	44.8%	$71.0	41.2%	$24.8	34.9%
Non-residential roofing products	65.5	30.7	57.1	33.2	8.4	14.7
Complementary building products	52.3	24.5	44.0	25.6	8.3	18.9

	$213.6	100.0%	$172.1	100.0%	$41.5	24.1%

Note: Total 2006 existing market sales of $213.6 million plus 2006 sales from acquired markets of $108.8 million equal $322.4 million of total 2006 sales. We believe the existing market information is useful to investors because it helps explain organic growth.

Our second-quarter existing market growth was due primarily to the following factors:

•	overall estimated price increases of approximately 6%-8% compared to 2005;
•	strong residential roofing demand, helped by a mild winter on the East Coast;
•	seven new branches opened in existing markets since March 31, 2005;
•	high demand for complementary building products;
•	strong non-residential roofing demand throughout all regions; and
•	continued strong home remodeling demand.

 Gross Profit

For the Three Months Ended

	March 31,	March 31,
	2006	2005	Change
	(dollars in millions)

Gross profit	$77.8	$41.4	$36.4	87.9%

Gross margin	24.1%	24.0%	0.1%

Our existing markets’ gross profit grew 24.1% and contributed $10.0 million to the total gross profit increase, while acquired markets accounted for the remaining $26.4 million increase.  Existing markets’ gross margin was unchanged at 24.0% for both 2006 and 2005, as we saw all regions operate within expected levels.  Due to its product mix, JGA, which is included in the quarterly existing markets for the first time, has lower gross margins than our other existing markets and this has lowered our gross margins. However, for 2006, this impact was offset by higher residential roofing sales that generally have higher margins. Our consolidated overall gross margins were increased slightly due primarily to the higher gross margins in our acquired markets.  We expect our future quarterly gross margins to fluctuate from 24% to 26% depending primarily on our product mix, including less influence from JGA’s lower gross margins.

Operating Expenses

For the Three Months Ended

	March 31,	March 31,
	2006	2005	Change
	(dollars in millions)

Operating expenses	$65.4	$35.9	$29.5	82.2%

Operating expenses as a % of sales	20.3%	20.8%	-0.5%

Our existing markets’ operating expenses increased $2.7 million, or 7.6%, to $38.6 million in 2006 from $35.9 million in 2005, while acquired markets accounted for the remaining $26.8 million increase, including $2.5 million for the amortization of intangible assets recorded under purchase accounting. The existing markets’ operating expense increase was due primarily to increased payroll and related costs of $3.1 million, resulting from our increased sales volume and seven new branches opened in existing markets since March 31, 2005.  Although selling expenses, including transportation costs, also increased $0.8 million in 2006, that increase was more than offset by lower insurance claim costs ($0.9 million) and lower professional fees ($0.4 million).

As a percentage of net sales, overall operating expenses decreased to 20.3% in 2006 from 20.8% in 2005, primarily due to leveraging our fixed costs over increased sales, offset somewhat by higher operating cost percentages at Shelter. Existing markets’ operating expenses as a percentage of net sales dropped to 18.1% from 20.8%, primarily due to the leveraging of our fixed costs over the higher sales volume.

Interest Expense

Interest expense increased $3.1 million to $4.3 million in 2006 from $1.2 million in 2005. We amended our revolving lines of credit and term loans in connection with our acquisitions and increased our borrowings accordingly. Interest rates also increased from the prior year.

Income Taxes

Income tax expense was $3.3 million in 2006 compared to $1.9 million in 2005. We have estimated our fiscal 2006 effective income tax rate to be approximately 40.5%, while our effective income tax rate was approximately 43.6% for the second quarter of fiscal 2005.   The decrease is due primarily to the strong earnings from our Canadian subsidiary, which has enabled us to use a more favorable tax credit for foreign taxes. In addition, due to the strong earnings throughout our domestic regions and having no unusable losses in any state, we experienced a drop in our overall effective state income tax rate.

Six Months Ended March 31, 2006 (“YTD 2006”) Compared to the Six Months Ended March 31, 2005 (“YTD 2005”)

Existing and Acquired Markets

For the Six Months Ended

	Existing Markets		Acquired Markets		Consolidated
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006	2005

Net Sales	$405,347	$340,435	$256,935	$30,871	$662,282	$371,306

Gross Profit	103,560	86,703	57,907	5,013	161,467	91,716
Gross Margin	25.5%	25.5%	22.5%	16.2%	24.4%	24.7%

Operating Expenses	70,324	64,728	53,075	4,179	123,399	68,907
Operating Expenses as a % of net sales	17.3%	19.0%	20.7%	13.5%	18.6%	18.6%

Operating Income	$33,236	$21,975	$4,832	$834	$38,068	$22,809
Operating Margin	8.2%	6.5%	1.9%	2.7%	5.8%	6.1%

Net Sales

Consolidated net sales increased $291.0 million, or 78.4%, to $662.3 million in YTD 2006 from $371.3 million in YTD 2005. Existing markets saw internal growth of $64.9 million or 19.1%, while acquired markets contributed the remaining increase of $226.1 million. A portion of the acquired markets’ business benefited from the Gulf Coast rebuilding that is occurring following Hurricane Katrina. We opened two new branches in existing markets during YTD and YTD 2005. We opened two new branches in acquired markets in YTD 2006.  For YTD 2006, our acquired markets had combined product group sales of $149.7, $57.1 and $50.1 million in residential roofing products, non-residential roofing products and complementary building products, respectively, while the product group sales for our existing markets were as follows:

For the Six Months Ended

	March 31, 2006		March 31, 2005
	Sales	Mix	Sales	Mix	Growth
	(dollars in millions)

Residential roofing products	$167.9	41.4%	$134.7	39.6%	$33.2	24.6%
Non-residential roofing products	141.9	35.0	123.3	36.2	18.6	15.1
Complementary building products	95.6	23.6	82.4	24.2	13.2	16.0

	$405.4	100.0%	$340.4	100.0%	$65.0	19.1%

Note: Total YTD 2006 existing market sales of $405.4 million plus YTD 2006 sales from acquired markets of $256.9 million equal $662.3 million of total YTD 2006 sales. Our sales for YTD 2005 consisted of existing market sales of $340.4 million, plus acquired market sales of $30.9 million, totaling $371.3 million.  We believe the existing market information is useful to investors because it helps explain organic growth.

Our YTD 2006 existing market growth was due primarily to the following factors:

•	overall estimated price increases of approximately 5%-8% compared to YTD 2005;
•	strong residential roofing demand, helped by a mild winter on the East Coast;
•	seven new branches opened in existing markets since March 31, 2005;
•	high demand for complementary building products;
•	strong non-residential roofing demand throughout all regions; and
•	continued strong home remodeling demand.

Gross Profit

For the Six Months Ended

	March 31,	March 31,
	2006	2005	Change
	(dollars in millions)

Gross profit	$161.5	$91.7	$69.8	76.1%

Gross margin	24.4%	24.7%	-0.3%

Our existing markets’ gross profit grew 19.4% and contributed $16.9 million to the total gross profit increase, while acquired markets accounted for the remaining $52.9 million increase.  Existing markets’ gross margin was unchanged at 25.5% for both YTD 2006 and YTD 2005, as we saw all regions operate within expected levels.  Due to their product mix, JGA and ISI have lower gross margins than our existing markets and this has lowered our consolidated overall gross margins. We expect our future quarterly gross margins to fluctuate from 24% to 26% depending primarily on our product mix including less influence from JGA’s lower gross margins.

Operating Expenses

For the Six Months Ended

2006	2005	Change
	(dollars in millions)

$123.4	$68.9	$54.5	79.1%

18.6%	18.6%	—

Our existing markets’ operating expenses increased $5.6 million, or 8.6%, to $70.3 million in YTD 2006 from $64.7 million in YTD 2005, while acquired markets accounted for the remaining $48.9 million increase, including $3.8 million for the amortization of intangible assets recorded under purchase accounting. The existing markets’ operating expense increase was due primarily to increased payroll and related costs of $4.4 million, resulting from our increased sales volume and seven new branches opened in existing markets since the first half of fiscal 2005.  In addition, selling expenses, including transportation costs, increased $1.4 million in YTD 2006.

As a percentage of net sales, overall operating expenses were unchanged in YTD 2006 from YTD 2005. The higher operating cost percentage at Shelter was offset by leveraging our fixed costs over increased sales.  Existing markets’ operating expenses as a percentage of net sales dropped to 17.3% from 19.0%, primarily due to the leveraging of our fixed costs over the higher sales volume.

Interest Expense

Interest expense increased $6.2 million to $8.3 million in YTD 2006 from $2.1 million in YTD 2005. We amended our revolving lines of credit and term loans in connection with our acquisitions and increased our borrowings accordingly. Interest rates also increased from the prior year.

Loss on Early Retirement of Debt

On September 28, 2004, we used a portion of the proceeds from our IPO to pay off the remaining junior subordinated notes.  In connection with the associated early retirement of debt, we recorded a $0.9 million loss in YTD 2005.

Income Taxes

Income tax expense was $12.1 million in YTD 2006 compared to $8.7 million in YTD 2005. We have estimated our fiscal 2006 effective income tax rate to be approximately 40.5%, while our effective income tax rate was approximately 43.7% for YTD 2005.   The decrease is due to the strong earnings from our Canadian subsidiary, which has enabled us to use a more favorable tax credit for foreign taxes. In addition, due to the strong earnings throughout our domestic regions and having no unusable losses in any state, we experienced a drop in our overall effective state income tax rate.

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

(dollars in millions, except per share data)	Fiscal 2006		Fiscal 2005
(unaudited)	Qtr 1	Qtr 2	Qtr 1	Qtr 2	Qtr 3	Qtr 4

Net sales	$339.9	$322.4	$199.2	$172.1	$248.5	$231.2
Gross profit	83.7	77.8	50.3	41.4	59.7	55.8
Income from operations	25.7	12.4	17.3	5.5	20.2	17.7
Net income	$12.9	$4.8	$8.7	$2.4	$11.3	$10.4

Quarterly sales as % of year’s sales	—	—	23.4%	20.2%	29.2%	27.2%
Quarterly gross profit as % of year’s gross profit	—	—	24.3	20.0	28.8	26.9
Quarterly income from operations as % of year’s income from operations	—	—	28.5%	9.1%	33.3%	29.2%

Liquidity and capital resources

We had a cash overdraft of $1.3 million at March 31, 2006 compared to cash of $5.9 million at March 31, 2005 and a cash overdraft of $6.1 million at September 24, 2005. Our working capital was $171.7 million at March 31, 2006 compared to working capital of $37.8 million at March 31, 2005 (which was net of the revolver borrowings of $67.9 million) and $121.0 million at September 24, 2005. Our allowance for doubtful accounts of $6.0 million as of March 31, 2006, excludes writedowns of the acquired Shelter accounts receivable that are instead included in purchase accounting.

YTD 2006 compared to YTD 2005

Our net cash provided by operating activities was $35.7 million for YTD 2006 compared to $2.8 million for YTD 2005. Our sales growth drove our income from operations to $38.1 million in YTD 2006 from $22.8 million in YTD 2005. Inventory levels, exclusive of the effects of businesses acquired, increased by $32.8 million, mostly due to nine new branches opened (including three opened in acquired markets) since the beginning of fiscal 2005 and anticipation of a continued strong sales growth rate. Inventory turns improved slightly in YTD 2006 compared to YTD 2005. The negative cash impact from the growth in inventory was more than offset by a seasonal decrease in accounts receivable and an increase in accounts payable, both exclusive of the effects of businesses acquired. The number of days outstanding for accounts receivable, based upon year-to-date sales, increased slightly in YTD 2006.

Net cash used in investing activities in YTD 2006 was $283.7 million compared to $35.1 million in YTD 2005, due primarily to our acquisitions that had an aggregate net purchase price of $279.6 million. Net capital expenditures declined in YTD 2006 due to the use of new capital lease financings of $3.5 million for new transportation and warehouse equipment to service our growth.

Net cash provided by financing activities was $252.8 million in YTD 2006 compared to $41.9 million in YTD 2005. The net cash provided by financing activities in YTD 2006 reflects borrowings under our revolving lines of credit and term loans, primarily to finance our acquisitions, and net proceeds of $51.6 million from the public sale of two million shares of common stock in December 2005 (Note 1 to the consolidated financial statements). The net cash provided by financing activities in YTD 2005 primarily reflected the proceeds from our IPO less the associated warrant redemption and debt payments.

Capital Resources

Our principal source of liquidity at March 31, 2006, was our available borrowings of $30.2 million under revolving lines of credit. Our borrowing base availability is determined primarily by trade accounts receivable and product inventory levels. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets at March 31, 2006 and September 24, 2005 were classified as long-term liabilities and at March 31, 2005 as current liabilities in accordance with EITF Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Arrangements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

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

We believe we have adequate availability of capital to fund our present operations, meet our commitments on our existing debt and fund anticipated growth, including expansion in existing and targeted market areas. We continually seek potential acquisitions and from time to time hold discussions with acquisition candidates. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a strong base for obtaining additional financing resources at competitive rates and terms. Additionally, we may issue additional shares of common stock to raise funds, which we did in December 2005, or we may issue preferred stock. We made two acquisitions in January 2006 for a combined price of approximately $107 million. In connection with these acquisitions, we requested an increase of $50 million in our revolving lines of credit and an additional $10 million of term loans. Those requests were approved by our lenders in January 2006.

Indebtedness

We currently have the following credit facilities:

•              a senior secured credit facility in the U.S.;

•              a Canadian senior secured credit facility; and

•              two capital lease facilities.

Senior secured credit facilities

The credit facilities, as amended in January 2006, mature on October 14, 2010 and consist of a $280 million United States revolving line of credit and a CDN $15 million Canadian revolving line of credit, commonly referred to as revolvers, and term loans totaling $78.7 million outstanding at March 31, 2006.

The facilities provide for a cash receipts lockbox arrangement that gives us sole control over the funds in our lockbox accounts, unless excess availability is less than $10 million or an event of default occurs, in which case the senior secured lenders have the right to take control over such funds and to apply such funds to repayment of the senior debt. The lockbox arrangement is operational and the revolver borrowings outstanding as of March 31, 2006 and September 24, 2005 have been classified as long-term-debt for amounts expected to be outstanding for greater than one year.

As of March 31, 2006, there was $208.6 million outstanding and $30.2 million available for borrowing under the revolvers, subject to changes in our borrowing base availability determined primarily by trade accounts receivable and product inventories levels. We also had $4.0 million of outstanding standby letters of credit.

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

Substantially all of our assets, including the capital stock and assets of our wholly-owned subsidiaries, secure our obligations under these senior secured credit facilities. The senior secured credit facilities have numerous restrictive covenants, including a required fixed charge coverage of 1.20 to 1, a senior indebtedness to EBITDA ratio of 3.50 to 1 and a total indebtedness to EBITDA ratio of 4.75 to 1, in each case determined on a trailing twelve-month basis at the end of each quarter. In addition, in any fiscal year, capital expenditures may not exceed 1.5% of gross revenues and annual rental payments under operating leases may not exceed $22.0 million. There are also certain minimum availability levels that must be maintained. As of March 31, 2006, we were in compliance with all covenants and financial ratio requirements.

Capital lease facilities

Our capital lease facilities allow us to finance a portion of our transportation and warehouse equipment. The facilities provide us with $11 million of availability, of which $5.3 million was outstanding at March 31, 2006, with fixed interest rates ranging from 4.7% to 6.7%.

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

Financial Derivatives

We enter into interest rate derivative agreements, commonly referred to as swaps or collars, with the objective of reducing volatility in our borrowing costs. At March 31, 2006, we had two interest rate collar effectively converting the variable LIBOR component on a portion of our senior credit facility term debt to a fixed rate. One collar has a notional amount of $75 million, expires in November 2008, and has a floor rate of 4.33% and a cap rate of 5.85%. The other interest rate collar has a notional amount of $75 million that expires in January 2008 and has a floor rate of 4.54% and cap rate of 5.09%.  The combined fair market value of the agreements resulted in a recorded asset of approximately $0.3 million at March 31, 2006, which was determined based on current interest rates and expected trends. Since these instruments do not qualify as hedges, changes in the unrealized gain or loss are recorded in interest expense. The differentials to be paid or received under the terms of the agreement are accrued as interest rates change and are recognized as an adjustment to interest expense related to the debt.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended September 24, 2005.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of March 31, 2006, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2006, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on February 15, 2006 to elect a board of seven directors. Each director nominee was elected. The number of votes for each nominee were as follows:

DIRECTOR NOMINEE	VOTES FOR	VOTES WITHHELD
Robert R. Buck	25,815,862	132,228
Andrew R. Logie	25,081,752	866,338
H. Arthur Bellows, Jr.	22,927,152	3,020,938
James J. Gaffney	25,103,170	844,920
Peter M. Gotsch	22,251,801	3,696,289
Stuart A. Randle	25,889,872	58,218
Wilson B. Sexton	25,103,045	845,045

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Document Description

10.1

Third Amendment, dated February 10, 2006, to Third Amended and Restated Loan and Security Agreement dated as of October 14, 2005, among Beacon Sales Acquisition, Inc., the Domestic Subsidiaries of Beacon Sales Acquisition, Inc. named therein, General Electric Capital Corporation and the lenders and Canadian facility lenders thereto.

10.2	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for executive officers who are not directors.

10.3	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for non-employee directors.

31.1	Certification by Robert R. Buck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David R. Grace pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert R. Buck and David R. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2006.

BEACON ROOFING SUPPLY, INC.

BY:	/s/ David R. Grace
David R. Grace, Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

Index to Exhibits

Exhibit Number	Document Description

10.1

Third Amendment, dated February 10, 2006, to Third Amended and Restated Loan and Security Agreement dated as of October 14, 2005, among Beacon Sales Acquisition, Inc., the Domestic Subsidiaries of Beacon Sales Acquisition, Inc. named therein, General Electric Capital Corporation and the lenders and Canadian facility lenders thereto.

10.2	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for executive officers who are not directors.

10.3	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for non-employee directors.

31.1	Certification by Robert R. Buck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David R. Grace pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert R. Buck and David R. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.