Form 10-Q
period 2006-06-30
BEACON ROOFING SUPPLY INC
filed 2006-08-09
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2006
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

As of August 1, 2006, there were 43,821,508 outstanding shares of the registrant’s common stock, $.01 par value per share.

BEACON ROOFING SUPPLY, INC.

Form 10-Q
For the Quarter Ended June 30, 2006

BEACON ROOFING SUPPLY, INC.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	June 30,	June 30,	September 24,
	2006	2005	2005
	(Dollars in thousands)
Assets
Current assets:
Cash	$1,129	$3,224	$—
Accounts receivable, less allowance for doubtful accounts of $5,891 at June 30, 2006, $4,148 at June 30, 2005, and $4,104 at September 24, 2005	189,791	122,412	123,345
Inventories	181,484	99,852	82,423
Prepaid expenses and other assets	39,034	20,893	22,656
Deferred income taxes	11,324	3,226	4,339

Total current assets	422,762	249,607	232,763

Property and equipment, net	57,950	30,924	31,767
Goodwill, net	270,034	107,631	108,553
Other assets	58,735	13,881	13,904

Total assets	$809,481	$402,043	$386,987

Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft	$—	$—	$6,107
Borrowings under revolving lines of credit	—	66,912	—
Accounts payable	154,177	92,147	70,158
Accrued expenses	78,676	39,204	29,146
Current portions of long-term debt and capital lease obligations	28,271	6,341	6,348

Total current liabilities	261,124	204,604	111,759

Borrowings under revolving lines of credit	199,288	—	63,769
Senior notes payable and other obligations, net of current portion	46,511	20,156	20,156
Deferred income taxes	20,661	9,182	10,890
Long-term obligations under capital leases & other, net of current portion	6,715	1,782	1,668

Commitments and contingencies

Stockholders’ equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 43,820,467 issued in June of 2006, 40,272,770 in June of 2005 and 40,367,360 issued in September of 2005	441	268	269
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	201,993	141,512	142,173
Deferred compensation	—	(172)	—
Treasury stock (349,292 shares in June of 2005 and September of 2005)	—	(515)	(515)
Retained earnings	66,789	21,624	32,050
Accumulated other comprehensive income	5,959	3,602	4,768

Total stockholders’ equity	275,182	166,319	178,745

Total liabilities and stockholders’ equity	$809,481	$402,043	$386,987

Note: The balance sheet at September 24, 2005
 has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Operations

Unaudited
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Net sales	$407,102	$248,451	$1,069,384	$619,757
Cost of products sold	306,794	188,738	807,609	468,328

Gross profit	100,308	59,713	261,775	151,429
Operating expenses (includes stock-based compensation expense of $833 and $175 for the three months ended in 2006 and 2005, respectively, and $2,166 and $520 for the nine months ended in 2006 and 2005, respectively)	67,829	39,482	191,228	108,389
Income from operations	32,479	20,231	70,547	43,040

Other expense:
Interest expense	4,845	1,459	13,157	3,535
Loss on early retirement of debt	—	—	—	915

	4,845	1,459	13,157	4,450

Income before income taxes	27,634	18,772	57,390	38,590
Income taxes	10,580	7,443	22,651	16,099

Net income	$17,054	$11,329	$34,739	$22,491

Net income per share:
Basic	$0.39	$0.28	$0.82	$0.57

Diluted	$0.38	$0.28	$0.79	$0.55

Weighted average shares used in computing net income per share:
Basic	43,799,489	39,784,937	42,598,829	39,631,596

Diluted	45,003,474	41,176,503	43,900,509	41,047,854

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Cash Flows

	Nine Months ended June 30,
	2006	2005
	Unaudited
	(In thousands)
Operating activities:
Net income	$34,739	$22,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,143	6,354
Stock-based compensation	2,166	520
Loss on early retirement of debt	—	915
Unrealized gain on interest rate collar	(709)	—
Deferred income taxes	92	381
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(4,481)	(17,299)
Inventories	(35,359)	(22,767)
Prepaid expenses and other assets	293	(64)
Accounts payable and accrued expenses	51,871	18,772

Net cash provided by operating activities	65,755	9,303

Investing activities:
Purchases of property and equipment, net of sale proceeds	(11,152)	(6,974)
Acquisition of businesses, net of cash acquired	(285,701)	(36,880)

Net cash used in investing activities	(296,853)	(43,854)

Financing activities:

Borrowings under revolving lines of credit	135,305	22,114
Borrowings (repayments) under senior notes payable, and other	47,080	(2,737)
Repurchase of warrants	—	(34,335)
Repayments of junior subordinated notes	—	(17,986)
Repayments of subordinated notes payable to related parties	—	(29,442)
Net proceeds from sale of common stock	51,576	104,212
Proceeds from exercise of options	1,500	—
Deferred financing costs	(2,228)	(342)
Income tax benefit from stock-based compensation deductions in excess of recognized compensation cost	5,264	—

Net cash provided by financing activities	238,497	41,484

Effect of exchange rate changes on cash	(163)	(15)

Net increase in cash	7,236	6,918
Cash overdraft at beginning of year	(6,107)	(3,694)

Cash at end of period	$1,129	$3,224

Non-cash transactions:
Capital lease additions	$4,951	$1,228

The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

Beacon Roofing Supply, Inc. (the Company, which may be referred to as we, us or our) prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. The balance sheet as of June 30, 2005 has been presented for a better understanding of the impact of seasonal fluctuations on our financial condition. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The results for the three-month and nine-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2006 (“2006”).

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

On December 16, 2005, the Company sold two million shares of common stock in a public offering at $27.50 per share (prior to the stock split discussed below). Selling stockholders also sold shares in the offering. The net proceeds to the Company from this offering, after all associated expenses, totaled approximately $51.6 million and were used for the pay down of revolver borrowings. The Company did not receive any proceeds from the sales by the selling stockholders.

In May of 2006, our Board of Directors declared a three-for-two common stock split, which was paid in the form of a stock dividend on June 12, 2006 to the stockholders of record at the close of business on May 31, 2006. Accordingly, all share and per share data and the related capital amounts for all periods presented reflect the effects of this split. The Company’s treasury stock was retired in May, 2006.

You should also read the financial statements and notes included in our 2005 Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in that Annual Report.

2.   Earnings Per Share

We calculate basic income per share by dividing the net income by the weighted-average number of common shares outstanding. Diluted net income per share includes the dilutive effects of stock awards. As discussed in Note 1, the Company sold two million additional shares of common stock in December 2005 and completed a three-for-two stock split on June 12, 2006.

The following table reflects the calculation of weighted-average shares outstanding, adjusted for the stock split, for each period presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Weighted-average common shares outstanding for basic	43,799,489	39,784,937	42,598,829	39,631,596
Dilutive effect of employee stock options	1,203,985	1,391,566	1,301,680	1,416,258
Weighted-average shares assuming dilution	45,003,474	41,176,503	43,900,509	41,047,854

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

Under the modified-prospective transition method, compensation expense recognized in the three-month and nine-month periods of 2006 included: (a) compensation cost for all unvested share-based awards granted prior to September 25, 2005, based on the grant date fair value estimated in accordance with SFAS 123,  Accounting For Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to September 24, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. Results of prior periods have not been restated. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The impact of estimating forfeitures upon adoption was not material.  In addition, SFAS 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. The excess tax benefit classified as a financing activity would have been classified as an operating inflow if the company had not adopted SFAS 123R.

Compensation cost arising from stock options granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of June 30, 2006, there was $5.7 million of total unrecognized compensation cost related to stock options.  That cost is expected to be recognized over a period of 2.9 years.   As a result of adopting SFAS 123R, the Company recorded stock-based compensation expense of $0.8 million ($0.5 million net of tax) and $2.2 million ($1.3 million net of tax) for the three and nine months ended June 30, 2006, respectively.  Included in this total stock-based compensation expense was incremental expense of $1.4 million ($0.8 million net of tax) for options granted during the nine months ended June 30, 2006. The incremental expense for options granted during the third quarter was less than $0.1 million.

The following table illustrates the effect on net income and earnings per share for the three and nine months ended June 30, 2005 as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to 2006, in accordance with SFAS 123:

Unaudited	Three Months ended	Nine Months ended
(Dollars in thousands, except per share data)	June 30,2005	June 30,2005

Net income, as reported	$11,329	$22,491
Add: stock-based compensation, net of tax	105	312
Less: stock-based compensation expense determined under fair value method, net of tax	(256)	(920)
Pro forma net income	$11,178	$21,883

Basic earnings per share:
As reported	$0.28	$0.57
Pro forma	$0.28	$0.55

Diluted earnings per share:
As reported	$0.28	$0.55
Pro forma	$0.27	$0.53

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first three quarters of 2006 and 2005:

	Nine Months ended June 30,
	2006	2005
Risk free interest rate	4.49 - 5.08%	3.70 - 4.00%
Expected life	5.0 years	5.0 years
Expected volatility	45.0%	45.0%
Expected dividend yield	0%	0%

Expected life of the options granted and expected volatilities are based on the expected life and historical volatilities of the stocks of comparable public companies and other factors.  Estimated annual forfeiture rates of 0.0 - 8.0% were utilized in valuing the options granted in the first three quarters of 2006.

The following table summarizes stock options outstanding as of June 30, 2006, adjusted for the stock split, as well as activity during the nine months then ended:

		Range of	Weighted-
		Exercise	Average
	Shares	Price	Exercise Price
Outstanding at September 24, 2005	2,951,999	$0.29-$14.18	$3.83
Granted	693,938	18.63 - 27.17	19.85
Exercised	(802,398)	0.29 - 11.87	1.87
Forfeited	(22,686)	11.87 - 18.63	17.42
Outstanding at June 30, 2006	2,820,852	$0.29 - 27.17	$8.22
Exercisable at June 30, 2006	1,832,150	$0.29 - 14.18	$3.26

At June 30, 2006, the weighted-average remaining contractual life of options outstanding and exercisable was 7.4 years and 6.5 years, respectively. As of June 30, 2006, there were remaining options to purchase 2,017,274 shares of common stock available for grant under the Company’s 2004 Stock Plan.

At June 30, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $41.1 million and $35.6 million, respectively.  (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.)  The weighted-average grant date fair value of stock options granted during the nine months ended June 30, 2006 and 2005 was $10.13 and $5.35, respectively. The intrinsic value of stock options exercised during the nine months ended June 30, 2006 and 2005 was $15.8 million and $5.3 million, respectively. At June 30, 2006, the Company had $7.8 million of excess tax benefits available for potential deferred tax write-offs related to option accounting.

4.   Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. In our case, these consist of foreign currency translation gains or losses as follows:

Unaudited	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Net income	$17,054	$11,329	$34,739	$22,491
Foreign currency translation adjustment	1,077	(275)	1,191	853
Comprehensive income	$18,131	$11,054	$35,930	$23,344

5.   Acquisitions

C&S Roofing Materials, Inc. D/B/A Pacific Supply Company

On January 10, 2006, we purchased certain assets of C&S Roofing Materials, Inc. D/B/A Pacific Supply Company (“Pacific”), a distributor of roofing and other building products with four locations located in Orange and Los Angeles counties in California.  This purchase was funded through our U.S. revolving line of credit. A total of $2.0 million of cash remains in escrow for post-closing indemnification claims and is included in other long-term assets. Pacific had net sales of $53 million (unaudited) for the year ended December 31, 2005. We have included the results of operations for Pacific from the date of acquisition and applied preliminary purchase accounting, which, along with final purchase price adjustments, resulted in recorded goodwill of $26.8 million as follows (in 000’s):

Net assets	$6,618
Non-compete	181
Customer relationships	9,700
Goodwill	26,791
Purchase price	$43,290

Mississippi Roofing Supply, Inc., Sunbelt Supply LLC, & Alabama Roofing Supply LLC

On January 17, 2006, we purchased certain assets of Mississippi Roofing Supply, Inc., Sunbelt Supply LLC, & Alabama Roofing Supply LLC (together the “Supply Companies”), three affiliated distributors of roofing and other building products with two locations in Alabama and one in Mississippi. This purchase was funded through our U.S. revolving line of credit. A total of $3.8 million of cash was in escrow at June 30, 2006 for post-closing purchase price adjustments and indemnification claims, of which $3.0 million is included in other current assets and $0.8 million is included in other long-term assets. The Supply Companies had combined net sales of $76 million (unaudited) for the year ended December 31, 2005. We have included the results of operations for the Supply Companies from the date of acquisition.  The purchase price has been adjusted for the preliminary financial performance for the year ended December 31, 2005.  We have applied preliminary purchase accounting, which, along with certain purchase price adjustments already made for the final working capital levels and the preliminary 2005 financial results and paid in July 2006, resulted in recorded goodwill of $52.2 million as follows (in 000’s):

Net assets	$7,681
Non-compete	315
Customer relationships	7,825
Goodwill	52,163
Purchase price	$67,984

SDI Holding, Inc.

On October 14, 2005, we purchased 100% of the outstanding stock of SDI Holding, Inc. (“Shelter”), a distributor of roofing and other building products with 51 branches in 14 states at the time of the acquisition. This purchase was funded through our U.S. revolving line of credit. Based upon Shelter’s final performance for the 2005 calendar year, the sellers qualified for an earn-out payment of $6.4 million, which was paid in June of 2006.  Shelter had net sales of $342.4 million (unaudited) for the year ended December 31, 2005. We have included the results of operations for Shelter from the date of acquisition and applied preliminary purchase accounting, which, along with final purchase price adjustments, resulted in recorded goodwill of $79.6 million as follows (in 000’s):

Net assets	$66,582
Beneficial leases	610
Non-compete	842
Customer relationships	25,852
Goodwill	79,569
Purchase price	$173,455

Supplemental Pro Forma Information - Unaudited

The unaudited pro forma summary information below for the nine months ended June 30, 2006 and the three and nine months ended June 30, 2005, gives effect to the acquisition of Shelter as if the acquisition had occurred at the beginning of those periods and is after giving effect to certain adjustments, including amortization of the intangible assets subject to amortization, interest expense incurred as a consequence of the increased borrowings under our credit facility, and related income taxes. The aggregate impact of the inclusion of Pacific and the Supply Companies on the pro forma net income and net income per share presented below was not material and therefore has not been presented. Had the impact from Pacific and the Supply Companies been included in the pro forma net sales below, total pro forma net sales would have been $370.5 million for the three months ended June 30, 2005 and $1.12 billion and $923.5 million for the nine months ended June 30, 2006 and 2005, respectively. The unaudited pro forma summary information is not necessarily indicative of the financial results that would have occurred if the Shelter acquisition had been consummated at the beginning of those periods, nor is it necessarily indicative of the financial results which may be attained in the future.

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

Unaudited	Three Months Ended June 30,	Nine Months Ended June 30,
(Dollars in thousands, except per share data)	2005	2006	2005

Net sales	$339,376	$1,085,206	$838,859

Net income	$12,369	$34,199	$21,193

Net income per share:
Basic	$0.31	$0.80	$0.53

Diluted	$0.30	$0.78	$0.52

JGA Corp.

On December 15, 2004, we purchased 100% of the outstanding stock of JGA Corp. (“JGA”), a distributor of roofing and other building products with eight branches in Georgia and Florida at the time of our acquisition. This purchase was funded through our U.S. revolving line of credit. A total of $1.3 million of cash remains in escrow for post-closing indemnification claims and is included in other current assets. JGA had net sales of $74 million (unaudited) for the year ended December 31, 2003. We have included the results of operations for JGA from the date of acquisition and applied purchase accounting, which resulted in recorded goodwill of $9.7 million and $11.4 million of other intangible assets.

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

6.   Debt

Effective October 14, 2005, the Company and its lenders in connection with the purchase of Shelter (Note 5) amended and restated the senior secured credit facilities (revolving lines of credit and term loans). The amendment extended the maturity date of the facilities to October 14, 2010, lowered the interest rates charged, increased the revolving lines of credit and term loans to totals of $230 and $80 million, respectively, and extended the installment schedule of the term loans so that the final payment is due on October 14, 2010. In addition, the amendment expanded the criteria for acquisitions which do not require lender consent and included an option of increasing the revolving lines of credit by an additional $50 million, which was exercised in January 2006 (see below). The amendment also increased the amount of allowed annual capital expenditures to 1.5% of net sales.

In January 2006, the Company and its lenders agreed to increase the revolving lines of credit by the additional $50 million to a total of $280 million and amend the term loans to provide for additional loans of $10 million, resulting in a total of $90 million. The lenders also agreed to waive certain minimum availability levels related to the January 2006 acquisitions. None of the other terms of the revolving lines of credit and term loans were changed.

The borrowings under the amended facilities continue to be collateralized by substantially all of the Company’s assets and are subject to certain operating and financial covenants, which, among other things, restrict the payment of dividends. The senior secured credit facilities have numerous restrictive covenants, including required fixed charge coverage ratios.

7.   Foreign Sales

Foreign (Canadian) sales totaled $29.2 and $68.2 million in the three and nine months ended June 30, 2006, respectively, and $25.2 and $60.3 million in the three and nine months ended June 30, 2005, respectively.

8.   Financial Derivatives

The Company enters into interest rate derivative agreements, commonly referred to as swaps or collars, with the objective of reducing volatility in our borrowing costs.  At June 30, 2006, there were two interest rate collars outstanding that effectively convert the variable LIBOR component on a portion of our term loans to a fixed rate.  The first collar has a notional amount of $75 million, expires in November 2008, and has a floor rate of 4.33% and a cap rate of 5.85%.  The second collar has a notional amount of $75 million, expires in January 2008, and has a floor rate of 4.54% and a cap rate of 5.09%.  The combined fair market value of the agreements resulted in a recorded asset of approximately $0.7 million at June 30, 2006, which was determined based on current interest rates and expected trends.  Since these instruments do not qualify as hedges, changes in the unrealized gain or loss are recorded in interest expense.  The differentials to be paid or received under the terms of the agreement are accrued as interest rates change and are recognized as an adjustment to interest expense related to the debt.

ITEM 2   Management’s Discussion And Analysis Of Financial Condition And Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2005 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2006” and “YTD 2006” refer to the three months (third quarter) and nine months (year-to-date) ended June 30, 2006, respectively, of our fiscal year ending September 30, 2006, and all references to “2005” and “YTD 2005” refer to the three months (third quarter) and nine months (year-to-date) ended June 30, 2005, respectively, of our fiscal year ended September 24, 2005.

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

We currently distribute up to 10,000 SKUs through 148 branches in the United States and Canada.  We had 2,512 employees as of June 30, 2006, including our sales and marketing team of 630 employees. In fiscal year 2005, approximately 90% of our net sales were in the United States. We stock one of the most extensive assortments of high-quality branded products in the industry, enabling us to deliver products to our customers on a timely basis.

Execution of the operating plan at each of our branches drives our financial results. Revenues are impacted by the relative strength of the residential and non-residential roofing markets we serve. We allow each of our branches to develop its own marketing plan and mix of products based upon its local market. We differentiate ourselves from the competition by providing customer services, including job site delivery, tapered insulation layouts and design and metal fabrication, and by providing credit. We consider customer relations and our employees’ knowledge of roofing and exterior building materials to be very important to our ability to increase customer loyalty and maintain customer satisfaction. We invest significant resources in training our employees in sales techniques, management skills and product knowledge. Although we consider these attributes important drivers of our business, we continually pay close attention to controlling operating costs.

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers and introducing new products) and acquisition growth.  Our main acquisition strategy is to target market leaders in geographic areas that we presently do not service. Our October 2005 acquisition of SDI Holding, Inc. (“Shelter”) is one example of this approach. Shelter is a leading distributor of roofing and other building materials, currently operating 51 branches in the Southeast, Midwest and Central Plains regions of the United States, growing areas targeted by us for expansion.  In addition, we also acquire smaller companies to supplement branch openings within existing markets. Our November 2005 acquisition of Easton Wholesale Company, Inc. (“Easton”), which was integrated into our region in the Mid-Atlantic, is one example of such an acquisition.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.4	76.0	75.5	75.6

Gross profit	24.6	24.0	24.5	24.4

Operating expenses	16.6	15.9	17.9	17.5

Income from operations	8.0	8.1	6.6	6.9
Interest expense	(1.2)	(0.6)	(1.2)	(0.6)
Loss on early retirement of debt	—	—	—	(0.1)

Income before income taxes	6.8	7.5	5.4	6.2
Income taxes	(2.6)	(2.9)	(2.2)	(2.6)

Net income	4.2%	4.6%	3.2%	3.6%

In managing our business, we consider all growth, including branch expansion, to be internal growth unless it results from an acquisition. When we refer to growth in existing markets in our discussion and analysis of financial condition and results of operations, we include growth from existing and newly-opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. At June 30, 2006, we had a total of 148 branches in operation. For the quarter ended June 30, 2006, 86 branches (including JGA) were included in our existing market calculations and 62 branches were excluded because they were acquired during or after the quarter ended June 30, 2005. JGA is included in acquired markets for YTD 2006 since they were owned by the Company for only a portion of the four-quarter period that preceded YTD 2006. Acquired markets (see Note 5 to the consolidated financial statements) for YTD 2006 also include Pacific, the Supply Companies, Shelter, Easton, ISI and CSI, and for YTD 2005 represent the partial-year operating results for JGA.

Three Months Ended June 30, 2006 (“2006”) Compared to the Three Months Ended June 30, 2005 (“2005”)

Existing and Acquired Markets

For the Three Months Ended

	Existing Markets		Acquired Markets		Consolidated
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005

Net Sales	$257,968	$244,729	$149,134	$3,722	$407,102	$248,451

Gross Profit	64,416	59,130	35,892	583	100,308	59,713
Gross Margin	25.0%	24.2%	24.1%	15.7%	24.6%	24.0%

Operating Expenses	38,434	39,076	29,395	406	67,829	39,482
Operating Expenses as a % of Net Sales	14.9%	16.0%	19.7%	10.9%	16.6%	15.9%

Operating Income	$25,982	$20,054	$6,497	$177	$32,479	$20,231
Operating Margin	10.1%	8.2%	4.4%	4.8%	8.0%	8.1%

Net Sales

Consolidated net sales increased $158.7 million, or 63.9%, to $407.1 million in 2006 from $248.5 million in 2005. Existing markets saw internal growth of $13.2 million or 5.4%, while acquired markets contributed the remaining increase of $145.5 million. A portion of the acquired markets’ business benefited from the Gulf Coast rebuilding that is occurring following Hurricane Katrina. We believe the current U.S. new home construction slowdown has not had a material impact on our sales to date, although we cannot predict the impact it may have on future operations. We opened one new branch in acquired markets during 2006 and three new branches in existing markets during 2005.  For 2006, our acquired markets had combined product group sales of $88.4, $32.2 and $28.5 million in residential roofing products, non-residential roofing products and complementary building products, respectively, while the product group sales for our existing markets were as follows:

For the Three Months Ended

	June 30, 2006		June 30, 2005
	Sales	Mix	Sales	Mix	Growth
	(dollars in millions)

Residential roofing products	$112.6	43.6%	$100.7	41.2%	$11.9	11.8%
Non-residential roofing products	86.1	33.4	87.4	35.7	(1.3)	-1.5
Complementary building products	59.3	23.0	56.6	23.1	2.7	4.8
	$258.0	100.0%	$244.7	100.0%	$13.3	5.4%

Note: Total 2006 existing market sales of $258.0 million plus 2006 sales from acquired markets of $149.1 million equal $407.1 million of total 2006 sales. Our total 2005 sales of $248.4 million consisted of $244.7 million from existing markets plus $3.7 million from acquired markets. We believe the existing market information is useful to investors because it helps explain organic growth.

Our third-quarter existing market growth was due primarily to the following factors:

•              overall estimated price increases of approximately 4%-6% compared to 2005;

•              continued strong residential roofing demand across most regions; and

•              four new branches opened in existing markets since June 30, 2005.

Due, in part, to the mild winter during our second quarter and rainfall well above normal during the third quarter, sales growth was weakest along the East Coast, especially in New England. Of our product groups, non-residential roofing sales were the weakest in these areas. In last year’s third quarter, non-residential roofing sales in existing markets increased 33.6%.

Gross Profit

For the Three Months Ended

	June 30,	June 30,
	2006	2005	Change
	(dollars in millions)

Gross profit	$100.3	$59.7	$40.6		68.0%

Gross margin	24.6%	24.0%		0.6%

Our existing markets’ gross profit grew 8.9% and contributed $5.3 million to the total gross profit increase, while acquired markets accounted for the remaining $35.3 million increase.  Existing markets’ gross margin increased to 25.0% in 2006 from 24.2% in 2005. This increase was the result of a product mix shift towards more residential roofing products, which generally have higher gross margins, inclusive of regular and seasonal vendor buying programs, and an increase in vendor rebates as a percentage of sales during 2006 resulting mainly from increased buying power from our growth. Our consolidated overall gross margin increased to 24.6% from 24.0% due to the same factors and less of an influence from JGA’s lower gross margin.

Operating Expenses

For the Three Months Ended

	June 30,	June 30,
	2006	2005	Change
	(dollars in millions)

Operating expenses	$67.8	$39.5	$28.3		71.6%

Operating expenses as a % of sales	16.6%	15.9%		0.7%

Our existing markets’ operating expenses declined $0.6 million, or 1.6%, to $38.4 million in 2006 from $39.1 million in 2005, while acquired markets increased $28.9 million, including $2.4 million for the amortization of intangible assets recorded under purchase accounting. The existing markets’ operating expense decline was due primarily to lower bad debt expense, insurance expense and professional fees, partially offset by increased payroll and related costs resulting from our increased sales volume and four new branches opened in existing markets since June 30, 2005, and higher selling expenses, including transportation costs. In addition, existing markets’ general and administrative expenses have benefited from leveraging certain expenses over a larger base, including our acquired markets. Stock option expense also increased $0.7 million in 2006 from 2005.

Existing markets’ operating expenses as a percentage of net sales dropped to 14.9% from 16.0%, primarily due to the leveraging of our fixed costs over the higher sales volume and the lower expenses discussed above. Overall operating expenses increased to 16.6% of net sales in 2006 from 15.9% in 2005, primarily due to higher operating cost percentages at Shelter and Pacific.

Interest Expense

Interest expense increased $3.3 million to $4.8 million in 2006 from $1.5 million in 2005. We amended our revolving lines of credit and term loans in connection with our acquisitions and increased our borrowings since the third quarter of last year. Interest rates also increased from the prior year, although the impact of the higher rates was partially offset by an increase in the market value of our interest rate collars.

Income Taxes

Income tax expense was $10.6 million in 2006, an effective tax rate of 38.3%, compared to $7.4 million in 2005, an effective rate of 39.6%. The reduction in our third quarter rate this year and the lower effective rate for 2005 compared to the YTD 2005 rate were due to reversals of previously accrued income taxes of $0.6 and $0.4 million in 2006 and 2005, respectively. We expect our fiscal 2006 fourth-quarter effective income tax rate to return to 40.5%.

Nine Months Ended June 30, 2006 (“YTD 2006”) Compared to the Nine Months Ended June 30, 2005 (“YTD 2005”)

Existing and Acquired Markets

For the Nine Months Ended

	Existing Markets June 30,		Acquired Markets June 30,		Consolidated June 30,
	2006	2005	2006	2005	2006	2005

Net Sales	$628,057	$555,663	$441,327	$64,094	$1,069,384	$619,757

Gross Profit	161,067	140,992	100,708	10,437	261,775	151,429
Gross Margin	25.6%	25.4%	22.8%	16.3%	24.5%	24.4%

Operating Expenses	104,151	100,036	87,077	8,353	191,228	108,389
Operating Expenses as a % of Net Sales	16.5%	18.0%	19.7%	13.0%	17.9%	17.5%

Operating Income	$56,916	$40,956	$13,631	$2,084	$70,547	$43,040
Operating Margin	9.1%	7.4%	3.1%	3.3%	6.6%	6.9%

Net Sales

Consolidated net sales increased $449.6 million, or 72.5%, to $1.07 billion in YTD 2006 from $619.8 million in YTD 2005. Existing markets saw internal growth of $72.4 million or 13.0%, while acquired markets contributed the remaining increase of $377.2 million. A portion of the acquired markets’ business benefited from the Gulf Coast rebuilding that is occurring following Hurricane Katrina. We opened two new branches in existing markets during YTD 2006 and five new branches in existing markets in YTD 2005. We opened three new branches in acquired markets in YTD 2006.  For YTD 2006, our acquired markets had combined product group sales of $258.5, $94.5 and $88.3 million in residential roofing products, non-residential roofing products and complementary building products, respectively, while the product group sales for our existing markets were as follows:

For the Nine Months Ended

	June 30, 2006		June 30, 2005
	Sales	Mix	Sales	Mix	Growth
	(dollars in millions)

Residential roofing products	$258.4	41.1%	$219.0	39.4%	$39.4	18.0%
Non-residential roofing products	222.3	35.4	204.4	36.8	17.9	8.8
Complementary building products	147.4	23.5	132.3	23.8	15.1	11.4
	$628.1	100.0%	$555.7	100.0%	$72.4	13.0%

Note: Total YTD 2006 existing market sales of $628.1 million plus YTD 2006 sales from acquired markets of $441.3 million equal $1.07 billion of total YTD 2006 sales. Our sales for YTD 2005 consisted of existing market sales of $555.7 million, plus acquired market sales of $64.1 million, totaling $619.8 million.  We believe the existing market information is useful to investors because it helps explain organic growth.

Our YTD 2006 existing market growth was due primarily to the following factors:

•   overall estimated price increases of approximately 4%-7% compared to YTD 2005;

•   strong residential roofing demand across most regions;

•   high demand for complementary building products; and

•   moderate overall non-residential roofing demand, with strong growth in the mid-Atlantic and Texas regions.

Gross Profit

For the Nine Months Ended

	June 30,	June 30,
	2006	2005	Change
	(dollars in millions)

Gross profit	$261.8	$151.4	$110.4		72.9%

Gross margin	24.5%	24.4%		0.1%

Our existing markets’ gross profit grew 14.2% and contributed $20.1 million to the total gross profit increase, while acquired markets accounted for the remaining $90.3 million increase.  Existing markets’ gross margin increased to 25.6% in YTD 2006 from 25.4% in YTD 2005 due primarily to the same factors mentioned above for the third quarter.  Our overall gross margin has also increased due to these factors and a higher gross margin in our acquired markets prior to those factors.  We expect our future quarterly overall gross margins to fluctuate from 24% to 26% depending primarily on our product mix.

Operating Expenses

For the Nine Months Ended

	June 30,	June 30,
	2006	2005	Change
	(dollars in millions)

Operating expenses	$191.2	$108.4	$82.8		76.4%

Operating expenses as a % of sales	17.9%	17.5%		0.4%

Our existing markets’ operating expenses increased $4.1 million, or 4.1%, to $104.1 million in YTD 2006 from $100.0 million in YTD 2005, while acquired markets accounted for the remaining $78.7 million increase, including $6.2 million for the amortization of intangible assets recorded under purchase accounting. The existing markets’ operating expense increase was due primarily to increased payroll and related costs resulting from our increased sales volume and four new branches opened in existing markets since June 2005.  Other significant changes came from higher selling expenses, including transportation costs, while professional fees and insurance costs declined in YTD 2006.  In addition, existing markets’ general and administrative expenses have benefited from leveraging certain expenses over a larger base, including our acquired markets. Stock option expense also increased $1.6 million in 2006 from 2005.

Existing markets’ operating expenses as a percentage of net sales dropped to 16.5% from 18.0%, primarily due to the leveraging of our fixed costs over the higher sales volume. Overall operating expenses increased to 17.9% of net sales in YTD 2006 from 17.5% in YTD 2005. Higher operating cost percentages at Shelter and Pacific were the principal causes of this increase, partially offset by leveraging our fixed costs over the increased sales.

Interest Expense

Interest expense increased $9.7 million to $13.2 million in YTD 2006 from $3.5 million in YTD 2005. We amended our revolving lines of credit and term loans in connection with our acquisitions and increased our borrowings since YTD 2005. Interest rates also increased from the prior year, although the impact of the higher rates was partially offset by an increase in the market value of our interest rate collars.

Loss on Early Retirement of Debt

On September 28, 2004, we used a portion of the proceeds from our IPO to pay off the remaining junior subordinated notes.  In connection with the associated early retirement of debt, we recorded a $0.9 million loss in YTD 2005.

Income Taxes

Income tax expense was $22.7 million in YTD 2006 compared to $16.1 million in YTD 2005. For YTD 2006, our effective income tax rate was approximately 39.5%, compared to 41.7% for YTD 2005.   The rate decrease was due to this year’s larger third-quarter reversal of previously accrued income taxes and the strong earnings from our Canadian subsidiary, which has enabled us to use a more favorable tax credit for foreign taxes. In addition, due to the strong earnings throughout our domestic regions and having no unusable losses in any state, we experienced a drop in our overall effective state income tax rate. We expect this year’s fourth-quarter effective income tax rate to return to 40.5%.

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

(dollars in millions, except per share data)	Fiscal 2006			Fiscal 2005
(unaudited)	Qtr 1	Qtr 2	Qtr 3	Qtr 1	Qtr 2	Qtr 3	Qtr 4

Net sales	$339.9	$322.4	$407.1	$199.2	$172.1	$248.5	$231.2
Gross profit	83.7	77.8	100.3	50.3	41.4	59.7	55.8
Income from operations	25.7	12.4	32.5	17.3	5.5	20.2	17.7
Net income	$12.9	$4.8	$17.1	$8.7	$2.4	$11.3	$10.4

Quarterly sales as % of year’s sales	—	—	—	23.4%	20.2%	29.2%	27.2%
Quarterly gross profit as % of year’s gross profit	—	—	—	24.3	20.0	28.8	26.9
Quarterly income from operations as % of year’s income from operations	—	—	—	28.5%	9.1%	33.3%	29.2%

Liquidity and Capital Resources

We had cash of $1.1 million at June 30, 2006 compared to cash of $3.2 million at June 30, 2005 and a cash overdraft of $6.1 million at September 24, 2005. Our net working capital was $161.7 million at June 30, 2006 compared to net working capital of $45.0 million at June 30, 2005 (which was net of the revolver borrowings of $66.9 million) and $121.0 million at September 24, 2005. Our allowance for doubtful accounts of $5.9 million as of June 30, 2006 excludes writedowns of certain acquired accounts receivable that were adjusted in purchase accounting.

YTD 2006 compared to YTD 2005

Our net cash provided by operating activities was $65.8 million for YTD 2006 compared to $9.3 million for YTD 2005. Our sales growth drove our income from operations to $70.5 million in YTD 2006 from $43.0 million in YTD 2005. Inventory levels, exclusive of the effects of businesses acquired, increased by $35.4 million, mostly due to ten new branches opened (including four opened in acquired markets) since the beginning of fiscal 2005 and anticipation of a continued strong sales growth rate. Existing markets’ inventory turns increased slightly while overall inventory turns declined slightly in YTD 2006 compared to YTD 2005. The negative cash impact from the growth in inventory was more than offset by an increase in accounts payable and accrued expenses, exclusive of the effects of businesses acquired. Our accounts payable increased due, in part, to more favorable payment terms, including the beneficial impact of transitioning our existing market payment terms to acquired markets in YTD 2006. Accounts receivable, exclusive of the effects of businesses acquired, decreased slightly in YTD 2006 from YTD 2005. The number of days outstanding for accounts receivable, based upon year-to-date sales, also decreased by several days in YTD 2006.

Net cash used in investing activities in YTD 2006 was $296.9 million compared to $43.9 million in YTD 2005, due primarily to our acquisitions that had an aggregate net purchase price of $285.7 million paid in YTD 2006. Net capital expenditures increased in YTD 2006 due to purchases of new transportation and warehouse equipment to service our growth and newly opened branches. In addition, there was a $3.7 million increase in the use of new capital lease financings for such equipment.

Net cash provided by financing activities was $238.5 million in YTD 2006 compared to $41.5 million in YTD 2005. The net cash provided by financing activities in YTD 2006 reflects borrowings under our revolving lines of credit and term loans, primarily to finance our acquisitions, and net proceeds of $51.6 million from the public sale of two million shares of common stock (pre-split) in December 2005 (Note 1 to the consolidated financial statements). The net cash provided by financing activities in YTD 2005 primarily reflected the proceeds from our IPO less the associated warrant redemption and debt payments.

Capital Resources

Our principal source of liquidity at June 30, 2006 was our available borrowings of $68.6 million under revolving lines of credit. Our borrowing base availability is determined primarily by trade accounts receivable and product inventory levels, less outstanding borrowings. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets at June 30, 2006 and September 24, 2005 were classified as long-term liabilities and at June 30, 2005 as current liabilities in accordance with EITF Issue 95-22,  Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Arrangements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

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

•              acquisitions; and

•              capital expenditures.

Our primary capital needs are for working capital obligations and other general corporate purposes, including acquisitions and capital expenditures. Our primary sources of working capital are cash from operations supplemented by bank borrowings. In the past, we have financed acquisitions initially through increased bank borrowings, the issuance of common stock and other borrowings. We then repay any such borrowings with cash flows from operations. We have funded our capital expenditures through increased bank borrowings or through capital leases and then have reduced these obligations with cash flows from operations.

We believe we have adequate availability of capital to fund our present operations, meet our commitments on our existing debt and fund anticipated growth, including expansion in existing and targeted market areas. We continually seek potential acquisitions and from time to time hold discussions with acquisition candidates. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a strong base for obtaining additional financing resources at competitive rates and terms. Additionally, we may issue additional shares of common stock to raise funds, which we did in December 2005, or we may issue preferred stock. We made two acquisitions in January 2006 for a combined initial price of approximately $107 million. In connection with these acquisitions, we requested an increase of $50 million in our revolving lines of credit and an additional $10 million of term loans. Our lenders approved those requests in January 2006.

Indebtedness

We currently have the following credit facilities:

•              a senior secured credit facility in the U.S.;

•              a Canadian senior secured credit facility; and

•              two capital lease facilities.

Senior secured credit facilities

The credit facilities, as amended in January 2006, mature on October 14, 2010 and consist of a $280 million United States revolving line of credit and a CDN $15 million Canadian revolving line of credit, commonly referred to as revolvers, and term loans totaling $72.8 million outstanding at June 30, 2006.

The facilities provide for a cash receipts lockbox arrangement that gives us sole control over the funds in our lockbox accounts, unless excess availability is less than $10 million or an event of default occurs, in which case the senior secured lenders have the right to take control over such funds and to apply such funds to repayment of the senior debt. The lockbox arrangement is operational and the revolver borrowings outstanding as of June 30, 2006 and September 24, 2005 have been classified as long-term-debt for amounts expected to be outstanding for greater than one year.

As of June 30, 2006, there was $199.3 million outstanding and $68.6 million available for borrowing under the revolvers, subject to changes in our borrowing base availability determined primarily by trade accounts receivable and product inventories levels. We also had $4.0 million of outstanding standby letters of credit.

Interest on borrowings under the U.S. facilities is payable at our election at either of the following rates:

•              an index rate (that is the higher of (a) the base rate for corporate loans quoted in The Wall Street Journal or (b) the Federal Reserve overnight rate plus 1/2 of 1%) plus a margin of 0.25% to 1.50%, or

•              the current LIBOR Rate plus a margin ranging from 1.50% to 1.75%.

Interest under the Canadian facility is payable at our election at either of the following rates:

•              an index rate (that is the higher of (1) the Canadian prime rate as quoted in the Globe and Mail and (2) the 30-day BA Rate plus 1.75%) plus 0.50%, or

•              the BA rate as described in the Canadian facility plus 1.75%.

Substantially all of our assets, including the capital stock and assets of our wholly-owned subsidiaries, secure our obligations under these senior secured credit facilities. The senior secured credit facilities have numerous restrictive covenants, including a required fixed charge coverage of 1.20 to 1, a senior indebtedness to pro forma EBITDA ratio of 3.50 to 1 and a total indebtedness to pro forma EBITDA ratio of 4.75 to 1, in each case determined on a trailing twelve-month basis at the end of each quarter. In addition, in any fiscal year, capital expenditures may not exceed 1.5% of gross revenues and annual rental payments under operating leases may not exceed $22.0 million. There are also certain minimum availability levels that must be maintained. As of June 30, 2006, we were in compliance with all covenants and financial ratio requirements.

Capital lease facilities

Our capital lease facilities allow us to finance a portion of our transportation and warehouse equipment. The facilities provided us with $11 million of availability at June 30, 2006, of which $7.5 million was outstanding, with fixed interest rates ranging from 4.7% to 6.3%.

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

Financial Derivatives

We enter into interest rate derivative agreements, commonly referred to as swaps or collars, with the objective of reducing volatility in our borrowing costs. At June 30, 2006, we had two interest rate collars effectively converting the variable LIBOR component on a portion of our senior credit facility term debt to a fixed rate. One collar has a notional amount of $75 million, expires in November 2008, and has a floor rate of 4.33% and a cap rate of 5.85%. The other interest rate collar has a notional amount of $75 million that expires in January 2008 and has a floor rate of 4.54% and cap rate of 5.09%.  The combined fair market value of the agreements resulted in a recorded asset of approximately $0.7 million at June 30, 2006, which was determined based on current interest rates and expected trends. Since these instruments do not qualify as hedges, changes in the unrealized gain or loss are recorded in interest expense. The differentials to be paid or received under the terms of the agreement are accrued as interest rates change and are recognized as an adjustment to interest expense related to the debt.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended September 24, 2005.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of June 30, 2006, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2006, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

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

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2006.

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