Form 10-K
period 2006-09-30
BEACON ROOFING SUPPLY INC
filed 2006-12-14
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2006

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

Address of principal executive offices: One Lakeland Park Drive, Peabody, MA 01960

Registrant’s telephone number, including area code: (978) 535-7668

Securities registered pursuant to section 12(b) of the Act:

Title of each class

Common Stock, $.01 par value

Name of each exchange on which registered:

The NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the end of the second quarter ended March 31, 2006 was $1,164,127,233.

The number of shares of common stock outstanding as of December 1, 2006 was 43,872,533.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A).

Table of Contents

BEACON ROOFING SUPPLY, INC.

Index to Annual Report
on Form 10-K

Year Ended September 30, 2006

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

Forward-looking statements speak only as of the date of this Form 10-K. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-K, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this Form 10-K or that may be made elsewhere from time to time by, or on behalf of us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

ii

PART I

ITEM 1.                BUSINESS

Overview

We are one of the largest distributors of residential and non-residential roofing materials in the United States and Canada. We also distribute other complementary building materials, including siding, windows, specialty lumber products and waterproofing systems for residential and nonresidential building exteriors. We currently operate 155 branches in 31 states and 3 Canadian provinces, carrying up to 10,000 SKUs and serving more than 38,000 customers. We are a leading distributor of roofing materials in key metropolitan markets in the Northeast, Mid-Atlantic, Midwest, Central Plains, Southeast and Southwest regions of the United States and in Eastern Canada.

For the fiscal year ended September 30, 2006, residential roofing products comprised 49% of our sales, non-residential roofing products accounted for 30% of our sales, and siding, waterproofing systems, windows, specialty lumber and other exterior building products provided the remaining 21% of our sales.

We also provide our customers a comprehensive array of value-added services, including:

•       advice and assistance to contractors throughout the construction process, including product identification, specification and technical support;

•       job site delivery, rooftop loading and logistical services;

•       tapered insulation design and layout services;

•       metal fabrication and related metal roofing design and layout services;

•       trade credit; and

•       marketing support, including project leads for contractors.

We believe the additional services we provide strengthen our relationships with our customers and distinguish us from our competition. The vast majority of orders require at least some of these services. Our ability to provide these services efficiently and reliably can save contractors time and money. We also believe that our value-added services enable us to achieve attractive gross profit margins on our product sales. We have earned a reputation for a high level of product availability, excellent employees, professionalism and high-quality service, including timely, accurate and safe delivery of products.

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

We have achieved our growth through a combination of fourteen strategic and complementary acquisitions between 1998 and 2006, opening new branch locations, acquiring branches and broadening our product offering. We have grown from $76.7 million in sales in fiscal year 1998 to $1.5 billion in sales in fiscal year 2006, which represents a compound annual growth rate of 45.0%. Our internal growth, which includes growth from existing and newly opened branches but excludes growth from acquired branches, was 7.0% per annum over the same period. Acquired branches are excluded from internal growth measures until they have been under our ownership for at least four full fiscal quarters at the start of the reporting period. During this eight-year period, we opened nineteen new branch locations and our same store sales increased an average of 3.2% per annum. Same store sales are defined as the aggregate sales from branches open for the entire comparable annual periods within the eight-year period. Income from operations has increased from $5.3 million in fiscal year 1998 to $100.3 million in fiscal year 2006, which represents a compound annual growth rate of 44.4%. We believe that our proven business model will continue to deliver industry-leading growth and operating profit margins.

In fiscal 2006, we had internal growth rates of 14.7% and 38.8% in sales and income from operations, respectively, over fiscal 2005. Fiscal year 2006 had four additional business days as compared to fiscal 2005, which boosted existing market sales by approximately 2.3%. We also opened six new branch locations and acquired sixty-five branches through our acquisitions of SDI Holding, Inc. (“Shelter”), Easton Wholesale Company, Inc. (“Easton”), C & S Roofing Materials, Inc. (“Pacific”), Mississippi Roofing Supply, Inc., Sunbelt Supply, LLC, & Alabama Roofing Supply, LLC (together the “Supply Companies”), Roof Depot, Inc. (“Roof Depot”), and Roofing and Sheet Metal Supply Company of Tulsa, Inc. (“RSM”).

History

Our predecessor, Beacon Sales Company, Inc., was founded in Charlestown, Massachusetts (a suburb of Boston) in 1928. In 1984, when our current Chairman Andrew Logie acquired Beacon Sales Company with other investors, it operated three distribution facilities and generated approximately $16 million in annual revenue. In August 1997, Code, Hennessy & Simmons III, L.P., a Chicago-based private equity fund, and certain members of management, purchased Beacon Sales Company to use it as a platform to acquire leading regional roofing materials distributors throughout the United States and Canada. At the time of the purchase by Code Hennessy and management, Beacon Sales Company operated seven branches in New England and generated approximately $72 million of revenue annually, primarily from the sale of non-residential roofing products. Since 1997, we have made fourteen strategic and complementary acquisitions. Also since 1997, we have opened a total of twenty-four new branches. We have also expanded our product offerings to offer more residential roofing products and complementary exterior building materials and related services. Our strategic acquisitions, branch expansions, and product line extensions have increased the diversity of both our customer base and local market focus and generated cost savings through increased purchasing power and reduced overhead expenses as a percentage of net sales. We completed an initial public offering (“IPO”) and became a public company in September 2004, and completed a secondary stock offering in December 2005.

We were incorporated in Delaware in 1997. Our principal executive offices are located at One Lakeland Park Drive, Peabody, MA 01960 and our telephone number is (978) 535-7668. Our Internet website address is www.beaconroofingsupply.com.

Recent developments

On November 2, 2006, we and our lenders amended our credit facilities. See Capital Resources for a full description.

U.S. Industry Overview

The U.S. roofing market based upon manufacturer sales to distribution and others was estimated to be approximately $10.5 billion in 2003, which is the most recent annual data available to us, and is projected to grow 3.5% annually through 2008 to $12.5 billion. We believe this rate of growth is consistent with the stable long-term growth rates in the industry over the past 40 years.

The U.S. roofing market can be separated into two categories: the residential roofing market and the non-residential roofing market. The residential roofing market accounted for approximately 64% of the total U.S. market by volume in 2003. Through the end of the decade, non-residential roofing construction is expected to grow faster than residential roofing construction.

Over 70% of expenditures in the roofing market are for re-roofing projects, with the balance being for new construction. Re-roofing projects are generally considered maintenance and repair expenditures and are less likely than new construction projects to be postponed during periods of recession or slow economic growth. As a result, demand for roofing products is less volatile than overall demand for construction products.

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

Despite some recent consolidation, the roofing materials distribution industry remains highly fragmented. The industry is characterized by a large number of small and local regional participants. As a result of their small size, many of these distributors lack the corporate, operating and IT infrastructure required to compete effectively.

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

A number of factors also generate re-roofing demand, including one-time weather damage (such as Hurricanes Katrina and Rita which increased demand in 2006), improvement expenditures and homeowners looking to upgrade their homes. Sales of existing homes can affect re-roofing demand, as some renovation decisions are made by sellers preparing their houses for sale and others made by new owners within the first year or two of occupancy.

Within the new construction portion of the residential roofing market, housing starts together with larger average roof sizes have supported growth in new residential roofing demand. However, new housing starts declined during 2006 and the pace may continue at the lower levels, decline further or rebound in the future.

Non-residential roofing market

Demand for roofing products used on non-residential buildings is forecast to advance at a faster rate than roofing products used in residential construction, as a result of a continued growth in construction activity in the office, commercial and industrial markets. New non-residential roofing is currently the fastest-growing portion of the U.S. roofing market. Good economic conditions, including a continued positive outlook for business and capital spending, are expected to drive expenditures for non-residential roofing. High-margin metal roofing will play an important role in the increased demand.

Re-roofing projects represent approximately 80% of the total non-residential demand. Re-roofing activity tends to be less cyclical than new construction and depends in part upon the types of materials on existing roofs, their expected lifespan and intervening factors such as wind or water damage.

The non-residential roofing market includes an office and commercial market, an industrial market and an institutional market. Office and commercial roofing projects, the single largest component of the non-residential roofing market at 46.5%, are expected to continue to show gains. Industrial roofing projects, representing 22.5% of non-residential roofing product sales, should also grow. Following a large contraction in non-residential construction from 2000 to 2002, non-residential roofing sales rebounded strongly in recent years.

The institutional market is comprised primarily of healthcare and educational construction activities. This market will continue to benefit from an aging baby boom population that will drive increases in the nation’s healthcare infrastructure, as well as increasing school enrollments that will require new and replacement facilities.

Complementary building products

Demand for complementary building products such as siding, windows and doors for both the residential and non-residential markets also grew in recent years. As in the roofing industry, demand for these products is driven by the repair and remodeling market as well as the new construction market.

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

•       Diversified business model that reduces impact of economic downturns.   We believe that our business is meaningfully protected in an economic downturn because of our high concentration in re-roofing, the mix of our sales between residential and non-residential products, our geographic and customer diversity, and the financial and operational ability we have to expand our business and obtain market share.

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

•       Sophisticated IT platform.   All of our locations, except one region of Shelter which will be converted in January 2007, operate on the same management information systems. We have made a significant investment in our information systems, which we believe are among the most advanced in the roofing distribution industry. These systems provide us with a consistent platform across all of our operations that helps us achieve additional cost reductions, greater operating efficiencies, improved purchasing, pricing and inventory management and a higher level of customer service. Our systems have substantial capacity to handle our future growth without requiring significant additional investment.

•       Industry-leading management team.   We believe that our key personnel, including branch managers, are among the most experienced in the roofing industry. Our executive officers, regional vice presidents and branch managers have an average of over 17 years of roofing industry experience.

•       Extensive product offering and strong supplier relationships.   We have a product offering of up to 10,000 SKUs, representing an extensive assortment of high-quality branded products. We believe that our extensive product offering has been a significant factor in attracting and retaining many of our customers. Because of our significant scale, product expertise and reputation in the markets that we serve, we have established strong ties to the major residential roofing materials manufacturers and are able to achieve substantial volume discounts.

Growth Strategies

Our objective is to become the preferred supplier of roofing and other exterior building product materials in the U.S. and Canadian markets while continuing to increase our revenue base and maximize our profitability. We plan to attain these goals by executing the following strategies:

•       Expand geographically through new branch openings.   Significant opportunities exist to expand our geographic focus by opening additional branches in existing or contiguous regions. Since 1997, we and our acquired companies have successfully entered numerous markets through greenfield expansion. Our strategy with respect to greenfield opportunities is to open branches within: (1) our existing markets; (2) where existing customers have expanded into new regions; and (3) in areas that have limited or no acquisition candidates that are a good fit with our business model. At times, we have acquired small distributors with one to three branches to fill in existing regions.

•       Pursue acquisitions of regional market-leading roofing materials distributors.   Acquisitions are an important component of our growth strategy. We believe that there are significant opportunities to grow our business through disciplined, strategic acquisitions. With only a few large, well-capitalized competitors in the industry, we believe we can continue to build on our distribution platform by successfully acquiring additional roofing materials distributors. Between 1998 and 2006, we successfully integrated fourteen strategic and complementary acquisitions.

•       Expand product and service offerings.   We believe that continuing to increase the breadth of our product line and customer services are effective methods of increasing sales to current customers and attracting new customers. We work closely with customers and suppliers to identify new building products and services, including windows, siding, waterproofing systems, insulation and metal fabrication. In addition, we believe we can expand our business by introducing products that we currently offer in certain of our existing markets into some of our other markets. In particular, we believe that we can expand nonresidential roofing sales in certain of our acquired markets that currently sell mostly residential products.

Products and services

Products

The ability to provide a broad range of products is essential in roofing materials distribution. We carry one of the most extensive arrays of high-quality branded products in the industry, enabling us to deliver products to our customers on a timely basis. Excluding one region of Shelter’s operations that is not yet on our mainframe system, we are able to fulfill approximately 95% of our orders through our in-stock inventory as a result of the breadth and depth of our inventory at our branches. Our product portfolio includes residential and non-residential roofing products as well as complementary building products such as siding, windows and specialty lumber products. Our product lines are designed to primarily meet the requirements of both residential and non-residential roofing contractors.

Product Portfolio

Residential	Non-residential	Complementary building products
roofing products	roofing products	Siding	Windows/Doors
Asphalt shingles	Single-ply roofing	Vinyl siding	Vinyl windows
Synthetic slate and tile	Asphalt	Red, white and yellow	Aluminum windows
Clay tile	Metal	cedar siding	Wood windows
Concrete tile	Modified bitumen	Fiber cement siding	Turn-key windows
Slate	Built-up roofing	Soffits	Doors
Nail base insulation	Cements and coatings	House wraps and vapor
Metal roofing	Insulation—flat stock	barriers
Felt	and tapered
Wood shingles and	Commercial fasteners
shakes	Metal edges and
Nails and fasteners	flashings
Prefabricated flashings	Skylights, smoke vents	Other	Specialty Lumber
Ridges and soffit vents	and roof hatches	Waterproofing systems	Redwood
Gutters and	Sheet metal, including	Building insulation	Red cedar decking
downspouts	copper, aluminum	Air barrier systems	Mahogany decking
Other accessories	and steel	Gypsum	Pressure treated lumber
	Other accessories		Fire treated plywood
Synthetic decking PVC
trim boards
Millwork
Custom millwork

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

In the non-residential market, single-ply roofing systems comprise the largest share of our products. Our single-ply roofing systems consist primarily of Ethylene Propylene Diene Monomer (synthetic rubber or EPDM) or thermo plastic (TPO) roofing materials and related components. In addition to the broad range of single-ply roofing components, we sell the insulation that is required as part of most non-residential roofing applications. Our insulation products include tapered insulation, which has been a high-growth product line. Our remaining non-residential products include metal roofing and flashings, fasteners, fabrics, coatings, roof drains, modified bitumen, built-up roofing and asphalt.

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

•       job site delivery, rooftop loading and logistical services;

•       tapered insulation design and layout services;

•       metal fabrication and related metal roofing design and layout services;

•       trade credit; and

•       marketing support, including project leads for contractors.

Customers

Our diverse customer base consists of more than 38,000 contractors, home builders, building owners, and other resellers primarily in the Southeast, Northeast, Central Plains, Midwest, Southwest and Mid-Atlantic regions of the United States, as well as in Eastern Canada. Our typical customer varies by end market, with relatively small contractors in the residential market and small to large-sized contractors in the non-residential market. To a lesser extent, our customer base includes general contractors, retailers and building materials suppliers.

As evidenced by the fact that a significant number of our customers have relied on us or our predecessors as their vendor of choice for decades, we believe that we have strong customer relationships that our competitors cannot easily displace or replicate. No single customer accounts for more than 0.5% of our revenues.

Sales and marketing

Sales strategy

Our sales strategy is to provide a comprehensive array of high-quality products and superior value-added services to residential and non-residential roofing contractors reliably, accurately and on time. Excluding one region of Shelter’s operations not yet on our mainframe system, we fulfill approximately 95% of our warehouse orders through our in-stock inventory as a result of the breadth and depth of our inventory at our local branches. We believe that our focus on providing superior value-added services and our ability to fulfill orders accurately and rapidly enables us to attract and retain customers.

Sales organization

We have attracted and retained an experienced sales force of more than 900 people who are responsible for generating revenue at the local branch level. The expertise of our salespeople helps us to increase sales to existing customers and add new customers.

Each of our branches is headed by a branch manager, who also functions as the branch’s sales manager. In addition, each branch generally employs up to four outside direct salespeople and up to five inside salespeople who report to their branch manager. Branches that focus on the residential market typically staff larger numbers of outside salespeople.

The primary responsibilities of our outside salespeople are to prospect for new customers and increase sales to existing customers. Our outside salespeople accomplish these objectives by reviewing information from construction reports and other industry news services in search of attractive construction projects in their local markets that are up for bids from contractors. Once a construction project is identified, our outside salespeople contact potential customers in an effort to solicit their interest in participating with us in the project. By seeking a contractor to “partner” with on a bid, we increase the likelihood that the contractor will purchase their roofing materials and related products from us in the event that the contractor is selected for the project.

To complement our outside sales force, we have built a strong and technically proficient inside sales staff. Our inside sales force is responsible for fielding incoming orders, providing pricing quotations and responding to customer inquiries. Our inside sales force provides vital product expertise to our customers.

In addition to our outside and inside sales forces, we represent certain manufacturers for particular manufacturers’ products. Currently, we have developed relationships with Carlisle, Johns Manville, Owens Corning, Soprema and Firestone on this basis. We currently employ fifteen representatives who act as liaisons (on behalf of property owners, architects, specifiers and consultants) between these roofing materials manufacturers and professional contractors.

Marketing

In order to capitalize on the local customer relationships that we have established and benefit from the brands developed by our regional branches, we have maintained the trade names of most of the businesses that we have acquired. These trade names—Alabama Roofing Supply, Beacon Roofing Supply Canada Company, Beacon Sales Company, Best Distributing, Coastal Metals, Dealer’s Choice, Forest, GLACO, Groupe Bedard, JGA Corp., Lafayette Woodworks, Mississippi Roofing Supply, Pacific Supply, Quality Roofing Supply, Roof Depot, Roofing and Sheet Metal of Tulsa, Shelter Distribution, Southern Roof Center, The Roof Center and West End Lumber—are well-known in the local markets in which the respective branches compete and are associated with the provision of high-quality products and customer service.

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

Purchasing and suppliers

Our status as a leader in our core geographic markets, as well as our reputation in the industry, has allowed us to forge strong relationships with numerous manufacturers of roofing materials and related products, including Alcoa, Carlisle, Certainteed, ElkCorp, Firestone, GAF Materials, Johns Manville, Owens Corning, Soprema and Tamko.

We are viewed by our suppliers as a key distributor due to our industry expertise, significant market share in our core geographic markets and the substantial volume of products that we distribute. We have significant relationships with more than 50 suppliers and maintain multiple supplier relationships for each product line.

We manage the procurement of products through our headquarters for the vast majority of the products that we distribute. We believe this enables us to purchase products more economically than most of our competitors. Product is shipped directly by the manufacturers to our branches or customers.

Operations

Facilities

Our network of 155 branches serves metropolitan areas in 31 states and three Canadian provinces. This network has enabled us to effectively and efficiently serve a broad customer base and to achieve a leading market position in each of our core geographic markets.

Operations

Our branch-based model provides each location with a significant amount of autonomy to operate within the parameters of our overall business model. Operations at each branch are tailored to meet the local needs of their customers. Depending on market needs, branches carry from about 1,000 to 10,000 SKUs.

Branch managers are responsible for sales, pricing and staffing activities, and have full operational control of customer service and deliveries. We provide our branch managers with significant incentives that allow them to share in the profitability of their respective branches as well as the company as a whole. Personnel at our corporate operations assist the branches with purchasing, procurement, credit services, information systems support, contract management, accounting and legal services, benefits administration and sales and use tax services.

Distribution/fulfillment process

Our distribution/fulfillment process is initiated upon receiving a request for a contract job order or direct product order from a contractor. Under a contract job order, a contractor typically requests roofing or other construction materials and technical support services. The contractor discusses the project’s requirements with a salesperson and the salesperson provides a price quotation for the package of products and services. Subsequently, the salesperson processes the order and we deliver the products to the customer’s job site.

Fleet

Our distribution infrastructure supports more than 500,000 deliveries annually. To accomplish this, we maintain a dedicated owned fleet of 887 straight trucks, 203 tractors and 410 trailers. Nearly all of our delivery vehicles are equipped with specialized equipment, including 615 truck-mounted forklifts, cranes, hydraulic booms and conveyors, which are necessary to deliver products to rooftop job sites in an efficient and safe manner.

Our branches focus on providing materials to customers who are located within a two-hour radius of their respective facilities. We make deliveries five days per week.

Management information systems

We have fully integrated management information systems. Our systems are consistently implemented across all our branches, and acquired businesses are promptly moved to our system upon acquisition. Our systems support every major internal operational function, except payroll, providing complete integration of purchasing, receiving, order processing, shipping, inventory management, sales analysis and accounting. All of our domestic branches, except for one of Shelter’s regions, use the same databases within the system, allowing branches to easily acquire products from other branches or schedule deliveries by other branches, greatly enhancing our customer service. Our system also has a sophisticated pricing matrix which allows us to refine pricing by region, branch, type of customer, customer, or even a specific customer project. In addition, our system allows us to monitor all branch and regional performance centrally. We have centralized many functions to leverage our size, including accounts payable, insurance, employee benefits, vendor relations, and banking. We expect to have the remaining Shelter branches integrated early in fiscal 2007.

All of our branches are connected to our IBM AS400 computer network by secure Internet connections or private data lines. We maintain a second IBM AS400 as a disaster recovery system, and information is backed up to this system throughout each business day. We have the capability of electronically switching our domestic operations to the disaster recovery system.

We have created a financial reporting package that allows us to send branches information they can use to compare branch by branch financial performance, which we believe is essential to operating each branch efficiently and more profitably. We have also developed a benchmarking report which enables us to compare all of our branches’ performance in 12 critical areas.

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

Competition

Although we are among the three largest roofing materials distributors in the United States and Canada, the U.S. roofing supply industry is highly competitive. The vast majority of our competition comes from local and regional roofing supply distributors, and, to a much lesser extent, other building supply distributors and “big box” retailers. Among distributors, we compete against a small number of large distributors and many small, local, privately-owned distributors. The principal competitive factors in our business include, but are not limited to, the availability of materials and supplies; technical product knowledge and expertise; advisory or other service capabilities; pricing of products; and availability of credit. We generally compete on the basis of product quality, the quality of our services and, to a lesser extent, price. We compete not only for customers within the roofing supply industry but also for personnel.

Employees

As of September 30, 2006, we had 2,641 employees, consisting of 702 in sales and marketing, 219 in branch management, including supervisors, 1,318 warehouse workers and drivers, and 402 general and administrative personnel.

We believe that our employee relations are good. Fourteen of our employees are represented by a labor union and covered by a collective bargaining agreement.

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

Our growth strategy includes acquiring other distributors of roofing materials and complementary products. Acquisitions involve numerous risks, including:

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

As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits of these acquisitions, and we may incur costs in excess of what we anticipate. These risks may be greater in the case of larger acquisitions.

We may not be able to successfully identify acquisition candidates, which would slow our growth rate.

We continually seek additional acquisition candidates in selected markets and from time to time engage in exploratory discussions with potential candidates. If we are not successful in finding attractive acquisition candidates that we can acquire on satisfactory terms, or if we cannot complete acquisitions that we identify, it is unlikely that we will sustain the historical growth rates of our business.

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

Our success is highly dependent upon the services of Robert Buck, our President and Chief Executive Officer, David Grace, our Chief Financial Officer, and historically Andrew Logie, our Chairman of the Board. Our success will continue to depend to a significant extent on our executive officers and key management personnel, including our regional vice presidents. We do not have key man life insurance covering any of our executive officers. We may not be able to retain our executive officers and key personnel or attract additional qualified management. The loss of any of our executive officers or other key management personnel, or our inability to recruit and retain qualified personnel, could hurt our ability to operate and make it difficult to execute our acquisition and internal growth strategies.

A change in vendor rebates could adversely affect our income and gross margins.

The terms on which we purchase product from many of our vendors entitle us to receive a rebate based on the volume of our purchases. These rebates effectively reduce our costs for products. If market conditions change, vendors may adversely change the terms of some or all of these programs. Although these changes would not affect the net recorded costs of product already purchased, it may lower our gross margins on products we sell or income we realize in future periods.

Cyclicality in our business could result in lower revenues and reduced profitability.

We sell a portion of our products for new residential and non-residential construction. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence. Downturns in the regions and markets we serve could result in lower revenues and, since many of our expenses are fixed, lower profitability. However, new housing starts declined during 2006 and the pace may continue at the lower levels or decline further.

Seasonality in the construction and re-roofing industry generally results in second quarter losses.

Our second quarter is typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and re-roofing markets decreases. Because many of our expenses remain relatively fixed throughout the year, we generally record a loss during our second quarter. We expect that these seasonal variations will continue in the future.

If we encounter difficulties with our management information systems, we could experience problems with inventory, collections, customer service, cost control and business plan execution.

We believe our management information systems are a competitive advantage in maintaining our leadership position in the roofing distribution industry. If we experience problems with our management information systems, we could experience, among other things, product shortages and/or an increase in accounts receivable. Any failure by us to properly maintain our management information systems could adversely impact our ability to attract and serve customers and could cause us to incur higher operating costs and experience delays in the execution of our business plan.

An impairment of goodwill and/or other intangible assets could reduce net income.

Acquisitions frequently result in the recording of goodwill and other intangible assets. At September 30, 2006, goodwill represented approximately 35% of our total assets. Goodwill is no longer amortized and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our single reporting unit. Our accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine fair value using a market approach to value our business.

We evaluate the recoverability of goodwill for impairment in between our annual tests when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Any impairment of goodwill will reduce net income in the period in which the impairment is recognized.

We might need to raise additional capital, which may not be available, thus limiting our growth prospects.

We may require additional equity or further debt financing in order to consummate an acquisition or for additional working capital for expansion or if we suffer losses. In the event additional equity or debt financing is unavailable to us, we may be unable to expand or make acquisitions and our stock price may decline as a result of the perception that we have more limited growth prospects.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We lease 159 facilities, including our headquarters and other support facilities, throughout the United States and Eastern Canada. These leased facilities range in size from 2,000 square feet to 138,716 square feet. We sublet three facilities. In addition, we own eleven sales/warehouse facilities located in Manchester, New Hampshire; Reading, Pennsylvania; Montreal, Quebec; Sainte-Foy, Quebec; Delson, Quebec; Salisbury, Maryland; Hartford, Connecticut; Cranston, Rhode Island; Lancaster, Pennsylvania; Jacksonville, Florida and Easton, Maryland. These owned facilities range in size from 11,500 square feet to 48,900 square feet. All of the owned facilities are mortgaged to our senior lenders. We believe that our properties are in good operating condition and adequately serve our current business operations.

As of December 1, 2006, our 155 branches and 15 other facilities, including one branch in Texas not yet opened, were located in the following states and provinces:

State	Number of Branches	Other
Alabama	4
Arkansas	4
California	4
Connecticut	2	1
Delaware	2
Florida	2
Georgia	7	1
Illinois	5
Indiana	6
Iowa	1
Kansas	3
Kentucky	5	1
Louisiana	4	4
Maine	1
Maryland	13	2
Massachusetts	9
Michigan	2
Minnesota	2
Mississippi	2
Missouri	6
Nebraska	3
New Hampshire	1
North Carolina	11
Oklahoma	3
Pennsylvania	10
Rhode Island	1
South Carolina	3
Tennessee	3
Texas	18	3
Vermont	1
Virginia	9	2
Subtotal—U.S.	147	14
Canadian Provinces
Manitoba	1
Ontario	3
Quebec	4	1
Subtotal—Canada	8	1
Total	155	15

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended September 30, 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Select Market under the symbol “BECN”. The following table lists quarterly information on the price range of our common stock based on the high and low reported sale prices for our common stock as reported by NASDAQ for the periods indicated below, adjusted for the June 2006 three-for-two stock split.

	High	Low
Year ended September 24, 2005:
First quarter	$14.43	$10.50
Second quarter	$15.46	$12.51
Third quarter	$19.59	$14.01
Fourth quarter	$22.37	$16.17
Year ended September 30, 2006:
First quarter	$22.16	$17.07
Second quarter	$27.62	$18.54
Third quarter	$28.97	$20.26
Fourth quarter	$22.73	$16.00

There were 39 holders of record of our common stock as of December 1, 2006.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or affiliated purchasers during the fourth quarter of the year ended September 30, 2006.

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

ITEM 6.                SELECTED FINANCIAL DATA

You should read the following selected financial information together with our financial statements and related notes and “Management’s discussion and analysis of financial condition and results of operations” also included in this Form 10-K. We have derived the statement of operations data for the years ended September 30, 2006, September 24, 2005 and September 25, 2004, and the balance sheet information at September 30, 2006 and September 24, 2005, from our audited financial statements included in this Form 10-K. We have derived the statements of operations data for the years ended September 27, 2003 and September 28, 2002, and the balance sheet data at September 25, 2004,

September 27, 2003 and September 28, 2002, from our audited financial statements not included in this Form 10-K. Certain prior-year amounts have been reclassified to conform to the current year presentation.

	Fiscal year ended
	September 30, 2006 (53 weeks)	September 24, 2005	September 25, 2004	September 27, 2003	September 28, 2002
Statement of operations data:
Net sales	$1,500,637	$850,928	$652,909	$559,540	$549,873
Cost of products sold	1,136,500	643,733	487,200	418,662	413,925
Gross profit	364,137	207,195	165,709	140,878	135,948
Operating expenses (includes stock-based compensation expense of $3,222, $690, $10,299 and $522 for the years ended 2006, 2005, 2004 and 2002 respectively)	263,836	146,476	131,037	109,586	106,520
Income from operations	100,301	60,719	34,672	31,292	29,428
Interest expense	(19,461)	(4,911)	(11,621)	(14,052)	(15,308)
Change in value of warrant derivatives(1)	—	—	(24,992)	(2,614)	(2,756)
Loss on early retirement of debt	—	(915)	(3,285)	—	—
Income taxes	(31,529)	(21,976)	(10,129)	(7,521)	(6,153)
Net income (loss)	$49,311	$32,917	$(15,355)	$7,105	$5,211
Net income (loss) per share
Basic	$1.15	$0.83	$(0.57)	$0.27	$0.20
Diluted	$1.12	$0.80	$(0.57)	$0.26	$0.19
Weighted average shares outstanding
Basic	42,903,279	39,716,933	26,857,805	26,762,964	26,546,226
Diluted	44,044,769	41,118,944	26,857,805	27,345,683	26,837,510
Other financial and operating data:
Depreciation and amortization	$23,792	$8,748	$6,922	$6,047	$5,851
Capital expenditures (excluding acquisitions)	$19,063	$10,811	$5,127	$4,978	$4,538
Number of locations	155	84	67	65	62

(1)           The change in value of warrant derivatives represented changes in the fair market value of certain warrants previously issued in connection with debt financings that were redeemed on September 28, 2004.

	September 30,	September 24,	September 25,	September 27,	September 28,
	2006	2005	2004	2003	2002
Balance sheet data:
Cash	$1,847	$—	$—	$64	$69
Total assets	$839,890	$386,987	$301,498	$275,708	$257,932
Current debt and warrant derivative liability:
Cash overdraft	$—	$6,107	$3,694	$—	$—
Borrowings under revolving lines of credit	—	—	44,592	59,831	65,901
Warrant derivative liabilities	—	—	34,335	3,683	2,953
Current portions of long-term debt and equipment financing	6,657	6,348	6,152	9,200	12,292
	$6,657	$12,455	$88,773	$72,714	$81,146
Long-term debt, net of current portions:
Borrowings under revolving lines of credit	$229,752	$63,769	$—	$—	$—
Senior notes payable and other obligations	69,282	20,156	22,660	149	7,424
Junior subordinated notes payable	—	—	17,071	35,171	32,436
Subordinated notes payable to related parties and notes payable to stockholders	—	—	29,442	27,087	25,041
Equipment financing and other	10,610	1,668	976	497	—
	$309,644	$85,593	$70,149	$62,904	$64,901
Warrant derivative liabilities-long-term	$—	$—	$—	$8,243	$6,359
Stockholders’ equity	$291,169	$178,745	$38,245	$41,766	$32,290

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

We carry up to 10,000 SKUs through 155 branches in the United States and Canada. In fiscal year 2006, approximately 93% of our net sales were in the United States. We stock one of the most extensive assortments of high-quality branded products in the industry, enabling us to deliver products to our customers on a timely basis.

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

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. Our main acquisition strategy is to target market leaders in geographic areas that we presently do not serve. Our October 2005 acquisition of Shelter and December 2004 acquisition of JGA are examples of this approach. Shelter is a leading distributor of roofing and other building materials which had 51 branches at the time of the acquisition in the Midwest, Central Plains and Southwest, with minimal branch overlap with our existing operations. JGA is a leading Southeast distributor of roofing and other building materials, currently with fifteen branches in Georgia, Florida, Alabama and Mississippi. We also have acquired smaller companies to supplement branch openings within an existing region. Our April 2005 acquisition of Insulation Systems, Inc. of Virginia (“ISI”), which we integrated into our region in the Carolinas, is an example of such an acquisition.

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

We also sell complementary building products such as:

•       vinyl siding;

•       doors, windows and millwork;

•       wood and fiber cement siding;

•       residential insulation; and

•       waterproofing systems.

The following is a summary of our net sales by product group for the last three full fiscal years:

	Year Ended
	September 30, 2006		September 24, 2005		September 25, 2004
	Net Sales	Mix	Net Sales	Mix	Net Sales	Mix
Residential roofing products	$731,704	48.8%	$346,293	40.7%	$268,780	41.2%
Non-residential roofing products	448,042	29.9%	305,604	35.9%	223,233	34.2%
Complementary building products	320,891	21.4%	199,031	23.4%	160,896	24.6%
	$1,500,637	100.0%	$850,928	100.0%	$652,909	100.0%

We have over 38,000 customers, none of which represents more than 0.5% of our net sales. Many of our customers are small to mid-size contractors with relatively limited capital resources. We maintain strict credit approval and review policies, which in the past has helped to keep losses from customer receivables within our expectations. For the past six years, write-offs for doubtful accounts have averaged less than 0.3% of net sales.

Our expenses consist primarily of the cost of products purchased for resale, labor, fleet, occupancy, and selling and administrative expenses. We compete for business and may respond to competitive pressures by lowering prices in order to maintain our market share.

Since 1997, we have made fourteen strategic and complementary acquisitions and opened 24 new branches. We opened three branches in 2004, six branches in 2005 and six branches in 2006. When we open a new branch, we transfer a certain level of existing business from an existing branch to the new branch. This allows the new branch to commence with a base business and also allows the existing branch to target other growth opportunities.

In managing our business, we consider all growth, including the opening of new branches, to be internal growth unless it is a result of an acquisition. In our management’s discussion and analysis of financial condition and results of operations, when we refer to growth in existing markets, we include growth from existing and newly-opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the reporting period. During 2004, 2005 and 2006, our internal sales growth was 16.7%, 15.7% and 14.7%, respectively.

We use a 52/53 week fiscal year ending on the last Saturday of September. Our fiscal years ended September 25, 2004 (“2004”) and September 24, 2005 (“2005”) contained 52 weeks, while the fiscal year ended September 30, 2006 (“2006”) contained 53 weeks.

Results of operations

The following discussion compares our results of operations for 2006, 2005 and 2004.

The following table shows, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the period presented.

	Year ended
	September 30,	September 24,	September 25,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of products sold	75.7	75.7	74.6
Gross profit	24.3	24.3	25.4
Operating expenses	17.6	17.2	20.1
Income from operations	6.7	7.1	5.3
Interest expense	(1.3)	(0.5)	(1.8)
Change in value of warrant derivatives	—	—	(3.8)
Loss on early retirement of debt	—	(0.1)	(0.5)
Income (loss) before income taxes	5.4	6.5	(0.8)
Income taxes	(2.1)	(2.6)	(1.6)
Net income (loss)	3.3%	3.9%	(2.4)%

2006 compared to 2005

The following table shows a summary of our results of operations for 2006 and 2005, broken down by existing markets and acquired markets.

For the Fiscal Years Ended

	Existing Markets		Acquired Markets		Consolidated
	2006	2005	2006	2005	2006	2005
	(in thousands)
Net sales	$866,759	$755,502	$633,878	$95,426	$1,500,637	$850,928
Gross profit	220,253	191,253	143,884	15,942	364,137	207,195
Gross margin	25.4%	25.3%	22.7%	16.7%	24.3%	24.3%
Operating expenses	140,001	133,438	123,835	13,038	263,836	146,476
Operating expenses as a % of net sales	16.1%	17.7%	19.5%	13.7%	17.6%	17.2%
Operating income	80,252	$57,815	20,049	$2,904	100,301	60,719
Operating margin	9.3%	7.7%	3.2%	3.0%	6.7%	7.1%

Net Sales

Consolidated net sales increased $649.7 million, or 76.4%, to $1,500.6 million in 2006 from $850.9 million in 2005. Existing markets saw internal growth of $111.3 million, or 14.7%, while our 2006 acquisitions contributed the remaining increase. During 2006, we added 65 branches through acquisitions and opened six new branches. In addition, there were four additional business days in 2006, which boosted annual existing market sales by approximately 2.3%. Our acquired markets increased sales by $538.4 million over 2005 and had overall product group sales of $378.4, $132.2 and $123.3 million in residential roofing products, non-residential roofing products, and complementary building products, respectively. A portion of the acquired and existing markets’ business benefited from the Gulf Coast rebuilding that occurred following Hurricanes Katrina and Rita. The product group sales for our existing markets were as follows:

	2006		2005
	Net Sales	Mix	Net Sales	Mix	Growth
	(dollars in millions)
Residential roofing products	$353.4	40.8%	$292.9	38.8%	$60.5	20.7%
Non-residential roofing products	315.8	36.4%	284.1	37.6%	31.7	11.2
Complementary building products	197.6	22.8%	178.5	23.6%	19.1	10.7
	$866.8	100.0%	$755.5	100.0%	$111.3	14.7%

Our existing market growth was due primarily to the following factors:

•       strong residential roofing demand,

•       continued penetration into complementary building products markets,

•       a robust non-residential market, including the impact of large price increases,

•       continued home re-modeling demand,

•       opening of 6 greenfield branches, and

•       overall estimated price increases of approximately 5% to 7%.

Our first quarter of fiscal year 2007 (“2007”) has five fewer business days than the first quarter of 2006. In addition, since our year-end date, we have experienced a slowdown in the sales growth in some of our existing and acquired markets. After adjusting for the fewer days, our internal sales growth for the first quarter of 2007 through November 30, 2006 showed a slight increase in comparison to 2006, considering that there has been no price inflation. We attribute some of this slowdown to the general slowing of construction activities and some to the fact that sales during the first quarter of 2006 were unusually strong, partly as a result of the extensive re-roofing and reconstruction activities in some of our markets following Hurricanes Katrina and Rita.

Gross Profit

	2006	2005	Change
	(dollars in millions)
Gross profit	$364.1	$207.2	$156.9		75.7%
Gross margin	24.3%	24.3%		—

Our overall gross profit increased $156.9 million while our overall gross margin was consistent at 24.3%. Our existing markets’ gross profit growth of 15.2% contributed $29.0 million to the total gross profit increase while our acquired markets accounted for the remaining $127.9 million of the increase. Existing markets’ gross margin was 25.4% in 2006 compared to 25.3% in 2005, due mainly to the increase in residential roofing sales as a percentage of total sales in existing markets, which generally have higher gross margins than non-residential roofing sales. Our acquired markets had an overall lower gross margin than our existing markets in 2006, including some unfavorable physical inventory adjustments, which negatively impacted our overall gross margin.

Operating Expenses

	2006	2005	Change
	(dollars in millions)
Operating expenses	$263.8	$146.5	$117.3		80.1%
Operating expenses as a % of sales	17.6%	17.2%		0.4%

Operating expenses increased $117.3 million or 80.1% to $263.8 million in 2006 from $146.5 million in 2005. Our acquired markets contributed $110.7 million of this increase while existing markets’ operating expenses increased $6.6 million or 4.9%. The existing markets’ operating expense increase was due primarily to increased payroll and related costs of $7.4 million, or 9.3%. Much of the increase in payroll costs was driven by our increased sales volume. We also hired additional personnel during 2006 to assist with our substantial growth, including additional corporate staff and trainees for future expansion. We adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payments, in 2006 and incurred $3.2 million in stock-based compensation associated with stock options as compared to $0.7 million in 2005. We experienced a decrease of $1.4 million in professional fees in 2006, as 2005 included the costs associated with the implementation of Sarbanes-Oxley Section 404. In 2006, we used more internal resources for our Sarbanes-Oxley Section 404 compliance compared to 2005. Our bad debts in existing markets decreased $1.5 million as the quality of our accounts receivable improved due to the robust roofing market and improved collection processes and procedures. Most other expenses increased commensurate with our existing markets’ growth, including the six new branches.

Operating expenses increased as a percentage of net sales to 17.6% in 2006 from 17.2% in 2005, primarily due to our acquired markets’ higher operating expenses as a percentage of net sales, including amortization expense that increased approximately $8.5 million. The higher amortization expense primarily resulted from the amortization of the intangible assets recorded for acquired companies’ customer relationships. That impact was partially offset by leveraging our existing markets’ fixed costs over increased net sales.

Interest Expense

Interest expense increased $14.6 million to $19.5 million in 2006 from $4.9 million in 2005. This increase was due primarily to the fact that we financed most of the $336.3 million cost of our 2006 acquisitions with additional debt, partially offset by our net equity offering proceeds of $51.6 million in December 2005. To a lesser extent, interest expense also increased due to higher interest rates.

Income Taxes

Income tax expense increased to $31.5 million in 2006 from $22.0 million in 2005. Our 2006 effective income tax rate was 39.0%, compared to our 2005 effective income tax rate of 40.0%. The slight rate decrease was primarily due to the 2006 reversal of $1.1 million of previously accrued income taxes related to previously filed tax returns. We expect our future effective income tax rate to fluctuate around 40.0%, depending primarily upon the results of our operations in Canada and in the various states in which we operate.

2005 compared to 2004

The following table shows a summary of our results of operations for 2005 and 2004, broken down by existing markets and acquired markets.

For the Fiscal Years Ended

	Existing Markets		Acquired Markets		Consolidated
	2005	2004	2005	2004	2005	2004
	(in thousands)
Net sales	$755,502	$652,909	$95,426	$—	$850,928	$652,909
Gross profit	191,253	165,709	15,942	—	207,195	165,709
Gross margin	25.3%	25.4%	16.7%		24.3%	25.4%
Operating expenses	133,438	131,037	13,038	—	146,476	131,037
Operating expenses as a % of net sales	17.7%	20.1%	13.7%		17.2%	20.1%
Operating income	$57,815	$34,672	$2,904	—	$60,719	$34,672
Operating margin	7.7%	5.3%	3.0%		7.1%	5.3%

Net Sales

Consolidated net sales increased $198.0 million, or 30.3%, to $850.9 million in 2005 from $652.9 million in 2004. Existing markets saw internal growth of $102.6 million, or 15.7%, while JGA Corp (“JGA”), Insulation Systems, Inc. of Virginia (“ISI”) and Commercial Supply, Inc. (“CSI”) contributed the remaining increase. During 2005, we acquired a combined 11 branches from JGA, ISI and CSI and opened six new branches. JGA, ISI and CSI had combined product group sales of $53.4, $21.5 and $20.5 million in residential roofing products, non-residential roofing products, and complementary building products, respectively, while the product group sales for our existing markets were as follows:

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

Our overall gross profit increased $41.5 million while our overall gross margin declined from 25.4% to 24.3%. Our existing markets’ gross profit growth of 15.4% contributed $25.6 million to the total gross profit increase while JGA, ISI and CSI accounted for the remaining $15.9 million of the increase. Existing markets’ gross margin was 25.3% in 2005 compared to 25.4% in 2004, due mainly to the large increase in non-residential roofing sales, which in general have lower gross margins than our other product groups, partly offset by an increase in the gross margin rate realized on those non-residential sales. Due to their product mix, JGA and ISI have lower gross margins than our existing markets, which have further lowered our overall gross margin.

Operating Expenses

	2005	2004	Change
	(dollars in millions)
Operating expenses	$146.5	$131.0	$15.5		11.8%
Operating expenses as a % of sales	17.2%	20.1%		(2.9)%

Operating expenses increased $15.5 million or 11.8% to $146.5 million in 2005 from $131.0 million in 2004. JGA, ISI and CSI contributed $13.1 million of this increase while existing markets’ operating expenses increased $2.4 million or 1.8%. Excluding the net change of $9.6 million in stock-based compensation, the existing markets’ operating expense increase was $12.0 million, which was due primarily to increased payroll and related costs of $6.9 million, or 9.5%. Much of the increase in payroll costs was driven by our increased sales volume and, to a lesser extent, by an increase in the cost of health insurance benefits. We have also hired additional personnel for public-company reporting and trainees for future expansion. We also experienced an increase of $1.9 million in professional fees in 2005, as we incurred additional public-company costs and continued with our Sarbanes-Oxley Section 404 compliance project. Existing markets’ warehouse expenses, excluding depreciation, increased by $1.7 million or 13.1%, which reflects the addition of six new branches. Depreciation expense increased by $1.0 million.

Selling, general and administrative expenses, which excludes stock compensation expense, decreased as a percentage of net sales to 17.1% in 2005 from 18.5% in 2004, primarily due to leveraging our fixed costs over our increased net sales and JGA’s and ISI’s lower operating expenses as a percentage of net sales. We expect to continue to incur additional administrative costs as a public company in the future, including additional costs associated with compliance with the Sarbanes-Oxley Act.

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

Interest Expense

Interest expense decreased $6.7 million to $4.9 million in 2005 from $11.6 million in 2004. Although interest rates increased and we acquired JGA, ISI and CSI through borrowings under our line of credit, our debt level remains substantially below 2004 levels due primarily to the IPO, resulting in a significant reduction in interest expense.

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

Seasonality and quarterly fluctuations

In general, sales and net income are highest during our first, third and fourth fiscal quarters, which represent the peak months of construction and reroofing, especially in our northeastern U.S. and Canada regions. Our sales are substantially lower during the second quarter, when we usually incur net losses. These quarterly fluctuations have diminished as we have diversified into the southern regions of the United States.

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

We also usually experience a slowing of collections of our accounts receivable during our second quarter, mainly due to the inability of our customers to conduct their businesses effectively in inclement weather. We continue to attempt to collect those receivables which require payment under our standard terms. We do not provide any concessions to our customers during this period of the year to incentivize sales. Also, during the second quarter, we generally experience our lowest availability under our senior secured credit facilities, which were asset-based lending facilities. Our new credit facilities are based only on accounts receivable and we expect to continue to have our lowest availability in the second quarter.

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

	Fiscal year 2006				Fiscal year 2005
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data)
	(unaudited)
Net sales	$339.9	$322.4	$407.1	$431.3	$199.2	$172.1	$248.5	$231.2
Gross profit	83.7	77.8	100.3	102.2	50.3	41.4	59.7	55.8
Income from operations	$25.7	$12.4	$32.5	$29.7	17.3	5.5	20.2	17.7
Net income	$12.9	$4.8	$17.1	$14.5	$8.7	$2.4	$11.3	$10.5
Earnings per share—basic	$0.32	$0.11	$0.39	$0.33	$0.22	$0.06	$0.29	$0.26
Earnings per share—fully diluted	$0.30	$0.11	$0.38	$0.32	$0.21	$0.06	$0.27	$0.25
Quarterly sales as % of year’s sales	22.7%	21.5%	27.1%	28.8%	23.4%	20.2%	29.2%	27.2%
Quarterly gross profit as % of year’s gross profit	23.0%	21.4%	27.6%	28.1%	24.3%	20.0%	28.8%	26.9%
Quarterly income from operations as % of year’s income from operations	25.6%	12.4%	32.4%	29.6%	28.5%	9.1%	33.3%	29.2%

Note: Qtr 4 of 2006 had three additional business days compared to 2005. We incurred charges for stock-based compensation of approximately $0.6, $0.6, $1.0 and $1.0 million in Qtr 1, Qtr 2, Qtr 3 and Qtr 4 of 2006 and $0.2 million for each quarter in 2005. Due to rounding, the fully-diluted earnings per share amounts for the four quarters of 2006 do not add to the annual amount of $1.12 per share.

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2006, 2005 and 2004. We experienced some price increases in our purchasing costs in 2006 and 2005 but we generally have been able to pass on such price increases to our customers.

Liquidity and capital resources

We had cash of $1.8 million at September 30, 2006 compared to a cash overdraft of $6.1 million at September 24, 2005. Our net working capital was $205.4 million at September 30, 2006 compared to $121.0 million at September 24, 2005.

2006 compared to 2005

Our net cash provided by operating activities was $82.8 million for 2006 compared to $6.1 million for 2005. Our sales growth drove our income from operations to $100.3 million in 2006 from $60.7 million in 2005. Accounts receivable, exclusive of the effect of businesses acquired, increased by $15.6 million in 2006 and $17.4 million in 2005 due to strong increases in sales. The number of days outstanding based upon our sales improved to approximately 51 days for 2006 as compared to 52 days in 2005.

Accounts payable and accrued expenses, exclusive of the effects of businesses acquired, increased by $37.6 million in 2006 due primarily to an increase in purchases and slightly longer vendor payment terms. Inventory increased by $9.1 million in 2006, mainly due to the opening of six new branches during the year.

Net cash used in investing activities in 2006 was $355.3 million compared to $48.5 million in 2005, due primarily to our 2006 acquisitions that had an aggregate net purchase price of $336.3 million. Net capital expenditures increased to $19.1 million from $10.8 million as we opened six new branches in 2006 and continued to purchase transportation and warehouse equipment to service our growth and to upgrade and maintain our fleet of trucks.

Net cash provided by financing activities was $280.6 million in 2006 compared to $39.9 million in 2005. The net cash provided by financing activities in 2006 reflects borrowings under our revolving lines of credit, primarily for the acquisitions, and the net proceeds from our secondary offering in December 2005.

2005 compared to 2004

Our net cash provided by operating activities was $6.1 million for 2005 compared to $23.1 million for 2004. Our sales growth drove our income from operations to $60.7 million in 2005 from $34.7 million in 2004. Accounts receivable, exclusive of the effect of businesses acquired, increased by $17.4 million in 2005 compared to an increase of $6.0 million in 2004 due to the strong increase in sales.

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

Net cash used in investing activities in 2005 was $48.5 million compared to $5.1 million in 2004, due primarily to the acquisitions of JGA, ISI, and CSI for an aggregate net purchase price of $37.7 million. Net capital expenditures increased to $10.8 million from $5.1 million as we opened six new branches in 2005 and continued to purchase transportation and warehouse equipment to service our growth and to upgrade and maintain our fleet of trucks.

Net cash provided by financing activities was $39.9 million in 2005 compared to net cash used in financing activities of $21.9 million in 2004. The net cash provided by financing activities in 2005 reflects borrowings under our revolving lines of credit, primarily for the acquisitions, and the proceeds from our IPO less the associated warrant redemption and debt payments. The net cash used in financing activities in 2004 primarily reflected the refinancing of our credit facilities and the repayments of debt.

Capital Resources

Our principal source of liquidity at September 30, 2006 was our available and unused borrowings of $46.3 million under revolving lines of credit. Our borrowing base availability as of that date was determined primarily by trade accounts receivable and product inventory levels. As described below, we entered into new and expanded credit facilities following our 2006 year-end that resulted in the classification of only the payments due in fiscal year 2007 under the new credit facilities as current debt as of September 30, 2006, along with certain other scheduled debt payments not related to those facilities.

Liquidity is defined as the ability to generate adequate amounts of cash to meet the current and projected needs for cash. We assess our liquidity in terms of our ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business. Significant factors which could affect liquidity include the following:

•       the adequacy of available bank lines of credit;

•       the ability to attract long-term capital with satisfactory terms;

•       cash flows generated from operating activities;

•       acquisitions; and

•       the level of capital expenditures and available equipment financing.

Our primary capital needs are for working capital obligations and other general corporate purposes, including acquisitions and capital expenditures. Our primary sources of working capital are cash from operations supplemented by bank borrowings. In the past, we have financed acquisitions initially through increased bank borrowings, the issuance of common stock and other borrowings, then repaying any such borrowings with cash flows from operations. We have funded our capital expenditures through increased bank borrowings or through equipment financing and then have reduced these obligations with cash flows from operations.

We believe we have adequate availability of capital to fund our present operations, meet our commitments on our existing debt, and fund anticipated growth, including expansion in existing and targeted market areas. Our new and expanded credit facilities discussed below are expected to help fund our continued expansion. We continually seek potential acquisitions and from time to time hold discussions with acquisition candidates. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a strong base for obtaining additional financing resources, if necessary, at competitive rates and terms. Additionally, we may issue additional shares of common or preferred stock to raise funds, as we did when we sold 2,000,000 pre-split common shares in December 2005, excluding the sales of shares by the selling stockholders.

Indebtedness

We currently have the following credit facilities:

•       a senior secured credit facility in the U.S.;

•       a Canadian senior secured credit facility; and

•       an equipment financing facility.

Senior secured credit facilities

The credit facilities in place as of September 30, 2006, were scheduled to mature on October 14, 2010 and consisted of a $280.0 million U.S. revolving line of credit and a $C15 million Canadian revolving line of credit, commonly referred to as revolvers, and initial term loans totaling $80.0 million. The facilities provided for a cash receipts lock-box arrangement that gave us sole control over the funds in our lock-box accounts, unless excess availability was less than $10 million or an event of default occurs, in which case the senior secured lenders would have had the right to take control over such funds and to apply such funds to repayment of the senior debt.

Interest on borrowings under the U.S. facilities was payable at our election at either of the following rates:

•       an index rate (that is the higher of (a) the base rate for corporate loans quoted in The Wall Street Journal or (b) the Federal Reserve overnight rate plus 1/2 of 1%) plus a margin of 0.25% to 1.50%, or

•       the current LIBOR Rate plus a margin ranging from 1.50% to 2.75%.

Interest under the Canadian facility was payable at our election at either of the following rates:

•       an index rate (that is the higher of (1) the Canadian prime rate as quoted in the Globe and Mail and (2) the 30-day BA Rate plus 1.25%) plus 0.50%, or

•       the BA rate as described in the Canadian facility plus 1.75%.

Substantially all of our assets, including the capital stock and assets of our wholly-owned subsidiaries, secured our obligations under these senior secured credit facilities. The senior secured credit facilities had certain operating and financial covenants and numerous restrictive covenants. As of September 30, 2006, we were in compliance with all covenants.

New and Expanded Credit Facilities

On November 2, 2006, we closed on an amended and restated seven-year $500 million U.S. senior secured credit facility and a C$15 million senior secured Canadian credit facility with GE Antares Capital (“GE Antares”) and a syndicate of other lenders (combined, the “New Credit Facility”). The New Credit Facility refinanced the above credit facilities that also were provided through GE Antares. The New Credit Facility provides us with lower interest rates and available funds for future acquisitions and ongoing working capital requirements. In addition, the New Credit Facility increases the allowable total equipment financing and/or capital lease financing to $35 million. The New Credit Facility also provides for the same lock-box arrangement as under the replaced credit facilities above.

The New Credit Facility consists of a U.S. revolving credit facility of $150 million (the “US Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $350 million term loan (the “Term Loan”). The Term Loan has required amortization of 1% per year, payable in quarterly installments of approximately $0.9 million, and the remainder is due in 2013. The New Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company. The New Credit Facility may also be expanded by up to an additional $200 million under certain conditions.

The US Revolver carries an interest rate of LIBOR plus 1% and the Term Loan carries an interest rate of LIBOR plus 2%. Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year. Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

On the last day of each fiscal quarter, commencing with the quarter ending December 31, 2006, our Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0.

Capital Expenditures

We cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of our consolidated gross revenue for any fiscal year.

Equipment financing facility

Our equipment financing facility allows us to finance a portion of our transportation and material handling equipment. The facility provides us with $3.4 million of remaining availability as of year-end. There was $10.3 million of equipment financing loans outstanding at September 30, 2006, with fixed interest rates ranging from 4.7% to 7.4%.

Contractual obligations

At September 30, 2006, our contractual obligations were as follows:

	Fiscal years
	2007	2008	2009	2010	2011	Thereafter
Senior bank debt(1)	$3.5	$3.5	$3.5	$3.5	$3.5	$285.0
Equipment financing and other(2)	3.2	4.1	1.8	1.9	1.9	1.0
Operating leases	19.6	17.0	14.7	11.9	6.8	21.3
Non-cancelable purchase obligations(3)	—	—	—	—	—	—
Total	$26.3	$24.6	$20.0	$17.3	$12.2	$307.3

(1)          As noted above, the senior secured credit facilities were refinanced in early November 2006 and the schedule of payments reflects the new terms.

(2)          The equipment financing relates to purchases of certain transportation and material handling equipment.

(3)          In general, we purchase products under purchase obligations that are cancelable by us without cost or expire after 30 days.

Capital expenditures

Excluding acquisitions, we incurred capital expenditures of $19.1, $10.8 and $5.1 million in 2006, 2005 and 2004, respectively. Over 80% of our capital expenditures have generally been made for transportation and material handling equipment.

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

Stock-based compensation

Effective September 25, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payments, using the modified-prospective transition method. Prior to 2006, we accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. As a result, no compensation expense was previously recognized for stock options granted to employees after our IPO, other than the 2005 amortization of deferred compensation, because all such stock options granted had exercise prices equal to the market value of the Company’s stock on the date of the grant.

Under the modified-prospective transition method, compensation expense recognized in 2006 included: (a) compensation cost for all unvested share-based awards granted prior to September 25, 2005, based on the grant date fair value estimated in accordance with SFAS 123, Accounting For Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to September 24, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. Results of prior periods have not been restated. SFAS 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. The impact of estimating forfeitures upon adoption was not material. In addition, SFAS 123R requires us to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. The excess tax benefit classified as a financing activity would have been classified as an operating inflow if the company had not adopted SFAS 123R.

Prior to the IPO, we had the right to repurchase certain shares of common stock issued to employees and shares issuable upon exercise of certain stock options at the lower of cost or fair value upon termination of employment for cause or upon resignation. However, this repurchase right terminated upon our IPO. We determined that these awards were performance based and, therefore, recognized a charge for the intrinsic value of the award in 2004 because the contingency was resolved. Based on our initial public offering price of $13.00 per share, we recorded a charge of $9.0 million for the stock awards in 2004.

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

As our business is seasonal in certain regions, our customers’ businesses are also seasonal. Sales are lowest in the winter months and our past due accounts receivable balance as a percentage of total receivables generally increases during this time. Throughout the year, we record estimated reserves based upon our judgment of specific customer situations, aging of accounts and our historical write-offs of uncollectible accounts.

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

•       the seller’s price to the buyer is fixed or determinable; and

•       collectibility is reasonably assured.

We generally recognize revenue at the point of sale or upon delivery to the customer’s site. For goods shipped by third party carriers, we recognize revenue upon shipment since the terms are FOB shipping point. Approximately 90% of our revenues are for products delivered by us or picked up by our customers at our facilities, which provides for timely and accurate revenue recognition.

We also ship certain products directly from the manufacturer to the customer. We recognize the gross revenue for these sales upon notification of delivery from the vendor in accordance with EITF Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent . Delays in receiving delivery notifications could impact our financial results, although it has not been material to our consolidated results of operations in the past.

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

We have operations in 31 U.S. states and three provinces in Canada and we are subject to potential tax audits in each of these jurisdictions and federally in both the United States and Canada. These audits may involve complex issues, that may require an extended period of time to resolve. Accruals for tax contingencies require us to make estimates and judgments with respect to the ultimate outcome of potential tax audits. Actual results could differ from these estimates.

Goodwill

Goodwill is not amortized and represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At September 30, 2006, our goodwill balance was approximately $289.3 million, representing approximately 35% of our total assets.

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

We determine fair value using a market approach to value our business, which consists of one reporting unit (i.e. distribution of building materials). As our common stock is now publicly traded, we believe our stock price is the best indicator of our market value. Prior to our IPO, our market approach involved applying an appropriate market multiple to operating performance for the trailing twelve-month period.

If circumstances change or events occur to indicate that our fair market value has fallen below book value, we will compare the estimated fair value of the goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in the determination of operating income.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and provides guidance on how any tax reserves should be classified in a balance sheet. FIN 48 is effective for us in the fiscal year beginning September 30, 2007. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations. Our primary exposure includes changes in interest rates and foreign exchange rates.

Interest rate risk

Our variable interest expense is sensitive to changes in the general level of interest rates. At September 30, 2006, the weighted average interest rate on our $302.5 million of variable interest debt was approximately 7.01%. While our variable rate debt obligations expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial performance or results of operations. Based on September 30, 2006 borrowing levels, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $3.0 million additional pre-tax change to our statements of operations.

Financial derivatives

We enter into interest rate derivative agreements, commonly referred to as swaps or collars, from time to time with the objective of reducing volatility in our borrowing costs. At September 30, 2006, we had two interest rate collars effectively converting the variable LIBOR component on a portion of our senior credit facility term debt to a fixed rate. The two collars each have notional amounts of $75 million, one expiring in January 2008 that has a floor rate of 4.54% and a cap rate of 5.09%, and the other expiring in November 2008 that has a floor rate of 4.33% and a cap rate of 5.85%. The combined fair market value of the agreement resulted in an asset of less than $0.1 million at September 30, 2006, which was determined based on current interest rates and expected trends. Since these instruments do not qualify as a hedge, changes in the unrealized gain or loss are recorded in interest expense. The differentials to be paid or received under the terms of the agreements are accrued as interest rates change and are recognized as an adjustment to interest expense related to the debt.

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 7% of our revenues in 2006 were derived from sales to customers in Canada. This business is primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect revenues, net income and cash flows. We do not enter into financial instruments to manage this foreign currency exchange risk.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Beacon Roofing Supply, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Beacon Roofing Supply, Inc.

We have audited the accompanying consolidated balance sheets of Beacon Roofing Supply, Inc. (the Company) as of September 30, 2006 and September 24, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon Roofing Supply, Inc. at September 30, 2006 and September 24, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Beacon Roofing Supply, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2006 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, effective September 25, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” using the modified-prospective transition method.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts
December 11, 2006

Beacon Roofing Supply, Inc.
Consolidated Balance Sheets

	September 30,	September 24,
	2006	2005
Assets
Current assets:
Cash	$1,847	$—
Accounts receivable, less allowance of $5,020 in 2006 and $4,104 in 2005 for doubtful accounts	210,676	123,345
Inventories	164,285	82,423
Prepaid expenses and other assets	38,133	22,656
Deferred income taxes	10,704	4,339
Total current assets	425,645	232,763
Property and equipment, net	59,291	31,767
Goodwill	289,282	108,553
Other assets, net	65,672	13,904
Total assets	$839,890	$386,987
Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft	$—	$6,107
Accounts payable	154,878	70,158
Accrued expenses	58,719	29,146
Current portions of long-term debt and other obligations	6,657	6,348
Total current liabilities	220,254	111,759
Borrowings under revolving lines of credit	229,752	63,769
Senior notes payable and other obligations, net of current portion	69,282	20,156
Deferred income taxes	18,823	10,890
Long-term obligations under equipment financing and other, net of current portion	10,610	1,668
Commitments and contingencies
Stockholders’ equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 43,866,484 issued in 2006 and 40,367,360 issued in 2005	439	404
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	203,433	142,038
Treasury stock (349,292 shares in 2005)	—	(515)
Retained earnings	81,361	32,050
Accumulated other comprehensive income	5,936	4,768
Total stockholders’ equity	291,169	178,745
Total liabilities and stockholders’ equity	$839,890	$386,987

See accompanying notes.

Beacon Roofing Supply, Inc.
Consolidated Statements of Operations

	Year Ended
	September 30,	September 24,	September 25,
	2006	2005	2004
	(Dollars in thousands, except per share data)
Net sales	$1,500,637	$850,928	$652,909
Cost of products sold	1,136,500	643,733	487,200
Gross profit	364,137	207,195	165,709
Operating expenses (includes stock-based compensation expense of $3,222, $690, and $10,299 for the years ended 2006, 2005, and 2004, respectively)	263,836	146,476	131,037
Income from operations	100,301	60,719	34,672
Other expense:
Interest expense	19,461	4,885	8,667
Interest expense-related party	—	26	2,954
Change in value of warrant derivatives	—	—	24,992
Loss on early retirement of debt	—	915	3,285
	19,461	5,826	39,898
Income (loss) before income taxes	80,840	54,893	(5,226)
Income taxes	31,529	21,976	10,129
Net income (loss)	$49,311	$32,917	$(15,355)
Net income (loss) per share:
Basic	$1.15	$0.83	$(0.57)
Diluted	$1.12	$0.80	$(0.57)
Weighted average shares used in computing net income (loss) per share:
Basic	42,903,279	39,716,933	26,857,805
Diluted	44,044,769	41,118,944	26,857,805

See accompanying notes.

Beacon Roofing Supply, Inc.
Consolidated Statements of Stockholders’ Equity

										Accumulated
	Class A Common Stock		Common Stock		Additional			Retained	Stock	Other	Total
	Number		Number		Paid-in	Deferred	Treasury	Earnings	Subscription	Comprehensive	Stockholders’
	of Shares	Amount	of Shares	Amount	Capital	Compensation	Stock	(deficit)	Receivable	Income (Loss)	Equity
	(Dollars in thousands, except share data)
Balances at September 27, 2003	27,030,665	$270	—	—	$ 25,943		$(515)	$14,488		$1,580	$ 41,766
Issuance of Class A common stock and options to purchase Class A common stock at below fair market value	107,316	1	—	—	2,215	(1,966)					250
Conversion of Class A common stock to common stock	(27,137,981)	(271)	27,137,982	271							—
Amortization of deferred compensation						1,276					1,276
Stock compensation associated with the lapse of restriction on common stock and options					9,023						9,023
Issuance of common stock in exchange for stcok subscription receivable			12,750,000	128	102,753				(102,765)		116
Net loss								(15,355)			(15,355)
Foreign currency translation adjustment										1,169	1,169
Comprehensive loss											(14,186)
Balances at September 25, 2004	—	—	39,887,982	399	139,934	(690)	(515)	(867)	(102,765)	2,749	38,245
Amortization of deferred compensation						690					690
Receipt of proceeds from stock subscription									102,765		102,765
Issuance of common stock			479,378	5	2,104						2,109
Net income								32,917			32,917
Foreign currency translation adjustment										2,019	2,019
Comprehensive income											34,936
Balances at September 24, 2005	—	—	40,367,360	404	142,038	—	(515)	32,050	—	4,768	178,745
Issuance of common stock			3,000,000	30	51,546						51,576
Issuance of common stock for option excercises			848,416	8	7,139						7,147
Redemption of treasury stock			(349,292)	(3)	(512)		515				—
Stock-based compensation			—	—	3,222						3,222
Net income								49,311			49,311
Foreign currency translation adjustment										1,168	1,168
Comprehensive income											50,479
Balances at September 30, 2006	—	$ —	43,866,484	$439	$ 203,433	$ —	$ —	$81,361	$ —	$5,936	$ 291,169

See accompanying notes.

Beacon Roofing Supply, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	September 30,	September 24,	September 25,
	2006	2005	2004
	(In thousands)
Operating activities
Net income (loss)	$49,311	$32,917	$(15,355)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,792	8,748	6,922
Deferred interest	—	—	4,445
Stock-based compensation	3,222	690	10,299
Change in value of warrant derivatives	—	—	24,992
Loss on early retirement of debt	—	915	3,285
Unrealized gain on interest rate collar	(33)	—	(182)
Deferred income taxes	(1,504)	896	(940)
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(15,630)	(17,384)	(6,034)
Inventories	(9,120)	(4,828)	(13,166)
Prepaid expenses and other assets	(4,798)	(4,266)	(4,815)
Accounts payable and accrued expenses	37,564	(11,569)	13,635
Net cash provided by operating activities	82,804	6,119	23,086
Investing activities
Purchases of property and equipment	(19,063)	(10,811)	(5,127)
Acquisition of businesses, net of cash acquired	(336,274)	(37,705)	—
Net cash used in investing activities	(355,337)	(48,516)	(5,127)
Financing activities
Borrowings under revolving lines of credit	165,776	18,726	43,040
Borrowings (repayments) under senior notes payable, and other	58,362	(1,589)	26,934
Early extinguishment of debt	—	(18,015)	(66,556)
Repayment of junior subordinated notes and warrants to purchase common stock	—	(34,335)	(21,500)
Repayment of subordinated notes payable to related parties	—	(29,442)	(47)
Proceeds from sale of common stock	51,576	102,765	250
Proceeds from exercise of options	1,551	2,109	—
Initial public offering costs	—	—	(2,468)
Deferred financing costs	(2,228)	(342)	(1,525)
Income tax benefit from stock-based compensation deductions in excess of the associated recognized compensation cost	5,596	—	—
Net cash provided by (used in) financing activities	280,633	39,877	(21,872)
Effect of exchange rate changes on cash	(146)	107	155
Net increase (decrease) in cash	7,954	(2,413)	(3,758)
Cash (overdraft) at beginning of year	(6,107)	(3,694)	64
Cash (overdraft) at end of year	$1,847	$(6,107)	$(3,694)
Non-cash financing and investing activities
Capital lease transactions	$—	$—	$982
Common stock subscription receivable	$—	$—	$102,765

See accompanying notes.

Beacon Roofing Supply, Inc.
Notes to Consolidated Financial Statements
Year ended September 30, 2006
(dollars in thousands, except per share data)

1.                 The Company

Business

Beacon Roofing Supply, Inc. (the “Company”) was formed on August 22, 1997 and is incorporated in Delaware. The Company distributes roofing materials and other complementary building materials to customers in 31 states in the United States and in Canada through its wholly-owned subsidiaries, Beacon Sales Acquisition, Inc., Quality Roofing Supply Company, Inc., Beacon Roofing Supply Canada Company, Best Distributing Co., The Roof Center, Inc., West End Lumber Company, Inc., JGA Beacon, Inc, Shelter Distribution, Inc., and Beacon Pacific, Inc. The Company completed its initial public offering (the “IPO” or “Offering”) on September 22, 2004 and received the net IPO proceeds on September 28, 2004 (Note 3).

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

2.                 Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions have been eliminated. Certain prior-year reclassifications have been made to conform to the current-year presentation.

Fiscal Year

The Company’s fiscal year ends on the close of business on the last Saturday in September of each year. The year ended September 30, 2006 (“2006”) was comprised of 53 weeks, while the years ended September 24, 2005 (“2005”) and September 25, 2004 (“2004”) were comprised of 52 weeks. Each of the Company’s first three quarters ends on the last day of the calendar month.

Industry Segment Information

Based on qualitative and quantitative criteria established by Statement of Financial Accounting Standards (SFAS) No. 131 (SFAS No. 131),  Disclosures about Segments of an Enterprise and Related Information , the Company has determined that it operates within one reportable segment, which is the wholesale distribution of building materials.

Inventories and Rebates

Inventories, consisting substantially of finished goods, are valued at the lower of cost or market. Cost is determined using the moving weighted-average cost method.

The Company’s arrangements with vendors typically provide for monthly, quarterly and/or annual rebates of a specified amount of consideration payable when a number of measures have been achieved, generally related to a specified cumulative level of calendar-year purchases.

The Company accounts for such rebates as a reduction of the prices of the vendor’s inventory until the product is sold, at which time such rebates reduce cost of sales in the consolidated statements of operations. Throughout the year, the Company estimates the amount of the rebates based upon the expected level of purchases. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels. Amounts due from vendors under these arrangements as of September 30, 2006 and September 24, 2005 totaled $27.4 and $16.5 million, respectively, and are included in “Prepaid expenses and other assets” in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment acquired in connection with acquisitions are recorded at fair market value as of the date of the acquisition and depreciated utilizing the straight-line method over the remaining lives. All other additions are recorded at cost, and depreciation is computed using the straight-line method over the following estimated useful lives:

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

The Company also arranges for certain products to be shipped directly from the manufacturer to the customer. The Company recognizes the gross revenue for these sales upon notification of delivery from the vendor in accordance with Emerging Issues Task Force (EITF) No. 99-19,  Reporting Revenue Gross as a Principal versus Net as an Agent.

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

Shipping and Handling Costs

The Company classifies shipping and handling costs, consisting of driver wages and vehicle expenses, as operating expenses in the accompanying consolidated statements of operations. Shipping and handling costs were approximately $73,534 in 2006, $40,043 in 2005, and $34,250 in 2004.

Interest Rate Collars

The Company enters into interest rate collars from time to time to manage its interest rate exposure. These derivatives, which are not formal hedges, are adjusted to fair value through income as an adjustment to interest expense.

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

Concentrations of Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company’s accounts receivable are principally from customers in the building industry located in the United States and Canada. Concentration of credit risk with respect to accounts receivable, however, is limited due to the large number of customers comprising the Company’s customer base. The Company performs credit evaluations of its customers; however, the Company’s policy is not to require collateral. At September 30, 2006 and September 24, 2005, the Company had no significant concentrations of credit risk.

Approximately 66% of the Company’s inventory purchases were from 12 vendors in 2006 and 2005, and 10 vendors in 2004.

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

Amortizable and Other Intangible Assets

Under the provisions of SFAS No. 142, the Company amortizes identifiable intangible assets consisting of non-compete agreements, customer relationships and deferred financing costs because these assets have finite lives. Non-compete agreements are generally amortized over the terms of the associated contractual agreements, customer relationship assets are amortized on an accelerated basis based on the expected cash flows generated by the existing customers, and deferred financing costs are amortized over the lives of the associated financings. Trademarks are not amortized because they have indefinite lives. The

Company evaluates its trademarks for impairment on an annual basis based on the fair value of the underlying assets.

Goodwill

Goodwill is not amortized and represents the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired.

Under SFAS No.142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment in the fourth quarter of each fiscal year or at any other time when impairment indicators exist. Examples of such indicators, which would cause the Company to test goodwill for impairment between annual tests, include a significant change in the business climate, significant unexpected competition, significant deterioration in market share, and/or or a loss of key personnel.

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

If circumstances change or events occur to indicate that the Company’s fair market value has fallen below book value, the Company will compare the estimated fair value of goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, the Company will recognize the difference as an impairment loss in operating income.

Early Extinguishment of Debt

Under the provisions of SFAS No. 145, the loss of $915 on early retirement of debt in 2005 was classified within other expense in the accompanying consolidated statements of operations.

Stock-Based Compensation

Effective September 25, 2005, the Company adopted SFAS No. 123R, Share-Based Payments , using the modified-prospective transition method. Prior to 2006, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25,   Accounting for Stock Issued to Employees, and Related Interpretations . As a result, no compensation expense was previously recognized for stock options granted to employees after the Company’s IPO, except for the 2005 amortization of deferred compensation, because all such stock options granted had exercise prices equal to the market value of the Company’s stock on the date of the grant.

Under the modified-prospective transition method, compensation expense recognized in 2006 included: (a) compensation cost for all unvested share-based awards granted prior to September 25, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123,   Accounting For Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to September 24, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123R. Results of prior periods have not been restated. SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The impact of estimating forfeitures upon adoption was not material. In addition, SFAS No. 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. The excess tax benefit classified as a financing activity of $5.6 million would have been classified as an operating inflow if the company had not adopted SFAS No. 123R.

Compensation cost arising from stock options granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of September 30, 2006, there was $4.8 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years.  As a result of adopting SFAS No. 123R, the Company recorded stock-based compensation expense of $3.2 million ($2.0 million net of tax), or $0.05 per basic share and $0.04 per fully-diluted share, in 2006. Included in this total stock-based compensation expense was incremental expense of $2.1 million ($1.3 million net of tax) for options granted during 2006.

The following table illustrates the effect on net income (loss) and earnings (loss) per share for 2005 and 2004 as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to 2006, in accordance with SFAS No. 123:

	Year Ended
	September 24,	September 25,
	2005	2004
Net income (loss), as reported	$32,917	$(15,355)
Add: stock-based compensation, net of tax	414	6,814
Less: stock-based compensation expense determined under fair value method, net of tax	(1,258)	(1,088)
Pro forma net income (loss)	$32,073	$(9,629)
Net income (loss) per share, as reported:
Basic	$0.83	$(0.57)
Diluted	$0.80	$(0.57)
Net income (loss) per share, pro forma:
Basic	$0.81	$(0.36)
Diluted	$0.78	$(0.36)

The fair values of the options under SFAS No. 123R in 2006 and for the pro forma disclosures under SFAS No. 123 in 2005 and 2004 were estimated at the date of the grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended
	September 30,	September 24,	September 25,
	2006	2005	2004
Dividend yield	0.00%	0.00%	0.00%
Expected lives of options (years)	5.00	5.00	5.00
Risk-free interest rate	4.61%	3.72%	3.10%
Expected volatility	45%	45%	45%
Weighted average fair value of options granted	$9.08	$5.37	$2.47

Expected lives of the options granted and expected volatilities are based on the expected lives and historical volatilities of the stocks of comparable public companies and other factors. Estimated annual forfeiture rates of 0.0 – 8.0% were utilized in valuing the options granted in 2006.

Prior to the IPO, the Company had the right, upon termination of employment with cause or upon resignation, to repurchase at the lower of cost or fair value certain shares of common stock that had been issued to employees and shares issuable upon exercise of certain stock options. The Company determined that these awards were performance based and therefore recognized a charge for the intrinsic value of the award of $9,023 in 2004. See also “Deferred Compensation” below.

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

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 establishes rules for the reporting and display of comprehensive income (loss) and its components. Accumulated other comprehensive income (loss) as of September 30, 2006 and September 24, 2005 consisted entirely of foreign currency translation amounts.

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

The following table reflects the calculation of weighted average shares outstanding, adjusted for the 2006 stock split (Note 3), for each period presented:

	Year Ended
	September 30,	September 24,	September 25,
	2006	2005	2004
Weighted-average common shares outstanding for basic	42,903,279	39,716,933	26,857,805
Dilutive effect of employee stock options	1,141,490	1,402,011	—
Weighted-average shares assuming dilution	44,044,769	41,118,944	26,857,805

For 2004, options to purchase 2,862,538 shares of Common Stock and warrants to purchase 4,259,906 shares of Common Stock, adjusted for the stock split, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive.

Fair Value of Financial Instruments

Financial instruments consist mainly of cash, accounts receivable, accounts payable, borrowings under the Company’s revolving lines of credit and long-term debt. At September 30, 2006 and September 24, 2005, the carrying amounts of these instruments approximated their fair values.

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

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiary, Beacon Roofing Supply Canada Company (“BRSCC”), are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. Net translation gains or losses are recorded directly to a separate component of stockholders’ equity. Foreign currency transactions were minimal and gains and losses were not material for any of the periods presented. The Company has inter-company debt from BRSCC, which has been considered as long-term for financial reporting purposes since repayment is not planned or anticipated in the foreseeable future. In addition, during 2006 the Company executed a $4 million short-term note with BRSCC, which was subsequently repaid after year-end.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and provides guidance on how any tax reserves should be classified in a balance sheet. FIN 48 is effective for the Company in the fiscal year beginning September 30, 2007. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements.

3.                 Common Stock

Initial Public Offering

On September 21, 2004, the SEC declared the Company’s new stock registration effective. On September 22, 2004, the Offering was completed, with public trading of the Company’s stock commencing on September 23, 2004. The Offering was settled on September 28, 2004, subsequent to the Company’s fiscal 2004 year-end date. The Offering was for 8,500,000 shares (prior to the three-for-two stock split in June 2006 discussed below) at a pre-split price to the public of $13.00 per share. After the underwriters’ discount of $7,735, net proceeds to the Company were $102,765, which the Company received on September 28, 2004. The Company also had prepaid $2,468 of transaction costs and received $2,584 from the Company’s warrant holders as a reimbursement of a portion of the underwriters’ discount. The net proceeds were used to redeem 2,839,937 warrants for $34,335 and repay junior subordinated notes payable of $18,527 (including a debt discount of $915 and accrued interest) and subordinated notes payable to related parties of $29,464, with the remainder of $20,555 used to repay borrowings under the Company’s revolving lines of credit.

Prior to the Offering, the Company effected a 4,550-for-1 stock split of its Class A Common Stock in the form of the issuance of a dividend on the Company’s Common Stock equal to 4,549 shares of Common Stock for each share of Class A Common Stock outstanding. The Company also reclassified Class A Common Stock into Common Stock, eliminated the Class B Common Stock, increased the number of authorized shares of Common Stock to 100,000,000, and created 5,000,000 shares of undesignated Preferred Stock, par value $.01 per share. All share and per share amounts in the accompanying consolidated balance sheets and statements of operations have been restated for all periods to give retroactive effect to the 2006 stock split discussed below.

In connection with the Offering, the Company also terminated its management agreement with its largest stockholder. In addition, the Company’s rights under certain securities agreements to repurchase,

at the lower of cost or fair value, Common Stock issued to employees were terminated effective with the IPO in 2004 and a charge of $9,023 was recorded for stock-based compensation in 2004.

Secondary Offering

On December 16, 2005, the Company sold two million shares of common stock in a public offering at $27.50 per share (prior to the three-for-two stock split discussed below). Selling stockholders also sold shares in the offering. The net proceeds to the Company from this offering, after all associated expenses, totaled approximately $51.6 million and were used for the pay down of revolver borrowings. The Company did not receive any proceeds from the sales by the selling stockholders.

Three-for-Two Stock Split

In May 2006, the Company’s Board of Directors declared a three-for-two common stock split, which was paid in the form of a stock dividend on June 12, 2006 to the stockholders of record at the close of business on May 31, 2006. Accordingly, all share and per share data and the related capital amounts for all periods presented reflect the effects of this split, except for items that are otherwise designated. In addition, the Company’s treasury stock was retired in May 2006.

4.                 Goodwill, Intangibles and Other Assets

Goodwill was $289,282 and $108,553 at September 30, 2006 and September 24, 2005, respectively, of which $214.7 and $99.7 million, respectively, are deductible for income tax purposes. The Company’s goodwill balance increased by $180,729 in 2006 due to an addition of $180,186 from the acquisitions described in Note 5 and $543 from foreign currency translation. In 2005, goodwill increased by $14,391 due to an addition of $13,466 from acquisitions and $925 from foreign currency translation.

Intangibles and other assets, included in other long-term assets, consist of the following:

	September 30,	September 24,
	2006	2005
Amortizable intangible assets
Non-compete agreememts	$1,638	$590
Customer relationships	58,096	2,844
Beneficial lease arrangements	610	—
Deferred financing costs	5,109	2,784
	65,453	6,218
Less: accumulated amortization	11,531	2,064
	53,922	4,154
Unamortizable trademarks	9,750	9,750
Other assets	2,000	—
Total other intangible assets	$65,672	$13,904

Amortization expense related to intangible assets amounted to approximately $9,671, $1,206, and $38 in 2006, 2005, and 2004, respectively. The intangible lives range from one to fifteen years and the weighted average remaining life was 13.2 years at September 30, 2006. Estimated future annual amortization amounts for the above intangible assets as of September 30, 2006 were $10,691, $8,906, $7,263, $5,698, $4,617, and $16,746 for 2007, 2008, 2009, 2010, 2011 and thereafter, respectively.

5. Acquisitions

Roofing and Sheet Metal Supply, Inc.

On August 30, 2006, the Company purchased certain assets of Roofing & Sheet Metal Supply, Inc. (“RSM”), a Tulsa, Oklahoma-based distributor of residential and commercial roofing products with locations in Tulsa, Oklahoma, Joplin, Missouri and in Springdale and Fort Smith, Arkansas. This purchase was funded through our U.S. revolving line of credit. A total of $1.0 million of cash remains in escrow for post-closing indemnification claims and is included in other long-term assets. RSM had net sales of $33 million (unaudited) for the year ended November 30, 2005. The Company has included the results of operations for RSM from the date of acquisition and applied preliminary purchase accounting, which, along with certain purchase price adjustments, resulted in recorded goodwill of $15.5 million as follows (in 000’s):

Net assets	$3,448
Customer relationships	6,739
Goodwill	15,455
Purchase price	$25,642

Roof Depot, Inc.

On August 25, 2006, the Company purchased certain assets of Roof Depot, Inc. (“Roof Depot”), a Minnesota-based distributor of residential and commercial roofing and other related building products with locations in Minneapolis and Stillwater, Minn. This purchase was funded through the Company’s U.S. revolving line of credit. A total of $1.0 million of cash remains in escrow for post-closing indemnification claims and is included in other long-term assets. Roof Depot had net sales of $31 million (unaudited) for the year ended December 31, 2005. The Company has included the results of operations for Roof Depot from the date of acquisition and applied preliminary purchase accounting, which, along with certain purchase price adjustments, resulted in recorded goodwill of $4.0 million as follows (in 000’s):

Net assets	$10,225
Customer relationships	3,863
Goodwill	4,010
Purchase price	$18,098

Mississippi Roofing Supply, Inc., Sunbelt Supply LLC, & Alabama Roofing Supply LLC

On January 17, 2006, the Company purchased certain assets of Mississippi Roofing Supply, Inc., Sunbelt Supply LLC, & Alabama Roofing Supply LLC (together the “Supply Companies”), three affiliated distributors of roofing and other building products with two locations in Alabama and one in Mississippi. This purchase was funded through the Company’s U.S. revolving line of credit. A total of $0.8 million of cash remains in escrow at September 30, 2006 for indemnification claims and is included in other current assets. The Supply Companies had combined net sales of $76 million (unaudited) for the year ended December 31, 2005. The Company has included the results of operations for the Supply Companies from the date of acquisition. The purchase price has been adjusted for the preliminary financial performance for the year ended December 31, 2005. We have applied preliminary purchase accounting, which, along with certain purchase price adjustments for the final working capital levels and the 2005 financial results, resulted in recorded goodwill of $53.5 million as follows (in 000’s):

Net assets	$7,754
Non-compete	315
Customer relationships	7,825
Goodwill	53,531
Purchase price	$69,425

C&S Roofing Materials, Inc. D/B/A Pacific Supply Company

On January 10, 2006, the Company purchased certain assets of C&S Roofing Materials, Inc. D/B/A Pacific Supply Company (“Pacific”), a distributor of roofing and other building products with four locations located in Orange and Los Angeles counties in California. This purchase was funded through the Company’s U.S. revolving line of credit. A total of $2.0 million of cash remains in escrow for post-closing indemnification claims and is included in other current assets. Pacific had net sales of $53 million (unaudited) for the year ended December 31, 2005. The Company has included the results of operations for Pacific from the date of acquisition and applied preliminary purchase accounting, which, along with certain purchase price adjustments, resulted in recorded goodwill of $26.7 million as follows (in 000’s):

Net assets	$6,740
Non-compete	181
Customer relationships	9,700
Goodwill	26,669
Purchase price	$43,290

SDI Holding, Inc.

On October 14, 2005, the Company purchased 100% of the outstanding stock of SDI Holding, Inc. (“Shelter”), a distributor of roofing and other building products with 51 branches in 14 states at the time of the acquisition. This purchase was funded through the Company’s U.S. revolving line of credit. Based upon Shelter’s final performance for the 2005 calendar year, the sellers qualified for an earn-out payment of $6.4 million, which was paid in June 2006. Shelter had net sales of $342.4 million (unaudited) for the year ended December 31, 2005. The Company has included the results of operations for Shelter from the date of acquisition and applied preliminary purchase accounting, which, along with certain purchase price adjustments, resulted in recorded goodwill of $78.1 million as follows (in 000’s):

Accounts receivable	$48,351
Inventories	53,108
Property and equipment	15,317
Other assets	17,271
Accounts payable and accrued expenses	(57,042)
Other liabilities	(8,976)
Beneficial leases	610
Non-compete	842
Customer relationships	25,852
Goodwill	78,122
Purchase price	$173,455

Supplemental Pro Forma Information—Unaudited

The unaudited pro forma summary information below for the years ended September 30, 2006 and September 24, 2005, give effect to the acquisition of Shelter as if the acquisition had occurred at the beginning of those periods and is after giving effect to certain adjustments, including amortization of the intangible assets subject to amortization, interest expense incurred as a consequence of the increased borrowings under our credit facility, and related income taxes. The aggregate impact of the inclusion of Pacific, the Supply Companies, Roof Depot and RSM on the pro forma net income and net income per share presented below was not material and therefore has not been presented. Had the impact from those acquired companies been included in the pro forma net sales below, total pro forma net sales (unaudited) would have been $1,630.5 and $1,342.4 million for the years ended September 30, 2006 and September 24, 2005, respectively. The unaudited pro forma summary information is not necessarily indicative of the financial results that would have occurred if the Shelter acquisition had been consummated at the beginning of those periods, nor is it necessarily indicative of the financial results which may be attained in the future.

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

	Year Ended
	September 30,	September 24,
	2006	2005
	(Dollars in thousands, except per share data)
	Unaudited
Net Sales	$1,516,459	$1,163,962
Net Income	$48,771	$31,841
Net income per share:
Basic	$1.14	$0.80
Diluted	$1.11	$0.77

Other Recent Acquisitions

On December 15, 2004, the Company purchased 100% of the outstanding stock of JGA Corp. (“JGA”), a distributor of roofing and other building products with eight branches in Georgia and Florida at the time of our acquisition. The purchase price of $30.4 million was funded through the Company’s U.S. revolving line of credit. A total of $1.3 million of cash remains in escrow for post-closing indemnification claims and is included in other current assets. JGA had net sales of $74 million (unaudited) for the year ended December 31, 2003. The Company has included the results of operations for JGA from the date of acquisition and applied purchase accounting, which resulted in recorded goodwill of $9.7 million and $11.4 million of other intangible assets.

On November 23, 2005, the Company purchased certain assets of Easton Wholesale Company, Inc. (“Easton”), a distributor of building products located in Easton, Maryland. On September 1, 2005, the Company purchased certain assets of Commercial Supply, Inc. (“CSI”), a distributor of building products located in western Massachusetts. On April 26, 2005, the Company purchased certain assets of Insulation Systems, Inc. of Virginia (“ISI”), a distributor of roofing and other building products with two branches in Virginia. The total combined purchase cost of these acquisitions was $13.6 million.

Pro forma information has not been provided for these acquisitions since the impact to the financial statements was not material individually or in the aggregate.

6. Property and Equipment, net

Property and equipment, net, consist of the following:

	September 30,	September 24,
	2006	2005
Land	$2,124	$1,752
Buildings and leasehold improvements	13,175	10,653
Equipment	74,875	42,607
Furniture and fixtures	8,583	4,510
	98,757	59,522
Less: accumulated depreciation and amortization	39,466	27,755
	$59,291	$31,767

7.  Accrued Expenses

The significant components of accrued expenses are as follows:

	September 30,	September 24,
	2006	2005
Inventory receipts	$18,241	$11,285
Employee-related	19,555	11,787
Income taxes	6,506	—
Customer incentives	4,659	2,264
Other	9,758	3,810
	$58,719	$29,146

8. Financing Arrangements

Senior Notes Payable

Senior notes payable consisted of the following:

	September 30,	September 24,
	2006	2005
Senior notes payable to commercial lenders, due in varying quarterly payments of principal, plus required prepayment amounts and interest at the bank prime rate plus 0.50% or LIBOR plus 1.75% (7.24% at September 30, 2006) through October 2010	$27,441	$14,308
Senior notes payable to commercial lenders, due in equal quarterly payments of principal, plus interest at the bank prime rate plus 1.50% or LIBOR plus 2.75% (8.16% at September 30, 2006) through October 2010	45,341	11,688
	72,782	25,996
Less current portion	3,500	5,840
	$69,282	$20,156

The current portion shown above as of September 30, 2006 is the amount due within a year under the New Credit Facility discussed below.

Senior Secured Credit Facilities

The credit facilities in place prior to the New Credit Facility discussed below, were scheduled to mature on October 14, 2010 and consisted of a $280.0 million U.S. revolving line of credit and a $C15 million Canadian revolving line of credit, commonly referred to as revolvers, and initial term loans totaling $80.0 million. The facilities provided for a cash receipts lock-box arrangement that gave the Company sole control over the funds in lock-box accounts, unless excess availability was less than $10 million or an event of default occurs, in which case the senior secured lenders would have had the right to take control over such funds and to apply such funds to repayment of the senior debt.

As of September 30, 2006, there was $229.8 million outstanding and $46.3 million available for borrowing under the revolvers. We also had $4.5 million of outstanding standby letters of credit. The outstanding revolver borrowings at September 30, 2006 carried a weighted-average interest rate of 6.97%, were refinanced under the New Credit Facility below and, accordingly, have been classified as long-term debt. The outstanding revolver borrowings at September 24, 2005 carried a weighted-average interest rate of 5.94% and were classified as long-term debt as well since the amounts were expected to be outstanding for greater than one year.

Interest on borrowings under the U.S. facilities was payable at the Company’s election at either of the following rates:

•                    an index rate (that is the higher of (a) the base rate for corporate loans quoted in The Wall Street Journal or (b) the Federal Reserve overnight rate plus 1/2 of 1%) plus a margin of 0.25% to 1.50%, or

•                    the current LIBOR Rate plus a margin ranging from 1.50% to 2.75%.

Interest under the Canadian facility was payable at the Company’s election at either of the following rates:

•                    an index rate (that is the higher of (1) the Canadian prime rate as quoted in the Globe and Mail and (2) the 30-day BA Rate plus 1.25%) plus 0.50%, or

•                    the BA rate as described in the Canadian facility plus 1.75%.

Substantially all Company assets, including the capital stock and assets of wholly-owned subsidiaries, secured obligations under these senior secured credit facilities. The senior secured credit facilities had certain operating and financial covenants and numerous restrictive covenants. As of September 30, 2006, the Company was in compliance with all covenants.

New and Expanded Credit Facilities

On November 2, 2006, the Company closed on an amended and restated, seven-year $500 million U.S. senior secured credit facility and a C$15 million senior secured Canadian credit facility with GE Antares Capital (“GE Antares”) and a syndicate of other lenders (combined, the “New Credit Facility”). The New Credit Facility refinanced the above credit facilities that also were provided through GE Antares. The New Credit Facility provides the Company with lower interest rates and available funds for future acquisitions and ongoing working capital requirements. In addition, the New Credit Facility increases the total allowable equipment financing and/or capital lease financing to $35 million. The New Credit Facility also provides for the same lock-box arrangement as under the replaced credit facilities above.

The New Credit Facility consists of a U.S. revolving credit facility of $150 million (the “US Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $350 million term loan (the “Term Loan”). The Term Loan has required amortization of 1% per year, payable in quarterly installments of approximately $0.9 million, and the remainder is due in 2013. The New Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding

Company. The New Credit Facility may also be expanded by up to an additional $200 million under certain conditions.

The US Revolver carries an interest rate of LIBOR plus 1% and the Term Loan carries an interest rate of LIBOR plus 2%. Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year. Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation.

Equipment Financing Facility

The Company has an equipment financing facility that allows for the financing of purchased transportation and material handling equipment. The facility provided the Company with $3.4 million of remaining availability as of September 30, 2006. There was $10.3 million of equipment financing loans outstanding at September 30, 2006, with fixed interest rates ranging from 4.7% to 7.4%.

Other Information

The Company made interest payments under all financing arrangements totaling $18,463 in 2006, $5,185 in 2005, and $7,371 in 2004.

Annual principal payments for all outstanding borrowings for each of the next five years and thereafter as of September 30, 2006, after consideration of the refinancing discussed above, were as follows:

		Equipment
	Senior Secured	Financing
Fiscal year	Credit Facility	& Other	Total
2007	$3,500	$3,157	$6,657
2008	3,500	4,061	7,561
2009	3,500	1,797	5,297
2010	3,500	1,917	5,417
2011	3,500	1,864	5,364
Thereafter	285,034	971	286,005
Subtotal	302,534	13,767	316,301
Less current portion	3,500	3,157	6,657
Total long-term debt	$299,034	$10,610	$309,644

9. Warrant Derivatives

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

10.          Leases

The Company operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. The Company leases three buildings from its Chairman for an aggregate of approximately $0.6 million in 2006, $0.5 million in 2005 and $0.4 million in 2004. The Company believes that the terms of these leases approximate fair value.

At September 30, 2006, the minimal rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year are as follows:

Year ending September
2007	$19,596
2008	17,037
2009	14,702
2010	11,852
2011	6,829
Thereafter	21,338
Total minimum lease payments	$91,354

Rent expense was $17,817 in 2006, $9,608 in 2005 and $7,922 in 2004.

11.          Stock Options and Common Stock

Stock Option Plans

The Company is currently making stock-based awards under its 2004 Stock Plan, which was adopted on September 21, 2004. The 2004 Stock Plan allows for the granting of up to 3.3 million shares of Common Stock in the form of stock options or stock awards to key employees and members of the Board of Directors. The key terms of the grants are determined by the Company’s Board of Directors.

The 1998 Stock Plan allowed for the granting of options to purchase up to 3.1 million shares of Common Stock. Options were generally allowed to be exercised beginning 18 months after the date of grant and will terminate ten years from the grant date. No further awards will be made under the 1998 Stock Plan.

In the event of a change in control of the Company, all outstanding options are immediately vested.

Information regarding the Company’s stock options, adjusted for the 2006 stock split, is summarized below (not in thousands):

	Number of	Weighted- Average Exercise	Weighted- Average Remaining Contractual	Aggregate Intrinsic
	Shares	Price	Life	Value
				(in Millions)
Outstanding at September 27, 2003	1,916,460	$1.23
Granted	983,616	2.52
Canceled	(37,538)	1.81
Outstanding at September 25, 2004	2,862,539	1.67
Granted	613,500	12.13
Exercised	(479,378)	1.31
Canceled	(44,663)	6.77
Outstanding at September 24, 2005	2,951,999	3.83
Granted	723,653	19.91
Exercised	(848,416)	1.83
Canceled	(26,577)	16.61
Outstanding at September 30, 2006	2,800,659	$8.47	7.2	$33.6
Vested or Expected to Vest at September 30, 2006	2,738,228	$8.33	7.2	$32.8
Exercisable at September 30, 2006	1,785,184	$3.32	6.3	$30.2

There were options available for grants to purchase 1,988,682 shares of Common Stock under the 2004 Stock Plan at September 30, 2006. The weighted-average grant date fair values of stock options granted during 2006, 2005 and 2004 were $9.08, $5.35 and $2.52, respectively. The intrinsic value of stock options exercised during 2006 and 2005 was $16.6 million and $7.0 million, respectively. At September 30, 2006, the Company had $8.2 million of excess tax benefits available for potential deferred tax write-offs related to option accounting.

Details regarding options to purchase common stock outstanding as of September 30, 2006 are as follows:

	Weighted
	Range of	Average
	Options	Exercise	Contractual	Options
	Outstanding	Prices	Life in Years	Exercisable
	267,870	$0.30 - $0.85	2.8	267,870
	1,238,578	$1.4 - $2.333	6.6	1,238,578
	492,708	$8.6 - $11.877	8.1	204,236
	643,003	$12.9 - $18.633	9.0	74,500
	158,500	$22.16 - $2.177	9.5	—
Totals	2,800,659			1,785,184

Special CEO Options Grant

The Company granted stock options to its President and Chief Executive Officer (CEO) in October 2003 under an executive securities agreement. The grant included options to purchase 505,050 shares of common stock at fair value and was scheduled to vest over two years. In January 2004, the Company and the CEO amended the special purchase option agreement to increase the number of shares that could be purchased under the options to 612,366 shares. Such amendment did not change the exercise price, contractual term or vesting of the original award. Under this grant, the exercise price must be paid in cash, unless the Company permits otherwise. The options expire on October 20, 2013 and became fully vested after the completion of the Company’s IPO. These options were not granted under the Company’s 1998 Stock Plan or 2004 Stock Plan. Options to purchase 150,000 shares under this grant were exercised in December 2005 at the time of the Company’s secondary stock offering, leaving 462,366 options outstanding under the special CEO grant at September 30, 2006.

Common Stock

As mentioned in Note 2, prior to the IPO the Company had the right, upon termination of employment with cause or upon resignation, to repurchase at the lower of cost or fair value, certain shares of common stock that had been issued to employees and shares issuable upon exercise of certain stock options.. The Company determined that these awards were performance based and therefore recognized a charge for the intrinsic value of the award of $9,023 in 2004. All compensation expense related to these awards related to selling, general and administrative activities.

The Company included these awards in earnings per share calculations since the holders of the shares were entitled to participate in any dividends.

12.          Benefit Plans

The Company maintains defined contribution plans covering all full-time employees of the Company who have 90 days of service (one year of service for 2005 and prior) and are at least 21 years old. An eligible employee may elect to make a before-tax contribution of between 1% and 100% (15% for 2005 and prior) of his or her compensation through payroll deductions, not to exceed the annual limit set by law ($15,000 for 2006). The Company currently matches the first 50% of participant contributions limited to 6% of a participant’s gross compensation (maximum Company match is 3%). All Company contributions are subject to management’s discretion. The expense for this plan was $4,579 in 2006, $3,387 in 2005 and $3,131 in 2004.

The Company also contributes to an external pension fund for certain of its employees who belong to a local union. Annual contributions were $82, $74, and $78 in 2006, 2005, and 2004, respectively.

13.          Income Taxes

The income tax provision consists of the following:

	Fiscal year
	2006	2005	2004
Current:
Federal	$24,488	$15,025	$7,968
Foreign	2,510	2,335	896
State	6,035	3,720	2,205
	33,033	21,080	11,069
Deferred:
Federal	(1,212)	730	(554)
Foreign	39	19	(143)
State	(331)	147	(243)
	(1,504)	896	(940)
	$31,529	$21,976	$10,129

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

	Fiscal Year
	2006	2005	2004
Federal income taxes at statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	4.59	4.58	(24.41)
Non-deductible warrant derivative	—	—	(167.52)
Foreign income tax rate differential	0.13	—	(9.38)
Non-deductible stock-based compensation	—	—	(16.96)
Non-deductible meals and entertainment	0.35	0.33	(3.12)
Other	(1.07)	0.12	(7.43)
Total	39.00%	40.03%	(193.82)%

The components of the Company’s deferred taxes are as follows:

	September 30,	September 24,
	2006	2005
Deferred tax liabilities:
Excess tax over book depreciation and amortization	$21,737	$13,683
Other	251	—
	21,988	13,683
Deferred tax assets:
Deferred compensation	3,152	2,862
Allowance for doubtful accounts	2,459	1,623
Accrued vacation & other	1,340	394
Foreign tax credit carryover	94	111
Inventory valuation	6,824	2,142
	13,869	7,132
Net deferred income tax liabilities	$8,119	$6,551

The Company made tax payments of $19,296 in 2006, $19,843 in 2005, and $13,769 in 2004. In 2006 and 2005, the Company had reductions in income taxes payable of $6,566 and $2,060, respectively, as a result of stock option exercises.

The Company has operations in 31 U.S. states and three provinces in Canada and is subject to tax audits in each of these jurisdictions and federally in both the United States and Canada. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimate of taxes payable in the accompanying financial statements. Additional taxes are reasonably possible, however the amounts cannot be estimated at this time.

14.          Related-Party Transactions

As mentioned in Note 10, the Company leases three buildings from its Chairman for an aggregate of approximately $0.6 million in 2006, $0.5 million in 2005 and $0.4 million in 2004. The Company paid management fees in the amount of $300 in 2004 to its former largest stockholder.

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

16.          Geographic and Product Data

In accordance with the enterprise-wide disclosure requirements of SFAS No. 131, the Company’s geographic and product information is as follows:

	Year Ended
	September 30, 2006			September 24, 2005			September 25, 2004
	Net Revenues	Income before taxes	Property and Equipment, net	Net Revenues	Income before taxes	Property and Equipment, net	Net Revenues	Income (loss) before taxes	Property and Equipment, net
U.S.	$1,397,155	$73,779	$52,767	$762,640	$48,204	$25,674	$585,804	$(7,319)	$20,087
Canada	103,482	7,061	6,524	88,288	6,689	6,093	67,105	2,093	5,014
Total	$1,500,637	$80,840	$59,291	$850,928	$54,893	$31,767	$652,909	$(5,226)	$25,101

Net revenues to external customers by product group:

	Year Ended
	September 30,	September 24,	September 25,
	2006	2005	2004
Residential roofing products	$731,704	$346,293	$268,780
Non-residential roofing products	448,042	305,604	223,233
Complementary building products	320,891	199,031	160,896
Total	$1,500,637	$850,928	$652,909

17.          Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consisted of the following:

	Balance at
	beginning	Provision		Balance at
Fiscal Year	of year	Additions	Write-offs	end of year
September 30, 2006	4,104	4,656	(3,740)	5,020
September 24, 2005	2,958	3,331	(2,185)	4,104
September 25, 2004	2,322	2,738	(2,102)	2,958

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

1.                 Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to Beacon Roofing Supply, Inc., including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

2.                 Internal Control over Financial Reporting

(a)   Management’s Annual Report on Internal Control Over Financial Reporting

The management of Beacon is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our assessment of and conclusion on the effectiveness of our internal control over financial reporting did not include the internal controls of Shelter Distribution Inc. and Beacon Pacific, Inc., which includes the accounts of SDI Holding, Inc., Roofing & Sheet Metal Supply, Inc., Roof Depot, Inc. and C&S Roofing Materials, Inc., which were acquired in 2006 and included in our 2006 consolidated financial statements. These acquired companies constituted 40.6% and 2.3% of total and net assets, respectively, as of September 30, 2006, and 28.4% and 13.3% of revenues and net income, respectively, for the year then ended.

Beacon’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2006. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of September 30, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Beacon’s Independent Registered Public Accounting Firm has issued a report on our assessment of the Company’s internal control over financial reporting. This report appears below.

(b)   Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Beacon Roofing Supply, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Beacon Roofing Supply, Inc. maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Beacon Roofing Supply, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Shelter Distribution Inc. and Beacon Pacific, Inc., which includes the accounts of SDI Holding, Inc., Roofing & Sheet Metal Supply, Inc., Roof Depot, Inc. and C&S Roofing Materials, Inc., which were acquired in 2006 and included in the 2006 consolidated financial statements of Beacon Roofing Supply, Inc. These acquired companies constituted 40.6% and 2.3% of total and net assets, respectively, as of September 30, 2006, and 28.4% and 13.3% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Beacon Roofing Supply, Inc. also did not include an evaluation of the internal control over financial reporting of Shelter Distribution, Inc. and Beacon Pacific, Inc., which includes the accounts of SDI Holding, Inc., Roofing & Sheet Metal Supply, Inc., Roof Depot, Inc. and C&S Roofing Materials, Inc.,which were acquired in 2006 and included in the 2006 consolidated financial statements of Beacon Roofing Supply, Inc.

In our opinion, management’s assessment that Beacon Roofing Supply, Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Beacon Roofing Supply, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beacon Roofing Supply, Inc. as of September 30, 2006 and September 24, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006 and our report dated December 11, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts
December 11, 2006

(c)   Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

We have no information to report pursuant to Item 9B.

PART III

This part of our Form 10-K, which includes Items 10 through 14, is omitted because we will file definitive proxy material pursuant to Regulation 14A not more than 120 days after the close of our year-end, which proxy material will include the information required by Items 10 through 14 and is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          (1)   Financial Statements

The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report:

•       Report of Independent Registered Public Accounting Firm

•       Consolidated Balance Sheets as of September 30, 2006 and September 24, 2005

•       Consolidated Statements of Operations for the years ended September 30, 2006, September 24, 2005, and September 25, 2004

•       Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2006, September 24, 2005, and September 25, 2004.

•       Consolidated Statements of Cash Flows for the years ended September 30, 2006, September 24, 2005, and September 25, 2004

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
David R. Grace Chief Financial and Accounting Officer
Date: December 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ ROBERT R. BUCK	President, Chief Executive Officer	December 14, 2006
Robert R. Buck	and Director
/s/ ANDREW R. LOGIE	Chairman of the Board and Director	December 14, 2006
Andrew R. Logie
/s/ DAVID R. GRACE	Senior Vice President, Chief Financial	December 14, 2006
David R. Grace	Officer and Chief Accounting Officer
/s/ H. aRTHUR bELLOWS, JR.	Director	December 14 , 2006
H. Arthur Bellows, Jr.
/s/ JAMES J. GAFFNEY	Director	December 14, 2006
James J. Gaffney
/s/ PETER M. GOTSCH	Director	December 14, 2006
Peter M. Gotsch
/s/ WILSON B. SEXTON	Director	December 14, 2006
Wilson B. Sexton
/s/ STUART A. RANDLE	Director	December 14, 2006
Stuart A. Randle

INDEX TO EXHIBITS
EXHIBIT

EXHIBIT NUMBER
3.1

Second Amended and Restated Certificate of Incorporation of Beacon Roofing Supply, Inc. (incorporated herein by reference to Exhibit 3.1 to Beacon Roofing Supply, Inc.’s annual report on Form 10-K for the year ended September 25, 2004)

3.2

Amended and Restated By-Laws of Beacon Roofing Supply, Inc. (incorporated herein by reference to Exhibit 3.2 to Beacon Roofing Supply, Inc.’s annual report on Form 10-K for the year ended September 25, 2004)

4.1

Form of Specimen Common Stock Certificate of Beacon Roofing Supply, Inc. (incorporated herein by reference to Exhibit 4.1 to Beacon Roofing Supply, Inc.’s Registration Statement on S-1 (Registration No. 333-116027))

10.1

Fourth Amended and Restated Credit Agreement, dated as of November 2, 2006, among Beacon Sales Acquisition, Inc., as borrower, Beacon Roofing Supply, Inc., as one of the Guarantors, the Lenders and L/C Issuers party thereto, and General Electric Capital Corporation, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of Beacon Roofing Supply, Inc.’s current report on Form 8-K filed November 3, 2006).

10.2

Fourth Amended and Restated Loan and Security Agreement, dated as of November 2, 2006, among Beacon Roofing Supply Canada Company, GE Canada Finance Holding Company and the financial institutions party thereto (incorporated by reference to Exhibit 10.2 to Beacon Roofing Supply, Inc’s current report on Form 8-K filed November 3, 2006).

10.3	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for all employees, including executive officers who are not directors.*
10.4	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for non-employee directors (incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2006).*
10.5	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for employee directors.*
10.6

Form of Registration Rights Agreement by and between Beacon Roofing Supply, Inc. and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 10.1 to Beacon Roofing Supply, Inc.’s Registration Statement on Form S-1 (Registration No. 333-116027))

10.7

Employment Agreement dated as of October 20, 2003 by and between Robert Buck and Beacon Sales Acquisition, Inc. d/b/a Beacon Sales Company (incorporated herein by reference to Exhibit 10.2 to Beacon Roofing Supply, Inc.’s Registration Statement on Form S-1 (Registration No. 333-116027)*

10.8

Amendment to Employment Agreement dated as of May 19, 2004 by and between Robert Buck and Beacon Sales Acquisition, Inc. d/b/a Beacon Sales Company (incorporated herein by reference to Exhibit 10.3 to Beacon Roofing Supply, Inc.’s Registration Statement on Form S-1 (Registration No. 333-116027)*

10.9

Amendment dated February 15, 2006 to the Employment Agreement between Robert R. Buck and Beacon Sales Acquisition, Inc. (incorporated herein by reference to Exhibit 10.1 to Beacon Roofing Supply Inc.’s current report on Form 8-K filed February 21, 2006)*

10.10

Chief Executive Securities Agreement dated as of August 21, 1997 by and between Beacon Roofing Supply, Inc. (formerly known as Beacon Holding Corporation), Andrew Logie and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 10.4 to Beacon Roofing Supply, Inc.’s Registration Statement on Form S-1 (Registration No. 333-116027)

10.11

Executive Securities Agreement dated as of October 20, 2003 by and between Beacon Roofing Supply, Inc., Robert Buck and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 10.5 to Beacon Roofing Supply, Inc.’s Registration Statement on Form S-1 (Registration No. 333-116027)

10.12

Amendment to Executive Securities Agreement dated as of January 28, 2004 by and between Beacon Roofing Supply, Inc., Robert Buck and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 10.6 to Beacon Roofing Supply, Inc.’s Registration Statement on Form S-1 (Registration No. 333-116027)

10.13	1998 Stock Plan (incorporated herein by reference to Exhibit 4.1 to Beacon Roofing Supply, Inc.’s Registration Statement on Form S-8(Registration No. 333-119747))*
10.14	2004 Stock Plan (incorporated herein by reference to Exhibit 4.2 to Beacon Roofing Supply, Inc.’s Registration Statement on Form S-8 (Registration No. 333-119747))*
10.15

Amended and Restated Special Purchase Option Agreement dated January 28, 2004 by and between Beacon Roofing Supply, Inc. and Robert Buck (incorporated herein by reference to Exhibit 10.10 to Beacon Roofing Supply, Inc.’s Registration Statement on Form S-1 (Registration No. 333-116027))*

10.16

Amendment of Chief Executive Securities Agreement, dated as of September 20, 2004 by and among the Company, Andrew R. Logie, and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 99.1 to Beacon Roofing Supply, Inc.’s current report on Form 8-K filed September 24, 2004)

10.17	Description of Management Cash Bonus Plan (incorporated herein by reference to Exhibit 10.16 to Beacon’s Annual Report on Form 10-K for the year ended September 24, 2005)*
21	Subsidiaries of Beacon Roofing Supply, Inc.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Compensatory plan or arrangement.