Form 10-Q
period 2006-12-31
BEACON ROOFING SUPPLY INC
filed 2007-02-08
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

As of February 1, 2007, there were 43,910,954 outstanding shares of the registrant’s common stock, $.01 par value per share.

BEACON ROOFING SUPPLY, INC.
Form 10-Q
For the Quarter Ended December 31, 2006
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

Signature Page

Index to Exhibits

BEACON ROOFING SUPPLY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	December 31,	December 31,	September 30,
	2006	2005	2006
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$42,576	$4,006	$1,847
Accounts receivable, less allowance for doubtful accounts of $5,418 at December 31, 2006, $4,799 at December 31, 2005, and $5,020 at September 30, 2006	167,338	155,414	210,676
Inventories	165,036	152,376	164,285
Prepaid expenses and other assets	41,161	38,623	38,133
Deferred income taxes	11,238	10,686	10,704

Total current assets	427,349	361,105	425,645

Property and equipment, net	66,530	48,826	59,291
Goodwill	288,667	182,333	289,282
Other assets, net	65,676	42,242	65,672

Total assets	$848,222	$634,506	$839,890

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$98,024	$109,541	$154,878
Accrued expenses	63,906	54,013	58,719
Current portions of long-term debt and other obligations	6,564	24,823	6,657

Total current liabilities	168,494	188,377	220,254

Borrowings under revolving lines of credit	—	118,981	229,752
Senior notes payable, net of current portion	346,500	56,167	69,282
Deferred income taxes	18,801	20,149	18,823
Long-term obligations under equipment financing and other, net of current portion	14,496	4,334	10,610

Commitments and contingencies

Stockholders’ equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 43,872,954 issued in December of 2006, 43,725,614 in December of 2005 and 43,866,484 issued in September of 2006	439	437	439
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	204,842	196,662	203,433
Treasury stock (349,292 shares in December of 2005)	—	(515)	—
Retained earnings	90,166	44,958	81,361
Accumulated other comprehensive income	4,484	4,956	5,936

Total stockholders’ equity	299,931	246,498	291,169

Total liabilities and stockholders’ equity	$848,222	$634,506	$839,890

Note: The balance sheet at September 30, 2006
has been derived from the audited financial statements at that date.
The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Operations

Unaudited

(Dollars in thousands, except per share data)

	Three Months Ended December 31,
	2006	2005

Net sales	$380,209	$339,885
Cost of products sold	288,475	256,178

Gross profit	91,734	83,707

Operating expenses (includes stock-based compensation expense of $1,330 and $598 for the three months ended in 2006 and 2005, respectively)	70,672	57,995

Income from operations	21,062	25,712

Interest expense	6,328	4,019

Income before income taxes	14,734	21,693

Income taxes	5,929	8,785

Net income	$8,805	$12,908

Net income per share:
Basic	$0.20	$0.32

Diluted	$0.20	$0.31

Weighted average shares used in computing net income per share:
Basic	43,869,559	40,582,107

Diluted	45,088,380	41,921,325

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Cash Flows

	Three Months Ended December 31,
	2006	2005
	Unaudited (in thousands)
Operating activities:
Net income	$8,805	$12,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,795	4,708
Stock-based compensation	1,330	598
Unrealized (gain) loss on interest rate collars	(106)	244
Deferred income taxes	(516)	258
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	42,548	18,558
Inventories	(1,192)	(15,591)
Prepaid expenses and other assets	(3,084)	(8,063)
Accounts payable and accrued expenses	(50,982)	6,004
Net cash provided by operating activities	3,598	19,624

Investing activities:
Purchases of property and equipment, net of sale proceeds	(11,390)	(3,435)
Acquisition of businesses, net of cash acquired	129	(173,130)
Net cash used in investing activities	(11,261)	(176,565)

Financing activities:
Borrowings (repayments) under revolving lines of credit	(229,752)	55,182
Borrowings under senior notes payable and other	287,208	57,947
Repayments of senior notes payable	(5,943)	(835)
Net proceeds from sale of common stock	—	51,569
Proceeds from exercise of options	79	754
Deferred financing costs	(2,954)	(1,856)
Income tax benefit from stock-based compensation deductions in excess of the associated recognized compensation cost	—	1,736
Net cash provided by financing activities	48,638	164,497

Effect of exchange rate changes on cash	(246)	7

Net increase in cash and cash equivalents	40,729	7,563
Cash and cash equivalents (overdraft) at beginning of year	1,847	(3,557)

Cash and cash equivalents at end of period	$42,576	$4,006

Non-cash transactions:
Conversion of senior notes payable to new senior notes	$66,839	$25,160

The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

Beacon Roofing Supply, Inc. (the “Company”) prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. The balance sheet as of December 31, 2005 has been presented for a better understanding of the impact of seasonal fluctuations on our financial condition. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The results for the three-month period (first quarter) ended December 31, 2006 are not necessarily indicative of the results to be expected for the twelve months ending September 29, 2007 (“2007”).

The Company’s fiscal year ends on the close of business on the last Saturday in September of each year. Except for the fourth quarter of 2007, each of the Company’s 2007 and 2006 quarters ends on the last day of the respective third calendar month. The results for the first quarter ended December 31, 2006 included 61 selling days as compared to 66 selling days during the first quarter ended December 31, 2005.

During the first quarter of 2007, the Company refinanced its prior credit facilities (Note 6) and invested the associated excess funds in a bank money market account, which have been classified as cash equivalents. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

On December 16, 2005, the Company sold three million shares of common stock in a public offering at $18.33 per share (after the stock split discussed below). Selling stockholders also sold shares in the offering. The net proceeds to the Company from this offering, after all associated expenses, totaled approximately $51.6 million and were used to pay down revolver borrowings. The Company did not receive any proceeds from the sales by the selling stockholders.

In May 2006, the Company’s Board of Directors declared a three-for-two common stock split, which was paid in the form of a stock dividend on June 12, 2006 to the stockholders of record at the close of business on May 31, 2006. Accordingly, all share and per share data and the related capital amounts for all periods presented reflect the effects of this split. The Company’s treasury stock was retired in May 2006.

You should also read the financial statements and notes included in our 2006 Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in that Annual Report.

2.   Earnings Per Share

The Company calculates basic income per share by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share includes the dilutive effects of stock awards. As discussed in Note 1, the Company sold three million additional shares of common stock in December 2005 and completed a three-for-two stock split on June 12, 2006.

The following table reflects the calculation of weighted-average shares outstanding, adjusted for the stock split, for each period presented:

	Three Months Ended December 31,
	2006	2005

Weighted-average common shares outstanding for basic	43,869,559	40,582,107
Dilutive effect of employee stock options	1,218,821	1,339,218

Weighted-average shares assuming dilution	45,088,380	41,921,325

3.   Stock-Based Compensation

Effective September 25, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payments, using the modified-prospective transition method.  Under this method, compensation expense recognized in the first quarters of 2007 and 2006 included: (a) compensation cost for all unvested share-based awards granted prior to September 25, 2005, based on the grant date fair value estimated in accordance with SFAS 123, Accounting For Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to September 24, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation.

Compensation cost arising from stock options granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of December 31, 2006, there was $9.8 million of total unrecognized compensation cost related to stock options.  That cost is expected to be recognized over a period of 2.5 years. The Company recorded stock-based compensation expense of $1.3 million ($0.8 million net of tax) and $0.6 million ($0.4 million net of tax) for the three months ended December 31, 2006 and 2005, respectively.  Included in this year’s total stock-based compensation expense was incremental expense of $0.5 million ($0.3 million net of tax) for options granted during the three months ended December 31, 2006.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first quarters of 2007 and 2006:

	Three Months Ended
	December 31,
	2006	2005
Risk free interest rate	4.81%	4.49%
Expected life	5.0 years	5.0 years
Expected volatility	45.0%	45.0%
Expected dividend yield	0%	0%

Expected lives of the options granted and expected volatilities are based on the expected lives and historical volatilities of the options and stocks of comparable public companies and other factors.  An estimated cumulative forfeiture rate of 8.0% was used for expensing the fair value of unvested options during both of the first quarters above.

The following table summarizes stock options outstanding as of December 31, 2006, as well as activity during the three months then ended:

			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Life	Value
			(Years)	(in Millions)
Outstanding at September 30, 2006	2,800,659	$8.47
Granted	665,750	22.46
Exercised	(6,470)	12.09
Forfeited	(6,400)	16.74
Outstanding at December 31, 2006	3,453,539	$11.14	7.4	$29.8

Vested or expected to vest at December 31, 2006	3,386,319	$10.96	7.3	$28.7

Exercisable at December 31, 2006	2,109,186	$5.23	6.1	$28.7

As of December 31, 2006, there were remaining options to purchase 1,320,864 shares of common stock available for grant under the Company’s 2004 Stock Plan. The weighted-average grant date fair values of stock options granted during the three months ended December 31, 2006 and 2005 were $10.33 and $8.45, respectively. The intrinsic values of stock options exercised during the three months ended December 31, 2006 and 2005 were $0.1 million and $5.6 million, respectively. At December 31, 2006, the Company had $8.2 million of excess tax benefits available for potential deferred tax write-offs related to option accounting.

4.   Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. For the Company, these currently consist of foreign currency translation gains or losses as follows:

Unaudited	Three Months Ended December 31,
(Dollars in thousands, except per share data)	2006	2005

Net income	$8,805	$12,908
Foreign currency translation adjustment	(1,452)	853

Comprehensive income	$7,353	$13,761

5.   Acquisitions

Roofing and Sheet Metal Supply, Inc.

On August 30, 2006, the Company purchased certain assets of Roofing & Sheet Metal Supply, Inc. (“RSM”), a Tulsa, Oklahoma-based distributor of residential and commercial roofing products with locations in Tulsa, Oklahoma, Joplin, Missouri and in Springdale and Fort Smith, Arkansas. This purchase was funded through the Company’s U.S. revolving line of credit. A total of $1.0 million of cash remains in escrow at December 31, 2006, for post-closing indemnification claims and is included in other long-term assets. RSM had net sales of $33 million (unaudited) for the year ended November 30, 2005. The Company has included the results of operations for RSM from the date of acquisition and applied preliminary purchase accounting, which, along with certain purchase price adjustments, has resulted in recorded goodwill of $15.5 million as follows (in 000’s):

Net assets	$3,448
Customer relationships	6,739
Goodwill	15,476
Purchase price	$25,663

Roof Depot, Inc.

On August 25, 2006, the Company purchased certain assets of Roof Depot, Inc. (“Roof Depot”), a Minnesota-based distributor of residential and commercial roofing and other related building products with locations in Minneapolis and Stillwater, Minnesota. This purchase was funded through the Company’s U.S. revolving line of credit. A total of $1.0 million of cash remains in escrow at December 31, 2006, for post-closing indemnification claims and is included in other long-term assets. Roof Depot had net sales of $31 million (unaudited) for the year ended December 31, 2005. The Company has included the results of operations for Roof Depot from the date of acquisition and applied preliminary purchase accounting, which, along with certain purchase price adjustments, has resulted in recorded goodwill of $4.0 million as follows (in 000’s):

Net assets	$10,225
Customer relationships	3,863
Goodwill	4,010
Purchase price	$18,098

Mississippi Roofing Supply, Inc., Sunbelt Supply LLC and Alabama Roofing Supply LLC

On January 17, 2006, the Company purchased certain assets of Mississippi Roofing Supply, Inc., Sunbelt Supply LLC, and Alabama Roofing Supply LLC (together the “Supply Companies”), three affiliated distributors of roofing and other building products with two locations in Alabama and one in Mississippi. This purchase was funded through the Company’s U.S. revolving line of credit and term loans. A total of $0.8 million of cash remains in escrow at December 31, 2006, for indemnification claims and is included in other current assets. The Supply Companies had combined net sales of $76 million (unaudited) for the year ended December 31, 2005. The Company has included the results of operations for the Supply Companies from the date of acquisition. The purchase price was adjusted for the Supply Companies’ financial performance for the year ended December 31, 2005. The Company has applied preliminary purchase accounting, which, along with certain purchase price adjustments for the final working capital levels and the 2005 financial results, has resulted in recorded goodwill of $53.5 million as follows (in 000’s):

Net assets	$7,754
Non-compete	315
Customer relationships	7,825
Goodwill	53,531
Purchase price	$69,425

C&S Roofing Materials, Inc. D/B/A Pacific Supply Company

On January 10, 2006, the Company purchased certain assets of C&S Roofing Materials, Inc. D/B/A Pacific Supply Company (“Pacific”), a distributor of roofing and other building products with four locations located in Orange and Los Angeles counties in California. This purchase was funded through the Company’s U.S. revolving line of credit. A total of $2.0 million of cash remains in escrow at December 31, 2006, for post-closing indemnification claims and is included in other current assets. Pacific had net sales of $53 million (unaudited) for the year ended December 31, 2005. The Company has included the results of operations for Pacific from the date of acquisition and applied preliminary purchase accounting, which, along with certain purchase price adjustments, has resulted in recorded goodwill of $26.7 million as follows (in 000’s):

Net assets	$6,740
Non-compete	181
Customer relationships	9,700
Goodwill	26,669
Purchase price	$43,290

SDI Holding, Inc.

On October 14, 2005, the Company purchased 100% of the outstanding stock of SDI Holding, Inc. (“Shelter”), a distributor of roofing and other building products with 51 branches in 14 states at the time of the acquisition. This purchase was funded through the Company’s U.S. revolving line of credit and term loans. Based upon Shelter’s final performance for the 2005 calendar year, the sellers qualified for an earn-out payment of $6.4 million, which was paid in June 2006. Shelter had net sales of $342.4 million (unaudited) for the year ended December 31, 2005. The Company has included the results of operations for Shelter from the date of acquisition and applied purchase accounting, which, along with certain purchase price adjustments, resulted in recorded goodwill of $78.0 million as follows (in 000’s):

Accounts receivable	$48,351
Inventories	53,108
Property and equipment	15,317
Other assets	17,271
Accounts payable and accrued expenses	(57,042)
Other liabilities	(8,976)
Beneficial leases	610
Non-compete	842
Customer relationships	25,852
Goodwill	77,993
Purchase price	$173,326

Supplemental Pro Forma Information—Unaudited

The unaudited pro forma summary information below for the three months ended December 31, 2005, gives effect to the acquisition of Shelter as if the acquisition had occurred at the beginning of that period and is after giving effect to certain adjustments, including amortization of the intangible assets subject to amortization, interest expense incurred as a consequence of the increased borrowings under the Company’s credit facilities, and related income taxes. The aggregate impact of the inclusion of Pacific, the Supply Companies, Roof Depot and RSM on the pro forma net income and net income per share presented below was not material and therefore has not been presented. However, had the impact from those acquired companies also been included in the pro forma net sales below, total pro forma net sales (unaudited) would have been $414.2 million for the three months ended December 31, 2005. The unaudited pro forma summary information is not necessarily indicative of the financial results that would have occurred if the Shelter acquisition had been consummated at the beginning of that period, nor is it necessarily indicative of the financial results which may be attained in the future.

The pro forma summary information is based upon available information and upon certain assumptions that the Company’s management believes are reasonable.

Unaudited	Three Months Ended Decenber 31,
(Dollars in thousands, except per share data)	2005

Net sales	$355,708

Net income	$12,368

Net income per share:
Basic	$0.30

Diluted	$0.30

Other Recent Acquisitions

On November 23, 2005, the Company purchased certain assets of Easton Wholesale Company, Inc. (“Easton”), a distributor of building products located in Easton, Maryland. Pro forma information has not been provided for this acquisition since the impact to the financial statements was not material.

6.     Debt

Senior Secured Credit Facility

On November 2, 2006, the Company entered into an amended and restated seven-year $500 million U.S. senior secured credit facility and a C$15 million senior secured Canadian credit facility with GE Antares Capital (“GE Antares”) and a syndicate of other lenders (combined, the “Credit Facility”). The Credit Facility refinanced the prior credit facilities that also were provided through GE Antares. The Credit Facility provides the Company with lower interest rates and available funds for future acquisitions and ongoing working capital requirements. In addition, the Credit Facility increases the allowable total equipment financing and/or capital lease financing to $35 million. The Credit Facility provides for a cash receipts lock-box arrangement that gives the Company sole control over the funds in lock-box accounts, unless excess availability is less than $10 million or an event of default occurs, in which case the senior secured lenders would have the right to take control over such funds and to apply such funds to repayment of the senior debt.

The Credit Facility consists of a U.S. revolving credit facility of $150 million (the “US Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $350 million term loan (the “Term Loan”). The Credit Facility also include a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the “Canada Revolver”). There was a combined $125.9 million available for borrowings under the US Revolver and Canada Revolver at December 31, 2006 and there were no amounts outstanding. There were $4.5 million of outstanding standby letters of credit at December 31, 2006. The Term Loan has required amortization of 1% per year, payable in quarterly installments of approximately $0.9 million, and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

Excess Cash Flow

On May 15 of each fiscal year, commencing on May 15, 2008, the Company must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year.

The US Revolver carries an interest rate of LIBOR plus 1% (6.36% at December 31, 2006) and the Term Loan carries an interest rate of LIBOR plus 2% (7.36% at December 31, 2006). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year. Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

On the last day of each fiscal quarter, commencing with the quarter ended December 31, 2006, the Company’s Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0.

Capital Expenditures

The Company cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

As of December 31, 2006, the Company was in compliance with these covenants. Substantially all Company assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility. In consideration of the refinancing, the Company evaluated the treatment of pre-existing and new financing costs in accordance with Emerging Issues Task Force (“EITF”) 96-19: Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and EITF 98-14:  Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangement, and accordingly most of those costs are being amortized over the term of the Credit Facility.

Prior Senior Secured Credit Facilities

The credit facilities in place prior to the Credit Facility discussed above were amended in October 2005 and January 2006, scheduled to mature on October 14, 2010 and consisted of a $280 million U.S. revolving line of credit and a $C15 million Canadian revolving line of credit, referred to as revolvers, and term loans totaling $90 million. These facilities provided for the same lock-box arrangements as under the Credit Facility.

At the time of the refinancing discussed above, there was $227.8 million of borrowings outstanding under the prior revolvers. The outstanding revolver borrowings at that date carried a weighted-average interest rate of 7.03%. The outstanding revolver borrowings at September 30, 2006 and December 31, 2005 carried weighted-average interest rates of 6.97% and 6.29%, respectively, and were classified as long-term debt since the amounts were expected to be outstanding for greater than one year.

Equipment Financing Facilities

The Company has two equipment financing facilities that allow for the financing of purchased transportation and material handling equipment. These facilities provided the Company with $18.3 million of remaining availability as of December 31, 2006. There was $14.6 million of equipment financing loans outstanding at December 31, 2006, with fixed interest rates ranging from 4.7% to 7.4%.

7.   Foreign Sales

Foreign (Canadian) sales totaled $27.1 and $25.5 million in the three months ended December 31, 2006 and December 31, 2005, respectively.

8.   Financial Derivatives

The Company enters into interest rate derivative agreements, commonly referred to as swaps or collars, with the objective of reducing volatility in borrowing costs.  At December 31, 2006, there were two interest rate collars outstanding that effectively convert the variable LIBOR component on a portion of the Company’s term loans to a fixed rate.  One of the collars has a notional amount of $75 million, expires in November 2008, and has a floor rate of 4.33% and a cap rate of 5.85%.  The other collar has a notional amount of $75 million, expires in January 2008, and has a floor rate of 4.54% and a cap rate of 5.09%.  The combined fair market value of these collars resulted in a recorded asset of approximately $0.1 million at December 31, 2006, which was determined based on current interest rates and expected trends.  Since these instruments were not designated as hedges, changes in the unrealized gains or losses are recorded in interest expense.  The differentials to be paid or received under the terms of the collars are accrued as interest rates change and are recognized as adjustments to interest expense related to the term loans.

9.   Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and provides guidance on how any tax reserves should be classified in a balance sheet. FIN 48 will be effective for the Company in the fiscal year beginning September 30, 2007. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements, although the impact is not currently expected to be material.

ITEM 2   Management’s Discussion And Analysis Of Financial Condition And Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2006 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2007” refer to the first quarter (three months) ended December 31, 2006 of our fiscal year ending September 29, 2007, and all references to “2006” refer to the first quarter (three months) ended December 31, 2005. Certain tabular information may not foot due to rounding.

Overview

We are one of the largest distributors of residential and non-residential roofing materials in the United States and Canada. We are also a distributor of other complementary building products, including siding, windows, specialty lumber products and waterproofing systems for residential and non-residential building exteriors. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of contractors and, to a lesser extent, general contractors, retailers and building materials suppliers.

We currently distribute up to 10,000 SKUs through 157 branches in the United States and Canada. We had 2,609 employees as of December 31, 2006, including our sales and marketing team of 932 employees. In fiscal year 2006, approximately 93% of our net sales were in the United States. We stock one of the most extensive assortments of high-quality branded products in the industry, enabling us to deliver products to our customers on a timely basis.

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

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth.  Our main acquisition strategy is to target market leaders in geographic areas that we do not service. Our October 2005 acquisition of SDI Holding, Inc. (“Shelter”) is one example of this approach. Shelter is a leading distributor of roofing and other building materials, which operated 51 branches at the time of the acquisition, in the Midwest, Central Plains and Southwest regions of the United States, with minimal branch overlap with our existing operations.  In addition, we also acquire smaller companies to supplement branch openings within existing markets. Our August 2006 acquisition of Roof Depot, Inc. (“Roof Depot”), which was integrated into our Midwest region, is one example of such an acquisition.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods presented.

	Three Months Ended December 31,
	2006	2005

Net sales	100.0%	100.0%
Cost of products sold	75.9	75.4

Gross profit	24.1	24.6

Operating expenses	18.6	17.0

Income from operations	5.5	7.6
Interest expense	(1.6)	(1.2)

Income before income taxes	3.9	6.4
Income taxes	(1.6)	(2.6)

Net income	2.3%	3.8%

In managing our business, we consider all growth, including branch expansion, to be internal growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth in our discussion and analysis of financial condition and results of operations, we include growth from existing and newly-opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. At December 31, 2006, we had a total of 155 branches in operation. For 2007, 90 branches were included in our existing market calculations and 65 branches were excluded because they were acquired during or after the quarter ended December 31, 2005. Acquired markets for 2007 include RSM, Roof Depot, Pacific, the Supply Companies, Shelter, and Easton (see Note 5 to the consolidated financial statements).

Three Months Ended December 31, 2006 (“2007”) Compared to the Three Months Ended December 31, 2005 (“2006”)

Existing and Acquired Markets

For the Three Months Ended

	Existing Markets		Acquired Markets		Consolidated
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006	2005
(in thousands)

Net Sales	$246,200	$260,450	$134,009	$79,435	$380,209	$339,885

Gross Profit	58,633	63,621	33,101	20,086	91,734	83,707
Gross Margin	23.8%	24.4%	24.7%	25.3%	24.1%	24.6%

Operating Expenses	39,699	41,628	30,973	16,367	70,672	57,995
Operating Expenses as a % of Net Sales	16.1	16.0%	23.1%	20.6%	18.6%	17.0%

Operating Income	$18,934	$21,993	$2,128	$3,719	$21,062	$25,712
Operating Margin	7.7%	8.4%	1.6%	4.7%	5.5%	7.6%

Net Sales

Consolidated net sales increased $40.3 million, or 11.9%, to $380.2 million in 2007 from $339.9 million in 2006. Existing markets saw an internal contraction of $14.3 million or 5.5%, while acquired markets contributed an increase of $54.6 million, including the benefit from having a full month of Shelter’s October sales in 2007. 2007 had 61 business days compared to 66 business days in 2006, which was the principal cause for the contraction in our existing markets. In addition, we have experienced a slowdown in the sales growth in some of our existing and acquired markets. Our average daily internal sales growth for 2007 was 2.3% due to strong non-residential roofing sales, with lower inflation than in recent quarters. We attribute some of the sales slowdown to the general slowing of construction activities, especially in new residential home construction, and some to unusually strong sales during 2006, possibly a result of the extensive re-roofing and reconstruction activities in some of our markets following Hurricanes Katrina and Rita. A negative sales trend continued into the first month of the second quarter of fiscal year 2007, which may not be reflective of the entire quarter’s sales results due to the seasonality of our second quarter.

We opened one new branch in our existing markets and opened one branch and closed two branches in acquired markets during 2007. We opened two new branches in acquired markets during 2006.  For 2007, our acquired markets had combined product group sales of $79.5, $26.3 and $28.2 million in residential roofing products, non-residential roofing products and complementary building products, respectively, while the product group sales for our existing markets were as follows:

For the Three Months Ended

	December 31, 2006		December 31, 2005
	Sales	Mix	Sales	Mix	Change
(in thousands)

Residential roofing products	$99,715	40.5%	$111,499	42.8%	$(11,784)	(10.6)%
Non-residential roofing products	94,112	38.2%	90,981	34.9%	3,131	3.4
Complementary building products	52,373	21.3%	57,970	22.3%	(5,597)	(9.7)

	$246,200	100.0%	$260,450	100.0%	$(14,250)	(5.5)%

Note: Total 2007 existing market sales of $246.2 million plus 2007 sales from acquired markets of $134.0 million equal $380.2 million of total 2007 sales. Our total 2006 sales of $339.9 million consisted of $260.5 million from existing markets plus $79.4 million from acquired markets. We believe the existing market information is useful to investors because it helps explain organic growth.

We believe our 2007 existing market sales, after adjusting for the fewer business days, were affected by the following factors:

•  overall estimated price increases of approximately 2%-4% compared to 2006;

•  continued strong non-residential re-roofing demand, especially along the East Coast and Canada;

•  weak new residential construction demand, especially in the mid-Atlantic states;

•  weak overall roofing demand concentrated in Texas, the Gulf Coast and Southeastern US; and

•  five new branches opened in existing markets since December 31, 2005.

Gross Profit

For the Three Months Ended

	December 31,	December 31,
	2006	2005	Change
	(dollars in millions)

Gross profit	$91.7	$83.7	$8.0		9.6%

Gross margin	24.1%	24.6%		-0.5%

Our existing markets’ gross profit declined 7.8% or $5.0 million in 2007, while acquired markets’ gross profit increased $13.0 million increase.  Existing markets’ gross margin decreased to 23.8% in 2007 from 24.4% in 2006. This decrease was caused partly by a product mix shift towards more non-residential roofing products, which generally have lower gross margins, and also by an increase in general competitive conditions. Our overall gross margin decreased to 24.1% from 24.6% due primarily to the same factors, partially offset by the influence of our acquisitions’ higher gross margins, especially from Shelter and Pacific, on the overall gross margin.

Operating Expenses

For the Three Months Ended

	December 31,	December 31,
	2006	2005	Change
	(dollars in millions)

Operating expenses	$70.7	$58.0	$12.7		21.9%

Operating expenses as a % of sales	18.6%	17.0%		1.6%

Our existing markets’ operating expenses declined $1.9 million, or 4.6%, to $39.7 million in 2007 from $41.6 million in 2006, while acquired markets’ operating expenses increased $14.6 million. The acquired markets’ 2007 and 2006 operating expenses included $2.5 and $1.3 million, respectively, for the amortization of intangible assets recorded under purchase accounting. The existing markets’ operating expense decline was due primarily to reductions in bad debt expense ($0.8 million) for improved collections and group insurance expense ($0.7 million) for favorable claims experience, along with lower payroll and related costs ($1.8 million) that resulted from having one less payroll week in 2007 than in 2006. These factors were partially offset by increased salary expense ($0.6 million) for new corporate and regional support positions to help manage our rapid growth and increased warehouse expenses ($0.3 million) principally from our five new branches opened in existing markets since December 31, 2005. Stock option expense also increased $0.7 million in 2007 from 2006.

Existing markets’ operating expenses as a percentage of net sales increased slightly to 16.1% from 16.0%, primarily due to the lower sales. Overall operating expenses increased to 18.6% of net sales in 2007 from 17.0% in 2006, primarily due to higher operating cost percentages at Shelter and Pacific and the impact from the additional amortization mentioned above. Due to the slowdown of the extensive re-roofing and reconstruction activities at some of its branches following Hurricanes Katrina and Rita in 2006, our Southwest region has seen a substantial increase in operating costs as a percentage of net sales.

Interest Expense

Interest expense increased $2.3 million to $6.3 million in 2007 from $4.0 million in 2006. We refinanced our credit facilities in November 2006 and incurred additional borrowings during fiscal 2006 to finance our acquisitions, both of which increased our debt level since December 31, 2005. Interest rates also increased from the prior year, although the impact of the higher rates was partially offset by an increase in the market value of our interest rate collars.

Income Taxes

Income tax expense was $5.9 million in 2007, an effective tax rate of 40.2%, compared to $8.8 million in 2006, which was an effective rate of 40.5%. The slight reduction in our overall effective rate was principally due to the impact of the mix of earnings of our Canadian and various state operations on our effective federal tax rate.

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

We generally experience a slowing of collections of our accounts receivable during our second quarter, mainly due to the inability of some of our customers to conduct their businesses effectively in inclement weather in certain of our regions. We continue to attempt to collect those receivables, which require payment under our standard terms. We do not provide any concessions to our customers during this quarter of the year, although we may take advantage of seasonal incentives from our vendors. Also during the second quarter, we generally experience our lowest availability under our senior secured credit facilities, which are asset-based lending facilities.

Certain Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for the fiscal years 2007 and 2006 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

	Fiscal 2007	Fiscal 2006
(dollars in millions, except per share data) (unaudited)	Qtr 1	Qtr 1	Qtr 2	Qtr 3	Qtr 4

Net sales	$380.2	$339.9	$322.4	$407.1	$431.3
Gross profit	91.7	83.7	77.8	100.3	102.2
Income from operations	21.1	25.7	12.4	32.5	29.7
Net income	$8.8	$12.9	$4.8	$17.1	$14.5

Earnings per share - basic	$0.20	$0.32	$0.11	$0.39	$0.33
Earnings per share - fully diluted	$0.20	$0.31	$0.11	$0.38	$0.32

Quarterly sales as % of year’s sales		22.7%	21.5%	27.1%	28.8%
Quarterly gross profit as % of year’s gross profit		23.0%	21.4%	27.6%	28.1%
Quarterly income from operations as % of
year’s income from operations		25.6%	12.4%	32.4%	29.6%

Liquidity and Capital Resources

We had cash and cash equivalents of $42.6 million at December 31, 2006 compared to $4.0 million at December 31, 2005 and $1.8 million at September 30, 2006. Our net working capital was $258.8 million at December 31, 2006 compared to $172.7 million at December 31, 2005 and $205.4 million at September 30, 2006.

2007 Compared to 2006

Our net cash provided by operating activities was $3.6 million for 2007 compared to $19.6 million for 2006. Our income from operations decreased to $21.1 million in 2007 from $25.7 million in 2006. Inventory levels increased by only $1.2 million. Existing markets’ and overall inventory turns declined in 2007 compared to 2006 due primarily to the sales slowdown. Accounts receivable decreased by $42.5 million in 2007, mostly due to seasonal changes in our sales volume and an increased focus on collections. The number of days outstanding for accounts receivable in 2007, based upon sales, also decreased. The positive cash impact from the decrease in accounts receivable was more than offset by a decrease in accounts payable and accrued expenses of $51.0 million and a decrease in prepaid expenses and other assets of $3.1 million. Our accounts payable decreased due, in part, to our decision to take advantage of favorable accelerated payment terms and seasonal changes in purchase volume.

Net cash used in investing activities in 2007 was $11.3 million compared to $176.6 million in 2006, due primarily to the 2006 Shelter acquisition for which we paid $166.9 million. Net capital expenditures in 2007 increased by $8.0 million due to a higher number of purchases of new transportation and warehouse equipment to service our larger number of branches.

Net cash provided by financing activities was $48.6 million in 2007 compared to $164.5 million in 2006. The net cash provided by financing activities in 2007 reflects $350 million of borrowings under our new term loan to refinance our prior revolving facilities and term loans and payment of related deferred financing costs. The net cash provided by financing activities in 2006 primarily reflected borrowings under our prior revolving lines of credit and term loans, mostly for the Shelter acquisition, and the net proceeds from our secondary stock offering in December 2005.

Capital Resources

Our principal source of liquidity at December 31, 2006 was our cash and cash equivalents of $42.6 million and our available borrowings of $125.9 million under revolving lines of credit. Our borrowing base availability is determined primarily by trade accounts receivable, less outstanding borrowings (none at December 31, 2006). Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets at September 30, 2006 and December 31, 2005 were classified as long-term liabilities in accordance with EITF Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Arrangements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business.

Significant factors which could affect future liquidity include the following:

•  the adequacy of available bank lines of credit;

•  the ability to attract long-term capital with satisfactory terms;

•  cash flows generated from operating activities;

•  acquisitions; and

•  capital expenditures.

Our primary capital needs are for working capital obligations and other general corporate purposes, including acquisitions and capital expenditures. Our primary sources of working capital are cash from operations and cash equivalents supplemented by bank borrowings. In the past, we have financed acquisitions initially through increased bank borrowings, the issuance of common stock and other borrowings. We then repay any such borrowings with cash flows from operations. The November 2006 refinancing of our credit facilities discussed below provided us with approximately $47 million of additional funds at the time of the closing for future acquisitions and ongoing working capital requirements. We have funded our past capital expenditures through increased bank borrowings, including equipment financing, or through capital leases and then have reduced these obligations with cash flows from operations.

We believe we have adequate current liquidity and availability of capital to fund our present operations, meet our commitments on our existing debt and fund anticipated growth, including expansion in existing and targeted market areas. We continually seek potential acquisitions and from time to time hold discussions with acquisition candidates. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a strong base for obtaining additional financing resources at competitive rates and terms, as we have in the past. Additionally, we may issue additional shares of common stock to raise funds, which we did in December 2005, or we may issue preferred stock.

Indebtedness

We currently have the following credit facilities:

•    a senior secured credit facility in the U.S.;

•    a Canadian senior secured credit facility; and

•    two equipment financing facilities.

Senior Secured Credit Facility

On November 2, 2006, we entered into an amended and restated seven-year $500 million U.S. senior secured credit facility and a C$15 million senior secured Canadian credit facility with GE Antares Capital (“GE Antares”) and a syndicate of other lenders (combined, the “Credit Facility”). The Credit Facility refinanced the prior $370 million credit facilities that also were provided through GE Antares. The Credit Facility provides us with lower interest rates and available funds for future acquisitions and ongoing working capital requirements. In addition, the Credit Facility increases the allowable total equipment financing and/or capital lease financing to $35 million. The Credit Facility provides for a cash receipts lock-box arrangement that gives us sole control over the funds in lock-box accounts, unless excess availability is less than $10 million or an event of default occurs, in which case the senior secured lenders would have the right to take control over such funds and to apply such funds to repayment of the senior debt.

The Credit Facility consists of a U.S. revolving credit facility of $150 million (the “US Revolver”), which includes a sub-facility of $20 million for letters of credit, and an initial $350 million term loan (the “Term Loan”). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the “Canada Revolver”). There was a combined $125.9 million available for borrowings under the US Revolver and Canadian Revolver at December 31, 2006 and there were no amounts outstanding. There were $4.5 million of outstanding standby letters of credit at December 31, 2006. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.9 million, and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

Excess Cash Flow

On May 15 of each fiscal year, commencing on May 15, 2008, we must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year.

Interest on borrowings under the U.S. credit facility is payable at our election at either of the following rates:

•                  the base rate (that is the higher of (a) the base rate for corporate loans quoted in The Wall Street Journal or (b) the Federal Reserve overnight rate plus ½ of 1%) plus a margin of  0.75% for the Term Loan.

•                  the current LIBOR Rate plus a margin of 1.00% (for U.S. Revolver loans) or 2.00% (for Term Loans).

Interest under the Canadian credit facility is payable at our election at either of the following rates:

•                  an index rate (that is the higher of (1) the Canadian prime rate as quoted in The Globe and Mail and (2) the 30-day BA Rate plus 0.75%), or

•                  the BA rate as described in the Canadian facility plus 1.00%.

The US Revolver currently carries an interest rate of LIBOR plus 1% (6.36% at December 31, 2006) and the Term Loan carries an interest rate of LIBOR plus 2% (7.36% at December 31, 2006). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year. Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

On the last day of each fiscal quarter, commencing with the quarter ended December 31, 2006, our Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0.

Capital Expenditures

We cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

As of December 31, 2006, we were in compliance with these covenants. Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

Prior Senior Secured Credit Facilities

The credit facilities in place prior to the Credit Facility discussed above were amended in October 2005 and January 2006, scheduled to mature on October 14, 2010 and consisted of a $280 million U.S. revolving line of credit and a $C15 million Canadian revolving line of credit, referred to as revolvers, and term loans totaling $90 million. These facilities provided for the same lock-box arrangements as under the Credit Facility.

At the time of the refinancing discussed above, there was $227.8 million of borrowings outstanding under the prior revolvers. The outstanding revolver borrowings at that date carried a weighted-average interest rate of 7.03%. The outstanding revolver borrowings at September 30, 2006 and December 31, 2005 carried weighted-average interest rates of 6.97% and 6.29%, respectively, and were classified as long-term debt since the amounts were expected to be outstanding for greater than one year.

Equipment Financing Facilities

We have two equipment financing facilities that allow for the financing of purchased transportation and material handling equipment. These facilities provided us with a combined $18.3 million of remaining availability as of December 31, 2006. There was $14.6 million of equipment financing loans outstanding at December 31, 2006, with fixed interest rates ranging from 4.7% to 7.4%.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate,” “estimate,” “expect,” “believe,” “will likely result,” “outlook,” “project” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statements will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes from what we reported in our Form 10-K for the year ended September 30, 2006.

Financial Derivatives

We enter into interest rate derivative agreements, commonly referred to as swaps or collars, with the objective of reducing volatility in our borrowing costs. At December 30, 2006, we had two interest rate collars effectively converting the variable LIBOR component on a portion of our senior credit facility term debt to a fixed rate. One of the collars has a notional amount of $75 million, expires in November 2008, and has a floor rate of 4.33% and a cap rate of 5.85%. The other interest rate collar has a notional amount of $75 million that expires in January 2008 and has a floor rate of 4.54% and cap rate of 5.09%.  The combined fair market value of these collars resulted in a recorded asset of approximately $0.1 million at December 31, 2006, which was determined based on current interest rates and expected trends. Since these instruments were not designated as hedges, changes in the unrealized gains or losses are recorded in interest expense. The differentials to be paid or received under the terms of the collars are accrued as interest rates change and are recognized as an adjustment to interest expense related to the term loans.

We currently intend to enter into additional and/or replacement interest rate derivative agreements to reduce the volatility in our additional borrowing costs being incurred in connection with the increased debt level under the Credit Facility discussed above.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended September 30, 2006.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of December 31, 2006, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2006, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 8, 2007.

BEACON ROOFING SUPPLY, INC.

BY:	/s/ David R. Grace
David R. Grace, Senior Vice President & Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

Index to Exhibits

Exhibit Number	Document Description

31.1	Certification by Robert R. Buck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David R. Grace pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert R. Buck and David R. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.