Form 10-Q
period 2007-03-31
BEACON ROOFING SUPPLY INC
filed 2007-05-08
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

As of May 1, 2007, there were 44,266,682 outstanding shares of the registrant’s common stock, $.01 par value per share.

BEACON ROOFING SUPPLY, INC.

Form 10-Q

For the Quarter Ended March 31, 2007

INDEX

Part I.	Financial Information
Item 1.	Financial Statements (Unaudited)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations
Overview
Results of Operations
Seasonality and Quarterly Fluctuations
Liquidity and Capital Resources
Cautionary Statement

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Foreign Exchange Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signature Page

Index to Exhibits

BEACON ROOFING SUPPLY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	March 31,	March 31,	September 30,
	2007	2006	2006
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$43,315	$—	$1,847
Accounts receivable, less allowance for doubtful accounts of $6,142 at
March 31, 2007, $5,782 at March 31, 2006, and $5,020 at September 30, 2006	152,318	160,807	210,676
Inventories	178,804	178,494	164,285
Prepaid expenses and other assets	32,034	35,346	38,133
Deferred income taxes	12,046	10,983	10,704

Total current assets	418,517	385,630	425,645

Property and equipment, net	68,211	52,862	59,291
Goodwill, net	288,816	258,445	289,282
Other assets, net	60,887	61,298	65,672

Total assets	$836,431	$758,235	$839,890

Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft	$—	$1,257	$—
Accounts payable	106,925	135,789	154,878
Accrued expenses	47,920	48,467	58,719
Current portions of long-term debt and other obligations	6,454	28,370	6,657

Total current liabilities	161,299	213,883	220,254

Borrowings under revolving lines of credit	—	208,605	229,752
Senior notes payable, net of current portion	345,625	52,453	69,282
Deferred income taxes	19,009	20,473	18,823
Long-term obligations under equipment financing and other, net of current portion	12,903	7,057	10,610

Commitments and contingencies

Stockholders’ equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized;
44,236,142 issued in March of 2007, 44,121,453 in March of 2006 and 43,866,484 issued in September of 2006	442	441	439
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	208,914	201,221	203,433
Treasury stock (349,292 shares in March of 2006)	—	(515)	—
Retained earnings	83,827	49,735	81,361
Accumulated other comprehensive income	4,412	4,882	5,936

Total stockholders’ equity	297,595	255,764	291,169

Total liabilities and stockholders’ equity	$836,431	$758,235	$839,890

Note: The balance sheet at September 30, 2006

 has been derived from the audited financial statements at that date.

 The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Operations

Unaudited

(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Net sales	$286,945	$322,396	$667,154	$662,282
Cost of products sold	220,777	244,637	509,252	500,815

Gross profit	66,168	77,759	157,902	161,467

Operating expenses (includes stock-based compensation expense of $1,275 and $735 for the three months ended in 2007 and 2006, respectively, and $2,605 and $1,333 for the six months in 2007 and 2006, respectively)	70,394	65,403	141,066	123,399

Income (loss) from operations	(4,226)	12,356	16,836	38,068

Interest expense	6,381	4,294	12,709	8,312

Income (loss) before income taxes	(10,607)	8,062	4,127	29,756

Income taxes	(4,268)	3,286	1,661	12,071

Net income (loss)	$(6,339)	$4,776	$2,466	$17,685

Net income (loss) per share:
Basic	$(0.14)	$0.11	$0.06	$0.42

Diluted	$(0.14)	$0.11	$0.05	$0.41

Weighted average shares used in computing net income (loss) per share:
Basic	43,927,745	43,580,814	43,898,332	42,017,658

Diluted	43,927,745	44,809,777	44,874,694	43,386,520

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Cash Flows

	Six Months ended March 31,
	2007	2006
	Unaudited (in thousands)
Operating activities:
Net income	$2,466	$17,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,878	10,816
Stock-based compensation	2,605	1,333
Unrealized gain on interest rate collars	—	(286)
Deferred income taxes	(860)	289
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	57,769	24,099
Inventories	(14,864)	(32,768)
Prepaid expenses and other assets	7,995	(1,130)
Accounts payable and accrued expenses	(58,887)	15,666

Net cash provided by operating activities	10,102	35,704

Investing activities:
Purchases of property and equipment, net of sale proceeds	(17,319)	(7,678)
Acquisition of businesses, net of cash acquired	86	(279,588)

Net cash used in investing activities	(17,233)	(287,266)

Financing activities:
Borrowings (repayments) under revolving lines of credit	(229,752)	144,825
Net borrowings under senior notes payable, and other	278,641	55,813
Net proceeds from sale of common stock	—	51,576
Proceeds from exercise of options	1,034	1,421
Deferred financing costs	(2,954)	(2,167)
Income tax benefit from stock-based compensation deductions in excess of the associated compensation costs	1,845	4,890

Net cash provided by financing activities	48,814	256,358

Effect of exchange rate changes on cash	(215)	54

Net increase in cash and cash equivalents	41,468	4,850
Cash and cash equivalents (overdraft) at beginning of year	1,847	(6,107)

Cash and cash equivalents (overdraft) at end of period	$43,315	$(1,257)

Non-cash transactions:
Conversion of senior notes payable to new senior notes payable	$66,839	$25,160

The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

Beacon Roofing Supply, Inc. (the ”Company”) prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. The balance sheet as of March 31, 2006 has been presented for a better understanding of the impact of seasonal fluctuations on our financial condition. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The results for the three-month period (second quarter) and the six-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the twelve months ending September 29, 2007 (“2007”).

The Company’s fiscal year ends on the close of business on the last Saturday in September of each year. Except for the fourth quarter of 2007, each of the Company’s 2007 and 2006 quarters ends or ended on the last day of the respective third calendar month. The results for the six months ended March 31, 2007 included 125 business days as compared to 130 business days during the six months ended March 31, 2006.

During the first quarter of 2007, the Company refinanced its prior credit facilities (Note 6) and invested the associated excess funds in a money market account, which have been classified as cash equivalents. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

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

2.   Earnings Per Share

The Company calculates basic income (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income per share includes the dilutive effects of stock awards. The calculation of the net loss per share for the second quarter of 2007 does not include the effect of stock options since the impact would be anti-dilutive. As discussed in Note 1, the Company sold three million additional shares of common stock in December 2005 and completed a three-for-two stock split on June 12, 2006.

The following table reflects the calculation of weighted-average shares outstanding, adjusted for the stock split, for each period presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Weighted-average common shares outstanding for basic	43,927,745	43,580,814	43,898,332	42,017,658
Dilutive effect of employee stock options	—	1,228,963	976,362	1,368,862

Weighted-average shares assuming dilution	43,927,745	44,809,777	44,874,694	43,386,520

3.   Stock-Based Compensation

Effective September 25, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payments, using the modified-prospective transition method.  Under this method, compensation expense recognized in 2007 and 2006 included: (a) compensation cost for all unvested share-based awards granted prior to September 25, 2005, based on the grant date fair value estimated in accordance with SFAS 123, Accounting For Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to September 24, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation.

Compensation cost arising from stock options granted to employees and non-employee directors is recognized as an expense using the straight-line method over the vesting period. As of March 31, 2007, there was $9.0 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a period of 2.3 years. The Company recorded stock-based compensation expense of $1.3 million ($0.8 million net of tax) and $0.7 million ($0.4 million net of tax) for the three months ended March 31, 2007 and 2006, respectively and $2.6 million ($1.6 million net of tax) and $1.3 million ($0.8 million net of tax) for the six months ended March 31, 2007 and 2006, respectively. Included in this year’s total stock-based compensation expense was incremental expense of $1.0 million ($0.6 million net of tax) for options granted during the six months ended March 31, 2007.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first two quarters of 2007 and 2006:

	Six Months Ended March 31,
	2007	2006
Risk free interest rate	4.52 - 4.81%	4.49 - 4.94%
Expected life	5.0 years	5.0 years
Expected volatility	45%	45%
Expected dividend yield	0%	0%

Expected lives of the options granted and expected volatilities are based on the expected lives and historical volatilities of the options and stocks of comparable public companies and other factors.  An estimated cumulative forfeiture rate of 8.0% was used for expensing the fair value of unvested options during both of the periods above.

The following table summarizes stock options outstanding as of March 31, 2007, as well as activity during the six months then ended:

			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Life	Value
			(Years)	(in Millions)
Outstanding at September 30, 2006	2,800,659	$8.47
Granted	733,250	21.92
Exercised	(369,661)	2.80
Forfeited	(25,450)	18.90
Outstanding at March 31, 2007	3,138,798	$12.20	7.6	$19.3
Vested or expected to vest at March 31, 2007	3,074,345	$12.03	7.5	$19.2
Exercisable at March 31, 2007	1,849,784	$6.73	6.5	$18.6

As of March 31, 2007, there were remaining options to purchase 1,272,414 shares of common stock available for grant under the Company’s 2004 Stock Plan. The weighted-average grant date fair values of stock options granted during the six months ended March 31, 2007 and 2006 were $10.07 and $13.36, respectively. The intrinsic values of stock options exercised during the six months ended March 31, 2007 and 2006 were $5.2 million and $14.5 million, respectively. At March 31, 2007, the Company had $10.1 million of excess tax benefits available for potential deferred tax write-offs related to option accounting.

4.   Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income (loss). For the Company, these currently consist of the following items:

Unaudited	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except per share data)	2007	2006	2007	2006

Net income (loss)	$(6,340)	$4,776	$2,466	$17,685

Net change in the value of financial derivatives, net of tax effect	(396)	—	(396)

Foreign currency translation adjustment	325	(74)	(1,128)	114

Comprehensive income (loss)	$(6,411)	$4,702	$942	$17,799

5.   Acquisitions

Roofing and Sheet Metal Supply, Inc.

On August 30, 2006, the Company purchased certain assets of Roofing & Sheet Metal Supply, Inc. (“RSM”), a Tulsa, Oklahoma-based distributor of residential and commercial roofing products with locations in Tulsa, Oklahoma, Joplin, Missouri and Springdale and Fort Smith, Arkansas. This purchase was funded through the Company’s U.S. revolving line of credit. A total of $1.0 million of cash remains in escrow at March 31, 2007, for post-closing indemnification claims and is included in other current assets. RSM had net sales of $33 million (unaudited) for the year ended November 30, 2005. The Company has included the results of operations for RSM from the date of acquisition and applied preliminary purchase accounting, which, along with certain purchase price adjustments, has resulted in recorded goodwill of $15.5 million as follows (in 000’s):

Net assets	$3,448
Customer relationships	6,739
Goodwill	15,455
Purchase price	$25,642

Roof Depot, Inc.

On August 25, 2006, the Company purchased certain assets of Roof Depot, Inc. (“Roof Depot”), a Minnesota-based distributor of residential and commercial roofing and other related building products with locations in Minneapolis and Stillwater, Minnesota. This purchase was funded through the Company’s U.S. revolving line of credit. A total of $1.0 million of cash remains in escrow at March 31, 2007, for post-closing indemnification claims and is included in other current assets. Roof Depot had net sales of $31 million (unaudited) for the year ended December 31, 2005. The Company has included the results of operations for Roof Depot from the date of acquisition and applied preliminary purchase accounting, which, along with certain purchase price adjustments, has resulted in recorded goodwill of $4.1 million as follows (in 000’s):

Net assets	$10,225
Customer relationships	3,863
Goodwill	4,053
Purchase price	$18,141

Mississippi Roofing Supply, Inc., Sunbelt Supply LLC and Alabama Roofing Supply LLC

On January 17, 2006, the Company purchased certain assets of Mississippi Roofing Supply, Inc., Sunbelt Supply LLC, and Alabama Roofing Supply LLC (together the “Supply Companies”), three affiliated distributors of roofing and other building products with two locations in Alabama and one in Mississippi. This purchase was funded through the Company’s U.S. revolving line of credit and term loans. A total of $0.8 million of cash remains in escrow at March 31, 2007, for indemnification claims and is included in other current assets. The Supply Companies had combined net sales of $76 million (unaudited) for the year ended December 31, 2005. The Company has included the results of operations for the Supply Companies from the date of acquisition. The purchase price was adjusted for the Supply Companies’ financial performance for the year ended December 31, 2005. The Company applied purchase accounting, which, along with certain final purchase price adjustments for the final working capital levels and the 2005 financial results, has resulted in recorded goodwill of $53.5 million as follows (in 000’s):

Net assets	$7,754
Non-compete	315
Customer relationships	7,825
Goodwill	53,531
Purchase price	$69,425

C&S Roofing Materials, Inc. D/B/A Pacific Supply Company

On January 10, 2006, the Company purchased certain assets of C&S Roofing Materials, Inc. D/B/A Pacific Supply Company (“Pacific”), a distributor of roofing and other building products with four locations in Orange and Los Angeles counties in California. This purchase was funded through the Company’s U.S. revolving line of credit. A total of $2.0 million of cash remains in escrow at March 31, 2007, for post-closing indemnification claims and is included in other current assets. Pacific had net sales of $53 million (unaudited) for the year ended December 31, 2005. The Company has included the results of operations for Pacific from the date of acquisition and applied purchase accounting, which, along with certain final purchase price adjustments, resulted in recorded goodwill of $26.7 million as follows (in 000’s):

Net assets	$6,740
Non-compete	181
Customer relationships	9,700
Goodwill	26,669
Purchase price	$43,290

SDI Holding, Inc.

On October 14, 2005, the Company purchased 100% of the outstanding stock of SDI Holding, Inc. (“Shelter”), a distributor of roofing and other building products with 51 branches in 14 states at the time of the acquisition. This purchase was funded through the Company’s U.S. revolving line of credit and term loans. Based upon Shelter’s final performance for the 2005 calendar year, the sellers qualified for an earn-out payment of $6.4 million, which was paid in June 2006. Shelter had net sales of $342.4 million (unaudited) for the year ended December 31, 2005. The Company has included the results of operations for Shelter from the date of acquisition and applied purchase accounting, which, along with certain final purchase price adjustments, resulted in recorded goodwill of $78.0 million as follows (in 000’s):

Accounts receivable	$48,351
Inventories	53,108
Property and equipment	15,317
Other assets	17,271
Accounts payable and accrued expenses	(57,042)
Other liabilities	(8,976)
Beneficial leases	610
Non-compete	842
Customer relationships	25,852
Goodwill	77,993
Purchase price	$173,326

Supplemental Pro Forma Information—Unaudited

The unaudited pro forma summary information below for the six months ended March 31, 2006, gives effect to the acquisition of Shelter as if the acquisition had occurred at the beginning of that period and is after giving effect to certain adjustments, including amortization of the intangible assets subject to amortization, interest expense incurred as a consequence of the increased borrowings under the Company’s credit facilities, and related income taxes. The aggregate impact of the inclusion of Pacific, the Supply Companies, Roof Depot and RSM on the pro forma net income and net income per share presented below was not material and therefore has not been presented. However, had the impact from those acquired companies also been included in the pro forma net sales below, total pro forma net sales (unaudited) would have been $753.9 million for the six months ended March 31, 2006 and $339.7 million for the three months ended March 31, 2006 (not presented). The unaudited pro forma summary information is not necessarily indicative of the financial results that would have occurred if the Shelter acquisition had been consummated at the beginning of that period, nor is it necessarily indicative of the financial results which may be attained in the future.

The pro forma summary information is based upon available information and upon certain assumptions that the Company’s management believes are reasonable.

Unaudited	Six Months Ended March 31,
(Dollars in thousands, except per share data)	2006

Net sales	$678,104

Net income	$17,145

Net income per share:
Basic	$0.41

Diluted	$0.40

Other Recent Acquisitions

On November 23, 2005, the Company purchased certain assets of Easton Wholesale Company, Inc. (“Easton”), a distributor of building products located in Easton, Maryland. Pro forma information has not been provided for this acquisition since the impact to the financial statements was not material.

6.                    Debt

Senior Secured Credit Facility

On November 2, 2006, the Company entered into an amended and restated seven-year $500 million U.S. senior secured credit facility and a C$15 million senior secured Canadian credit facility with GE Antares Capital (“GE Antares”) and a syndicate of other lenders (combined, the “Credit Facility”). The Credit Facility refinanced the prior credit facilities that also were provided through GE Antares. The Credit Facility provides the Company with lower interest rates and available funds for future acquisitions and ongoing working capital requirements. In addition, the Credit Facility increased the allowable total equipment financing and/or capital lease financing to $35 million. The Credit Facility provides for a cash receipts lock-box arrangement that gives the Company sole control over the funds in lock-box accounts, unless excess availability is less than $10 million or an event of default occurs, in which case the senior secured lenders would have the right to take control over such funds and to apply such funds to repayment of the senior debt.

The Credit Facility consists of a U.S. revolving credit facility of $150 million (the “US Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $350 million term loan (the “Term Loan”). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the “Canada Revolver”). There was a combined $119.4 million available for borrowings under the US Revolver and Canada Revolver at March 31, 2007 and there were no amounts outstanding. There were $5.8 million of outstanding standby letters of credit at March 31, 2007. The Term Loan has required amortization of 1% per year, payable in quarterly installments of approximately $0.9 million, and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

Excess Cash Flow

On May 15 of each fiscal year, commencing on May 15, 2008, the Company must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year.

The US Revolver carries an interest rate of LIBOR plus 1% (6.36% at March 31, 2007) and the Term Loan carries an interest rate of LIBOR plus 2% (7.36% at March 31, 2007). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year. Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

On the last day of each fiscal quarter, commencing with the quarter ended December 31, 2006, the Company’s Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0.

Capital Expenditures

The Company cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

As of March 31, 2007, the Company was in compliance with these covenants. Substantially all Company assets, including the capital stock and assets of wholly owned subsidiaries, secure obligations under the Credit Facility. In consideration of the refinancing, the Company evaluated the treatment of pre-existing and new financing costs in accordance with Emerging Issues Task Force (“EITF”) 96-19:  Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and EITF 98-14: Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangement, and accordingly most of those costs are being amortized over the term of the Credit Facility.

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

At the time of the refinancing discussed above, there was $227.8 million of borrowings outstanding under the prior revolvers. The outstanding revolver borrowings at that date carried a weighted-average interest rate of 7.03%. The outstanding revolver borrowings at September 30, 2006 and March 31, 2006 carried weighted-average interest rates of 6.97% and 6.59%, respectively, and were classified as long-term debt since the amounts were expected to be outstanding for greater than one year.

Equipment Financing Facilities

The Company has two equipment financing facilities that allow for the financing of purchased transportation and material handling equipment totaling $32.9 million, with $17.7 million of remaining availability as of March 31, 2007. There was $15.2 million of equipment financing loans outstanding at March 31, 2007, with fixed interest rates ranging from 4.7% to 7.4%.

7.   Foreign Sales

Foreign (Canadian) sales totaled $38.1 and $38.9 million in the six months ended March 31, 2007 and 2006, respectively.

8.   Financial Derivatives

The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest rates. Use of derivative financial instruments in hedging programs subjects the Company to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative instrument will change. In a hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivatives represents the possibility that the counterparty will not fulfill the terms of the contract. The notional, or contractual, amount of the Company’s derivative financial instruments is used to measure interest to be paid or received and does not represent the Company’s exposure due to credit risk. The Company’s current derivative instruments are with counterparties rated very highly by nationally recognized credit rating agencies.

The Company is using interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. There were interest rate derivative instruments outstanding in a total notional amount of $300 million at March 31, 2007, which consisted of: a) interest rate swaps totaling $200 million, expiring in February 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in March 2010 with a floor rate of 3.99% and a cap rate of 5.75%; and c) a $50 million interest rate collar expiring in February 2010 with a floor rate of 3.75% and a cap rate of 6.00%. The Company entered into these instruments during the second quarter of 2007 and cancelled the prior interest rate derivative instruments that had notional amounts totaling $150 million. The current derivative instruments are designated as cash flow hedges, for which the Company records the effective portions of changes in their fair value, net of tax, in other comprehensive income (Note 4). Any ineffective portion of the hedges is recognized in earnings, of which there was none in the second quarter. The prior derivative instruments were not designated as hedges and therefore changes in their fair values were recorded in interest expense.

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

In February 2007, the FASB issued Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 will be effective in the fiscal year beginning September 28, 2008. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial statements, although the impact is not currently expected to be material.

10. Subsequent Events

On April 2, 2007, one of the Company’s subsidiaries, Beacon Sales Acquisition, Inc., completed its acquisition of the businesses of North Coast Commercial Roofing Systems, Inc. and certain of its subsidiaries and affiliates (“North Coast”). North Coast is a Twinsburg, Ohio-based distributor of commercial roofing systems and related accessories. North Coast has 198 employees with 16 locations in eight U.S. states. North Coast had net sales of approximately $253 million (unaudited) for the year ended March 31, 2006. The transaction was structured as a purchase of the stock of North Coast. The purchase price was $110.5 million in cash, subject to a post-closing adjustment for working capital.

Item 2.   Management’s Discussion And Analysis Of Financial Condition And Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2006 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2007” and “YTD 2007” refer to the three months (second quarter) and six months (year-to-date) ended March 31, 2007, respectively, of our fiscal year ending September 29, 2007, and all references to “2006 and “YTD 2006” refer to the three months (second quarter) and six months (year-to-date) ended March 31, 2006, respectively, of our fiscal year ended September 30, 2006.

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

We currently distribute up to 10,000 SKUs through 174 branches (including North Coast-see Note 10 to the consolidated financial statements) in the United States and Canada. We had 2,510 employees as of March 31, 2007, including our sales and marketing team of 926 employees.

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

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth.  Our main acquisition strategy is to target market leaders in geographic areas that we do not service. Our October 2005 acquisition of SDI Holding, Inc. (“Shelter”) is one example of this approach. Shelter is a leading distributor of roofing and other building materials with locations in the Midwest, Central Plains and Southwest regions of the United States. Shelter operated 51 branches at the time of the acquisition and had minimal branch overlap with our existing operations.  In addition, we also acquire smaller companies to supplement branch openings within existing markets. Our August 2006 acquisition of Roof Depot, Inc. (“Roof Depot”), which was integrated into our Midwest region, is one example of such an acquisition.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods presented. Percentages may not foot due to rounding.

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.9	75.9	76.3	75.6

Gross profit	23.1	24.1	23.7	24.4

Operating expenses	24.5	20.3	21.1	18.6

Income (loss) from operations	(1.5)	3.8	2.5	5.8
Interest expense	(2.2)	(1.3)	(1.9)	(1.3)

Income (loss) before income taxes	(3.7)	2.5	0.6	4.5
Income taxes	1.5	(1.0)	(0.2)	(1.8)

Net income (loss)	(2.2)%	1.5%	0.4%	2.7%

In managing our business, we consider all growth, including branch expansion, to be internal growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth in our discussion and analysis of financial condition and results of operations, we include growth from existing and newly opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. At March 31, 2007, we had a total of 158 branches in operation. For 2007, 145 branches were included in our existing market calculations and 13 branches were excluded because they were acquired during or after the quarter ended March 31, 2006. Acquired markets for 2007 include RSM, Roof Depot, Pacific, and the Supply Companies (Note 5).  For YTD 2007, 93 branches were included in our existing market calculations and 65 branches were excluded because they were acquired during or after the year ended September 30, 2006. Acquired markets for YTD 2007 include RSM, Roof Depot, Pacific, the Supply Companies, Shelter, and Easton (Note 5). Percentages in the tables below may not foot due to rounding.

Three Months Ended March 31, 2007 (“2007”) Compared to the Three Months Ended March 31, 2006 (“2006”)

Existing and Acquired Markets

For the Three Months Ended
(Dollars in thousands)

	Existing Markets March 31,		Acquired Markets March 31,		Consolidated March 31,
	2007	2006	2007	2006	2007	2006

Net sales	$258,510	$300,145	$28,435	$22,251	$286,945	$322,396

Gross profit	59,536	72,510	6,632	5,249	66,168	77,759
Gross margin	23.0%	24.2%	23.3%	23.6%	23.1%	24.1%

Operating expenses	61,279	61,088	9,116	4,315	70,395	65,403
Operating expenses as a % of net sales	23.7%	20.4%	32.1%	19.4%	24.5%	20.3%

Operating income (loss)	$(1,743)	$11,422	$(2,484)	$934	$(4,227)	$12,356
Operating margin	-0.7%	3.8%	-8.7%	4.2%	-1.5%	3.8%

Net Sales

Consolidated net sales decreased $35.5 million, or 11.0%, to $286.9 million in 2007 from $322.4 million in 2006. Existing market sales declined $41.6 million or 13.9%, while acquired markets contributed an increase of $6.1 million. We attribute the existing market sales decline to the following factors:

•         harsher winter conditions this year in the Northeast, Canada, and Midwest;

•         a substantial decline in new residential construction, especially in the mid-Atlantic states; and

•         a significant slowdown in reroofing and reconstruction activities in certain areas of Texas, the Gulf Coast and Southeastern US affected by Hurricanes Katrina and Rita; partially offset by

•         seven new branches opened in existing markets since March 31, 2006; and

•         overall estimated price increases of 0% to 2% compared to 2006.

We opened two new branches in our existing markets during 2007 and one new branch in existing markets during 2006.  For 2007, our acquired markets had combined product group sales of $16.5, $8.5 and $3.4 million in residential roofing products, non-residential roofing products and complementary building products, respectively, while the product group sales for our existing markets were as follows:

For the Three Months Ended

	March 31, 2007		March 31, 2006
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)
Residential roofing products	$118,294	45.8%	$144,046	48.0%	$(25,752)	-17.9%
Non-residential roofing products	73,638	28.5%	85,924	28.6%	(12,286)	-14.3
Complementary building products	66,578	25.7%	70,175	23.4%	(3,597)	-5.1

	$258,510	100.0%	$300,145	100.0%	$(41,635)	-13.9%

Note: Total 2007 existing market sales of $258.5 million plus 2007 sales from acquired markets of $28.4 million equal $286.9 million of total 2007 sales. Our total 2006 sales of $322.4 million consisted of $300.1 million from existing markets plus $22.3 million from acquired markets. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Three Months Ended

	March 31, 2007	March 31, 2006	Change
	(dollars in millions)

Gross profit	$66.2	$77.8	$(11.6)		-14.9%

Gross margin	23.1%	24.1%		-1.0%

Our existing markets’ gross profit declined 17.9% or $13.0 million in 2007, while acquired markets’ gross profit increased $1.4 million.  Existing markets’ gross margin decreased to 23.0% in 2007 from 24.2% in 2006. This decrease was caused by an increase in competitive conditions amplified by the harsh winter and generally lower construction activity. We experienced the highest margin compression in the markets that experienced the benefit of additional hurricane activity in 2006 and in our Midwest region from increased competition due to a slowdown of re-roofing activities.  Our overall gross margin decreased to 23.1% from 24.1% due primarily to the same factors, partially offset by the positive influence of higher gross margins in our acquired markets compared to our existing markets, especially from Pacific.

Operating Expenses

For the Three Months Ended

	March 31, 2007	March 31, 2006	Change
	(dollars in millions)
Operating expenses	$70.4	$65.4	$5.0		7.6%

Operating expenses as a % of sales	24.5%	20.3%		4.2%

Our existing markets’ operating expenses of $61.3 million increased by 0.3% or $0.2 million from $61.1 million in 2006 while our acquired markets’ operating expenses increased $4.8 million. The acquired markets’ 2007 and 2006 operating expenses included $1.2 and $0.8 million, respectively, for the amortization of intangible assets recorded under purchase accounting. Although there was little overall change in our existing markets’ 2007 operating expenses compared to 2006, the following is a brief discussion of the major changes in the components of those expenses. Payroll and related costs were reduced by $1.1 million as we instituted cost-saving measures during the slower than usual winter months, but bad debt expense increased by $1.5 million due mainly to write-offs of problem accounts in our Midwest region. Additionally, we saw savings of $0.7 million in other general and administrative expenses and $0.4 million in other selling expenses from cost cutting, while warehouse expenses increased $0.5 million principally from our seven new branches opened in existing markets since March 31, 2006.  Stock option expense and depreciation and amortization increased $0.5 million and $0.2 million, respectively, in 2007 from 2006.

Existing markets’ operating expenses as a percentage of net sales increased to 23.7% from 20.4%, primarily due to the lower sales and the relatively fixed nature of our operating expenses. Overall operating expenses increased to 24.5% of net sales in 2007 from 20.3% in 2006, due to the lower sales, higher operating cost percentages at Pacific and the additional amortization mentioned above.

Interest Expense

Interest expense increased $2.1 million to $6.4 million in 2007 from $4.3 million in 2006. We refinanced our credit facilities in November 2006 and incurred additional borrowings during fiscal 2006 to finance our acquisitions, both of which increased our debt level since March 31, 2006. Interest rates also increased from the prior year, which affected our variable-rate debt.

Income Taxes

An income tax benefit of $4.3 million was recorded in 2007, an effective tax rate of 40.2%, compared to income tax expense of $3.3 million in 2006, which was an effective rate of 40.8%. The slight reduction in our overall effective rate was principally due to the impact of the mix of earnings of our Canadian and various state operations on our effective federal tax rate.

Six Months Ended March 31, 2007 (“YTD 2007”) Compared to the Six Months Ended March 31, 2006 (“YTD 2006”)

Existing and Acquired Markets

For the Six Months Ended
(Dollars in thousands)

	Existing Markets March 31,		Acquired Markets March 31,		Consolidated March 31,
	2007	2006	2007	2006	2007	2006

Net sales	$435,701	$477,634	$231,453	$184,648	$667,154	$662,282

Gross profit	102,982	115,563	54,920	45,904	157,902	161,467
Gross margin	23.6%	24.2%	23.7%	24.9%	23.7%	24.4%

Operating expenses	78,911	81,204	62,155	42,195	141,066	123,399
Operating expenses as a % of net sales	18.1%	17.0%	26.9%	22.9%	21.1%	18.6%

Operating income (loss)	$24,071	$34,359	$(7,235)	$3,709	$16,836	$38,068
Operating margin	5.5%	7.2%	-3.1%	2.0%	2.5%	5.8%

Net Sales

Consolidated net sales increased $4.9 million, or 0.7%, to $667.2 million in YTD 2007 from $662.3 million in YTD 2006. Existing market sales declined $41.9 million or 8.8%, while acquired markets contributed an increase of $46.8 million.  We attribute the existing market sales decline to the factors outlined below. After adjusting for the five fewer business days this year, our existing market sales decline for YTD 2007 was 5.1%, with much lower price inflation than in YTD 2006.

We believe our YTD 2007 existing market sales were affected by the following factors:

•        five fewer business days;

•        harsher winter conditions this year in the Northeast, Canada, and Midwest;

•        a substantial decline in new residential construction, especially in the mid-Atlantic states; and

•        a significant slowdown in reroofing and reconstruction activities in certain areas of Texas, the Gulf Coast and Southeastern US affected by Hurricanes Katrina and Rita; partially offset by

•        overall estimated price increases of 1% to 2% compared to YTD 2006; and

•        seven new branches opened in existing markets since March 31, 2006.

We opened four new branches in our existing markets and opened and closed one in our acquired markets during YTD 2007, while we had opened four new branches in existing markets during YTD 2006.  For YTD 2007, our acquired markets had combined product group sales of $130.6, $46.2 and $54.7 million in residential roofing products, non-residential roofing products and complementary building products, respectively, while the product group sales for our existing markets were as follows:

For the Six Months Ended

	March 31, 2007		March 31, 2006
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$183,232	42.1%	$207,742	43.5%	$(24,510)	-11.8%
Non-residential roofing products	156,320	35.9%	159,355	33.4%	(3,035)	-1.9
Complementary building products	96,149	22.1%	110,537	23.1%	(14,388)	-13.0

	$435,701	100.0%	$477,634	100.0%	$(41,933)	-8.8%

Note: Total YTD 2007 existing market sales of $435.7 million plus YTD 2007 sales from acquired markets of $231.5 million equal $667.2 million of total YTD 2007 sales. Our total YTD 2006 sales of $662.3 million consisted of $477.6 million from existing markets plus $184.7 million from acquired markets. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit
For the Six Months Ended

	March 31, 2007	March 31, 2006	Change
	(dollars in millions)

Gross profit	$157.9	$161.5	$(3.6)		-2.2%

Gross margin	23.7%	24.4%		-0.7%

Our existing markets’ gross profit declined 10.9% or $12.6 million in YTD 2007, while acquired markets’ gross profit increased $9.0 million.  Existing markets’ gross margin decreased to 23.6% in YTD 2007 from 24.2% in YTD 2006. This decrease was caused by an increase in competitive conditions and generally lower construction activity. We experienced the highest margin compression in the markets that experienced the benefit of additional hurricane activity in YTD 2006 and in our Midwest region from increased competition due to a slowdown of re-roofing activities. Our overall gross margin has also decreased due primarily to those factors.  We expect our future quarterly overall gross margins to fluctuate from 23% to 25% depending on our product mix and competitive circumstances.

Operating Expenses

For the Six Months Ended

	March 31, 2007	March 31, 2006	Change
	(dollars in millions)

Operating expenses	$141.1	$123.4	$17.7		14.3%

Operating expenses as a % of sales	21.1%	18.6%		2.5%

Our existing markets’ operating expenses of $78.9 million decreased by 2.8% or $2.3 million from $81.2 million in 2006 while acquired markets’ operating expenses increased $20.0 million. The acquired markets’ YTD 2007 and YTD 2006 operating expenses included $4.9 and $3.4 million, respectively, for the amortization of intangible assets recorded under purchase accounting. The existing markets’ operating expense decline was due primarily to lower bad debt expense ($0.5 million) from improved collections, lower other general and administrative expenses ($0.4 million) from cost-saving steps, and lower payroll and related costs ($1.2 million) and transportation costs ($0.5 million) from cost-saving measures and from our lower sales volume, partially offset by increased warehouse expense ($0.7 million) principally from our seven new branches opened in existing markets since March 31, 2006. In addition, existing markets’ general and administrative expenses have benefited from leveraging certain expenses over a larger base of branches, including our acquired markets. Stock option expense and depreciation and amortization increased $1.3 and $0.5 million in YTD 2007 from YTD 2006, respectively.

Existing markets’ operating expenses as a percentage of net sales increased to 18.1% from 17.0%, primarily due to the lower sales and the relatively fixed aspect of our operating expenses. Overall operating expenses increased to 21.1% of net sales in YTD 2007 from 18.6% in YTD 2006, due to the lower sales, higher operating cost percentages at Shelter and Pacific, and the impact from the additional amortization expense mentioned above.

Interest Expense

Interest expense increased $4.4 million to $12.7 million in YTD 2007 from $8.3 million in YTD 2006. We refinanced our credit facilities in November 2006 and incurred additional borrowings during fiscal 2006 to finance our acquisitions, both of which increased our debt level since March 31, 2006. Interest rates also increased from the prior year, which affects our variable rate-debt.

Income Taxes

Income tax expense was $1.7 million in YTD 2007, an effective tax rate of 40.2%, compared to $12.1 million in YTD 2006, which was an effective rate of 40.6%. The slight reduction in our overall effective rate was principally due to the impact of the mix of earnings of our Canadian and various state operations on our effective federal tax rate.

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

Certain Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for fiscal years 2007 and 2006 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends. Totals may not foot due to rounding.

(dollars in millions, except per share data)	Fiscal 2007		Fiscal 2006
(unaudited)	Qtr 1	Qtr 2	Qtr 1	Qtr 2	Qtr 3	Qtr 4

Net sales	$380.2	$286.9	$339.9	$322.4	$407.1	$431.3
Gross profit	$91.7	66.2	83.7	77.8	100.3	102.2
Income (loss) from operations	21.1	(4.2)	25.7	12.4	32.5	29.7
Net income (loss)	$8.8	$(6.3)	$12.9	$4.8	$17.1	$14.5

Income (loss) per share - basic	$0.20	$(0.14)	$0.32	$0.11	$0.39	$0.33
Income (loss) per share - fully diluted	$0.20	$(0.14)	$0.31	$0.11	$0.38	$0.32

Quarterly sales as % of year’s sales			22.6%	21.5%	27.1%	28.8%
Quarterly gross profit as % of year’s gross profit			23.0%	21.4%	27.6%	28.1%
Quarterly income from operations as % of
year’s income from operations			25.6%	12.4%	32.4%	29.6%

The calculation of the net loss per share for the second quarter of 2007 does not include the effect of stock options since the impact would be anti-dilutive.

Liquidity and Capital Resources

We had cash and cash equivalents of $43.3 million at March 31, 2007 compared to a cash overdraft of $1.3 million at March 31, 2006 and $1.8 million at September 30, 2006. Our net working capital was $257.0 million at March 31, 2007 compared to $171.7 million at March 31, 2006 and $205.4 million at September 30, 2006.

YTD 2007 Compared to YTD 2006

Our net cash provided by operating activities was $10.1 million for YTD 2007 compared to $35.7 million for YTD 2006. Our income from operations decreased to $16.8 million in YTD 2007 from $38.1 million in YTD 2006. Inventory levels increased by $14.9 million due to four additional branches and seasonal buying programs, with inventory turns consistent in YTD 2007 and YTD 2006. Accounts receivable decreased by $57.8 million in YTD 2007, mostly due to seasonality, the decline in sales and an increased focus on collections during the sales slowdown. The number of days outstanding for accounts receivable in 2007, based upon year-to-date sales, also declined. The positive cash impact from the decrease in accounts receivable and a decrease in prepaid expenses and other assets of $8.0 million was mostly offset by a decrease in accounts payable and accrued expenses of $58.9 that was mainly a result of reductions in purchases and expenses due to the sales slowdown, certain early payments made for additional discounts, and seasonal changes.

Net cash used in investing activities in YTD 2007 was $17.2 million compared to $287.3 million in YTD 2006, due primarily to our YTD 2006 acquisitions for which we paid $279.6 million. Net capital expenditures in YTD 2007 increased by $9.6 million due to a higher number of purchases of new transportation and warehouse equipment to service our larger number of branches.

Net cash provided by financing activities was $48.8 million in YTD 2007 compared to $256.4 million in YTD 2006. The net cash provided by financing activities in YTD 2007 primarily reflects $350 million of borrowings under our new term loan to refinance our prior revolving facilities and term loans and payment of related deferred financing costs. The net cash provided by financing activities in YTD 2006 primarily reflected borrowings under our prior revolving lines of credit and term loans, mostly for our acquisitions, and the net proceeds from our secondary stock offering in December 2005.

Capital Resources

Our principal source of liquidity at March 31, 2007 was our cash and cash equivalents of $43.3 million and our available borrowings of $119.4 million under revolving lines of credit. Our borrowing base availability is determined primarily by trade accounts receivable, less outstanding borrowings (none at March 31, 2007). Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets at September 30, 2006 and March 31, 2006 were classified as long-term liabilities in accordance with EITF Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Arrangements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

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

The Credit Facility consists of a U.S. revolving credit facility of $150 million (the “US Revolver”), which includes a sub-facility of $20 million for letters of credit, and an initial $350 million term loan (the “Term Loan”). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the “Canada Revolver”). There was a combined $119.4 million available for borrowings under the US Revolver and Canadian Revolver at March 31, 2007 and there were no amounts outstanding. There were $5.8 million of outstanding standby letters of credit at March 31, 2007. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.9 million, and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

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

The US Revolver currently carries an interest rate of LIBOR plus 1% (6.36% at March 31, 2007) and the Term Loan carries an interest rate of LIBOR plus 2% (7.36% at March 31, 2007). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year. Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

On the last day of each fiscal quarter, commencing with the quarter ended December 31, 2006, our Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0.

Capital Expenditures

We cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

As of March 31, 2007, we were in compliance with these covenants. Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

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

At the time of the refinancing discussed above, there was $227.8 million of borrowings outstanding under the prior revolvers. The outstanding revolver borrowings at that date carried a weighted-average interest rate of 7.03%. The outstanding revolver borrowings at September 30, 2006 and March 31, 2006 carried weighted-average interest rates of 6.97% and 6.59%, respectively, and were classified as long-term debt since the amounts were expected to be outstanding for greater than one year.

Equipment Financing Facilities

We have two equipment financing facilities that allow for the financing of purchased transportation and material handling equipment totaling $32.9 million with $17.7 million of remaining availability as of March 31, 2007. There was $15.2 million of equipment financing loans outstanding at March 31, 2007, with fixed interest rates ranging from 4.7% to 7.4%.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our interest rate risk relates primarily to the variable-rate borrowings under our Credit Facility. The following discussion of our interest rate swaps and collars (see “Financial Derivatives” below) is based on a 10% change in interest rates. These changes are hypothetical scenarios used to calibrate potential risk and do not represent our view of future market changes. The interest rate collars have had no impact yet on our interest expense. As the hypothetical figures discussed below indicate, changes in fair value based on the assumed change in rates generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

At March 31, 2007, we had $349.1 million of term loans outstanding under our Credit Facility. Our weighted-average effective interest rate on that debt, after considering the effect of the interest rate swaps, was 7.14% at March 31, 2007. A hypothetical 10% increase in interest rates in effect at March 31, 2007, would have increased annual interest expense on the borrowings outstanding at that date by approximately $2.5 million.

We enter into interest rate swaps and collars to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The collar agreements, also discussed below, provide for fixed-rate caps and floors. The aggregate fair value of these swaps and collars represented a loss of $0.7 million at March 31, 2007. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at March 31, 2007, would result in an aggregate (loss) or gain in value of the swaps and collars of approximately ($3.0) million or $3.0 million, respectively.

Financial Derivatives

As discussed above, we use interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of our variable-rate borrowings into fixed-rate borrowings. We had interest rate derivative instruments outstanding in a total notional amount of $300 million at March 31, 2007, which consisted of: a) interest rate swaps totaling $200 million, expiring in February 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in March 2010 with a floor rate of 3.99% and a cap rate of 5.75%; and c) a $50 million interest rate collar expiring in February 2010 with a floor rate of 3.75% and a cap rate of 6.00%. We entered into these instruments during the second quarter of 2007 and cancelled the prior interest rate derivative instruments that had notional amounts totaling $150 million. The increase in the total notional amount was due to the increased borrowings under our Credit Facility. The current derivative instruments are designated as cash flow hedges, for which we record the effective portions of changes in their fair value, net of tax, in other comprehensive income. We recognize any ineffective portion of our hedges in earnings, of which there was none in the second quarter. The prior derivative instruments were not designated as hedges and therefore changes in their fair values were recorded in interest expense.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended September 30, 2006.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of March 31, 2007, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2007, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Items 1- 3 and 5 are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on February 28, 2007 to elect a board of seven directors. Each director nominee was elected. The number of votes for each nominee were as follows:

DIRECTOR NOMINEE	VOTES FOR	VOTES WITHHELD
Robert R. Buck	39,921,794	398,078
Andrew R. Logie	39,918,424	401,448
H. Arthur Bellows, Jr.	35,341,321	4,978,551
James J. Gaffney	40,183,099	136,773
Peter M. Gotsch	35,824,248	4,495,624
Stuart A. Randle	40,202,541	117,331
Wilson B. Sexton	39,831,420	488,452

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Document Description

31.1	Certification by Robert R. Buck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David R. Grace pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert R. Buck and David R. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2007.

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