Form 10-Q
period 2007-06-30
BEACON ROOFING SUPPLY INC
filed 2007-08-08
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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
YES  ☐   NO  ☒

As of August 1, 2007, there were 44,273,312 outstanding shares of the registrant’s common stock, $.01 par value per share.

BEACON ROOFING SUPPLY, INC.

Form 10-Q

For the Quarter Ended June 30, 2007

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

Signature Page

Index to Exhibits

BEACON ROOFING SUPPLY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	June 30,	June 30,	September 30,
	2007	2006	2006
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$7,232	$1,129	$1,847
Accounts receivable, less allowance for doubtful accounts of $6,695 at June 30, 2007, $5,891 at June 30, 2006, and $5,020 at September 30, 2006	263,688	189,791	210,676
Inventories	192,735	181,484	164,285
Prepaid expenses and other assets	40,452	39,034	38,133
Deferred income taxes	13,578	11,324	10,704

Total current assets	517,685	422,762	425,645

Property and equipment, net	74,010	57,950	59,291
Goodwill, net	353,781	270,034	289,282
Other assets, net	98,310	58,735	65,672

Total assets	$1,043,786	$809,481	$839,890

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$198,115	$154,177	$154,878
Accrued expenses	79,373	78,676	58,719
Current portions of long-term debt and other obligations	6,654	28,271	6,657

Total current liabilities	284,142	261,124	220,254

Borrowings under revolving lines of credit	44,571	199,288	229,752
Senior notes payable, net of current portion	344,750	46,511	69,282
Deferred income taxes	32,651	20,661	18,823
Long-term obligations under equipment financing and other, net of current portion	23,021	6,715	10,610

Commitments and contingencies

Stockholders’ equity:
Common Stock (voting); $.01 par value; 100,000,000 shares authorized; 44,273,312 issued in June of 2007, 43,820,467 in June of 2006 and 43,866,484 issued in September of 2006	443	441	439
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	210,333	201,993	203,433
Treasury stock	—	—	—
Retained earnings	95,332	66,789	81,361
Accumulated other comprehensive income	8,543	5,959	5,936

Total stockholders’ equity	314,651	275,182	291,169

Total liabilities and stockholders’ equity	$1,043,786	$809,481	$839,890

Note: The balance sheet at September 30, 2006

 has been derived from the audited financial statements at that date.

 The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Operations

Unaudited

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Net sales	$484,870	$407,102	$1,152,024	$1,069,384
Cost of products sold	377,036	306,794	886,288	807,609

Gross profit	107,834	100,308	265,736	261,775

Operating expenses (includes stock-based compensation expense of $1,338 and $833 for the three months ended in 2007 and 2006, respectively, and $3,943 and $2,166 for the nine months in 2007 and 2006, respectively)	81,183	67,829	222,249	191,228

Income from operations	26,651	32,479	43,487	70,547

Interest expense, net	7,401	4,845	20,110	13,157

Income before income taxes	19,250	27,634	23,377	57,390

Income taxes	7,745	10,580	9,406	22,651

Net income	$11,505	$17,054	$13,971	$34,739

Net income per share:
Basic	$0.26	$0.39	$0.32	$0.82

Diluted	$0.26	$0.38	$0.31	$0.79

Weighted average shares used in computing
net income per share:
Basic	44,263,602	43,799,489	44,020,089	42,598,829

Diluted	45,017,314	45,003,474	44,938,812	43,900,509

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Cash Flows

	Nine Months ended June 30,
	2007	2006
	Unaudited (in thousands)
Operating activities:
Net income	$13,971	$34,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,321	17,143
Stock-based compensation	3,943	2,166
Unrealized gain on interest rate collar	—	(709)
Deferred income taxes	(1,183)	92
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(19,626)	(4,481)
Inventories	(13,875)	(35,359)
Prepaid expenses and other assets	2,756	293
Accounts payable and accrued expenses	43,030	51,871

Net cash provided by operating activities	52,337	65,755

Investing activities:
Purchases of property and equipment, net of sale proceeds	(21,470)	(16,103)
Acquisition of businesses, net of cash acquired	(120,154)	(285,701)

Net cash used in investing activities	(141,624)	(301,804)

Financing activities:
Borrowings (repayments) under revolving lines of credit	(185,181)	135,305
Net borrowings under senior notes payable, and other	279,742	52,031
Net proceeds from sale of common stock	—	51,576
Proceeds from exercise of options	1,115	1,500
Deferred financing costs	(3,047)	(2,228)
Income tax benefit from stock-based compensation deductions in excess of the associated compensation costs	2,040	5,264

Net cash provided by financing activities	94,669	243,448

Effect of exchange rate changes on cash	3	(163)

Net increase in cash	5,385	7,236
Cash and cash equivents (overdraft) at beginning of year	1,847	(6,107)

Cash and cash equivalents (overdraft) at end of period	$7,232	$1,129

Non-cash transations:
Conversion of senior notes payable to new senior notes payable	$66,839	$25,160

The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

Beacon Roofing Supply, Inc. (the ”Company”) prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. The balance sheet as of June 30, 2006 has been presented for a better understanding of the impact of seasonal fluctuations on our financial condition. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The results for the three-month period (third quarter) and the nine-month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the twelve months ending September 29, 2007 (“2007”).

The Company’s fiscal year ends on the close of business on the last Saturday in September of each year. Except for the fourth quarter of 2007, each of the Company’s 2007 and 2006 quarters ends or ended on the last day of the respective third calendar month. The results for the nine months ended June 30, 2007 included 189 business days as compared to 194 business days during the nine months ended June 30, 2006.

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

2.   Earnings Per Share

The Company calculates basic income (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income per share includes the dilutive effects of stock awards.. As discussed in Note 1, the Company sold three million additional shares of common stock in December 2005 and completed a three-for-two stock split on June 12, 2006.

The following table reflects the calculation of weighted-average shares outstanding, adjusted for the stock split, for each period presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Weighted-average common shares outstanding for basic	44,263,602	43,799,489	44,020,089	42,598,829
Dilutive effect of employee stock options	753,712	1,203,985	918,723	1,301,680

Weighted-average shares assuming dilution	45,017,314	45,003,474	44,938,812	43,900,509

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

Compensation cost arising from stock options granted to employees and non-employee directors is recognized as an expense using the straight-line method over the vesting period. As of June 30, 2007, there was $7.8 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a period of 2.1 years. The Company recorded stock-based compensation expense of $1.3 million ($0.8 million net of tax) and $0.8 million ($0.5 million net of tax) for the three months ended June 30, 2007 and 2006, respectively and $3.9 million ($2.4 million net of tax) and $2.2 million ($1.3 million net of tax) for the nine months ended June 30, 2007 and 2006, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first three quarters of 2007 and 2006:

	Nine Months Ended June 30,
	2007	2006
Risk free interest rate	4.52 - 4.81%	4.49 – 5.08%
Expected life	5.0 years	5.0 years
Expected volatility	45%	45%
Expected dividend yield	0%	0%

Expected lives of the options granted and expected volatilities are based on the expected lives and historical volatilities of the options and stocks of comparable public companies and other factors.  An estimated cumulative forfeiture rate of 8.0% was used for expensing the fair value of unvested options during both of the periods above.

The following table summarizes stock options outstanding as of June 30, 2007, as well as activity during the nine months then ended:

			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Life	Value
			(Years)	(in Millions)
Outstanding at September 30, 2006	2,800,659	$8.47
Granted	733,250	21.92
Exercised	(406,831)	2.74
Forfeited	(78,658)	20.20
Outstanding at June 30, 2007	3,048,420	$12.17	7.3	$20.1
Vested or expected to vest at June 30, 2007	2,974,734	$11.97	7.3	$20.1
Exercisable at June 30, 2007	1,820,328	$6.91	6.3	$19.4

As of June 30, 2007, there were remaining options to purchase 1,325,622 shares of common stock available for grant under the Company’s 2004 Stock Plan. The weighted-average grant date fair values of stock options granted during the nine months ended June 30, 2007 and 2006 were $10.07 and $10.13, respectively. The intrinsic values of stock options exercised during the nine months ended June 30, 2007 and 2006 were $5.7 million and $15.8 million, respectively. At June 30, 2007, the Company had $10.3 million of excess tax benefits available for potential deferred tax write-offs related to option accounting.

4.    Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income (loss). For the Company, these currently consist of the following items:

Unaudited	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006

Net income	$11,505	$17,054	$13,971	$34,739

Net change in the value of financial derivatives, net of tax effect	1,571	—	1,175	—

Foreign currency translation adjustment	2,559	1,077	1,432	1,191

Comprehensive income	$15,635	$18,131	$16,578	$35,930

5.   Acquisitions

North Coast Commercial Roofing Systems, Inc.

On April 2, 2007, the Company purchased 100% of the outstanding stock of North Coast Commercial Roofing Systems, Inc. and certain of its subsidiaries and affiliates (together “North Coast”), a Twinsburg, Ohio-based distributor of commercial roofing systems and related accessories, with 16 locations in eight U.S. states. North Coast has branches in Ohio, Illinois, Indiana, Kentucky, Michigan, New York, Pennsylvania and West Virginia. This purchase was funded with cash on hand along with funds borrowed under the Company’s U.S. revolving line of credit. North Coast had net sales of $235 million (unaudited), excluding the impact of North Coast recording gross commission sales of $18.4 million, for the year ended March 31, 2006. A total of $10.3 million of cash remains in escrow at June 30, 2007 for post-closing purchase price adjustments and indemnification claims, with $2.5 million included in other current assets and accrued expenses and $7.8 million in other long-term assets and liabilities. The Company has included the results of operations for North Coast from the date of acquisition and applied purchase accounting, which, along with certain purchase price adjustments, resulted in recorded goodwill of $61.7 million as follows (in 000’s):

Accounts receivable	$31,737
Inventories	13,349
Prepaid expenses and other	949
Property and equipment	5,720
Deferred taxes	(11,297)
Accounts payable and accrued expenses	(19,165)
Net assets	21,293
Non-compete	3,300
Customer relationships	29,550
Goodwill	61,657
Purchase price	$115,800

Roofing and Sheet Metal Supply, Inc.

On August 30, 2006, the Company purchased certain assets of Roofing & Sheet Metal Supply, Inc. (“RSM”), a Tulsa, Oklahoma-based distributor of residential and commercial roofing products with locations in Tulsa, Oklahoma, Joplin, Missouri and Springdale and Fort Smith, Arkansas. This purchase was funded through the Company’s U.S. revolving line of credit. A total of $1.0 million of cash remains in escrow at June 30, 2007 for post-closing indemnification claims and is included in other current assets. RSM had net sales of $33 million (unaudited) for the year ended November 30, 2005. The Company has included the results of operations for RSM from the date of acquisition and applied preliminary purchase accounting, which, along with certain purchase price adjustments, has resulted in recorded goodwill of $15.3 million as follows (in 000’s):

Net assets	$3,376
Customer relationships	6,739
Goodwill	15,258
Purchase price	$25,373

Roof Depot, Inc.

On August 25, 2006, the Company purchased certain assets of Roof Depot, Inc. (“Roof Depot”), a Minnesota-based distributor of residential and commercial roofing and other related building products with locations in Minneapolis and Stillwater, Minnesota. This purchase was funded through the Company’s U.S. revolving line of credit. A total of $1.0 million of cash remains in escrow at June 30, 2007 for post-closing indemnification claims and is included in other current assets. Roof Depot had net sales of $31 million (unaudited) for the year ended December 31, 2005. The Company has included the results of operations for Roof Depot from the date of acquisition and applied preliminary purchase accounting, which, along with certain purchase price adjustments, has resulted in recorded goodwill of $4.0 million as follows (in 000’s):

Net assets	$10,218
Customer relationships	3,863
Goodwill	4,019
Purchase price	$18,100

Mississippi Roofing Supply, Inc., Sunbelt Supply LLC and Alabama Roofing Supply LLC

On January 17, 2006, the Company purchased certain assets of Mississippi Roofing Supply, Inc., Sunbelt Supply LLC, and Alabama Roofing Supply LLC (together the “Supply Companies”), three affiliated distributors of roofing and other building products with two locations in Alabama and one in Mississippi. This purchase was funded through the Company’s U.S. revolving line of credit and term loans. A total of $0.8 million of cash was in escrow at June 30, 2007 for post-closing indemnification claims and was included in other current assets. These escrow funds were disbursed to the sellers in July 2007. The Supply Companies had combined net sales of $76 million (unaudited) for the year ended December 31, 2005. The Company has included the results of operations for the Supply Companies from the date of acquisition. The purchase price was adjusted for the Supply Companies’ financial performance for the year ended December 31, 2005. The Company applied purchase accounting, which, along with certain final purchase price adjustments for the final working capital levels and the 2005 financial results, has resulted in recorded goodwill of $53.5 million as follows (in 000’s):

Net assets	$7,754
Non-compete	315
Customer relationships	7,825
Goodwill	53,531
Purchase price	$69,425

C&S Roofing Materials, Inc. D/B/A Pacific Supply Company

On January 10, 2006, the Company purchased certain assets of C&S Roofing Materials, Inc. D/B/A Pacific Supply Company (“Pacific”), a distributor of roofing and other building products with four locations in Orange and Los Angeles counties in California. This purchase was funded through the Company’s U.S. revolving line of credit. A total of $2.1 million of cash was in escrow at June 30, 2007 for post-closing indemnification claims and was included in other current assets. These escrow funds were disbursed to the sellers in July 2007. Pacific had net sales of $53 million (unaudited) for the year ended December 31, 2005. The Company has included the results of operations for Pacific from the date of acquisition and applied purchase accounting, which, along with certain final purchase price adjustments, resulted in recorded goodwill of $26.7 million as follows (in 000’s):

Net assets	$6,740
Non-compete	181
Customer relationships	9,700
Goodwill	26,669
Purchase price	$43,290

SDI Holding, Inc.

On October 14, 2005, the Company purchased 100% of the outstanding stock of SDI Holding, Inc. (“Shelter”), a distributor of roofing and other building products with 51 branches in 14 states at the time of the acquisition. This purchase was funded through the Company’s U.S. revolving line of credit and term loans. Based upon Shelter’s final performance for the 2005 calendar year, the sellers qualified for an earn-out payment of $6.4 million, which was paid in June 2006. Shelter had net sales of $342 million (unaudited) for the year ended December 31, 2005. The Company has included the results of operations for Shelter from the date of acquisition and applied purchase accounting, which, along with certain final purchase price adjustments, resulted in recorded goodwill of $78.0 million as follows (in 000’s):

Accounts receivable	$48,351
Inventories	53,108
Property and equipment	15,317
Other assets	17,271
Accounts payable and accrued expenses	(57,042)
Other liabilities	(8,976)
Beneficial leases	610
Non-compete	842
Customer relationships	25,852
Goodwill	77,993
Purchase price	$173,326

Supplemental Pro Forma Information—Unaudited

The unaudited pro forma net sales for the nine months ended June 30, 2007, assuming the acquisition of North Coast had occurred at the beginning of the year, were $1,250 million. Pro forma net income and net income per share for that period has not been presented as the impact of the North Coast acquisition was not material. The unaudited pro forma summary information below for the nine months ended June 30, 2006, gives effect to the acquisition of Shelter as if the acquisition had occurred at the beginning of that period and is after giving effect to certain adjustments, including amortization of the intangible assets subject to amortization, interest expense incurred as a consequence of the increased borrowings under the Company’s credit facilities, and related income taxes. The impact of North Coast and the aggregate impact of the inclusion of the other 2006 acquisitions - Pacific, the Supply Companies, Roof Depot and RSM - on the pro forma net income and net income per share presented below was not material and therefore has not been presented. However, had the impact from those acquired companies also been included in the pro forma net sales below, total pro forma net sales (unaudited) would have been $1,352 million for the nine months ended June 30, 2006 and $529 million for the three months ended June 30, 2006 (not presented). The unaudited pro forma summary information below is not necessarily indicative of the financial results that would have occurred if the Shelter acquisition had been consummated at the beginning of that period, nor is it necessarily indicative of the financial results which may be attained in the future.

The pro forma summary information is based upon available information and upon certain assumptions that the Company’s management believes are reasonable.

Unaudited	Nine Months Ended June 30,
(Dollars in thousands, except per share data)	2006

Net sales	$1,085,206

Net income	34,199

Net income per share:
Basic	0.80

Diluted	$0.78

Other Recent Acquisitions

On May 18, 2007, the Company purchased certain assets of Wholesale Roofing Supply (“WRS”), a single location distributor of residential and commercial roofing products located in Knoxville, Tennessee.  Additionally, on November 23, 2005, the Company purchased certain assets of Easton Wholesale Company, Inc. (“Easton”), a single location distributor of building products located in Easton, Maryland. Pro forma information has not been provided for these acquisitions since the impact to the financial statements was not material.

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

The Credit Facility consists of a U.S. revolving credit facility of $150 million (the “US Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $350 million term loan (the “Term Loan”). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the “Canada Revolver”). There was a combined $112.5 million available for borrowings under the US Revolver and Canada Revolver and a combined $44.6 million outstanding at June 30, 2007. There were also $6.5 million of outstanding standby letters of credit at June 30, 2007. The Term Loan has required amortization of 1% per year, payable in quarterly installments of approximately $0.9 million, and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

Excess Cash Flow

On May 15 of each fiscal year, commencing on May 15, 2008, the Company must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year.

The US Revolver carries an interest rate of LIBOR plus 1% (6.32% at June 30, 2007) and the Term Loan carries an interest rate of LIBOR plus 2% (7.32% at June 30, 2007). The Canada revolver carries an interest rate at the Canadian prime plus 0.75% (6.00% at June 30, 2007). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year. Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

On the last day of each fiscal quarter, commencing with the quarter ended December 31, 2006, the Company’s Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0.

Capital Expenditures

The Company cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

As of June 30, 2007, the Company was in compliance with these covenants. Substantially all Company assets, including the capital stock and assets of wholly owned subsidiaries, secure obligations under the Credit Facility. In consideration of the refinancing, the Company evaluated the treatment of pre-existing and new financing costs in accordance with Emerging Issues Task Force (“EITF”) 96-19:   Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and EITF 98-14: Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangement, and accordingly most of those costs are being amortized over the term of the Credit Facility.

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

At the time of the refinancing discussed above, there was $227.8 million of borrowings outstanding under the prior revolvers. The outstanding revolver borrowings at that date carried a weighted-average interest rate of 7.03%. The outstanding revolver borrowings at September 30, 2006 and June 30, 2006 carried weighted-average interest rates of 6.97% and 7.05%, respectively, and were classified as long-term debt since the amounts were expected to be outstanding for greater than one year.

Equipment Financing Facilities

The Company has two equipment financing facilities that allow for the financing of purchased transportation and material handling equipment totaling $32.9 million, with $14.9 million of remaining availability as of June 30, 2007. There was $18.0 million of equipment financing loans outstanding at June 30, 2007, with fixed interest rates ranging from 4.7% to 7.4%.

7.                                      Foreign Sales

Foreign (Canadian) sales totaled $31.3 and $69.4 million in the three and nine months ended June 30, 2007, respectively, and $29.2 and $68.2 million in the three and nine months ended June 30, 2006, respectively.

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

The Company is using interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. There were interest rate derivative instruments outstanding in a total notional amount of $300 million at June 30, 2007, which consisted of: a) interest rate swaps totaling $200 million, expiring in February 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in March 2010 with a floor rate of 3.99% and a cap rate of 5.75%; and c) a $50 million interest rate collar expiring in February 2010 with a floor rate of 3.75% and a cap rate of 6.00%. The combined fair market value of the agreements resulted in a recorded asset of approximately $2.0 million at June 30, 2007, which was determined based on current interest rates and expected future trends. The Company entered into these instruments during the second quarter of 2007 and cancelled the prior interest rate derivative instruments that had notional amounts totaling $150 million. The current derivative instruments are designated as cash flow hedges, for which the Company records the effective portions of changes in their fair value, net of tax, in other comprehensive income (Note 4). Any ineffective portion of the hedges is recognized in earnings, of which there has been none to date. The prior derivative instruments were not designated as hedges and therefore changes in their fair values were recorded in interest expense.

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

Item 2.                          Management’s Discussion And Analysis Of Financial Condition And Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2006 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2007” and “YTD 2007” refer to the three months (third quarter) and nine months (year-to-date) ended June 30, 2007, respectively, of our fiscal year ending September 29, 2007, and all references to “2006 and “YTD 2006” refer to the three months (third quarter) and nine months (year-to-date) ended June 30, 2006, respectively, of our fiscal year ended September 30, 2006.

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

As of August 1, 2007, we distribute up to 10,000 SKUs through 178 branches in the United States and Canada. We had 2,740 employees as of June 30, 2007, including our sales and marketing team of 1,031 employees.

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

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth.  Our main acquisition strategy is to target market leaders in geographic areas that we do not service. Our April 2007 acquisition of North Coast Commercial Roofing Systems, Inc. (“North Coast”) is one example of this approach. North Coast is a distributor of commercial roofing systems and related accessories with 16 locations in eight states in the Midwest and Northeast. North Coast has minimal branch overlap with our existing operations.  In addition, we also acquire smaller companies to supplement branch openings within existing markets. Our August 2006 acquisition of Roof Depot, Inc. (“Roof Depot”), which was integrated into our Midwest region, is one example of such an acquisition.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods presented. Percentages may not foot due to rounding.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.8	75.4	77.0	75.5

Gross profit	22.2	24.6	23.1	24.5

Operating expenses	16.7	16.7	19.3	17.9

Income from operations	5.5	8.0	3.8	6.6
Interest expense	(1.5)	(1.2)	(1.8)	(1.2)

Income before income taxes	4.0	6.8	2.0	5.4
Income taxes	(1.6)	(2.6)	(0.8)	(2.2)

Net income	2.4%	4.2%	1.2%	3.2%

In managing our business, we consider all growth, including branch expansion, to be internal growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth in our discussion and analysis of financial condition and results of operations, we include growth from existing and newly opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. At June 30, 2007, we had a total of 177 branches in operation. For 2007, 155 branches were included in our existing market calculations and 22 branches were excluded because they were acquired during or after the quarter ended June 30, 2006. Acquired markets for 2007 include North Coast, RSM, Roof Depot and WRS (Note 5).  For YTD 2007, 95 branches were included in our existing market calculations and 82 branches were excluded because they were acquired during or after the year ended September 30, 2006. Acquired markets for YTD 2007 include North Coast, RSM, Roof Depot, Pacific, the Supply Companies, Shelter, WRS and Easton (Note 5). Percentages in the tables below may not foot due to rounding.

Three Months Ended June 30, 2007 (“2007”) Compared to the Three Months Ended June 30, 2006 (“2006”) Existing and Acquired Markets

For the Three Months Ended
(Dollars in thousands)

	Existing Markets		Acquired Markets		Consolidated
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006

Net Sales	$398,396	$407,102	$86,474	$—	$484,870	$407,102

Gross Profit	93,173	100,308	14,661	—	107,834	100,308
Gross Margin	23.4%	24.6%	17.0%		22.2%	24.6%

Operating Expenses	67,767	67,829	13,416	—	81,183	67,829
Operating Expenses as a % of Net Sales	17.0%	16.7%	15.5%		16.7%	16.7%

Operating Income	25,406	$32,479	1,245	$—	26,651	32,479
Operating Margin	6.4%	8.0%	1.4%		5.5%	8.0%

Net Sales

Consolidated net sales increased $77.8 million, or 19.1%, to $484.9 million in 2007 from $407.1 million in 2006. Existing market sales declined $8.7 million or 2.1%, while acquired markets contributed an increase of $86.5 million. We attribute the existing market sales decline to the following factors:

•                  a substantial decline in new residential construction, especially in the mid-Atlantic states;

•                  a slowdown in re-roofing and reconstruction activities in certain areas of Texas, the Gulf Coast and Southeastern US that were affected by Hurricanes Katrina and Rita; and

•                  overall estimated price decreases of 0% to 2% compared to 2006; partially offset by

•                  increased demand for non-residential roofing products, especially in the Northeast, Mid-Atlantic, Texas, and Canada;

•                  growth in complementary products, especially in the Shelter regions; and

•                  the positive impact of eight new branches opened in existing markets since June 30, 2006.

We opened two new branches in our existing markets during the third quarter of 2007 and one new branch in existing markets during the third quarter of 2006.  For 2007, our acquired markets had combined product group sales of $12.2, $70.6 and $3.7 million in residential roofing products, non-residential roofing products and complementary building products, respectively, while the product group sales for our existing markets were as follows:

For the Three Months Ended

	June 30, 2007		June 30, 2006
	Sales	Mix	Sales	Mix	Change
			(dollars in thousands)

Residential roofing products	$184,947	46.4%	$201,315	49.5%	$(16,368)	-8.1%
Non-residential roofing products	125,178	31.4%	118,988	29.2%	6,190	5.2%
Complementary building products	88,271	22.2%	86,799	21.3%	1,472	1.7%

	$398,396	100.0%	$407,102	100.0%	$(8,706)	-2.1%

Note: Total 2007 existing market sales of $398.4 million plus 2007 sales from acquired markets of $86.5 million equal $484.9 million of total 2007 sales. Our total 2006 sales of $407.1 million consisted entirely of sales from existing markets. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Three Months Ended

	June 30,	June 30,
	2007	2006	Change
	(dollars in millions)

Gross profit	$107.8	$100.3	$7.5		7.5%
Existing markets	93.2	100.3	(7.1)		-7.1%

Gross margin	22.2%	24.6%		-2.4%
Existing markets	23.4%	24.6%		-1.3%

Our existing markets’ gross profit declined $7.1 million or 7.1% in 2007, while acquired markets’ gross profit increased $14.7 million.  Existing markets’ gross margin decreased to 23.4% in 2007 from 24.6% in 2006. The decreases were caused primarily by increased competitive conditions due to the business slowdown in the industry. We experienced the highest margin compression in the markets that have a higher mix of new residential roofing sales, such as in our mid-Atlantic and California regions, while our other regions with a higher mix of re-roofing sales have experienced generally lower market compression in the 50-200 basis point range.  Our overall gross margin decreased to 22.2% from 24.6% due primarily to the same factors and from an increased sales mix of the traditionally lower gross margin non-residential roofing, mainly due to the addition of North Coast.

Operating Expenses

For the Three Months Ended

	June 30,	June 30,
	2007	2006	Change
	(dollars in millions)

Operating expenses	$81.2	$67.8	$13.4		19.7%
Existing markets	67.8	67.8	—		—

Operating expenses as a % of sales	16.7%	16.7%		—
Existing markets	17.0%	16.7%		0.3%

Our existing markets’ operating expenses were $67.8 million for both 2007 and 2006, while our acquired markets’ operating expenses totaled $13.4 million. Stock option expense increased $0.5 million. The acquired markets’ operating expenses included $2.1 million for the amortization of intangible assets recorded under purchase accounting. Although there was no change in our existing markets’ 2007 operating expenses compared to 2006, the following is a brief discussion of the major changes in the components of those expenses. Payroll and related costs increased by $0.8 million primarily from our additional eight branches, offset somewhat by payroll cost saving measures. We saw savings of $0.6 million in other general and administrative expenses and $0.6 million in other selling expenses from cost cutting, while warehouse expenses increased $0.3 million principally from our eight new branches opened in existing markets since June 30, 2006.  Depreciation and amortization expense increased $0.4 million in 2007 from 2006.

Existing markets’ operating expenses as a percentage of net sales increased to 17.0% from 16.7%, primarily due to the lower existing market sales and the relatively fixed nature of our operating expenses. Overall operating expenses remained unchanged at 16.7% of net sales in 2007 from 2006, due primarily to the inclusion of North Coast, which has lower operating costs as a percentage of sales.

Interest Expense

Interest expense increased $2.6 million to $7.4 million in 2007 from $4.8 million in 2006. We refinanced our credit facilities in November 2006 and incurred additional borrowings to finance our acquisitions, both of which increased our debt level since June 30, 2006. Interest rates also increased from the prior year, which affected our variable-rate debt.

Income Taxes

Income tax expense of $7.7 million was recorded in 2007, an effective tax rate of 40.2%, compared to income tax expense of $10.6 million in 2006, an effective tax rate of 38.3%. The increase in our overall effective tax rate was principally due to the impact of a reversal of previously accrued income taxes of $0.6 million in 2006.

Nine Months Ended June 30, 2007 (“YTD 2007”) Compared to the Nine Months Ended June 30, 2006 (“YTD 2006”)

Existing and Acquired Markets

For the Nine Months Ended
(Dollars in thousands)

	Existing Markets		Acquired Markets		Consolidated
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006

Net Sales	$707,304	$741,491	$444,720	$327,893	$1,152,024	$1,069,384

Gross Profit	166,676	181,154	99,060	80,621	265,736	261,775
Gross Margin	23.6%	24.4%	22.3%	24.6%	23.1%	24.5%

Operating Expenses	119,340	120,715	102,909	70,513	222,249	191,228
Operating Expenses as a % of Net Sales	16.9%	16.3%	23.1%	21.5%	19.3%	17.9%

Operating Income (Loss)	47,336	60,439	(3,849)	10,108	43,487	70,547
Operating Margin	6.7%	8.2%	-0.9%	3.1%	3.8%	6.6%

Net Sales

Consolidated net sales increased $82.6 million, or 7.7%, to $1.15 billion in YTD 2007 from $1.07 billion in YTD 2006. Existing market sales declined $34.2 million or 4.6%, while acquired markets contributed an increase of $116.8 million.  We attribute the existing market sales decline to the factors outlined below. After adjusting for the five fewer business days this year, our existing market sales decline for YTD 2007 was 2.1%, with significantly lower price inflation than in YTD 2006.

We believe our YTD 2007 existing market sales were affected by the following factors:

•                    a substantial decline in new residential construction, especially in the mid-Atlantic states;

•                    a significant slowdown in re-roofing and reconstruction activities in certain areas of Texas, the Gulf Coast and Southeastern US that were affected by Hurricanes Katrina and Rita;

•                    five fewer business days; and

•                    harsher winter conditions this year in the Northeast, Canada, and Midwest; partially offset by

•    the positive impact of six new branches opened in existing markets since June 30, 2006.

We opened five new branches in our existing markets and opened two and closed two in our acquired markets during YTD 2007, while we had opened five new branches in existing markets during YTD 2006.  For YTD 2007, our acquired markets had combined product group sales of $212.7, $141.0 and $91.0 million in residential roofing products, non-residential roofing products and complementary building products, respectively, while the product group sales for our existing markets were as follows:

For the Nine Months Ended

							% Change Based
	June 30, 2007		June 30, 2006				On Average Sales
	Sales	Mix	Sales	Mix	Change		Per Business Day
	(dollars in thousands)

Residential roofing products	$297,732	42.1%	$320,218	43.2%	$(22,486)	-7.0%	-4.6%
Non-residential roofing products	257,467	36.4%	251,380	33.9%	6,087	2.4%	5.1%
Complementary building products	152,105	21.5%	169,893	22.9%	(17,788)	-10.5%	-8.1%

	$707,304	100.0%	$741,491	100.0%	$(34,187)	-4.6%	-2.1%

Note: Total YTD 2007 existing market sales of $707.3 million plus YTD 2007 sales from acquired markets of $444.7 million equal $1,152.0 million of total YTD 2007 sales. Our total YTD 2006 sales of $1,069.4 million consisted of $741.5 million from existing markets plus $327.9 million from acquired markets. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit
For the Nine Months Ended

	June 30,	June 30,
	2007	2006	Change
	(dollars in millions)

Gross profit	$265.7	$261.8	$3.9		1.5%
Existing markets	166.7	181.2	(14.5)		-8.0%

Gross margin	23.1%	24.5%		-1.4%
Existing markets	23.6%	24.4%		0.8%

Our existing markets’ gross profit declined $14.5 million or 8.0% in YTD 2007, while acquired markets’ gross profit increased $18.4 million.  Existing markets’ gross margin decreased to 23.6% in YTD 2007 from 24.4% in YTD 2006. These decreases were caused by an increase in competitive conditions due to the business slowdown in the industry. Our overall gross margin has also decreased due primarily to those factors and the increase in product mix of traditionally lower gross margin non-residential roofing products.  We expect our future quarterly overall gross margins to fluctuate from 22% to 25% depending on our product mix and competitive circumstances.

Operating Expenses

For the Nine Months Ended

	June 30,	June 30,
	2007	2006	Change
	(dollars in millions)

Operating expenses	$222.2	$191.2	$31.0		16.2%
Existing markets	119.3	120.7	(1.4)		-1.1%

Operating expenses as a % of sales	19.3%	17.9%		1.4%
Existing markets	16.9%	16.3%		0.6%

Our existing markets’ operating expenses of $119.3 million decreased by 1.1% or $1.4 million from $120.7 million in 2006 while acquired markets’ operating expenses increased $32.4 million. Stock option expense increased $1.8 million. The acquired markets’ YTD 2007 and YTD 2006 operating expenses included $9.2 and $5.8 million, respectively, for the amortization of intangible assets recorded under purchase accounting. The existing markets’ operating expense decline was due primarily to lower payroll and related costs ($0.9 million), lower other general and administrative expenses ($0.5 million) and transportation and other selling expenses ($0.8 million) from cost-saving measures and from our lower sales volume, partially offset by increased warehouse expense ($1.3 million) principally from our six new branches opened in existing markets since June 30, 2006. In addition, existing markets’ general and administrative expenses have benefited from leveraging certain expenses over a larger base of branches, including our acquired markets. Depreciation and amortization expense increased $0.9 million in YTD 2007 from YTD 2006.

Existing markets’ operating expenses as a percentage of net sales increased to 16.9% from 16.3%, primarily due to the lower sales and the relatively fixed aspect of our operating expenses. Overall operating expenses increased to 19.3% of net sales in YTD 2007 from 17.9% in YTD 2006, primarily due to higher operating cost percentages at Shelter and Pacific and the impact from the additional amortization expense mentioned above, offset somewhat by a lower operating cost percentage at North Coast.

Interest Expense

Interest expense increased $7.0 million to $20.1 million in YTD 2007 from $13.1 million in YTD 2006. We refinanced our credit facilities in November 2006 and incurred additional borrowings to finance our acquisitions, both of which increased our debt level since June 30, 2006. Interest rates also increased from the prior year, which affects our variable rate-debt.

Income Taxes

Income tax expense was $9.4 million in YTD 2007, an effective tax rate of 40.2%, compared to $22.7 million in YTD 2006, which was an effective tax rate of 39.5%. The slight increase in our overall effective tax rate was principally due to the impact of reversals of previously accrued income taxes in 2006.

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

We generally experience an increase in inventory, accounts receivable and accounts payable during the first, third and fourth quarters of the year as a result of the seasonality of our business. Our peak borrowing level generally occurs during the third quarter, primarily because dated accounts payable offered by our suppliers typically are payable in April, May and June, while our peak accounts receivable collections typically occur from June through November.

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

(dollars in millions, except per share data)	Fiscal 2007			Fiscal 2006
(unaudited)	Qtr 1	Qtr 2	Qtr 3	Qtr 1	Qtr 2	Qtr 3	Qtr 4

Net sales	$380.2	$286.9	$484.9	$339.9	$322.4	$407.1	$431.3
Gross profit	91.7	66.2	107.8	83.7	77.8	100.3	102.2
Income (loss) from operations	21.1	(4.2)	26.7	25.7	12.4	32.5	29.7
Net income (loss)	$8.8	$(6.3)	$11.5	$12.9	$4.8	$17.1	$14.5

Earnings per Share - basic	$0.20	$(0.14)	$0.26	$0.32	$0.11	$0.39	$0.33
Earnings per Share - fully diluted	$0.20	$(0.14)	$0.26	$0.31	$0.11	$0.38	$0.32

Quarterly sales as % of year’s sales				22.6%	21.5%	27.1%	28.8%
Quarterly gross profit as % of year’s gross profit				23.0%	21.4%	27.6%	28.1%
Quarterly income from operations as % of year’s income from operations				25.6%	12.4%	32.4%	29.6%

The calculation of the net loss per share for the second quarter of 2007 did not include the effect of stock options since the impact would have been anti-dilutive.

Liquidity and Capital Resources

We had cash and cash equivalents of $7.2 million at June 30, 2007 compared to $1.1 million at June 30, 2006 and $1.8 million at September 30, 2006. Our net working capital was $233.5 million at June 30, 2007 compared to $161.6 million at June 30, 2006 and $205.4 million at September 30, 2006.

YTD 2007 Compared to YTD 2006

Our net cash provided by operating activities was $52.3 million for YTD 2007 compared to $65.8 million for YTD 2006. Our income from operations decreased to $43.5 million in YTD 2007 from $70.5 million in YTD 2006. Inventory levels, excluding the effect of acquisitions, increased by $13.9 million primarily due to a normal seasonal build-up, including at North Coast, and six new branches, with inventory turns in our existing markets consistent with YTD 2006. Accounts receivable, excluding the effect of acquisitions, increased by $19.6 million in YTD 2007, mostly due to seasonality, including at North Coast. The number of days outstanding for accounts receivable, based upon year-to-date sales, increased in YTD 2007, mainly due to our higher mix of non-residential roofing sales that generally have longer payment terms. The negative cash impact from the increases in accounts receivable and inventory was more than offset by a mostly seasonal increase of $43.0 million in accounts payable and accrued expenses.

Net cash used in investing activities in YTD 2007 was $141.6 million compared to $301.8 million in YTD 2006, due primarily to our acquisitions for which we paid $120.2 and $285.7 million, respectively. Net capital expenditures in YTD 2007 increased by $5.4 million compared to YTD 2006 due to a higher number of purchases of new transportation and warehouse equipment to service our larger number of branches.

Net cash provided by financing activities was $94.7 million in YTD 2007 compared to $243.4 million in YTD 2006. The net cash provided by financing activities in YTD 2007 primarily reflects borrowings under our new term loan to refinance our prior revolving facilities and term loans and payment of related deferred financing costs. The net cash provided by financing activities in YTD 2006 primarily reflected borrowings under our prior revolving lines of credit and term loans, mostly for our acquisitions, and the net proceeds from our secondary stock offering in December 2005.

Capital Resources

Our principal source of liquidity at June 30, 2007 was our cash and cash equivalents of $7.2 million and our available borrowings of $112.5 million under revolving lines of credit. Our borrowing base availability is determined primarily by trade accounts receivable, less outstanding borrowings. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets at September 30, 2006 and June 30, 2006 were classified as long-term liabilities in accordance with EITF Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Arrangements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

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

We believe we have adequate current liquidity and availability of capital to fund our present operations, meet our commitments on our existing debt and fund anticipated growth, including expansion in existing and targeted market areas. We continually seek potential acquisitions and from time to time hold discussions with acquisition candidates. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a strong base for obtaining additional financing resources at competitive rates and terms, as we have in the past. We may also issue additional shares of common stock to raise funds, which we did in December 2005, or we may issue preferred stock.

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

The Credit Facility consists of a U.S. revolving credit facility of $150 million (the “US Revolver”), which includes a sub-facility of $20 million for letters of credit, and an initial $350 million term loan (the “Term Loan”). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the “Canada Revolver”). There was a combined $112.5 million available for borrowings under the US Revolver and Canadian Revolver at June 30, 2007 and $44.6 million outstanding. There were $6.5 million of outstanding standby letters of credit at June 30, 2007. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.9 million, and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

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

•                  the current LIBOR Rate plus a margin of 1.00% (for U.S. Revolver loans) or 2.00% (for Term Loan).

Interest under the Canadian credit facility is payable at our election at either of the following rates:

•                  an index rate (that is the higher of (1) the Canadian prime rate as quoted in The Globe and Mail and (2) the 30-day BA Rate plus 0.75%), or

•                  the BA rate as described in the Canadian facility plus 1.00%.

The US Revolver currently carries an interest rate of LIBOR plus 1% (6.32% at June 30, 2007), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75% (6.00% at June 30, 2007), and the Term Loan carries an interest rate of LIBOR plus 2% (7.32% at June 30, 2007). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year. Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

On the last day of each fiscal quarter, commencing with the quarter ended December 31, 2006, our Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0.

Capital Expenditures

We cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

As of June 30, 2007, we were in compliance with these covenants. Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

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

At the time of the refinancing discussed above, there was $227.8 million of borrowings outstanding under the prior revolvers. The outstanding revolver borrowings at that date carried a weighted-average interest rate of 7.03%. The outstanding revolver borrowings at September 30, 2006 and June 30, 2006 carried weighted-average interest rates of 6.97% and 7.05%, respectively, and were classified as long-term debt since the amounts were expected to be outstanding for greater than one year.

Equipment Financing Facilities

We have two equipment financing facilities that allow for the financing of purchased transportation and material handling equipment totaling $32.9 million with $14.9 million of remaining availability as of June 30, 2007. There was $18.0 million of equipment financing loans outstanding at June 30, 2007, with fixed interest rates ranging from 4.7% to 7.4%.

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

At June 30, 2007, we had $348.3 million of term loans outstanding under our Credit Facility. Our weighted-average effective interest rate on that debt, after considering the effect of the interest rate swaps, was 7.13% at June 30, 2007. A hypothetical 10% increase in interest rates in effect at June 30, 2007, would have increased annual interest expense on the borrowings outstanding at that date by approximately $2.5 million.

We enter into interest rate swaps and collars to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The collar agreements, also discussed below, provide for fixed-rate caps and floors. The aggregate fair value of these swaps and collars represented a gain of $2.0 million at June 30, 2007. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at June 30, 2007, would result in an aggregate (loss) or gain in value of the swaps and collars of approximately ($2.8) million or $2.9 million, respectively.

Financial Derivatives

As discussed above, we use interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of our variable-rate borrowings into fixed-rate borrowings. We had interest rate derivative instruments outstanding in a total notional amount of $300 million at June 30, 2007, which consisted of: a) interest rate swaps totaling $200 million, expiring in February 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in March 2010 with a floor rate of 3.99% and a cap rate of 5.75%; and c) a $50 million interest rate collar expiring in February 2010 with a floor rate of 3.75% and a cap rate of 6.00%. We entered into these instruments during the second quarter of 2007 and cancelled the prior interest rate derivative instruments that had notional amounts totaling $150 million. The increase in the total notional amount was due to the increased borrowings under our Credit Facility. The current derivative instruments are designated as cash flow hedges, for which we record the effective portions of changes in their fair value, net of tax, in other comprehensive income. We recognize any ineffective portion of our hedges in earnings, of which there has been none to date. The prior derivative instruments were not designated as hedges and therefore changes in their fair values were recorded in interest expense.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended September 30, 2006.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of June 30, 2007, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2007, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Items 1-5 are not applicable and have been omitted.

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

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2007.

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