Form 10-K
period 2007-09-30
BEACON ROOFING SUPPLY INC
filed 2007-11-28
CIK 1124941

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 000-50924

BEACON ROOFING SUPPLY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4173371 (I.R.S. Employer Identification No.)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the end of the second quarter ended March 31, 2007 was $708,810,811.

        The number of shares of common stock outstanding as of November 15, 2007 was 44,273,312.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

Table of Contents
BEACON ROOFING SUPPLY, INC.

Index to Annual Report
on Form 10-K

Year Ended September 30, 2007

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

ii

PART I

ITEM 1.    BUSINESS

Overview

        We are one of the largest distributors of residential and non-residential roofing materials in the United States and Canada. We also distribute other complementary building materials, including siding, windows, specialty lumber products and waterproofing systems for residential and nonresidential building exteriors. We currently operate 178 branches in 34 states and 3 Canadian provinces, carrying up to 10,000 SKUs and serving more than 40,000 customers. We are a leading distributor of roofing materials in key metropolitan markets in the Northeast, Mid-Atlantic, Midwest, Central Plains, South and Southwest regions of the United States and in Eastern Canada.

        For the fiscal year ended September 30, 2007, residential roofing products comprised 42% of our sales, non-residential roofing products accounted for 36% of our sales, and siding, waterproofing systems, windows, specialty lumber and other exterior building products provided the remaining 22% of our sales.

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

        We have achieved our growth through a combination of seventeen strategic and complementary acquisitions between 1998 and 2007, opening new branch locations, acquiring branches and broadening our product offering. We have grown from $76.7 million in sales in fiscal year 1998 to $1.65 billion in sales in fiscal year 2007, which represents a compound annual growth rate of 40.6%. Our internal growth, which includes growth from existing and newly opened branches but excludes growth from acquired branches, was 5.6% per annum over the same period. Acquired branches are excluded from internal growth measures until they have been under our ownership for at least four full fiscal quarters at the start of the reporting period. During this ten-year period, we opened thirty-two new branch locations and our same store sales increased an average of 1.9% per annum. Same store sales are defined as the aggregate sales from branches open for the entire comparable annual periods within the eight-year period. Income from operations has increased from $5.3 million in fiscal year 1998 to $69.8 million in fiscal year 2007, which represents a compound annual growth rate of 12.2%. We believe that our proven business model can deliver industry-leading growth and operating profit margins.

        In fiscal 2007, we had internal contraction of 4.8% and 18.4% in sales and income from operations, respectively, over fiscal 2006. Fiscal year 2007 had four fewer business days as compared to fiscal 2006, which we believe negatively affected annual existing market sales by approximately 1.5%. We also opened eight new branch locations, closed two locations, and acquired seventeen branches through our acquisitions of North Coast Commercial Roofing Systems, Inc. ("North Coast") and Wholesale Roofing Supply ("WRS").

History

        Our predecessor, Beacon Sales Company, Inc., was founded in Charlestown, Massachusetts (a part of Boston) in 1928. In 1984, when our former Chairman Andrew Logie acquired Beacon Sales Company with other investors, Beacon operated three distribution facilities and generated approximately $16 million in annual revenue. In August 1997, Code, Hennessy & Simmons III, L.P., a Chicago-based private equity fund, and certain members of management, purchased Beacon Sales Company to use it as a platform to acquire leading regional roofing materials distributors throughout the United States and Canada. At the time of the purchase by Code Hennessy and management, Beacon Sales Company operated seven branches in New England and generated approximately $72 million of revenue annually, primarily from the sale of non-residential roofing products. Since 1997, we have made seventeen strategic and complementary acquisitions. Also since 1997, we have opened a total of thirty-two new branches. We have also expanded our product offerings to offer more residential roofing products and complementary exterior building materials and related services. Our strategic acquisitions, branch expansions, and product line extensions have increased the diversity of both our customer base and local market focus and generated cost savings through increased purchasing power and reduced overhead expenses as a percentage of net sales. We completed an initial public offering ("IPO") and became a public company in September 2004, and completed a secondary stock offering in December 2005.

        We were incorporated in Delaware in 1997. Our principal executive offices are located at One Lakeland Park Drive, Peabody, MA 01960 and our telephone number is (978) 535-7668. Our Internet website address is www.beaconroofingsupply.com.

U.S. Industry Overview

        The U.S. roofing market, based upon manufacturer sales to distributors and others, was estimated to be approximately $12.7 billion in 2005, which is the most recent annual data available to us, and is projected to grow 1.9% annually through 2010 to $14.0 billion. We believe this rate of growth is consistent with the stable long-term growth rates in the industry over the past 40 years.

        The U.S. roofing market can be separated into two categories: the residential roofing market and the non-residential roofing market. The residential roofing market accounted for approximately 65% of the total U.S. market by volume in 2005. Through the end of the decade, non-residential roofing construction is expected to grow faster than residential roofing construction.

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

        Regional variations in economic activity influence the level of demand for roofing products across the United States. Of particular importance are regional differences in the level of new home construction and renovation, since the residential market for roofing products accounts for approximately 65% of demand. Demographic trends, including population growth and migration, contribute to regional variations in residential demand for roofing products through their influence on regional housing starts and existing home sales.

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

Residential roofing market

        Within the residential roofing market, the re-roofing market is more than twice the size of the new roofing market, accounting for over 67% of the residential roofing demand in 2005. Over the next several years, re-roofing demand is expected to continue to exceed new roofing demand with the share of re-roofing expected to increase to 74% in 2010.

        Driving this demand for re-roofing is an aging U.S. housing stock. Over one-third of the U.S. housing stock was built prior to 1960, with the median age of U.S. homes being over 30 years. Asphalt shingles, which dominate the residential re-roofing market with over an 80% share, have an expected useful life of 15 to 20 years.

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

        Within the new construction portion of the residential roofing market, housing starts together with larger average roof sizes have supported prior growth in new residential roofing demand. New housing starts declined during 2006 and 2007, and the pace may continue at the lower levels or decline further in the near future.

Non-residential roofing market

        Demand for roofing products used on non-residential buildings is forecast to advance at a faster rate than roofing products used in residential construction, as a result of a continued growth in construction activity in the office, commercial and industrial markets. New non-residential roofing is currently the fastest-growing portion of the U.S. roofing market. Good economic conditions, including a continued positive outlook for business and capital spending, are expected to drive expenditures for non-residential roofing. High-margin metal roofing is expected to play an important role in the increased demand.

        In 2005, re-roofing projects represented approximately 79% of the total non-residential demand. Re-roofing activity tends to be less cyclical than new construction and depends in part upon the types of materials on existing roofs, their expected lifespan and intervening factors such as wind or water damage.

        The non-residential roofing market includes an office and commercial market, an industrial market and an institutional market. Office and commercial roofing projects, the single largest component of the non-residential roofing market at 53%, are expected to continue to show gains. Industrial roofing projects, representing 24% of non-residential roofing product sales, should also grow. Following a large contraction in non-residential construction from 2000 to 2002, non-residential roofing sales rebounded strongly in recent years.

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

        These complementary products also significantly contribute to the overall building products market. In 2005, the U.S. siding market was approximately $10 billion and the U.S. window and door industry was approximately $30 billion. Both of these markets are expected to grow in line with that of the roofing industry over the next several years.

Our Strengths

        We believe the sales and earnings growth we have achieved over time has been and will continue to be driven by our primary competitive strengths, which include the following:

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

  •
  Superior customer service.    We believe that our high level of customer service and support differentiates us from our competitors. We employ experienced salespeople who provide advice and assistance in properly identifying products for various applications. We also provide services such as safe and timely job site delivery, logistical support and marketing assistance. We believe that the services provided by our employees improve our customers' efficiency and profitability which, in turn, strengthens our customer relationships.

  •
  Strong platform for growth and acquisition.    Since 1997, we have consistently increased revenue at rates well in excess of the growth in the overall roofing materials distribution industry. We have expanded our business through strategic acquisitions, new branch openings, branch acquisitions and the diversification of our product offering. We have successfully acquired companies and, for most of them, improved their financial and operating performance after acquisition.

  •
  Sophisticated IT platform.    All of our locations, except for one fabrication facility, operate on the same management information systems. We have made a significant investment in our information systems, which we believe are among the most advanced in the roofing distribution industry. These systems provide us with a consistent platform across all of our operations that helps us achieve additional cost reductions, greater operating efficiencies, improved purchasing, pricing and inventory management and a higher level of customer service. Our systems have substantial capacity to handle our future growth without requiring significant additional investment.

  •
  Industry-leading management team.    We believe that our key personnel, including branch managers, are among the most experienced in the roofing industry. Our executive officers, regional vice presidents and branch managers have an average of over 11 years of roofing industry experience.

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

  •
  Pursue acquisitions of regional market-leading roofing materials distributors.    Acquisitions are an important component of our growth strategy. We believe that there are significant opportunities to grow our business through disciplined, strategic acquisitions. With only a few large, well-capitalized competitors in the industry, we believe we can continue to build on our distribution platform by successfully acquiring additional roofing materials distributors. Between 1998 and 2007, we successfully integrated seventeen strategic and complementary acquisitions.

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

Product Portfolio

Complementary building products
Residential roofing products	Non-residential roofing products
		Siding	Windows/Doors
Asphalt shingles
Synthetic slate and tile
Clay tile
Concrete tile
Slate
Nail base insulation
Metal roofing
Felt
Wood shingles and
    shakes
Nails and fasteners
Prefabricated flashings
Ridges and soffit vents
Gutters and
    downspouts
Other accessories	Single-ply roofing
Asphalt
Metal
Modified bitumen
Built-up roofing
Cements and coatings
Insulation—flat stock
    and tapered
Commercial fasteners
Metal edges and
    flashings
Skylights, smoke vents
    and roof hatches
Sheet metal, including
    copper, aluminum
        and steel
Other accessories	Vinyl siding Red, white and yellow cedar siding Fiber cement siding Soffits House wraps and vapor barriers Other Waterproofing systems Building insulation Air barrier systems Gypsum	Vinyl windows
Aluminum windows
Wood windows
Turn-key windows
Doors

 Specialty Lumber
Redwood
Red cedar decking
Mahogany decking
Pressure treated lumber
Fire treated plywood
Synthetic decking
PVC trim boards
Millwork
Custom millwork

        The products that we distribute are supplied by the industry's leading manufacturers of high-quality roofing materials and related products, such as Alcoa, Carlisle, Certainteed, EMCO, Firestone, GAF/Elk Materials, Johns Manville, Owens Corning, Tamko, and Revere Copper.

        In the residential market, asphalt shingles comprise the largest share of the products we sell. We believe that we have also developed a specialty niche in the residential roofing market by distributing products such as high-end shingles, copper gutters and metal roofing products, as well as specialty lumber products for residential applications, including redwood, white and red cedar shingles, red cedar siding, and mahogany and red cedar decking. Additionally, we distribute gutters, downspouts, tools, nails, vinyl siding, windows, decking and related exterior shelter products to meet the needs of our residential roofing customers.

        In the non-residential market, single-ply roofing systems comprise the largest share of our products. Our single-ply roofing systems consist primarily of Ethylene Propylene Diene Monomer (synthetic rubber), or EPDM, and thermoplastic, or TPO, roofing materials and related components. In addition to the broad range of single-ply roofing components, we sell the insulation that is required as part of most non-residential roofing applications. Our insulation products include tapered insulation, which has been a high-growth product line. Our remaining non-residential products include metal roofing and flashings, fasteners, fabrics, coatings, roof drains, modified bitumen, built-up roofing and asphalt.

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

Customers

        Our diverse customer base consists of more than 40,000 contractors, home builders, building owners, and other resellers primarily in the Southeast, Northeast, Central Plains, Midwest, Southwest and Mid-Atlantic regions of the United States, as well as in Eastern Canada. Our typical customer varies by end market, with relatively small contractors in the residential market and small to large-sized contractors in the non-residential market. To a lesser extent, our customer base includes general contractors, retailers and building materials suppliers.

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

Sales organization

        We have attracted and retained an experienced sales force of more than 1,000 people who are responsible for generating revenue at the local branch level. The expertise of our salespeople helps us to increase sales to existing customers and add new customers.

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

        In addition to our outside and inside sales forces, we represent certain manufacturers for particular manufacturers' products. Currently, we have developed relationships with Carlisle, Johns Manville, Owens Corning, Soprema and Firestone on this basis. We currently employ 20 representatives who act as liaisons (on behalf of property owners, architects, specifiers and consultants) between these roofing materials manufacturers and professional contractors.

Marketing

        In order to capitalize on the local customer relationships that we have established and benefit from the brands developed by our regional branches, we have maintained the trade names of most of the businesses that we have acquired. These trade names—Alabama Roofing Supply, Beacon Roofing Supply Canada Company, Beacon Sales Company, Best Distributing, Coastal Metals, Dealer's Choice, Forest, GLACO, Groupe Bedard, JGA Corp., Lafayette Woodworks, North Coast Commercial Roofing Systems, Mississippi Roofing Supply, Pacific Supply, Quality Roofing Supply, Roof Depot, Roofing and Sheet Metal of Tulsa, Shelter Distribution, Southern Roof Center, The Roof Center, West End Lumber and Wholesale Roofing Supply—are well-known in the local markets in which the respective branches compete and are associated with the provision of high-quality products and customer service.

        As a supplement to the efforts of our sales force, each of our branches communicates with residential and non-residential contractors in their local markets through newsletters, direct mail and the Internet. In order to build and strengthen relationships with customers and vendors, we sponsor and promote our own regional trade shows, which feature general business and roofing seminars for our customers and product demonstrations by our vendors. In addition, we attend numerous industry trade shows throughout the regions in which we compete, and we are an active member of the National Roofing Contractors Association, as well as regional contractors' associations.

Purchasing and suppliers

        Our status as a leader in our core geographic markets, as well as our reputation in the industry, has allowed us to forge strong relationships with numerous manufacturers of roofing materials and related products, including Alcoa, Carlisle, Certainteed, Firestone, GAF/Elk Materials, Johns Manville, Owens Corning, Soprema and Tamko.

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

Operations

Facilities

        Our network of 178 branches serves metropolitan areas in 34 states and three Canadian provinces. This network has enabled us to effectively and efficiently serve a broad customer base and to achieve a leading market position in each of our core geographic markets.

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

Fleet

        Our distribution infrastructure supports more than 700,000 deliveries annually. To accomplish this, we maintain a dedicated owned fleet of 648 straight trucks, 238 tractors and 425 trailers. Nearly all of our delivery vehicles are equipped with specialized equipment, including 651 truck-mounted forklifts, cranes, hydraulic booms and conveyors, which are necessary to deliver products to rooftop job sites in an efficient and safe manner.

        Our branches focus on providing materials to customers who are located within a two-hour radius of their respective facilities. We make deliveries five days per week.

Management information systems

        We have fully integrated management information systems. Our systems are consistently implemented across our branches and acquired businesses are promptly moved to our system following acquisition. Our systems support every major internal operational function, except payroll, providing complete integration of purchasing, receiving, order processing, shipping, inventory management, sales analysis and accounting. The same databases are shared within the system, allowing our branches to easily acquire products from other branches or schedule deliveries by other branches, greatly enhancing our customer service. Our system also has a sophisticated pricing matrix which allows us to refine pricing by region, branch, type of customer, customer, or even a specific customer project. In addition, our system allows us to monitor all branch and regional performance centrally. We have centralized many functions to leverage our size, including accounts payable, insurance, employee benefits, vendor relations, and banking.

        All of our branches are connected to our IBM AS400 computer network by secure Internet connections or private data lines. We maintain a second IBM AS400 as a disaster recovery system, and information is backed up to this system throughout each business day. We have the capability of electronically switching our domestic operations to the disaster recovery system.

        We have created a financial reporting package that allows us to send branches information they can use to compare branch by branch financial performance, which we believe is essential to operating each branch efficiently and more profitably. We have also developed a benchmarking report which enables us to compare all of our branches' performance in 12 critical areas.

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

Competition

        Although we are among the three largest roofing materials distributors in the United States and Canada, the U.S. roofing supply industry is highly competitive. The vast majority of our competition comes from local and regional roofing supply distributors, and, to a much lesser extent, other building supply distributors and "big box" retailers. Among distributors, we compete against a small number of large distributors and many small, local, privately-owned distributors. The principal competitive factors in our business include, but are not limited to, the availability of materials and supplies; technical product knowledge and expertise; advisory or other service capabilities; pricing of products; and availability of credit. We generally compete on the basis of the quality of our services, product quality, and, to a lesser extent, price. We compete not only for customers within the roofing supply industry but also for personnel.

Employees

        As of September 30, 2007, we had 2,708 employees, consisting of 765 in sales and marketing, 247 in branch management, including supervisors, 1,345 warehouse workers, helpers and drivers, and 351 general and administrative personnel.

        We believe that our employee relations are good. Twenty-one of our employees are currently represented by a labor union and covered by a collective bargaining agreement.

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

        Our future success is highly dependent upon the services of Robert Buck, Chief Executive Officer and Chairman of the Board, Paul Isabella, President and Chief Operating Officer, and David Grace, Chief Financial Officer. Our success will continue to depend to a significant extent on our executive officers and key management personnel, including our regional vice presidents. We do not have key man life insurance covering any of our executive officers. We may not be able to retain our executive officers and key personnel or attract additional qualified management. The loss of any of our executive officers or other key management personnel, or our inability to recruit and retain qualified personnel, could hurt our ability to operate and make it difficult to execute our acquisition and internal growth strategies.

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

        We sell a portion of our products for new residential and non-residential construction. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence. Downturns in the regions and markets we serve could result in lower revenues and, since many of our expenses are fixed, lower profitability. New housing starts declined during 2006 and 2007 and the pace may continue at the lower levels or decline further and commercial construction activity, which has been high in recent years, could decline as well.

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

        Acquisitions frequently result in the recording of goodwill and other intangible assets. At September 30, 2007, goodwill represented approximately 35% of our total assets. Goodwill is no longer amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our single reporting unit. Our accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine fair value using a market approach to value our business.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease 181 facilities, including our headquarters and other support facilities, throughout the United States and Eastern Canada. These leased facilities range in size from 2,000 square feet to 138,716 square feet. We have sublet two facilities. In addition, we own twelve sales/warehouse facilities located in Manchester, New Hampshire; Reading, Pennsylvania; Montreal, Quebec (2); Sainte-Foy, Quebec; Delson, Quebec; Salisbury, Maryland; Hartford, Connecticut; Cranston, Rhode Island; Lancaster, Pennsylvania; Jacksonville, Florida and Easton, Maryland. These owned facilities range in size from 11,500 square feet to 48,900 square feet. All of the owned facilities are mortgaged to our senior lenders. We believe that our properties are in good operating condition and adequately serve our current business operations.

        As of November 15, 2007, our 178 branches and 16 other facilities, including one branch in New Jersey that was not yet opened at September 30, 2007, were located in the following states and provinces:

State	Number of Branches	Other
Alabama	4
Arkansas	4
California	4
Connecticut	2	1
Delaware	2
Florida	2
Georgia	7	1
Illinois	7
Indiana	9
Iowa	1
Kansas	4
Kentucky	6	1
Louisiana	4	4
Maine	1
Maryland	14	2
Massachusetts	9
Michigan	4
Minnesota	2
Mississippi	2
Missouri	6
Nebraska	3
New Hampshire	1
New Jersey		1
New York	1
North Carolina	11
Ohio	4
Oklahoma	2
Pennsylvania	13
Rhode Island	1
South Carolina	3
Tennessee	4
Texas	20	2
Vermont	1
Virginia	9	2
West Virginia	2

Subtotal—U.S.	169	14

Canadian Provinces
Manitoba	1
Ontario	4
Quebec	4	1

Subtotal—Canada	9	1

Total	178	15

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of the year ended September 30, 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock trades on The NASDAQ Global Select Market under the symbol "BECN". The following table lists quarterly information on the price range of our common stock based on the high and low reported sale prices for our common stock as reported by NASDAQ for the periods indicated below, adjusted for the June 2006 three-for-two stock split.

	High	Low
Year ended September 30, 2006:
First quarter	$22.16	$17.07
Second quarter	$27.62	$18.54
Third quarter	$28.97	$20.26
Fourth quarter	$22.73	$16.00
Year ended September 30, 2007:
First quarter	$24.16	$18.65
Second quarter	$21.50	$14.97
Third quarter	$18.88	$15.54
Fourth quarter	$17.12	$9.63

        There were 32 holders of record of our common stock as of November 15, 2007.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        No purchases of our equity securities were made by us or any affiliated entity during the fourth quarter of the year ended September 30, 2007.

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

Performance Graph

        The following graph compares the cumulative total shareholder return (including reinvestment of dividends) of Beacon Roofing Supply, Inc.'s common stock based on its market prices, beginning with the date our stock first traded and each fiscal year thereafter, with (i) the Nasdaq Index and (ii) the S&P 1500 Building Products Index.

The line graph assumes that $100 was invested in our common stock, the Nasdaq Index and the S&P 1500 Building Products Index on September 23, 2004. The closing price of our common stock on September 30, 2007 was $10.22. The stock price performance of Beacon Roofing Supply, Inc.'s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

ITEM 6.    SELECTED FINANCIAL DATA

        You should read the following selected financial information together with our financial statements and related notes and "Management's discussion and analysis of financial condition and results of operations" also included in this Form 10-K. We have derived the statement of operations data for the years ended September 30, 2007, September 30, 2006, and September 24, 2005, and the balance sheet information at September 30, 2007 and September 30, 2006, from our audited financial statements included in this Form 10-K. We have derived the statements of operations data for the years ended September 25, 2004 and September 27, 2003, and the balance sheet data at September 24, 2005, September 25, 2004 and September 27, 2003, from our audited financial statements not included in this Form 10-K. Certain prior-year amounts have been reclassified to conform to the current year presentation.

	Fiscal year ended
(Dollars in Thousands)	September 30, 2007	September 30, 2006 (53 weeks)	September 24, 2005	September 25, 2004	September 27, 2003
Statement of operations data:
Net sales	$1,645,785	$1,500,637	$850,928	$652,909	$559,540
Cost of products sold	1,271,868	1,136,500	643,733	487,200	418,662

Gross profit	373,917	364,137	207,195	165,709	140,878
Operating expenses (includes stock-based compensation expense of $4,983, $3,222, $690 and $10,299 for the years ended 2007, 2006, 2005, and 2004 respectively)	304,109	263,836	146,476	131,037	109,586

Income from operations	69,808	100,301	60,719	34,672	31,292
Interest expense	(27,434)	(19,461)	(4,911)	(11,621)	(14,052)
Change in value of warrant derivatives(1)	—	—	—	(24,992)	(2,614)
Loss on early retirement of debt	—	—	(915)	(3,285)	—
Income taxes	(17,095)	(31,529)	(21,976)	(10,129)	(7,521)

Net income (loss)	$25,279	$49,311	$32,917	$(15,355)	$7,105

Net income (loss) per share
Basic	$0.57	$1.15	$0.83	$(0.57)	$0.27
Diluted	$0.56	$1.12	$0.80	$(0.57)	$0.26
Weighted average shares outstanding
Basic	44,083,915	42,903,279	39,716,933	26,857,805	26,762,964
Diluted	44,971,932	44,044,769	41,118,944	26,857,805	27,345,683
Other financial and operating data:
Depreciation and amortization	$32,863	$23,792	$8,748	$6,922	$6,047
Capital expenditures (excluding acquisitions)	$23,132	$19,063	$10,811	$5,127	$4,978
Number of branches at end of period	178	155	84	67	65

(1)
The change in value of warrant derivatives represented changes in the fair market value of certain warrants previously issued in connection with debt financings that were redeemed on September 28, 2004.

(In Thousands)	September 30, 2007	September 30, 2006	September 24, 2005	September 25, 2004	September 27, 2003
Balance sheet data:
Cash and cash equivalents	$6,469	$1,847	$—	$—	$64

Total assets	$1,006,660	$839,890	$386,987	$301,498	$275,708

Current debt and warrant derivative liability:
Cash overdraft	$—	$—	$6,107	$3,694	$—
Warrant derivative liabilities	—	—	—	34,335	3,683
Borrowings under revolving lines of credit, current portions of long-term debt and other obligations	34,773	6,657	6,348	50,744	69,031

	$34,773	$6,657	$12,455	$88,773	$72,714

Long-term debt, net of current portions:
Borrowings under revolving lines of credit	$—	$229,752	$63,769	$—	$—
Senior notes payable and other obligations	343,000	69,282	20,156	22,660	149
Junior subordinated notes payable	—	—	—	17,071	35,171
Subordinated notes payable to related parties and notes payable to stockholders	—	—	—	29,442	27,087
Other long-term obligations	31,270	10,610	1,668	976	497

	$374,270	$309,644	$85,593	$70,149	$62,904

Warrant derivative liabilities long-term	$—	$—	$—	$—	$8,243

Stockholders' equity	$323,850	$291,169	$178,745	$38,245	$41,766

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Form 10-K. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information due to the factors discussed under "Risk factors," "Forward-looking statements" and elsewhere in this Form 10-K. Certain tabular information will not foot due to rounding.

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

        We carry up to 10,000 SKUs through 178 branches in the United States and Canada. In fiscal year 2007, approximately 94% of our net sales were in the United States. We stock one of the most extensive assortments of high-quality branded products in the industry, enabling us to deliver products to our customers on a timely basis.

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

        Our growth strategy includes both internal growth (opening new branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. Our main acquisition strategy is to target market leaders in geographic areas that we presently do not serve. Our April 2007 acquisition of North Coast Commercial Roofing Systems, Inc is an example of this approach. North Coast is a leading distributor of commercial roofing systems and related accessories, based in Twinsburg, Ohio, with 16 locations in Ohio, Illinois, Indiana, Kentucky, Michigan, New York, Pennsylvania and West Virginia at the time of the acquisition. There was minimal branch overlap with our existing operations. We also have acquired smaller companies to supplement branch openings within an existing region. Our May 2007 acquisition of Wholesale Roofing Supply ("WRS"), a single location distributor of residential and commercial roofing products located in Knoxville, Tennessee, which we integrated into our Best Distributing region in the Carolinas, is an example of such an acquisition.

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

        We also sell complementary building products such as:

  •
  vinyl siding;

  •
  doors, windows and millwork;

  •
  wood and fiber cement siding;

  •
  residential insulation; and

  •
  waterproofing systems.

        The following is a summary of our net sales by product group for the last three full fiscal years:

	Year Ended
	September 30, 2007		September 30, 2006		September 24, 2005
	Net Sales	Mix	Net Sales	Mix	Net Sales	Mix
Residential roofing products	$699,278	42.5%	$731,704	48.8%	$346,293	40.7%
Non-residential roofing products	591,905	36.0%	448,042	29.9%	305,604	35.9%
Complementary building products	354,602	21.5%	320,891	21.4%	199,031	23.4%

	$1,645,785	100.0%	$1,500,637	100.0%	$850,928	100.0%

        We have over 40,000 customers, none of which represents more than 0.5% of our net sales. Many of our customers are small to mid-size contractors with relatively limited capital resources. We maintain strict credit approval and review policies, which in the past has helped to keep losses from customer receivables within our expectations. For the past seven years, bad debts have averaged approximately 0.3% of net sales.

        Our expenses consist primarily of the cost of products purchased for resale, labor, fleet, occupancy, and selling and administrative expenses. We compete for business and may respond to competitive pressures by lowering prices in order to maintain our market share.

        In September 2007, we amended our by-laws to change our year-end date to September 30 of each fiscal year. Prior to that amendment, we used a 52/53 week fiscal year ending on the last Saturday of September. Our fiscal years ended September 24, 2005 ("2005") and September 30, 2007 ("2007") contained 52 weeks, while the fiscal year ended September 30, 2006 ("2006") contained 53 weeks.

        Since 1997, we have made seventeen strategic and complementary acquisitions and opened 32 new branches. We opened six branches each in 2005 and 2006, and eight in 2007. When we open a new branch, we transfer a certain level of existing business from an existing branch to the new branch. This allows the new branch to commence with a base business and also allows the existing branch to target other growth opportunities.

        In managing our business, we consider all growth, including the opening of new branches, to be internal growth unless it is a result of an acquisition. In our management's discussion and analysis of financial condition and results of operations, when we refer to growth in existing markets, we include growth from existing and newly-opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the reporting period. Our average annual internal sales growth over the three fiscal years since our IPO was 8.1%.

Results of operations

        The following discussion compares our results of operations for 2007, 2006 and 2005.

        The following table shows, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the period presented. Percentages may not foot due to rounding.

	Year ended
	September 30, 2007	September 30, 2006	September 24, 2005
Net sales	100.0%	100.0%	100.0%
Cost of products sold	77.3	75.7	75.7

Gross margin	22.7	24.3	24.3
Operating expenses	18.5	17.6	17.2

Income from operations	4.2	6.7	7.1
Interest expense	(1.7)	(1.3)	(0.6)
Loss on early retirement of debt	—	—	(0.1)

Income before income taxes	2.6	5.4	6.5
Income taxes	(1.0)	(2.1)	(2.6)

Net income	1.5%	3.3%	3.9%

2007 compared to 2006

        The following table shows a summary of our results of operations for 2007 and 2006, broken down by existing markets and acquired markets.

For the Fiscal Years Ended

	Existing Markets		Acquired Markets		Consolidated
	2007	2006	2007	2006	2007	2006
	(in thousands)
Net sales	$970,457	$1,019,858	$675,328	$480,779	$1,645,785	$1,500,637
Gross profit	227,274	247,137	146,643	117,000	373,917	364,137
Gross margin	23.4%	24.2%	21.7%	24.3%	22.7%	24.3%
Operating expenses	157,946	162,204	146,163	101,632	304,109	263,836
Operating expenses as a % of net sales	16.3%	15.9%	21.6%	21.1%	18.5%	17.6%
Operating income	$69,328	$84,933	$480	$15,368	$69,808	$100,301
Operating margin	7.1%	8.3%	0.1%	3.2%	4.2%	6.7%

Net Sales

        Consolidated net sales increased $145.1 million, or 9.7%, to $1,645.8 million in 2007 from $1,500.6 million in 2006. Sales from acquired markets increased $194.5 million, while existing markets saw internal contraction of $49.4 million, or 4.8%. There were four fewer business days in 2007 as compared to 2006, which we believe decreased annual existing market sales by approximately 1.5%. During 2007, we added 17 branches through acquisitions, opened eight new branches and closed two branches. The product group sales for our existing markets were as follows:

For the fiscal years ended

	Existing Markets
							%Change Based On Average Sales Per Business Day
	2007		2006		Change
	Net Sales	Mix	Net Sales	Mix
	(dollars in millions)
Residential roofing products	$399.3	41.1%	$435.1	42.7%	$(35.8)	-8.2%	-6.8%
Non-residential roofing products	365.7	37.7%	356.1	34.9%	9.6	2.7%	4.3%
Complementary building products	205.5	21.2%	228.7	22.4%	(23.2)	-10.1%	-8.7%

	$970.5	100.0%	$1,019.9	100.0%	$(49.4)	-4.8%	-3.3%

Note: Total 2007 existing market sales of $970.5 million plus 2007 sales from acquired markets of $675.3 million equal $1,645.8 million of total 2007 sales. Our acquired markets had product group sales of $300.0, $226.2 and $149.1 million in residential roofing products, non-residential roofing products, and complementary building products, respectively for 2007. Total 2006 existing market sales of $1,019.9 million plus 2006 sales from acquired markets of $480.8 million equal $1,500.6 million of total 2006 sales. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

        Our existing market sales were affected by the following factors:

  •
  a substantial decline in new residential construction, especially in the mid-Atlantic states;

  •
  a significant slowdown in re-roofing and reconstruction activities in certain areas of Texas, the Gulf Coast and Southeastern US affected by Hurricanes Katrina and Rita;

  •
  four fewer business days; and

  •
  harsher winter conditions this year in the Northeast, Canada, and Midwest; partially offset by the positive impact of:
  •
  continued growth in non-residential roofing; and

  •
  six new branches opened in existing markets since September 30, 2006.

Gross Profit

	2007	2006	Change
	(dollars in millions)
Gross profit	$373.9	$364.1	$9.8		2.7%
Existing markets	227.3	247.1	(19.8)		-8.0%
Gross margin	22.7%	24.3%		-1.6%
Existing markets	23.4%	24.2%		-0.8%

        In 2007 our existing markets' gross profit declined 8.0% or $19.8 million compared to 2006, despite the six new branches, while acquired markets' gross profit increased $29.6 million. Existing markets' gross margin decreased to 23.4% in 2007 from 24.2% in 2006. The existing market decrease was caused by an increase in competitive conditions and generally lower construction activity. We experienced the highest margin compression in the markets that experienced the benefit of additional hurricane activity in 2006 and in our regions with higher sales mix of new residential roofing products. Our overall gross margin has also decreased due primarily to those factors and the increase in product mix of traditionally lower gross margin non-residential roofing products. We expect our future overall gross margins to fluctuate from 22% to 25% depending on our product mix and competitive circumstances.

Operating Expenses

	2007	2006	Change
	(dollars in millions)
Operating expenses	$304.1	$263.8	$40.3		15.3%
Existing markets	157.9	162.2	(4.3)		-2.6%
Operating expenses as a % of sales	18.5%	17.6%		0.9%
Existing markets	16.3%	15.9%		0.4%

        Our existing markets' operating expenses decreased by 2.6% or $4.3 million in 2007 while acquired markets' operating expenses increased $44.5 million. The acquired markets' 2007 and 2006 operating expenses included $13.6 and $8.3 million, respectively, for the amortization of intangible assets recorded under purchase accounting. The existing markets' operating expense decline was due primarily to reductions in payroll and related costs ($2.9 million), other general and administrative expenses ($1.0 million) and selling costs ($0.4 million), which include transportation costs. These reductions resulted from cost-saving measures, improved insurance claims experience and from our lower sales volume and were partially offset by increased warehouse expense ($1.3 million), principally from our six new branches opened in existing markets since September 30, 2006, and higher depreciation and amortization ($1.4 million) resulting primarily from the depreciation of new transportation equipment. In addition, existing markets' general and administrative expenses benefited by $2.7 million from leveraging certain expenses over a larger base of branches, including our acquired markets. Total operating costs in 2007 include approximately $3.6 million incurred at the new branches, excluding allocated costs. Stock option expense increased $1.8 million in 2007 from 2006 due to the impact of our 2007 grants.

        Existing markets' operating expenses as a percentage of net sales increased to 16.3% from 15.9%, primarily due to the lower sales and the relatively fixed structure of our current operating expenses. Overall operating expenses increased to 18.5% of net sales in 2007 from 17.6% in 2006, due to the lower sales, higher operating cost percentages at Shelter and Pacific, and the impact from the additional amortization expense mentioned above, offset somewhat by a lower operating cost percentage at North Coast.

Interest Expense

        Interest expense increased $8.0 million to $27.4 million in 2007 from $19.5 million in 2006. We refinanced our credit facilities in November 2006 and incurred additional borrowings to finance our acquisitions, both of which increased our debt level since September 30, 2006. Average interest rates during 2007 also increased from the prior year, which affected interest expense on our variable rate-debt.

Income Taxes

        Income tax expense decreased to $17.1 million in 2007 from $31.5 million in 2006. Our 2007 effective income tax rate was 40.3%, compared to our 2006 effective income tax rate of 39.0%. The rate increase was primarily due to the 2006 reversal of $1.1 million of previously accrued income taxes related to previously filed tax returns. We expect our future effective income tax rate to fluctuate around 40.0%, depending primarily upon the results of our operations in Canada and in the various states in which we operate.

2006 compared to 2005

        The following table shows a summary of our results of operations for 2006 and 2005, broken down by existing markets and acquired markets.

For the Fiscal Years Ended

	Existing Markets		Acquired Markets		Consolidated
	2006	2005	2006	2005	2006	2005
	(in thousands)
Net sales	$866,759	$755,502	$633,878	$95,426	$1,500,637	$850,928
Gross profit	220,253	191,253	143,884	15,942	364,137	207,195
Gross margin	25.4%	25.3%	22.7%	16.7%	24.3%	24.3%
Operating expenses	140,001	133,438	123,835	13,038	263,836	146,476
Operating expenses as a % of net sales	16.1%	17.7%	19.5%	13.7%	17.6%	17.2%
Operating income	$80,252	$57,815	$20,049	$2,904	$100,301	$60,719
Operating margin	9.3%	7.7%	3.2%	3.0%	6.7%	7.1%

Net Sales

        Consolidated net sales increased $649.7 million, or 76.4%, to $1,500.6 million in 2006 from $850.9 million in 2005. Existing markets saw internal growth of $111.3 million, or 14.7%, while our 2006 acquisitions contributed the remaining increase. During 2006, we added 65 branches through acquisitions and opened six new branches. In addition, there were four additional business days in 2006, which boosted annual existing market sales by approximately 2.3%. Our acquired markets increased sales by $538.4 million over 2005 and had overall product group sales of $378.4, $132.2 and $123.3 million in residential roofing products, non-residential roofing products, and complementary building products, respectively. A portion of the acquired and existing markets' business benefited from the Gulf Coast rebuilding that occurred following Hurricanes Katrina and Rita. The product group sales for our existing markets were as follows:

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

        Our overall gross profit increased $156.9 million while our overall gross margin was consistent at 24.3%. Our existing markets' gross profit growth of 15.2% contributed $29.0 million to the total gross profit increase while our acquired markets accounted for the remaining $127.9 million of the increase. Existing markets' gross margin was 25.4% in 2006 compared to 25.3% in 2005, due mainly to the increase in residential roofing sales as a percentage of total sales in existing markets, which generally have higher gross margins than non-residential roofing sales. Our acquired markets had an overall lower gross margin than our existing markets in 2006, including some unfavorable physical inventory adjustments, which negatively impacted our overall gross margin.

Operating Expenses

	2006	2005	Change
	(dollars in millions)
Operating expenses	$263.8	$146.5	$117.3		80.1%
Operating expenses as a % of sales	17.6%	17.2%		0.4%

        Operating expenses increased $117.3 million or 80.1% to $263.8 million in 2006 from $146.5 million in 2005. Our acquired markets contributed $110.7 million of this increase while existing markets' operating expenses increased $6.6 million or 4.9%. The existing markets' operating expense increase was due primarily to increased payroll and related costs of $7.4 million, or 9.3%. Much of the increase in payroll costs was driven by our increased sales volume. We also hired additional personnel during 2006 to assist with our substantial growth, including additional corporate staff and trainees for future expansion. We adopted Statement of Financial Accounting Standards ("SFAS") 123R, Share-Based Payments, in 2006 and incurred $3.2 million in stock-based compensation associated with stock options as compared to $0.7 million in 2005. We experienced a decrease of $1.4 million in professional fees in 2006, as 2005 included the costs associated with the implementation of Sarbanes-Oxley Section 404. In 2006, we used more internal resources for our Sarbanes-Oxley Section 404 compliance compared to 2005. Our bad debts in existing markets decreased $1.5 million as the quality of our accounts receivable improved due to the robust roofing market and improved collection processes and procedures. Most other expenses increased commensurate with our existing markets' growth, including the six new branches.

        Operating expenses increased as a percentage of net sales to 17.6% in 2006 from 17.2% in 2005, primarily due to our acquired markets' higher operating expenses as a percentage of net sales, including amortization expense that increased approximately $8.5 million. The higher amortization expense primarily resulted from the amortization of the intangible assets recorded for acquired companies' customer relationships. That impact was partially offset by leveraging our existing markets' fixed costs over increased net sales.

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

Seasonality and quarterly fluctuations

        In general, sales and net income are highest during our first, third and fourth fiscal quarters, which represent the peak months of construction and re-roofing, especially in our northeastern U.S. and Canada regions. Our sales are substantially lower during the second quarter, when we usually incur net losses. These quarterly fluctuations have diminished as we have diversified into the southern regions of the United States.

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

        We also usually experience a slowing of collections of our accounts receivable during our second quarter, mainly due to the inability of our customers to conduct their businesses effectively in inclement weather. We continue to attempt to collect those receivables which require payment under our standard terms. We do not provide any concessions to our customers during this period of the year to incentivize sales. Also, during the second quarter, we generally experience our lowest availability under our senior secured credit facilities, which are based on accounts receivable.

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

	Fiscal year 2007				Fiscal year 2006
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data) (unaudited)
Net sales	$380.2	$286.9	$484.9	$493.8	$339.9	$322.4	$407.1	$431.3
Gross profit	91.7	66.2	107.8	108.2	83.7	77.8	100.3	102.2
Income from operations	21.1	(4.2)	26.7	26.3	25.7	12.4	32.5	29.7
Net income (loss)	$8.8	$(6.3)	$11.5	$11.3	$12.9	$4.8	$17.1	$14.5
Earnings (loss) per share—basic	$0.20	$(0.14)	$0.26	$0.26	$0.32	$0.11	$0.39	$0.33
Earnings (loss) per share—fully diluted	$0.20	$(0.14)	$0.26	$0.25	$0.30	$0.11	$0.38	$0.32
Quarterly sales as % of year's sales	23.1%	17.4%	29.5%	30.0%	22.6%	21.5%	27.1%	28.8%
Quarterly gross profit as % of year's gross profit	24.5%	17.7%	28.8%	28.9%	23.0%	21.4%	27.6%	28.1%
Quarterly income from operations as % of year's income from operations	30.2%	-6.1%	38.2%	37.7%	25.6%	12.4%	32.4%	29.6%

Note: Qtr 1 of 2007 had five fewer business days compared to Qtr. 1 of 2006. We incurred charges for stock-based compensation of approximately $1.3, $1.3, $1.3 and $1.1 million in Qtr 1, Qtr 2, Qtr 3 and Qtr 4 of 2007 compared to $0.6, $0.6, $1.0 and $1.0 million in Qtr 1, Qtr 2, Qtr 3 and Qtr 4 of 2006. Due to rounding, the fully-diluted earnings per share amounts for the four quarters of 2007 and 2006 do not add to the annual amount of $0.56 and $1.12 per share, respectively.

Impact of inflation

        We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2007, 2006 and 2005, although we did experience some price increases in our purchasing costs in 2006 and 2005. In general, we have been able to pass on price increases to our customers.

Liquidity and capital resources

        We had cash and cash equivalents of $6.5 million at September 30, 2007 compared to cash of $1.8 million at September 30, 2006. Our net working capital was $215.5 million at September 30, 2007 compared to $205.4 million at September 30, 2006.

2007 compared to 2006

        Our net cash provided by operating activities was $63.8 million for 2007 compared to $82.8 million for 2006. Our income from operations decreased to $69.8 million in 2007 from $100.3 million in 2006. Accounts receivable, excluding the effect of acquisitions, increased by $22.0 million in 2007, due to the seasonal increase at North Coast following the April acquisition offset somewhat by decreases in our other regions. The number of days outstanding for accounts receivable, excluding North Coast, decreased slightly in 2007. Inventory levels, excluding the effect of acquisitions, decreased by $13.8 million due to the intentional slowing of purchases to better correlate with the lower sales trend and to enhance our year-end physical inventory process, offset somewhat by the additional inventory at eight new branches. Average inventory per branch is down about 10% in 2007 as compared to 2006, with inventory turns, excluding North Coast, consistent with 2006. In addition to the positive impact from decreased inventories, prepaid expenses and other assets, excluding the effect of acquisitions, decreased by $7.0 million, mainly due to lower levels of vendor rebates, while accounts payable and accrued expenses, excluding the effect of acquisitions, declined only $0.1 million.

        Net cash used in investing activities in 2007 was $143.3 million compared to $355.3 million in 2006, due primarily to our acquisitions for which we paid $120.2 and $336.3 million, respectively. Net capital expenditures in 2007 increased by $4.1 million compared to 2006 due to a higher number of purchases of new transportation and warehouse equipment to service our larger number of branches.

        Net cash provided by financing activities was $83.7 million in 2007 compared to $280.6 million in 2006. The net cash provided by financing activities in 2007 primarily reflects borrowings under our new term loan to refinance our prior revolving facilities and term loans and payment of related deferred financing costs. The net cash provided by financing activities in 2006 primarily reflected borrowings under our prior revolving lines of credit and term loans, mostly for our acquisitions, and the net proceeds from our secondary stock offering in December 2005.

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

Capital Resources

        Our principal source of liquidity at September 30, 2007 was our cash and cash equivalents of $6.5 million and our available borrowings of $131.0 million under revolving lines of credit. Our borrowing base availability is determined primarily by trade accounts receivable, less outstanding borrowings. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheet at September 30, 2007 were classified as short-term debt since we paid off those borrowings subsequent to year-end and there is no current expectation of a minimum level of outstanding revolver borrowings in fiscal year 2008. We classify as short-term debt the minimum amount expected to be outstanding during the following twelve months. Borrowings outstanding under the revolving lines of credit at September 30, 2006 were classified as long-term debt in accordance with EITF Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Arrangements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement, and SFAS No. 6, Short-term Debt Expected to be Refinanced on a Long-term Basis.

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

  •
  acquisitions; and

  •
  capital expenditures.

        Our primary capital needs are for working capital obligations and other general corporate purposes, including acquisitions and capital expenditures. Our primary sources of working capital are cash from operations and cash equivalents, supplemented by bank borrowings. In the past, we have financed acquisitions initially through increased bank borrowings, the issuance of common stock and/or other borrowings. We then repay any such borrowings with cash flows from operations. The November 2006 refinancing of our credit facilities discussed below provided us with approximately $47 million of additional funds at the time of the closing for future acquisitions and ongoing working capital requirements. We have funded our past capital expenditures through increased bank borrowings, including equipment financing, or through capital leases, and then have reduced these obligations with cash flows from operations.

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

  •
  two equipment financing facilities.

Senior Secured Credit Facilities

        On November 2, 2006, we entered into an amended and restated seven-year $500 million U.S. senior secured credit facility and a C$15 million senior secured Canadian credit facility with GE Antares Capital ("GE Antares") and a syndicate of other lenders (combined, the "Credit Facility"). The Credit Facility refinanced the prior $370 million credit facilities that also were provided through GE Antares. The Credit Facility provides us with lower interest rates and available funds for future acquisitions and ongoing working capital requirements. In addition, the Credit Facility increases the allowable total equipment financing and/or capital lease financing to $35 million. The Credit Facility provides for a cash receipts lock-box arrangement that gives us sole control over the funds in lock-box accounts, unless excess availability is less than $10 million or an event of default occurs, in which case the senior secured lenders would have the right to take control over such funds and to apply such funds to repayment of the senior debt.

        The Credit Facility consists of a U.S. revolving credit facility of $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $131.0 million available for borrowings and $26.1 million outstanding under the US Revolver and Canadian Revolver at September 30, 2007. There were $6.5 million of outstanding standby letters of credit at September 30, 2007. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.9 million, and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

Excess Cash Flow

        On May 15 of each fiscal year, commencing on May 15, 2008, we must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on our results for 2007, no payment will be due next year.

Interest

        Interest on borrowings under the U.S. credit facility is payable at our election at either of the following rates:

  •
  the base rate (that is the higher of (a) the base rate for corporate loans quoted in The Wall Street Journal or (b) the Federal Reserve overnight rate plus 1/2 of 1%) plus a margin of 0.75% for the Term Loan.

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

        The US Revolver currently carries an interest rate of LIBOR plus 1% (6.80% at September 30, 2007), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75% (6.25% at September 30, 2007), and the Term Loan carries an interest rate of LIBOR plus 2% (7.36% and 7.55% for two LIBOR arrangements under the Term Loan at September 30, 2007). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year. Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

        On the last day of each fiscal quarter, commencing with the quarter ended December 31, 2006, our Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0. At September 30, 2007, this ratio was 3.48:1.0.

Capital Expenditures

        We cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

        As of September 30, 2007, we were in compliance with these covenants. Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries secure obligations under the Credit Facility.

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

        At the time of the refinancing discussed above, there was $227.8 million of borrowings outstanding under the prior revolvers. The outstanding revolver borrowings at that date carried a weighted-average interest rate of 7.03%. The outstanding revolver borrowings at September 30, 2006 carried a weighted-average interest rate of 6.97% and were classified as long-term debt since the amounts were expected to be outstanding for greater than one year.

Equipment Financing Facilities

        We have two equipment financing facilities that allow for the financing of purchased transportation and material handling equipment totaling $32.9 million with $5.5 million of remaining availability as of September 30, 2007. There was $27.4 million of equipment financing loans outstanding at September 30, 2007, with fixed interest rates ranging from 4.7% to 7.4%.

Contractual Obligations

        At September 30, 2007, our contractual obligations were as follows:

	Fiscal years
	2008	2009	2010	2011	2012	Thereafter
Senior bank debt	$30.5	$3.5	$3.5	$3.5	$3.5	$329.0
Equipment financing and other (1)	4.3	8.0	9.0	4.7	4.1	5.5
Operating leases	21.6	20.2	16.8	12.1	8.5	15.0
Non-cancelable purchase obligations (2)	—	—	—	—	—	—

Total	$56.4	$31.7	$29.3	$20.3	$16.1	$349.5

(1)
The equipment financing relates to purchases of certain transportation and material handling equipment. Other obligations relate to escrow payments due to sellers for recent acquisitions.

(2)
In general, we purchase products under purchase obligations that are cancelable by us without cost or expire after 30 days.

Capital expenditures

        Excluding acquisitions, we incurred net capital expenditures of $23.1, $19.1 and $10.8 million in 2007, 2006 and 2005, respectively. Over 85% of our capital expenditures have generally been made for transportation and material handling equipment. Net capital expenditures as a percentage of revenues increased slightly to 1.4% in 2007 from 1.3% in 2006, as we upgraded the fleet of our acquired companies. We expect future net capital expenditures as a percentage of sales to range from 1.0% to 1.5%.

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

Stock-based compensation

        Effective September 25, 2005, we adopted Statement of Financial Accounting Standards ("SFAS") 123R, Share-Based Payments, using the modified-prospective transition method. Prior to 2006, we accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. As a result, no compensation expense was previously recognized for stock options granted to employees after our IPO, other than the 2005 amortization of deferred compensation, because all such stock options granted had exercise prices equal to the market value of our stock on the date of the grant.

        Under the modified-prospective transition method, compensation expense recognized in 2007 and 2006 included: (a) compensation cost for all unvested share-based awards granted prior to September 25, 2005, based on the grant date fair value estimated in accordance with SFAS 123, Accounting For Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to September 24, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. Results of prior periods have not been restated. SFAS 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. The impact of estimating forfeitures upon adoption was not material. In addition, SFAS 123R requires us to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. The excess tax benefit classified as a financing activity would have been classified as an operating inflow if we had not adopted SFAS 123R.

Interest rate swaps and collars

        We enter into interest rate swaps and collars to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The collar agreements provide for fixed-rate caps and floors. Our current derivative instruments are designated as cash flow hedges, for which we record the effective portions of changes in their fair value, net of tax, in other comprehensive income. We recognize any ineffective portion of our hedges in earnings, of which there has been none to date. Our prior derivative instruments were not designated as hedges and therefore changes in their fair values were recorded in interest expense.

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

        Periodically, we perform a specific analysis of all accounts past due and write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote based upon the following factors:

  •
  aging statistics and trends;

  •
  customer payment history;

  •
  independent credit reports; and

  •
  discussions with customers.

        We charge these write-offs against our allowance for doubtful accounts. In the past five years, write-offs have averaged approximately 0.3% of net sales.

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

Vendor rebates

        We account for vendor rebates in accordance with EITF Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Many of our arrangements with our vendors provide for us to receive a rebate of a specified amount, payable to us when we achieve any of a number of measures generally related to the volume of purchases from our vendors. We account for these rebates as a reduction of the prices of the related vendors' products, which reduces the inventory cost until the period in which we sell the product, at which time these rebates reduce cost of sales in our income statement. Throughout the year, we estimate the amount of rebates receivable based upon the expected level of purchases. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels. Historically, our actual rebates have been within our expectations used for our estimates. If we fail to achieve a measure which is required to obtain a vendor rebate, we will have to record a charge in the period that we determine the criteria or measure for the vendor rebate will not be met to the extent the vendor rebate was estimated and included as a reduction to cost of sales.

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

  •
  collectibility is reasonably assured.

        We generally recognize revenue at the point of sale or upon delivery to the customer's site. For goods shipped by third party carriers, we recognize revenue upon shipment since the terms are FOB shipping point. Approximately 80% of our revenues are for products delivered by us or picked up by our customers at our facilities, which provides for timely and accurate revenue recognition.

        We also ship certain products directly from the manufacturer to the customer. We recognize the gross revenue for these sales in accordance with EITF Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Revenues are recognized upon notifications of deliveries from our vendors. Delays in receiving delivery notifications could impact our financial results, although it has not been material to our consolidated results of operations in the past.

        We also provide certain job site delivery services, which include crane rentals and rooftop deliveries of certain products, for which the associated revenues are recognized upon completion of the services. These revenues represent less than 1% of our net sales.

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

        We have operations in 34 U.S. states and three provinces in Canada and we are subject to potential tax audits in each of these jurisdictions and federally in both the United States and Canada. These audits may involve complex issues, which may require an extended period of time to resolve. Accruals for tax contingencies require us to make estimates and judgments with respect to the ultimate outcome of potential tax audits. Actual results could differ from these estimates.

Goodwill

        Goodwill is not amortized for financial reporting purposes and represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At September 30, 2007, our goodwill balance was approximately $355.2 million, representing approximately 35% of our total assets.

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

        We determine fair value using a market approach to value our business, which consists of one reporting unit (i.e. distribution of building materials). We believe our stock price is ordinarily the best indicator of our market value, although aberrations in the stock market may distort our market value and therefore other valuation methods may be more appropriate.

        If circumstances change or events occur to indicate that our fair market value has fallen below book value, we will compare the estimated fair value of the goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in the determination of operating income.

Recent accounting pronouncements

        In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and provides guidance on how any tax reserves should be classified in a balance sheet. FIN 48 is effective for us in the fiscal year beginning October 1, 2007. In connection with our adoption of FIN 48, we will need to analyze the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which addresses how fair value should be measured when required for recognition or disclosure purposes under GAAP. It also establishes a fair value hierarchy and will require expanded disclosures on fair value measurements where applicable. SFAS 157 is effective for us in the fiscal year beginning October 1, 2008. We have not completed assessing the impact that SFAS 157 will have on our consolidated financial statements, although the impact is not currently expected to be material.

        In February 2007, the FASB issued Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 will be effective for us in the fiscal year beginning October 1, 2008. We are currently evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial statements, although the impact is not currently expected to be material.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks as part of our on-going business operations. Our primary exposure includes changes in interest rates and foreign exchange rates.

Interest rate risk

        Our interest rate risk relates primarily to the variable-rate borrowings under our Credit Facility. The following discussion of our interest rate swaps and collars (see "Financial Derivatives" below) is based on a 10% change in interest rates. These changes are hypothetical scenarios used to calibrate potential risk and do not represent our view of future market changes. The interest rate collars have had no impact yet on our interest expense. As the hypothetical figures discussed below indicate, changes in fair value based on the assumed change in rates generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

        At September 30, 2007, we had $347.4 million of term loans and $26.1 million of revolving credit outstanding under our Credit Facility. Our weighted-average effective interest rate on that debt, after considering the effect of the interest rate swaps, was 7.13% at September 30, 2007. A hypothetical 10% increase in interest rates in effect at September 30, 2007, would have increased annual interest expense on the borrowings outstanding at that date by approximately $2.7 million.

        We enter into interest rate swaps and collars to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed- and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The collar agreements, also discussed below, provide for fixed-rate caps and floors. The aggregate fair value of these swaps and collars represented a loss of $2.1 million at September 30, 2007. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at September 30, 2007, would result in an aggregate unrealized (loss) or gain in value of the swaps and collars of approximately ($2.5) million or $2.4 million, respectively.

Financial derivatives

        As discussed above, we use interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of our variable-rate borrowings into fixed-rate borrowings. We had interest rate derivative instruments outstanding in a total notional amount of $300 million at September 30, 2007, which consisted of: a) interest rate swaps totaling $200 million, expiring in April 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.99% and a cap rate of 5.75%; and c) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.75% and a cap rate of 6.00%. We entered into these instruments during the second quarter of 2007 and cancelled the prior interest rate derivative instruments that had notional amounts totaling $150 million. The increase in the total notional amount was due to the increased borrowings under our Credit Facility. The current derivative instruments are designated as cash flow hedges, for which we record the effective portions of changes in their fair value, net of tax, in other comprehensive income. We recognize any ineffective portion of our hedges in earnings, of which there has been none to date. The prior derivative instruments were not designated as hedges and therefore changes in their fair values were recorded in interest expense.

Foreign currency exchange rate risk

        We have exposure to foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 6% of our revenues in 2007 were derived from sales to customers in Canada. This business is primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect revenues, net income and cash flows. We do not enter into financial instruments to manage this foreign currency exchange risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Beacon Roofing Supply, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Beacon Roofing Supply, Inc.

        We have audited the accompanying consolidated balance sheets of Beacon Roofing Supply, Inc. (the Company) as of September 30, 2007 and September 30, 2006 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon Roofing Supply, Inc. at September 30, 2007 and September 30, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Beacon Roofing Supply, Inc.'s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 27, 2007 expressed an unqualified opinion thereon.

        As discussed in Note 2 to the consolidated financial statements, effective September 25, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment using the modified-prospective transition method.

Boston, Massachusetts
November 27, 2007

Beacon Roofing Supply, Inc.

Consolidated Balance Sheets

	September 30, 2007	September 30, 2006
	(Dollars in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$6,469	$1,847
Accounts receivable, less allowance of $7,970 in 2007 and $5,020 in 2006	267,563	210,676
Inventories	165,848	164,285
Prepaid expenses and other assets	34,509	38,133
Deferred income taxes	13,196	10,704

Total current assets	487,585	425,645
Property and equipment, net	69,753	59,291
Goodwill	355,155	289,282
Other assets, net	94,167	65,672

Total assets	$1,006,660	$839,890

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$183,257	$154,878
Accrued expenses	54,020	58,719
Current portion of long-term obligations	34,773	6,657

Total current liabilities	272,050	220,254
Borrowings under revolving lines of credit, net of current portion	—	229,752
Senior notes payable, net of current portion	343,000	69,282
Deferred income taxes	36,490	18,823
Long-term obligations under equipment financing and other, net of current portion	31,270	10,610
Commitments and contingencies (Notes 10 and 15)
Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 44,273,312 issued in 2007 and 43,866,484 issued in 2006	443	439
Undesignated Preferred Stock; 5,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	211,567	203,433
Retained earnings	106,640	81,361
Accumulated other comprehensive income	5,200	5,936

Total stockholders' equity	323,850	291,169

Total liabilities and stockholders' equity	$1,006,660	$839,890

See accompanying notes.

Beacon Roofing Supply, Inc.

Consolidated Statements of Operations

	Year Ended
	September 30, 2007	September 30, 2006	September 24, 2005
	(Dollars in thousands, except per share data)
Net sales	$1,645,785	$1,500,637	$850,928
Cost of products sold	1,271,868	1,136,500	643,733

Gross profit	373,917	364,137	207,195

Operating expenses (includes stock-based compensation expense of $4,983, $3,222, and $690 for the years ended 2007, 2006, and 2005, respectively)	304,109	263,836	146,476

Income from operations	69,808	100,301	60,719

Other expense:
Interest expense	27,434	19,461	4,885
Interest expense-related party	—	—	26
Loss on early retirement of debt	—	—	915

	27,434	19,461	5,826

Income before income taxes	42,374	80,840	54,893
Income taxes	17,095	31,529	21,976

Net income	$25,279	$49,311	$32,917

Net income per share:
Basic	$0.57	$1.15	$0.83

Diluted	$0.56	$1.12	$0.80

Weighted average shares used in computing net income per share:
Basic	44,083,915	42,903,279	39,716,933

Diluted	44,971,932	44,044,769	41,118,944

See accompanying notes.

Beacon Roofing Supply, Inc.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

	Common Stock
								Accumulated Other Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Treasury Stock	Retained Earnings (Deficit)	Stock Subscription Receivable		Total Stockholders' Equity
	(Dollars in thousands, except share data)
Balances at September 25, 2004	39,887,982	$399	$139,934	$(690)	$(515)	$(867)	$(102,765)	$2,749	$38,245
Amortization of deferred compensation				690					690
Receipt of proceeds from stock subscription							102,765		102,765
Issuance of common stock	479,378	5	2,104						2,109
Net income						32,917			32,917
Foreign currency translation adjustment								2,019	2,019

Comprehensive income									34,936

Balances at September 25, 2005	40,367,360	404	142,038	—	(515)	32,050	—	4,768	178,745
Issuance of common stock	3,000,000	30	51,546						51,576
Issuance of common stock for option excercises	848,416	8	7,139						7,147
Redemption of treasury stock	(349,292)	(3)	(512)		515				—
Stock-based compensation	—	—	3,222						3,222
Net income						49,311			49,311
Foreign currency translation adjustment								1,168	1,168

Comprehensive income									50,479

Balances at September 30, 2006	43,866,484	439	203,433	—	—	81,361	—	5,936	291,169
Issuance of common stock for option excercises	406,828	4	3,151						3,155
Stock-based compensation			4,983						4,983
Net income						25,279			25,279
Foreign currency translation adjustment, net								513	513
Unrealized loss on financial derivatives, net								(1,249)	(1,249)

Comprehensive income									24,543

Balances at September 30, 2007	44,273,312	$443	$211,567	$—	$—	$106,640	$—	$5,200	$323,850

See accompanying notes.

Beacon Roofing Supply, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	September 30, 2007	September 30, 2006	September 24, 2005
	(In thousands)
Operating activities
Net income	$25,279	$49,311	$32,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,863	23,792	8,748
Stock-based compensation	4,983	3,222	690
Loss on early retirement of debt	—	—	915
Unrealized gain on interest rate collar	—	(33)	—
Deferred income taxes	2,022	(1,504)	896
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(22,048)	(15,630)	(17,384)
Inventories	13,815	(9,120)	(4,828)
Prepaid expenses and other assets	7,008	(4,798)	(4,266)
Accounts payable and accrued expenses	(107)	37,564	(11,569)

Net cash provided by operating activities	63,815	82,804	6,119
Investing activities
Purchases of property and equipment, net of sale proceeds	(23,132)	(19,063)	(10,811)
Acquisition of businesses, net of cash acquired	(120,154)	(336,274)	(37,705)

Net cash used in investing activities	(143,286)	(355,337)	(48,516)
Financing activities
Borrowings (repayments) under revolving lines of credit, net	(203,684)	165,776	18,726
Borrowings (repayments) under senior notes payable, and other	287,355	58,362	(1,589)
Early extinguishment of debt	—	—	(18,015)
Repayment of junior subordinated notes and warrants to purchase common stock	—	—	(34,335)
Repayment of subordinated notes payable to related parties	—	—	(29,442)
Proceeds from sale of common stock	—	51,576	102,765
Proceeds from exercise of options	1,115	1,551	2,109
Payment of deferred financing costs	(3,087)	(2,228)	(342)
Income tax benefit from stock-based compensation deductions in excess of the associated compensation cost	2,040	5,596	—

Net cash provided by financing activities	83,739	280,633	39,877
Effect of exchange rate changes on cash	354	(146)	107

Net increase (decrease) in cash and cash equivalents	4,622	7,954	(2,413)
Cash and cash equivalents (overdraft) at beginning of year	1,847	(6,107)	(3,694)

Cash and cash equivalents (overdraft) at end of year	$6,469	$1,847	$(6,107)

Non-cash transactions:
Conversion of senior notes payable to new senior notes payable	$66,839	$25,160	$—

See accompanying notes

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements

Year Ended September 30, 2007

(dollars in thousands, except per share data)

1.     The Company

Business

        Beacon Roofing Supply, Inc. (the "Company") was formed on August 22, 1997 and is incorporated in Delaware. The Company distributes roofing materials and other complementary building materials to customers in 34 states in the United States and 3 provinces in Canada through its wholly-owned subsidiaries, Beacon Sales Acquisition, Inc., Quality Roofing Supply Company, Inc., Beacon Roofing Supply Canada Company, Best Distributing Co., The Roof Center, Inc., West End Lumber Company, Inc., JGA Beacon, Inc, Shelter Distribution, Inc., Beacon Pacific, Inc. and North Coast Commercial Roofing Systems, Inc. The Company completed its initial public offering (the "IPO" or "Offering") on September 22, 2004 and received the net IPO proceeds on September 28, 2004 (Note 3).

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

Fiscal Year

        In September of 2007, the Company amended its by-laws to change its fiscal year-end date to September 30 of each year. Prior to that amendment, the Company's fiscal year ended on the close of business on the last Saturday in September of each year. The year ended September 30, 2006 ("2006") was comprised of 53 weeks, while the years ended September 30, 2007 ("2007") and September 24, 2005 ("2005") were comprised of 52 weeks. Each of the Company's first three quarters ends on the last day of the calendar month.

Industry Segment Information

        Based on qualitative and quantitative criteria established by Statement of Financial Accounting Standards (SFAS) No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it operates within one reportable segment, which is the wholesale distribution of building materials.

Cash and Cash Equivalents

        During the first quarter of 2007, the Company refinanced its prior credit facilities (Note 9) and invested the associated excess funds in a money market account, which have been classified as cash equivalents. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents also include unsettled credit card transactions.

Inventories and Rebates

        Inventories, consisting substantially of finished goods, are valued at the lower of cost or market. Cost is determined using the moving weighted-average cost method.

        The Company's arrangements with vendors typically provide for monthly, quarterly and/or annual rebates of a specified amount of consideration payable when a number of measures have been achieved, generally related to a specified cumulative level of calendar-year purchases.

        The Company accounts for such rebates as a reduction of the prices of the vendor's inventory until the product is sold, at which time such rebates reduce cost of sales in the consolidated statements of operations. Throughout the year, the Company estimates the amount of the rebates based upon the expected level of purchases. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels. Amounts due from vendors under these arrangements as of September 30, 2007 and September 30, 2006 totaled $22.8 and $27.4 million, respectively, and are included in "Prepaid expenses and other assets" in the accompanying consolidated balance sheets.

Property and Equipment

        Property and equipment acquired in connection with acquisitions are recorded at fair value as of the date of the acquisition and depreciated utilizing the straight-line method over the remaining lives. All other additions are recorded at cost, and depreciation is computed using the straight-line method over the following estimated useful lives:

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

  •
  collectibility is reasonably assured.

        Based on these criteria, the Company generally recognizes revenue at the point of sale or upon delivery to the customer site. For goods shipped by third party carriers, the Company recognizes revenue upon shipment since the terms are generally FOB shipping point.

        The Company also arranges for certain products to be shipped directly from the manufacturer to the customer. The Company recognizes the gross revenue for these sales in accordance with Emerging Issues Task Force (EITF) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Revenue is recognized upon notifications of deliveries from the vendors.

        The Company also provides certain job site delivery services, which include crane rentals and rooftop deliveries of certain products, for which the associated revenues are recognized upon completion of the services. These revenues represent less than 1% of the Company's sales.

        All revenues recognized are net of allowances for discounts and estimated returns, which are provided for at the time of pick up or delivery.

Shipping and Handling Costs

        The Company classifies shipping and handling costs, consisting of driver wages and vehicle expenses, as operating expenses in the accompanying consolidated statements of operations. Shipping and handling costs were approximately $79,272 in 2007, $73,534 in 2006, and $40,043 in 2005.

Financial Derivatives

        The Company enters into interest rate swaps and collars to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The collar agreements provide for fixed-rate caps and floors. The Company's current derivative instruments are designated as cash flow hedges, for which the Company records the effective portions of changes in their fair value, net of tax, in other comprehensive income. The Company recognizes any ineffective portion of the hedges in earnings, of which there has been none to date. The Company's prior derivative instruments were not designated as hedges and therefore changes in their fair values were recorded in interest expense.

Concentrations of Risk

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company's accounts receivable are principally from customers in the building industry located in the United States and Canada. Concentration of credit risk with respect to accounts receivable, however, is limited due to the large number of customers comprising the Company's customer base. The Company performs credit evaluations of its customers; however, the Company's policy is not to require collateral. At September 30, 2007 and 2006, the Company had no significant concentrations of credit risk.

        Approximately 67% of the Company's inventory purchases were from 11 vendors in 2007 and 12 vendors in 2006 and 2005.

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

Amortizable and Other Intangible Assets

        Under the provisions of SFAS No. 142, the Company amortizes identifiable intangible assets consisting of non-compete agreements, customer relationships and deferred financing costs because these assets have finite lives. Non-compete agreements are generally amortized over the terms of the associated contractual agreements; customer relationship assets are amortized on an accelerated basis based on the expected cash flows generated by the existing customers; and deferred financing costs are amortized over the lives of the associated financings. Trademarks are not amortized because they have indefinite lives. The Company evaluates its trademarks for impairment on an annual basis based on the fair value of the underlying assets.

Goodwill

        Goodwill is not amortized for financial reporting purposes and represents the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired.

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

        The Company determines fair value using a market approach to value its business, which consists of one reporting unit (i.e. distribution of building materials). As the Company's common stock is publicly traded, the Company believes its stock price is the best indicator of its market value.

        If circumstances change or events occur to indicate that the Company's fair value has fallen below book value, the Company will compare the estimated fair value of goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, the Company will recognize the difference as an impairment loss in operating income.

Early Extinguishment of Debt

        Under the provisions of SFAS No. 145, the loss of $915 on early retirement of debt in 2005 was classified within other expense in the accompanying consolidated statements of operations.

Stock-Based Compensation

        Effective September 25, 2005, the Company adopted SFAS No. 123R, Share-Based Payments, using the modified-prospective transition method. Prior to 2006, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. As a result, no compensation expense was previously recognized for stock options granted to employees after the Company's IPO, except for the 2005 amortization of deferred compensation, because all such stock options granted had exercise prices equal to the market value of the Company's stock on the date of the grant.

        Under the modified-prospective transition method, compensation expense recognized in 2007 and 2006 included: (a) compensation cost for all unvested share-based awards granted prior to September 25, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123, Accounting For Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to September 24, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123R. Results of prior periods have not been restated. SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The impact of estimating forfeitures upon adoption was not material. In addition, SFAS No. 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. The excess tax benefits classified as financing activities of $2.0 and $5.6 million in 2007 and 2006, respectively, would have been classified as operating inflows if the Company had not adopted SFAS No. 123R.

        Compensation cost arising from stock options granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period, which represents the requisite service period. As of September 30, 2007, there was $6.4 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-

average period of 1.8 years. The Company recorded stock-based compensation expense of $5.0 million ($3.0 million net of tax) or $0.07 per basic share and per diluted share in 2007 and $3.2 million ($2.0 million net of tax) or $0.05 per basic share and $0.04 per diluted share in 2006.

        The following table illustrates the effect on net income and earnings per share for 2005 as if the Company's stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to 2006, in accordance with SFAS No. 123:

September 24, 2005
Net income, as reported	$32,917
Add: stock-based compensation, net of tax	414
Less: stock-based compensation expense determined under fair value method, net of tax	(1,258)

Pro forma net income	$32,073
Net income per share, as reported:
Basic	$0.83
Diluted	$0.80
Net income per share, pro forma:
Basic	$0.81
Diluted	$0.78

        The fair values of the options under SFAS No. 123R in 2007 and 2006 and for the pro forma disclosures under SFAS No. 123 in 2005 were estimated at the date of the grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended
	September 30, 2007	September 30, 2006	September 24, 2005
Dividend yield	0.00%	0.00%	0.00%
Expected lives of options (years)	5.00	5.00	5.00
Risk-free interest rate	4.78%	4.61%	3.72%
Expected volatility	45%	45%	45%
Weighted average fair value of options granted	$10.06	$9.08	$5.37

        Expected lives of the options granted are based primarily on history and expected volatilities are based on the historical volatilities of the Company's stock and stocks of comparable public companies. Estimated annual forfeiture rates of 0.0 - 10.0% were utilized in the expense recognition of options granted in 2007.

Amortization of Deferred Compensation

        Deferred compensation represented the excess of fair market value over the exercise price of options to purchase common stock granted to employees prior to the IPO and amounts associated with shares sold to employees at less than fair market value prior to the IPO. Such amounts were amortized over the vesting period of the related awards, with the final amortization of $690 recognized in 2005.

Comprehensive Income

        The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. Accumulated other comprehensive income as of September 30, 2007 and 2006 consisted of the following:

	September 30, 2007	September 30, 2006
Foreign currency translation adjustment, net of tax effect	$6,449	$5,936
Unrealized loss on financial derivatives, net of tax effect	(1,249)	—

Accumulated other comprehensive income	$5,200	$5,936

Net Income per Share

        The Company computes net income per share in accordance with SFAS No. 128, Earnings per Share (SFAS No. 128). Under the provisions of SFAS No. 128, basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options.

        The following table reflects the calculation of weighted average shares outstanding, adjusted for the 2006 stock split (Note 3), for each period presented:

	Year Ended
	September 30, 2007	September 30, 2006	September 24, 2005
Weighted-average common shares outstanding for basic	44,083,915	42,903,279	39,716,933
Dilutive effect of employee stock options	888,017	1,141,490	1,402,011

Weighted-average shares assuming dilution	44,971,932	44,044,769	41,118,944

Fair Value of Financial Instruments

        Financial instruments consist mainly of cash, accounts receivable, accounts payable, borrowings under the Company's revolving lines of credit and long-term debt. At September 30, 2007 and 2006, the carrying amounts of these instruments approximated their fair values.

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

Foreign Currency Translation

        The assets and liabilities of the Company's foreign subsidiary, Beacon Roofing Supply Canada Company ("BRSCC"), are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. Net unrealized translation gains or losses are recorded directly to a separate component of stockholders' equity, net of recognized deferred taxes. Foreign currency transactions were minimal and realized gains and losses were not material for any of the periods presented. The Company has inter-company debt from BRSCC, which has been considered as long-term for financial reporting purposes since repayment is not planned or anticipated in the foreseeable future. Accordingly, the balance is marked to market each period with a corresponding entry recorded as a separate component of stockholders' equity. In addition, during 2006 the Company executed a $4 million short-term note with BRSCC that was repaid in 2007.

Recent Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and provides guidance on how any tax reserves should be classified in a balance sheet. FIN 48 is effective for the Company in the fiscal year beginning October 1, 2007. In connection with the adoption of FIN 48, the Company will need to analyze the filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which addresses how fair value should be measured when required for recognition or disclosure purposes under GAAP. It also establishes a fair value hierarchy and will require expanded disclosures of fair value measurements, where applicable. SFAS 157 is effective for the Company in the fiscal year beginning October 1, 2008. The Company has not completed assessing the impact that SFAS 157 will have on its consolidated financial statements, although the impact is not expected to be material.

        In February 2007, the FASB issued Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 will be effective in the fiscal year beginning September 28, 2008. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial statements, although the impact is not currently expected to be material.

3.     Common Stock

Initial Public Offering

        On September 21, 2004, the SEC declared the Company's new stock registration effective. On September 22, 2004, the Offering was completed, with public trading of the Company's stock commencing on September 23, 2004. The Offering was settled on September 28, 2004, subsequent to the Company's fiscal 2004 year-end date. The Offering was for 8,500,000 shares (prior to the three-for-two stock split in June 2006 discussed below) at a pre-split price to the public of $13.00 per share. After the underwriters' discount of $7,735, net proceeds to the Company were $102,765, which the Company received on September 28, 2004. The Company also had prepaid $2,468 of transaction costs and received $2,584 from the Company's warrant holders as a reimbursement of a portion of the underwriters' discount. The net proceeds were used to redeem 2,839,937 warrants for $34,335 and repay junior subordinated notes payable of $18,527 (including a debt discount of $915 and accrued interest) and subordinated notes payable to related parties of $29,464, with the remainder of $20,555 used to repay borrowings under the Company's revolving lines of credit.

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

Three-for-Two Stock Split

        In May 2006, the Company's Board of Directors declared a three-for-two common stock split, which was paid in the form of a stock dividend on June 12, 2006 to the stockholders of record at the close of business on May 31, 2006. Accordingly, all share and per share data and the related capital amounts for all periods presented reflect the effects of this split, except for items that are otherwise designated. In addition, the Company's treasury stock was retired in May 2006.

4.     Goodwill, Intangibles and Other Assets

        Goodwill was $355,155 and $289,282 at September 30, 2007 and 2006, respectively, of which $233.4 and $224.2 million, respectively, can be amortized for income tax purposes. The Company's goodwill balance increased by $65,873 in 2007 primarily due to an addition of $64,405 from the acquisitions described in Note 5 and $1,468 from foreign currency translation. In 2006, goodwill increased by $180,729 due to an addition of $180,186 from acquisitions and $543 from foreign currency translation.

        Intangibles and other assets, included in other long-term assets, consist of the following:

	September 30, 2007	September 30, 2006
Amortizable intangible assets
Non-compete agreememts	$5,150	$1,638
Customer relationships	88,746	58,096
Beneficial lease arrangements	610	610
Deferred financing costs and other	7,976	5,109

	102,482	65,453
Less: accumulated amortization	26,277	11,531

	76,205	53,922
Unamortizable trademarks	9,750	9,750
Other assets	8,212	2,000

Total other intangible assets	$94,167	$65,672

        Amortization expense related to intangible assets amounted to approximately $15,071, $9,671, and $1,206 in 2007, 2006, and 2005, respectively. The intangible lives range from one to fifteen years and the weighted average remaining life was 13.2 years at September 30, 2007. Estimated future annual amortization amounts for the above intangible assets as of September 30, 2007 were $15,924, $13,042, $10,499, $8,630, $6,876, and $21,234 for 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.

5.     Acquisitions

  North Coast Commercial Roofing Systems, Inc.

        On April 2, 2007, the Company purchased 100% of the outstanding stock of North Coast Commercial Roofing Systems, Inc. and certain of its subsidiaries and affiliates (together "North Coast"), a Twinsburg, Ohio-based distributor of commercial roofing systems and related accessories, with 16 locations in eight U.S. states at the time of the acquisition. North Coast has branches in Ohio, Illinois, Indiana, Kentucky, Michigan, New York, Pennsylvania and West Virginia. This purchase was funded with cash on hand along with funds borrowed under the Company's U.S. revolving line of credit. North Coast had net sales of $235 million (unaudited) for the year ended March 31, 2006. A total of $7.9 million of cash remains in escrow at September 30, 2007 for post-closing indemnification claims and is included in other long-term assets and liabilities. The Company has included the results of operations for North Coast from the date of acquisition and applied preliminary purchase accounting, which, along with certain purchase price adjustments, resulted in recorded goodwill of $62.3 million as per below (in 000's). The Company expects to finalize the purchase accounting in the third quarter of fiscal year 2008.

Accounts receivable	$31,737
Inventories	13,349
Prepaid expenses and other	982
Property and equipment	4,150
Deferred taxes	(10,400)
Accounts payable and accrued expenses	(19,165)

Net assets	20,652
Non-compete	3,300
Customer relationships	29,550
Goodwill	62,298

Purchase price	$115,800

  Roofing and Sheet Metal Supply, Inc.

        On August 30, 2006, the Company purchased certain assets of Roofing & Sheet Metal Supply, Inc. ("RSM"), a Tulsa, Oklahoma-based distributor of residential and commercial roofing products with locations in Tulsa, Oklahoma, Joplin, Missouri and Springdale and Fort Smith, Arkansas. This purchase was funded through the Company's U.S. revolving line of credit. A total of $1.0 million of cash remains in escrow at September 30, 2007 for post-closing indemnification claims and is included in other current assets. RSM had net sales of $33 million (unaudited) for the year ended November 30, 2005. The Company has included the results of operations for RSM from the date of acquisition and applied purchase accounting, which, along with certain purchase price adjustments, resulted in recorded goodwill of $15.3 million as follows (in 000's):

Net assets	$3,376
Customer relationships	6,739
Goodwill	15,258

Purchase price	$25,373

  Roof Depot, Inc.

        On August 25, 2006, the Company purchased certain assets of Roof Depot, Inc. ("Roof Depot"), a Minnesota-based distributor of residential and commercial roofing and other related building products with locations in Minneapolis and Stillwater, Minnesota. This purchase was funded through the Company's U.S. revolving line of credit. A total of $1.0 million of cash remains in escrow at September 30, 2007 for post-closing indemnification claims and is included in other current assets. Roof Depot had net sales of $31 million (unaudited) for the year ended December 31, 2005. The Company has included the results of operations for Roof Depot from the date of acquisition and applied purchase accounting, which, along with certain purchase price adjustments, resulted in recorded goodwill of $4.0 million as follows (in 000's):

Net assets	$10,218
Customer relationships	3,863
Goodwill	4,019

Purchase price	$18,100

  Mississippi Roofing Supply, Inc., Sunbelt Supply LLC and Alabama Roofing Supply LLC

        On January 17, 2006, the Company purchased certain assets of Mississippi Roofing Supply, Inc., Sunbelt Supply LLC, and Alabama Roofing Supply LLC (together the "Supply Companies"), three affiliated distributors of roofing and other building products with two locations in Alabama and one in Mississippi. This purchase was funded through the Company's U.S. revolving line of credit and term loans. The Supply Companies had combined net sales of $76 million (unaudited) for the year ended December 31, 2005. The Company has included the results of operations for the Supply Companies from the date of acquisition. The purchase price was adjusted for the Supply Companies' financial performance for the year ended December 31, 2005. The Company applied purchase accounting, which, along with certain purchase price adjustments, resulted in recorded goodwill of $53.5 million as follows (in 000's):

Net assets	$7,754
Non-compete	315
Customer relationships	7,825
Goodwill	53,531

Purchase price	$69,425

  C&S Roofing Materials, Inc. D/B/A Pacific Supply Company

        On January 10, 2006, the Company purchased certain assets of C&S Roofing Materials, Inc. D/B/A Pacific Supply Company ("Pacific"), a distributor of roofing and other building products with four locations in Orange and Los Angeles counties in California. This purchase was funded through the Company's U.S. revolving line of credit. Pacific had net sales of $53 million (unaudited) for the year ended December 31, 2005. The Company has included the results of operations for Pacific from the date of acquisition and applied purchase accounting, which, along with certain purchase price adjustments, resulted in recorded goodwill of $26.7 million as follows (in 000's):

Net assets	$6,740
Non-compete	181
Customer relationships	9,700
Goodwill	26,669

Purchase price	$43,290

  SDI Holding, Inc.

        On October 14, 2005, the Company purchased 100% of the outstanding stock of SDI Holding, Inc. ("Shelter"), a distributor of roofing and other building products with 51 branches in 14 states at the time of the acquisition. This purchase was funded through the Company's U.S. revolving line of credit and term loans. Based upon Shelter's final performance for the 2005 calendar year, the sellers qualified for an earn-out payment of $6.4 million, which was paid in June 2006. Shelter had net sales of

$342 million (unaudited) for the year ended December 31, 2005. The Company has included the results of operations for Shelter from the date of acquisition and applied purchase accounting, which, along with certain purchase price adjustments, resulted in recorded goodwill of $78.0 million as follows (in 000's):

Accounts receivable	$48,351
Inventories	53,108
Property and equipment	15,317
Other assets	17,271
Accounts payable and accrued expenses	(57,042)
Other liabilities	(8,976)
Beneficial leases	610
Non-compete	842
Customer relationships	25,852
Goodwill	77,993

Purchase price	$173,326

Supplemental Pro Forma Information—Unaudited

        The unaudited pro forma net sales for the year ended September 30, 2007, assuming the acquisition of North Coast had occurred at the beginning of the year were $1,744 million. Pro forma net income and net income per share for that period were not presented as the impact of the North Coast acquisition on net income was not material. The unaudited pro forma summary information below for the year ended September 30, 2006, gives effect to the acquisition of Shelter as if the acquisition had occurred at the beginning of that period and is after giving effect to certain adjustments, including amortization of the intangible assets subject to amortization, interest expense incurred as a consequence of the increased borrowings under the Company's credit facilities, and related income taxes. The impact of North Coast and the aggregate impact of the inclusion of the other 2006 acquisitions—Pacific, the Supply Companies, Roof Depot and RSM—on the pro forma net income and net income per share presented below were not material to net income and therefore were not presented. However, had the impact from those acquired companies also been included in the pro forma net sales below, total pro forma net sales (unaudited) would have been $1,874 million for the year ended September 30, 2006. The unaudited pro forma summary information below is not necessarily indicative of the financial results that would have occurred if the Shelter acquisition had been consummated at the beginning of that period, nor is it necessarily indicative of the financial results which may be attained in the future.

        The pro forma summary information is based upon available information and upon certain assumptions that the Company's management believes are reasonable.

September 30, 2006
Unaudited (Dollars in thousands, except per share data)

Net sales	$1,516,459

Net income	$48,771

Net income per share:
Basic	$1.14

Diluted	$1.11

  Other Recent Acquisitions

        On May 18, 2007, the Company purchased certain assets of Wholesale Roofing Supply, a single location distributor of residential and commercial roofing products located in Knoxville, Tennessee. Additionally, on November 23, 2005, the Company purchased certain assets of Easton Wholesale Company, Inc., a single location distributor of building products located in Easton, Maryland. Pro forma information has not been provided for these acquisitions since the impact to the financial statements was not material.

6.     Prepaid Expenses and Other Assets

        The significant components of prepaid expenses and other assets are as follows:

	September 30, 2007	September 30, 2006
Vendor rebates	$22,791	$27,398
Other	11,718	10,735

	$34,509	$38,133

7.     Property and Equipment, net

        Property and equipment, net, consist of the following:

	September 30, 2007	September 30, 2006
Land	$2,198	$2,124
Buildings and leasehold improvements	16,325	13,175
Equipment	95,236	74,875
Furniture and fixtures	10,118	8,583

	123,877	98,757
Less: accumulated depreciation and amortization	54,124	39,466

	$69,753	$59,291

        Depreciation and amortization of property and equipment totaled $17,792, $14,121 and $7,542 in 2007, 2006 and 2005, respectively.

8.     Accrued Expenses

        The significant components of accrued expenses are as follows:

	September 30, 2007	September 30, 2006
Inventory receipts	$15,931	$18,241
Employee-related	13,529	19,555
Interest expense	6,243	1,453
Customer incentives	5,333	4,659
Property taxes	4,548	3,797
Income taxes	—	6,506
Other	8,436	4,508

	$54,020	$58,719

9.     Financing Arrangements

  Senior Secured Credit Facilities

        On November 2, 2006, we entered into an amended and restated seven-year $500 million U.S. senior secured credit facility and a C$15 million senior secured Canadian credit facility with GE Antares Capital ("GE Antares") and a syndicate of other lenders (combined, the "Credit Facility"). The Credit Facility refinanced the prior $370 million credit facilities that also were provided through GE Antares. The Credit Facility provides us with lower interest rates and available funds for future acquisitions and ongoing working capital requirements. In addition, the Credit Facility increases the allowable total equipment financing and/or capital lease financing to $35 million. The Credit Facility provides for a cash receipts lock-box arrangement that gives us sole control over the funds in lock-box accounts, unless excess availability is less than $10 million or an event of default occurs, in which case the senior secured lenders would have the right to take control over such funds and to apply such funds to repayment of the senior debt.

        The Credit Facility consists of a U.S. revolving credit facility of $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $131.0 million available for borrowings and $26.1 million outstanding under the US Revolver and Canadian Revolver at September 30, 2007. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheet at September 30, 2007 were classified as short-term debt since the Company paid off those borrowings subsequent to year-end and there is no current expectation of a minimum level of outstanding revolver borrowings in fiscal year 2008. There were $6.5 million of outstanding standby letters of credit at September 30, 2007. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.9 million, and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

Excess Cash Flow

        On May 15 of each fiscal year, commencing on May 15, 2008, we must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on the Company's results for 2007, no payment will be due next year.

Interest

        Interest on borrowings under the U.S. credit facility is payable at our election at either of the following rates:

  •
  the base rate (that is the higher of (a) the base rate for corporate loans quoted in The Wall Street Journal or (b) the Federal Reserve overnight rate plus 1/2 of 1%) plus a margin of 0.75% for the Term Loan.

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

        The US Revolver currently carries an interest rate of LIBOR plus 1% (6.80% at September 30, 2007), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75% (6.25% at September 30, 2007), and the Term Loan carries an interest rate of LIBOR plus 2% (ranging from 7.36% to 7.55% at September 30, 2007). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year. Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

        On the last day of each fiscal quarter, commencing with the quarter ended December 31, 2006, our Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0. At September 30, 2007, this ratio was 3.48:1.0.

Capital Expenditures

        We cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

        As of September 30, 2007, we were in compliance with these covenants. Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries secure obligations under the Credit Facility.

  Senior Notes Payable

        Senior notes payable consisted of the following:

	September 30, 2007	September 30, 2006
Senior notes payable to commercial lenders, due in equal quarterly payments of principal of $0.9 million with the remainder due in 2013, plus required prepayment amounts and interest at the base rate, as defined, plus 0.75% or LIBOR plus 2.0% (7.36% to 7.55% at September 30, 2007) through November 2013	$347,375	$—
Senior notes payable to commercial lenders, due in varying quarterly payments of principal, plus required prepayment amounts and interest at the bank prime rate plus 0.50% or LIBOR plus 1.75% (7.24% at September 30, 2006) through October 2010	—	27,441
Senior notes payable to commercial lenders, due in equal quarterly payments of principal, plus interest at the bank prime rate plus 1.50% or LIBOR plus 2.75% (8.16% at September 30, 2006) through October 2010	—	45,341

	347,375	72,782
Less current portion	4,375	3,500

	$343,000	$69,282

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

        At the time of the refinancing discussed above, there was $227.8 million of borrowings outstanding under the prior revolvers. The outstanding revolver borrowings at that date carried a weighted-average interest rate of 7.03%. The outstanding revolver borrowings at September 30, 2006 carried a weighted- average interest rates of 6.97% and were classified as long-term debt since the amounts were expected to be outstanding for greater than one year.

  Equipment Financing Facilities

        We have two equipment financing facilities that allow for the financing of purchased transportation and material handling equipment totaling $32.9 million with $5.5 million of remaining availability as of September 30, 2007. There was $27.4 million of equipment financing loans outstanding at September 30, 2007, with fixed interest rates ranging from 4.7% to 7.4%.

  Other Information

        The Company made interest payments under all financing arrangements totaling $23,272 in 2007, $18,463 in 2006, and $5,185 in 2006.

        Annual principal payments for all outstanding borrowings for each of the next five years and thereafter as of September 30, 2007 were as follows (Other obligations relate to escrow payments due to sellers for recent acquisitions):

Fiscal year	Senior Secured Credit Facility	Equipment Financing & Other	Revolving Lines of Credit	Total
2008	$4,375	$4,330	$26,068	$34,773
2009	3,500	7,990	—	11,490
2010	3,500	8,960	—	12,460
2011	3,500	4,690	—	8,190
2012	3,500	4,130	—	7,630
Thereafter	329,000	5,500	—	334,500

Subtotal	347,375	35,600	26,068	409,043
Less current portion	4,375	4,330	26,068	34,773

Total long-term debt	$343,000	$31,270	$—	$374,270

10.   Leases

        The Company operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis. The Company leases three buildings from its former Chairman (and current director) for an aggregate of approximately $0.6 million in 2007and 2006 and $0.5 million in 2005.

        At September 30, 2006, the minimal rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year are as follows:

Year ending September	Operating Leases
2008	$21,564
2009	20,176
2010	16,795
2011	12,076
2012	8,530
Thereafter	15,023

Total minimum lease payments	$94,164

        Rent expense was $23,022 in 2007, $17,817 in 2006 and $9,608 in 2005. Sublet income was immaterial for these years.

11.   Stock Options

Stock Option Plans

        The Company is currently making stock-based awards under its 2004 Stock Plan, which was adopted on September 21, 2004. The 2004 Stock Plan allows for the granting of up to 3.3 million shares of Common Stock in the form of stock options or stock awards to key employees and members of the Board of Directors. The key terms of the grants are determined by the Company's Board of Directors.

        The 1998 Stock Plan allowed for the granting of options to purchase up to 3.1 million shares of Common Stock. Options were generally allowed to be exercised beginning 18 months after the date of grant and will terminate ten years from the grant date. No further awards will be made under the 1998 Stock Plan.

        In the event of a change in control of the Company, all outstanding options are immediately vested.

        Information regarding the Company's stock options, adjusted for the 2006 stock split, is summarized below (not in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in Millions)
Outstanding at September 25, 2004	2,862,539	$1.67
Granted	613,500	12.13
Exercised	(479,378)	1.31
Canceled	(44,663)	6.77

Outstanding at September 24, 2005	2,951,999	3.83
Granted	723,653	19.91
Exercised	(848,416)	1.83
Canceled	(26,577)	16.61

Outstanding at September 30, 2006	2,800,659	8.47
Granted	736,250	21.89
Exercised	(406,828)	2.74
Canceled	(84,961)	20.35

Outstanding at September 30, 2007	3,045,120	$12.15	7.1	$9.6

Vested or Expected to Vest at September 30, 2007	2,972,292	$11.96	7.0	$9.6

Exercisable at September 30, 2007	1,831,312	$7.00	6.0	$9.6

        There were options available for grants to purchase 1,328,922 shares of Common Stock under the 2004 Stock Plan at September 30, 2007. The Company granted 630,000 additional options under the 2004 Stock Plan to management in October 2007 and will seek shareholder approval to add 1,750,000 shares of Common Stock to be available for future grants under the 2004 Stock Plan. The weighted-average grant date fair values of stock options granted during 2007, 2006 and 2005 were $10.06, $9.08 and $5.37, respectively. The intrinsic value of stock options exercised during 2007 and 2006 was $5.7 million and $16.6 million, respectively. At September 30, 2007, the Company had $10.3 million of excess tax benefits available for potential deferred tax write-offs related to option accounting.

        Details regarding options to purchase common stock outstanding as of September 30, 2007 are as follows:

	Options Outstanding	Weighted Range of Average Exercise Prices	Contractual Life in Years	Options Exercisable
	1,156,191	$0.30-$2.72	5.3	1,156,191
	30,000	$8.15-$10.87	7.0	30,000
	447,334	$10.87-$13.58	7.1	308,499
	68,750	$13.59-$16.30	7.5	55,250
	564,153	$16.30-$19.02	8.0	178,388
	741,442	$21.74-$24.45	9.0	90,234
	37,250	$24.45-$27.17	8.4	12,750

Total	3,045,120			1,831,312

Special CEO Options Grant

        The Company granted stock options to its President and Chief Executive Officer (CEO) in October 2003 under an executive securities agreement. The grant included options to purchase 505,050 shares of common stock at fair value and was scheduled to vest over two years. In January 2004, the Company and the CEO amended the special purchase option agreement to increase the number of shares that could be purchased under the options to 612,366 shares. Such amendment did not change the exercise price, contractual term or vesting of the original award. Under this grant, the exercise price must be paid in cash, unless the Company permits otherwise. The options expire on October 20, 2013 and became fully vested after the completion of the Company's IPO. These options were not granted under the Company's 1998 Stock Plan or 2004 Stock Plan. Options to purchase 150,000 shares under this grant were exercised in December 2005 at the time of the Company's secondary stock offering, leaving 462,366 options outstanding under the special CEO grant at September 30, 2007 and 2006.

12.   Benefit Plans

        The Company maintains defined contribution plans covering all full-time employees of the Company who have 90 days of service (one year of service for 2005 and prior) and are at least 21 years old. An eligible employee may elect to make a before-tax contribution of between 1% and 100% (15% for 2005 and prior) of his or her compensation through payroll deductions, not to exceed the annual limit set by law ($15,500 for 2007). The Company currently matches the first 50% of participant contributions limited to 6% of a participant's gross compensation (maximum Company match is 3%). All Company contributions are subject to management's discretion. The expense for this plan was $4,485 in 2007, $4,579 in 2006 and $3,387 in 2005.

        The Company also contributes to an external pension fund for certain of its employees who belong to a local union. Annual contributions were $116, $82, and $74 in 2007, 2006, and 2005, respectively.

13.   Income Taxes

        The income tax provision consists of the following:

	Fiscal year
	2007	2006	2005
Current:
Federal	$9,038	$24,488	$15,025
Foreign	2,480	2,510	2,335
State	3,833	6,035	3,720

	15,351	33,033	21,080

Deferred:
Federal	1,348	(1,212)	730
Foreign	(21)	39	19
State	417	(331)	147

	1,744	(1,504)	896

	$17,095	$31,529	$21,976

        The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

	Fiscal Year
	2007	2006	2005
Federal income taxes at statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	6.09	4.59	4.60
Foreign income tax rate differential	0.21	0.13	0.14
Non-deductible meals and entertainment	1.16	0.36	0.33
Income tax reserves	(0.71)	(1.15)	—
Other	(1.41)	0.07	(0.04)

Total	40.34%	39.00%	40.03%

        The components of the Company's deferred taxes are as follows:

	September 30, 2007	September 30, 2006
Deferred tax liabilities:
Excess tax over book depreciation and amortization	$37,896	$21,737
Foreign currency translation adjustment	3,472	—
Other	—	251

	41,368	21,988

Deferred tax assets:
Deferred compensation	4,877	3,152
Allowance for doubtful accounts	3,951	2,459
Accrued vacation & other	2,457	1,341
Foreign tax credit carryover	51	94
Inventory valuation	6,738	6,823

	18,074	13,869

Net deferred income tax liabilities	$23,294	$8,119

        The Company made tax payments of $20,986 in 2007, $19,296 in 2006, and $19,843 in 2005. In 2007, 2006, and 2005, the Company had reductions in income taxes payable of $2,286, $6,566 and $2,060, respectively, as a result of stock option exercises.

        The Company has operations in 34 U.S. states and three provinces in Canada and is subject to tax audits in each of these jurisdictions and federally in both the United States and Canada. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimate of taxes payable in the accompanying financial statements. Additional taxes are reasonably possible, however the amounts cannot be estimated at this time.

14.   Related-Party Transactions

        As mentioned in Note 10, the Company leases three buildings from its former Chairman and current director for an aggregate of approximately $0.6 million in 2007 and 2006 and $0.5 million in 2005.

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

16.   Geographic and Product Data

        In accordance with the enterprise-wide disclosure requirements of SFAS No. 131, the Company's geographic and product information is as follows:

	Year Ended
	September 30, 2007			September 30, 2006			September 24, 2005
	Net Revenues	Income before taxes	Property and Equipment, net	Net Revenues	Income before taxes	Property and Equipment, net	Net Revenues	Income before taxes	Property and Equipment, net
U.S.	$1,539,617	$35,152	$62,303	$1,397,155	$73,779	$52,767	$762,640	$48,204	$25,674
Canada	106,168	7,222	7,450	103,482	7,061	6,524	88,288	6,689	6,093

Total	$1,645,785	$42,374	$69,753	$1,500,637	$80,840	$59,291	$850,928	$54,893	$31,767

        Net revenues to external customers by product group:

	Year Ended
	September 30, 2007	September 30, 2006	September 24, 2005
Residential roofing products	$699,278	$731,704	$346,293
Non-residential roofing products	591,905	448,042	305,604
Complementary building products	354,602	320,891	199,031

Total	$1,645,785	$1,500,637	$850,928

17.   Allowance for Doubtful Accounts

        The activity in the allowance for doubtful accounts consisted of the following:

Fiscal Year	Balance at beginning of year	Provision Additions	Write-offs	Balance at end of year
September 30, 2007	$5,020	$7,916	$(4,966)	$7,970
September 30, 2006	$4,104	$4,656	$(3,740)	$5,020
September 24, 2005	$2,958	$3,331	$(2,185)	$4,104

18.   Financial Derivatives

        The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest rates. Use of derivative financial instruments in hedging programs subjects the Company to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative instrument will change. In a hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivatives represents the possibility that the counterparty will not fulfill the terms of the contract. The notional, or contractual, amount of the Company's derivative financial instruments is used to measure interest to be paid or received and does not represent the Company's exposure due to credit risk. The Company's current derivative instruments are with counterparties rated very highly by nationally recognized credit rating agencies.

        The Company utilizes interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. There were interest rate derivative instruments outstanding in a total notional amount of $300 million at September 30, 2007, which consisted of: a) interest rate swaps totaling $200 million, expiring in April 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.99% and a a cap rate of 5.75%; and c) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.75% and a cap rate of 6.00%. The combined fair value of the agreements resulted in a recorded liability of approximately $2.1 million at September 30, 2007, which was determined based on current interest rates and expected future trends. The Company entered into these instruments during the second quarter of 2007 and cancelled the prior interest rate derivative instruments that had notional amounts totaling $150 million. The current derivative instruments are designated as cash flow hedges, for which the Company records the effective portions of changes in their fair value, net of tax, in other comprehensive income. Any ineffective portion of the hedges is recognized in earnings, of which there has been none to date. The prior derivative instruments were not designated as hedges and therefore changes in their fair values were recorded in interest expense.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

1.     Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to Beacon Roofing Supply, Inc., including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

2.     Internal Control over Financial Reporting

  (a)    Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers, and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our assessment of and conclusion on the effectiveness of our internal control over financial reporting did not include the internal controls of North Coast Commercial Roofing Systems, Inc., which were acquired in 2007 and included in our 2007 consolidated financial statements. This acquired company constituted 18.4% and 36.1% of total and net assets, respectively, as of September 30, 2007, and 9.3% and 4.7% of revenues and net income, respectively, for the year then ended.

        Our management assessed the effectiveness of our internal controls over financial reporting as of September 30, 2007. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of September 30, 2007, our internal control over financial reporting is effective based on those criteria.

        Our Independent Registered Public Accounting Firm has issued a report on the Company's internal control over financial reporting. This report appears below.

  (b)    Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Beacon Roofing Supply, Inc.

        We have audited Beacon Roofing Supply, Inc.'s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Beacon Roofing Supply, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of North Coast Commercial Roofing Systems, Inc., which were acquired in 2007 and included in the 2007 consolidated financial statements of Beacon Roof Supply, Inc. and constituted 18.4% and 36.1% of total and net assets, respectively, as of September 30, 2007 and 9.3% and 4.7% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Beacon Roofing Supply, Inc. also did not include an evaluation of the internal control over financial reporting of North Coast Commercial Roofing Systems, Inc.

        In our opinion, Beacon Roofing Supply, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beacon Roofing Supply, Inc. as of September 30, 2007 and September 30, 2006 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2007 and our report dated November 27, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts November 27, 2007

  (c)    Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Our by-laws were amended and restated on November 27, 2007, as filed as Exhibit 3.2 to this Form 10-K, to allow for the issuance of uncertificated shares of stock.

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

        The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of September 30, 2007 and September 30, 2006

  •
  Consolidated Statements of Operations for the years ended September 30, 2007, September 30, 2006, and September 24, 2005

  •
  Consolidated Statements of Stockholders' Equity for the years ended September 30, 2007, September 30, 2006, and September 24, 2005.

  •
  Consolidated Statements of Cash Flows for the years ended September 30, 2007, September 30, 2006, and September 24, 2005

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
Date: November 28, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ROBERT R. BUCK Robert R. Buck	Chairman and Chief Executive Officer	November 28, 2007
/s/ DAVID R. GRACE David R. Grace	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	November 28, 2007
/s/ ANDREW R. LOGIE Andrew R. Logie	Director	November 28, 2007
/s/ H. ARTHUR BELLOWS, JR. H. Arthur Bellows, Jr.	Director	November 28, 2007
/s/ JAMES J. GAFFNEY James J. Gaffney	Director	November 28, 2007
/s/ PETER M. GOTSCH Peter M. Gotsch	Director	November 28, 2007
/s/ WILSON B. SEXTON Wilson B. Sexton	Director	November 28, 2007
/s/ STUART A. RANDLE Stuart A. Randle	Director	November 28, 2007

INDEX TO EXHIBITS

EXHIBIT

EXHIBIT NUMBER
3.1	Second Amended and Restated Certificate of Incorporation of Beacon Roofing Supply, Inc. (incorporated herein by reference to Exhibit 3.1 to Beacon Roofing Supply, Inc.'s annual report on Form 10-K for the year ended September 25, 2004)
3.2	Amended and Restated By-Laws of Beacon Roofing Supply, Inc.
4.1
Form of Specimen Common Stock Certificate of Beacon Roofing Supply, Inc. (incorporated herein by reference to Exhibit 4.1 to Beacon Roofing Supply, Inc.'s Registration Statement on S-1 (Registration No. 333-116027))
10.1
Fourth Amended and Restated Credit Agreement, dated as of November 2, 2006, among Beacon Sales Acquisition, Inc., as borrower, Beacon Roofing Supply, Inc., as one of the Guarantors, the Lenders and L/C Issuers party thereto, and General Electric Capital Corporation, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of Beacon Roofing Supply, Inc.'s current report on Form 8-K filed November 3, 2006).
10.2
Fourth Amended and Restated Loan and Security Agreement, dated as of November 2, 2006, among Beacon Roofing Supply Canada Company, GE Canada Finance Holding Company and the financial institutions party thereto (incorporated by reference to Exhibit 10.2 to Beacon Roofing Supply, Inc's current report on Form 8-K filed November 3, 2006).
10.3
Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for all employees, including executive officers who are not directors (incorporated by reference to Exhibit 10.3 to Beacon Roofing Supply, Inc.'s annual report on Form 10-K for the year ended September 30, 2006).*
10.4	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for non-employee directors (incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2006).*
10.5
Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for employee directors (incorporated by reference to Exhibit 10.5 to Beacon Roofing Supply, Inc.'s annual report on Form 10-K for the year ended September 30, 2006).*
10.6
Employment Agreement dated as of October 20, 2003 by and between Robert Buck and Beacon Sales Acquisition, Inc. d/b/a Beacon Sales Company (incorporated herein by reference to Exhibit 10.2 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-116027)*
10.7
Amendment to Employment Agreement dated as of May 19, 2004 by and between Robert Buck and Beacon Sales Acquisition, Inc. d/b/a Beacon Sales Company (incorporated herein by reference to Exhibit 10.3 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-116027)*
10.8
Amendment dated February 15, 2006 to the Employment Agreement between Robert R. Buck and Beacon Sales Acquisition, Inc. (incorporated herein by reference to Exhibit 10.1 to Beacon Roofing Supply Inc.'s current report on Form 8-K filed February 21, 2006)*

10.9
Amendment to Employment Agreement dated October 25, 2007 by and between Robert Buck and Beacon Sales Acquisition, Inc. d/b/a Beacon Sales Company (incorporated herein by reference to Exhibit 10.1 to Beacon Roofing Supply, Inc.'s current report on Form 8-K filed on October 26, 2007).*
10.10
Chief Executive Securities Agreement dated as of August 21, 1997 by and between Beacon Roofing Supply, Inc. (formerly known as Beacon Holding Corporation), Andrew Logie and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 10.4 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-116027)
10.11
Executive Securities Agreement dated as of October 20, 2003 by and between Beacon Roofing Supply, Inc., Robert Buck and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 10.5 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-116027)
10.12
Amendment to Executive Securities Agreement dated as of January 28, 2004 by and between Beacon Roofing Supply, Inc., Robert Buck and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 10.6 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-116027)
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
10.17	Description of Management Cash Bonus Plan (incorporated herein by reference to Exhibit 10.16 to Beacon's Annual Report on Form 10-K for the year ended September 24, 2005)*
21	Subsidiaries of Beacon Roofing Supply, Inc.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Compensatory plan or arrangement.

QuickLinks

Table of Contents BEACON ROOFING SUPPLY, INC. Index to Annual Report on Form 10-K Year Ended September 30, 2007
Forward-looking statements
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to consolidated financial statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Beacon Roofing Supply, Inc. Consolidated Statements of Cash Flows
Beacon Roofing Supply, Inc. Notes to Consolidated Financial Statements Year Ended September 30, 2007 (dollars in thousands, except per share data)
Supplemental Pro Forma Information—Unaudited
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO EXHIBITS