Form 10-Q
period 2007-12-31
BEACON ROOFING SUPPLY INC
filed 2008-02-08
CIK 1124941

Use these links to rapidly review the document
BEACON ROOFING SUPPLY, INC. Form 10-Q For the Quarter Ended December 31, 2007 INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
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
978-535-7668 (Registrant's telephone number, including area code)

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

        As of February 1, 2008, there were 44,281,312 outstanding shares of the registrant's common stock, $.01 par value per share.

BEACON ROOFING SUPPLY, INC.
Form 10-Q
For the Quarter Ended December 31, 2007
INDEX

BEACON ROOFING SUPPLY, INC.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets

	(Unaudited) December 31, 2007	(Unaudited) December 31, 2006	(Note) September 30, 2007
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$7,321	$42,576	$6,469
Accounts receivable, less allowance of $9,796 at December 31, 2007, $5,418 at December 31, 2006, and $7,970 at September 30, 2007	189,186	167,338	267,563
Inventories	173,020	165,036	165,848
Prepaid expenses and other assets	38,543	41,161	34,509
Deferred income taxes	15,394	11,238	13,196

Total current assets	423,464	427,349	487,585
Property and equipment, net	65,706	66,530	69,753
Goodwill	355,176	288,667	355,155
Other assets, net	89,804	65,676	94,167

Total assets	$934,150	$848,222	$1,006,660

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$106,667	$98,024	$183,257
Accrued expenses	55,728	63,906	54,020
Current portion of long-term obligations	34,112	6,564	34,773

Total current liabilities	196,507	168,494	272,050
Senior notes payable, net of current portion	341,250	346,500	343,000
Deferred income taxes	36,499	18,801	36,490
Long-term obligations under equipment financing and other, net of current portion	31,807	14,496	31,270
Commitments and contingencies
Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized;
44,273,312 issued in December of 2007, 43,872,954 in December of 2006 and 44,273,312 issued in September of 2007	443	439	443
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	212,932	204,842	211,567
Retained earnings	111,881	90,166	106,640
Accumulated other comprehensive income	2,831	4,484	5,200

Total stockholders' equity	328,087	299,931	323,850

Total liabilities and stockholders' equity	$934,150	$848,222	$1,006,660

Note: The balance sheet at September 30, 2007
has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Operations

	Three Months Ended December 31,
Unaudited (Dollars in thousands, except per share data)
	2007	2006
Net sales	$398,396	$380,209
Cost of products sold	306,702	288,475

Gross profit	91,694	91,734
Operating expenses	75,917	70,672

Income from operations	15,777	21,062
Interest expense	7,009	6,328

Income before income taxes	8,768	14,734
Income taxes	3,527	5,929

Net income	$5,241	$8,805

Net income per share:
Basic	$0.12	$0.20

Diluted	$0.12	$0.20

Weighted average shares used in computing net income per share:
Basic	44,273,312	43,869,559

Diluted	44,852,748	45,088,380

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Cash Flows

	Three Months ended December 31,
	2007	2006
	Unaudited (in thousands)
Operating activities:
Net income	$5,241	$8,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,891	6,795
Stock-based compensation	1,365	1,330
Unrealized gain on interest rate collar	—	(106)
Deferred income taxes	(552)	(516)
Changes in assets and liabilities, net of the adjustments of businesses acquired:
Accounts receivable	78,025	42,548
Inventories	(7,340)	(1,192)
Prepaid expenses and other assets	(5,877)	(3,084)
Accounts payable and accrued expenses	(76,940)	(50,982)

Net cash provided by operating activities	2,813	3,598
Investing activities:
Purchases of property and equipment, net of sale proceeds	(1,084)	(11,261)

Net cash used in investing activities	(1,084)	(11,261)
Financing activities:
Repayments under revolving lines of credit, net	(657)	(229,752)
Net borrowings (repayments) under senior notes payable, and other	(971)	281,265
Proceeds from exercise of options	—	79
Payment of deferred financing costs	—	(2,954)

Net cash provided (used) by financing activities	(1,628)	48,638
Effect of exchange rate changes on cash	751	(246)

Net increase in cash and cash equivalents	852	40,729
Cash and cash equivalents at beginning of year	6,469	1,847

Cash and cash equivalents at end of period	$7,321	$42,576

Non-cash transactions:
Conversion of senior notes payable to new senior notes payable	$—	$66,839

The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

        Beacon Roofing Supply, Inc. (the "Company") prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. The balance sheet as of December 31, 2006 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

        In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (first quarter) ended December 31, 2007 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2008 ("2008"). Both this year's and last year's first quarter had 61 business days.

        The Company's fiscal year ends in September of each year. Each of the Company's 2008 and 2007 quarters ends or ended on the last day of the respective third calendar month.

        During the first quarter of 2007, the Company refinanced its prior credit facilities (Note 6) and invested the associated excess funds in a money market account, which were classified as cash equivalents. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents also include unsettled credit card transactions.

        You should also read the financial statements and notes included in the Company's 2007 Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in that Annual Report.

Accounting Change

        Prior to October 1, 2007, the Company recognized income tax accruals with respect to uncertain tax positions based upon Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." Under SFAS No. 5, the Company recorded a liability (including interest and penalties) associated with an uncertain tax position if the liability was both probable and estimable.

        Effective October 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" and requires expanded disclosure with respect to the uncertainty in income taxes. This Interpretation seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.

        The Company is subject to U.S. federal income tax and to income tax of multiple state jurisdictions. The Company is open to tax audits in the various jurisdictions until the respective statutes of limitations expire. The Company is no longer subject to U.S. federal tax examinations for tax years prior to 2004. For the majority of states, the Company is no longer subject to tax examinations for tax years before 2004. In connection with the adoption of FIN No. 48, the Company analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

1. Basis of Presentation (Continued)

well as all open tax years in these jurisdictions. There was no material impact on the consolidated financial statements upon adoption of FIN No. 48.

        As of October 1, 2007, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $168,000. Of this total, $109,000 (net of the federal benefit received from state positions) represents the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense in the consolidated statements of operations. There were no significant accrued interest and penalty amounts resulting from such unrecognized tax benefits at October 1, 2007. The Company does not anticipate a significant change in its unrecognized tax benefits during the next twelve months.

2. Earnings Per Share

        The Company calculates basic income per share by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share includes the dilutive effects of outstanding stock awards.

        The following table reflects the calculation of weighted-average shares outstanding for each period presented:

	Three Months Ended December 31,
	2007	2006
Weighted-average common shares outstanding for basic	44,273,312	43,869,559
Dilutive effect of employee stock options	579,436	1,218,821

Weighted-average shares assuming dilution	44,852,748	45,088,380

3. Stock-Based Compensation

        The Company records stock-based compensation under Statement of Financial Accounting Standards ("SFAS") 123R, Share-Based Payments, using the modified-prospective transition method. Under this method, compensation expense recognized in 2008 and 2007 included: (a) compensation cost for all unvested share-based awards granted prior to adoption of SFAS 123R, based on the grant date fair value estimated in accordance with SFAS 123, Accounting For Stock-Based Compensation, and (b) compensation cost for all subsequent share-based awards granted subsequent to September 24, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation.

        Compensation cost arising from stock options granted to employees and non-employee directors is recognized as an expense using the straight-line method over the vesting period. As of December 31, 2007, there was $7.9 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.2 years. The Company recorded stock-based compensation expense of $1.4 million ($0.8 million net of tax) and $1.3 million ($0.8 million net of tax) for the three months ended December 31, 2007 and 2006, respectively.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

3. Stock-Based Compensation (Continued)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first quarters of 2008 and 2007:

	Three Months Ended December 31,
	2007	2006
Risk free interest rate	3.57 - 4.08%	4.81%
Expected life	6.0 years	5.0 years
Expected volatility	45%	45%
Expected dividend yield	0%	0%

        Expected lives of the options granted and expected volatilities are based on the expected lives and historical volatilities of the options and stocks of comparable public companies and other factors. Estimated cumulative forfeiture rates of 0%-12% were used for expensing the fair value of unvested options during both of the periods above.

        The following table summarizes stock options outstanding as of December 31, 2007, as well as activity during the three months then ended:

	Shares	Weighted-Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(in Millions)
Outstanding at September 30, 2007	3,045,120	$12.15
Granted	670,023	9.40
Exercised	—	—
Forfeited	(12,254)	21.99

Outstanding at December 31, 2007	3,702,889	$11.62	7.3	$7.5

Vested or expected to vest at December 31, 2007	3,620,626	$11.53	7.3	$7.5

Exercisable at December 31, 2007	2,331,883	$9.44	6.2	$7.5

        As of December 31, 2007, there were remaining options to purchase 671,153 shares of common stock available for grant under the Company's 2004 Stock Plan. The weighted-average grant date fair values of stock options granted during the three months ended December 31, 2007 and 2006 were $4.60 and $10.33, respectively. The intrinsic value of stock options exercised during the three months ended December 31, 2006 was $0.1 million. At December 31, 2007, the Company had $10.3 million of excess tax benefits available for potential deferred tax write-offs related to option accounting.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

4. Comprehensive Income

        Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income. For the Company, these currently consist of the following items:

	Three Months Ended December 31,
Unaudited (Dollars in thousands, except per share data)
	2007	2006
Net income	$5,241	$8,805
Foreign currency translation adjustment, net of tax effect	75	(1,452)
Unrealized loss on financial derivatives, net of tax effect	(2,444)	—

Comprehensive income	$2,872	$7,353

5. Acquisitions

North Coast Commercial Roofing Systems, Inc.

        On April 2, 2007, the Company purchased 100% of the outstanding stock of North Coast Commercial Roofing Systems, Inc. and certain of its subsidiaries and affiliates (together "North Coast"), a Twinsburg, Ohio-based distributor of commercial roofing systems and related accessories, with 16 locations in eight U.S. states at the time of the acquisition. North Coast has branches in Ohio, Illinois, Indiana, Kentucky, Michigan, New York, Pennsylvania and West Virginia. This purchase was funded with cash on hand along with funds borrowed under the Company's U.S. revolving line of credit. North Coast had net sales of $235 million (unaudited) for the year ended March 31, 2006. A total of $8.0 million of cash remains in escrow at December 31, 2007 for post-closing indemnification claims and is included in other long-term assets and liabilities. The Company has included the results of operations for North Coast from the date of acquisition and applied preliminary purchase accounting, which, along with certain purchase price adjustments, resulted in recorded goodwill of $62.4 million as per below (in 000's). The Company expects to finalize the purchase accounting in the second quarter of 2008.

Accounts receivable	$31,736
Inventories	13,349
Prepaid expenses and other	982
Property and equipment	4,150
Deferred taxes	(10,400)
Accounts payable and accrued expenses	(19,165)

Net assets	20,652
Non-compete	3,300
Customer relationships	29,550
Goodwill	62,368

Purchase price	$115,870

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

5. Acquisitions (Continued)

Other Recent Acquisitions

        On May 18, 2007, the Company purchased certain assets of Wholesale Roofing Supply ("WRS"), a single location distributor of residential and commercial roofing products located in Knoxville, Tennessee.

6. Debt

        The Company currently has the following credit facilities:

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

        The Credit Facility consists of a U.S. revolving credit facility of $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and provided an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $114.0 million available for revolver borrowings at December 31, 2007, subject to compliance with the maximum consolidated leverage ratio below, and $25.4 million outstanding under the US Revolver (none under the Canadian Revolver) at an interest rate of 7.25%. The outstanding revolver borrowings at September 30, 2007 were $26.1 million and carried a weighted-average interest rate of 6.74%. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets at December 31, 2007 and September 30, 2007 were classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months. There were $6.5 million of outstanding standby letters of credit at December 30, 2007. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.9 million, and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

6. Debt (Continued)

Excess Cash Flow

        On May 15 of each fiscal year, commencing on May 15, 2008, the Company must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on the Company's results for fiscal year 2007, no payment will be due in 2008.

Interest

        Interest on borrowings under the U.S. credit facility is payable at the Company's election at either of the following rates:

  •
  the base rate (that is the higher of (a) the base rate for corporate loans quoted in The Wall Street Journal or (b) the Federal Reserve overnight rate plus 1/2 of 1%) plus a margin of 0.75% for the Term Loan.

  •
  the current LIBOR Rate plus a margin of 1.00% (for U.S. Revolver loans) or 2.00% (for Term Loan).

        Interest under the Canadian credit facility is payable at the Company's election at either of the following rates:

  •
  an index rate (that is the higher of (1) the Canadian prime rate as quoted in The Globe and Mail and (2) the 30-day BA Rate plus 0.75%), or

  •
  the BA rate as described in the Canadian facility plus 1.00%.

        The US Revolver currently carries an interest rate of the base rate plus 0.75% (7.25% at December 31, 2007), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75% (no balance at December 31, 2007), and the Term Loan carries an interest rate of LIBOR plus 2% (7.08% and 7.23% for two LIBOR arrangements under the Term Loan at December 31, 2007). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year.

        Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

        On the last day of each fiscal quarter, the Company's Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0. At December 31, 2007, this ratio was 3.67:1.0.

Capital Expenditures

        The Company cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

        As of December 31, 2007, the Company was in compliance with these covenants. Substantially all of the Company's assets, including the capital stock and assets of wholly-owned subsidiaries secure obligations under the Credit Facility.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

6. Debt (Continued)

Prior Senior Secured Credit Facilities

        The credit facilities in place prior to the Credit Facility discussed above were scheduled to mature on October 14, 2010 and consisted of a $280 million U.S. revolving line of credit and a $C15 million Canadian revolving line of credit, referred to as revolvers, and term loans totaling $90 million. These facilities provided for the same lock-box arrangements as under the Credit Facility. At the time of the refinancing discussed above, there was $227.8 million of borrowings outstanding under the prior revolvers. The outstanding revolver borrowings at that date carried a weighted-average interest rate of 7.03%.

Equipment Financing Facilities

        The Company has two equipment financing facilities that allow for the financing of purchased transportation and material handling equipment totaling $32.9 million with $5.3 million of remaining availability as of December 31, 2007. There was $27.6 million of equipment financing loans outstanding at December 31, 2007, with fixed interest rates ranging from 4.7% to 7.4%.

7. Foreign Sales

        Foreign (Canadian) sales totaled $26.6 and $27.1 million in the three months ended December 31, 2007 and December 31, 2006, respectively.

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

        The Company is using interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. There were interest rate derivative instruments outstanding in a total notional amount of $300 million at December 31, 2007, which consisted of: a) interest rate swaps totaling $200 million, expiring in April 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.99% and a cap rate of 5.75%; and c) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.75% and a cap rate of 6.00%. The combined fair market value of the agreements resulted in a recorded liability of approximately $6.2 million at December 31, 2007, which was determined based on current interest rates and expected future trends. The Company entered into

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

8. Financial Derivatives (Continued)

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

9. Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which addresses how fair value should be measured when required for recognition or disclosure purposes under GAAP. It also establishes a fair value hierarchy and will require expanded disclosures on fair value measurements where applicable. SFAS 157 is effective for the Company in the fiscal year beginning October 1, 2008. The Company has not completed assessing the impact that SFAS 157 will have on its consolidated financial statements, although the impact is not currently expected to be material.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 will be effective for the Company in the fiscal year beginning October 1, 2008. The Company has not completed assessing the impact that the adoption of SFAS 159 will have on its consolidated financial statements, although the impact is not currently expected to be material.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141R") and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company believes the adoption of SFAS 141R will have a significant impact on the accounting for future acquisitions. The adoption of SFAS 160 is not expected to have a material impact on the financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with Management's Discussion and Analysis included in our 2007 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to "2008" refer to the first quarter (three months) ended December 31, 2007 of our fiscal year ending September 30, 2007, and all references to "2007" refer to the first quarter (three months) ended December 31, 2006. Certain tabular information may not foot due to rounding.

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

        We distribute up to 10,000 SKUs through 178 branches in the United States and Canada. We had 2,515 employees as of December 31, 2007, including our sales and marketing team of 987 employees.

        In fiscal year 2007, approximately 94% of our net sales were in the United States. We stock one of the most extensive assortments of high-quality branded products in the industry, enabling us to deliver products to our customers on a timely basis.

        Execution of the operating plan at each of our branches drives our financial results. Revenues are impacted by the relative strength of the residential and non-residential roofing markets we serve. We allow each of our branches to develop its own marketing plan and mix of products based upon its local market. We differentiate ourselves from the competition by providing customer services, including job site delivery, tapered insulation layouts and design and metal fabrication, and by providing credit. We consider customer relations and our employees' knowledge of roofing and exterior building materials to be very important to our ability to increase customer loyalty and maintain customer satisfaction. We invest significant resources in training our employees in sales techniques, management skills and product knowledge. Although we consider these attributes important drivers of our business, we continually pay close attention to controlling operating costs.

        Our growth strategy includes both internal growth (opening branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. Our main acquisition strategy is to target market leaders in geographic areas that we do not service. Our April 2007 acquisition of North Coast Commercial Roofing Systems, Inc. ("North Coast") is one example of this approach. North Coast is a distributor of commercial roofing systems and related accessories that operated 16 branches in eight states in the Midwest and Northeast. North Coast had minimal branch overlap with our existing operations at the time of the acquisition. In addition, we also acquire smaller companies to supplement branch openings within existing markets. Our August 2006 acquisition of Roof Depot, Inc. ("Roof Depot"), which operated two branches and was integrated into our Midwest region, is one example of such an acquisition.

Results of Operations

        The following table shows, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods presented. Percentages may not foot due to rounding.

	Three Months Ended December 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of products sold	77.0	75.9

Gross profit	23.0	24.1
Operating expenses	19.1	18.6

Income from operations	4.0	5.5
Interest expense	1.8	1.7

Income before income taxes	2.2	3.9
Income taxes	0.9	1.6

Net income	1.3%	2.3%

        In managing our business, we consider all growth, including the opening of new branches, to be internal growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth in our discussion and analysis of financial condition and results of operations, we include growth from existing and newly opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. At December 31, 2007, we had a total of 178 branches in operation. For 2008, 161 branches were included in our existing market calculations and 17 branches were excluded because they were acquired during or after the quarter ended December 31, 2006. Acquired markets for 2008 include North Coast and Wholesale Roofing Supply. Percentages in the tables below may not foot due to rounding.

Three Months Ended December 31, 2007 ("2008") Compared to the Three Months Ended December 31, 2006 ("2007")

Existing and Acquired Markets

For the Three Months Ended
(Dollars in thousands)

	Existing Markets December 31,		Acquired Markets December 31,		Consolidated December 31,
	2007	2006	2007	2006	2007	2006
Net Sales	$333,734	$380,209	$64,662	$—	$398,396	$380,209
Gross Profit	81,184	91,734	10,510	—	91,694	91,734
Gross Margin	24.3%	24.1%	16.3%		23.0%	24.1%
Operating Expenses	66,407	70,672	9,510	—	75,917	70,672
Operating Expenses as a % of Net Sales	19.9%	18.6%	14.7%		19.1%	18.6%
Operating Income	$14,777	$21,062	$1,000	$—	$15,777	$21,062
Operating Margin	4.4%	5.5%	1.5%		4.0%	5.5%

Net Sales

        Consolidated net sales increased $18.2 million, or 4.8%, to $398.4 million in 2008 from $380.2 million in 2007. Both this year's and last year's first quarter had 61 business days. Existing market sales declined $46.5 million or 12.2%, while acquired markets contributed an increase of $64.7 million. We attribute the existing market sales decline primarily to the following factors:

  •
  a substantial decline in residential construction, especially in the mid-Atlantic and the Southeastern states; and

  •
  harsher weather during December of this year, especially in the Northeast, Canada, and Midwest; partially offset by the positive impact of:

  •
  seven new branches opened in existing markets since December 31, 2006.

        We opened one new branch and closed one branch in our existing markets during the first quarter of 2008 and opened and closed two branches in existing markets during the first quarter of 2007. For 2008, our acquired markets had combined product group sales of $3.8, $56.5 and $4.4 million in residential roofing products, non-residential roofing products and complementary building products, respectively, while the product group sales for our existing markets were as follows:

For the Three Months Ended

	December 31, 2007		December 31, 2006
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)
Residential roofing products	$142,963	42.8%	$176,219	46.3%	$(33,256)	-18.9%
Non-residential roofing products	117,912	35.3%	118,037	31.0%	(125)	-0.1
Complementary building products	72,859	21.8%	85,953	22.6%	(13,094)	-15.2

	$333,734	100.0%	$380,209	100.0%	$(46,475)	-12.2%

        Note: Total 2008 existing market sales of $333.7 million plus 2008 sales from acquired markets of $64.7 million equal $398.4 million of total 2008 sales. Our total 2007 sales of $380.2 million consisted entirely of sales from existing markets. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Three Months Ended

	December 31, 2007	December 31, 2006	Change
	(dollars in millions)
Gross Profit	$91.7	$91.7	$—		0.0%
Existing Markets	$81.2	$91.7	$(10.6)		-11.5%
Gross Margin	23.0%	24.1%		-1.1%
Existing Markets	24.3%	24.1%		0.2%

        Our existing markets' gross profit declined $10.6 million or 11.5% in 2008, while our acquired markets' gross profit was $10.5 million. Existing markets' gross margin increased to 24.3% in 2008 from 24.1% in 2007. The slight increase was caused primarily by higher calendar year-end vendor rebates and other favorable buying programs offered by some of our vendors during this year's first quarter, partially offset by the negative impact from increased competitive conditions due to the business slowdown in the industry. Our existing market gross margin in 2008, excluding the vendor incentives, which represents invoiced gross margin, saw some signs of recovery, down only 30 basis points from

2007. Our overall gross margin decreased to 23.0% from 24.1% due primarily from an increased sales mix of the traditionally lower gross margin non-residential roofing, mainly due to the addition of North Coast, which sells mostly non-residential roofing.

Operating Expenses

For the Three Months Ended

	December 31, 2007	December 31, 2006	Change
	(dollars in millions)
Operating Expenses	$75.9	$70.7	$5.2		7.4%
Existing Markets	$66.4	$70.7	$(4.3)		-6.0%
Operating Expenses as a % of Sales	19.1%	18.6%		0.5%
Existing Markets	19.9%	18.6%		1.3%

        Our existing markets' operating expenses declined by $4.3 million or 6.0% to $66.4 million in 2008 from $70.7 million in 2007, while our acquired markets' operating expenses totaled $9.5 million. The following factors were the leading causes of our lower existing market operating expenses:

  •
  payroll and related costs decreased by $3.2 million primarily from a lower headcount, offset somewhat by costs at our seven new branches; and

  •
  we realized savings of $1.8 million in other general and administrative expenses from cost-saving measures, favorable insurance claims experience and allocations to our acquired markets, partially offset by:

  •
  a $1.0 million increase in our provision for bad debts as we increased our accounts receivable allowance due to the industry slowdown.

        Existing markets' operating expenses as a percentage of net sales increased to 19.9% from 18.6%, primarily due to the lower existing market sales and the relatively fixed nature of our operating expenses. Overall operating expenses increased to 19.1% of net sales in 2008 from 18.6% in 2007, due to the same factors, offset somewhat from the inclusion of North Coast, which has lower operating costs as a percentage of sales. In 2008, we expensed a total of $3.9 million of amortization of intangible assets recorded under purchase accounting, including $1.6 million in our acquired markets, compared to a total of $2.7 million in 2007.

Interest Expense

        Interest expense increased $0.7 million to $7.0 million in 2008 from $6.3 million in 2007. We refinanced our credit facilities in November 2006 and incurred additional borrowings to finance our acquisitions, both of which increased our debt level since December 31, 2006. In addition, average interest rates during 2008 decreased slightly from the prior year, which affected the unhedged portion of our variable-rate debt.

Income Taxes

        Income tax expense of $3.5 million was recorded in 2008, an effective tax rate of 40.2%, compared to income tax expense of $5.9 million in 2007, also an effective tax rate of 40.2%.

Seasonality and Quarterly Fluctuations

        In general, sales and net income are highest during our first, third and fourth fiscal quarters, which represent the peak months of construction and reroofing, especially in our branches in the northeastern

U.S. and in Canada. Our sales are substantially lower during the second quarter, when we historically have incurred low net income levels or net losses.

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

Certain Quarterly Financial Data

        The following table sets forth certain unaudited quarterly data for fiscal years 2008 and 2007 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends. Totals may not foot due to rounding.

	Fiscal year 2008	Fiscal year 2007
	Qtr 1	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data)
			(unaudited)
Net sales	$398.4	$380.2	$286.9	$484.9	$493.8
Gross profit	91.7	91.7	66.2	107.8	108.2
Income from operations	15.8	21.1	(4.2)	26.7	26.3
Net income (loss)	$5.2	$8.8	$(6.3)	$11.5	$11.3
Earnings (loss) per share—basic	$0.12	$0.20	$(0.14)	$0.26	$0.26
Earnings (loss) per share—fully diluted	$0.12	$0.20	$(0.14)	$0.26	$0.25
Quarterly sales as % of year's sales		23.1%	17.4%	29.5%	30.0%
Quarterly gross profit as % of year's gross profit		24.5%	17.7%	28.8%	28.9%
Quarterly income from operations as % of year's income from operations		30.2%	-6.1%	38.2%	37.7%

        The calculation of the net loss per share for the second quarter of 2007 did not include the effect of stock options since the impact would have been anti-dilutive.

Liquidity and Capital Resources

        We had cash and cash equivalents of $7.3 million at December 31, 2007 compared to $42.6 million at December 31, 2006 and $6.5 million at September 30, 2007. Our net working capital was $227.0 million at December 31, 2007 compared to $258.9 million at December 31, 2006 and $215.5 million at September 30, 2007.

2008 Compared to 2007

        Our net cash provided by operating activities was $2.8 million for 2008 compared to $3.6 million for 2007. Our income from operations decreased by $5.3 million to $15.8 million in 2008 from

$21.1 million in 2007. Accounts receivable decreased by $78.0 million in 2008, primarily due to a normal seasonal decrease that was intensified by early winter conditions in our northern regions. The number of days outstanding for accounts receivable, based upon quarterly sales, increased in 2008, due primarily to lower revenues in December and the higher mix of non-residential roofing sales that generally have longer payment terms. Inventory levels increased by $7.3 million primarily due to purchases made to take advantage of calendar year-end deals offered by certain vendors. Inventory turns were down in 2008 as compared to 2007, mainly due to the drop off in sales in December and the aforementioned purchasing deals. The decrease in accounts receivable was offset by a mostly seasonal decrease of $76.9 million in accounts payable and accrued expenses. Prepaid expenses and other assets increased $5.9 million due primarily to increased vendor rebates receivable.

        Net cash used in investing activities in 2008 was $1.1 million compared to $11.3 million in 2007, as we reduced capital spending due to the industry slowdown. Net capital expenditures, consisting principally of transportation and materially handling equipment, decreased by $10.2 million in 2008 compared to 2007.

        Net cash used by financing activities was $1.6 million in 2008 compared to net cash provided by financing activities of $48.6 million in 2007. The net cash used by financing activities in 2008 primarily reflected repayments under our revolving lines of credit and term loans. The net cash provided by financing activities in 2007 primarily reflected net term loan borrowings under our new credit facility, which refinanced our prior revolving facilities and term loans, and payment of related deferred financing costs.

Capital Resources

        Our principal source of liquidity at December 31, 2007 was our cash and cash equivalents of $7.3 million and our available borrowings of $114.0 million under revolving lines of credit, subject to compliance with the maximum consolidated leverage ratio below. Our borrowing base availability is determined primarily by trade accounts receivable, less outstanding borrowings and letters of credit. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets at December 31, 2007 and September 30, 2007 were classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months.

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

  •
  acquisitions; and

  •
  capital expenditures.

        Our primary capital needs are for working capital obligations and other general corporate purposes, including acquisitions and capital expenditures. Our primary sources of working capital are cash from operations and cash equivalents supplemented by bank borrowings. In the past, we have financed acquisitions initially through increased bank borrowings, the issuance of common stock and other borrowings. We then repay any such borrowings with cash flows from operations. The November

2006 refinancing of our credit facilities discussed below provided us with approximately $47 million of additional funds at the time of the closing for future acquisitions and ongoing working capital requirements. We have funded most of our past capital expenditures through increased bank borrowings, including equipment financing, or through capital leases and then have reduced these obligations with cash flows from operations.

        We believe we have adequate current liquidity and availability of capital to fund our present operations, meet our commitments on our existing debt and fund anticipated growth, including expansion in existing and targeted market areas. We seek potential acquisitions from time to time and hold discussions with certain acquisition candidates. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a strong base for obtaining additional financing resources at competitive rates and terms, as we have in the past. We may also issue additional shares of common stock to raise funds, which we did in December 2005, or we may issue preferred stock.

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

        The Credit Facility consists of a U.S. revolving credit facility of $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and provided an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $114.0 million available for borrowings and $25.4 million outstanding under the US Revolver and Canadian Revolver at December 31, 2007 at an interest rate of 7.25%. The outstanding revolver borrowings at September 30, 2007 were $26.1 million and carried a weighted-average interest rate of 6.74%. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets at December 31, 2007 and September 30, 2007 were classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months. There were $6.5 million of outstanding standby letters of credit at December 30, 2007. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.9 million, and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

Excess Cash Flow

        On May 15 of each fiscal year, commencing on May 15, 2008, we must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on our results for fiscal year 2007, no payment will be due in 2008.

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

        The US Revolver currently carries an interest rate of the base rate plus 0.75% (7.25% at December 31, 2007), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75% (no balance at December 31, 2007), and the Term Loan carries an interest rate of LIBOR plus 2% (7.08% and 7.23% for two LIBOR arrangements under the Term Loan at December 31, 2007). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year.

        Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

        On the last day of each fiscal quarter, our Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0. At December 31, 2007, this ratio was 3.67:1.0.

Capital Expenditures

        We cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

        As of December 31, 2007, we were in compliance with these covenants. Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries secure obligations under the Credit Facility.

Prior Senior Secured Credit Facilities

        The credit facilities in place prior to the Credit Facility discussed above were scheduled to mature on October 14, 2010 and consisted of a $280 million U.S. revolving line of credit and a $C15 million Canadian revolving line of credit, referred to as revolvers, and term loans totaling $90 million. These facilities provided for the same lock-box arrangements as under the Credit Facility. At the time of the refinancing discussed above, there was $227.8 million of borrowings outstanding under the prior revolvers. The outstanding revolver borrowings at that date carried a weighted-average interest rate of 7.03%.

Equipment Financing Facilities

        We have two equipment financing facilities that allow for the financing of purchased transportation and material handling equipment totaling $32.9 million with $5.3 million of remaining availability as of December 31, 2007. There was $27.6 million of equipment financing loans outstanding at December 30, 2007, with fixed interest rates ranging from 4.7% to 7.4%.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

        Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management's plans and objectives, future contracts, and forecasts of trends and other matters. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as "anticipate," "estimate," "expect," "believe," "will likely result," "outlook," "project" and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statements will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

        Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading "Risk Factors" in our Form 10-K for the fiscal year ended September 30, 2007.

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

        At December 31, 2007, we had $345.6 million of term loans outstanding under our Credit Facility, $25.4 million of borrowings under revolving lines of credit, and $27.6 million of equipment financing outstanding. Our weighted-average effective interest rate on that debt, after considering the effect of the interest rate swaps, was 7.02% at December 31, 2007 (7.13% at September 30, 2007). A hypothetical 10% increase in interest rates in effect at December 31, 2007, would have increased annual interest expense on the borrowings outstanding at that date by approximately $1.2 million.

        We enter into interest rate swaps and collars to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The collar agreements, also discussed below, provide for fixed-rate caps and floors. The aggregate fair value of these swaps and collars represented an unrealized loss of $6.2 million at December 31, 2007. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at December 31, 2007, would result in an aggregate unrealized (loss) or gain in value of the swaps and collars of approximately ($2.1) million or $2.0 million, respectively.

Financial Derivatives

        As discussed above, we use interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of our variable-rate borrowings into fixed-rate borrowings. We had interest rate derivative instruments outstanding in a total notional amount of $300 million at December 31, 2007, which consisted of: a) interest rate swaps totaling $200 million, expiring in April 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.99% and a cap rate of 5.75%; and c) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.75% and a cap rate of 6.00%. We entered into these instruments during the second quarter of 2007 and cancelled the prior interest rate derivative instruments that had notional amounts totaling $150 million. The increase in the total notional amount was due to the increased borrowings under our Credit Facility. The current derivative instruments are designated as cash flow hedges, for which we record the effective portions of changes in their fair value, net of tax, in other comprehensive income. We recognize any ineffective portion of our hedges in earnings, of which there has been none to date. The prior derivative instruments were not designated as hedges and therefore changes in their fair values were recorded in interest expense.

Foreign Exchange Risk

        There have been no material changes from what we reported in our Form 10-K for the year ended September 30, 2007.

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act"). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of December 31, 2007, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2007, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Items 1-5 are not applicable and have been omitted.

Item 6.    Exhibits

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Document Description
10	Description of Management Cash Bonus Plan.
31.1	Certification by Robert R. Buck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by David R. Grace pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Robert R. Buck and David R. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature Page

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 8, 2008.

BEACON ROOFING SUPPLY, INC.
BY:	/s/ DAVID R. GRACE David R. Grace, Senior Vice President & Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

Index to Exhibits

Exhibit Number	Document Description
10	Description of Management Cash Bonus Plan.
31.1	Certification by Robert R. Buck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by David R. Grace pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Robert R. Buck and David R. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.