Form 10-Q
period 2008-03-31
BEACON ROOFING SUPPLY INC
filed 2008-05-09
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒

        As of May 1, 2008, there were 44,281,312 outstanding shares of the registrant's common stock, $.01 par value per share.

 BEACON ROOFING SUPPLY, INC.
Form 10-Q
For the Quarter Ended March 31, 2008
INDEX

Part I.	Financial Information	3
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	13
	Overview	13
	Results of Operations	14
	Seasonality and Quarterly Fluctuations	19
	Liquidity and Capital Resources	20
	Cautionary Statement	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
	Interest Rate Risk	24
	Foreign Exchange Risk	25

Item 4.	Controls and Procedures	25

Part II.	Other Information	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 6.	Exhibits	27

Signature Page		28

Index to Exhibits

BEACON ROOFING SUPPLY, INC.
PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements
Consolidated Balance Sheets
	(Unaudited)	(Unaudited)	(Note)
	March 31,	March 31,	September 30,
	2008	2007	2007
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$10,574	$43,315	$6,469
Accounts receivable, less allowance of $10,925 at March 31, 2008, $6,142 at March 31, 2007, and $7,970 at September 30, 2007	173,039	152,318	267,563
Inventories	194,551	178,804	165,848
Prepaid expenses and other assets	26,545	32,034	34,509
Deferred income taxes	19,276	12,046	13,196

Total current assets	423,985	418,517	487,585

Property and equipment, net	61,384	68,211	69,753
Goodwill	354,727	288,816	355,155
Other assets, net	85,886	60,887	94,167

Total assets	$925,982	$836,431	$1,006,660

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$128,386	$106,925	$183,257
Accrued expenses	60,262	47,920	54,020
Current portion of long-term obligations	12,828	6,454	34,773

Total current liabilities	201,476	161,299	272,050

Senior notes payable, net of current portion	341,250	345,625	343,000
Deferred income taxes	36,450	19,009	36,490
Long-term obligations under equipment financing and other, net of current portion	30,801	12,903	31,270

Commitments and contingencies

Stockholders' equity:

Common stock (voting); $.01 par value; 100,000,000 shares authorized; 44,281,312 issued in March of 2008, 44,236,142 in March of 2007 and 44,273,312 issued in September of 2007	443	442	443
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	214,188	208,914	211,567
Retained earnings	103,749	83,827	106,640
Accumulated other comprehensive income (loss)	(2,375)	4,412	5,200

Total stockholders' equity	316,005	297,595	323,850

Total liabilities and stockholders' equity	$925,982	$836,431	$1,006,660

Note: The balance sheet at September 30, 2007
has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements

 BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Unaudited
(Dollars in thousands, except per share data)

Net sales	$304,251	$286,945	$702,647	$667,154
Cost of products sold	235,859	220,777	542,561	509,252

Gross profit	68,392	66,168	160,086	157,902

Operating expenses	75,332	70,394	151,249	141,066

Income (loss) from operations	(6,940)	(4,226)	8,837	16,836

Interest expense	6,728	6,381	13,737	12,709

Income (loss) before income taxes	(13,668)	(10,607)	(4,900)	4,127

Income tax expense (benefit)	(5,536)	(4,268)	(2,009)	1,661

Net income (loss)	$(8,132)	$(6,339)	$(2,891)	$2,466

Net income (loss) per share:
Basic	$(0.18)	$(0.14)	$(0.07)	$0.06

Diluted	$(0.18)	$(0.14)	$(0.07)	$0.05

Weighted average shares used in computing
net income (loss) per share:
Basic	44,280,600	43,927,745	44,276,916	43,898,332

Diluted	44,280,600	43,927,745	44,276,916	44,874,694

The accompanying Notes are an integral part of the Consolidated Financial Statements.

 BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Cash Flows

	Six Months ended March 31,
	2008	2007

	Unaudited (in thousands)

Operating activities:
Net income (loss)	$(2,891)	$2,466
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,488	13,878
Stock-based compensation	2,590	2,605
Deferred income taxes	(1,049)	(860)
Changes in assets and liabilities, net of the adjustments of businesses acquired:
Accounts receivable	93,889	57,769
Inventories	(29,008)	(14,864)
Prepaid expenses and other assets	6,075	7,995
Accounts payable and accrued expenses	(57,609)	(58,887)
Net cash provided by operating activities	29,485	10,102

Investing activities:
Purchases of property and equipment, net of sale proceeds	(1,214)	(17,233)
Net cash used in investing activities	(1,214)	(17,233)

Financing activities:
Repayments under revolving lines of credit, net	(21,053)	(229,752)
Net borrowings (repayments) under senior notes payable, and other	(2,898)	278,641
Proceeds from exercise of options	15	1,034
Payment of deferred financing costs	-	(2,954)
Income tax benefit from stock-based compensation deductions in excess of the associated compensation costs	16	1,845
Net cash provided (used) by financing activities	(23,920)	48,814

Effect of exchange rate changes on cash	(246)	(215)

Net increase in cash and cash equivalents	4,105	41,468
Cash and cash equivalents at beginning of year	6,469	1,847

Cash and cash equivalents at end of period	$10,574	$43,315

Non-cash transactions:
Conversion of senior notes payable to new senior notes payable	$-	$66,839

The accompanying Notes are an integral part of the Consolidated Financial Statements

 BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

        Beacon Roofing Supply, Inc. (the "Company") prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. The balance sheet as of March 31, 2007 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

        In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (second quarter) and the six-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2008 ("2008").

        The Company's fiscal year ends in September of each year. Each of the Company's 2008 and 2007 quarters ends or ended on the last day of the respective third calendar month. Both this year's and last year's second quarter had 64 business days, while the six-month periods ended March 31, 2008 and March 31, 2007 both had 125 business days.

        During the first quarter of 2007, the Company refinanced its prior credit facilities and invested the associated excess funds in a money market account, which were classified as cash equivalents. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents also include unsettled credit card transactions.

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

2. Earnings Per Share

        The Company calculates basic income (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income per share includes the dilutive effects of outstanding stock awards. The calculations of the net loss per share for the second quarters of 2008 and 2007 and for the six months ended March 31, 2008 do not include the effects of stock options since the impact would be anti-dilutive.

        The following table reflects the calculation of weighted-average shares outstanding for each period presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Weighted-average common shares outstanding for basic	44,280,600	43,927,745	44,276,916	43,898,332
Dilutive effect of employee stock options	-	-	-	976,362
Weighted-average shares assuming dilution	44,280,600	43,927,745	44,276,916	44,874,694

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

        Compensation cost arising from stock options granted to employees and non-employee directors is recognized as an expense using the straight-line method over the vesting period. As of March 31, 2008, there was $7.0 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.0 years. The Company recorded stock-based compensation expense of $1.2 million ($0.7 million net of tax) and $1.3 million ($0.8 million net of tax) for the three months ended March 31, 2008 and 2007, respectively, and $2.6 million ($1.6 million net of tax) for both six-month periods ended March 31, 2008 and 2007.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

3. Stock-Based Compensation (Continued)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first two quarters of 2008 and 2007:

	Six Months Ended March 31,
	2008	2007
Risk free interest rate	2.79 - 4.08%	4.52 - 4.81%
Expected life	6.0 years	5.0 years
Expected volatility	45%	45%
Expected dividend yield	0%	0%

        Expected lives of the options granted and expected volatilities are based on the expected lives and historical volatilities of the options and stocks of comparable public companies and other factors. Estimated cumulative forfeiture rates of 0%-12% were used for expensing the fair value of unvested options during both of the periods above.

        The following table summarizes stock options outstanding as of March 31, 2008, as well as activity during the six months then ended:

	Shares	Weighted-Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(in Millions)
Outstanding at September 30, 2007	3,045,120	$12.15
Granted	748,523	9.33
Exercised	(8,000)	1.87
Forfeited	(77,605)	17.73

Outstanding at March 31, 2008	3,708,038	$11.48	7.15	$9.7

Vested and expected to vest at March 31, 2008	3,628,270	$11.41	7.11	$9.7

Exercisable at March 31, 2008	2,378,570	$9.65	6.11	$9.2

        As of March 31, 2008, there were remaining options to purchase 2,408,004 shares of common stock available for grants under the Company's Amended and Restated 2004 Stock Plan (inclusive of 1,750,000 additional shares approved by stockholders under the plan on February 7, 2008). The weighted-average grant date fair values of stock options granted during the six months ended March 31, 2008 and 2007 were $4.54 and $10.07, respectively. The intrinsic values of stock options exercised during the six months ended March 31, 2008 and March 31, 2007 were $0.1 and $5.2 million, respectively. At March 31, 2008, the Company had $10.3 million of excess tax benefits available for potential deferred tax write-offs related to option accounting.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

4. Comprehensive Income

        Comprehensive income or loss consists of net income or loss and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income or loss. For the Company, these currently consist of the following items:

Unaudited	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except per share data)	2008	2007	2008	2007

Net income (loss)	$(8,132)	$(6,339)	$(2,891)	$2,466

Foreign currency translation adjustment, net of tax effect	(953)	325	(878)	(1,128)

Unrealized loss on financial derivatives, net of tax effect	(4,253)	(396)	(6,697)	(396)

Comprehensive income (loss)	$(13,338)	$(6,410)	$(10,466)	$942

5. Acquisitions

North Coast Commercial Roofing Systems, Inc.

        On April 2, 2007, the Company purchased 100% of the outstanding stock of North Coast Commercial Roofing Systems, Inc. and certain of its subsidiaries and affiliates (together "North Coast"), a Twinsburg, Ohio-based distributor of commercial roofing systems and related accessories, with 16 locations in eight U.S. states at the time of the acquisition. North Coast has branches in Ohio, Illinois, Indiana, Kentucky, Michigan, New York, Pennsylvania and West Virginia. This purchase was funded with cash on hand along with funds borrowed under the Company's U.S. revolving line of credit. North Coast had net sales of $235 million (unaudited) for the year ended March 31, 2006. A total of $8.0 million of cash remains in escrow at March 31, 2008 for post-closing indemnification claims and is included in other long-term assets and liabilities. The Company has included the results of operations for North Coast from the date of acquisition and applied purchase accounting, which, along with certain purchase price adjustments, resulted in recorded goodwill of $62.3 million as per below (in 000's). The Company finalized the purchase accounting in the second quarter of 2008.

Accounts receivable	$31,706
Inventories	13,349
Prepaid expenses and other	982
Property and equipment	4,150
Deferred taxes	(10,400)
Accounts payable and accrued expenses	(19,189)

Net assets	20,598
Non-compete	3,300
Customer relationships	29,550
Goodwill	62,282

Purchase price	$115,730

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

•  a Canadian senior secured credit facility; and

•  two equipment financing facilities.

Senior Secured Credit Facilities

        On November 2, 2006, the Company entered into an amended and restated seven-year $500 million U.S. senior secured credit facility and a C$15 million senior secured Canadian credit facility with GE Antares Capital ("GE Antares") and a syndicate of other lenders (combined, the "Credit Facility"). The Credit Facility consists of a U.S. revolving credit facility of $150 million, which includes a sub-facility of $20 million for letters of credit, and an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company. As of March 31, 2008, the Company was in compliance with the covenants under the Credit Facility. Substantially all of the Company's assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

Equipment Financing Facilities

        The Company has two equipment financing facilities that allow for the financing of purchased transportation and material handling equipment totaling $32.9 million with $6.4 million of remaining availability as of March 31, 2008. There was $26.5 million of equipment financing loans outstanding at March 31, 2008, with fixed interest rates ranging from 4.7% to 7.4%.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

7. Foreign Sales

        Foreign (Canadian) sales totaled $38.2 and $38.1 million in the six months ended March 31, 2008 and March 31, 2007, respectively.

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

        The Company is using interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. There were interest rate derivative instruments outstanding in a total notional amount of $300 million at March 31, 2008, which consisted of: a) interest rate swaps totaling $200 million, expiring in April 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.99% and a cap rate of 5.75%; and c) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.75% and a cap rate of 6.00%. The combined fair market value of the agreements resulted in a recorded liability of approximately $13.3 million at March 31, 2008, which was determined based on current interest rates and expected future trends. The Company entered into

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

8. Financial Derivatives (Continued)

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2007 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2008” and “YTD 2008” refer to the three months (second quarter) and six months (year-to-date) ended March 31, 2008, respectively, of our fiscal year ending September 30, 2008, and all references to “2007” and “YTD 2007” refer to the three months (second quarter) and six months (year-to-date) ended March 31, 2007, respectively, of our fiscal year ended September 30, 2007. Certain tabular information may not foot due to rounding.

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

        We distribute up to 10,000 SKUs through 177 branches in the United States and Canada. We had 2,431 employees as of March 31, 2008, including our sales and marketing team of 964 employees.

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

As a result of the slowdown in our business and throughout the roofing and construction industries, we have not recently opened any new branches or made any acquisitions and we have no current plans to open new branches or make acquisitions in the near future until the business environment improves. We may have sufficient capacity within our existing branch structure to adequately serve new customers that new branch openings would otherwise bring at this time and to also service any growth with our existing customers. We are also foregoing acquisitions to maintain desired debt levels and due to more uncertain outlooks for the acquisition targets within our industry.

 Results of Operations

        The following table shows, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods presented. Percentages may not foot due to rounding.

	Three Months Ended March 31,		Six Months Ended March 31,

	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.5	76.9	77.2	76.3

Gross profit	22.5	23.1	22.8	23.7

Operating expenses	24.8	24.5	21.5	21.1

Income (loss) from operations	(2.3)	(1.5)	1.3	2.5
Interest expense	(2.2)	(2.2)	(2.0)	(1.9)

Income (loss) before income taxes	(4.5)	(3.7)	(0.7)	0.6
Income tax (expense) benefit	1.8	1.5	0.3	(0.2)

Net income (loss)	(2.7)%	(2.2)%	(0.4)%	0.4%

        In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth in our discussion and analysis of financial condition and results of operations, we include growth from existing and newly opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. At March 31, 2008, we had a total of 177 branches in operation. For 2008 and YTD 2008, 160 of those current branches, along with two branches closed in October 2007 and February 2008, were included in our existing market calculations, while the other 17 current branches were excluded because they were acquired after the quarter ended March 31, 2007. Acquired markets for 2008 include North Coast and Wholesale Roofing Supply. Percentages in the tables below may not foot due to rounding.

Three Months Ended March 31, 2008 ("2008") Compared to the Three Months Ended March 31, 2007 ("2007")

Existing and Acquired Markets

For the Three Months Ended
(Dollars in thousands)

	Existing Markets		Acquired Markets		Consolidated
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008	2007

Net Sales	$267,802	$286,945	$36,449	$-	$304,251	$286,945

Gross Profit	62,027	66,168	6,365	-	68,392	66,168
Gross Margin	23.2%	23.1%	17.5%		22.5%	23.1%

Operating Expenses	65,653	70,394	9,679	-	75,332	70,394
Operating Expenses as a % of Net Sales	24.5%	24.5%	26.6%		24.8%	24.5%

Operating Loss	$(3,626)	$(4,226)	$(3,314)	$-	$(6,940)	$(4,226)
Operating Margin	-1.4%	-1.5%	-9.1%		-2.3%	-1.5%

Net Sales

        Consolidated net sales increased $17.3 million, or 6.0%, to $304.3 million in 2008 from $286.9 million in 2007. Both this year's and last year's second quarter had 64 business days. Existing market sales declined $19.1 million or 6.7%, while acquired markets contributed an increase of $36.4 million. We attribute the existing market sales decline primarily to the following factors:

•	a continued decline in residential construction, especially in the mid-Atlantic and Southeastern states; and

•	to a lesser extent, the general slowing of residential remodeling and re-roofing in our markets;

partially offset by the positive impact of:
•	increased non-residential roofing activity in most markets; and

•	four new branches opened in existing markets since March 31, 2007.

        We closed one branch in our existing markets during the second quarter of 2008 and opened three branches in existing markets during the second quarter of 2007. For 2008, our acquired markets had combined product group sales of $3.9, $31.2 and $1.4 million in residential roofing products, non-residential roofing products and complementary building products, respectively, while the product group sales for our existing markets were as follows:

Existing Markets

For the Three Months Ended

	March 31, 2008		March 31, 2007
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$120,558	45.0%	$134,678	46.9%	$(14,120)	-10.5%
Non-residential roofing products	85,644	32.0%	82,210	28.7%	3,434	4.2
Complementary building products	61,600	23.0%	70,057	24.4%	(8,457)	-12.1

	$267,802	100.0%	$286,945	100.0%	$(19,143)	-6.7%

        Note: Total 2008 existing market sales of $267.8 million plus 2008 sales from acquired markets of $36.4 million equal $304.3 million of total 2008 sales. Our total 2007 sales of $286.9 million are now classified as sales from existing markets. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Three Months Ended

	March 31,	March 31,
	2008	2007	Change
	(dollars in millions)

Gross profit	$68.4	$66.2	$2.2		3.3%
Existing Markets	62.0	66.2	$(4.1)		-6.3%

Gross margin	22.5%	23.1%		-0.6%
Existing Markets	23.2%	23.1%		0.1%

        Our existing markets' gross profit declined $4.1 million or 6.3% in 2008, while our acquired markets' gross profit was $6.4 million. Existing markets' gross margin increased to 23.2% in 2008 from 23.1% in 2007. The increase in gross margin was caused primarily by favorable buying programs offered by some of our vendors this year for certain high-volume items, especially residential asphalt shingles. Our existing market gross margin in 2008 excluding vendor incentives, which represents our invoiced gross margin, was down 50 basis points from 2007.

The decrease was caused partly by an increase of non-residential roofing products in our product mix, which have substantially lower gross margins, and a slightly more competitive non-residential market, partially offset by improving invoiced gross margins on our residential roofing products. Our overall gross margin decreased to 22.5% from 23.1% due primarily from an increased sales mix of the traditionally lower gross margin non-residential roofing, mainly due to the addition of North Coast which sells mostly non-residential roofing.

Operating Expenses

For the Three Months Ended

	March 31,	March 31,
	2008	2007	Change
	(dollars in millions)

Operating expenses	$75.3	$70.4	$4.9		7.0%
Existing Markets	65.7	70.4	(4.7)		-6.7%

Operating expenses as a % of sales	24.8%	24.5%		0.3%
Existing Markets	24.5%	24.5%		0.0%

        Our existing markets' operating expenses declined by $4.7 million or 6.7% to $65.7 million in 2008 from $70.4 million in 2007, while our acquired markets' operating expenses totaled $9.7 million. The following factors were the leading causes of our lower existing market operating expenses:

•	payroll and related costs decreased by $3.0 million primarily from a lower headcount, offset somewhat by less favorable medical insurance claims and costs at our four new branches;

•	savings of $1.1 million in selling, warehouse and general and administrative expenses from cost-saving measures in many areas and also from allocations to our acquired markets; and

•	reduced depreciation and amortization of $0.6 million due to lower amortization amounts for customer relationship intangible assets and somewhat from substantially lower capital expenditures in 2008.

        Existing markets' operating expenses as a percentage of net sales remained constant at 24.5% as we were able to save variable costs as noted above equal to the de-leveraging of our fixed costs. Overall operating expenses increased to 24.8% of net sales in 2008 from 24.5% in 2007, due to the same factors and the inclusion of North Coast, which has higher operating costs as a percentage of sales during the winter. In 2008, we expensed a total of $3.7 million for the amortization of intangible assets recorded under purchase accounting, including $1.6 million in our acquired markets, compared to $2.5 million in 2007.

Interest Expense

        Interest expense increased $0.3 million to $6.7 million in 2008 from $6.4 million in 2007. We refinanced our credit facilities during the first quarter of 2007 and incurred additional borrowings to finance our acquisitions since March 31, 2007, both of which increased our debt level. Partially offsetting these factors was a decline in average interest rates during 2008, which affected the unhedged portion of our variable-rate debt.

Income Taxes

        An income tax benefit of $5.5 million was recorded in 2008, an effective tax rate of 40.5%, compared to an income tax benefit of $4.3 million in 2007, an effective tax rate of 40.2%. The slight increase in the effective rate reflects small changes in allocations of taxable income and losses among the states in which we are located.

Six Months Ended March 31, 2008 ("YTD 2008") Compared to the Six Months Ended March 31, 2007 ("YTD 2007")

Existing and Acquired Markets

For the Six Months Ended
(Dollars in thousands)

	Existing Markets		Acquired Markets		Consolidated
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008	2007

Net Sales	$601,537	$667,154	$101,110	$-	$702,647	$667,154

Gross Profit	143,212	157,902	16,874	-	160,086	157,902
Gross Margin	23.8%	23.7%	16.7%		22.8%	23.7%

Operating Expenses	132,059	141,066	19,190	-	151,249	141,066
Operating Expenses as a % of Net Sales	22.0%	21.1%	19.0%		21.5%	21.1%

Operating Income (Loss)	$11,153	$16,836	$(2,316)	$-	$8,837	$16,836
Operating Margin	1.9%	2.5%	-2.3%		1.3%	2.5%

Net Sales

        Consolidated net sales increased $35.5 million, or 5.3%, to $702.6 million in YTD 2008 from $667.2 million in YTD 2007. Both this year and last year had 125 business days. Existing market sales declined $65.6 million or 9.8%, while acquired markets contributed an increase of $101.1 million. We attribute the existing market sales decline primarily to the same factors as we discussed for the quarter, except that non-residential roofing was flat in YTD 2008 as compared to YTD 2007.

        We opened one new branch and closed two branches in our existing markets during YTD 2008, while we opened five new branches and closed one branch in existing markets in YTD 2007. For YTD 2008, our acquired markets had combined product group sales of $8.2, $89.2 and $3.7 million in residential roofing products, non-residential roofing products and complementary building products, respectively, while the product group sales for our existing markets were as follows:

Existing Markets

For the Six Months Ended

	March 31, 2008		March 31, 2007
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$264,100	43.9%	$311,161	46.6%	$(47,061)	-15.1%
Non-residential roofing products	200,626	33.4%	199,853	30.0%	773	0.4
Complementary building products	136,811	22.7%	156,140	23.4%	(19,329)	-12.4

	$601,537	100.0%	$667,154	100.0%	$(65,617)	-9.8%

        Note: Total YTD 2008 existing market sales of $601.5 million plus YTD 2008 sales from acquired markets of $101.1 million equal $702.6 million of total YTD 2008 sales. Our total YTD 2007 sales of $667.2 million are now classified as sales from existing markets. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Six Months Ended

	March 31,	March 31,
	2008	2007	Change
	(dollars in millions)

Gross Profit	$160.1	$157.9	$2.2		1.4%
Existing Markets	$143.2	$157.9	$(14.7)		-9.3%

Gross Margin	22.8%	23.7%		-0.9%
Existing Markets	23.8%	23.7%		0.1%

        Our existing markets' gross profit declined $14.7 million or 9.3% in YTD 2008, while our acquired markets' gross profit was $16.9 million. Existing markets' gross margin increased to 23.8% in YTD 2008 from 23.7% in YTD 2007. The slight increase was caused somewhat by higher calendar year-end vendor rebates and other favorable buying programs offered by some of our vendors, mostly offset by the negative impact from increased competitive conditions due to the business slowdown in the industry. Our overall gross margin decreased to 22.8% from 23.7% due primarily to an increased sales mix of the traditionally lower gross margin non-residential roofing, mainly due to the addition of North Coast, which sells mostly non-residential roofing.

Operating Expenses

For the Six Months Ended

	March 31,	March 31,
	2008	2007	Change
	(dollars in millions)

Operating Expenses	$151.2	$141.1	$10.2		7.2%
Existing Markets	$132.1	$141.1	$(9.0)		-6.4%

Operating Expenses as a % of Sales	21.5%	21.1%		0.4%
Existing Markets	22.0%	21.1%		0.9%

        Our existing markets' operating expenses declined by $9.0 million or 6.4% to $132.1 million in YTD 2008 from $141.1 million in YTD 2007, while our acquired markets' operating expenses totaled $19.2 million. The following factors were the leading causes of our lower existing market operating expenses:

•	payroll and related costs decreased by $6.3 million primarily from a lower headcount, offset somewhat by costs at our four new branches;

•	savings of $2.8 million in selling, warehouse and general and administrative expenses from cost-saving measures in many areas and allocations to our acquired markets; and

•
reduced depreciation and amortization of $0.6 million due to lower amortization amounts for customer relationship intangible assets and somewhat from substantially lower capital expenditures in YTD 2008;

partially offset by
•	a $0.7 million increase in our provision for bad debts as we increased our accounts receivable allowance due primarily to the business slowdown.

        Existing markets' operating expenses as a percentage of net sales increased to 22.0% from 21.1%, primarily due to the lower existing market sales and the relatively fixed nature of our operating expenses. Overall operating expenses increased to 21.5% of net sales in YTD 2008 from 21.1% in 2007, due to the same factors, offset somewhat by the inclusion of North Coast, which had lower operating costs as a percentage of sales in YTD 2008. In YTD 2008, we expensed a total of $7.7 million for the amortization of intangible assets recorded under purchase accounting, including $3.3 million in our acquired markets, compared to a total of $5.2 million in 2007.

Interest Expense

        Interest expense increased $1.0 million to $13.7 million in YTD 2008 from $12.7 million in YTD 2007. We refinanced our credit facilities in the first quarter of 2007 and incurred additional borrowings to finance our acquisitions, both of which increased our debt level since March 31, 2007. Partially offsetting these factors was a decline in average interest rates during YTD 2008, which affected the unhedged portion of our variable-rate debt.

Income Taxes

        An income tax benefit of $2.0 million was recorded in YTD 2008, an effective tax rate of 41.0%, compared to income tax expense of $1.7 million in YTD 2007, an effective tax rate of 40.2%. The increase in the effective rate reflects changes in allocations of taxable income and losses among the states in which we are located.

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

	Fiscal year 2008		Fiscal year 2007
	Qtr 1	Qtr 2	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data)
	(unaudited)
Net sales	$398.4	$304.3	$380.2	$286.9	$484.9	$493.8
Gross profit	91.7	68.4	91.7	66.2	107.8	108.2
Income (loss) from operations	15.8	(6.9)	21.1	(4.2)	26.7	26.3
Net income (loss)	$5.2	$(8.1)	$8.8	$(6.3)	$11.5	$11.3

Earnings (loss) per share - basic	$0.12	$(0.18)	$0.20	$(0.14)	$0.26	$0.26
Earnings (loss) per share - fully diluted	$0.12	$(0.18)	$0.20	$(0.14)	$0.26	$0.25

Quarterly sales as % of year's sales			23.1%	17.4%	29.5%	30.0%
Quarterly gross profit as % of year's gross profit			24.5%	17.7%	28.8%	28.9%
Quarterly income (loss) from operations as % of year's income (loss) from operations			30.2%	-6.1%	38.2%	37.7%

        The calculations of the net loss per share for the second quarters of 2008 and 2007 did not include the effect of stock options since the impact would have been anti-dilutive.

 Liquidity and Capital Resources

        We had cash and cash equivalents of $10.6 million at March 31, 2008 compared to $43.3 million at March 31, 2007 and $6.5 million at September 30, 2007. Our net working capital was $222.5 million at March 31, 2008 compared to $257.2 million at March 31, 2007 and $215.5 million at September 30, 2007.

YTD 2008 Compared to YTD 2007

        Our net cash provided by operating activities was $29.5 million for YTD 2008 compared to $10.1 million for YTD 2007, even though our income from operations decreased by $8.0 million to $8.8 million in YTD 2008 from $16.8 million in YTD 2007. Accounts receivable decreased by $93.9 million in YTD 2008, primarily due to a normal seasonal decrease and lower revenues. The number of days outstanding for accounts receivable, based upon year-to-date sales, increased somewhat in YTD 2008 due, in part, to the higher mix of non-residential roofing sales that generally have longer payment terms. Inventory levels increased by $29.0 million as we built up our inventories beyond the normal seasonal increase, especially in residential asphalt shingles ahead of announced price increases. Inventory turns were down in YTD 2008 as compared to YTD 2007, mainly due to the drop off in sales and the aforementioned purchasing arrangements. The benefit from the decrease in accounts receivable was also partially offset by a mostly seasonal decrease of $57.6 million in accounts payable and accrued expenses. Prepaid expenses and other assets decreased $6.1 million due primarily to seasonal collections of vendor rebates receivable.

        Net cash used in investing activities, which consists solely of capital expenditures, decreased by $16.0 million in YTD 2008 to $1.2 million from $17.2 million in YTD 2007. We have substantially reduced capital spending due to the business slowdown and the prior-year required upgrades to the truck fleets of some of our recent acquisitions.

        Net cash used by financing activities was $23.9 million in YTD 2008 compared to net cash provided by financing activities of $48.8 million in YTD 2007. The net cash used by financing activities in YTD 2008 primarily reflected repayments under our revolving lines of credit and term loans. The net cash provided by financing activities in YTD 2007 primarily reflected net term loan borrowings under our new credit facility, which refinanced our prior revolving facilities and term loans, and payment of related deferred financing costs.

Capital Resources

        Our principal source of liquidity at March 31, 2008 was our cash and cash equivalents of $10.6 million and our available borrowings of $129.6 million under revolving lines of credit, subject to compliance with the maximum consolidated leverage ratio below. Our borrowing base availability is determined primarily by trade accounts receivable, less outstanding borrowings and letters of credit. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets at March 31, 2008 and September 30, 2007 were classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months.

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

        We believe we have adequate current liquidity and availability of capital to fund our present operations, meet our commitments on our existing debt and fund anticipated growth, including expansion in existing and targeted market areas. We seek potential acquisitions from time to time and hold discussions with certain acquisition candidates. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a sufficient base for obtaining additional financing resources at reasonable rates and terms, as we have in the past. We may also issue additional shares of common stock to raise funds, which we did in December 2005, or we may issue preferred stock.

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

        The Credit Facility consists of a U.S. revolving credit facility of $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and provided an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $129.6 million available for revolver borrowings at March 31, 2008, subject to compliance with the maximum consolidated leverage ratio below, and $5.0 million outstanding under the US Revolver and less than $0.1 million outstanding under the Canadian Revolver primarily at an interest rate of 3.60%. The outstanding revolver borrowings at September 30, 2007 were $26.1 million and carried a weighted-average interest rate of 6.74%. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets at March 31, 2008 and September 30, 2007 were classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months. There were $4.5 million, $5.8 million and $6.5 million of outstanding standby letters of credit at March 31, 2008, March 31, 2007 and September 30, 2007, respectively. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.9 million, and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

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

       The US Revolver currently carries an interest rate of the LIBOR plus 1.0% (3.60% at March 31, 2008), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75% (5.25% at March 31, 2008), and the Term Loan carries an interest rate of LIBOR plus 2% (6.73% and 5.09% for the two LIBOR arrangements under the Term Loan at March 31, 2008). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year.

        Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

        On the last day of each fiscal quarter, our Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0. At March 31, 2008, this ratio was 3.58:1.

Capital Expenditures

        We cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

        As of March 31, 2008, we were in compliance with these covenants. Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries secure obligations under the Credit Facility.

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

Equipment Financing Facilities

        The Company has two equipment financing facilities that allow for the financing of purchased transportation and material handling equipment totaling $32.9 million with $6.4 million of remaining availability as of March 31, 2008. There was $26.5 million of equipment financing loans outstanding at March 31, 2008, with fixed interest rates ranging from 4.7% to 7.4%.

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

        At March 31, 2008, we had $344.8 million of term loans outstanding under our Credit Facility, $5.0 million of borrowings under revolving lines of credit, and $26.5 million of equipment financing outstanding. Our weighted-average effective interest rate on that debt, after considering the effect of the interest rate swaps, was 6.59% at March 31, 2008 (7.13% at September 30, 2007). A hypothetical 10% increase in interest rates in effect at March 31, 2008, would have increased annual interest expense on the borrowings outstanding at that date by approximately $0.9 million.

        We enter into interest rate swaps and collars to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The collar agreements, also discussed below, provide for fixed-rate caps and floors. The aggregate fair value of these swaps and collars represented an unrealized loss of $13.3 million at March 31, 2008. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at March 31, 2008, would result in an aggregate unrealized (loss) or gain in value of the swaps and collars of approximately ($1.4) million or $1.4 million, respectively.

Financial Derivatives

        As discussed above, we use interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of our variable-rate borrowings into fixed-rate borrowings. We had interest rate derivative instruments outstanding in a total notional amount of $300 million at March 31, 2008, which consisted of: a) interest rate swaps totaling $200 million, expiring in April 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.99% and a cap rate of 5.75%; and c) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.75% and a cap rate of 6.00%. We entered into these instruments during the second quarter of 2007 and cancelled the prior interest rate derivative instruments that had notional amounts totaling $150 million. The increase in the total notional amount was due to the increased borrowings under our Credit Facility. The current derivative instruments are designated as cash flow hedges, for which we record the effective portions of changes in their fair value, net of tax, in other comprehensive income. We recognize any ineffective portion of our hedges in earnings, of which there has been none to date. The prior derivative instruments were not designated as hedges and therefore changes in their fair values were recorded in interest expense.

Foreign Exchange Risk

        There have been no material changes from what we reported in our Form 10-K for the year ended September 30, 2007.

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act"). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of March 31, 2008, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2008, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Part II. Other Information

Items 1-3 and 5 are not applicable and have been omitted.

 Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on February 7, 2008 to vote on the Company’s Amended and Restated 2004 Stock Plan, which was approved, and to elect a board of seven directors. Each director nominee was elected.

The numbers of votes for the Amended and Restated 2004 Stock Plan were as follows:

VOTES FOR	VOTES AGAINST	ABSTAIN	NON-VOTES
30,862,975	4,950,869	98,258	4,374,935

The numbers of votes for each director nominee were as follows:

DIRECTOR NOMINEE	VOTES FOR	VOTES WITHHELD
Robert R. Buck	39,665,271	621,766
Andrew R. Logie	39,798,958	488,079
H. Arthur Bellows, Jr.	38,855,873	1,431,164
James J. Gaffney	39,965,417	321,620
Peter M. Gotsch	39,654,951	632,086
Stuart A. Randle	39,966,417	320,620
Wilson B. Sexton	39,787,879	499,158

Item 6.    Exhibits

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Document Description

10.1
Beacon Roofing Supply, Inc. Amended and Restated 2004 Stock Plan (incorporated herein by reference to Exhibit 10.1 to Beacon Roofing Supply Inc.’s current report on Form 8-K filed on February 11, 2008).

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

 Signature Page

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2008.

BEACON ROOFING SUPPLY, INC.

BY:	/s/ DAVID R. GRACE
David R. Grace, Senior Vice President & Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

 Index to Exhibits

Exhibit Number	Document Description
10.1
Beacon Roofing Supply, Inc. Amended and Restated 2004 Stock Plan (incorporated herein by reference to Exhibit 10.1 to Beacon Roofing Supply Inc.’s current report on Form 8-K filed on February 11, 2008).

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