Form 10-Q
period 2008-06-30
BEACON ROOFING SUPPLY INC
filed 2008-08-08
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of August 1, 2008, there were 44,297,906 outstanding shares of the registrant's common stock, $.01 par value per share.

  BEACON ROOFING SUPPLY, INC.
Form 10-Q
For the Quarter Ended June 30, 2008
INDEX

Part I.	Financial Information	3
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	13
	Overview	13
	Results of Operations	14
	Seasonality and Quarterly Fluctuations	19
	Liquidity and Capital Resources	20
	Cautionary Statement	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
	Interest Rate Risk	24
	Foreign Exchange Risk	25

Item 4.	Controls and Procedures	25

Part II.	Other Information	25

Item 6.	Exhibits	25

Signature Page		26

Index to Exhibits		27

BEACON ROOFING SUPPLY, INC.
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements
Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	June 30,	June 30,	September 30,
	2008	2007	2007
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$11,503	$7,232	$6,469
Accounts receivable, less allowance of $11,113 at June 30, 2008, $6,695 at June 30, 2007, and $7,970 at September 30, 2007	276,857	263,688	267,563
Inventories	203,101	192,735	165,848
Prepaid expenses and other assets	38,121	40,452	34,509
Deferred income taxes	17,601	13,578	13,196
Total current assets	547,183	517,685	487,585
Property and equipment, net	58,119	74,010	69,753
Goodwill	354,813	353,781	355,155
Other assets, net	78,465	98,310	94,167
Total assets	$1,038,580	$1,043,786	$1,006,660
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$191,975	$198,115	$183,257
Accrued expenses	87,830	79,373	54,020
Current portion of long-term obligations	16,674	51,225	34,773
Total current liabilities	296,479	328,713	272,050
Senior notes payable, net of current portion	340,375	344,750	343,000
Deferred income taxes	36,516	32,651	36,490
Long-term obligations under equipment financing and other, net of current portion	26,581	23,021	31,270
Commitments and contingencies

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 44,297,906 issued at June 30, 2008, 44,273,312 at June 30, 2007 and 44,273,312 at September 30, 2007	443	443	443
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	215,407	210,333	211,567
Retained earnings	122,013	95,332	106,640
Accumulated other comprehensive income	766	8,543	5,200
Total stockholders' equity	338,629	314,651	323,850
Total liabilities and stockholders' equity	$1,038,580	$1,043,786	$1,006,660

Note: The balance sheet at September 30, 2007
has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements

  BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Unaudited
(Dollars in thousands, except per share data)

Net sales	$514,647	$484,870	$1,217,294	$1,152,024
Cost of products sold	394,474	377,036	937,035	886,288

Gross profit	120,173	107,834	280,259	265,736

Operating expenses	83,240	81,183	234,489	222,249

Income from operations	36,933	26,651	45,770	43,487

Interest expense	5,977	7,401	19,714	20,110

Income before income taxes	30,956	19,250	26,056	23,377

Income tax expense	12,692	7,745	10,683	9,406

Net income	$18,264	$11,505	$15,373	$13,971

Net income per share:
Basic	$0.41	$0.26	$0.35	$0.32

Diluted	$0.41	$0.26	$0.34	$0.31

Weighted average shares used in computing
net income per share:
Basic	44,291,478	44,263,602	44,281,768	44,020,089

Diluted	45,059,653	45,017,314	44,818,107	44,938,812

The accompanying Notes are an integral part of the Consolidated Financial Statements.

  BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Cash Flows

	Nine Months ended June 30,
	2008	2007
	Unaudited (in thousands)

Operating activities:
Net income	$15,373	$13,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,755	23,321
Stock-based compensation	3,772	3,943
Deferred income taxes	(1,470)	(1,183)
Changes in assets and liabilities, net of the adjustments of businesses acquired:
Accounts receivable	(9,798)	(19,626)
Inventories	(37,495)	(13,875)
Prepaid expenses and other assets	(1,878)	2,756
Accounts payable and accrued expenses	34,926	43,030
Net cash provided by operating activities	29,185	52,337

Investing activities:
Purchases of property and equipment, net of sales proceeds	(2,321)	(21,470)
Acquisition of businesses, net of cash acquired	-	(120,154)
Net cash used in investing activities	(2,321)	(141,624)

Financing activities:
Repayments under revolving lines of credit, net	(17,157)	(185,181)
Net borrowings (repayments) under senior notes payable, and other	(4,472)	279,742
Proceeds from exercise of options	47	1,115
Payment of deferred financing costs	-	(3,047)
Income tax benefit from stock-based compensation deductions in excess of the associated compensation costs	21	2,040
Net cash provided (used) by financing activities	(21,561)	94,669

Effect of exchange rate changes on cash	(269)	3

Net increase in cash and cash equivalents	5,034	5,385
Cash and cash equivalents at beginning of year	6,469	1,847

Cash and cash equivalents at end of period	$11,503	$7,232

Non-cash transactions:
Conversion of senior notes payable to new senior notes payable	$-	$66,839

The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Beacon Roofing Supply, Inc. (the "Company") prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. The balance sheet as of June 30, 2007 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (third quarter) and the nine-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2008 ("2008").

The Company's fiscal year ends on the last day in September of each year. Each of the Company's 2008 and 2007 quarters ends or ended on the last day of the respective third calendar month. Both this year's and last year's third quarter had 64 business days, while the nine-month periods ended June 30, 2008 and June 30, 2007 both had 189 business days.

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

The following table reflects the calculation of weighted-average shares outstanding for each period presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Weighted-average common shares outstanding for basic	44,291,478	44,263,602	44,281,768	44,020,089
Dilutive effect of employee stock options	768,175	753,712	536,339	918,723

Weighted-average shares assuming dilution	45,059,653	45,017,314	44,818,107	44,938,812

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

Compensation cost arising from stock options granted to employees and non-employee directors is recognized as an expense using the straight-line method over the vesting period. As of June 30, 2008, there was $6.2 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years. The Company recorded stock-based compensation expense of $1.2 million ($0.7 million net of tax) and $1.3 million ($0.8 million net of tax) for the three months ended June 30, 2008 and 2007, respectively, and $3.8 million ($2.2 million net of tax) and $3.9 million ($2.4 million net of tax) for the nine months ended June 30, 2008 and 2007, respectively.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

3. Stock-Based Compensation (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first three quarters of 2008 and 2007:

	Nine Months Ended June 30,
	2008	2007
Risk free interest rate	2.76 - 4.08%	4.52 - 4.81%
Expected life	6.0 years	5.0 years
Expected volatility	45%	45%
Expected dividend yield	0%	0%

Expected lives of the options granted and expected volatilities are based on the expected lives and historical volatilities of the options and stocks of comparable public companies and other factors. Estimated cumulative forfeiture rates of 0%-12% were used for expensing the fair value of unvested options during both of the periods above.

The following table summarizes stock options outstanding as of June 30, 2008, as well as activity during the nine months then ended:

	Shares	Weighted-Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(in Millions)
Outstanding at September 30, 2007	3,045,120	$12.15
Granted	749,023	9.33
Exercised	(24,594)	1.93
Forfeited	(118,926)	17.38

Outstanding at June 30, 2008	3,650,623	$11.47	6.94	$10.8

Vested and expected to vest at June 30, 2008	3,572,070	$11.40	6.89	$10.7

Exercisable at June 30, 2008	2,341,404	$9.66	5.91	$9.8

As of June 30, 2008, there were remaining options to purchase 2,448,825 shares of common stock available for grants under the Company's Amended and Restated 2004 Stock Plan (inclusive of 1,750,000 additional shares approved by stockholders under the plan on February 7, 2008). The weighted-average grant date fair values of stock options granted during the nine months ended June 30, 2008 and 2007 were $4.54 and $10.07, respectively. The intrinsic values of stock options exercised during the nine months ended June 30, 2008 and June 30, 2007 were $0.2 and $5.7 million, respectively. At June 30, 2008, the Company had $10.4 million of excess tax benefits available for potential deferred tax write-offs related to option accounting.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

4. Comprehensive Income

Comprehensive income or loss consists of net income or loss and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income or loss. For the Company, these currently consist of the following items:

Unaudited	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007

Net income	$18,264	$11,505	$15,373	$13,971

Foreign currency translation adjustment, net of tax effect	112	2,559	(766)	1,432

Unrealized gain (loss) on financial derivatives, net of tax effect	3,029	1,571	(3,668)	1,175

Comprehensive income	$21,405	$15,635	$10,939	$16,578

5. Acquisitions

North Coast Commercial Roofing Systems, Inc.

On April 2, 2007, the Company purchased 100% of the outstanding stock of North Coast Commercial Roofing Systems, Inc. and certain of its subsidiaries and affiliates (together "North Coast"), a Twinsburg, Ohio-based distributor of commercial roofing systems and related accessories, with 16 locations in eight U.S. states at the time of the acquisition. North Coast has branches in Ohio, Illinois, Indiana, Kentucky, Michigan, New York, Pennsylvania and West Virginia. This purchase was funded with cash on hand along with funds borrowed under the Company's U.S. revolving line of credit. North Coast had net sales of $235 million (unaudited) for the year ended June 30, 2006. A total of $8.1 million of cash remains in escrow at June 30, 2008 for post-closing indemnification claims, with $3.6 million included in other current assets and accrued expenses and $4.5 million included in other long-term assets and liabilities. The Company has included the results of operations for North Coast from the date of acquisition and applied purchase accounting, which, along with certain purchase price adjustments, resulted in recorded goodwill of $62.3 million as per below (in 000's). The Company finalized the purchase accounting in the second quarter of 2008.

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

Senior Secured Credit Facilities

On November 2, 2006, the Company entered into an amended and restated seven-year $500 million U.S. senior secured credit facility and a C$15 million senior secured Canadian credit facility with GE Antares Capital ("GE Antares") and a syndicate of other lenders (combined, the "Credit Facility"). The Credit Facility consists of a U.S. revolving credit facility of $150 million, which includes a sub-facility of $20 million for letters of credit, and an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company. As of June 30, 2008, the Company was in compliance with the covenants under the Credit Facility. Substantially all of the Company's assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

Equipment Financing Facilities

The Company has two equipment financing facilities that allow for the financing of purchased transportation and material handling equipment totaling $32.9 million with $7.5 million of remaining availability as of June 30, 2008. There was $25.4 million of equipment financing loans outstanding at June 30, 2008, with fixed interest rates ranging from 5.5% to 7.4%.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

7. Foreign Sales

Foreign (Canadian) sales totaled $68.6 and $69.4 million in the nine months ended June 30, 2008 and June 30, 2007, respectively.

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

The Company is using interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. There were interest rate derivative instruments outstanding in a total notional amount of $300 million at June 30, 2008, which consisted of: a) interest rate swaps totaling $200 million, expiring in April 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.99% and a cap rate of 5.75%; and c) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.75% and a cap rate of 6.00%. The combined fair market value of the agreements resulted in a recorded liability of approximately $8.2 million at June 30, 2008, which was determined based on current interest rates and expected future trends. The Company entered into

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

8. Financial Derivatives (Continued)

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

9. Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133,” which requires enhanced disclosures about an entity’s derivative and hedging activities. In addition to disclosing the fair values of derivative instruments and their gains and losses in a tabular format, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 does not change the accounting for derivative instruments.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” ("SFAS 141R") and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” ("SFAS 160"). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company believes the adoption of SFAS 141R will have a significant impact on the accounting for future acquisitions. The adoption of SFAS 160 is not expected to have a material impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” ("SFAS 159"). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 will be effective for the Company in the fiscal year beginning October 1, 2008. The Company has not completed assessing the impact that the adoption of SFAS 159 will have on its consolidated financial statements, although the impact is not currently expected to be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” ("SFAS 157"), which addresses how fair value should be measured when required for recognition or disclosure purposes under GAAP. It also establishes a fair value hierarchy and will require expanded disclosures on fair value measurements where applicable. SFAS 157 is effective for the Company in the fiscal year beginning October 1, 2008. The Company has not completed assessing the impact that SFAS 157 will have on its consolidated financial statements, although the impact is not currently expected to be material.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2007 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2008” and “YTD 2008” refer to the three months (third quarter) and nine months (year-to-date) ended June 30, 2008, respectively, of our fiscal year ending September 30, 2008, and all references to “2007” and “YTD 2007” refer to the three months (third quarter) and nine months (year-to-date) ended June 30, 2007, respectively, of our fiscal year ended September 30, 2007. Certain tabular information may not foot due to rounding.

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

We distribute up to 10,000 SKUs through 176 branches in the United States and Canada. We had 2,503 employees as of June 30, 2008, including our sales and marketing team of 956 employees.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.6	77.8	77.0	76.9

Gross profit	23.4	22.2	23.0	23.1

Operating expenses	16.2	16.7	19.3	19.3

Income from operations	7.2	5.5	3.8	3.8
Interest expense	(1.2)	(1.5)	(1.6)	(1.7)

Income before income taxes	6.0	4.0	2.1	2.0
Income tax expense	(2.5)	(1.6)	(0.9)	(0.8)

Net income	3.5%	2.4%	1.3%	1.2%

        In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth in our discussion and analysis of financial condition and results of operations, we include growth from existing and newly opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. At June 30, 2008, we had a total of 177 branches in operation. Acquired markets for the quarter ended June 30, 2008 include only the one branch at Wholesale Roofing Supply. For YTD 2008, 160 of the 177 branches, along with two branches closed in October 2007 and February 2008, respectively, were included in our existing market calculations. The other 17 branches were excluded because they were acquired in fiscal 2007. Percentages in the tables below may not foot due to rounding.

Three Months Ended June 30, 2008 ("2008") Compared to the Three Months Ended June 30, 2007 ("2007")

Existing and Acquired Markets

For the Three Months Ended
(Dollars in thousands)

	Existing Markets		Acquired Markets		Consolidated
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007
Net Sales	$512,491	$483,979	$2,156	$891	$514,647	$484,870

Gross Profit	119,541	107,629	632	205	120,173	107,834
Gross Margin	23.3%	22.2%	29.3%	23.0%	23.4%	22.2%

Operating Expenses	82,875	81,031	365	152	83,240	81,183
Operating Expenses as a % of Net Sales	16.2%	16.7%	16.9%	17.1%	16.2%	16.7%

Operating Income	$36,666	$26,598	$267	$53	$36,933	$26,651
Operating Margin	7.2%	5.5%	12.4%	5.9%	7.2%	5.5%

Net Sales

        Consolidated net sales increased $29.8 million, or 6.1%, to $514.6 million in 2008 from $484.9 million in 2007. Both this year's and last year's third quarter had 64 business days. Existing market sales increased $28.5 million or 5.9%, while acquired markets contributed an increase of $1.3 million. We attribute the existing market sales increase primarily to the following factors:

•	a rapid rise in prices, especially in residential roofing products;
•	strong re-roofing activity in storm-affected regions; and
•	continued strength in non-residential roofing activity in most markets;
partially offset by the negative impact of:
•	continued weakness in new residential roofing activity in most markets; and
•	weak complementary product sales in certain markets where we have had historically higher levels of new residential construction.

We did not open or close any branches in our existing markets during the third quarter of 2008, but opened one branch in existing markets during the third quarter of 2007. For 2008, our acquired markets had combined product group sales of $1.9 and $0.2 million in residential roofing products and non-residential roofing products, respectively, while the product group sales for our existing markets were as follows:

Existing Markets

For the Three Months Ended

	June 30, 2008		June 30, 2007
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)
Residential roofing products	$221,510	43.2%	$197,139	40.7%	$24,371	12.4%
Non-residential roofing products	209,999	41.0%	195,587	40.4%	14,412	7.4
Complementary building products	80,982	15.8%	91,253	18.9%	(10,271)	-11.3

	$512,491	100.0%	$483,979	100.0%	$28,512	5.9%

        Note: Total 2008 existing market sales of $512.5 million plus 2008 sales from acquired markets of $2.1 million equal $514.6 million of total 2008 sales. Total 2007 existing market sales of $484.0 million plus 2007 sales from acquired markets of $0.9 million equal $484.9 million of total 2007 sales. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Three Months Ended

	June 30,	June 30,
	2008	2007	Change
	(dollars in millions)
Gross profit	$120.2	$107.8	$12.4		11.5%
Existing Markets	119.5	107.6	11.9		11.1%

Gross margin	23.4%	22.2%		1.2%
Existing Markets	23.3%	22.2%		1.1%

        Our existing markets' gross profit increased $11.9 million or 11.1% in 2008, while our acquired markets' gross profit increased $0.4 million. Our overall gross margin increased to 23.4% from 22.2%, while our existing markets' gross margin increased to 23.3% in 2008 from 22.2% in 2007. These increases were mostly in residential roofing products and resulted principally from the pass-through of increases in shingle prices as we were notified of price increases from our vendors. However, our cost of goods sold did not increase at the same time or rate due to favorable buying programs and the lower cost inventory on hand before the price increases. Our existing market gross margin in non-residential roofing and complementary products, excluding vendor incentives, which represents our invoiced gross margin, was relatively consistent with 2007. If price increases do not continue in the future, existing market gross margins could decrease somewhat from current levels. The gross margin increases were also helped somewhat by an increase of residential roofing products in our product sales mix, which have substantially higher gross margins than the more competitive non-residential market.

Operating Expenses

For the Three Months Ended

	June 30,	June 30,
	2008	2007	Change
	(dollars in millions)

Operating expenses	$83.2	$81.2	$2.0		2.5%
Existing Markets	82.9	81.0	1.9		2.3%

Operating expenses as a % of sales	16.2%	16.7%		-0.5%
Existing Markets	16.2%	16.7%		-0.5%

        Our existing markets' operating expenses increased by $1.9 million or 2.3% to $82.9 million in 2008 from $81.0 million in 2007, while our acquired markets' operating expenses increased $0.2 million. The following factors were the leading causes of our higher existing market operating expenses:

•	payroll and related costs increased by $1.6 million primarily from higher incentive-based pay accruals, partially offset by a lower headcount and favorable medical insurance claims; and
•	an increase of $1.9 million in selling expenses due primarily to higher transportation expenses resulting from significantly higher petroleum costs;
partially offset by:
•	savings of $0.4 million in other expenses from cost-reduction initiatives; and
•	reduced depreciation and amortization of $1.2 million due to lower amortization amounts of intangible assets and somewhat from substantially lower capital expenditures in 2008.

        Existing markets' operating expenses as a percentage of net sales decreased to 16.2% in 2008 from 16.7% in 2007 as we were able to control our variable costs and leverage our fixed costs. Overall operating expenses decreased to 16.2% of net sales from 16.7% due to the same factors. In 2008, we expensed a total of $3.7 million for the amortization of intangible assets recorded under purchase accounting in our existing markets compared to $4.5 million in 2007.

Interest Expense

        Interest expense decreased $1.4 million to $6.0 million in 2008 from $7.4 million in 2007. This decrease was primarily due to a paydown of debt and a decline in average interest rates since 2007, which affected the unhedged portion of our variable-rate debt.

Income Taxes

        Income tax expense of $12.7 million was recorded in 2008, an effective tax rate of 41.0%, compared to $7.7 million in 2007, an effective tax rate of 40.2%. The slight increase in the effective rate reflects changes in allocations of taxable income and losses among the states in which we are located.

Nine Months Ended June 30, 2008 ("YTD 2008") Compared to the Nine Months Ended June 30, 2007 ("YTD 2007")

Existing and Acquired Markets

For the Nine Months Ended
(Dollars in thousands)

	Existing Markets		Acquired Markets		Consolidated
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007

Net Sales	$1,030,976	$1,081,633	$186,318	$70,391	$1,217,294	$1,152,024

Gross Profit	249,239	254,904	31,020	10,832	280,259	265,736
Gross Margin	24.2%	23.6%	16.6%	15.4%	23.0%	23.1%

Operating Expenses	205,104	212,242	29,385	10,007	234,489	222,249
Operating Expenses as a % of Net Sales	19.9%	19.6%	15.8%	14.2%	19.3%	19.3%

Operating Income	$44,135	$42,662	$1,635	$825	$45,770	$43,487
Operating Margin	4.3%	3.9%	0.9%	1.2%	3.8%	3.8%

Net Sales

        Consolidated net sales increased $65.3 million, or 5.7%, to $1.22 billion in YTD 2008 from $1.15 billion in YTD 2007. Both this year and last year had 189 business days. Existing market sales declined $50.7 million or 4.7%, while acquired markets contributed an increase of $115.9 million. We attribute the existing market sales decline primarily to a decline in new residential construction and somewhat from weaker residential re-roofing and remodeling activity, partially offset by the recent favorable factors we discussed for the third quarter.

        We opened one new branch and closed two branches in our existing markets during YTD 2008, while we opened seven new branches and closed two branches in existing markets in YTD 2007. For YTD 2008, our acquired markets had combined product group sales of $14.3, $165.7 and $6.3 million in residential roofing products, non-residential roofing products and complementary building products, respectively, while the product group sales for our existing markets were as follows:

Existing Markets

For the Nine Months Ended

	June 30, 2008		June 30, 2007
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$480,978	46.7%	$498,996	46.1%	$(18,018)	-3.6%
Non-residential roofing products	334,953	32.5%	330,040	30.5%	4,913	1.5
Complementary building products	215,045	20.9%	252,597	23.4%	(37,552)	-14.9

	$1,030,976	100.0%	$1,081,633	100.0%	$(50,657)	-4.7%

        Note: Total YTD 2008 existing market sales of $1,031.0 million plus YTD 2008 sales from acquired markets of $186.3 million equal $1,217.3 million of total YTD 2008 sales. Total YTD 2007 existing market sales of $1,081.6 million plus YTD 2007 sales from acquired markets of $70.4 million equal $1,152.0 million of total YTD 2007 sales. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Nine Months Ended

	June 30,	June 30,
	2008	2007	Change
	(dollars in millions)

Gross Profit	$280.3	$265.7	$14.6		5.5%
Existing Markets	249.24	254.90	(5.66)		-2.2%

Gross Margin	23.0%	23.1%		-0.1%
Existing Markets	24.2%	23.6%		0.6%

        Our existing markets' gross profit declined $5.7 million or 2.2% in YTD 2008, while our acquired markets' gross profit increased $20.2 million. Existing markets' gross margin increased to 24.2% in YTD 2008 from 23.6% in YTD 2007. The existing market increase was caused by the factors we discussed for the quarter combined with higher calendar year-end vendor rebates offered by some of our vendors, partially offset by a negative impact from increased competitive conditions, mainly in our non-residential product group. Our overall gross margin decreased to 23.0% from 23.1% due primarily to the same factors and an increased sales mix of the traditionally lower gross margin non-residential roofing, mainly due to the addition of North Coast which sells mostly non-residential roofing.

Operating Expenses

For the Nine Months Ended

	June 30,	June 30,
	2008	2007	Change
	(dollars in millions)

Operating Expenses	$234.5	$222.2	$12.3		5.5%
Existing Markets	$205.1	$212.2	$(7.1)		-3.4%

Operating Expenses as a % of Sales	19.3%	19.3%		0.0%
Existing Markets	19.9%	19.6%		0.3%

        Our existing markets' operating expenses declined by $7.1 million or 3.4% to $205.1 million in YTD 2008 from $212.2 million in YTD 2007, while our acquired markets' operating expenses increased $19.4 million. The following factors were the leading causes of our lower existing market operating expenses:

•	payroll and related costs decreased by $5.9 million primarily from a lower headcount;
•	savings of $2.8 million in general and administrative expenses from cost-saving measures and allocations to our acquired markets; and
•	reduced depreciation and amortization of $1.4 million due to lower amortization amounts of intangible assets and somewhat from substantially lower capital expenditures in YTD 2008;
partially offset by:
•	An increase in selling expenses of $1.2 million resulting primarily from higher petroleum costs; and
•	a $1.8 million increase in our provision for bad debts as we increased our accounts receivable allowance due primarily to the first- half business slowdown.

        Existing markets' operating expenses as a percentage of net sales increased slightly to 19.9% from 19.6%, primarily due to the lower existing market sales and the relatively fixed nature of our operating expenses. Overall operating expenses were consistent at 19.3% of net sales in YTD 2008 and YTD 2007, due to the same factors offset by the inclusion of North Coast, which had lower operating costs as a percentage of sales in YTD 2008. In YTD 2008, we expensed a total of $11.3 million for the amortization of intangible assets recorded under purchase accounting, including $4.9 million in our acquired markets, compared to a total of $9.7 million in YTD 2007.

Interest Expense

        Interest expense decreased $0.4 million to $19.7 million in YTD 2008 from $20.1 million in YTD 2007. We were able to pay down our debt since June 2007 and there was a decline in average interest rates during YTD 2008, which affected the unhedged portion of our variable-rate debt.

Income Taxes

        Income tax expense of $10.7 million was recorded in YTD 2008, an effective tax rate of 41.0%, compared to income tax expense of $9.4 million in YTD 2007, an effective tax rate of 40.2%. The increase in the effective rate reflects changes in allocations of taxable income and losses among the states in which we are located.

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

	Fiscal year 2008			Fiscal year 2007
	Qtr 1	Qtr 2	Qtr 3	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data)
	(unaudited)
Net sales	$398.4	$304.3	$514.6	$380.2	$286.9	$484.9	$493.8
Gross profit	91.7	68.4	120.2	91.7	66.2	107.8	108.2
Income (loss) from operations	15.8	(6.9)	36.9	21.1	(4.2)	26.7	26.3
Net income (loss)	$5.2	$(8.1)	$18.3	$8.8	$(6.3)	$11.5	$11.3

Earnings (loss) per share - basic	$0.12	$(0.18)	$0.41	$0.20	$(0.14)	$0.26	$0.26
Earnings (loss) per share - fully diluted	$0.12	$(0.18)	$0.41	$0.20	$(0.14)	$0.26	$0.25

Quarterly sales as % of year's sales				23.1%	17.4%	29.5%	30.0%
Quarterly gross profit as % of year's gross profit				24.5%	17.7%	28.8%	28.9%
Quarterly income (loss) from operations as % of year's income (loss) from operations				30.2%	-6.1%	38.2%	37.7%

        The calculations of the net loss per share for the second quarters of 2008 and 2007 did not include the effect of stock options since the impact would have been anti-dilutive.

  Liquidity and Capital Resources

        We had cash and cash equivalents of $11.5 million at June 30, 2008 compared to $7.2 million at June 30, 2007 and $6.5 million at September 30, 2007. Our net working capital was $250.7 million at June 30, 2008 compared to $189.0 million at June 30, 2007 and $215.5 million at September 30, 2007.

YTD 2008 Compared to YTD 2007

        Our net cash provided by operating activities was $29.2 million for YTD 2008 compared to $52.3 million for YTD 2007, as we built up our inventories by $37.5 million, especially in residential asphalt shingles, in reaction to announced price increases from our vendors and to ensure sufficient availability in the regions affected by storms in YTD 2008. Due to this build up, inventory turns were down in YTD 2008 as compared to YTD 2007, but we gained an advantage by having lower cost inventory to sell. Accounts receivable increased by $9.8 million in YTD 2008, primarily due to a normal seasonal increase and higher revenues. The number of days outstanding for accounts receivable, based upon year-to-date sales, increased slightly in YTD 2008 but is still within an acceptable range. The increases in inventory and accounts receivable were partially offset by a mostly seasonal increase of $34.9 million in accounts payable and accrued expenses. Prepaid expenses and other assets increased $1.9 million due primarily to some improved vendor rebates and a seasonal difference compared to last year in collections of the vendor rebates receivable.

        Net cash used in investing activities decreased by $139.3 million in YTD 2008 to $2.3 million from $141.6 million in YTD 2007, due primarily from our acquisitions of $120.2 million in YTD 2007. We also substantially reduced capital spending from $21.5 million in YTD 2007 to $2.3 million in YTD 2008 due to the business slowdown and the prior-year required upgrades to the truck fleets of some of our recent acquisitions.

        Net cash used by financing activities was $21.6 million in YTD 2008 compared to net cash provided by financing activities of $94.7 million in YTD 2007. The net cash used by financing activities in YTD 2008 primarily reflected repayments under our revolving lines of credit and term loans. The net cash provided by financing activities in YTD 2007 primarily reflected net term loan borrowings under our new credit facility, which refinanced our prior revolving facilities and term loans, payment of related deferred financing costs, and the financing of our acquisitions as mentioned above.

Capital Resources

        Our principal source of liquidity at June 30, 2008 was our cash and cash equivalents of $11.5 million and our available borrowings of $151.4 million under revolving lines of credit, subject to compliance with the maximum consolidated leverage ratio below. Our borrowing base availability is determined primarily by trade accounts receivable, less outstanding borrowings and letters of credit. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets have been classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months.

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

        The Credit Facility consists of a U.S. revolving credit facility of $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and provided an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $151.4 million available for revolver borrowings at June 30, 2008, subject to compliance with the maximum consolidated leverage ratio below, and a combined $8.8 million outstanding under the US Revolver and Canadian Revolver that carried a weighted-average interest rate of 4.44%. The outstanding revolver borrowings at September 30, 2007 were $26.1 million and carried a weighted-average interest rate of 6.74%. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets were classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months. There were $4.5, $6.5 and $6.5 million of outstanding standby letters of credit at June 30, 2008, June 30, 2007 and September 30, 2007, respectively. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.9 million, and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

Excess Cash Flow

        On May 15 of each fiscal year, commencing on May 15, 2008, we must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on our results for fiscal year 2007, no payment was due in 2008.

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

       The US Revolver currently carries interest rates of the LIBOR plus 1.0% (3.48% at June 30, 2008) and base rate plus 0.5% (5.00% at June 30, 2008), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75% (4.75% at June 30, 2008), and the Term Loan carries an interest rate of LIBOR plus 2% (4.69% and 4.65% for the two LIBOR arrangements under the Term Loan at June 30, 2008). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year.

        Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

        On the last day of each fiscal quarter, our Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0. At June 30, 2008, this ratio was 3.31:1.

Capital Expenditures

        We cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

        As of June 30, 2008, we were in compliance with these covenants. Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries secure obligations under the Credit Facility.

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

Equipment Financing Facilities

        The Company has two equipment financing facilities that allow for the financing of purchased transportation and material handling equipment totaling $32.9 million with $7.5 million of remaining availability as of June 30, 2008. There was $25.4 million of equipment financing loans outstanding at June 30, 2008, with fixed interest rates ranging from 5.5% to 7.4%.

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

        At June 30, 2008, we had $343.9 million of term loans outstanding under our Credit Facility, $8.8 million of borrowings under revolving lines of credit, and $25.4 million of equipment financing outstanding. Our weighted-average effective interest rate on that debt, after considering the effect of the interest rate swaps, was 6.31% at June 30, 2008 (7.13% at September 30, 2007). A hypothetical 10% increase in interest rates in effect at June 30, 2008, would have increased annual interest expense on the borrowings outstanding at that date by approximately $0.2 million.

        We enter into interest rate swaps and collars to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap   agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The collar agreements, also discussed below, provide for fixed-rate caps and floors. The aggregate fair value of these swaps and collars represented an unrealized loss of $8.2 million at June 30, 2008. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at June 30, 2008, would result in an aggregate unrealized (loss) or gain in value of the swaps and collars of approximately ($1.3) million or $1.2 million, respectively.

Financial Derivatives

        As discussed above, we use interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of our variable-rate borrowings into fixed-rate borrowings. We had interest rate derivative instruments outstanding in a total notional amount of $300 million at June 30, 2008, which consisted of: a) interest rate swaps totaling $200 million, expiring in April 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.99% and a cap rate of 5.75%; and c) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.75% and a cap rate of 6.00%. We entered into these instruments during the second quarter of 2007 and cancelled the prior interest rate derivative instruments that had notional amounts totaling $150 million. The increase in the total notional amount was due to the increased borrowings under our Credit Facility. The current derivative instruments are designated as cash flow hedges, for which we record the effective portions of changes in their fair value, net of tax, in other comprehensive income. We recognize any ineffective portion of our hedges in earnings, of which there has been none to date. The prior derivative instruments were not designated as hedges and therefore changes in their fair values were recorded in interest expense.

Foreign Exchange Risk

        There have been no material changes from what we reported in our Form 10-K for the year ended September 30, 2007.

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act"). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of June 30, 2008, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2008, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  Signature Page

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2008.

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