Form 10-K
period 2008-09-30
BEACON ROOFING SUPPLY INC
filed 2008-12-02
CIK 1124941

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the end of the second quarter ended March 31, 2008 was $428,139,291.

          The number of shares of common stock outstanding as of November 1, 2008 was 44,820,550.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

 Table of Contents

BEACON ROOFING SUPPLY, INC.
Index to Annual Report
on Form 10-K

Year Ended September 30, 2008

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

        Forward-looking statements speak only as of the date of this Form 10-K. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-K, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this Form 10-K or that may be made elsewhere from time to time by or on behalf of us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

ii

 PART I

ITEM 1.    BUSINESS

Overview

        We are one of the largest distributors of residential and non-residential roofing materials in the United States and Canada. We also distribute other complementary building materials, including siding, windows, specialty lumber products and waterproofing systems for residential and nonresidential building exteriors. We currently operate 175 branches in 35 states and 3 Canadian provinces, carrying up to 10,000 SKUs and serving more than 40,000 customers. We are a leading distributor of roofing materials in key metropolitan markets in the Northeast, Mid-Atlantic, Midwest, Central Plains, South and Southwest regions of the United States and in Eastern Canada.

        For the fiscal year ended September 30, 2008, residential roofing products comprised 42% of our sales, non-residential roofing products accounted for 41% of our sales, and siding, waterproofing systems, windows, specialty lumber and other exterior building products provided the remaining 17% of our sales.

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

        We have achieved our growth through a combination of seventeen strategic and complementary acquisitions between 1998 and 2008, opening new branch locations, acquiring branches and broadening our product offering. We have grown from $76.7 million in sales in fiscal year 1998 to $1.785 billion in sales in fiscal year 2008, which represents a compound annual growth rate of 37.0%. Our internal growth, which includes growth from existing and newly opened branches but excludes growth from acquired branches, was 5.2% per annum over the same period. Acquired branches are excluded from internal growth measures until they have been under our ownership for at least four full fiscal quarters at the start of the reporting period. During this eleven-year period, we opened thirty-three new branch locations (of which we have only closed one), while our same store sales increased an average of 1.6% per annum. Same store sales are defined as the aggregate sales from branches open for the entire comparable annual periods within the eleven-year period. Income from operations has increased from $5.3 million in fiscal year 1998 to $94.7 million in fiscal year 2008, which represents a compound annual growth rate of 14.3%. We believe that our proven business model can deliver industry-leading growth and operating profit margins.

        In fiscal year 2008, we had internal growth of 1.3% and 35.7% in sales and income from operations, respectively, over fiscal year 2007. Fiscal year 2008 had one more business day as compared to fiscal year 2007, which we believe positively affected annual existing market sales by approximately 0.4%. We also opened one new branch location, closed four locations and did not acquire any branches during fiscal year 2008.

History

        Our predecessor, Beacon Sales Company, Inc., was founded in Charlestown, Massachusetts (a part of Boston) in 1928. In 1984, when our former Chairman Andrew Logie acquired Beacon Sales Company with other investors, Beacon operated three distribution facilities and generated approximately $16 million in annual revenue. In August 1997, Code, Hennessy & Simmons III, L.P., a Chicago-based private equity fund, and certain members of management, purchased Beacon Sales Company to use it as a platform to acquire leading regional roofing materials distributors throughout the United States and Canada. At the time of the purchase by Code Hennessy and management, Beacon Sales Company operated seven branches in New England and generated approximately $72 million of revenue annually, primarily from the sale of non-residential roofing products. Since 1997, we have made seventeen strategic and complementary acquisitions. Also since 1997, we have opened a total of thirty-three new branches (of which we have only closed one). We have also expanded our product offerings to offer more residential roofing products and complementary exterior building materials and related services. Our strategic acquisitions, branch expansions, and product line extensions have increased the diversity of both our customer base and local market focus and generated cost savings through increased purchasing power and reduced overhead expenses as a percentage of net sales. We completed an initial public offering ("IPO") and became a public company in September 2004, and completed a follow-on stock offering in December 2005.

        We were incorporated in Delaware in 1997. Our principal executive offices are located at One Lakeland Park Drive, Peabody, MA 01960 and our telephone number is (978) 535-7668. Our Internet website address is www.beaconroofingsupply.com.

U.S. Industry Overview

        The U.S. roofing market, based upon manufacturer sales to distributors and others, was estimated to be approximately $13.7 billion in 2007, which is the latest industry information available to us, and is projected to grow 2.6% annually through 2012 to $15.6 billion. We believe this rate of growth is within the range of the stable long-term growth rates in the industry over the past 40 years.

        The U.S. roofing market can be separated into two categories: the residential roofing market and the non-residential roofing market. The residential roofing market accounted for approximately 62% of the total U.S. market by unit volume (46% of total dollar demand) in 2007. Through 2012, residential roofing construction is expected to grow faster than non-residential roofing construction as residential construction is projected to rebound from current low levels.

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

        Regional variations in economic activity influence the level of demand for roofing products across the United States. Of particular importance are regional differences in the level of new home construction and renovation, since the residential market for roofing products accounts for approximately 62% of demand. Demographic trends, including population growth and migration, contribute to regional variations in residential demand for roofing products through their influence on regional housing starts and existing home sales.

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

  Residential roofing market

        Within the residential roofing market, the re-roofing market is more than twice the size of the new roofing market, accounting for approximately 77% of the residential roofing demand in 2007, compared to a historic rate of about 67%. Re-roofing demand is expected to continue to exceed new roofing demand with similar share through 2012.

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

        Within the new construction portion of the residential roofing market, housing starts together with larger average roof sizes have supported prior growth in new residential roofing demand. New housing starts declined during 2006 through 2008, and the pace may continue at the lower levels or decline further in the near future.

  Non-residential roofing market

        Demand for roofing products used on non-residential buildings is forecast to continue to grow at a similar rate compared to the previous five years, but slower than the expected renewed future growth of roofing products used in residential construction. New non-residential roofing has been the fastest-growing portion of the U.S. roofing market, but more challenging economic conditions, including tighter credit markets may influence expenditures for non-residential roofing in the near term.

        In 2007, re-roofing projects represented approximately 78% of the total non-residential demand. Re-roofing activity tends to be less cyclical than new construction and depends in part upon the types of materials on existing roofs, their expected lifespan and intervening factors such as wind or water damage.

        The non-residential roofing market includes an office and commercial market, an industrial market and an institutional market. Office and commercial roofing projects is the single largest component of the non-residential roofing market at 54%, while industrial roofing projects, which represent 22% of non-residential roofing product sales, are expected to see the fastest gains in re-roofing.

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

        These complementary products also significantly contribute to the overall building products market. In 2007, the U.S. siding market was approximately $10.5 billion and the U.S. window and door industry was approximately $34.9 billion. Both of these markets are expected to grow in line with that of the roofing industry over the next several years.

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

  •
  Diversified business model that reduces impact of economic downturns.  We believe that our business is meaningfully protected in an economic downturn because of our high concentration in re-roofing, the relative non-discretionary nature of re-roofing, the mix of our sales between residential and non-residential products, our geographic and customer diversity, and the financial and operational ability we have to expand our business and obtain market share.

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

Growth Strategies

        Our objective is to become the preferred supplier of roofing and other exterior building product materials in the U.S. and Canadian markets while continuing to increase our revenue base and maximize our profitability. We plan to attain these goals by executing the following strategies:

  •
  Expand geographically through new branch openings.  Significant opportunities exist to expand our geographic focus by opening additional branches in existing or contiguous regions. Since 1997, we and our acquired companies have successfully entered numerous markets through greenfield expansion. Our strategy with respect to greenfield opportunities is to open branches within: (1) our existing markets; (2) where existing customers have expanded into new regions; and (3) in areas that have limited or no acquisition candidates that are a good fit with our business model. At times, we have acquired small distributors with one to three branches to fill in existing regions. We only opened one branch in 2008 as recent business conditions have resulted in fewer opportunities for greenfield expansion.

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

  •
  Expand product and service offerings.  We believe that continuing to increase the breadth of our product line and customer services are effective methods of increasing sales to current customers and attracting new customers. We work closely with customers and suppliers to identify new building products and services, including windows, siding, waterproofing systems, insulation and metal fabrication. In addition, we believe we can expand our business by introducing products that we currently offer in certain of our existing markets into some of our other markets. In particular, we believe that we can expand non-residential roofing sales in certain of our acquired markets that currently sell mostly residential products.

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
Metal edgings and
    flashings
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
Red, white and yellow
    cedar siding
Fiber cement siding
Soffits
House wraps and
Vapor barriers
Stone veneer

 Other
Waterproofing systems
Building insulation
Air barrier systems
Gypsum
Moldings
Patio covers	Vinyl windows
Aluminum windows
Wood windows
Turn-key windows
Wood doors
Patio doors

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

        As evidenced by the fact that a significant number of our customers have relied on us or our predecessors as their vendor of choice for decades, we believe that we have strong customer relationships that our competitors cannot easily displace or replicate. No single customer accounts for more than 0.70% of our revenues.

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

        Each of our branches is headed by a branch manager, who also functions as the branch's sales manager. In addition, each branch generally employs up to four outside salespeople and up to five inside salespeople who report to their branch manager. Branches that focus on the residential market typically staff larger numbers of outside salespeople.

        The primary responsibilities of our outside salespeople are to prospect for new customers and increase sales to existing customers. Our outside salespeople accomplish these objectives by reviewing information from our proprietary LogicTrack software system, which extracts job and bid information from construction reports and other industry news services. The system extracts information on construction projects in our local markets from those industry services. Once a construction project is identified, our design and estimating team creates job quotes, which, along with pertinent bid and job information, are readily available to our salespeople through LogicTrack. Our outside salespeople then contact potential customers in an effort to solicit their interest in participating with us in the project.

Throughout this process, LogicTrack maintains a record of quoting activity, due dates, and other data to allow tracking of the projects and efficient follow-up. By seeking a contractor to "partner" with on a bid, we increase the likelihood that the contractor will purchase their roofing materials and related products from us in the event that the contractor is selected for the project.

        To complement our outside sales force, we have built a strong and technically proficient inside sales staff. Our inside sales force is responsible for fielding incoming orders, providing pricing quotations and responding to customer inquiries. Our inside sales force provides vital product expertise to our customers.

        In addition to our outside and inside sales forces, we represent certain manufacturers for particular manufacturers' products. Currently, we have developed relationships with Carlisle, Johns Manville, Owens Corning and Firestone on this basis. We currently employ 31 representatives who act as liaisons (on behalf of property owners, architects, specifiers and consultants) between these roofing materials manufacturers and professional contractors.

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

Purchasing and Suppliers

        Our status as a leader in our core geographic markets, as well as our reputation in the industry, has allowed us to forge strong relationships with numerous manufacturers of roofing materials and related products, including Alcoa, Carlisle, CertainTeed, Firestone, GAF/Elk Materials, Johns Manville, Owens Corning and Tamko.

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

Operations

  Facilities

        Our network of 175 branches serves metropolitan areas in 35 states and three Canadian provinces. This network has enabled us to effectively and efficiently serve a broad customer base and to achieve a leading market position in each of our core geographic markets.

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

  Fleet

        Our distribution infrastructure supports approximately 600,000 deliveries annually. To accomplish this, we maintain a dedicated owned fleet of 598 straight trucks, 252 tractors and 427 trailers. Nearly all of our delivery vehicles are equipped with specialized equipment, including 662 truck-mounted forklifts, cranes, hydraulic booms and conveyors, which are necessary to deliver products to rooftop job sites in an efficient and safe manner.

        Our branches focus on providing materials to customers who are located within a two-hour radius of their respective facilities. We typically make deliveries five days per week.

  Management information systems

        We have fully integrated management information systems. Our systems are consistently implemented across our branches and acquired businesses are promptly moved to our system following acquisition. Our systems support every major internal operational function, except payroll, providing complete integration of purchasing, receiving, order processing, shipping, inventory management, sales analysis and accounting. The same databases are shared within the systems, allowing our branches to easily acquire products from other branches or schedule deliveries by other branches, greatly enhancing our customer service. Our systems also include a sophisticated pricing matrix which allows us to refine pricing by region, branch, type of customer, customer, or even a specific customer project. In addition, our systems allow us to monitor all branch and regional performance centrally. We have centralized many functions to leverage our size, including accounts payable, insurance, employee benefits, vendor relations, and banking.

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

Employees

        As of September 30, 2008, we had 2,464 employees, consisting of 727 in sales and marketing, 248 in branch management, including supervisors, 1,128 warehouse workers, helpers and drivers, and 361 general and administrative personnel. We believe that our employee relations are good. Twenty-eight employees are currently represented by labor unions.

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

        We sell a portion of our products for new residential and non-residential construction. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including credit availability, interest rates, employment levels, and consumer confidence. Downturns in the regions and markets we serve could result in lower revenues and, since many of our expenses are fixed, lower profitability. New housing starts declined during 2006 through 2008 and the pace may continue at the lower levels or decline further and commercial construction activity, which has been high in recent years, could decline as well. More recently, the availability of commercial credit tightened, which may have a negative affect on current and future levels of construction, especially new non-residential construction.

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

        Acquisitions frequently result in the recording of goodwill and other intangible assets. At September 30, 2008, goodwill represented approximately 33% of our total assets. Goodwill is no longer amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our single reporting unit. Our accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine fair value using a market approach to value our business.

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

Further disruptions in the capital and credit markets may impact the availability of credit and business conditions.

        If the financial institutions that have extended credit commitments to us are adversely affected by the conditions of the capital and credit markets, they may become unable to fund borrowings under those credit commitments, which could have an adverse impact on our financial condition and our ability to borrow funds, if needed, for working capital, acquisitions, capital expenditures and other corporate purposes.

        Continued market disruptions could cause broader economic downturns, which may lead to lower demand for our products and increased incidence of customers' inability to pay their accounts. Further, bankruptcies or similar events by customers may cause us to incur bad debt expense at levels higher than historically experienced. Also, our suppliers may potentially be impacted, causing disruption or delay of product availability. These events would adversely impact our results of operations, cash flows and financial position.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease 186 facilities, including our headquarters and other support facilities, throughout the United States and Eastern Canada. These leased facilities range in size from 3,600 square feet to 134,000 square feet. We sublease three facilities. In addition, we own twelve sales/warehouse facilities located in Manchester, New Hampshire; Reading, Pennsylvania; Montreal, Quebec (2); Sainte-Foy, Quebec; Delson, Quebec; Salisbury, Maryland; Hartford, Connecticut; Cranston, Rhode Island; Lancaster, Pennsylvania; Jacksonville, Florida and Easton, Maryland. These owned facilities range in size from 11,500 square feet to 54,000 square feet. All of the owned facilities are mortgaged to our senior lenders. We believe that our properties are in good operating condition and adequately serve our current business operations.

        As of November 1, 2008, our 175 branches, a few with multiple leased facilities, and 8 other facilities were located in the following states and provinces:

State	Number of Branches	Other
Alabama	4
Arkansas	4
California	4
Connecticut	2	1
Delaware	2
Florida	2
Georgia	8
Illinois	7
Indiana	7
Iowa	1
Kansas	3
Kentucky	5	1
Louisiana	4	3
Maine	1
Maryland	14	1
Massachusetts	8
Michigan	4
Minnesota	2
Mississippi	2
Missouri	7
Nebraska	3
New Hampshire	1
New Jersey	1
New York	1
North Carolina	10
Ohio	4
Oklahoma	2
Pennsylvania	12
Rhode Island	1
South Carolina	3
Tennessee	4
Texas	21
Vermont	1
Virginia	9	1
West Virginia	2

Subtotal—U.S.	166	7

Canadian Provinces
Manitoba	1
Ontario	4
Quebec	4	1

Subtotal—Canada	9	1

Total	175	8

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of the year ended September 30, 2008.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock trades on The NASDAQ Global Select Market under the symbol "BECN". The following table lists quarterly information on the price range of our common stock based on the high and low reported sale prices for our common stock as reported by NASDAQ for the periods indicated below:

	High	Low
Year ended September 30, 2007:
First quarter	$24.16	$18.65
Second quarter	$21.50	$14.97
Third quarter	$18.88	$15.54
Fourth quarter	$17.12	$9.63
Year ended September 30, 2008:
First quarter	$12.17	$7.03
Second quarter	$10.00	$7.30
Third quarter	$12.97	$9.59
Fourth quarter	$17.72	$10.06

        There were 31 holders of record of our common stock as of November 1, 2008.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        No purchases of our equity securities were made by us or any affiliated entity during the fourth quarter of the year ended September 30, 2008.

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

 Comparison of Cumulative Total Return

        The line graph assumes that $100 was invested in our common stock, the Nasdaq Index and the S&P 1500 Building Products Index on September 23, 2004. The closing price of our common stock on September 30, 2008 was $15.62. The stock price performance of Beacon Roofing Supply, Inc.'s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

ITEM 6.    SELECTED FINANCIAL DATA

        You should read the following selected financial information together with our financial statements and related notes and "Management's discussion and analysis of financial condition and results of operations" also included in this Form 10-K. We have derived the statement of operations data for the years ended September 30, 2008, September 30, 2007, and September 30, 2006, and the balance sheet information at September 30, 2008 and September 30, 2007, from our audited financial statements included in this Form 10-K. We have derived the statements of operations data for the years ended September 24, 2005 and September 25, 2004, and the balance sheet data at September 30, 2006, September 24, 2005 and September 25, 2004, from our audited financial statements not included in this Form 10-K.

Statement of operations data

	Fiscal year ended
(Dollars in Thousands)	September 30, 2008	September 30, 2007	September 30, 2006 (53 weeks)	September 24, 2005	September 25, 2004
Net sales	$1,784,495	$1,645,785	$1,500,637	$850,928	$652,909
Cost of products sold	1,364,487	1,271,868	1,136,500	643,733	487,200

Gross profit	420,008	373,917	364,137	207,195	165,709
Operating expenses (includes stock-based compensation expense of $4,861, $4,933, $3,222, $690 and $10,299 for the years ended 2008, 2007, 2006, 2005, and 2004 respectively)	325,298	304,109	263,836	146,476	131,037

Income from operations	94,710	69,808	100,301	60,719	34,672
Interest expense	(25,904)	(27,434)	(19,461)	(4,911)	(11,621)
Change in value of warrant derivatives(1)	—	—	—	—	(24,992)
Loss on early retirement of debt	—	—	—	(915)	(3,285)
Income taxes	(28,500)	(17,095)	(31,529)	(21,976)	(10,129)

Net income (loss)	$40,306	$25,279	$49,311	$32,917	$(15,355)

Net income (loss) per share
Basic	$0.91	$0.57	$1.15	$0.83	$(0.57)
Diluted	$0.90	$0.56	$1.12	$0.80	$(0.57)
Weighted average shares outstanding
Basic	44,346,293	44,083,915	42,903,279	39,716,933	26,857,805
Diluted	44,959,357	44,971,932	44,044,769	41,118,944	26,857,805
Other financial and operating data:
Depreciation and amortization	$34,240	$32,863	$23,792	$8,748	$6,922
Capital expenditures (excluding acquisitions)	$5,739	$23,132	$19,063	$10,811	$5,127
Number of branches at end of period	175	178	155	84	67

(1)
The change in value of warrant derivatives represented changes in the fair market value of certain warrants previously issued in connection with debt financings that were redeemed on September 28, 2004.

Balance sheet data

(In Thousands)	September 30, 2008	September 30, 2007	September 30, 2006	September 24, 2005	September 25, 2004
Cash and cash equivalents	$26,038	$6,469	$1,847	$—	$—

Total assets	$1,067,816	$1,006,660	$839,890	$386,987	$301,498

Current debt and warrant derivative liability:
Cash overdraft	$—	$—	$—	$6,107	$3,694
Warrant derivative liabilities	—	—	—	—	34,335
Borrowings under revolving lines of credit, current portions of long-term debt and other obligations	19,926	34,773	6,657	6,348	50,744

	$19,926	$34,773	$6,657	$12,455	$88,773

Long-term debt, net of current portions:
Borrowings under revolving lines of credit	$—	$—	$229,752	$63,769	$—
Senior notes payable and other obligations	332,500	343,000	69,282	20,156	22,660
Junior subordinated notes payable	—	—	—	—	17,071
Subordinated notes payable to related parties and notes payable to stockholders	—	—	—	—	29,442
Other long-term obligations	25,143	31,270	10,610	1,668	976

	$357,643	$374,270	$309,644	$85,593	$70,149

Stockholders' equity	$366,701	$323,850	$291,169	$178,745	$38,245

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

        We carry up to 10,000 SKUs through 175 branches in the United States and Canada. In fiscal year 2008, approximately 94% of our net sales were in the United States. We stock one of the most extensive assortments of high-quality branded products in the industry, enabling us to deliver products to our customers on a timely basis.

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

        Our growth strategy includes both internal growth (opening new branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. Our main acquisition strategy is to target market leaders in geographic areas that we presently do not serve. Our April 2007 acquisition of North Coast Commercial Roofing Systems, Inc is an example of this approach. North Coast is a leading distributor of commercial roofing systems and related accessories, based in Twinsburg, Ohio, which had 16 locations in Ohio, Illinois, Indiana, Kentucky, Michigan, New York, Pennsylvania and West Virginia at the time of the acquisition. There was minimal branch overlap with our existing operations. We also have acquired smaller companies to supplement branch openings within an existing region. Our May 2007 acquisition of Wholesale Roofing Supply ("WRS"), a single location distributor of residential and commercial roofing products located in Knoxville, Tennessee, which we integrated into our Best Distributing region in the Carolinas, is an example of such an acquisition.

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

        We also sell complementary building products such as:

  •
  vinyl siding;
  •
  doors, windows and millwork;
  •
  wood and fiber cement siding;
  •
  residential insulation; and
  •
  waterproofing systems.

        The following is a summary of our net sales by product group for the last three full fiscal years:

	Year Ended
	September 30, 2008		September 30, 2007		September 30, 2006
	Net Sales	Mix	Net Sales	Mix	Net Sales	Mix
Residential roofing products	$756,321	42.4%	$691,693	42.0%	$731,704	48.8%
Non-residential roofing products	725,900	40.7%	605,857	36.8%	448,042	29.9%
Complementary building products	302,274	16.9%	348,235	21.2%	320,891	21.4%

	$1,784,495	100.0%	$1,645,785	100.0%	$1,500,637	100.0%

        We have over 40,000 customers, none of which represents more than 0.70% of our net sales. Many of our customers are small to mid-size contractors with relatively limited capital resources. We maintain strict credit approval and review policies, which has helped to keep losses from customer receivables within our expectations. For the seven years prior to 2008, bad debts averaged approximately 0.3% of net sales. In 2008, we experienced an increase to almost 0.6% of net sales, which is still within our tolerances in consideration of the tougher economic and credit climate.

        Our expenses consist primarily of the cost of products purchased for resale, labor, fleet, occupancy, and selling and administrative expenses. We compete for business and may respond to competitive pressures by lowering prices in order to maintain our market share.

        In September 2007, we amended our by-laws to change our year-end date to September 30 of each fiscal year. Prior to that amendment, we used a 52/53 week fiscal year ending on the last Saturday of September. Our fiscal years ended September 30, 2008 ("2008") and September 30, 2007 ("2007") contained 52 weeks, while the fiscal year ended September 30, 2006 ("2006") contained 53 weeks.

        Since 1997, we have made seventeen strategic and complementary acquisitions and opened 33 new branches. We opened six branches in 2006, eight in 2007 and one in 2008. We slowed the pace of new branch openings in 2008, mostly as a result of the slowdown in our business experienced in 2007. When we open a new branch, we transfer a certain level of existing business from an existing branch to the new branch. This allows the new branch to commence with a base business and also allows the existing branch to target other growth opportunities.

        In managing our business, we consider all growth, including the opening of new branches, to be internal growth unless it is a result of an acquisition. In our management's discussion and analysis of financial condition and results of operations, when we refer to growth in existing markets, we include growth from existing and newly-opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the reporting period. Our average annual internal sales growth over the four fiscal years since our IPO was 6.4%.

Results of operations

        The following discussion compares our results of operations for 2008, 2007 and 2006.

        The following table shows, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods presented. Percentages may not foot due to rounding.

	Year ended
	September 30, 2008	September 30, 2007	September 24, 2006
Net sales	100.0%	100.0%	100.0%
Cost of products sold	76.5	77.3	75.7

Gross profit	23.5	22.7	24.3
Operating expenses	18.2	18.5	17.6

Income from operations	5.3	4.2	6.7
Interest expense	(1.5)	(1.7)	(1.3)

Income before income taxes	3.9	2.6	5.4
Income taxes	(1.6)	(1.0)	(2.1)

Net income	2.3%	1.5%	3.3%

  2008 compared to 2007

        The following table shows a summary of our results of operations for 2008 and 2007, broken down by existing markets and acquired markets.

For the Fiscal Years Ended

	Existing Markets		Acquired Markets		Consolidated
(in thousands)	2008	2007	2008	2007	2008	2007
Net sales	$1,508,564	$1,489,297	$275,931	$156,488	$1,784,495	$1,645,785
Gross profit	373,929	349,343	46,079	24,574	420,008	373,917
Gross margin	24.8%	23.5%	16.7%	15.7%	23.5%	22.7%
Operating expenses	283,521	282,727	41,777	21,382	325,298	304,109
Operating expenses as a % of net sales	18.8%	19.0%	15.1%	13.7%	18.2%	18.5%
Operating income	$90,408	$66,616	$4,302	$3,192	$94,710	$69,808
Operating margin	6.0%	4.5%	1.6%	2.0%	5.3%	4.2%

  Net Sales

        Consolidated net sales increased $138.7 million, or 8.4%, to $1,784.5 million in 2008 from $1,645.8 million in 2007. Sales from acquired markets increased $119.4 million, while existing markets saw internal growth of $19.3 million, or 1.3%. There was one additional business day in 2008 as compared to 2007, which we believe increased annual existing market sales by approximately 0.4%. During 2008, we opened one new branch and closed four branches. The product group sales for our existing markets were as follows:

For the Fiscal Years Ended

  Existing Markets

	2008		2007		Change
(dollars in millions)	Net Sales	Mix	Net Sales	Mix
Residential roofing products	$736.1	48.8%	$684.5	46.0%	$51.6	7.5%
Non-residential roofing products	479.4	31.8%	463.1	31.1%	16.3	3.5%
Complementary building products	293.1	19.4%	341.7	22.9%	(48.6)	(14.2)%

	$1,508.6	100.0%	$1,489.3	100.0%	$19.3	1.3%

Note: Total 2008 existing market sales of $1,508.6 million plus 2008 sales from acquired markets of $275.9 million equal $1,784.5 million of total 2008 sales. Our acquired markets had product group sales of $20.2, $246.5 and $9.2 million in residential roofing products, non-residential roofing products, and complementary building products, respectively for 2008. Total 2007 existing market sales of $1,489.3 million plus 2007 sales from acquired markets of $156.5 million equal $1,645.8 million of total 2007 sales. Our acquired markets had product group sales of $7.2, $142.8 and $6.5 million in residential roofing products, non-residential roofing products, and complementary building products, respectively for 2007. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

        Our existing market sales were affected by the following factors:

  •
  a rapid rise in prices beginning in February 2008, especially in residential roofing products;
  •
  strong re-roofing activity in storm-affected regions;
  •
  continued strength in non-residential roofing activity in most markets; and
  •
  one additional business day in 2008 as compared to 2007.

  partially offset by the negative impact of:

  •
  continued weakness in new residential roofing activity in most markets; and
  •
  lower complementary product sales in most markets, especially where we have had historically higher levels of new residential construction.

  Gross Profit

	2008	2007	Change
	(dollars in millions)
Gross profit	$420.0	$373.9	$46.1	12.3%
Existing markets	373.9	349.3	24.6	7.0%
Gross margin	23.5%	22.7%	0.8%
Existing markets	24.8%	23.5%	1.3%

        In 2008, existing markets' gross profit increased $24.6 million or 7.0% as compared to 2007, while our acquired markets' gross profit increased $21.5 million. Our overall gross margin increased to 23.5% from 22.7%, while our existing markets' gross margin increased to 24.8% in 2008 from 23.5% in 2007. These increases were mostly in our residential roofing products and resulted principally from the pass-through of increases in shingle prices as we were notified of a series of price increases from our vendors, which we were experiencing beginning in February 2008. However, our cost of goods sold did not increase at the same time or rate due to favorable buying programs and the lower cost inventory on hand before the price increases. Our existing market gross margin in non-residential roofing and complementary products, excluding vendor incentives, which represents our invoiced gross margin, was relatively consistent with 2007. If price increases do not continue in the future, existing market gross margins could decrease somewhat from current levels. The effect of the price increases was partially offset in our overall gross margins by an increase in the sales mix of traditionally lower gross margin non-residential roofing products, while gross margin in our existing markets benefited from an increase of residential roofing products in our existing market product sales mix, which have higher gross margins than our other products. We currently expect our future overall gross margins to fluctuate from 23% to 24% depending on our product mix and competitive conditions.

  Operating Expenses

	2008	2007	Change
	(dollars in millions)
Operating expenses	$325.3	$304.1	$21.2	7.0%
Existing markets	283.5	282.7	0.8	0.3%
Operating expenses as a % of sales	18.2%	18.5%	(0.3)%
Existing markets	18.8%	19.0%	(0.2)%

        Our existing markets' operating expenses increased by only $0.8 million or 0.3% to $283.5 million in 2008 from $282.7 million in 2007, while our acquired markets' operating expenses increased $20.4 million. The following factors were the leading causes of the change in our existing market operating expenses:

  •
  an increase in bad debts of $4.4 million, as we experienced higher write-offs and increased our reserves due to the economic and credit climate; and
  •
  an increase of $2.5 million in selling and warehouse expenses due primarily to higher transportation expenses resulting from significantly higher petroleum costs and from higher sales related costs, including credit card fees;

mostly offset by:

  •
  a decrease of $2.9 million from both expense reduction initiatives and the benefit from leveraging certain expenses over existing and acquired markets;
  •
  reduced depreciation and amortization of $2.0 million due to lower amortization of intangible assets and somewhat from substantially lower capital expenditures in 2008; and
  •
  payroll and related costs decreased by $1.2 million primarily from a lower headcount and favorable medical insurance claims, partially offset by higher incentive-based pay and profit sharing.

        Existing markets' operating expenses as a percentage of net sales decreased to 18.8% in 2008 from 19.0% in 2007 as we were able to control our variable costs and leverage our fixed costs. Overall operating expenses decreased to 18.2% of net sales from 18.5% due to the same factors and also from blending in the lower operating expense level of North Coast. In 2008, we expensed a total of $8.5 million for the amortization of intangible assets recorded under purchase accounting in our existing markets compared to $10.3 million in 2007, while acquired markets expensed $6.5 million and $3.9 million for 2008 and 2007, respectively.

  Interest Expense

        Interest expense decreased $1.5 million to $25.9 million in 2008 from $27.4 million in 2007, primarily from lower levels of debt. Average interest rates during 2008 also decreased somewhat from the prior year, which affected interest expense on our variable-rate debt.

  Income Taxes

        Income tax expense increased to $28.5 million in 2008 from $17.1 million in 2007. Our 2008 effective income tax rate was 41.4%, compared to our 2007 effective income tax rate of 40.3%. The rate increase was primarily due to 2007 adjustments of previously accrued income taxes related to previously filed tax returns that benefited the 2007 income tax rate. We expect our future effective income tax rate to fluctuate around 41.0%, depending primarily upon the results of our operations in Canada and in the various states in which we operate.

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

For the Fiscal Years Ended

	Existing Markets
							% Change Based On Average Sales Per Business Day
	2007		2006		Change
	Net Sales	Mix	Net Sales	Mix
	(dollars in millions)
Residential roofing products	$399.3	41.1%	$435.1	42.7%	$(35.8)	(8.2)%	(6.8)%
Non-residential roofing products	365.7	37.7%	356.1	34.9%	9.6	2.7%	4.3%
Complementary building products	205.5	21.2%	228.7	22.4%	(23.2)	(10.1)%	(8.7)%

	$970.5	100.0%	$1,019.9	100.0%	$(49.4)	(4.8)%	(3.3)%

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
  •
  a significant slowdown in re-roofing and reconstruction activities in certain areas of Texas, the Gulf Coast and Southeastern United States affected by Hurricanes Katrina and Rita;
  •
  four fewer business days; and
  •
  harsher winter conditions this year in the Northeast, Canada, and Midwest;

        partially offset by the positive impact of:

  •
  continued growth in non-residential roofing; and
  •
  six new branches opened in existing markets since September 30, 2006.

  Gross Profit

	2007	2006	Change
	(dollars in millions)
Gross profit	$373.9	$364.1	$9.8	2.7%
Existing markets	227.3	247.1	(19.8)	(8.0)%
Gross margin	22.7%	24.3%		(1.6)%
Existing markets	23.4%	24.2%		(0.8)%

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

  Operating Expenses

	2007	2006	Change
	(dollars in millions)
Operating expenses	$304.1	$263.8	$40.3	15.3%
Existing markets	157.9	162.2	(4.3)	(2.6)%
Operating expenses as a % of sales	18.5%	17.6%		0.9%
Existing markets	16.3%	15.9%		0.4%

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

Certain quarterly financial data

        The following table sets forth certain unaudited quarterly data for the fiscal years 2008 and 2007 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends. Totals may not foot due to rounding.

	Fiscal year 2008				Fiscal year 2007
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data) (unaudited)
Net sales	$398.4	$304.3	$514.6	$567.2	$380.2	$286.9	$484.9	$493.8
Gross profit	91.7	68.4	120.2	139.7	91.7	66.2	107.8	108.2
Income (loss) from operations	15.8	(6.9)	36.9	48.9	21.1	(4.2)	26.7	26.3
Net income (loss)	$5.2	$(8.1)	$18.3	$24.9	$8.8	$(6.3)	$11.5	$11.3
Earnings (loss) per share—basic	$0.12	$(0.18)	$0.41	$0.56	$0.20	$(0.14)	$0.26	$0.26
Earnings (loss) per share—fully diluted	$0.12	$(0.18)	$0.41	$0.55	$0.20	$(0.14)	$0.26	$0.25
Quarterly sales as % of year's sales	22.3%	17.1%	28.8%	31.8%	23.1%	17.4%	29.5%	30.0%
Quarterly gross profit as % of year's gross profit	21.8%	16.3%	28.6%	33.3%	24.5%	17.7%	28.8%	28.9%
Quarterly income (loss) from operations as % of year's income from operations	16.7%	(7.3)%	39.0%	51.6%	30.2%	(6.1)%	38.2%	37.7%

Note: Qtr 4 of 2008 had one additional business day compared to Qtr. 4 of 2007. We incurred charges for stock-based compensation of approximately $1.4, $1.2, $1.2 and $1.1 million in Qtr 1, Qtr 2, Qtr 3 and Qtr 4 of 2008 compared to $1.3, $1.3, $1.3 and $1.1 million in Qtr 1, Qtr 2, Qtr 3 and Qtr 4 of 2007. Due to rounding, the fully-diluted earnings per share amounts for the four quarters of 2007 do not add to the annual amount of $0.56 per share.

Impact of inflation

        We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. In general, we have been able to pass on price increases from our vendors to our customers in a timely manner. Inflation and changing prices did not have a material impact on our operations in 2007 and 2006, although we did experience some price increases in our purchasing costs in 2006. However, during the fourth quarter of 2008, we experienced unusual and frequent price increases in many of our products that are derived from petroleum-based raw materials, especially asphalt shingles in our residential roofing products. We estimate that this unusual inflation increased our 2008 sales by approximately 2.1% and our fourth quarter sales by approximately 7% above historical annual inflation for our industry. We further estimate that this caused a temporary increase in our gross margin of approximately 60 basis points for the fourth quarter. We also estimate that this inflation increased our 2008 gross profit by approximately $11.5 million, net income by $4.7 million and fully diluted earnings per share by $0.11.

Liquidity and capital resources

        We had cash and cash equivalents of $26.0 million at September 30, 2008 compared to $6.5 million at September 30, 2007. Our net working capital was $274.8 million at September 30, 2008 compared to $215.5 million at September 30, 2007.

  2008 compared to 2007

        Our net cash provided by operating activities was $49.6 million for 2008 compared to $63.8 million for 2007. Although our income from operations increased to $94.7 million in 2008 from $69.8 million in 2007, we increased our inventories by $44.1 million, especially in residential asphalt shingles, in reaction to announced price increases from our vendors and to ensure sufficient availability in the regions affected by storms. Due to this build up, inventory turns were down in 2008 as compared to 2007, but we gained an advantage by having lower cost inventory to sell. Average inventory per branch was up about 27% in 2008 as compared to 2007, primarily from the build-up, but also due to the high inflation in our product cost since 2007. Accounts receivable increased by $17.4 million in 2008, primarily due to increased sales in the 4th quarter, partially offset by an increase in our doubtful accounts, while the number of days outstanding for accounts receivable increased slightly in 2008.

        Prepaid expenses and other assets also increased by $9.6 million, mainly due to higher levels of vendor rebates caused by increased purchases during the 3rd and 4th quarters. Accounts payable and accrued expenses increased $44.1 million in 2008, mostly from the higher level of inventory purchases, increases in income taxes payable and performance-based pay accruals.

        Net cash used in investing activities in 2008 was $5.7 million compared to $143.3 million in 2007, due primarily to our acquisitions for which we paid $120.2 in 2007. We also substantially reduced capital spending from $23.1 million in 2007 to $5.7 million in 2008 due to a slowdown in our business during 2007 and the first half of 2008 and the prior-year required upgrades to the truck fleets of some of our recent acquisitions.

        Net cash used by financing activities was $23.8 million in 2008 compared to net cash provided by financing activities of $83.7 million in 2007. The net cash used by financing activities in 2008 primarily reflected repayments under our revolving lines of credit and term loans. The net cash provided by financing activities in 2007 primarily reflected net term loan borrowings under our new credit facility, which refinanced our prior revolving facilities and term loans, payment of related deferred financing costs, and the financing of our acquisitions as mentioned above.

  2007 compared to 2006

        Our net cash provided by operating activities was $63.8 million for 2007 compared to $82.8 million for 2006. Our income from operations decreased to $69.8 million in 2007 from $100.3 million in 2006. Accounts receivable, excluding the effect of acquisitions, increased by $22.0 million in 2007, due to the seasonal increase at North Coast following the April acquisition offset somewhat by decreases in our other regions. The number of days outstanding for accounts receivable, excluding North Coast, decreased slightly in 2007. Inventory levels, excluding the effect of acquisitions, decreased by

$13.8 million due to the intentional slowing of purchases to better correlate with the lower sales trend and to enhance our year-end physical inventory process, offset somewhat by the additional inventory at eight new branches. Average inventory per branch was down about 10% in 2007 as compared to 2006, with inventory turns, excluding North Coast, consistent with 2006. In addition to the positive impact from decreased inventories, prepaid expenses and other assets, and excluding the effect of acquisitions, decreased by $7.0 million, mainly due to lower levels of vendor rebates, while accounts payable and accrued expenses, excluding the effect of acquisitions, declined only $0.1 million.

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

  Capital Resources

        Our principal source of liquidity at September 30, 2008 was our cash and cash equivalents of $26.0 million and our available borrowings of $154.8 million under revolving lines of credit. Our borrowing base availability is determined primarily by trade accounts receivable, less outstanding borrowings. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheet at September 30, 2008 and 2007 were classified as short-term debt since we paid off those borrowings subsequent to the respective year-ends and there is no current expectation of a minimum level of outstanding revolver borrowings during the subsequent 12 months.

        Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business. Our cash equivalents are comprised of highly liquid money market funds which invest in commercial paper or bonds with a rating of A-1 or better, or in a US Treasury money market fund.

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

        The Credit Facility consists of a U.S. revolving credit facility of $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $154.8 million available for borrowings and $5.0 million outstanding under the US Revolver and Canadian Revolver at September 30, 2008. There were $4.3 million of outstanding standby letters of credit at September 30, 2008. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.9 million, plus any required prepayments under the Excess Cash Flow, discussed below, and with the remainder due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

  Excess Cash Flow

        On May 15 of each fiscal year, commencing on May 15, 2008, we must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on our results for 2008 we will be required to make a $7.0 million payment next year and that amount has been classified as short-term debt at September 30, 2008.

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

        The US Revolver currently carries an interest rate primarily of LIBOR plus 1% (4.43% at September 30, 2008), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75% (4.75% at September 30, 2008), and the Term Loan carries an interest rate of LIBOR plus 2% (4.78% and 5.77% for two LIBOR arrangements under the Term Loan at September 30, 2008). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year. Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

  Maximum Consolidated Leverage Ratio

        On the last day of each fiscal quarter, commencing with the quarter ended December 31, 2006, our Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0. At September 30, 2008, this ratio was 2.62:1.0.

  Capital Expenditures

        We cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

        As of September 30, 2008, we were in compliance with these covenants. Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

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

  Equipment Financing Facilities

        We have two equipment financing facilities that allow for the financing of purchased transportation and material handling equipment totaling $32.9 million with $8.6 million of remaining availability as of

September 30, 2008. There was $24.3 million of equipment financing loans outstanding at September 30, 2008, with fixed interest rates ranging from 5.5% to 7.4%.

  Contractual Obligations

        At September 30, 2008, our contractual obligations were as follows:

	Fiscal years
	2009	2010	2011	2012	2013	Thereafter
Senior bank debt	$15.5	$3.5	$3.5	$3.5	$3.5	$318.5
Equipment financing and other(1)	4.4	9.2	4.9	4.4	3.4	3.3
Operating leases	23.3	19.6	14.7	11.1	7.5	11.2
Non-cancelable purchase obligations(2)	—	—	—	—	—	—

Total	$43.2	$32.3	$23.1	$19.0	$14.4	$333.0

(1)
The equipment financing relates to purchases of certain transportation and material handling equipment. Other obligations relate to escrow payments due to sellers for recent acquisitions.

(2)
In general, we purchase products under purchase obligations that are cancelable by us without cost or expire after 30 days.

  Capital Expenditures

        Excluding acquisitions, we incurred net capital expenditures of $5.7, $23.1 and $19.1 million in 2008, 2007 and 2006, respectively. Over 85% of our capital expenditures have generally been made for transportation and material handling equipment. Net capital expenditures as a percentage of revenues increased slightly to 1.4% in 2007 from 1.3% in 2006, as we upgraded the fleet of our acquired companies, while in 2008 we substantially reduced capital expenditures due to the business slowdown in 2007 and the first half of 2008 and the aforementioned prior-year required upgrades to the truck fleets of some of our recent acquisitions. We expect future net capital expenditures as a percentage of sales to range from 0.5% to 1.5%, dependant upon business conditions.

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

  Stock-Based Compensation

        Effective September 25, 2005, we adopted Statement of Financial Accounting Standards ("SFAS") 123R, Share-Based Payments , using the modified-prospective transition method. Prior to 2006, we accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. As a result, no compensation expense was previously recognized for stock options granted to employees after our IPO, other than the 2005 amortization of deferred compensation, because all such stock options granted had exercise prices equal to the market value of our stock on the date of the grant.

        Under the modified-prospective transition method, compensation expense recognized in 2008, 2007, and 2006 included: (a) compensation cost for all unvested share-based awards granted prior to September 25, 2005, based on the grant date fair value estimated in accordance with SFAS 123, Accounting For Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to September 24, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. Results of prior periods were not restated. SFAS 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. The impact of estimating forfeitures upon adoption was not material. In addition, SFAS 123R requires us to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. The excess tax benefit classified as a financing activity would have been classified as an operating inflow if we had not adopted SFAS 123R.

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

        Periodically, we perform a specific analysis of all accounts past due and write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote based upon the following factors:

  •
  aging statistics and trends;
  •
  customer payment history;

  •
  independent credit reports; and
  •
  discussions with customers.

        We charge these write-offs against our allowance for doubtful accounts. In the past five years, bad debts averaged approximately 0.3% of net sales. In 2008, we experienced an increase to 0.6% of net sales, which is still within our tolerances and reflective of the tougher economic and credit climate.

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

        All revenues recognized are net of sales taxes collected, allowances for discounts and estimated returns, which are provided for at the time of pick up or delivery. In the past, customer returns have not been material to our consolidated results of operations. All sales taxes collected are subsequently remitted to the appropriate government authorities.

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

        We have operations in 35 U.S. states and three provinces in Canada and we are subject to potential tax audits in each of these jurisdictions and federally in both the United States and Canada. These audits may involve complex issues, which may require an extended period of time to resolve. Accruals for tax contingencies require us to make estimates and judgments with respect to the ultimate outcome of potential tax audits. Actual results could differ from these estimates.

  Goodwill

        Goodwill is not amortized for financial reporting purposes and represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At September 30, 2008, our goodwill balance was approximately $354.3 million, representing approximately 33% of our total assets.

        Under SFAS No.142, Goodwill and Other Intangible Assets, we test goodwill for impairment in the fourth quarter of each fiscal year or at any other time when impairment indicators exist. Examples of such indicators that would cause us to test goodwill for impairment between annual tests include a significant change in the business climate, unexpected competition, loss of key personnel or a decline in our market capitalization below our net book value.

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

Recent accounting pronouncements

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133," which requires enhanced disclosures about an entity's derivative and hedging activities. In addition to disclosing the fair values of derivative instruments and their gains and losses in a tabular format, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 will be effective for our financial statements in the fiscal year beginning October 1, 2009. SFAS No. 161 does not change the accounting for derivative instruments.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141R") and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and will be effective for our financial statements in the fiscal year beginning October 1, 2009. Earlier adoption is prohibited. We believe the adoption of SFAS 141R could have a significant impact on the accounting for our future acquisitions depending on the circumstances and the terms of the acquisitions. The adoption of SFAS 160 is not expected to have a material impact on the financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective for us in the fiscal year beginning October 1, 2008. We believe the adoption of SFAS 159 will not have a material impact on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which addresses how fair value should be measured when required for recognition or disclosure purposes under GAAP. It also establishes a fair value hierarchy and will require expanded disclosures on fair value measurements where applicable. SFAS 157 is effective for us in the fiscal year beginning October 1, 2008. We believe the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

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

        At September 30, 2008, we had $343.0 million of term loans and $5.0 million of revolving credit outstanding under our Credit Facility. Our weighted-average effective interest rate on that debt, after considering the effect of the interest rate swaps, was 6.47% at September 30, 2008. A hypothetical 10% increase in interest rates in effect at September 30, 2008, would have increased annual interest expense on the borrowings outstanding at that date by approximately $0.3 million.

        We enter into interest rate swaps and collars to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed- and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The collar agreements, also discussed below, provide for fixed-rate caps and floors. The aggregate fair value of these swaps and collars represented a loss of $7.4 million at September 30, 2008. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at September 30, 2008, would result in an aggregate unrealized gain or (loss) in value of the swaps and collars of approximately $1.1 million or ($1.2) million, respectively.

  Financial Derivatives

        As discussed above, we use interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of our variable-rate borrowings into fixed-rate borrowings. We had LIBOR interest rate derivative instruments outstanding in a total notional amount of $300 million at September 30, 2008, which consisted of: a) LIBOR interest rate swaps totaling $200 million, expiring in April 2010, with a fixed rate of 4.97%; b) a $50 million LIBOR interest rate collar expiring in April 2010 with a floor rate of 3.99% and a cap rate of 5.75%; and c) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.75% and a cap rate of 6.00%. We entered into these instruments during the second quarter of 2007 and cancelled the prior interest rate derivative instruments that had notional amounts totaling $150 million. The increase in the total notional amount was due to the increased borrowings under our Credit Facility. The current derivative instruments are designated as cash flow hedges, for which we record the effective portions of changes in their fair value, net of tax, in other comprehensive income. We recognize any ineffective portion of our hedges in earnings, of which there has been none to date. The prior derivative instruments were not designated as hedges and therefore changes in their fair values were recorded in interest expense. For a recent short period of time, the spread or difference between LIBOR and the base rate described above increased dramatically. Historically, LIBOR has been in the range of 100-200 basis points below the base rate and therefore we believe the recent rise above the base rate was temporary and we have no current intention of switching to base-rate based loans.

  Foreign Currency Exchange Rate Risk

        We have exposure to foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 6% of our revenues in 2008 were derived from sales to customers in Canada. This business is primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect revenues, net income and cash flows. We do not enter into financial instruments to manage this foreign currency exchange risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Beacon Roofing Supply, Inc.

Index to consolidated financial statements

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Beacon Roofing Supply, Inc.

        We have audited the accompanying consolidated balance sheets of Beacon Roofing Supply, Inc. (the Company) as of September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon Roofing Supply, Inc. at September 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Beacon Roofing Supply, Inc.'s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 1, 2008 expressed an unqualified opinion thereon.

        As discussed in Note 1 to the consolidated financial statements, effective October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

Boston, Massachusetts
December 1, 2008

Beacon Roofing Supply, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)	September 30, 2008	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$26,038	$6,469
Accounts receivable, less allowance for doubtful accounts of $12,978 in 2008 and $7,970 in 2007	283,652	267,563
Inventories	209,255	165,848
Prepaid expenses and other assets	45,799	34,509
Deferred income taxes	18,126	13,196

Total current assets	582,870	487,585
Property and equipment, net	56,712	69,753
Goodwill	354,269	355,155
Other assets, net	73,965	94,167

Total assets	$1,067,816	$1,006,660

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$198,429	$183,257
Accrued expenses	89,755	54,020
Current portions of long-term obligations	19,926	34,773

Total current liabilities	308,110	272,050
Senior notes payable, net of current portion	332,500	343,000
Deferred income taxes	35,362	36,490
Long-term obligations under equipment financing and other, net of current portion	25,143	31,270
Commitments and contingencies (Notes 10 and 15)
Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 44,820,550 issued in 2008 and 44,273,312 issued in 2007	448	443
Undesignated Preferred Stock; 5,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	219,669	211,567
Retained earnings	146,946	106,640
Accumulated other comprehensive income (loss)	(362)	5,200

Total stockholders' equity	366,701	323,850

Total liabilities and stockholders' equity	$1,067,816	$1,006,660

See accompanying notes.

Beacon Roofing Supply, Inc.

Consolidated Statements of Operations

	Year Ended
	September 30, 2008	September 30, 2007	September 30, 2006
	(Dollars in thousands, except per share data)
Net sales	$1,784,495	$1,645,785	$1,500,637
Cost of products sold	1,364,487	1,271,868	1,136,500

Gross profit	420,008	373,917	364,137

Operating expenses (includes stock-based compensation expense of $4,861, $4,983, and $3,222 for the years ended 2008, 2007, and 2006, respectively)	325,298	304,109	263,836

Income from operations	94,710	69,808	100,301
Interest expense	25,904	27,434	19,461

Income before provision for income taxes	68,806	42,374	80,840
Provision for income taxes	28,500	17,095	31,529

Net income	$40,306	$25,279	$49,311

Net income per share:
Basic	$0.91	$0.57	$1.15

Diluted	$0.90	$0.56	$1.12

Weighted average shares used in computing net income per share:
Basic	44,346,293	44,083,915	42,903,279

Diluted	44,959,357	44,971,932	44,044,769

See accompanying notes.

Beacon Roofing Supply, Inc.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

	Common Stock
						Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands, except share data)	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings		Total Stockholders' Equity
Balances at September 25, 2005	40,367,360	$404	$142,038	$(515)	$32,050	$4,768	$178,745
Issuance of common stock	3,000,000	30	51,546				51,576
Issuance of common stock for option excercises	848,416	8	7,139				7,147
Redemption of treasury stock	(349,292)	(3)	(512)	515
Stock-based compensation			3,222				3,222
Net income					49,311		49,311
Foreign currency translation adjustment						1,168	1,168

Comprehensive income							50,479

Balances at September 30, 2006	43,866,484	439	203,433	—	81,361	5,936	291,169
Issuance of common stock for option excercises	406,828	4	3,151				3,155
Stock-based compensation			4,983				4,983
Net income					25,279		25,279
Foreign currency translation adjustment, net						513	513
Unrealized loss on financial derivatives, net						(1,249)	(1,249)

Comprehensive income							24,543

Balances at September 30, 2007	44,273,312	443	211,567	—	106,640	5,200	323,850
Issuance of common stock for option excercises	547,238	5	3,241				3,246
Stock-based compensation			4,861				4,861
Net income					40,306		40,306
Foreign currency translation adjustment, net						(2,390)	(2,390)
Unrealized loss on financial derivatives, net						(3,172)	(3,172)

Comprehensive income							34,744

Balances at September 30, 2008	44,820,550	$448	$219,669	$—	$146,946	$(362)	$366,701

See accompanying notes.

Beacon Roofing Supply, Inc.

Consolidated Statements of Cash Flows

	Year Ended
(In thousands)	September 30, 2008	September 30, 2007	September 30, 2006
Operating activities
Net income	$40,306	$25,279	$49,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,240	32,863	23,792
Stock-based compensation	4,861	4,983	3,222
Unrealized gain on interest rate collar	—	—	(33)
Deferred income taxes	(2,838)	2,022	(1,504)
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(17,434)	(22,048)	(15,630)
Inventories	(44,050)	13,815	(9,120)
Prepaid expenses and other assets	(9,645)	7,008	(4,798)
Accounts payable and accrued expenses	44,127	(107)	37,564

Net cash provided by operating activities	49,567	63,815	82,804
Investing activities
Purchases of property and equipment, net of sale proceeds	(5,739)	(23,132)	(19,063)
Acquisition of businesses, net of cash acquired	—	(120,154)	(336,274)

Net cash used in investing activities	(5,739)	(143,286)	(355,337)
Financing activities
Borrowings (repayments) under revolving lines of credit	(20,899)	(203,684)	165,776
Borrowings (repayments) under senior notes payable, and other	(6,131)	287,355	58,362
Proceeds from sale of common stock	—	—	51,576
Proceeds from exercise of options	1,302	1,115	1,551
Payment of deferred financing costs	—	(3,087)	(2,228)
Income tax benefit from stock-based compensation deductions in excess of the associated compensation cost	1,944	2,040	5,596

Net cash provided (used) by financing activities	(23,784)	83,739	280,633
Effect of exchange rate changes on cash	(475)	354	(146)

Net increase in cash and cash equivalents	19,569	4,622	7,954
Cash and cash equivalents (overdraft) at beginning of year	6,469	1,847	(6,107)

Cash and cash equivalents at end of year	$26,038	$6,469	$1,847

Non-cash transactions:
Conversion of senior notes payable to new senior notes payable	$—	$66,839	$25,160

See accompanying notes

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements

Year Ended September 30, 2008

(dollars in thousands, except per share data or as otherwise indicated)

1. The Company

Business

        Beacon Roofing Supply, Inc. (the "Company") was formed on August 22, 1997 and is incorporated in Delaware. The Company distributes roofing materials and other complementary building materials to customers in 35 states in the United States and 3 provinces in Canada through its wholly-owned subsidiaries, Beacon Sales Acquisition, Inc., Quality Roofing Supply Company, Inc., Beacon Roofing Supply Canada Company, Best Distributing Co., The Roof Center, Inc., West End Lumber Company, Inc., JGA Beacon, Inc, Shelter Distribution, Inc., Beacon Pacific, Inc. and North Coast Commercial Roofing Systems, Inc.

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

        As of September 30, 2008, the Company had no gross unrecognized tax benefits. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense in the consolidated statements of operations. There were no significant accrued interest and

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2008

(dollars in thousands, except per share data or as otherwise indicated)

1. The Company (Continued)

penalty amounts resulting from the unrecognized tax benefits at September 30, 2008. The Company does not anticipate a significant change in its unrecognized tax benefits during the next twelve months.

2. Summary of Significant Accounting Policies

Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions have been eliminated.

Fiscal Year

        In September of 2007, the Company amended its by-laws to change its fiscal year-end date to September 30 of each year. Prior to that amendment, the Company's fiscal year ended on the close of business on the last Saturday in September of each year. The year ended September 30, 2006 ("2006") was comprised of 53 weeks, while the years ended September 30, 2008 ("2008") and September 30, 2007 ("2007") were comprised of 52 weeks. Each of the Company's first three quarters ends on the last day of the calendar month.

Industry Segment Information

        Based on qualitative and quantitative criteria established by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it operates within one reportable segment, which is the wholesale distribution of building materials.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents also include unsettled credit card transactions. Our cash equivalents are comprised of money market funds which invest in commercial paper or bonds with a rating of A-1 or better or in a U.S. Treasury money market fund.

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

        The Company accounts for such rebates as a reduction of the prices of the vendor's inventory until the product is sold, at which time such rebates reduce cost of sales in the consolidated statements of operations. Throughout the year, the Company estimates the amount of the rebates based upon the expected level of purchases. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels. Amounts due from vendors under these arrangements as of

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2008

(dollars in thousands, except per share data or as otherwise indicated)

2. Summary of Significant Accounting Policies (Continued)

September 30, 2008 and September 30, 2007 totaled $36.3 and $22.8 million, respectively, and are included in "Prepaid expenses and other assets" in the accompanying consolidated balance sheets.

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

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2008

(dollars in thousands, except per share data or as otherwise indicated)

2. Summary of Significant Accounting Policies (Continued)

        All revenues recognized are net of sales taxes collected, allowances for discounts and estimated returns, which are provided for at the time of pick up or delivery. Sales taxes collected are subsequently remitted to the appropriate government authorities.

Shipping and Handling Costs

        The Company classifies shipping and handling costs, consisting of driver wages and vehicle expenses, as operating expenses in the accompanying consolidated statements of operations. Shipping and handling costs were approximately $81,537 in 2008, $79,272 in 2007, and $73,534 in 2006.

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

Concentrations of Risk

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company's accounts receivable are principally from customers in the building industry located in the United States and Canada. Concentration of credit risk with respect to accounts receivable, however, is limited due to the large number of customers comprising the Company's customer base. The Company performs credit evaluations of its customers; however, the Company's policy is not to require collateral. At September 30, 2008 and 2007, the Company had no significant concentrations of credit risk.

        Approximately 67% of the Company's total cost of inventory purchases were from 9 vendors in 2008, 11 vendors in 2007, and 12 vendors in 2006. In addition, inventory purchases exceeding 10% of the total cost of purchases were made from each of three vendors in 2008.

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

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2008

(dollars in thousands, except per share data or as otherwise indicated)

2. Summary of Significant Accounting Policies (Continued)

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

Goodwill

        Goodwill is not amortized for financial reporting purposes and represents the excess purchase price over the estimated fair value of the net assets acquired in business combinations.

        Under SFAS No.142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment in the fourth quarter of each fiscal year or at any other time when impairment indicators exist. Examples of such indicators, which would cause the Company to test goodwill for impairment between annual tests, include a significant change in the business climate, significant unexpected competition, loss of key personnel or a decline in the Company's market capitalization below its net book value.

        The Company determines fair value of its business using a market approach, which consists of one reporting unit (i.e. distribution of building materials). As the Company's common stock is publicly traded, the Company believes its stock price is the best indicator of its market value.

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

        Under the modified-prospective transition method, compensation expense recognized includes: (a) compensation cost for all unvested share-based awards granted prior to September 25, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123, Accounting For Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to September 24, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123R.

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2008

(dollars in thousands, except per share data or as otherwise indicated)

2. Summary of Significant Accounting Policies (Continued)

SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation.

        Compensation cost arising from stock options granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period, which represents the requisite service period. As of September 30, 2008, there was $4.4 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted- average period of 1.7 years. The Company recorded stock-based compensation expense of $4.9 million ($2.9 million net of tax) or $0.06 per basic share and per diluted share in 2008, $5.0 million ($3.0 million net of tax) or $0.07 per basic share and per diluted share in 2007, and $3.2 million ($2.0 million net of tax) or $0.05 per basic share and per diluted share in 2006.

        The fair values of the options under SFAS No. 123R were estimated at the date of the grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended
	September 30, 2008	September 30, 2007	September 30, 2006
Dividend yield	0.00%	0.00%	0.00%
Expected lives of options (years)	6.00	5.00	5.00
Risk-free interest rate	3.91%	4.78%	4.61%
Expected volatility	45%	45%	45%
Weighted average fair value of options granted	$4.55	$10.06	$9.08

        Expected lives of the options granted are based primarily on history, while expected volatilities are based on the historical volatilities of the Company's stock and stocks of comparable public companies. Estimated annual forfeiture rates of 0.0-15.0% were utilized in the expense recognition of options in 2008.

Comprehensive Income (Loss)

        The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. Accumulated other comprehensive income (loss) as of September 30, 2008 and 2007 consisted of the following:

	September 30, 2008	September 30, 2007
Foreign currency translation adjustment, net of tax effect of $2,461 and $3,472	$4,059	$6,449
Unrealized loss on financial derivatives, net of tax effect of $2,901 and $848	(4,421)	(1,249)

Accumulated other comprehensive income (loss)	$(362)	$5,200

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2008

(dollars in thousands, except per share data or as otherwise indicated)

2. Summary of Significant Accounting Policies (Continued)

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

        The following table reflects the calculation of weighted average shares outstanding for each period presented:

	Year Ended
	September 30, 2008	September 30, 2007	September 30, 2006
Weighted-average common shares outstanding for basic	44,346,293	44,083,915	42,903,279
Dilutive effect of employee stock options	613,064	888,017	1,141,490

Weighted-average shares assuming dilution	44,959,357	44,971,932	44,044,769

Fair Value of Financial Instruments

        Financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, borrowings under the Company's revolving lines of credit and long-term debt. Except for the long-term debt, these instruments are short-term in nature, and there is currently no known trading market for the Company's debt. Therefore, at September 30, 2008 and 2007, the Company believes the carrying amounts of its financial instruments approximated their fair values.

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

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2008

(dollars in thousands, except per share data or as otherwise indicated)

2. Summary of Significant Accounting Policies (Continued)

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

Recent Accounting Pronouncements

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133," which requires enhanced disclosures about an entity's derivative and hedging activities. In addition to disclosing the fair values of derivative instruments and their gains and losses in a tabular format, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 will be effective for the Company in the fiscal year beginning October 1, 2009. SFAS No. 161 does not change the accounting for derivative instruments.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141R") and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and will be effective for the Company in the fiscal year beginning October 1, 2009. Earlier adoption is prohibited. The Company believes the adoption of SFAS 141R could have a significant impact on the accounting for its future acquisitions depending on the circumstances and the terms of the acquisitions. The adoption of SFAS 160 is not expected to have a material impact on the financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 will be effective for the Company in the fiscal year beginning October 1, 2008. The Company believes the adoption of SFAS 159 will not have a material impact on its consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which addresses how fair value should be measured when required for recognition or disclosure purposes under GAAP. It also establishes a fair value hierarchy and will require expanded disclosures on fair value measurements where applicable. SFAS 157 is effective for the Company in the fiscal year beginning October 1, 2008. The Company believes the adoption of SFAS 157 will not have a material impact on its consolidated financial statements.

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2008

(dollars in thousands, except per share data or as otherwise indicated)

3. Common Stock

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

4. Goodwill, Intangibles and Other Assets

        Goodwill was $354,269 and $355,155 at September 30, 2008 and 2007, respectively, of which $223,244 and $223,546, respectively, can be amortized for income tax purposes in 2008 and 2007. The Company's goodwill decreased by $886 in 2008 primarily due to a change in foreign currency translation. In 2007, goodwill increased by $65,873 due to an addition of $64,405 from acquisitions described in Note 5 and $1,468 from foreign currency translation.

        Intangibles and other assets, included in other long-term assets, consist of the following:

	September 30, 2008	September 30, 2007
Amortizable intangible assets
Non-compete agreememts	$5,150	$5,150
Customer relationships	88,746	88,746
Beneficial lease arrangements	610	610
Deferred financing costs and other	7,345	7,976

	101,851	102,482
Less: accumulated amortization	42,136	26,277

	59,715	76,205
Unamortizable trademarks	9,750	9,750
Other assets	4,500	8,212

Total other intangible assets	$73,965	$94,167

        Amortization expense related to intangible assets amounted to approximately $15,859, $15,071, and $9,671 in 2008, 2007, and 2006, respectively. The intangible lives range from one to fifteen years and the weighted average remaining life was 12.4 years at September 30, 2008. Estimated future annual

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2008

(dollars in thousands, except per share data or as otherwise indicated)

4. Goodwill, Intangibles and Other Assets (Continued)

amortization amounts for the above intangible assets as of September 30, 2008 were $12,995, $10,450, $8,587, $6,859, $5,426, and $15,398 for 2009, 2010, 2011, 2012, 2013 and thereafter, respectively.

5. Acquisitions

  North Coast Commercial Roofing Systems, Inc.

        On April 2, 2007, the Company purchased 100% of the outstanding stock of North Coast Commercial Roofing Systems, Inc. and certain of its subsidiaries and affiliates (together "North Coast"), a Twinsburg, Ohio-based distributor of commercial roofing systems and related accessories, with 16 locations in eight U.S. states at the time of the acquisition. North Coast had branches in Ohio, Illinois, Indiana, Kentucky, Michigan, New York, Pennsylvania and West Virginia. This purchase was funded with cash on hand along with funds borrowed under the Company's U.S. revolving line of credit. North Coast had net sales of $235 million (unaudited) for the year ended March 31, 2006. A total of $7.9 million of cash remains in escrow at September 30, 2008 for post-closing indemnification claims, with $3.4 million included in other current assets and accrued expenses and $4.5 million included in other long-term assets and liabilities The Company has included the results of operations for North Coast from the date of acquisition and applied purchase accounting, which, along with certain purchase price adjustments, resulted in recorded goodwill of $62.3 million as per below (in 000's). The Company finalized the purchase accounting in the third quarter of 2008.

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

  Other Recent Acquisitions

        On May 18, 2007, the Company purchased certain assets of Wholesale Roofing Supply, a single location distributor of residential and commercial roofing products located in Knoxville, Tennessee. Additionally, on November 23, 2005, the Company purchased certain assets of Easton Wholesale

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2008

(dollars in thousands, except per share data or as otherwise indicated)

5. Acquisitions (Continued)

Company, Inc., a single location distributor of building products located in Easton, Maryland. Pro forma information has not been provided for these acquisitions since the impact to the financial statements was not considered material.

6. Prepaid Expenses and Other Assets

        The significant components of prepaid expenses and other assets are as follows:

	September 30, 2008	September 30, 2007
Vendor rebates	$36,303	$22,791
Other	9,496	11,718

	$45,799	$34,509

7. Property and Equipment, net

        Property and equipment, net, consist of the following:

	September 30, 2008	September 30, 2007
Land	$2,159	$2,198
Buildings and leasehold improvements	16,651	16,325
Equipment	95,774	95,236
Furniture and fixtures	10,092	10,118

	124,676	123,877
Less: accumulated depreciation and amortization	67,964	54,124

	$56,712	$69,753

        Depreciation and amortization of property and equipment totaled $18,381, $17,792 and $14,121 in 2008, 2007 and 2006, respectively.

8. Accrued Expenses

        The significant components of accrued expenses are as follows:

	September 30, 2008	September 30, 2007
Uninvoiced inventory receipts	$23,044	$15,931
Employee-related accruals	19,903	13,529
Income taxes payable	15,293	—
Other	31,515	24,560

	$89,755	$54,020

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2008

(dollars in thousands, except per share data or as otherwise indicated)

9. Financing Arrangements

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

        The Credit Facility consists of a U.S. revolving credit facility of $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $154.8 million available for borrowings and $5.0 million outstanding under the US Revolver and Canadian Revolver at September 30, 2008. There were $4.3 million of outstanding standby letters of credit at September 30, 2008. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.9 million, plus any required prepayments under the Excess Cash Flow and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

  Excess Cash Flow

        On May 15 of each fiscal year, commencing on May 15, 2008, we must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on our results for 2008 the Company will be required to make a $7.0 million payment next year and that amount has been classified as short-term debt at September 30, 2008.

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

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2008

(dollars in thousands, except per share data or as otherwise indicated)

9. Financing Arrangements (Continued)

        Interest under the Canadian credit facility is payable at the Company's election at either of the following rates:

  •
  an index rate (that is the higher of (1) the Canadian prime rate as quoted in The Globe and Mail and (2) the 30-day BA Rate plus 0.75%), or

  •
  the BA rate as described in the Canadian facility plus 1.00%.

        The US Revolver currently carries an interest rate primarily of LIBOR plus 1% (4.43% at September 30, 2008), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75% (4.75% at September 30, 2008), and the Term Loan carries an interest rate of LIBOR plus 2% (4.78% and 5.77% for two LIBOR arrangements under the Term Loan at September 30, 2008). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year. Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

  Maximum Consolidated Leverage Ratio

        On the last day of each fiscal quarter, commencing with the quarter ended December 31, 2006, our Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0. At September 30, 2008, this ratio was 2.62:1.0.

  Capital Expenditures

        The Company cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

        As of September 30, 2008, the Company was in compliance with these covenants. Substantially all of the Company's assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

  Senior Notes Payable

        Senior notes payable consisted of the following:

	September 30, 2008	September 30, 2007
Senior notes payable to commercial lenders, due in equal quarterly payments of principal of $0.9 million with the remainder due in 2013, plus required prepayment amounts and interest at the base rate, as defined, plus 0.75% or LIBOR plus 2.0% (4.78% and 5.77% at September 30, 2008) through November 2013	$343,000	$347,375
Less current portion	10,500	4,375

	$332,500	$343,000

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2008

(dollars in thousands, except per share data or as otherwise indicated)

9. Financing Arrangements (Continued)

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

  Equipment Financing Facilities

        The Company has two equipment financing facilities that allow for the financing of purchased transportation and material handling equipment totaling $32.9 million with $8.6 million of remaining availability as of September 30, 2008. There was $24.3 million of equipment financing loans outstanding at September 30, 2008, with fixed interest rates ranging from 5.5% to 7.4%.

  Other Information

        The Company made interest payments under all financing arrangements totaling $26,770 in 2008, $23,272 in 2007, and $18,463 in 2006.

        Annual principal payments for all outstanding borrowings for each of the next five years and thereafter as of September 30, 2008 are as follows (other obligations relate to escrow payments due to sellers for recent acquisitions):

Fiscal year	Senior Secured Credit Facility	Equipment Financing & Other	Revolving Lines of Credit	Total
2009	$10,500	$4,449	$4,977	$19,926
2010	3,500	9,157	—	12,657
2011	3,500	4,899	—	8,399
2012	3,500	4,350	—	7,850
2013	3,500	3,401	—	6,901
Thereafter	318,500	3,336	—	321,836

Subtotal	343,000	29,592	4,977	377,569
Less current portion	10,500	4,449	4,977	19,926

Total long-term debt	$332,500	$25,143	$—	$357,643

10. Leases

        The Company operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis. The Company leases three buildings from its former Chairman (and current director) for an aggregate expense of approximately $0.5 million in 2008 and $0.6 million in 2007 and 2006.

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2008

(dollars in thousands, except per share data or as otherwise indicated)

10. Leases (Continued)

        At September 30, 2008, the minimal rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year are as follows:

Year ending September	Operating Leases
2009	$23,253
2010	19,591
2011	14,738
2012	11,096
2013	7,478
Thereafter	11,212

Total minimum lease payments	$87,368

        Rent expense was $24,823 in 2008, $23,022 in 2007 and $17,817 in 2006. Sublet income was immaterial for these years.

11. Stock Options

  Stock Option Plans

        The Company is currently making stock-based awards under its 2004 Stock Plan, which was adopted on September 21, 2004. The 2004 Stock Plan allows for the granting of up to 5.05 million shares (inclusive of 1.75 million additional shares approved by stockholders under the plan on February 7, 2008) of Common Stock in the form of stock options or stock awards to key employees and members of the Board of Directors. The key terms of the grants are determined by the Company's Board of Directors.

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

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2008

(dollars in thousands, except per share data or as otherwise indicated)

11. Stock Options (Continued)

        Information regarding the Company's stock options, adjusted for the 2006 stock split, is summarized below (not in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in Millions)
Outstanding at September 30, 2005	2,951,999	$3.83
Granted	723,653	19.91
Exercised	(848,416)	1.83
Canceled	(26,577)	16.61

Outstanding at September 30, 2006	2,800,659	8.47
Granted	736,250	21.89
Exercised	(406,828)	2.74
Canceled	(84,961)	20.35

Outstanding at September 30, 2007	3,045,120	12.15
Granted	759,023	9.34
Exercised	(547,238)	2.38
Canceled	(174,825)	17.26

Outstanding at September 30, 2008	3,082,080	$12.90	7.0	$14.9

Vested or Expected to Vest at September 30, 2008	2,993,769	$12.85	7.0	$14.6

Exercisable at September 30, 2008	1,820,497	$11.78	6.0	$10.4

        There were options available for grants to purchase 2,494,724 shares of Common Stock under the 2004 Stock Plan at September 30, 2008. The Company granted 783,100 additional options under the 2004 Stock Plan to management in October 2008. The weighted-average grant date fair values of stock options granted during 2008, 2007 and 2006 were $4.55, $10.06 and $9.08, respectively. The intrinsic value of stock options exercised during 2008 and 2007 was $7.2 million and $5.7 million, respectively. At September 30, 2008, the Company had $12.6 million of excess tax benefits available for potential deferred tax write-offs related to option accounting.

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2008

(dollars in thousands, except per share data or as otherwise indicated)

11. Stock Options (Continued)

        Details regarding options to purchase common stock outstanding as of September 30, 2008 are as follows:

	Options Outstanding	Weighted Range of Average Exercise Prices	Contractual Life in Years	Options Exercisable
	630,051	$0.30–$2.72	4.5	630,051
	55,000	$7.50–$8.04	9.2	0
	698,318	$8.16–$10.87	9.0	30,000
	406,444	$10.88–$13.59	6.1	406,444
	68,250	$13.60–$16.30	6.5	66,250
	509,456	$16.31–$19.02	7.1	366,362
	683,061	$21.74–$24.45	7.8	300,390
	31,500	$24.46–$27.17	7.5	21,000

Totals	3,082,080			1,820,497

  Special CEO Options Grant

        The Company granted stock options to its President and Chief Executive Officer (CEO) in October 2003 under an executive securities agreement. The grant included options to purchase 505,050 shares of common stock at the then fair value and was scheduled to vest over two years. In January 2004, the Company and the CEO amended the special purchase option agreement to increase the number of shares that could be purchased under the options to 612,366 shares. Such amendment did not change the exercise price, contractual term or vesting of the original award. Under this grant, the exercise price must be paid in cash, unless the Company permits otherwise. The options expire on October 20, 2013 and became fully vested after the completion of the Company's IPO. These options were not granted under the Company's 1998 Stock Plan or 2004 Stock Plan. Options to purchase 150,000 and 220,000 shares under this grant were exercised in December 2005 and August 2008, respectively, leaving 242,366 and 462,366 options outstanding under the special CEO grant at September 30, 2008 and 2007, respectively.

12. Benefit Plans

        The Company maintains defined contribution plans covering all full-time employees of the Company who have 90 days of service and are at least 21 years old. An eligible employee may elect to make a before-tax contribution of between 1% and 100% of his or her compensation through payroll deductions, not to exceed the annual limit set by law ($15,500, $20,500 if over age 50 for 2008). The Company currently matches the first 50% of participant contributions limited to 6% of a participant's gross compensation (maximum Company match is 3%). Additional amounts associated with profit sharing were contributed in the three years presented and are scheduled to be contributed in 2009 for 2008 as well. All Company contributions are subject to the discretion of management and the board of directors. The combined expense for this plan and a similar plan for our Canadian employees was $5,775 in 2008, $4,485 in 2007 and $4,579 in 2006.

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2008

(dollars in thousands, except per share data or as otherwise indicated)

12. Benefit Plans (Continued)

        The Company also contributes to an external pension fund for certain of its employees who belong to a local union. Annual contributions were $109, $116, and $82 in 2008, 2007, and 2006, respectively.

13. Income Taxes

        The income tax provision consists of the following:

	Fiscal year
	2008	2007	2006
Current:
Federal	$23,443	$8,760	$24,488
Foreign	1,980	2,480	2,510
State	5,915	3,833	6,035

	31,338	15,073	33,033

Deferred:
Federal	(2,445)	1,626	(1,212)
Foreign	(26)	(21)	39
State	(367)	417	(331)

	(2,838)	2,022	(1,504)

	$28,500	$17,095	$31,529

        The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

	Fiscal Year
	2008	2007	2006
Federal income taxes at statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	5.24	6.09	4.59
Foreign income taxes in excess of 35%	0.04	0.21	0.13
Non-deductible meals and entertainment	0.50	1.16	0.36
Tax reserves	(0.08)	(0.71)	(1.15)
Other	0.72	(1.41)	0.07

Total	41.42%	40.34%	39.00%

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2008

(dollars in thousands, except per share data or as otherwise indicated)

13. Income Taxes (Continued)

        The components of the Company's deferred taxes are as follows:

	September 30, 2008	September 30, 2007
Deferred tax liabilities:
Excess tax over book depreciation and amortization	$38,649	$37,896
Foreign currency translation adjustment	2,461	3,472
Other	300	—

	41,410	41,368

Deferred tax assets:
Deferred compensation	6,048	4,877
Allowance for doubtful accounts	5,091	3,951
Accrued vacation & other	2,313	1,660
Unrealized loss on financial derivatives	2,901	848
Inventory valuation	7,821	6,738

	24,174	18,074

Net deferred income tax liabilities	$17,236	$23,294

        As of September 30, 2008, there was an available tax benefit of $677 related to tax credit carryforwards. Of this total, $440 represents an available benefit from foreign tax credit carryforwards and $237 represents an available benefit from state NOL carryforwards. The Company has recorded a valuation allowance to fully reserve for these amounts since future recognition is uncertain. As of September 30, 2007, there was an available tax benefit of $144 related to tax credit carryfowards, of which $51 represented an available benefit from foreign tax credit carryforwards and $93 represented an available benefit from state NOL carryforwards. The Company recorded a valuation allowance to fully reserve for these amounts since future recognition was uncertain.

        The Company made tax payments of $10,317 in 2008, $20,986 in 2007, and $19,296 in 2006. In 2008, 2007, and 2006, the Company had reductions in income taxes payable of $2,873, $2,286 and $6,566, respectively, as a result of stock option exercises.

        The Company has operations in 35 U.S. states and three provinces in Canada and is subject to tax audits in each of these jurisdictions and federally in both the United States and Canada. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimate of taxes payable in the accompanying financial statements. Additional taxes are reasonably possible, however the amounts cannot be estimated at this time. Effective October 1, 2007, the Company adopted FIN No. 48 (see Note 1).

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2008

(dollars in thousands, except per share data or as otherwise indicated)

14. Related-Party Transactions

        As mentioned in Note 10, the Company leases three buildings from its former Chairman and current director for an aggregate of approximately $0.5 million in 2008 and $0.6 million in 2007 and 2006.

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

16. Geographic and Product Data

        In accordance with the enterprise-wide disclosure requirements of SFAS No. 131, the Company's geographic and product information is as follows:

	Year Ended
	September 30, 2008			September 30, 2007			September 30, 2006
	Net Revenues	Income before taxes	Property and Equipment, net	Net Revenues	Income before taxes	Property and Equipment, net	Net Revenues	Income before taxes	Property and Equipment, net
U.S.	$1,676,735	$63,103	$50,891	$1,539,617	$35,152	$62,303	$1,397,155	$73,779	$52,767
Canada	107,760	5,703	5,821	106,168	7,222	7,450	103,482	7,061	6,524

Total	$1,784,495	$68,806	$56,712	$1,645,785	$42,374	$69,753	$1,500,637	$80,840	$59,291

        Net revenues from external customers by product group:

	Year Ended
	September 30, 2008	September 30, 2007	September 30, 2006
Residential roofing products	$756,321	$691,693	$731,704
Non-residential roofing products	725,900	605,857	448,042
Complementary building products	302,274	348,235	320,891

Total	$1,784,495	$1,645,785	$1,500,637

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2008

(dollars in thousands, except per share data or as otherwise indicated)

17. Allowance for Doubtful Accounts

        The activity in the allowance for doubtful accounts consisted of the following:

Fiscal Year	Balance at beginning of year	Provision Additions	Write-offs	Balance at end of year
September 30, 2008	$7,970	$10,954	$(5,946)	$12,978
September 30, 2007	$5,020	$7,916	$(4,966)	$7,970
September 30, 2006	$4,104	$4,656	$(3,740)	$5,020

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

        The Company utilizes interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. There were interest rate derivative instruments outstanding in a total notional amount of $300 million at September 30, 2008, which consisted of: a) interest rate swaps totaling $200 million, expiring in April 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.99% and a cap rate of 5.75%; and c) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.75% and a cap rate of 6.00%. The combined fair value of the agreements resulted in a recorded liability of approximately $7.4 million at September 30, 2008, which was determined based on current interest rates and expected future trends. The Company entered into these instruments during the second quarter of 2007 and cancelled the prior interest rate derivative instruments that had notional amounts totaling $150 million. The current derivative instruments are designated as cash flow hedges, for which the Company records the effective portions of changes in their fair value, net of tax, in other comprehensive income. Any ineffective portion of the hedges is recognized in earnings, of which there has been none to date. The prior derivative instruments were not designated as hedges and therefore changes in their fair values were recorded in interest expense.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to Beacon Roofing Supply, Inc., including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

        Our management assessed the effectiveness of our internal controls over financial reporting as of September 30, 2008. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of September 30, 2008, our internal control over financial reporting is effective based on those criteria.

        Our Independent Registered Public Accounting Firm has issued a report on the Company's internal control over financial reporting. This report appears below.

  (b)
  Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Beacon Roofing Supply, Inc.

        We have audited Beacon Roofing Supply, Inc.'s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Beacon Roofing Supply, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Beacon Roofing Supply, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beacon Roofing Supply, Inc. as of September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2008 and our report dated December 1, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
December 1, 2008

  (c)
  Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(1)    Financial Statements

        The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of September 30, 2008 and 2007

  •
  Consolidated Statements of Operations for the years ended September 30, 2008, 2007 and 2006

  •
  Consolidated Statements of Stockholders' Equity for the years ended September 30, 2008, 2007 and 2006

  •
  Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2007 and 2006

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

Date: December 1, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ROBERT R. BUCK Robert R. Buck	Chairman and Chief Executive Officer	December 1, 2008
/s/ DAVID R. GRACE David R. Grace	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	December 1, 2008
/s/ ANDREW R. LOGIE Andrew R. Logie	Director	December 1, 2008
/s/ H. ARTHUR BELLOWS, JR. H. Arthur Bellows, Jr.	Director	December 1, 2008
/s/ JAMES J. GAFFNEY James J. Gaffney	Director	December 1, 2008
/s/ PETER M. GOTSCH Peter M. Gotsch	Director	December 1, 2008
/s/ WILSON B. SEXTON Wilson B. Sexton	Director	December 1, 2008
/s/ STUART A. RANDLE Stuart A. Randle	Director	December 1, 2008

 INDEX TO EXHIBITS

EXHIBIT

EXHIBIT NUMBER
3.1	Second Amended and Restated Certificate of Incorporation of Beacon Roofing Supply, Inc. (incorporated herein by reference to Exhibit 3.1 to Beacon Roofing Supply, Inc.'s annual report on Form 10-K for the year ended September 25, 2004)
3.2	Amended and Restated By-Laws of Beacon Roofing Supply, Inc. (incorporated by reference to Exhibit 3.2 to Beacon Roofing Supply, Inc.'s annual report on Form 10-K for the year ended September 30, 2007)
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

EXHIBIT NUMBER
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
10.11
Amendment to Executive Securities Agreement dated as of January 28, 2004 by and between Beacon Roofing Supply, Inc., Robert Buck and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 10.6 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-116027))
10.12	1998 Stock Plan (incorporated herein by reference to Exhibit 4.1 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-8 (Registration No. 333-119747))*
10.13	Amended and Restated 2004 Stock Plan (incorporated herein by reference to Exhibit 10.1 to Beacon Roofing Supply, Inc.'s current report on Form 8-K filed on February 11, 2008)*
10.14
Amended and Restated Special Purchase Option Agreement dated January 28, 2004 by and between Beacon Roofing Supply, Inc. and Robert Buck (incorporated herein by reference to Exhibit 10.10 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-116027))*
10.15	Description of Management Cash Bonus Plan (incorporated herein by reference to Exhibit 10 to Beacon's Quarterly Report on Form 10-Q for the quarter ended December 31, 2007)*
21	Subsidiaries of Beacon Roofing Supply, Inc.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Compensatory plan or arrangement.

QuickLinks

Table of Contents BEACON ROOFING SUPPLY, INC. Index to Annual Report on Form 10-K Year Ended September 30, 2008
Forward-looking statements
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Comparison of Cumulative Total Return
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Beacon Roofing Supply, Inc. Index to consolidated financial statements
Report of Independent Registered Public Accounting Firm
Beacon Roofing Supply, Inc. Consolidated Balance Sheets
Beacon Roofing Supply, Inc. Consolidated Statements of Operations
Beacon Roofing Supply, Inc. Consolidated Statements of Stockholders' Equity and Comprehensive Income
Beacon Roofing Supply, Inc. Consolidated Statements of Cash Flows
Beacon Roofing Supply, Inc. Notes to Consolidated Financial Statements Year Ended September 30, 2008 (dollars in thousands, except per share data or as otherwise indicated)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
Report of Independent Registered Public Accounting Firm
  ITEM 9B. OTHER INFORMATION
PART III
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO EXHIBITS EXHIBIT