Form 10-Q
period 2008-12-31
BEACON ROOFING SUPPLY INC
filed 2009-02-06
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

As of February 1, 2009, there were 44,837,072 outstanding shares of the registrant's common stock, $.01 par value per share.

BEACON ROOFING SUPPLY, INC.
Form 10-Q
For the Quarter Ended December 31, 2008
INDEX

Part I.	Financial Information	2
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	2
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	10
	Overview	10
	Results of Operations	11
	Seasonality and Quarterly Fluctuations	13
	Liquidity and Capital Resources	14
	Cautionary Statement	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
	Interest Rate Risk	17
	Foreign Exchange Risk	17

Item 4.	Controls and Procedures	17

Part II.	Other Information	17

Item 6.	Exhibits	18

Signature Page		19

Index to Exhibits		20

BEACON ROOFING SUPPLY, INC.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	December 31,	December 31,	September 30,
	2008	2007	2008
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$22,059	$7,321	$26,038
Accounts receivable, less allowance of $13,756 at December 31, 2008, $9,796 at December 31, 2007, and $12,978 at September 30, 2008	196,773	189,186	283,652
Inventories	188,462	173,020	209,255
Prepaid expenses and other assets	46,812	38,543	45,799
Deferred income taxes	22,824	15,394	18,126

Total current assets	476,930	423,464	582,870

Property and equipment, net	53,681	65,706	56,712
Goodwill	352,693	355,176	354,269
Other assets, net	70,368	89,804	73,965

Total assets	$953,672	$934,150	$1,067,816

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$100,084	$106,667	$198,429
Accrued expenses	67,685	55,728	89,755
Current portion of long-term obligations	15,028	34,112	19,926

Total current liabilities	182,797	196,507	308,110

Senior notes payable, net of current portion	331,625	341,250	332,500
Deferred income taxes	35,093	36,499	35,362
Long-term obligations under equipment financing and other, net of current portion	24,032	31,807	25,143

Commitments and contingencies

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 44,834,397 issued at December 31, 2008, 44,273,312 at December 31, 2007 and 44,820,550 at September 30, 2008	448	443	448
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	221,008	212,932	219,669
Retained earnings	165,588	111,881	146,946
Accumulated other comprehensive income (loss)	(6,919)	2,831	(362)

Total stockholders' equity	380,125	328,087	366,701

Total liabilities and stockholders' equity	$953,672	$934,150	$1,067,816

Note: The balance sheet at September 30, 2008
has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Operations

	Three Months Ended December 31,
	2008	2007
Unaudited
(Dollars in thousands, except per share data)

Net sales	$463,329	$398,396
Cost of products sold	347,331	306,702

Gross profit	115,998	91,694

Operating expenses	78,323	75,917

Income from operations	37,675	15,777

Interest expense	6,149	7,009

Income before income taxes	31,526	8,768

Income tax expense	12,884	3,527

Net income	$18,642	$5,241

Net income per share:
Basic	$0.42	$0.12

Diluted	$0.41	$0.12

Weighted average shares used in computing net income per share:
Basic	44,822,561	44,273,312

Diluted	45,316,255	44,852,748

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Cash Flows

	Three Months ended December 31,
	2008	2007

	Unaudited (in thousands)

Operating activities:
Net income	$18,642	$5,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,722	8,891
Stock-based compensation	1,195	1,365
Deferred income taxes	(2,531)	(552)
Changes in assets and liabilities:
Accounts receivable	84,166	78,025
Inventories	19,222	(7,340)
Prepaid expenses and other assets	(1,305)	(5,877)
Accounts payable and accrued expenses	(122,090)	(76,940)
Net cash provided by operating activities	5,021	2,813

Investing activities:
Purchases of property and equipment, net of sales proceeds	(2,033)	(1,084)
Net cash used in investing activities	(2,033)	(1,084)

Financing activities:
Repayments under revolving lines of credit, net	(4,662)	(657)
Net repayments under senior notes payable, and other	(2,287)	(971)
Proceeds from exercise of options	138	-
Income tax benefit from stock-based compensation deductions in excess of the associated compensation costs	6	-
Net cash used by financing activities	(6,805)	(1,628)

Effect of exchange rate changes on cash	(162)	751

Net increase (decrease) in cash and cash equivalents	(3,979)	852
Cash and cash equivalents at beginning of year	26,038	6,469

Cash and cash equivalents at end of period	$22,059	$7,321

The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Beacon Roofing Supply, Inc. (the "Company") prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. The balance sheet as of December 31, 2007 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (first quarter) ended December 31, 2008 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2009.

The Company's fiscal year ends on the last day in September of each year and each quarter ends on the last day of the respective third calendar month. The three-month periods ended December 31, 2008 and December 31, 2007 had 62 and 61 business days, respectively.

The Company invests excess funds in money market accounts, which are classified as cash equivalents. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents also include unsettled credit card transactions.

You should also read the financial statements and notes included in the Company's fiscal year 2008 Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in that Annual Report.

Accounting Changes

Effective October 1, 2008, the Company prospectively implemented the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements.  For the fair value measurements that are required or permitted under other standards, SFAS 157 clarifies the fair value objective and establishes a framework for developing fair value estimates.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date for the Company to October 1, 2009 for any nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually).

SFAS 157 provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs), the next priority to observable market based inputs or unobservable inputs that are corroborated by market data (Level 2 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

The Company’s assets and liabilities that are measured at fair value on a recurring basis are its interest rate swaps and collars (Note 7). At December 31, 2008 and 2007 and at September 30, 2008, unrealized losses of $13.1, $6.2 and $7.4 million, respectively, were recorded on those financial derivatives.  These balances were included in accrued expenses in the Consolidated Balance Sheets. The fair values of the interest rate swaps and collars were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the swap and collar agreements. These fair values are therefore based on Level 2 inputs.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

1. Basis of Presentation (Continued)

Beginning October 1, 2008, SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, also became effective for the Company. SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. There was no impact from SFAS 159 as the Company chose to retain its current accounting valuation methods for those items.

2. Earnings Per Share

The Company calculates basic income per share by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share includes the dilutive effects of outstanding stock awards.

The following table reflects the calculation of weighted-average shares outstanding for each period presented:

	Three Months Ended December 31,

	2008	2007

Weighted-average common shares outstanding for basic	44,822,561	44,273,312
Dilutive effect of stock options	493,694	579,436

Weighted-average shares assuming dilution	45,316,255	44,852,748

3. Stock-Based Compensation

The Company records stock-based compensation under SFAS 123R, Share-Based Payments, using the modified-prospective transition method. Under this method, compensation expense includes: (a) compensation cost for all unvested share-based awards granted prior to September 25, 2005, based on the grant date fair value estimated in accordance with SFAS 123, Accounting For Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to September 24, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation.

Compensation cost arising from stock options granted to employees and non-employee directors is recognized as an expense using the straight-line method over the vesting period. As of December 31, 2008, there was $7.3 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.5 years. The Company recorded stock-based compensation expense of $1.2 million ($0.7 million net of tax) and $1.4 million ($0.8 million net of tax) for the three months ended December 31, 2008 and 2007, respectively.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

3. Stock-Based Compensation (Continued)

The fair values of options were estimated at the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended December 31,
	2008	2007

Risk-free interest rate	2.56%	4.05%
Expected life	7.0 years	6.0 years
Expected volatility	48%	45%
Dividend yield	0%	0%

Expected lives of the options granted are based primarily on history, while expected volatilities are based on historical volatilities of the Company’s stock and stocks of comparable public companies. Estimated cumulative forfeiture rates of 0%-15% were utilized in the expense recognition of options during both of the periods above.

The following table summarizes stock options outstanding as of December 31, 2008, as well as activity during the three months then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
				(in Millions)
Outstanding at September 30, 2008	3,082,080	$12.90
Granted	779,250	12.25
Exercised	(13,847)	9.94
Canceled	(56,510)	$16.78

Outstanding at December 31, 2008	3,790,973	$12.72	7.4	$12.8

Vested or Expected to Vest at December 31, 2008	3,687,242	$12.72	7.4	$12.6

Exercisable at December 31, 2008	2,309,103	$12.72	6.3	$9.3

As of December 31, 2008, there were remaining options to purchase 1,773,518 shares of common stock available for grants under the Company's 2004 Stock Plan. The weighted-average grant date fair values of stock options granted during the three months ended December 31, 2008 and 2007 were $6.39 and $4.60, respectively. The intrinsic value of stock options exercised during the three months ended December 31, 2008 was $0.1 million. There were no exercises during the three months ended December 31, 2007.  At December 31, 2008, the Company had $12.9 million of excess tax benefits available for potential deferred tax write-offs related to option accounting.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

4. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income. For the Company, these consisted of the following items:

Unaudited	Three Months Ended December 31,
(Dollars in thousands, except per share data)	2008	2007

Net income	$18,642	$5,241

Foreign currency translation adjustment, net of tax effect	(3,138)	75

Unrealized loss on financial derivatives, net of tax effect	(3,419)	(2,444)

Comprehensive income	$12,085	$2,872

5. Debt

The Company currently has the following credit facilities:

•	a senior secured credit facility in the U.S.; and

•	a Canadian senior secured credit facility.

Senior Secured Credit Facilities

On November 2, 2006, the Company entered into an amended and restated seven-year $500 million U.S. senior secured credit facility and a C$15 million senior secured Canadian credit facility with GE Antares Capital ("GE Antares") and a syndicate of other lenders (combined, the "Credit Facility"). The Credit Facility consists of a U.S. revolving credit facility of $150 million, which includes a sub-facility of $20 million for letters of credit, and an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company. As of December 31, 2008, there were $0.1 million of revolver borrowings and $342.1 million of Term Loans outstanding and the Company was in compliance with the covenants under the Credit Facility. Substantially all of the Company's assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility. Included in short-term debt is a $7 million payment due in May 2009 for fiscal year 2008’s Excess Cash Flow (as defined in the Credit Facility).

Equipment Financing Facilities

The Company had two equipment financing facilities which allowed for the financing of purchased transportation and material handling equipment.  There was $23.2 million of equipment financing loans outstanding under these facilities at December 31, 2008, with fixed interest rates ranging from 5.5% to 7.4%.

6. Foreign Sales

Foreign (Canadian) sales totaled $24.3 and $26.6 million in the three months ended December 31, 2008 and December 31, 2007, respectively.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

7. Financial Derivatives

The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest rates. Use of derivative financial instruments in hedging programs subjects the Company to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative instrument will change. In a hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivatives represents the possibility that the counterparty will not fulfill the terms of the contract. The notional, or contractual, amount of the Company's derivative financial instruments is used to measure interest to be paid or received and does not represent the Company's exposure due to credit risk. The Company's current derivative instruments are with counterparties rated highly by nationally recognized credit rating agencies.

The Company is using interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. There were interest rate derivative instruments outstanding in a total notional amount of $300 million at December 31, 2008, which consisted of: a) interest rate swaps totaling $200 million, expiring in April 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.99% and a cap rate of 5.75%; and c) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.75% and a cap rate of 6.00%. The combined fair market value of the agreements resulted in a recorded liability of approximately $13.1 million at December 31, 2008, which was determined based on current interest rates and expected future trends.

These derivative instruments are designated as cash flow hedges, for which the Company records the effective portions of changes in their fair value, net of tax, in other comprehensive income (Note 4). Any ineffective portion of the hedges is recognized in earnings, of which there has been none to date.

8. Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133, which requires enhanced disclosures about an entity’s derivative and hedging activities. In addition to disclosing the fair values of derivative instruments and their gains and losses in a tabular format, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 will be effective for the Company in the fiscal year beginning October 1, 2009. The adoption of SFAS 161 is not expected to have a material impact on the financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and will be effective for the Company in the fiscal year beginning October 1, 2009. Earlier adoption is prohibited. The Company believes the adoption of SFAS 141R could have a significant impact on the accounting for its future acquisitions depending on the circumstances and the terms of the acquisitions. The adoption of SFAS 160 is not expected to have a material impact on the financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our fiscal 2008 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2008” refer to the three months (first quarter) ended December 31, 2008  and all references to “2007” refer to the three months (first quarter) ended December 31, 2007.  Certain tabular information may not foot due to rounding.

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

We distribute up to 10,000 SKUs through 171 branches in the United States and Canada. We had 2,372 employees as of December 31, 2008, including our sales and marketing team of 945 employees.

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

	Three Months Ended December 31,
	2008	2007

Net sales	100.0%	100.0%
Cost of products sold	75.0	77.0

Gross profit	25.0	23.0

Operating expenses	16.9	19.1

Income from operations	8.1	4.0
Interest expense	(1.3)	(1.8)

Income before income taxes	6.8	2.2
Income tax expense	(2.8)	(0.9)

Net income	4.0%	1.3%

        In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth in our discussion and analysis of financial condition and results of operations, we include growth from existing and newly opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. At December 31, 2008, we had a total of 171 branches in operation, all of which are included in our existing market calculations.

 Three Months Ended December 31, 2008 ("2008") Compared to the Three Months Ended December 31, 2007 ("2007")

Net Sales

        Consolidated net sales increased $64.9 million, or 16.3%, to $463.3 million in 2008 from $398.4 million in 2007. We attribute the sales increase primarily to the following factors:

•	higher year-over-year prices, especially in residential roofing products; and
•	strong re-roofing activity in the areas affected by Hurricane Ike;
partially offset by the negative impact of:
•	weakness in non-residential roofing activity, partially due to early onset of winter conditions in our markets that have the largest concentration of commercial business;
•	continued weakness in new residential roofing activity in most markets;
•	continued weak complementary product sales in most markets; and
•	seven fewer branches than in 2007.

We closed four branches in this year’s first quarter, while we opened one branch and closed one branch during last year’s first quarter.

We estimate inflation contributed approximately 75-85% of our growth for the quarter.  In addition, we had 62 business days in 2008 compared to 61 in 2007, which we believe increased our sales by approximately 1.9%.  Our product group sales were as follows:

For the Three Months Ended

	December 31, 2008		December 31, 2007
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$234,462	50.6%	$148,019	37.2%	$86,443	58.4%
Non-residential roofing products	164,736	35.6%	172,788	43.4%	(8,052)	-4.7
Complementary building products	64,131	13.8%	77,589	19.5%	(13,458)	-17.3

	$463,329	100.0%	$398,396	100.0%	$64,933	16.3%

Gross Profit

For the Three Months Ended

	December 31,	December 31,
	2008	2007	Change
	(dollars in millions)

Gross Profit	$116.0	$91.7	$24.3		26.5%

Gross Margin	25.0%	23.0%		2.0%

        Our gross profit increased $24.3 million or 26.5% in 2008, while our gross margin increased to 25.0% in 2008 from 23.0% in 2007.  The margin rate increase was largely the result of a product mix shift to more residential roofing products, which have substantially higher gross margins than the more competitive non-residential market.  In addition, the benefit of lower weighted-average costs of residential roofing products in comparison to current prices of those products in the marketplace continued from the fourth quarter of fiscal 2008 into the first quarter of this year. Gross margins in non-residential roofing and complementary products, excluding vendor incentives, which represent our invoiced gross margin, increased in 2008 compared to 2007, although to a lesser extent than our residential roofing gross margins.  We do not expect the weighted-average residential cost effect to continue much beyond the first quarter, and expect future overall gross margin to range from 23-24.5%, dependant upon product mix.

Operating Expenses

For the Three Months Ended

	December 31,	December 31,
	2008	2007	Change
	(dollars in millions)

Operating Expenses	$78.3	$75.9	$2.4		3.2%

Operating Expenses as a % of Sales	16.9%	19.1%		-2.2%

        Our operating expenses increased by $2.4 million or 3.2% to $78.3 million in 2008 from $75.9 million in 2007. The following factors were the leading causes of our higher operating expenses:

•
an increase of $2.7 million in payroll and related costs primarily from higher incentive-based pay accruals and less favorable medical insurance claims experience, partially offset by the benefit from a lower headcount;

•	an increase of $0.7 million in warehouse expenses, mostly due to costs associated with the closing of the four branches; and
•	increases in credit card fees (associated with the higher sales) and certain administrative expenses totaling $0.7 million;
partially offset by:
•	savings of $0.5 million in transportation expenses, primarily from lower fuel costs; and
•	reduced depreciation and amortization expense of $1.2 million due to lower amortization of intangible assets and very low capital expenditures in fiscal 2008.

        In 2008, we expensed a total of $3.2 million for the amortization of intangible assets recorded under purchase accounting compared to $3.9 million in 2007. Our operating expenses as a percentage of net sales decreased to 16.9% in 2008 from 19.1% in 2007 as we were able to control our variable costs related to the increased sales and better leverage our fixed costs.

Interest Expense

        Interest expense decreased $0.9 million to $6.1 million in 2008 from $7.0 million in 2007. This decrease was primarily due to a paydown of debt and lower average interest rates, which affected the unhedged portion of our variable-rate debt.

Income Taxes

        Income tax expense of $12.9 million was recorded in 2008, an effective tax rate of 40.9%, compared to $3.5 million in 2007, an effective tax rate of 40.2%. The slight increase in the effective rate reflects changes in allocations of taxable income and losses among the states in which we are located.

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

Certain Quarterly Financial Data

        The following table sets forth certain unaudited quarterly data for fiscal years 2009 (ending September 30, 2009) and 2008 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends. Totals may not foot due to rounding.

	Fiscal year 2009	Fiscal year 2008

	Qtr 1	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data)
	(unaudited)
Net sales	$463.3	$398.4	$304.3	$514.6	$567.2
Gross profit	116.0	91.7	68.4	120.2	139.7
Income (loss) from operations	37.7	15.8	(6.9)	36.9	48.9
Net income (loss)	$18.6	$5.2	$(8.1)	$18.3	$24.9

Earnings (loss) per share - basic	$0.42	$0.12	$(0.18)	$0.41	$0.56
Earnings (loss) per share - fully diluted	$0.41	$0.12	$(0.18)	$0.41	$0.55

Quarterly sales as % of year's sales		22.3%	17.1%	28.8%	31.8%
Quarterly gross profit as % of year's gross profit		21.8%	16.3%	28.6%	33.3%
Quarterly income (loss) from operations as % of year's income (loss) from operations		16.7%	-7.3%	39.0%	51.6%

The calculations of the net loss per share for the second quarter of fiscal 2008 did not include the effect of stock options since the impact would have been anti-dilutive.

Liquidity and Capital Resources

        We had cash and cash equivalents of $22.1 million at December 31, 2008 compared to $7.3 million at December 31, 2007 and $26.0 million at September 30, 2008. Our net working capital was $294.1 million at December 31, 2008 compared to $227.0 million at December 31, 2007 and $274.8 million at September 30, 2008.

2008 Compared to 2007

        Our net cash provided by operating activities was $5.0 million for 2008 compared to $2.8 million for 2007. Accounts receivable and inventories decreased in 2008 by $84.2 and 19.2 million, respectively, primarily due to normal seasonal declines. The favorable impact from those decreases were more than offset by a decrease of $122.1 million in accounts payable and accrued expenses due principally to a normal seasonal decline and the payment of previously accrued income taxes, and somewhat from certain accelerated payments to vendors. The number of days outstanding for accounts receivable, based upon first quarter sales, decreased in 2008 from 2007 mainly from the impact of stronger sales.  Inventory turns were consistent in both quarters.

        Net cash used in investing activities increased by $0.9 million in 2008 to $2.0 million from $1.1 million in 2007, due to increased capital spending. We are closely managing our capital expenditures during these challenging economic times and we expect fiscal 2009 capital expenditures to total 0.5% to 0.7% of net sales.

        Net cash used by financing activities was $6.8 million in 2008 compared to $1.6 million in 2007. These quarterly amounts primarily reflected repayments under our revolving lines of credit and term loan. As discussed further below, there is a $7 million accelerated payment due under the term loan in May 2009.

Capital Resources

        Our principal source of liquidity at December 31, 2008 was our cash and cash equivalents of $22.1 million and our available borrowings of $148.7 million under revolving lines of credit, subject to compliance with the maximum consolidated leverage ratio below. Our borrowing base availability is determined primarily by trade accounts receivable, less outstanding borrowings and letters of credit. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets have been classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months.

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

Indebtedness

        We currently have the following credit facilities:

•	a senior secured credit facility in the U.S.; and

•	a Canadian senior secured credit facility.

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

        The Credit Facility consists of a U.S. revolving credit facility of $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and provided an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $148.7 million available for revolver borrowings at December 31, 2008, subject to compliance with the maximum consolidated leverage ratio below, with $0.1 million outstanding under the US Revolver that carried an interest rate of 3.25%.  Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets were classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months. There were $4.3, $6.5 and $4.3 million of outstanding standby letters of credit at December 31, 2008, December 31, 2007 and September 30, 2008, respectively. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.9 million, and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

Excess Cash Flow

        On May 15 of each fiscal year, commencing on May 15, 2008, we must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on our results for fiscal year 2008, a payment of $7.0 million is due in May 2009.

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

       The US Revolver currently carries interest rates of the base rate plus 0.75% (3.25% at December 31, 2008)), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75%, and the Term Loan carries an interest rate of LIBOR plus 2% (6.05% and 2.47% for two LIBOR arrangements under the Term Loan at December 31, 2008). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year.

        Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

        On the last day of each fiscal quarter, our Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0. At December 31, 2008, this ratio was 2.25:1.

Capital Expenditures

        We cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

        As of December 31, 2008, we were in compliance with these covenants. Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries secure obligations under the Credit Facility.

Equipment Financing Facilities

        The Company had two equipment financing facilities which allowed for the financing of purchased transportation and material handling equipment.  There was $23.2 million of equipment financing loans outstanding under these facilities at December 31, 2008, with fixed interest rates ranging from 5.5% to 7.4%.

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

        Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading "Risk Factors" in our Form 10-K for the fiscal year ended September 30, 2008.

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

        At December 31, 2008, we had $342.1 million of term loans outstanding under our Credit Facility, $0.1 million of borrowings under revolving lines of credit, and $23.2 million of equipment financing outstanding. Our weighted-average effective interest rate on that debt, after considering the effect of the interest rate swaps, was 6.16% at December 31, 2008 (7.02% at December 31, 2007). A hypothetical 10% increase in interest rates in effect at December 31, 2008, would have increased annual interest expense on the borrowings outstanding at that date by approximately $0.1 million, since most of our current variable interest rates are fixed by the financial derivatives.

        We enter into interest rate swaps and collars to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap   agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The collar agreements, also discussed below, provide for fixed-rate caps and floors. The aggregate fair value of these swaps and collars represented an unrealized loss of $13.1 million at December 31, 2008. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at December 31, 2008, would result in an aggregate unrealized gain or (loss) in value of the swaps and collars of approximately $0.5 million or ($0.6) million, respectively.

Financial Derivatives

        As discussed above, we use interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of our variable-rate borrowings into fixed-rate borrowings. We had interest rate derivative instruments outstanding in a total notional amount of $300 million at December 31, 2008, which consisted of: a) interest rate swaps totaling $200 million, expiring in April 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.99% and a cap rate of 5.75%; and c) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.75% and a cap rate of 6.00%. We entered into these instruments during the second quarter of 2007. The derivative instruments are designated as cash flow hedges, for which we record the effective portions of changes in their fair value, net of tax, in other comprehensive income. We recognize any ineffective portion of our hedges in earnings, of which there has been none to date.

Foreign Exchange Risk

        There have been no material changes from what we reported in our Form 10-K for the year ended September 30, 2008.

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act"). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of December 31, 2008, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2008, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Items 1- 5 are not applicable and have been omitted.

Item 6.    Exhibits

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Document Description

10	Description of Management Cash Bonus Plan
31.1	Certification by Robert R. Buck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David R. Grace pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert R. Buck and David R. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 5, 2009.

BEACON ROOFING SUPPLY, INC.

BY:	/s/ DAVID R. GRACE
David R. Grace, Senior Vice President & Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

Index to Exhibits

Exhibit Number	Document Description

10	Description of Management Cash Bonus Plan
31.1	Certification by Robert R. Buck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David R. Grace pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert R. Buck and David R. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.