Form 10-Q
period 2009-03-31
BEACON ROOFING SUPPLY INC
filed 2009-05-08
CIK 1124941

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

As of May 1, 2009, there were 45,074,856 outstanding shares of the registrant's common stock, $.01 par value per share.

  BEACON ROOFING SUPPLY, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2009
INDEX

Part I.	Financial Information	2
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	2
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	10
	Overview	10
	Results of Operations	11
	Seasonality and Quarterly Fluctuations	14
	Liquidity and Capital Resources	15
	Cautionary Statement	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
	Interest Rate Risk	18
	Foreign Exchange Risk	18

Item 4.	Controls and Procedures	18

Part II.	Other Information	19

Item 6.	Exhibits	19

Signature Page		20

Index to Exhibits		21

BEACON ROOFING SUPPLY, INC.
PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements
  Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	March 31,	March 31,	September 30,
	2009	2008	2008
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$98,106	$10,574	$26,038
Accounts receivable, less allowance of $14,216 at March 31, 2009, $10,925 at March 31, 2008, and $12,978 at September 30, 2008	166,939	173,039	283,652
Inventories	207,042	194,551	209,255
Prepaid expenses and other assets	38,195	26,545	45,799
Deferred income taxes	22,664	19,276	18,126

Total current assets	532,946	423,985	582,870

Property and equipment, net	51,850	61,384	56,712
Goodwill	352,319	354,727	354,269
Other assets, net	67,093	85,886	73,965

Total assets	$1,004,208	$925,982	$1,067,816

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$158,166	$128,386	$198,429
Accrued expenses	63,376	60,262	89,755
Current portion of long-term obligations	15,066	12,828	19,926

Total current liabilities	236,608	201,476	308,110

Senior notes payable, net of current portion	330,750	341,250	332,500
Deferred income taxes	34,858	36,450	35,362
Long-term obligations under equipment financing and other, net of current portion	22,924	30,801	25,143

Commitments and contingencies

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 45,072,897 issued at March 31, 2009, 44,281,312 at March 31, 2008 and 44,820,550 at September 30, 2008	451	443	448
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	222,982	214,188	219,669
Retained earnings	163,145	103,749	146,946
Accumulated other comprehensive loss	(7,510)	(2,375)	(362)

Total stockholders' equity	379,068	316,005	366,701

Total liabilities and stockholders' equity	$1,004,208	$925,982	$1,067,816

Note: The balance sheet at September 30, 2008
has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Unaudited
(Dollars in thousands, except per share data)

Net sales	$319,303	$304,251	$782,632	$702,647
Cost of products sold	245,025	235,859	592,356	542,561

Gross profit	74,278	68,392	190,276	160,086

Operating expenses	72,820	75,332	151,143	151,249

Income (loss) from operations	1,458	(6,940)	39,133	8,837

Interest expense	5,589	6,728	11,738	13,737

Income (loss) before income taxes	(4,131)	(13,668)	27,395	(4,900)

Income tax expense (benefit)	(1,688)	(5,536)	11,196	(2,009)

Net income (loss)	$(2,443)	$(8,132)	$16,199	$(2,891)

Net income (loss) per share:
Basic	$(0.05)	$(0.18)	$0.36	$(0.07)

Diluted	$(0.05)	$(0.18)	$0.36	$(0.07)

Weighted average shares used in computing net income (loss) per share:
Basic	44,941,782	44,280,600	44,881,846	44,276,916

Diluted	44,941,782	44,280,600	45,339,821	44,276,916

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2009	2008

	Unaudited (in thousands)

Operating activities:
Net income (loss)	$16,199	$(2,891)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,311	17,488
Stock-based compensation	2,385	2,590
Deferred income taxes	(317)	(1,049)
Changes in assets and liabilities:
Accounts receivable	113,356	93,889
Inventories	269	(29,008)
Prepaid expenses and other assets	7,255	6,075
Accounts payable and accrued expenses	(69,613)	(57,609)
Net cash provided by operating activities	84,845	29,485

Investing activities:
Purchases of property and equipment, net of sales proceeds	(4,761)	(1,214)
Net cash used in investing activities	(4,761)	(1,214)

Financing activities:
Repayments under revolving lines of credit, net	(4,627)	(21,053)
Net repayments under senior notes payable, and other	(4,188)	(2,898)
Proceeds from exercise of options	845	15
Income tax benefit from stock-based compensation deductions in excess of the associated compensation costs	86	16
Net cash used by financing activities	(7,884)	(23,920)

Effect of exchange rate changes on cash	(132)	(246)

Net increase in cash and cash equivalents	72,068	4,105
Cash and cash equivalents at beginning of year	26,038	6,469

Cash and cash equivalents at end of period	$98,106	$10,574

Cash paid during the year for:
Interest	$6,414	$3,212
Income taxes, net of refunds	32,907	8,924

The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Beacon Roofing Supply, Inc. (the "Company") prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. The balance sheet as of March 31, 2008 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (second quarter) and the six-months period ended March 31, 2009 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2009.

The Company's fiscal year ends on the last day in September of each year and each quarter ends on the last day of the respective third calendar month. The six-month periods ended March 31, 2009 and March 31, 2008 both had 125 business days, while the three-month periods ended March 31, 2009 and March 31, 2008 had 63 and 64 business days, respectively.

You should also read the financial statements and notes included in the Company's fiscal year 2008 Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in that Annual Report.

Accounting Changes

Effective October 1, 2008, the Company prospectively implemented the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements.  For the fair value measurements that are required or permitted under other standards, SFAS 157 clarifies the fair value objective and establishes a framework for developing fair value estimates.  In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date for the Company to October 1, 2009 for any nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually).

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis are its interest rate swaps and collars (Note 7). At March 31, 2009 and 2008 and at September 30, 2008, unrealized losses of $12.9, $13.3 and $7.4 million, respectively, were recorded on those financial derivatives.  These balances were included in accrued expenses in the Consolidated Balance Sheets. The fair values of the interest rate swaps and collars were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the swap and collar agreements. These fair values are therefore based on Level 2 inputs.

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

2. Earnings Per Share

The Company calculates basic income per share by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income per share includes the dilutive effects of outstanding stock awards.

The following table reflects the calculation of weighted-average shares outstanding for each period presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Weighted-average common shares outstanding for basic	44,941,782	44,280,600	44,881,846	44,276,916
Dilutive effect of stock options	-	-	457,975	-

Weighted-average shares assuming dilution	44,941,782	44,280,600	45,339,821	44,276,916

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

Compensation cost arising from stock options granted to employees and non-employee directors is recognized as an expense using the straight-line method over the vesting period. As of March 31, 2009, there was $6.6 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years. The Company recorded stock-based compensation expense of $1.2 million ($0.7 million net of tax) for both the three months ended March 31, 2009 and 2008, and $2.4 million ($1.4 million net of tax) and $2.6 million ($1.6 million net of tax) for the six months ended March 31, 2009 and 2008, respectively.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

3. Stock-Based Compensation (Continued)

The fair values of options were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended March 31,
	2009	2008

Risk-free interest rate	2.49%	3.92%
Expected life in years	7	6
Expected volatility	48.00%	45.00%
Dividend yield	0.00%	0.00%

Expected lives of the options granted are based primarily on history, while expected volatilities are based on historical volatilities of the Company’s stock and stocks of comparable public companies. Estimated cumulative forfeiture rates of 0%-15% were utilized in the expense recognition of options during both of the periods above.

The following table summarizes stock options outstanding as of March 31, 2009, as well as activity during the six months then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
				(in Millions)
Outstanding at September 30, 2008	3,082,080	$12.90
Granted	873,356	12.20
Exercised	(252,347)	3.34
Canceled	(78,861)	$16.87

Outstanding at March 31, 2009	3,624,228	$13.31	7.4	$9.2

Vested or Expected to Vest at March 31, 2009	3,519,682	$13.33	7.4	$9.0

Exercisable at March 31, 2009	2,130,718	$13.68	6.3	$6.5

As of March 31, 2009, there were remaining options to purchase 1,700,229 shares of common stock available for grants under the Company's 2004 Stock Plan. The weighted-average grant date fair values of stock options granted during the six months ended March 31, 2009 and March 31, 2008 were $6.35 and $4.54, respectively. The intrinsic value of stock options exercised during the six months ended March 31, 2009 and March 31, 2008 was $2.2 and $0.1 million, respectively.  At March 31, 2009, the Company had $13.4 million of excess tax benefits available for potential deferred tax write-offs related to option accounting.

EACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

4. Comprehensive Income (loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income. For the Company, these consisted of the following items:

Unaudited	Three Months Ended March 31,		Six Months Ended March 31,

(Dollars in thousands, except per share data)	2009	2008	2009	2008

Net income (loss)	$(2,443)	$(8,132)	$16,199	$(2,891)

Foreign currency translation adjustment, net of tax effect of $402 and $513 for the three months and $2,091 and $473 for the six months	(746)	(953)	(3,884)	(878)

Unrealized gain (loss) on financial derivatives, net of tax effect of $(104) and $2,863 for the three months and $2,197 and $4,508 for the six months	155	(4,253)	(3,264)	(6,697)

Comprehensive income (loss)	$(3,034)	$(13,338)	$9,051	$(10,466)

5. Debt

The Company currently has the following credit facilities:

•	a senior secured credit facility in the U.S.;

•	a Canadian senior secured credit facility; and

•	an equipment financing facility.

Senior Secured Credit Facilities

On November 2, 2006, the Company entered into an amended and restated seven-year $500 million U.S. senior secured credit facility and a C$15 million senior secured Canadian credit facility with GE Antares Capital ("GE Antares") and a syndicate of other lenders (combined, the "Credit Facility"). The Credit Facility consists of a U.S. revolving credit facility of $150 million, which includes a sub-facility of $20 million for letters of credit, and an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company. As of March 31, 2009, there were $0.1 million of revolver borrowings and $341.3 million of Term Loans outstanding and the Company was in compliance with the covenants under the Credit Facility. Substantially all of the Company's assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility. Included in short-term debt is a $7 million payment paid in April 2009 for fiscal year 2008’s Excess Cash Flow (as defined in the Credit Facility).

Equipment Financing Facility

The Company has an equipment financing facility which allows for the financing of up to $5.5 million of purchased transportation and material handling equipment through February 15, 2010 at an interest rate approximately 3% above the 5- or 6-year term swap rate at the time of the advances.  There were no amounts outstanding under this facility at March 31, 2009; however, there were $22.1 million of equipment financing loans outstanding under prior equipment financing facilities at March 31, 2009, with fixed interest rates ranging from 5.5% to 7.4%.

6. Foreign Sales

Foreign (Canadian) sales totaled $33.7 and $38.2 million in the six months ended March 31, 2009 and March 31, 2008, respectively.

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

The Company is using interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. There were interest rate derivative instruments outstanding in a total notional amount of $300 million at March 31, 2009, which consisted of: a) interest rate swaps totaling $200 million, expiring in April 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.99% and a cap rate of 5.75%; and c) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.75% and a cap rate of 6.00%. The combined fair market value of the agreements resulted in a recorded liability of approximately $12.9 million at March 31, 2009, which was determined based on current interest rates and expected future trends.

These derivative instruments are designated as cash flow hedges, for which the Company records the effective portions of changes in their fair value, net of taxes, in other comprehensive income (Note 4). The accumulated losses on the hedges, net of taxes, included in other comprehensive income at March 31, 2009 and September 30, 2008 were $7.7 and $4.4 million, respectively. The effectiveness of the hedges is periodically assessed by the Company during the lives of the hedges by comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and through an evaluation of the counterparties to the hedges to honor their obligations under the hedges. Any ineffective portion of the hedges is recognized in earnings, of which there has been none to date and none is anticipated.

8. Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133, which requires enhanced disclosures about an entity’s derivative and hedging activities. In addition to disclosing the fair values of derivative instruments and their gains and losses in a tabular format, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 was effective for the Company in the quarter ended March 31, 2009 and the related disclosures have been included in this Form 10-Q.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2008 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2009” and “YTD 2009” refer to the three months (second quarter) and six months (year-to-date) ended March 31, 2009, respectively, of our fiscal year ending September 30, 2009, and all references to “2008” and “YTD 2008” refer to the three months (second quarter) and six months (year-to-date) ended March 31, 2008, respectively, of our fiscal year ended September 30, 2008. Certain tabular information may not foot due to rounding.

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

We distribute up to 10,000 SKUs through 169 branches in the United States and Canada. We had 2,272 employees as of March 31, 2009, including our sales and marketing team of 936 employees.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.7	77.5	75.7	77.2

Gross profit	23.3	22.5	24.3	22.8

Operating expenses	22.8	24.8	19.3	21.5

Income (loss) from operations	0.5	(2.3)	5.0	1.3
Interest expense	(1.8)	(2.2)	(1.5)	(2.0)

Income (loss) before income taxes	(1.3)	(4.5)	3.5	(0.7)
Income tax benefit (expense)	0.5	1.8	(1.4)	0.3

Net income (loss)	(0.8)%	(2.7)%	2.1%	(0.4)%

        In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we have referred to growth in existing markets or internal growth in our prior filings, we included growth from existing and newly opened branches but excluded growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. At March 31, 2009, we had a total of 169 branches in operation, all of which are considered existing-market branches.

 Three Months Ended March 31, 2009 ("2009") Compared to the Three Months Ended March 31, 2008 ("2008")

Net Sales

        Consolidated net sales increased $15.0 million, or 4.9%, to $319.3 million in 2009 from $304.3 million in 2008. We attribute the sales increase primarily to the following factors:

•	higher year-over-year prices, especially in residential roofing products; and
•	strong re-roofing activity in the areas affected by Hurricane Ike;
partially offset by the negative impact of:
•	weakness in non-residential roofing activity, partially due to adverse winter conditions in our markets that have the largest concentration of commercial business;
•	continued weakness in new residential roofing activity in most markets;
•	continued weak complementary product sales in most markets; and
•	eight fewer branches and one less business day than in 2008.

We closed two branches in this year’s second quarter and one branch during last year’s second quarter.  We estimate inflation increased this year’s sales by 13-15% of over last year’s second quarter, indicating a drop in volume of 8-10%.  In addition, we had 63 business days in 2009 compared to 64 in 2008, which we believe decreased our sales by approximately 1.7%.  Our product group sales were as follows:

For the Three Months Ended

	March 31, 2009		March 31, 2008
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$172,155	53.9%	$125,493	41.2%	$46,662	37.2%
Non-residential roofing products	101,302	31.7%	115,905	38.1%	(14,603)	-12.6
Complementary building products	45,846	14.4%	62,853	20.7%	(17,007)	-27.1

	$319,303	100.0%	$304,251	100.0%	$15,052	4.9%

Gross Profit

For the Three Months Ended

	March 31,	March 31,
	2009	2008	Change
	(dollars in millions)

Gross profit	$74.3	$68.4	$5.9		8.6%

Gross margin	23.3%	22.5%		0.8%

        Our gross profit increased $5.9 million or 8.6% in 2009, while our gross margin increased to 23.3% in 2009 from 22.5% in 2008.  The margin rate increase was largely the result of a product mix shift to more residential roofing products, which have substantially higher gross margins than the more competitive non-residential market.  Gross margins in residential roofing, excluding vendor incentives, which represent our invoiced gross margin, decreased in 2009 compared to 2008, while invoiced gross margins in non-residential roofing increased and complementary margins were virtually flat to last year.

Operating Expenses

For the Three Months Ended

	March 31,	March 31,
	2009	2008	Change
	(dollars in millions)

Operating expenses	$72.8	$75.3	$(2.5)		-3.3%

Operating expenses as a % of sales	22.8%	24.8%		-2.0%

        Our operating expenses decreased by $2.5 million or 3.3% to $72.8 million in 2009 from $75.3 million in 2008. The following factors were the leading causes of our lower operating expenses:

•	savings of $1.3 million in selling expenses, primarily from lower fuel costs;
•	savings of $1.1 million in general & administrative expenses, primarily from lower insurances costs; and
•	reduced depreciation and amortization expense of $1.0 million due to lower amortization of intangible assets and the impact of very low capital expenditures in fiscal year 2008;
partially offset by:
•	an increase of $0.4 million in payroll and related costs, primarily from higher incentive-based pay accruals, partially offset by the benefit from a lower headcount; and
•	an increase of $0.5 million in warehouse expenses, mostly due to costs associated with the closing of the two branches.

        In 2009, we expensed a total of $3.0 million for the amortization of intangible assets recorded under purchase accounting compared to $3.7 million in 2008. Our operating expenses as a percentage of net sales decreased to 22.8% in 2009 from 24.8% in 2008 as we were able to control our variable costs related to the increased sales and better leverage our fixed costs.

Interest Expense

        Interest expense decreased $1.1 million to $5.6 million in 2009 from $6.7 million in 2008. This decrease was primarily due to a paydown of debt and lower average interest rates, which affected the unhedged portion of our variable-rate debt.  Interest expense would have been $2.3 and $0.1 million less in 2009 and 2008, respectively, without the impact of our derivatives.

Income Taxes

        An income tax benefit of $1.7 million was recorded in 2009, an effective tax rate of 40.9%, compared to $5.5 million in 2008, an effective tax rate of 40.5%. The slight increase in the effective rate reflects changes in allocations of taxable income and losses among the states in which we are located.

Six Months Ended March 31, 2009 ("YTD 2009") Compared to the Six Months Ended March 31, 2008 ("YTD 2008")

Net Sales

        Consolidated net sales increased $80.0 million, or 11.4%, to $782.6 million in YTD 2009 from $702.6 million in YTD 2008. We attribute the sales increase primarily to the same factors mentioned above for the second quarter, including approximately the same estimated inflation impact. We closed six branches in YTD 2009, while we opened one branch and closed two branches in YTD 2008.  We had 125 business days in both YTD 2009 and YTD 2008.  Our product group sales were as follows:

For the Six Months Ended

	March 31, 2009		March 31, 2008
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$406,637	52.0%	$273,546	38.9%	$133,091	48.7%
Non-residential roofing products	266,015	34.0%	288,649	41.1%	(22,634)	-7.8
Complementary building products	109,980	14.1%	140,452	20.0%	(30,472)	-21.7

	$782,632	100.0%	$702,647	100.0%	$79,985	11.4%

Gross Profit

For the Six Months Ended

	March 31,	March 31,
	2009	2008	Change
	(dollars in millions)

Gross Profit	$190.3	$160.1	$30.2		18.9%

Gross Margin	24.3%	22.8%		1.5%

        Our gross profit increased $30.2 million or 18.9% in YTD 2009, while our gross margin also increased to 24.3% in YTD 2009 from 22.8% in YTD 2008.  The margin rate increase was largely the result of a product mix shift to more residential roofing products, which have substantially higher gross margins than the more competitive non-residential market.  In addition, the benefit of lower weighted-average costs of residential roofing products in comparison to current prices of those products in the marketplace continued from the fourth quarter of fiscal YTD 2009 into the first quarter of this year.  This weighted-average residential cost effect ended during the beginning of the second quarter of 2009, and we currently expect our future overall gross margin to range from 23-24.5%, dependant upon product mix.

Operating Expenses

For the Six Months Ended

	March 31,	March 31,
	2009	2008	Change
	(dollars in millions)

Operating Expenses	$151.1	$151.2	$(0.1)		-0.1%

Operating Expenses as a % of Sales	19.3%	21.5%		-2.2%

        Our operating expenses decreased by $0.1 million to $151.1 million in YTD 2009 from $151.2 million in YTD 2008. The following factors were the leading causes of our lower operating expenses:

•
savings of $1.1 million in selling expenses, primarily from lower fuel costs, partially offset by an increase in certain other selling expenses such as credit card fees (associated with the higher sales);

•	savings of $1.2 million in general & administrative expenses, primarily from lower insurance costs; and
•	reduced depreciation and amortization expense of $2.2 million due to lower amortization of intangible assets and the impact of very low capital expenditures in fiscal year 2008;
mostly offset by:
•
an increase of $3.1 million in payroll and related costs primarily from higher incentive-based pay accruals, including profit-sharing, and less favorable medical insurance claims experience, partially offset by the benefit from a lower headcount; and

•	an increase of $1.3 million in warehouse expenses, mostly due to costs associated with the closing of the six branches;

        In YTD 2009, we expensed a total of $6.2 million for the amortization of intangible assets recorded under purchase accounting compared to $7.7 million in YTD 2008. Our operating expenses as a percentage of net sales decreased to 19.3% in YTD 2009 from 21.5% in YTD 2008 as we were able to control our variable costs related to the increased sales and better leverage our fixed costs.

Interest Expense

        Interest expense decreased $2.0 million to $11.7 million in YTD 2009 from $13.7 million in YTD 2008. This decrease was primarily due to a pay down of debt and lower average interest rates, which affected the unhedged portion of our variable-rate debt.  Interest expense would have been $2.8 million less in YTD 2009 without the impact of our derivatives, while there was no impact from the derivatives in YTD 2008.

Income Taxes

        Income tax expense of $11.2 million was recorded in YTD 2009, an effective tax rate of 40.9%, compared to an income tax benefit of $2.0 million in YTD 2008, an effective tax rate of 41.0%.

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

	Fiscal Year 2009		Fiscal Year 2008

	Qtr 1	Qtr 2	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data)
	(unaudited)
Net sales	$463.3	$319.3	$398.4	$304.3	$514.6	$567.2
Gross profit	116.0	74.3	91.7	68.4	120.2	139.7
Income (loss) from operations	37.7	1.5	15.8	(6.9)	36.9	48.9
Net income (loss)	$18.6	$(2.4)	$5.2	$(8.1)	$18.3	$24.9

Earnings (loss) per share - basic	$0.42	$(0.05)	$0.12	$(0.18)	$0.41	$0.56
Earnings (loss) per share - fully diluted	$0.41	$(0.05)	$0.12	$(0.18)	$0.41	$0.55

Quarterly sales as % of year's sales			22.3%	17.1%	28.8%	31.8%
Quarterly gross profit as % of year's gross profit			21.8%	16.3%	28.6%	33.3%
Quarterly income (loss) from operations as % of
year's income (loss) from operations			16.7%	-7.3%	39.0%	51.6%

The calculations of the net loss per share for the second quarter of both years do not include the effect of stock options since the impact would have been anti-dilutive.

Liquidity and Capital Resources

        We had cash and cash equivalents of $98.1 million at March 31, 2009 compared to $10.6 million at March 31, 2008 and $26.0 million at September 30, 2008. Our net working capital was $296.3 million at March 31, 2009 compared to $222.5 million at March 31, 2008 and $274.8 million at September 30, 2008.

YTD 2009 Compared to YTD 2008

        Our net cash provided by operating activities was $84.8 million in YTD 2009 compared to $29.5 million in YTD 2008. In addition to the benefit from improved operating results, accounts receivable and prepaid expenses and other assets decreased in YTD 2009 by $113.4 and $7.3 million, respectively, primarily due to normal seasonal declines. The favorable impact from these changes were partially offset by a decrease of $69.6 million in accounts payable and accrued expenses, due principally to a normal seasonal decline and the payment of previously accrued income taxes.  The number of days outstanding for accounts receivable, based upon year-to-date sales for each period, decreased in YTD 2009 from YTD 2008 mainly from the impact of the stronger sales, while inventory turns increased slightly in YTD 2009 as compared to YTD 2008.

        Net cash used in investing activities increased by $3.6 million in YTD 2009 to $4.8 million from $1.2 million in YTD 2008, due to increased capital spending. We are closely managing our capital expenditures during these challenging economic times and we expect full fiscal year 2009 capital expenditures to total 0.5% to 0.7% of net sales.

        Net cash used by financing activities was $7.9 million in YTD 2009 compared to $23.9 million in YTD 2008. These quarterly amounts primarily reflected repayments under our revolving lines of credit and term loan. As discussed further below, there was a $7 million accelerated payment due under the term loan at March 31, 2009 that was paid in April 2009.

Capital Resources

        Our principal source of liquidity at March 31, 2009 was our cash and cash equivalents of $98.1 million and our available borrowings of $130.7 million under revolving lines of credit, subject to compliance with the maximum consolidated leverage ratio below. Our borrowing base availability is determined primarily by trade accounts receivable, less outstanding borrowings and letters of credit. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets have been classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months.

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

        Our primary capital needs are for working capital obligations and other general corporate purposes, including acquisitions and capital expenditures. Our primary sources of working capital are cash from operations and cash equivalents supplemented by bank borrowings. In the past, we have financed acquisitions initially through increased bank borrowings, the issuance of common stock and other borrowings. We then repay any such borrowings with cash flows from operations. We have funded most of our past capital expenditures with cash on hand or through increased bank borrowings, including equipment financing, and then have reduced those obligations with cash flows from operations.

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

        The Credit Facility consists of a U.S. revolving credit facility of $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and provided an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $130.7 million available for revolver borrowings at March 31, 2009, subject to compliance with the maximum consolidated leverage ratio below, with $0.1 million outstanding under the US Revolver that carried an interest rate of 3.25%.  Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets were classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months. There were $5.1, $4.5 and $4.3 million of outstanding standby letters of credit at March 31, 2009, March 31, 2008 and September 30, 2008, respectively. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.9 million, and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

Excess Cash Flow

        By May 15 of each fiscal year, we must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on our results for fiscal year 2008, a payment of $7.0 million was paid in April 2009.

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

       The US Revolver currently carries interest rates of the base rate plus 0.75% (3.25% at March 31, 2009)), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75%, and the Term Loan carries an interest rate of LIBOR plus 2% (3.44% and 2.52% for two LIBOR arrangements under the Term Loan at March 31, 2009). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year.

        Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

        On the last day of each fiscal quarter, our Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0. At March 31, 2009, this ratio was 1.67:1.

Capital Expenditures

        We cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

        As of March 31, 2009, we were in compliance with these covenants. Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries secure obligations under the Credit Facility.

Equipment Financing Facility

        We have an equipment financing facility which allows for the financing of up to $5.5 million of purchased transportation and material handling equipment through February 15, 2010 at an interest rate approximately 3% above the 5- or 6-year term swap rate at the time of the advances. There were no amounts outstanding under this facility at March 31, 2009; however, there were $22.1 million of equipment financing loans outstanding under prior equipment financing facilities at March 31, 2009, with fixed interest rates ranging from 5.5% to 7.4%.

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

        At March 31, 2009, we had $341.3 million of term loans outstanding under our Credit Facility, $0.1 million of borrowings under revolving lines of credit, and $22.1 million of equipment financing outstanding. Our weighted-average effective interest rate on that debt, after considering the effect of the interest rate swaps, was 6.12% at March 31, 2009 (6.59% at March 31, 2008). A hypothetical 10% increase in interest rates in effect at March 31, 2009, would have increased annual interest expense on the borrowings outstanding at that date by only $0.1 million, since most of the interest cost on our current bank debt is fixed by the financial derivatives.

        We enter into interest rate swaps and collars to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The collar agreements, also discussed below, provide for fixed-rate caps and floors. The aggregate fair value of these swaps and collars represented an unrealized loss of $12.9 million at March 31, 2009. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at March 31, 2009, would result in an aggregate unrealized gain or (loss) in value of the swaps and collars of approximately $0.4 million or ($0.4) million, respectively.

Financial Derivatives

        As discussed above, we use interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of our variable-rate borrowings into fixed-rate borrowings. We had interest rate derivative instruments outstanding in a total notional amount of $300 million at March 31, 2009, which consisted of: a) interest rate swaps totaling $200 million, expiring in April 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.99% and a cap rate of 5.75%; and c) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.75% and a cap rate of 6.00%. We entered into these instruments during the second quarter of 2007. The derivative instruments are designated as cash flow hedges, for which we record the effective portions of changes in their fair value, net of tax, in other comprehensive income. We recognize any ineffective portion of our hedges in earnings, of which there has been none to date.

Foreign Exchange Risk

        There have been no material changes from what we reported in our Form 10-K for the year ended September 30, 2008.

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act"). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of March 31, 2009, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2009, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Items 1-3 and 5 are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on February 5, 2009 to elect a board of seven directors. Each director nominee was elected.

The numbers of votes for each director nominee were as follows:

DIRECTOR NOMINEE	VOTES FOR	VOTES WITHHELD
Robert R. Buck	39,447,518	1,161,359
Andrew R. Logie	40,078,659	530,218
H. Arthur Bellows, Jr.	37,134,431	3,474,446
James J. Gaffney	40,213,934	394,943
Peter M. Gotsch	37,656,529	2,952,348
Stuart A. Randle	40,217,382	391,495
Wilson B. Sexton	39,617,068	991,809

Item 6.    Exhibits

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Document Description

31.1	Certification by Robert R. Buck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David R. Grace pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert R. Buck and David R. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature Page

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2009.

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