Form 10-Q
period 2009-06-30
BEACON ROOFING SUPPLY INC
filed 2009-08-07
CIK 1124941

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of August 1, 2009, there were 45,128,463 outstanding shares of the registrant's common stock, $.01 par value per share.

BEACON ROOFING SUPPLY, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2009
INDEX

Part I.	Financial Information	2
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	2
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	10
	Overview	10
	Results of Operations	11
	Seasonality and Quarterly Fluctuations	15
	Liquidity and Capital Resources	15
	Cautionary Statement	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
	Interest Rate Risk	18
	Foreign Exchange Risk	19

Item 4.	Controls and Procedures	19

Part II.	Other Information	19

Item 6.	Exhibits	19

Signature Page		20

Index to Exhibits		21

BEACON ROOFING SUPPLY, INC.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
  Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	June 30,	June 30,	September 30,
	2009	2008	2008
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$83,037	$11,503	$26,038
Accounts receivable, less allowance of $14,754 at June 30, 2009, $11,113 at June 30, 2008, and $12,978 at September 30, 2008	226,741	276,857	283,652
Inventories	216,341	203,101	209,255
Prepaid expenses and other assets	39,582	38,121	45,799
Deferred income taxes	20,860	17,601	18,126

Total current assets	586,561	547,183	582,870

Property and equipment, net	53,883	58,119	56,712
Goodwill	353,209	354,813	354,269
Other assets, net	64,016	78,465	73,965

Total assets	$1,057,669	$1,038,580	$1,067,816

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$180,085	$191,975	$198,429
Accrued expenses	82,332	87,830	89,755
Current portion of long-term obligations	8,160	16,674	19,926

Total current liabilities	270,577	296,479	308,110

Senior notes payable, net of current portion	329,875	340,375	332,500
Deferred income taxes	34,516	36,516	35,362
Long-term obligations under equipment financing and other, net of current portion	21,848	26,581	25,143

Commitments and contingencies

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 45,121,746 issued at June 30, 2009, 44,297,906 at June 30, 2008 and 44,820,550 at September 30, 2008	451	443	448
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	224,500	215,407	219,669
Retained earnings	180,332	122,013	146,946
Accumulated other comprehensive income (loss)	(4,430)	766	(362)

Total stockholders' equity	400,853	338,629	366,701

Total liabilities and stockholders' equity	$1,057,669	$1,038,580	$1,067,816

Note: The balance sheet at September 30, 2008
has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

  BEACON ROOFING SUPPLY, INC.
      Consolidated Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Unaudited
(Dollars in thousands, except per share data)

Net sales	$463,586	$514,647	$1,246,218	$1,217,294
Cost of products sold	355,761	394,474	948,117	937,035

Gross profit	107,825	120,173	298,101	280,259

Operating expenses	74,239	83,240	225,382	234,489

Income from operations	33,586	36,933	72,719	45,770

Interest expense	5,566	5,977	17,304	19,714

Income before income taxes	28,020	30,956	55,415	26,056

Income tax expense	10,833	12,692	22,029	10,683

Net income	$17,187	$18,264	$33,386	$15,373

Net income per share:
Basic	$0.38	$0.41	$0.74	$0.35

Diluted	$0.38	$0.41	$0.74	$0.34

Weighted average shares used in computing net income per share:
Basic	45,100,853	44,291,478	44,954,582	44,281,768

Diluted	45,541,415	45,059,653	45,417,863	44,818,107

The accompanying Notes are an integral part of the Consolidated Financial Statements.

  BEACON ROOFING SUPPLY, INC.
     Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2009	2008

	Unaudited (in thousands)

Operating activities:
Net income	$33,386	$15,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,835	25,755
Stock-based compensation	3,626	3,772
Deferred income taxes	(735)	(1,470)
Changes in assets and liabilities:
Accounts receivable	55,086	(9,798)
Inventories	(8,143)	(37,495)
Prepaid expenses and other assets	2,622	(1,878)
Accounts payable and accrued expenses	(24,375)	34,926
Net cash provided by operating activities	84,302	29,185

Investing activities:
Purchases of property and equipment, net of sales proceeds	(10,691)	(2,321)
Net cash used in investing activities	(10,691)	(2,321)

Financing activities:
Repayments under revolving lines of credit, net	(4,743)	(17,157)
Net repayments under senior notes payable, and other	(13,087)	(4,472)
Proceeds from exercise of options	1,100	47
Income tax benefit from stock-based compensation deductions in excess of the
associated compensation costs	108	21
Net cash used by financing activities	(16,622)	(21,561)

Effect of exchange rate changes on cash	10	(269)

Net increase in cash and cash equivalents	56,999	5,034
Cash and cash equivalents at beginning of year	26,038	6,469

Cash and cash equivalents at end of period	$83,037	$11,503

Cash paid during the year for:
Interest	$13,879	$14,793
Income taxes, net of refunds	34,787	9,660

The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Beacon Roofing Supply, Inc. (the "Company") prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. The balance sheet as of June 30, 2008 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (third quarter) and the nine-month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2009.

The Company's fiscal year ends on the last day in September of each year and each quarter ends on the last day of the respective third calendar month. The nine-month periods ended June 30, 2009 and June 30, 2008 both had 189 business days, while the three-month periods ended June 30, 2009 and June 30, 2008 both had 64 business days.

You should also read the financial statements and notes included in the Company's fiscal year 2008 Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in that Annual Report.

Adoption of Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This statement was effective for the current quarter and the Company, consistent with its prior practice, has evaluated all subsequent events that occurred through the time this Form 10-Q was filed with the SEC on August 7, 2009.

In April 2009, the FASB issued FASB Staff Position (FSP) on Financial Accounting Statement (FAS) 107-1 and Accounting Principles Board Opinion (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends Statement on Financial Accounting Standards (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosure about fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 were effective for the Company in the current quarter; however the adoption of FSP FAS 107-1 and APB 28-1 had no impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133, which requires enhanced disclosures about an entity’s derivative and hedging activities. In addition to disclosing the fair values of derivative instruments and their gains and losses in a tabular format, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 was effective for the Company in the quarter ended March 31, 2009 and the related disclosures have been included in this Form 10-Q (see Note 7).

Effective October 1, 2008, the Company prospectively implemented the provisions of SFAS No. 157, Fair Value Measurements.  For the fair value measurements that are required or permitted under other standards, SFAS 157 clarifies the fair value objective and establishes a framework for developing fair value estimates. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs), the next priority to observable market based inputs or unobservable inputs that are corroborated by market data (Level 2 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The Company’s assets and liabilities that are measured at fair value on a recurring basis are its interest

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

1. Basis of Presentation (Continued)

rate swaps and collars (Note 7).

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

The following table reflects the calculation of weighted-average shares outstanding for each period presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Weighted-average common shares outstanding for basic	45,100,853	44,291,478	44,954,582	44,281,768
Dilutive effect of stock options	440,562	768,175	463,281	536,339

Weighted-average shares assuming dilution	45,541,415	45,059,653	45,417,863	44,818,107

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

Compensation cost arising from stock options granted to employees and non-employee directors is recognized as an expense using the straight-line method over the vesting period. As of June 30, 2009, there was $5.4 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years. The Company recorded stock-based compensation expense of $1.2 million ($0.7 million net of tax) for both the three months ended June 30, 2009 and 2008, and $3.6 million ($2.1 million net of tax) and $3.8 million ($2.2 million net of tax) for the nine months ended June 30, 2009 and 2008, respectively.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

3. Stock-Based Compensation (Continued)

The fair values of options were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended June 30,
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

The following table summarizes stock options outstanding as of June 30, 2009, as well as activity during the nine months then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in Years)	(in Millions)
Outstanding at September 30, 2008	3,082,080	$12.90
Granted	873,356	12.20
Exercised	(301,196)	3.65
Canceled	(97,550)	$16.58

Outstanding at June 30, 2009	3,556,690	$13.41	7.2	$11.3

Vested or Expected to Vest at June 30, 2009	3,453,584	$13.43	7.1	$11.0

Exercisable at June 30, 2009	2,083,752	$13.90	6.1	$7.3

The aggregate intrinsic values above include only in-the-money options. As of June 30, 2009, there were remaining options to purchase 1,718,918 shares of common stock available for grants under the Company's 2004 Stock Plan. The weighted-average grant date fair values of stock options granted during the nine months ended June 30, 2009 and June 30, 2008 were $6.35 and $4.54, respectively. The intrinsic value of stock options exercised during the nine months ended June 30, 2009 and June 30, 2008 was $2.8 and $0.2 million, respectively. At June 30, 2009, the Company had $13.6 million of excess tax benefits available for potential deferred tax write-offs related to option accounting.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

4. Comprehensive Income (loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income. For the Company, these consisted of the following items:

Unaudited	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008

Net income	$17,187	$18,264	$33,386	$15,373

Foreign currency translation adjustment	2,940	227	(3,311)	(1,179)
Tax effect	(1,029)	(115)	1,339	413
Foreign currency translation adjustment, net	1,911	112	(1,972)	(766)

Unrealized gain (loss) on financial derivatives	1,955	5,069	(3,506)	(6,136)
Tax effect	(786)	(2,040)	1,410	2,468
Unrealized gain (loss) on financial derivatives, net	1,169	3,029	(2,096)	(3,668)

Comprehensive income	$20,267	$21,405	$29,318	$10,939

5. Debt

The Company currently has the following credit facilities:

•	a senior secured credit facility in the U.S.;

•	a Canadian senior secured credit facility; and

•	an equipment financing facility.

Senior Secured Credit Facilities

On November 2, 2006, the Company entered into an amended and restated seven-year $500 million U.S. senior secured credit facility and a C$15 million senior secured Canadian credit facility with GE Antares Capital ("GE Antares") and a syndicate of other lenders (combined, the "Credit Facility"). The Credit Facility consists of a U.S. revolving credit facility of $150 million, which includes a sub-facility of $20 million for letters of credit, and an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company. As of June 30, 2009, there were $0.1 million of revolver borrowings and $333.4 million of Term Loan outstanding and the Company was in compliance with the covenants under the Credit Facility. The current portion of long-term obligations as of September 30, 2008 included a $7 million accelerated payment due under the Term Loan that was made in April 2009. Substantially all of the Company's assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

Equipment Financing Facility

The Company has an equipment financing facility which allows for the financing of up to $5.5 million of purchased transportation and material handling equipment through February 15, 2010 at an interest rate approximately 3% above the 5- or 6-year term swap rate at the time of the advances.  There were no amounts outstanding under this facility at June 30, 2009; however, there were $21.0 million of equipment financing loans outstanding under prior equipment financing facilities at June 30, 2009, with fixed interest rates ranging from 5.5% to 7.4% and payments due through September 2014.

6. Foreign Sales

Foreign (Canadian) sales totaled $61.5 and $68.6 million in the nine months ended June 30, 2009 and June 30, 2008, respectively.

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

The Company is using interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. There were interest rate derivative instruments outstanding in a total notional amount of $500 million at June 30, 2009, which consisted of: a) interest rate swaps totaling $200 million, expiring in April 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.99% and a cap rate of 5.75%; c) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.75% and a cap rate of 6.00%; d) a $100 million future interest rate swap executed in May 2009, with interest cash flows commencing in April 2010 and expiring in April 2013 and with a fixed rate of 2.72%; e) a $50 million future interest rate swap executed in June 2009, with interest cash flows commencing in April 2010 and expiring in April 2013 and with a fixed rate of 3.12%; and f) a $50 million future interest rate swap executed in June 2009, with interest cash flows commencing in April 2010 and expiring in April 2013 and with a fixed rate of 3.11%.

These derivative instruments are designated as cash flow hedges, for which the Company records the effective portions of changes in their fair value, net of taxes, in other comprehensive income (Note 4). The effectiveness of the hedges is periodically assessed by the Company during the lives of the hedges by 1) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and 2) through an evaluation of the counterparties to the hedges to honor their obligations under the hedges. Any ineffective portion of the hedges is recognized in earnings, of which there has been none to date and none is anticipated.

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense.  Since inception, the Company has not recognized any gains or losses on these hedges and there has been no effect on income from hedge ineffectiveness.  The table below presents the combined fair value of the interest rate swap and collar instruments on the balance sheets as of June 30, 2009, June 30, 2008, and September 30, 2008 (in thousands):

	Unrealized Losses
	June 30,	June 30,	September 30,	Fair Value Hierarchy
Location on Balance Sheet	2009	2008	2008	Established in SFAS 157
	(Dollars in thousands)

Accrued expenses	$10,902	$8,225	$7,396	Level 2

The fair values of the interest rate swaps and collars were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the swap and collar agreements.

8. Recent Accounting Pronouncements

In June 2009, the FASB issued FAS 166, Accounting for Transfers of Financial Assets, and FAS 167, Amendments to FASB Interpretation No. 46(R), which change the way entities account for securitizations and special purpose entities. Both statements are effective for annual reporting periods beginning after November 15, 2009 and therefore will be effective for the Company in the fiscal year beginning October 1, 2010.  The adoption of FAS 166 and 167 is not expected to have an impact on the financial statements.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date for the Company to October 1, 2009 for any nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). The adoption of FAS 157-2 is not expected to have a material impact on the financial statements.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2008 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2009” and “YTD 2009” refer to the three months (third quarter) and nine months (year-to-date) ended June 30, 2009, respectively, of our fiscal year ending September 30, 2009, and all references to “2008” and “YTD 2008” refer to the three months (third quarter) and nine months (year-to-date) ended June 30, 2008, respectively, of our fiscal year ended September 30, 2008. Certain tabular information may not foot due to rounding.

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

We distribute up to 10,000 SKUs through 169 branches in the United States and Canada. We had 2,279 employees as of June 30, 2009, including our sales and marketing team of 926 employees.

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

  Results of Operations

The following table presents, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods presented. Percentages may not foot due to rounding.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.7	76.6	76.1	77.0

Gross profit	23.3	23.4	23.9	23.0

Operating expenses	16.0	16.2	18.1	19.3

Income from operations	7.2	7.2	5.8	3.8
Interest expense	(1.2)	(1.2)	(1.4)	(1.6)

Income before income taxes	6.0	6.0	4.4	2.1
Income tax expense	(2.3)	(2.5)	(1.8)	(0.9)

Net income	3.7%	3.5%	2.7%	1.3%

        In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we have referred to growth in existing markets or internal growth in our prior filings, we included growth from existing and newly opened branches but excluded growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. At June 30, 2009, we had a total of 169 branches in operation, all of which are considered existing-market branches.

 Three Months Ended June 30, 2009 ("2009") Compared to the Three Months Ended June 30, 2008 ("2008")

Net Sales

        Consolidated net sales decreased $51.1 million, or 9.9%, to $463.6 million in 2009 from $514.6 million in 2008. We attribute the sales decrease primarily to the following factors:

•	significant decline in non-residential roofing activity,
•	continued weakness in new residential roofing activity in most markets;
•	continued weak complementary product sales in most markets; and
•	eight fewer branches;
partially offset by the positive impact of:
•	higher average year-over-year prices, especially in residential roofing products; and
•	increased re-roofing activity in the areas affected by Hurricane Ike.

We did not open or close any branches in this year’s or last year’s third quarter. We estimate inflation increased this year’s sales by 11-13% over last year’s third quarter, indicating a drop in volume of 21-23%, mostly in non-residential roofing and complementary product sales. We had 64 business days in both 2009 and 2008.  Net sales by geographical region grew or (declined) as follows: Northeast (20.8%); Mid-Atlantic (11.7%); Southeast 4.9%; Southwest 19.7%; Midwest (22.8%); West (30.1%); and Canada (8.4%). These variations were primarily caused by short-term factors such as local economic conditions and storm activity. Our product group sales were as follows:

 For the Three Months Ended

	June 30, 2009		June 30, 2008
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$245,937	53.1%	$222,799	43.3%	$23,138	10.4%
Non-residential roofing products	156,758	33.8%	210,572	40.9%	(53,814)	-25.6
Complementary building products	60,891	13.1%	81,276	15.8%	(20,385)	-25.1

	$463,586	100.0%	$514,647	100.0%	$(51,061)	-9.9%

Gross Profit

For the Three Months Ended

	June 30,	June 30,
	2009	2008	Change
	(dollars in millions)

Gross profit	$107.8	$120.2	$(12.4)		-10.3%

Gross margin	23.3%	23.4%		-0.1%

        Our gross profit decreased $12.4 million or 10.3% in 2009, while our gross margin also decreased to 23.3% in 2009 from 23.4% in 2008.  The slight margin rate decrease was the result of increased competition for fewer orders, partially offset by a product mix shift to more residential roofing products, which have substantially higher gross margins than the more competitive non-residential market. Gross margins in residential roofing, excluding vendor incentives, which represent our invoiced gross margin, decreased in 2009 compared to 2008, while invoiced gross margins in non-residential roofing and complementary margins were virtually flat to last year. The drop in invoiced gross margins in residential roofing products was partially offset by increased short-term vendor incentive rebates.

        Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins than our warehouse sales, represented 19.3% and 22.4% of our net sales for 2009 and 2008, respectively. The decrease in the percentage of direct sales was attributable to the lower mix of non-residential roofing product sales. There were no material changes in the direct sales mix of our geographical regions.

Operating Expenses

For the Three Months Ended

	June 30,	June 30,
	2009	2008	Change
	(dollars in millions)

Operating expenses	$74.2	$83.2	$(9.0)		-10.8%

Operating expenses as a % of sales	16.0%	16.2%		-0.2%

        Our operating expenses decreased by $9.0 million or 10.8% to $74.2 million in 2009 from $83.2 million in 2008. The following factors were the leading causes of our lower operating expenses:

•	savings of $5.4 million in payroll and related costs, due to a lower employee headcount, a reduction in overtime, and lower incentive-based pay;

•	savings of $3.1 million in selling expenses, primarily from lower transportation costs due to lower fuel costs and the lower sales volume;
•	reduced depreciation and amortization expense of $0.7 million due to lower amortization of intangible assets and the impact of very low capital expenditures in fiscal year 2008; and
•	reductions of $0.5 million in other general & administrative expenses;
partially offset by:
•	an increase of $0.6 million in the provision for bad debts.

        In 2009, we expensed a total of $3.0 million for the amortization of intangible assets recorded under purchase accounting compared to $3.7 million in 2008. Our operating expenses as a percentage of net sales decreased to 16.0% in 2009 from 16.2% in 2008 as we were able to control our variable costs in relationship to the lower sales volume.

Interest Expense

        Interest expense decreased $0.4 million to $5.6 million in 2009 from $6.0 million in 2008. This decrease was primarily due to a paydown of debt and lower average interest rates, which affected the unhedged portion of our variable-rate debt.  Interest expense would have been $2.5 and $1.4 million less in 2009 and 2008, respectively, without the impact of our derivatives.

Income Taxes

        An income tax expense of $10.8 million was recorded in 2009, an effective tax rate of 38.7%, compared to $12.7 million in 2008, an effective tax rate of 41.0%. The decrease in the effective rate reflects changes in allocations of taxable income and losses among the states in which we are located and other changes in our year-to-date estimates for fiscal 2009, as well as certain discrete items recognized in the third quarter upon the filing of our fiscal year 2008 tax returns. We currently expect our full fiscal year 2009 effective income tax rate to be approximately 40%.

Nine Months Ended June 30, 2009 ("YTD 2009") Compared to the Nine Months Ended June 30, 2008 ("YTD 2008")

Net Sales

        Consolidated net sales increased $28.9 million, or 2.4%, to $1.25 billion in YTD 2009 from $1.22 billion in YTD 2008. We attribute the sales increase primarily to higher average year-over-year prices (especially in residential roofing products), including a slightly higher estimated year-to-date inflation impact than in the third quarter, and strong re-roofing activity from Hurricane Ike, partially offset by the same negative factors mentioned above for the third quarter. We closed six branches in YTD 2009, while we opened one branch and closed two branches in YTD 2008.  We had 189 business days in both YTD 2009 and YTD 2008. Net sales by geographical region grew or (declined) as follows: Northeast (13.7%); Mid-Atlantic (9.5%); Southeast 9.6%; Southwest 62.6%; Midwest (11.0%); West (18.3%); and Canada (10.3%).  These variations were primarily caused by short-term factors such as local economic conditions and storm activity. Our product group sales were as follows:

For the Nine Months Ended

	June 30, 2009		June 30, 2008
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$652,573	52.4%	$496,234	40.8%	$156,339	31.5%
Non-residential roofing products	422,773	33.9%	499,225	41.0%	(76,452)	-15.3
Complementary building products	170,872	13.7%	221,835	18.2%	(50,963)	-23.0

	$1,246,218	100.0%	$1,217,294	100.0%	$28,924	2.4%

Gross Profit

For the Nine Months Ended

	June 30,	June 30,
	2009	2008	Change
	(dollars in millions)

Gross profit	$298.1	$280.3	$17.8		6.4%

Gross margin	23.9%	23.0%		0.9%

        Our gross profit increased $17.8 million or 6.4% in YTD 2009, while our gross margin also increased to 23.9% in YTD 2009 from 23.0% in YTD 2008.  The margin rate increase was largely the result of a product mix shift to more residential roofing products, which have substantially higher gross margins than the more competitive non-residential market.  In addition, the benefit of lower weighted-average costs of residential roofing products in comparison to current prices of those products in the marketplace continued from the fourth quarter of fiscal year 2008 into the first quarter of this year.  This weighted-average residential cost effect ended during the beginning of the second quarter of 2009 and we currently expect our future overall gross margin to range from 23-24.5%, dependant upon product mix.

        Direct sales (products shipped by our vendors directly to our customers) represented 18.5% and 22.3% of our net sales for YTD 2009 and YTD 2008, respectively.  The decrease in the percentage of direct sales was attributable to the lower mix of non-residential roofing product sales. There were no material changes in the direct sales mix of our geographical regions.

Operating Expenses

For the Nine Months Ended

	June 30,	June 30,
	2009	2008	Change
	(dollars in millions)

Operating expenses	$225.4	$234.5	$(9.1)		-3.9%

Operating expenses as a % of sales	18.1%	19.3%		-1.2%

        Our operating expenses decreased by $9.1 million to $225.4 million in YTD 2009 from $234.5 million in YTD 2008. The following factors were the leading causes of our lower operating expenses:

•
savings of $4.2 million in selling expenses, primarily from lower transportation costs driven by lower fuel costs, but also from lower sales volumes, partially offset by an increase in certain other selling expenses such as credit card fees;

•
savings of $2.3 million in payroll and related costs, primarily from the benefit from a lower headcount and reduction in overtime, partially offset by higher incentive-based pay accruals, including profit-sharing, and less favorable medical insurance claims experience;

•	reductions of $1.5 million in other general & administrative expenses, including savings in insurance costs; and
•	reduced depreciation and amortization expense of $2.9 million due to lower amortization of intangible assets and the impact of very low capital expenditures in fiscal year 2008;
partially offset by:
•	an increase of $1.3 million in warehouse expenses, mostly due to costs associated with the closing of the six branches; and
•	an increase of $0.6 million in the provision for bad debts.

        In YTD 2009, we expensed a total of $9.2 million for the amortization of intangible assets recorded under purchase accounting compared to $11.3 million in YTD 2008. Our operating expenses as a percentage of net sales decreased to 18.1% in YTD 2009 from 19.3% in YTD 2008 as we were able to control our variable costs related to the increased sales and better leverage our fixed costs.

Interest Expense

        Interest expense decreased $2.4 million to $17.3 million in YTD 2009 from $19.7 million in YTD 2008. This decrease was primarily due to a pay down of debt and lower average interest rates, which affected the unhedged portion of our variable-rate debt.  Interest expense would have been $5.3 and $1.4 million less in YTD 2009 and YTD 2008, respectively, without the impact of our derivatives.

Income Taxes

        Income tax expense of $22.0 million was recorded in YTD 2009, an effective tax rate of 39.8%, compared to $10.7 million in YTD 2008, an effective tax rate of 41.0%.

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

	Fiscal year 2009			Fiscal year 2008
	Qtr 1	Qtr 2	Qtr 3	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data)
	(unaudited)
Net sales	$463.3	$319.3	$463.6	$398.4	$304.3	$514.6	$567.2
Gross profit	116.0	74.3	107.8	91.7	68.4	120.2	139.7
Income (loss) from operations	37.7	1.5	33.6	15.8	(6.9)	36.9	48.9
Net income (loss)	$18.6	$(2.4)	$17.2	$5.2	$(8.1)	$18.3	$24.9

Earnings (loss) per share - basic	$0.42	$(0.05)	$0.38	$0.12	$(0.18)	$0.41	$0.56
Earnings (loss) per share - fully diluted	$0.41	$(0.05)	$0.38	$0.12	$(0.18)	$0.41	$0.55

Quarterly sales as % of year's sales				22.3%	17.1%	28.8%	31.8%
Quarterly gross profit as % of year's gross profit				21.8%	16.3%	28.6%	33.3%
Quarterly income (loss) from operations as % of year's income (loss) from operations				16.7%	-7.3%	39.0%	51.6%

The calculations of the net loss per share for the second quarter of both years do not include the effect of stock options since the impact would have been anti-dilutive.

Liquidity and Capital Resources

        We had cash and cash equivalents of $83.0 million at June 30, 2009 compared to $11.5 million at June 30, 2008 and $26.0 million at September 30, 2008. Our net working capital was $316.0 million at June 30, 2009 compared to $250.7 million at June 30, 2008 and $274.8 million at September 30, 2008.

YTD 2009 Compared to YTD 2008

        Our net cash provided by operating activities was $84.3 million in YTD 2009 compared to $29.2 million in YTD 2008. In addition to the benefit from improved operating results, accounts receivable decreased by $55.1 million in YTD 2009 due primarily to the collection of the high year-end receivables and the lower third quarter sales. The favorable impact from those changes were partially offset by a decrease of $24.4 million in accounts payable and accrued expenses, due to lower third quarter purchasing levels, voluntary and discounted accelerated payments to certain vendors, and the payment of previously accrued income taxes.  In addition, inventories increased by $8.1 million due mostly to normal seasonal factors. The number of days outstanding for accounts receivable, based upon year-to-date sales for each period, decreased in YTD 2009 from YTD 2008 mainly from the impact of a higher mix of residential roofing products, while inventory turns were flat in YTD 2009 as compared to YTD 2008.

        Net cash used in investing activities increased by $8.4 million in YTD 2009 to $10.7 million from $2.3 million in YTD 2008, due primarily to increased capital spending primarily for transportation and material handling equipment, but also due to the purchase of the land and building at one of our prior leased facilities for approximately $2.0 million. We are closely managing our capital expenditures during these challenging economic times and we expect full fiscal year 2009 capital expenditures to total 0.7% to 0.8% of net sales.

        Net cash used by financing activities was $16.6 million in YTD 2009 compared to $21.6 million in YTD 2008. These amounts primarily reflected repayments under our revolving lines of credit and term loan. As discussed further below, there was a $7 million accelerated payment due under the term loan that was made in April 2009.

Capital Resources

        Our principal source of liquidity at June 30, 2009 was our cash and cash equivalents of $83.0 million and our available borrowings of $157.7 million under revolving lines of credit, subject to compliance with the maximum consolidated leverage ratio below. Our borrowing base availability is determined primarily by trade accounts receivable, less outstanding borrowings and letters of credit. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets have been classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months.

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

        The Credit Facility consists of a U.S. revolving credit facility of $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and provided an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $157.7 million available for revolver borrowings at June 30, 2009, subject to compliance with the maximum consolidated leverage ratio below, with $0.1 million outstanding under the US Revolver that carried an interest rate of 3.25%.  Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets were classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months. There were $5.1, $4.5 and $4.3 million of outstanding standby letters of credit at June 30, 2009, June 30, 2008 and September 30, 2008, respectively. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.9 million, and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

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

       The US Revolver currently carries interest rates of the base rate plus 0.75% (3.25% at June 30, 2009)), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75%, and the Term Loan carries an interest rate of LIBOR plus 2% (3.21% and 2.31% for two LIBOR arrangements under the Term Loan at June 30, 2009). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year.

        Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

        On the last day of each fiscal quarter, our Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0. At June 30, 2009, this ratio was 1.75:1.

Capital Expenditures

        We cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

        As of June 30, 2009, we were in compliance with these covenants.

        Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries secure obligations under the Credit Facility.

Equipment Financing Facility

        We have an equipment financing facility which allows for the financing of up to $5.5 million of purchased transportation and material handling equipment through February 15, 2010 at an interest rate approximately 3% above the 5- or 6-year term swap rate at the time of the advances. There were no amounts outstanding under this facility at June 30, 2009; however, there were $21.0 million of equipment financing loans outstanding under prior equipment financing facilities at June 30, 2009, with fixed interest rates ranging from 5.5% to 7.4%.

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

        At June 30, 2009, we had $333.4 million of term loans outstanding under our Credit Facility, $0.1 million of borrowings under revolving lines of credit, and $21.0 million of equipment financing outstanding. Our weighted-average effective interest rate on that debt, after considering the effect of the interest rate swaps, was 6.17% at June 30, 2009 (6.31% at June 30, 2008). A hypothetical 10% increase in interest rates in effect at June 30, 2009, would have increased annual interest expense on the borrowings outstanding at that date by only $0.1 million, since most of the interest cost on our current bank debt is fixed by the financial derivatives.

        We enter into interest rate swaps and collars to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The collar agreements, also discussed below, provide for fixed-rate caps and floors. The aggregate fair value of these swaps and collars represented an unrealized loss of $10.9 million at June 30, 2009. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at June 30, 2009, would result in an aggregate unrealized gain or (loss) in value of the swaps and collars of approximately $0.5 million or ($0.5) million, respectively.

Financial Derivatives

        As discussed above, we use interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of our variable-rate borrowings into fixed-rate borrowings. We had interest rate derivative instruments outstanding in a total notional amount of $500 million at June 30, 2009, which consisted of:  a) interest rate swaps totaling $200 million, expiring in April 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.99% and a cap rate of 5.75%; c) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.75% and a cap rate of 6.00%; d) a $100 million future interest rate swap executed in May 2009, with interest cash flows commencing in April 2010 and expiring in April 2013 and with a fixed rate of 2.72%; e) a $50 million future interest rate swap executed in June 2009, with interest cash flows commencing in April 2010 and expiring in April 2013 and with a fixed rate of 3.12%; and f) a $50 million future interest rate swap executed in June 2009, with interest cash flows commencing in April 2010 and expiring in April 2013 and with a fixed rate of 3.11%. The derivative instruments are designated as cash flow hedges, for which we record the effective portions of changes in their fair value, net of tax, in other comprehensive income. We recognize any ineffective portion of our hedges in earnings, of which there has been none to date.

Foreign Exchange Risk

        There have been no material changes from what we reported in our Form 10-K for the year ended September 30, 2008.

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act"). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of June 30, 2009, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2009, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  Signature Page

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2009.

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