Form 10-K
period 2009-09-30
BEACON ROOFING SUPPLY INC
filed 2009-12-01
CIK 1124941

Use these links to rapidly review the document
Table of Contents BEACON ROOFING SUPPLY, INC. Index to Annual Report on Form 10-K Year Ended September 30, 2009
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2009
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES    ☐ NO

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the end of the second quarter ended March 31, 2009 was $583,763,636.

          The number of shares of common stock outstanding as of November 1, 2009 was 45,265,967.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

BEACON ROOFING SUPPLY, INC.
Index to Annual Report
on Form 10-K

Year Ended September 30, 2009

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

ii

PART I

ITEM 1.    BUSINESS

Overview

        We are one of the largest distributors of residential and non-residential roofing materials in the United States and Canada. We also distribute other complementary building materials, including siding, windows, specialty lumber products and waterproofing systems for residential and nonresidential building exteriors. We currently operate 172 branches in 37 states and 3 Canadian provinces, carrying up to 10,000 SKUs and serving more than 40,000 customers. We are a leading distributor of roofing materials in key metropolitan markets in the Northeast, Mid-Atlantic, Midwest, Central Plains, South and Southwest regions of the United States and in Eastern Canada.

        For the fiscal year ended September 30, 2009, residential roofing products comprised 52% of our sales, non-residential roofing products accounted for 34% of our sales, and siding, waterproofing systems, windows, specialty lumber and other exterior building products provided the remaining 14% of our sales.

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

        We have achieved our growth through a combination of sixteen strategic and complementary acquisitions between 1999 and 2009, opening new branch locations, acquiring branches and broadening our product offering. We have grown from $127.0 million in sales in fiscal year 1999 to $1.734 billion in sales in fiscal year 2009, which represents a compound annual growth rate of 29.9%. Our internal growth, which includes growth from existing and newly opened branches but excludes growth from acquired branches, was 4.1% per annum over the same period. Acquired branches are excluded from internal growth measures until they have been under our ownership for at least four full fiscal quarters at the start of the reporting period. During this eleven-year period, we opened thirty-five new branch locations (of which we have only closed one), while our same store sales increased an average of 0.7%

per annum. Same store sales are defined as the aggregate sales from branches open for the entire comparable annual periods within the eleven-year period. Income from operations has increased from $8.5 million in fiscal year 1999 to $109.2 million in fiscal year 2009, which represents a compound annual growth rate of 29.1%. We believe that our proven business model can deliver industry-leading growth and operating profit margins.

        In fiscal year 2009, we had percentage changes in sales and income from operations of -2.8% and 15.3%, respectively, over fiscal year 2008. Both fiscal years 2009 and 2008 had 253 business days. We also opened three new branches, closed six branches, and did not acquire any branches during fiscal year 2009.

        Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website at www.beaconroofingsupply.com as soon as reasonably practical after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission.

History

        Our predecessor, Beacon Sales Company, Inc., was founded in Charlestown, Massachusetts (a part of Boston) in 1928. In 1984, when our former Chairman Andrew Logie acquired Beacon Sales Company with other investors, Beacon operated three distribution facilities and generated approximately $16 million in annual revenue. In August 1997, Code, Hennessy & Simmons III, L.P., a Chicago-based private equity fund, and certain members of management, purchased Beacon Sales Company to use it as a platform to acquire leading regional roofing materials distributors throughout the United States and Canada. At the time of the purchase by Code Hennessy and management, Beacon Sales Company operated seven branches in New England and generated approximately $72 million of revenue annually, primarily from the sale of non-residential roofing products. Since 1997, we have made seventeen strategic and complementary acquisitions. Also since 1997, we have opened a total of thirty-six new branches (of which we have only closed one). We have also expanded our product offerings to offer more residential roofing products and complementary exterior building materials and related services. Our strategic acquisitions, branch expansions, and product line extensions have increased the diversity of both our customer base and local market focus and generated cost savings through increased purchasing power and reduced overhead expenses as a percentage of net sales. We completed an initial public offering ("IPO") and became a public company in September 2004, and completed a follow-on stock offering in December 2005.

        We were incorporated in Delaware in 1997. Our principal executive offices are located at One Lakeland Park Drive, Peabody, MA 01960 and our telephone number is (978) 535-7668. Our Internet website address is www.beaconroofingsupply.com.

U.S. Industry Overview

        The U.S. roofing market, based upon manufacturer sales to distributors and others, was estimated to be approximately $13.7 billion in 2007, which is the latest industry information available to us, and is projected to grow 2.6% annually through 2012 to $15.6 billion. We believe this rate of growth is within the range the stable long-term growth rates in the industry over the past 40 years.

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

        Within the new construction portion of the residential roofing market, housing starts together with larger average roof sizes have supported prior growth in new residential roofing demand. New housing starts declined during 2006 through 2009, and the pace may continue at the lower levels or decline further in the near future.

  Non-residential roofing market

        Demand for roofing products used on non-residential buildings is forecast to continue to grow at a similar rate compared to the previous five years, but slower than the expected renewed future growth of roofing products used in residential construction. In recent years up until 2009, new non-residential roofing was the fastest-growing portion of the U.S. roofing market. However, more challenging economic conditions, including tighter credit markets, caused a decline in 2009 in new commercial projects and, to a lesser extent, re-roofing projects, and will likely continue to influence expenditures for non-residential roofing in the near term.

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

        These complementary products also significantly contribute to the overall building products market. In 2007, the U.S. siding market was approximately $10.5 billion and the U.S. window and door industry was approximately $34.9 billion. Both of these markets have been negatively impacted by the decline in new housing starts in recent years but are are expected to grow in line with that of the roofing industry over the next several years.

Our Strengths

        We believe the sales and earnings growth we have achieved over time has been and will continue to be driven by our primary competitive strengths, which include the following:

  •
  National scope combined with regional expertise.  We believe we are the second largest roofing materials distributor in the United States and Canada. We utilize a branch-based operating model in which branches maintain local customer relationships but benefit from centralized functions such as information technology, accounting, financial reporting, credit, purchasing, legal and tax services. This allows us to provide customers with specialized products and personalized local services tailored to a geographic region, while benefiting from the resources and scale efficiencies of a national distributor.

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

  •
  Sophisticated IT platform.  All of our locations, except for one fabrication facility, operate on the same management information systems. We have made a significant investment in our information systems, which we believe are among the most advanced in the roofing distribution industry. These systems provide us with a consistent platform across all of our operations that help us achieve additional cost reductions, greater operating efficiencies, improved purchasing, pricing and inventory management and a higher level of customer service. Our systems have substantial capacity to handle our future growth without requiring significant additional investment.

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

Growth Strategies

        Our objective is to become the preferred supplier of roofing and other exterior building product materials in the U.S. and Canadian markets while continuing to increase our revenue base and maximize our profitability. We plan to attain these goals by executing the following strategies:

  •
  Expand geographically through new branch openings.  Significant opportunities exist to expand our geographic focus by opening additional branches in existing or contiguous regions. Since 1997, we and our acquired companies have successfully entered numerous markets through greenfield expansion. Our strategy with respect to greenfield opportunities is to typically open branches: (1) within our existing markets; (2) where existing customers have expanded into new markets; or (3) in areas that have limited or no acquisition candidates and are a good fit with our business model. At times, we have acquired small distributors with one to three branches to fill in existing regions.

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

  •
  Expand product and service offerings.  We believe that continuing to increase the breadth of our product line and customer services are effective methods of increasing sales to current customers and attracting new customers. We work closely with customers and suppliers to identify new building products and services, including windows, siding, waterproofing systems, insulation and metal fabrication. In addition, we believe we can expand our business by introducing products that we currently only offer in certain of our markets into some of our other markets. We also believe we can expand particular product sales that are stronger in certain of our markets into our markets where those products have not sold as well (e.g. expanding nonresidential roofing sales in markets that sell mostly residential roofing).

Products and Services

  Products

        The ability to provide a broad range of products is essential in roofing materials distribution. We carry one of the most extensive arrays of high-quality branded products in the industry, enabling us to deliver products to our customers on a timely basis. We are able to fulfill approximately 95% of our orders through our in-stock inventory as a result of the breadth and depth of our inventory at our branches. Our product portfolio includes residential and non-residential roofing products as well as complementary building products such as siding, windows and specialty lumber products. Our product lines are designed primarily to meet the requirements of both residential and non-residential roofing contractors.

  Product Porfolio

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
Aluminum windows
Wood windows
Turn-key windows
Wood doors
Patio doors

           Specialty Lumber

Redwood
Red cedar decking
Mahogany decking
Pressure treated lumber
Fire treated plywood
Synthetic decking
PVC trim boards
Millwork
Custom millwork

        The products that we distribute are supplied by the industry's leading manufacturers of high-quality roofing materials and related products, such as Alcoa, BPCO, Carlisle, CertainTeed, Dow, Firestone, GAF/Elk Materials, James Hardie, Johns Manville, Owens Corning, Simonton, Tamko, and Revere Copper.

        In the residential market, asphalt shingles comprise the largest share of the products we sell. We believe that we have also developed a specialty niche in the residential roofing market by distributing products such as high-end shingles, copper gutters and metal roofing products, as well as specialty lumber products for residential applications, including redwood, white and red cedar shingles, and red cedar siding. Additionally, we distribute gutters, downspouts, tools, nails, vinyl siding, windows, decking and related exterior shelter products to meet the needs of our residential roofing customers.

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

  Services

        We emphasize service to our customers. We employ a knowledgeable staff of salespeople. Our sales personnel possess in-depth technical knowledge of roofing materials and applications and are capable of providing advice and assistance to contractors throughout the construction process. In particular, we support our customers with the following value-added services:

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

        As evidenced by the fact that a significant number of our customers have relied on us or our predecessors as their vendor of choice for decades, we believe that we have strong customer relationships that our competitors cannot easily displace or replicate. No single customer accounts for more than 1.50% of our revenues.

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

  Sales organization

        We have attracted and retained an experienced sales force of about 900 people who are responsible for generating revenue at the local branch level. The expertise of our salespeople helps us to increase sales to existing customers and add new customers.

        Each of our branches is headed by a branch manager, who also functions as the branch's sales manager. In addition, each branch employs one to four outside salespeople and one to five inside salespeople who report to their branch manager. Branches that focus on the residential market typically staff a larger number of outside salespeople.

        The primary responsibilities of our outside salespeople are to prospect for new customers and increase sales to existing customers. One of the ways our outside salespeople accomplish these objectives is by reviewing information from our proprietary LogicTrack software system, which extracts job and bid information from construction reports and other industry news services. The system extracts information on construction projects in our local markets from those industry services. Once a construction project is identified, our design and estimating team creates job quotes, which, along with pertinent bid and job information, are readily available to our salespeople through LogicTrack. Our outside salespeople then contact potential customers in an effort to solicit their interest in participating with us in the project. Throughout this process, LogicTrack maintains a record of quoting activity, due dates, and other data to allow tracking of the projects and efficient follow-up. By seeking a contractor to "partner" with on a bid, we increase the likelihood that the contractor will purchase their roofing materials and related products from us in the event that the contractor is selected for the project.

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

  Marketing

        In order to capitalize on the local customer relationships that we have established and benefit from the brands developed by our regional branches, we have maintained the trade names of most of the businesses that we have acquired. These trade names, such as Alabama Roofing Supply, Beacon Roofing Supply Canada Company, Beacon Sales Company, Best Distributing Company, Coastal Metal Service, Dealer's Choice, Forest Siding Supply, GLACO, Groupe Bedard, JGA Beacon, Lafayette Wood Works, North Coast Commercial Roofing Systems, Mississippi Roofing Supply, Pacific Supply Company, Quality Roofing Supply Company, Roof Depot, RSM Supply, Roofing and Sheet Metal Supply, Shelter Distribution, Southern Roof Center, The Roof Center, West End Roofing Siding and Windows, West End Lumber Company, and Wholesale Roofing Supply—are well-known in the local markets in which the respective branches compete and are associated with the provision of high-quality products and customer service.

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

Purchasing and Suppliers

        Our status as a leader in our core geographic markets, as well as our reputation in the industry, has allowed us to forge strong relationships with numerous manufacturers of roofing materials and related products, including Alcoa, BPCO, Carlisle, CertainTeed, Dow, Firestone, GAF/Elk Materials, James Hardie, Johns Manville, Owens Corning, Simonton, Tamko and Revere Copper.

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

Operations

  Facilities

        Our network of 172 branches serves metropolitan areas in 37 states and 3 Canadian provinces. This network has enabled us to effectively and efficiently serve a broad customer base and to achieve a leading market position in each of our core geographic markets.

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

  Fleet

        Our distribution infrastructure supports over 400,000 deliveries annually. To accomplish this, we maintain a dedicated owned fleet of 586 straight trucks, 251 tractors and 409 trailers. Nearly all of our delivery vehicles are equipped with specialized equipment, including 665 truck-mounted forklifts, cranes, hydraulic booms and conveyors, which are necessary to deliver products to rooftop job sites in an efficient and safe manner.

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

Competition

        Although we are one of the two largest roofing materials distributors in the United States and Canada, the U.S. roofing supply industry is highly competitive. The vast majority of our competition comes from local and regional roofing supply distributors, and, to a much lesser extent, other building supply distributors and "big box" retailers. Among distributors, we compete against a small number of large distributors and many small, local, privately-owned distributors. The principal competitive factors in our business include, but are not limited to, the availability of materials and supplies; technical product knowledge and expertise; advisory or other service capabilities; pricing of products; and availability of credit. We generally compete on the basis of the quality of our services, product quality, and, to a lesser extent, price. We compete not only for customers within the roofing supply industry but also for personnel.

Employees

        As of September 30, 2009, we had 2,258 employees, consisting of 666 in sales and marketing, 257 in branch management, including supervisors, 1,046 warehouse workers, helpers and drivers, and 289 general and administrative personnel. We believe that our employee relations are good. Twenty-four employees are currently represented by labor unions.

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

Geographic Data

        For geographic data about our business, please see Note 15 to our Consolidated Financial Statements included elsewhere in this Form 10-K.

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

        We sell a portion of our products for new residential and non-residential construction. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including credit availability, interest rates, employment levels, and consumer confidence. Downturns in the regions and markets we serve could result in lower revenues and, since many of our expenses are fixed, lower profitability. New housing starts declined during 2006 through 2009 and the pace may continue at the lower levels or decline further. Commercial construction activity, which was high in recent years until 2009, when it declined, could continue to decline as well. Tougher economic conditions, including tighter availability of commercial credit, contributed to the 2009 decline in new commercial projects and, to a lesser extent, a decline in reroofing projects, and may continue to have a negative effect on current and future levels of construction, especially new non-residential construction.

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

        Acquisitions frequently result in the recording of goodwill and other intangible assets. At September 30, 2009, goodwill represented approximately 34% of our total assets. Goodwill is not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. Our accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine the fair values of our reporting units by using both a market and discounted cash flow approach.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease 186 facilities, including our headquarters and other support facilities, throughout the United States and Eastern Canada. These leased facilities range in size from approximately 3,400 square feet to 137,000 square feet. We sublease one facility. In addition, we own thirteen sales/warehouse facilities located in Manchester, New Hampshire; Reading, Pennsylvania; Montreal, Quebec (2); Sainte-Foy, Quebec; Delson, Quebec; Salisbury, Maryland; Hartford, Connecticut; Cranston, Rhode Island; Lancaster, Pennsylvania; Jacksonville, Florida; Easton, Maryland; and Manassas, Virginia. These owned facilities range in size from 11,500 square feet to 68,000 square feet. All of the owned facilities are mortgaged to our senior lenders. We believe that our properties are in good operating condition and adequately serve our current business operations.

        As of November 1, 2009, our 172 branches, a few with multiple leased facilities, and 8 other facilities were located in the following states and provinces:

State	Number of Branches	Other
Alabama	4
Arkansas	4
California	4
Colorado	1
Connecticut	2	1
Delaware	2
Florida	2
Georgia	7
Illinois	7
Indiana	6
Iowa	1
Kansas	4
Kentucky	4
Louisiana	4	2
Maine	1
Maryland	14	1
Massachusetts	8
Michigan	4
Minnesota	2
Mississippi	2
Missouri	6
Nebraska	3
New Hampshire	1
New Jersey	1

State	Number of Branches	Other
New Mexico	1
New York	1
North Carolina	10
Ohio	4
Oklahoma	3
Pennsylvania	12
Rhode Island	1
South Carolina	3
Tennessee	4
Texas	19
Vermont	1
Virginia	8	3
West Virginia	2

Subtotal—U.S.	163	7

Canadian Provinces
Manitoba	1
Ontario	4
Quebec	4	1

Subtotal—Canada	9	1

Total	172	8

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of the year ended September 30, 2009.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock trades on The NASDAQ Global Select Market under the symbol "BECN". The following table lists quarterly information on the price range of our common stock based on the high and low reported sale prices for our common stock as reported by NASDAQ for the periods indicated below:

	High	Low
Year ended September 30, 2008:
First quarter	$12.17	$7.03
Second quarter	$10.00	$7.30
Third quarter	$12.97	$9.59
Fourth quarter	$17.72	$10.06
Year ended September 30, 2009:
First quarter	$14.84	$9.72
Second quarter	$14.99	$10.57
Third quarter	$17.65	$13.08
Fourth quarter	$17.15	$14.05

        There were 30 holders of record of our common stock as of November 1, 2009.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        No purchases of our equity securities were made by us or any affiliated entity during the fourth quarter of the year ended September 30, 2009.

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

Performance Graph

        The following graph compares the cumulative total shareholder return (including reinvestment of dividends) of Beacon Roofing Supply, Inc.'s common stock based on its market prices, beginning with the start of fiscal year 2005 and each fiscal year thereafter, with (i) the Nasdaq Index and (ii) the S&P 1500 Building Products Index.

 Comparison of Cumulative Total Return

        The line graph assumes that $100 was invested in our common stock, the Nasdaq Index and the S&P 1500 Building Products Index on September 25, 2004. The closing price of our common stock on September 30, 2009 was $15.98. The stock price performance of Beacon Roofing Supply, Inc.'s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

ITEM 6.    SELECTED FINANCIAL DATA

        You should read the following selected financial information together with our financial statements and related notes and "Management's discussion and analysis of financial condition and results of operations" also included in this Form 10-K. We have derived the statement of operations data for the years ended September 30, 2009, September 30, 2008, and September 30, 2007, and the balance sheet information at September 30, 2009 and September 30, 2008, from our audited financial statements included in this Form 10-K. We have derived the statements of operations data for the years ended September 30, 2006 and September 24, 2005, and the balance sheet data at September 30, 2007, September 30, 2006 and September 24, 2005, from our audited financial statements not included in this Form 10-K.

Statement of operations data

	Fiscal year ended
(Dollars in Thousands)	September 30, 2009	September 30, 2008	September 30, 2007	September 30, 2006 (53 weeks)	September 24, 2005
Net sales	$1,733,967	$1,784,495	$1,645,785	$1,500,637	$850,928
Cost of products sold	1,322,845	1,364,487	1,271,868	1,136,500	643,733

Gross profit	411,122	420,008	373,917	364,137	207,195
Operating expenses	301,913	325,298	304,109	263,836	146,476

Income from operations	109,209	94,710	69,808	100,301	60,719
Interest expense	(22,887)	(25,904)	(27,434)	(19,461)	(4,911)
Loss on early retirement of debt	—	—	—	—	(915)
Income taxes	(33,904)	(28,500)	(17,095)	(31,529)	(21,976)

Net income	$52,418	$40,306	$25,279	$49,311	$32,917

Net income per share
Basic	$1.16	$0.91	$0.57	$1.15	$0.83
Diluted	$1.15	$0.90	$0.56	$1.12	$0.80
Weighted average shares outstanding
Basic	45,007,313	44,346,293	44,083,915	42,903,279	39,716,933
Diluted	45,493,786	44,959,357	44,971,932	44,044,769	41,118,944
Other financial and operating data:
Depreciation and amortization	$30,389	$34,240	$32,863	$23,792	$8,748
Capital expenditures (excluding acquisitions)	$13,656	$5,739	$23,132	$19,063	$10,811
Number of branches at end of period	172	175	178	155	84

Balance sheet data

(In Thousands)	September 30, 2009	September 30, 2008	September 30, 2007	September 30, 2006	September 24, 2005
Cash and cash equivalents	$82,742	$26,038	$6,469	$1,847	$—

Total assets	$1,040,786	$1,067,816	$1,006,660	$839,890	$386,987

Current debt and warrant derivative liability:
Cash overdraft	$—	$—	$—	$—	$6,107
Borrowings under revolving lines of credit, current portions of long-term debt and other obligations	15,092	19,926	34,773	6,657	6,348

	$15,092	$19,926	$34,773	$6,657	$12,455

Long-term debt, net of current portions:
Borrowings under revolving lines of credit	$—	$—	$—	$229,752	$63,769
Senior notes payable and other obligations	322,090	332,500	343,000	69,282	20,156
Other long-term obligations	16,257	25,143	31,270	10,610	1,668

	$338,347	$357,643	$374,270	$309,644	$85,593

Stockholders' equity	$423,573	$366,701	$323,850	$291,169	$178,745

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

        We carry up to 10,000 SKUs through 172 branches in the United States and Canada. In fiscal year 2009, approximately 94% of our net sales were in the United States. We stock one of the most extensive assortments of high-quality branded products in the industry, enabling us to deliver products to our customers on a timely basis.

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

        We also sell complementary building products such as:

  •
  vinyl siding;
  •
  doors, windows and millwork;
  •
  wood and fiber cement siding;
  •
  residential insulation; and
  •
  waterproofing systems.

        The following is a summary of our net sales by product group for the last three full fiscal years. Percentages may not total due to rounding.

	Year Ended
	September 30, 2009		September 30, 2008		September 30, 2007
	Net Sales	Mix	Net Sales	Mix	Net Sales	Mix
Residential roofing products	$897,410	51.8%	$758,491	42.5%	$691,693	42.0%
Non-residential roofing products	599,568	34.6%	723,742	40.6%	605,857	36.8%
Complementary building products	236,989	13.7%	302,262	16.9%	348,235	21.2%

	$1,733,967	100.0%	$1,784,495	100.0%	$1,645,785	100.0%

        We have over 40,000 customers, none of which represents more than 1.50% of our net sales. Many of our customers are small to mid-size contractors with relatively limited capital resources. We maintain strict credit approval and review policies, which has helped to keep losses from customer receivables within our expectations. For the seven years prior to 2008, bad debts averaged approximately 0.3% of net sales. In 2009 and 2008, we experienced increases to 0.4% and 0.6% of net sales, respectively, which is still within our tolerances in consideration of the tougher economic and credit climate.

        Our expenses consist primarily of the cost of products purchased for resale, labor, fleet, occupancy, and selling and administrative expenses. We compete for business and may respond to competitive pressures at times by lowering prices in order to maintain our market share.

        In September 2007, we amended our by-laws to change our year-end date to September 30 of each fiscal year. Prior to that amendment, we used a 52/53 week fiscal year ending on the last Saturday of September. Our fiscal years ended September 30, 2009 ("2009"), September 30, 2008 ("2008"), and September 30, 2007 ("2007") all contained 52 weeks.

        Since 1997, we have made seventeen strategic and complementary acquisitions and opened 36 new branches. We opened eight branches in 2007, one in 2008 and three in 2009. We slowed the pace of new branch openings beginning in 2008, mostly as a result of the slowdown in our business experienced since 2007. Typically, when we open a new branch, we transfer a certain level of existing business from an existing branch to the new branch. This allows the new branch to commence with a base business and also allows the existing branch to target other growth opportunities.

        In managing our business, we consider all growth, including the opening of new branches, to be internal growth unless it is a result of an acquisition. In our management's discussion and analysis of financial condition and results of operations, when we refer to growth in existing markets, we include growth from existing and newly-opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the reporting period. Our average annual internal sales growth over the five fiscal years since our IPO was 4.5%.

Results of operations

        The following discussion compares our results of operations for 2009, 2008 and 2007.

        The following table shows, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods presented. Percentages may not total due to rounding.

	Year ended
	September 30, 2009	September 30, 2008	September 30, 2007
Net sales	100.0%	100.0%	100.0%
Cost of products sold	76.3	76.5	77.3

Gross profit	23.7	23.5	22.7
Operating expenses	17.4	18.2	18.5

Income from operations	6.3	5.3	4.2
Interest expense	(1.3)	(1.5)	(1.7)

Income before income taxes	5.0	3.9	2.6
Income taxes	(2.0)	(1.6)	(1.0)

Net income	3.0%	2.3%	1.5%

  2009 compared to 2008

  Net Sales

        Consolidated net sales decreased $50.5 million, or 2.8%, to $1,734.0 million in 2009 from $1,784.5 million in 2008. For 2009, all of our sales were considered to be from existing market as we did not acquire any branches in 2009 or 2008. The product group sales for 2009 and 2008 were as follows (percentages may not total due to rounding):

	2009		2008		Change
(dollars in millions)	Net Sales	Mix	Net Sales	Mix
Residential roofing products	$897.4	51.8%	$758.5	42.5%	$138.9	18.3%
Non-residential roofing products	599.6	34.6%	723.7	40.6%	(124.1)	(17.1)%
Complementary building products	237.0	13.7%	302.3	16.9%	(65.3)	(21.6)%

	$1,734.0	100.0%	$1,784.5	100.0%	$(50.5)	(2.8)%

        Our 2009 sales were affected primarily by the following factors, most of which resulted from tougher economic conditions:

  •
  significant decline in non-residential roofing activity;
  •
  continued weakness in new residential roofing activity in most markets;
  •
  continued weak complementary product sales in most markets; and
  •
  six fewer branches for most of the year;

        partially offset by the positive impact of:

  •
  higher average year-over-year prices, especially in residential roofing products; and
  •
  increased re-roofing activity in the areas affected by Hurricane Ike, primarily in our Southwest region.

        We estimate inflation increased this year's sales by 7-9% over last year, indicating a drop in volume of 10-12%, mostly in non-residential roofing and complementary product sales. We opened three new branches late in 2009 and closed six branches during the year. We had 253 business days in both 2009 and 2008. Net sales by geographical region grew or (declined) as follows: Northeast (12.6%); Mid-Atlantic (9.7%); Southeast 4.3%; Southwest 38.1%; Midwest (14.5%); West (21.6%); and Canada (10.8%). These variations were primarily caused by short-term factors such as local economic conditions and storm activity.

  Gross Profit

	2009	2008	Change
	(dollars in millions)
Gross profit	$411.1	$420.0	$(8.9)	(2.1)%
Gross margin	23.7%	23.5%	(0.2)%

        In 2009, gross profit decreased $8.9 million or 2.1% as compared to 2008, while gross margin increased to 23.7% from 23.5%. The margin rate increase was largely the result of a product mix shift to more residential roofing products, which have substantially higher gross margins than the more competitive non-residential market, partially offset by margin rate pressures from increased competition for fewer orders. In addition, the benefit of lower weighted-average costs of residential roofing products in comparison to the current prices of those products in the marketplace continued from the fourth quarter of fiscal year 2008 into the first quarter of this year. This weighted-average cost effect ended during the second quarter of 2009 and we currently expect our future overall gross margin to range from 23-24%, depending upon product mix.

        Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins than our warehouse sales, represented 19.0% and 21.7% of our net sales for 2009 and 2008, respectively. The decrease in the percentage of direct sales was attributable to the lower mix of non-residential roofing product sales. There were no material changes in the direct sales mix of our geographical regions.

  Operating Expenses

	2009	2008	Change
	(dollars in millions)
Operating expenses	$301.9	$325.3	$(23.4)	(7.2)%
Operating expenses as a % of sales	17.4%	18.2%	(0.8)%

        Our operating expenses decreased by $23.4 million to $301.9 million in 2009 from $325.3 million in 2008. The following factors were the leading causes of our lower operating expenses:

  •
  savings of $7.8 million in payroll and related costs, primarily driven by a lower headcount, lower incentive-based pay, and reductions in overtime, partially offset by less favorable medical claims experience;
  •
  savings of $6.9 million in selling expenses, primarily from lower transportation costs resulting from lower fuel prices and the lower sales volumes, partially offset by an increase in credit card fees;
  •
  reductions of $2.9 million in various general & administrative expenses, mainly from decreases in workmen's compensation and auto insurance costs;
  •
  a reduction of $2.9 million in the provision for bad debts primarily due to collections of aged receivables; and
  •
  reduced depreciation and amortization expense of $3.9 million due to lower amortization of intangible assets and the impact of very low capital expenditures in 2008;

partially offset by:

  •
  an increase of $0.9 million in warehouse expenses, mostly due to costs associated with the closing of the six branches.

        In 2009, we expensed a total of $12.2 million for the amortization of intangible assets recorded under purchase accounting compared to $15.0 million in 2008. Our operating expenses as a percentage of net sales decreased to 17.4% in 2009 from 18.2% in 2008 as we were able to control our variable costs and reduce fixed costs.

  Interest Expense

        Interest expense decreased $3.0 million to $22.9 million in 2009 from $25.9 million in 2008. This decrease was primarily due to a continued pay down of debt and lower average interest rates, which affected the unhedged portion of our variable-rate debt. Interest expense would have been $8.3 and $2.8 million less in 2009 and 2008, respectively, without the impact of our derivatives.

  Income Taxes

        Income tax expense increased to $33.9 million in 2009 from $28.5 million in 2008. Our 2009 effective income tax rate was 39.3%, compared to our 2008 effective income tax rate of 41.4%. The rate decrease was primarily due to refunds for prior years' tax credits and favorable state income tax audit results. We also experienced a reduction in our state income tax rate due to a higher apportionment in states with lower income tax rates. We expect our future effective income tax rate to fluctuate around 39.5%, depending primarily upon the results of our operations in Canada and in the various states in which we operate.

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

Note: Total 2008 existing market sales of $1,508.6 million plus 2008 sales from acquired markets of $275.9 million equal the total 2008 sales of $1,784.5 million. Our acquired markets had product group sales of $20.2, $246.5 and $9.2 million in residential roofing products, non-residential roofing products, and complementary building products, respectively for 2008. Total 2007 existing market sales of $1,489.3 million plus 2007 sales from acquired markets of $156.5 million equal the total 2007 sales of $1,645.8 million. Our acquired markets had product group sales of $7.2, $142.8 and $6.5 million in residential roofing products, non-residential roofing products, and complementary building products, respectively for 2007. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

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

        In 2008, existing markets' gross profit increased $24.6 million or 7.0% as compared to 2007, while our acquired markets' gross profit increased $21.5 million. Our overall gross margin increased to 23.5% from 22.7%, while our existing markets' gross margin increased to 24.8% in 2008 from 23.5% in 2007. These increases were mostly in our residential roofing products and resulted principally from the pass-through of increases in shingle prices as we were notified of a series of price increases from our vendors, which we were experiencing beginning in February 2008. However, our cost of goods sold did not increase at the same time or rate due to favorable buying programs and the lower cost inventory on hand before the price increases. Our existing markets' gross margin in non-residential roofing and complementary products, excluding vendor incentives, which represents our invoiced gross margin, was relatively consistent with 2007. The effect of the price increases was partially offset in our overall gross margins by an increase in the sales mix of traditionally lower gross margin non-residential roofing products, while gross margin in our existing markets benefited from an increase of residential roofing products in our existing market product sales mix, which have higher gross margins than our other products.

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

  Interest Expense

        Interest expense decreased $1.5 million to $25.9 million in 2008 from $27.4 million in 2007, primarily from lower levels of debt. Average interest rates during 2008 also decreased somewhat from the prior year, which affected interest expense on our variable-rate debt. Interest expense would have been $2.8 million lower in 2008 and $0.4 million higher in 2007 without the impact of our derivatives.

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

        We generally experience an increase of inventory, accounts receivable and accounts payable during the first, third and fourth quarters of the year as a result of seasonality. When we need to borrow, our borrowings generally peak during the third quarter as accounts payable offered by our suppliers typically are payable in April, May and June, while our peak accounts receivable collections typically occur from June through November.

        We usually experience a slowing of collections of our accounts receivable during our second quarter, mainly due to the inability of our customers to conduct their businesses effectively in inclement weather. We continue to attempt to collect those receivables which require payment under our standard terms. We do not provide any concessions to our customers during this period of the year to incentivize sales. Also, during the second quarter, we generally experience our lowest availability under our senior secured credit facilities, which are based on accounts receivable.

Certain quarterly financial data

        The following table sets forth certain unaudited quarterly data for the fiscal years 2009 and 2008 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends. Totals may not total due to rounding.

	Fiscal year 2009				Fiscal year 2008
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data) (unaudited)
Net sales	$463.3	$319.3	$463.6	$487.7	$398.4	$304.3	$514.6	$567.2
Gross profit	116.0	74.3	107.8	113.0	91.7	68.4	120.2	139.7
Income (loss) from operations	37.7	1.5	33.6	36.5	15.8	(6.9)	36.9	48.9
Net income (loss)	$18.6	$(2.4)	$17.2	$19.0	$5.2	$(8.1)	$18.3	$24.9
Earnings (loss) per share—basic	$0.42	$(0.05)	$0.38	$0.42	$0.12	$(0.18)	$0.41	$0.56
Earnings (loss) per share—fully diluted	$0.41	$(0.05)	$0.38	$0.42	$0.12	$(0.18)	$0.41	$0.55
Quarterly sales as % of year's sales	26.7%	18.4%	26.7%	28.1%	22.3%	17.1%	28.8%	31.8%
Quarterly gross profit as % of year's gross profit	28.2%	18.1%	26.2%	27.5%	21.8%	16.3%	28.6%	33.3%
Quarterly income (loss) from operations as % of year's income from operations	34.5%	1.4%	30.7%	33.4%	16.7%	(7.3)%	39.0%	51.6%

Note: Qtr 1 of 2009 had one less business day compared to Qtr 1 of 2008, while Qtr 2 of 2009 had one additional business day compared to Qtr 2 of 2008.

Impact of inflation

        We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. In general, we have been able to pass on price increases from our vendors to our customers in a timely manner. Inflation and changing prices did not have a material impact on our operations in 2007. However, during the fourth quarter of 2008, we experienced unusual and frequent price increases in many our products that are derived from petroleum-based raw materials, especially asphalt shingles in our residential roofing products. We estimate that this unusual inflation increased our 2008 sales by approximately 2.1% and our fourth quarter 2008 sales by approximately 7% above historical annual inflation for our industry. We further estimate that this caused a temporary increase in our gross margin of approximately 60 basis points for the fourth quarter. We also estimate that this inflation increased our 2008 gross profit by approximately $11.5 million, net income by $4.7 million and fully diluted earnings per share by $0.11. These conditions continued into the first few months of 2009, but did not have a material impact on our 2009 earnings results compared to 2008.

Liquidity and capital resources

        We had cash and cash equivalents of $82.7 million at September 30, 2009 compared to $26.0 million at September 30, 2008. Our net working capital was $334.9 million at September 30, 2009 compared to $274.8 million at September 30, 2008.

  2009 compared to 2008

        Our net cash provided by operating activities was $87.6 million in 2009 compared to $49.6 million in 2008. In addition to the benefit from improved operating results, accounts receivable decreased by $56.1 million in 2009 due primarily to the collection of the high prior year-end receivables and the lower 2009 fourth quarter sales. In addition, inventories decreased by $14.2 million due to the lower sales and purchasing activity. The favorable impact from those changes was partially offset by a decrease of $67.5 million in accounts payable and accrued expenses, due to lower forth quarter purchasing levels, voluntary accelerated payments to certain vendors in order to receive additional discounted terms, and the payment of previously accrued income taxes. An increase of $2.3 million in prepaid expenses and other assets was also an unfavorable impact on cash from operating activities. The number of days outstanding for accounts receivable, based upon sales for each year, decreased in 2009 from 2008 mainly from the favorable impact of a higher mix of residential roofing products (which have shorter payment terms), while inventory turns were up slightly in 2009 as compared to 2008.

        Net cash used in investing activities increased by $8.0 million in 2009 to $13.7 million from $5.7 million in 2008, due primarily to increased capital spending for transportation and material handling equipment, and the purchase of the land and building at one of our prior leased facilities for approximately $2.0 million. We continue to closely manage our capital expenditures during these challenging economic times and we expect future fiscal year capital expenditures to total approximately 0.6%-0.9% of net sales, exclusive of the impact of any branch openings.

        Net cash used by financing activities was $17.6 million in 2009 compared to $23.8 million in 2008. These amounts primarily reflect repayments under our revolving lines of credit and term loan. Under the Excess Cash Flow provision of the Credit Facility described below, there was a $7 million accelerated payment due under the term loan that was made in April 2009.

  2008 compared to 2007

        Our net cash provided by operating activities was $49.6 million for 2008 compared to $63.8 million for 2007. Although our income from operations increased to $94.7 million in 2008 from $69.8 million in 2007, we increased our inventories by $44.1 million, especially in residential asphalt shingles, in reaction to announced price increases from our vendors and to ensure sufficient availability in the regions affected by storms. Due to this build up, inventory turns were down in 2008 as compared to 2007, but we gained an advantage by having lower cost inventory to sell. Average inventory per branch was up about 27% in 2008 as compared to 2007, primarily from the build-up, but also due to the high inflation in our product cost since 2007. Accounts receivable increased by $17.4 million in 2008, primarily due to increased sales in the fourth quarter, partially offset by an increase in our doubtful accounts, while the number of days outstanding for accounts receivable increased slightly in 2008.

        Prepaid expenses and other assets also increased by $9.6 million, mainly due to higher levels of vendor rebates caused by increased purchases during the third and fourth quarters. Accounts payable and accrued expenses increased $44.1 million in 2008, mostly from the higher level of inventory purchases, increases in income taxes payable and performance-based pay accruals.

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

  Capital Resources

        Our principal source of liquidity at September 30, 2009 was our cash and cash equivalents of $82.7 million and our available borrowings of $158.9 million under revolving lines of credit. Our borrowing base availability is determined primarily by trade accounts receivable, less outstanding borrowings. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheet at September 30, 2009 and 2008 were classified as short-term debt since we paid off those borrowings subsequent to the respective year-ends and there is no current expectation of a minimum level of outstanding revolver borrowings during the subsequent 12 months.

        Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business. Our cash equivalents are comprised of highly liquid money market funds which in invest in commercial paper or bonds with a rating of A-1 or better, or in a US Treasury money market fund.

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

        The Credit Facility consists of a U.S. revolving credit facility of $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $158.9 million available for borrowings and less than $0.1 million was outstanding under the US Revolver and Canadian Revolver at September 30, 2009. There were $5.1 million of outstanding standby letters of credit at September 30, 2009. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.9 million, plus any required prepayments under the Excess Cash Flow, discussed below, and with the remainder due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

  Excess Cash Flow

        On May 15 of each fiscal year, commencing on May 15, 2008, we must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on our results for 2009, we will be required to make a $7.0 million payment by May 15, 2010. The amounts payable under this provision were classified as short-term debt at September 30, 2009 and 2008.

  Interest

        Interest on borrowings under the U.S. credit facility is payable at our election at either of the following rates:

  •
  the base rate (that is the higher of (a) the base rate for corporate loans quoted in The Wall Street Journal or (b) the Federal Reserve overnight rate plus 1/2 of 1%) plus a margin of 0.75% for the Term Loan.
  •
  the current LIBOR Rate plus a margin of 1.00% (for US Revolver loans) or 2.00% (for Term Loan).

        Interest under the Canadian credit facility is payable at our election at either of the following rates:

  •
  an index rate (that is the higher of (1) the Canadian prime rate as quoted in The Globe and Mail and (2) the 30-day BA Rate plus 0.75%), or
  •
  the BA rate as described in the Canadian facility plus 1.00%.

        The US Revolver currently carries an interest rate at the base rate (3.25% at September 30, 2009), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75% (2.50% at

September 30, 2009), and the Term Loan carries an interest rate of LIBOR plus 2% (2.60% and 2.25% for two LIBOR arrangements under the Term Loan at September 30, 2009). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year. Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

  Maximum Consolidated Leverage Ratio

        On the last day of each fiscal quarter, our Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0. At September 30, 2009, this ratio was 1.90:1.0.

  Capital Expenditures

        We cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

        As of September 30, 2009, we were in compliance with these covenants. Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

  Prior Senior Secured Credit Facilities

        The credit facilities in place prior to the Credit Facility discussed above were scheduled to mature on October 14, 2010 and consisted of a $280 million U.S. revolving line of credit and a C$15 million Canadian revolving line of credit, referred to as revolvers, and term loans totaling $90 million. These facilities provided for the same lock-box arrangements as under the Credit Facility. At the time of the refinancing discussed above, there was $227.8 million of borrowings outstanding under the prior revolvers.

  Equipment Financing Facilities

        We have an equipment financing facility which allows for the financing of up to $5.5 million of purchased transportation and material handling equipment through February 15, 2010 at an interest rate approximately 3% above the 5- or 6-year term swap rate at the time of the advances. There were no amounts outstanding under this facility at September 30, 2009; however, there were $19.9 million of equipment financing loans outstanding under prior equipment financing facilities at September 30, 2009, with fixed interest rates ranging from 5.5% to 7.4%.

  Contractual Obligations

        At September 30, 2009, our contractual obligations were as follows:

	Fiscal years
	2010	2011	2012	2013	2014	Thereafter
Senior bank debt and revolver	$10.5	$3.4	$3.4	$315.2	$—	$—
Equipment financing	4.7	4.9	4.3	3.4	2.5	0.1
Operating leases	22.8	17.8	13.9	9.6	7.2	6.4
Interest(1)	18.6	16.0	16.9	18.2	0.1	—
Non-cancelable purchase obligations(2)	—	—	—	—	—	—

Total	$56.6	$42.1	$38.5	$346.4	$9.8	$6.5

(1)
Interest payments reflect all currently scheduled amounts along with projected amounts to be paid under the senior bank debt using a LIBOR Curve to estimate the future interest rates and considering our current interest rate hedges.

(2)
In general, we purchase products under purchase obligations that are cancelable by us without cost or expire after 30 days.

  Capital Expenditures

        Excluding acquisitions, we incurred net capital expenditures of $13.7, $5.7 and $23.1 million in 2009, 2008 and 2007, respectively. Over 85% of our capital expenditures have generally been made for transportation and material handling equipment. In 2009, we resumed a more normal spend rate (with capital expenditures at 0.8% of sales) after we substantially reduced capital expenditures in 2008 (0.3% of sales) due to the business slowdown. Capital expenditures in 2007 as a percentage of sales were 1.4%, as we upgraded the fleet of our acquired companies. We continue to closely manage our capital expenditures during these challenging economic times and we expect future annual capital expenditures to total approximately 0.6%-0.9% of net sales, exclusive of the impact of new branch openings.

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

  Stock-Based Compensation

        We began using the fair value method of accounting for employee and non-employee director stock-based compensation in 2006. After our IPO in 2004 and through 2005, no compensation expense was recognized for stock options granted to employees and non-employee directors because all such stock options granted had exercise prices equal to the market value of our stock on the date of the grant.

        Compensation expense recognized after 2005 included: (a) compensation cost for all unvested share-based awards granted prior to 2006, based on the grant date fair value estimated and (b) compensation cost for all share-based awards granted subsequent to 2005, based on the grant date estimated. Results of prior periods were not restated. We also estimate forfeitures in calculating the expense related to stock-based compensation. The impact of estimating forfeitures upon adoption was not material. In addition, we report the benefits of tax deductions in excess of recognized compensation cost as both a financing cash inflow and an operating cash outflow. The excess tax benefit classified as a financing activity would have been classified as an operating inflow if we did not use the fair value method.

  Interest Rate Swaps and Collars

        We enter into interest rate swaps and collars to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The collar agreements provide for fixed-rate caps and floors. Our current derivative instruments are designated as cash flow hedges, for which we record the effective portions of changes in their fair value, net of tax, in other comprehensive income. We recognize any ineffective portion of our hedges in earnings, of which there has been none to date. Our derivative instruments prior to April 2007 were not designated as hedges and therefore changes in their fair values were recorded in interest expense.

  Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses due to the failure of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral, although we typically obtain payment and performance bonds for any type of public work and have the ability to lien projects under certain circumstances. Consistent with industry practices, we require payment from most customers within 30 days, except for sales to our commercial roofing contractors, which we typically require to pay in 60 days.

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

        Periodically, we perform a specific analysis of all accounts past due and write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote based upon the following factors:

  •
  aging statistics and trends;
  •
  customer payment history;
  •
  review of the customer's financial statements when available;
  •
  independent credit reports; and
  •
  discussions with customers.

        We charge these write-offs against our allowance for doubtful accounts. In the past, bad debts typically averaged approximately 0.3% of net sales. In 2009 and 2008, we experienced an increase to 0.4% and 0.6% of net sales, respectively, which is still within our tolerances and reflective of the tougher economic and credit climate.

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

  Vendor Rebates

        Our typical rebate arrangements with our vendors provide for us to receive a rebate of a specified amount, payable to us when we achieve any of a number of measures generally related to the volume of purchases from our vendors. We account for these rebates as a reduction of the prices of the related vendors' products, which reduces the inventory cost until the period in which we sell the product, at which time these rebates reduce cost of sales in our income statement. Throughout the year, we estimate the amount of rebates receivable based upon the expected level of purchases. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels. Historically, our actual rebates have been within our expectations used for our estimates. If we fail to achieve a measure which is required to obtain a vendor rebate, we will have to record a charge in the period that we determine the criteria or measure for the vendor rebate will not be met to the extent the vendor rebate was estimated and included as a reduction to cost of sales.

        If market conditions were to change, vendors may change the terms of some or all of these programs. Although these changes would not affect the amounts which we have recorded related to products already purchased, it may impact our gross margin on products we sell or revenues earned in future periods.

  Revenue Recognition

        We recognize revenue when the following four basic criteria are met:

  •
  persuasive evidence of an arrangement exists;
  •
  delivery has occurred or services have been rendered;
  •
  the price to the buyer is fixed or determinable; and
  •
  collectability is reasonably assured.

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

        We have operations in 37 U.S. states and three provinces in Canada and we are subject to potential tax audits in each of these jurisdictions and federally in both the United States and Canada. These audits may involve complex issues, which may require an extended period of time to resolve. Accruals for uncertain tax positions require us to make estimates and judgments with respect to the ultimate outcome of potential tax audits. Actual results could differ from these estimates.

        We adopted the accounting guidance originally issued in FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (codified primarily in FASB ASC Topic 740, Income Taxes), effective October 1, 2007, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In connection with the adoption, we analyzed our filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. There was no material impact on our consolidated financial statements upon adoption.

  Goodwill

        Goodwill represents the excess paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At September 30, 2009, our goodwill balance was approximately $354.2 million, representing approximately 34% of our total assets.

        We test goodwill for impairment in the fourth quarter of each fiscal year or at any other time when impairment indicators exist. Examples of such indicators include a significant change in the business climate, unexpected competition, loss of key personnel or a decline in our market capitalization below our net book value. In performing the impairment test, we utilize a two-step approach. The first step requires a comparison of each reporting unit's fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any.

        We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component (defined as a business for which discrete financial information is available and regularly reviewed by component managers), which in our case is our regions. We aggregate components within a reporting unit that have similar economic characteristics. For purposes of determining our aggregation, we evaluate the distribution method, sales mix, and operating results of each of our regions and conclude if these have or will be sustained over a long-term basis. For purposes of this evaluation, we would expect our regions to exhibit similar economic characteristics 3-5 years after events such as an acquisition within our core roofing business or management/business restructuring. This evaluation also considers major storm activity or local economic challenges that may impact the short term operations of the region. Based on our evaluation at September 30, 2009, two of our regions did not exhibit similar economic characteristics and therefore were individually evaluated for goodwill impairment as separate reporting units. The remaining components were aggregated into a third reporting unit (the "Aggregated Reporting Unit") and tested in total for goodwill impairment.

        The fair value of each reporting unit is estimated using a market approach, an income approach, or a weighted average of the two approaches. The market approach utilizes a guideline transaction method, which derives applicable market multiples from the prices at which comparable companies are trading in an active marketplace. We believe the market approach generally provides a meaningful indicator of fair value as it reflects the current value at which shares of comparable companies are actively traded in a free and open market. The income approach utilizes a discounted cash flow method ("DCF") that estimates after-tax cash flows on a debt-free basis, discounted to present value using a risk-adjusted discount rate. We believe the DCF provides a meaningful indicator of fair value as well, since it appropriately measures the income producing assets and reflects the income potential that would establish the amount paid by an investor.

        The key assumptions used in the market approach included:

  •
  The use of comparable publicly traded companies, which we considered to be distributors of industrial construction products.
  •
  The application of adjustments for a control premium and for risk and growth considerations, which were consistent with premiums and considerations in recent acquisitions.

        The key assumptions used in the DCF approach included:

  •
  The reporting unit's five-year projections of financial results (including sales and margin improvements), which were based on our strategic plans and long-range forecasts. Sales growth rates represent estimates based on current and forecasted sales mix and market conditions. The profit margins were projected by each reporting unit based on historical margins, projected sales mix, current expense structure and anticipated expense reductions.
  •
  The projected terminal value, which reflected the total present value of projected cash flows beyond the last period in the DCF. This value reflected our estimate for stable, perpetual growth of each reporting unit.
  •
  The discount rate was set by using a weighted average cost of capital method that considered market and industry data as well as Company-specific risk factors.

        We utilized a market approach to determine the fair value of the Aggregated Reporting Unit and a combination of income and market approaches to determine the fair values of our other two reporting units. Given the size of the respective reporting units, relative to the overall Company, we believe these approaches provide the best indications of the fair values. To corroborate our calculations, we reconciled the Company's total market capitalization value to the sum of the fair values of the three reporting units. Our market capitalization reflects an implied control premium that we believe is consistent with recent acquisitions in the industry.

        Based on our calculations, the fair value of the Aggregated Reporting Unit significantly exceeded the respective carrying value. In addition, for one of the two remaining reporting units, with $63.3 million in goodwill, our calculations indicated a fair value which significantly exceeded its carrying value, while the other reporting unit, with $70.8 million in goodwill, provided fair value indications ranging from 5% to 8% above its carrying value. The significant inputs used in the fair value calculations discussed above represent our best estimate. Management performed sensitivity analyses utilizing more conservative assumptions for the fair value estimate of the reporting unit that had only a 5% to 8% excess fair value. For example, management changed the discount rate and the terminal growth rate by 100 basis points each and reduced the forecasted cash flows and market multiples by 10% each. These analyses noted that an individual change to any one of these assumptions would not reduce the fair value below the carrying value; however any combination of these changes in assumptions would reduce the fair value below its carrying value. As a result, if actual operating results and/or the underlying assumptions used in the analyses differ from expected, a future impairment charge may be necessary.

        Based on the results of the first step of the impairment test, the second step was not required and no impairment was recognized. If circumstances change or events occur to indicate that the fair value of any of our reporting units (under the guidelines discussed above) has fallen below its carrying value, we will compare the estimated fair value of the goodwill to its carrying value. If the book value of the goodwill exceeds the implied fair value of the goodwill, we will recognize the difference as an impairment loss in the determination of operating income.

  Adoption of Recent Accounting Pronouncements

        In June 2009, the FASB issued guidance related to the FASB Accounting Standards Codification ("ASC"). Effective for interim and annual financial periods ending after September 15, 2009, the ASC has become the source of authoritative generally accepted accounting principles in the United States and supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC has become non-authoritative. This new guidance affected the way in which we reference and report accounting and reporting standards beginning with this Form 10-K.

        In May 2009, the FASB issued guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This new guidance was effective for us in 2009 and, consistent with our prior practice, we evaluated all subsequent events that occurred through the time this Form 10-K was filed with the SEC on December 1, 2009.

        In April 2009, the FASB issued disclosure guidance about fair value of financial instruments in interim financial statements. This was effective for us in 2009 but had no impact on our financial statements.

        Effective October 1, 2008, we followed new guidance from the FASB that clarifies the fair value objective and establishes a framework for developing fair value estimates. This new guidance also establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs), the next priority to observable market based inputs or unobservable inputs that are corroborated by market data (Level 2 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). Our assets and liabilities that are measured at fair value on a recurring basis are our interest rate swaps and collars (see Item 7A).

        Also beginning October 1, 2008, new FASB guidance permits companies to measure many financial instruments and certain other items at fair value at specified election dates. There was no impact to us from this change as we chose to retain our current accounting valuation methods for those items.

        In March 2008, the FASB issued guidance that requires enhanced disclosures about an entity's derivative and hedging activities. In addition to disclosing the fair values of derivative instruments and their gains and losses in a tabular format, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This new guidance was effective for us in the quarter ended March 31, 2009.

  Other Recent Accounting Pronouncements

        In June 2009, the FASB issued guidance that changes the way entities account for securitizations and special purpose entities. This new guidance is effective for annual reporting periods beginning after November 15, 2009. We do not expect this change to impact our financial statements.

        In December 2007, the FASB issued guidance that will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. This is guidance will be effective for our financial statements in the fiscal year beginning October 1, 2009. Earlier adoption is prohibited. We believe the adoption of this guidance could have a significant impact on the accounting for our future acquisitions, depending on the circumstances and the terms of the acquisitions.

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

        At September 30, 2009, we had $332.5 million of term loans and less than $0.1 million of revolving credit outstanding under our Credit Facility. Our weighted-average effective interest rate on that debt, after considering the effect of the interest rate swaps, was 6.18% at September 30, 2009. A hypothetical 10% increase in interest rates in effect at September 30, 2009, would have increased annual interest expense on the borrowings outstanding at that date by approximately $0.1 million.

        We enter into interest rate swaps and collars to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed- and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The collar agreements, also discussed below, provide for fixed-rate caps and floors. The aggregate fair value of these swaps and collars represented a loss of $12.3 million at September 30, 2009. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at September 30, 2009, would result in an aggregate unrealized gain or (loss) in value of the swaps and collars of approximately $0.2 million or ($0.2) million, respectively.

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

        The Company is using interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. As of September 30, 2009, the following interest rate derivative instruments were outstanding: a) interest rate swaps totaling $200 million, expiring in April 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.99% and a cap rate of 5.75%; c) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.75% and a cap rate of 6.00%; d) a $100 million future-starting interest rate swap executed in May 2009, with interest cash flows commencing in April 2010 and expiring in April 2013 and with a fixed rate of 2.72%; e) a $50 million future-starting interest rate swap executed in June 2009, with interest cash flows commencing in April 2010 and expiring in April 2013 and with a fixed rate of 3.12%; and f) a $50 million future-starting interest rate swap executed in June 2009, with interest cash flows commencing in April 2010 and expiring in April 2013 and with a fixed rate of 3.11%. At no time during the terms of the forward-stating derivatives do the associated cash flows overlap with those associated with the derivatives expiring in April 2010.

        These derivative instruments are designated as cash flow hedges, for which the Company records the effective portions of changes in their fair value, net of taxes, in other comprehensive income. The effectiveness of the hedges is periodically assessed by the Company during the lives of the hedges by 1) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and 2) through an evaluation of the counterparties to the hedges to honor their obligations under the hedges. Any ineffective portion of the hedges is recognized in earnings, of which there has been none to date and none is anticipated.

        The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense. Since inception, the Company has not recognized any gains or losses on these hedges. The table below presents the combined fair values of the interest rate swap and collar instruments on the indicated balance sheets:

	Unrealized Losses
Location on Balance Sheet	September 30, 2009	September 30, 2008	Fair Value Hierarchy
	(Dollars in thousands)
Accrued expenses	$12,348	$7,396	Level 2

        The fair values of the interest rate swaps and collars were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the "LIBOR Curve") for the full terms of the swap and collar agreements.

  Foreign Currency Exchange Rate Risk

        We have exposure to foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 6% of our revenues in 2009 were derived from sales to customers in Canada. This business is primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect revenues, net income and cash flows. We do not enter into financial instruments to manage this foreign currency exchange risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Beacon Roofing Supply, Inc.

Index to consolidated financial statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Beacon Roofing Supply, Inc.

        We have audited the accompanying consolidated balance sheets of Beacon Roofing Supply, Inc. (the Company) as of September 30, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon Roofing Supply, Inc. at September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Beacon Roofing Supply, Inc.'s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 1, 2009 expressed an unqualified opinion thereon.

        As discussed in Note 2 to the consolidated financial statements, effective October 1, 2007, the Company adopted the guidance originally issued in Financial Accounting Standards Board Accounting (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (codified primarily in FASB ASC Topic 740, Income Taxes).

Boston, Massachusetts
December 1, 2009

Beacon Roofing Supply, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)	September 30, 2009	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$82,742	$26,038
Accounts receivable, less allowance for doubtful accounts of $13,442 in 2009 and $12,978 in 2008	227,379	283,652
Inventories	195,011	209,255
Prepaid expenses and other current assets	52,714	45,799
Deferred income taxes	19,323	18,126

Total current assets	577,169	582,870
Property and equipment, net	52,965	56,712
Goodwill	354,193	354,269
Other assets, net	56,459	73,965

Total assets	$1,040,786	$1,067,816

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$151,683	$198,429
Accrued expenses	75,536	89,755
Current portions of long-term obligations	15,092	19,926

Total current liabilities	242,311	308,110
Senior notes payable, net of current portion	322,090	332,500
Deferred income taxes	36,555	35,362
Long-term obligations under equipment financing and other, net of current portion	16,257	25,143
Commitments and contingencies (Notes 9 and 14)
Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 45,244,837 issued in 2009 and 44,820,550 issued in 2008	452	448
Undesignated Preferred Stock; 5,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	226,793	219,669
Retained earnings	199,364	146,946
Accumulated other comprehensive loss	(3,036)	(362)

Total stockholders' equity	423,573	366,701

Total liabilities and stockholders' equity	$1,040,786	$1,067,816

See accompanying notes.

Beacon Roofing Supply, Inc.

Consolidated Statements of Operations

	Year Ended
	September 30, 2009	September 30, 2008	September 30, 2007
	(Dollars in thousands, except per share data)
Net sales	$1,733,967	$1,784,495	$1,645,785
Cost of products sold	1,322,845	1,364,487	1,271,868

Gross profit	411,122	420,008	373,917
Operating expenses	301,913	325,298	304,109

Income from operations	109,209	94,710	69,808
Interest expense	22,887	25,904	27,434

Income before provision for income taxes	86,322	68,806	42,374
Provision for income taxes	33,904	28,500	17,095

Net income	$52,418	$40,306	$25,279

Net income per share:
Basic	$1.16	$0.91	$0.57

Diluted	$1.15	$0.90	$0.56

Weighted average shares used in computing net income per share:
Basic	45,007,313	44,346,293	44,083,915

Diluted	45,493,786	44,959,357	44,971,932

See accompanying notes.

Beacon Roofing Supply, Inc.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands, except share data)	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balances at September 30, 2006	43,866,484	$439	$203,433	$81,361	$5,936	$291,169
Issuance of common stock for option excercises	406,828	4	3,151			3,155
Stock-based compensation			4,983			4,983
Net income				25,279		25,279
Foreign currency translation adjustment					513	513

Unrealized loss on financial derivatives					(2,090)
Tax effect					841

Unrealized loss on financial derivatives, net					(1,249)	(1,249)

Comprehensive income						24,543

Balances at September 30, 2007	44,273,312	443	211,567	106,640	5,200	323,850
Issuance of common stock for option excercises	547,238	5	3,241			3,246
Stock-based compensation			4,861			4,861
Net income				40,306		40,306
Foreign currency translation adjustment					(3,401)
Tax effect					1,011

Foreign currency translation adjustment, net					(2,390)	(2,390)

Unrealized loss on financial derivatives
Tax effect					(5,306)
					2,134

					(3,172)	(3,172)

Comprehensive income						34,744

Balances at September 30, 2008	44,820,550	448	219,669	146,946	(362)	366,701
Issuance of common stock for option excercises	424,287	4	2,344			2,348
Stock-based compensation			4,780			4,780
Net income				52,418		52,418
Foreign currency translation adjustment					163
Tax effect					123

Foreign currency translation adjustment, net					286	286

Unrealized loss on financial derivatives					(4,952)
Tax effect					1,992

Unrealized loss on financial derivatives, net					(2,960)	(2,960)

Comprehensive income						49,744

Balances at September 30, 2009	45,244,837	$452	$226,793	$199,364	$(3,036)	$423,573

See accompanying notes.

Beacon Roofing Supply, Inc.

Consolidated Statements of Cash Flows

	Year Ended
(In thousands)	September 30, 2009	September 30, 2008	September 30, 2007
Operating activities
Net income	$52,418	$40,306	$25,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,389	34,240	32,863
Stock-based compensation	4,780	4,861	4,983
Deferred income taxes	(599)	(2,838)	2,022
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	56,143	(17,434)	(22,048)
Inventories	14,168	(44,050)	13,815
Prepaid expenses and other assets	(2,256)	(9,645)	7,008
Accounts payable and accrued expenses	(67,467)	44,127	(107)

Net cash provided by operating activities	87,576	49,567	63,815
Investing activities
Purchases of property and equipment, net of sale proceeds	(13,656)	(5,739)	(23,132)
Acquisition of businesses, net of cash acquired	—	—	(120,154)

Net cash used in investing activities	(13,656)	(5,739)	(143,286)
Financing activities
Repayments under revolving lines of credit	(4,955)	(20,899)	(203,684)
Borrowings (repayments) under senior notes payable, and other	(14,969)	(6,131)	287,355
Proceeds from exercise of options	1,717	1,302	1,115
Payment of deferred financing costs	—	—	(3,087)
Income tax benefit from stock-based compensation deductions in excess of the associated compensation cost	631	1,944	2,040

Net cash provided (used) by financing activities	(17,576)	(23,784)	83,739
Effect of exchange rate changes on cash	360	(475)	354

Net increase in cash and cash equivalents	56,704	19,569	4,622
Cash and cash equivalents at beginning of year	26,038	6,469	1,847

Cash and cash equivalents at end of year	$82,742	$26,038	$6,469

Non-cash transactions:
Conversion of senior notes payable to new senior notes payable	$—	$—	$66,839
Cash paid during the year for:
Interest	$22,929	$26,924	$22,835
Income taxes, net of refunds	$49,805	$11,695	$21,223

See accompanying notes

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements

Year Ended September 30, 2009

(dollars in thousands, except per share data or as otherwise indicated)

1. The Company

Business

        Beacon Roofing Supply, Inc. (the "Company"), which was formed on August 22, 1997, operates in 37 states and three provinces in Canada and is incorporated in Delaware. During the periods presented, the Company distributed roofing materials and other complementary building materials to customers in the United States and Canada through its wholly-owned subsidiaries, Beacon Sales Acquisition, Inc., Quality Roofing Supply Company, Inc., Beacon Roofing Supply Canada Company, Best Distributing Co., The Roof Center, Inc., West End Lumber Company, Inc., JGA Beacon, Inc, Shelter Distribution, Inc., Beacon Pacific, Inc. and North Coast Commercial Roofing Systems, Inc. On October 1, 2009, the Company merged all of its U.S. subsidiaries into Beacon Sales Acquisition, Inc. After this merger, the Company's remaining subsidiaries are Beacon Sales Acquisition, Inc., Beacon Canada, Inc. and Beacon Roofing Supply Canada Company. The Company continues to operate its regional businesses under trade names associated with the former subsidiary corporate names.

Estimates

        The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the consolidated financial statements. Actual amounts could differ from those estimates.

Adoption of Recent Accounting Pronouncements

        In June 2009, the FASB issued guidance related to the FASB Accounting Standards Codification ("ASC"). Effective for interim and annual financial periods ending after September 15, 2009, the ASC has become the source of authoritative generally accepted accounting principles in the United States and supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC has become non-authoritative. This new guidance affected the way in which the Company references and reports accounting and reporting standards beginning with these financial statements.

        In May 2009, the FASB issued guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This new guidance was effective for the Company in 2009 and, consistent with its prior practice, the Company evaluated all subsequent events that occurred through the time these financial statements were filed with the SEC on December 1, 2009.

        In April 2009, the FASB issued disclosure guidance about fair value of financial instruments in interim financial statements. This was effective for the Company in 2009 but had no impact on the financial statements.

        Effective October 1, 2008, the Company followed new guidance from the FASB that clarifies the fair value objective and establishes a framework for developing fair value estimates. This new guidance also establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2009

(dollars in thousands, except per share data or as otherwise indicated)

1. The Company (Continued)

highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs), the next priority to observable market based inputs or unobservable inputs that are corroborated by market data (Level 2 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The Company's assets and liabilities that are measured at fair value on a recurring basis are its interest rate swaps and collars. Please refer to Note 17 for the related disclosures.

        Also beginning October 1, 2008, new FASB guidance permits companies to measure many financial instruments and certain other items at fair value at specified election dates. There was no impact on the financial statements from this change as the Company chose to retain its current accounting valuation methods for those items.

        In March 2008, the FASB issued guidance that requires enhanced disclosures about an entity's derivative and hedging activities. In addition to disclosing the fair values of derivative instruments and their gains and losses in a tabular format, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This new guidance was effective for the Company in the quarter ended March 31, 2009. Please refer to Note 17 for the related disclosures.

2. Summary of Significant Accounting Policies

Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions have been eliminated. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

Fiscal Year

        The fiscal years ended September 30, 2009 ("2009"), September 30, 2008 ("2008"), and September 30, 2007 ("2007") were all comprised of 52 weeks. Each of the Company's first three quarters ends on the last day of the calendar month.

Industry Segment Information

        Based on qualitative and quantitative criteria, the Company has determined that it operates within one reportable segment, which is the wholesale distribution of building materials. Please refer to the "Goodwill" summary below for discussion of the Company's reporting units and the related impairment review.

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

Year Ended September 30, 2009

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

        The Company accounts for such rebates as a reduction of the prices of the vendor's inventory until the product is sold, at which time such rebates reduce cost of sales in the consolidated statements of operations. Throughout the year, the Company estimates the amount of the rebates based upon the expected level of purchases. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels. Amounts due from vendors under these arrangements as of September 30, 2009 and September 30, 2008 totaled $38.9 and $36.3 million, respectively, and are included in "Prepaid expenses and other current assets" in the accompanying consolidated balance sheets.

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

Revenue Recognition

        The Company recognizes revenue when the following four basic criteria are met:

  •
  persuasive evidence of an arrangement exists;
  •
  delivery has occurred or services have been rendered;
  •
  the price to the buyer is fixed or determinable; and
  •
  collectability is reasonably assured.

        Based on these criteria, the Company generally recognizes revenue at the point of sale or upon delivery to the customer site. For goods shipped by third party carriers, the Company recognizes revenue upon shipment since the terms are generally FOB shipping point. The Company also arranges for certain products to be shipped directly from the manufacturer to the customer. The Company

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2009

(dollars in thousands, except per share data or as otherwise indicated)

2. Summary of Significant Accounting Policies (Continued)

recognizes the gross revenue for these sales upon notifications of deliveries from the vendors. The Company also provides certain job site delivery services, which include crane rentals and rooftop deliveries of certain products, for which the associated revenues are recognized upon completion of the services. These revenues represent less than 1% of the Company's sales. All revenues recognized are net of sales taxes collected, allowances for discounts and estimated returns, which are provided for at the time of pick up or delivery. Sales taxes collected are subsequently remitted to the appropriate government authorities.

Shipping and Handling Costs

        The Company classifies shipping and handling costs, consisting of driver wages and vehicle expenses, as operating expenses in the accompanying consolidated statements of operations. Shipping and handling costs were approximately $68,470 in 2009, $81,537 in 2008, and $79,272 in 2007.

Financial Derivatives

        The Company enters into interest rate swaps and collars to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The collar agreements provide for fixed-rate caps and floors. The Company's current derivative instruments are designated as cash flow hedges, for which the Company records the effective portions of changes in their fair value, net of tax, in other comprehensive income. The Company recognizes any ineffective portion of the hedges in earnings, of which there has been none to date. The Company's derivative instruments prior to April 2007 were not designated as hedges and therefore changes in their fair values were recorded in interest expense.

Concentrations of Risk

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company's accounts receivable are primarily from customers in the building industry located in the United States and Canada. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base. The Company performs credit evaluations of its customers; however, the Company's policy is not to require collateral. At September 30, 2009 and 2008, the Company had no significant concentrations of credit risk.

        Approximately 67% of the Company's total cost of inventory purchases was from 7 vendors in 2009, 9 vendors in 2008, and 11 vendors in 2007. In addition, inventory purchases exceeding 10% of the total cost of purchases were made from each of three vendors in 2009.

Impairment of Long-Lived Assets

        Impairment losses are required to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. If such assets are considered to be impaired, the impairment to be recognized is

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2009

(dollars in thousands, except per share data or as otherwise indicated)

2. Summary of Significant Accounting Policies (Continued)

the total by which the carrying value exceeds the fair value determined using a discounted cash flow model.

Amortizable and Other Intangible Assets

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

Goodwill

        Goodwill represents the excess paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.

        The Company tests goodwill for impairment in the fourth quarter of each fiscal year or at any other time when impairment indicators exist. Examples of such indicators include a significant change in the business climate, unexpected competition, loss of key personnel or a decline in the Company's market capitalization below its net book value. In performing the impairment test, the Company utilizes a two-step approach. The first step requires a comparison of each reporting unit's fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any.

        The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component (defined as a business for which discrete financial information is available and regularly reviewed by component managers), which in the Company's case is its regions. The Company aggregates components within a reporting unit that have similar economic characteristics. For purposes of determining the aggregation, the Company evaluates the distribution method, sales mix, and operating results of each of its regions and concludes if these have or will be sustained over a long-term basis. For purposes of this evaluation, the Company would expect its regions to exhibit similar economic characteristics 3-5 years after events such as an acquisition within its core roofing business or management/business restructuring. This evaluation also considers major storm activity or local economic challenges that may impact the short term operations of the region. Based on the Company's evaluation at September 30, 2009, two of its regions did not exhibit similar economic characteristics and therefore were individually evaluated for goodwill impairment as separate reporting units. The remaining components were aggregated into a third reporting unit (the "Aggregated Reporting Unit") and tested in total for goodwill impairment.

        The fair value of each reporting unit is estimated using a market approach, an income approach, or a weighted average of the two approaches. The market approach utilizes a guideline transaction method, which derives applicable market multiples from the prices at which comparable companies are trading in an active marketplace. The Company believes the market approach generally provides a

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2009

(dollars in thousands, except per share data or as otherwise indicated)

2. Summary of Significant Accounting Policies (Continued)

meaningful indicator of fair value as it reflects the current value at which shares of comparable companies are actively traded in a free and open market. The income approach utilizes a discounted cash flow method ("DCF") that estimates after-tax cash flows on a debt-free basis, discounted to present value using a risk-adjusted discount rate. The Company believes the DCF provides a meaningful indicator of fair value as well, since it appropriately measures the income producing assets and reflects the income potential that would establish the amount paid by an investor.

        The key assumptions used in the market approach included:

  •
  The use of comparable publicly traded companies, which the Company considers to be distributors of industrial construction products.
  •
  The application of adjustments for a control premium and for risk and growth considerations, which were consistent with premiums and considerations in recent acquisitions.

        The key assumptions used in the DCF approach included:

  •
  The reporting unit's five-year projections of financial results (including sales and margin improvements), which were based on management's strategic plans and long-range forecasts. Sales growth rates represent estimates based on current and forecasted sales mix and market conditions. The profit margins were projected by each reporting unit based on historical margins, projected sales mix, current expense structure and anticipated expense reductions.
  •
  The projected terminal value, which reflected the total present value of projected cash flows beyond the last period in the DCF. This value reflected our estimate for stable, perpetual growth of each reporting unit.
  •
  The discount rate was set by using a weighted average cost of capital method that considered market and industry data as well as Company-specific risk factors.

        The Company utilized a market approach to determine the fair value of the Aggregated Reporting Unit and a combination of income and market approaches to determine the fair values of the two other reporting units. Given the size of the respective reporting units, relative to the overall Company, the Company believes these approaches provide the best indications of the fair values. To corroborate its calculations, management reconciled the Company's total market capitalization to the sum of the fair values of the three reporting units. The Company's market capitalization reflects an implied control premium, which the Company believes is consistent with recent acquisitions in the industry.

        Based on the Company's calculations, the fair value of the Aggregated Reporting Unit significantly exceeded the respective carrying value. In addition, for one of the two remaining reporting units, with $63.3 million in goodwill, the Company's calculations indicated a fair value which significantly exceeded the unit's carrying value, while the other reporting unit with $70.8 million in goodwill, provided fair value indications ranging from 5% to 8% above its carrying value. The significant inputs used in the fair value calculations discussed above represent the Company's best estimate. Management performed sensitivity analyses utilizing more conservative assumptions for the fair value estimate of the reporting unit that had only a 5% to 8% excess fair value. For example, management changed the discount rate and the terminal growth rate by 100 basis points each and reduced the forecasted cash flows and market multiples by 10% each. These analyses noted that an individual change to any one of these assumptions would not reduce the fair value below the carrying value; however any combination of

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2009

(dollars in thousands, except per share data or as otherwise indicated)

2. Summary of Significant Accounting Policies (Continued)

these changes in assumptions would reduce the fair value below its carrying value. As a result, if actual operating results and/or the underlying assumptions used in the analyses differ from expected, a future impairment charge may be necessary.

        Based on the results of the first step of the impairment test, the second step was not required and no impairment was recognized. If circumstances change or events occur to indicate that the fair value of any of the Company's reporting units (under the guidelines discussed above) has fallen below its carrying value, management will compare the estimated fair value of the goodwill to its carrying value. If the book value of the goodwill exceeds the implied fair value of the goodwill, the Company will recognize the difference as an impairment loss in the determination of operating income.

Stock-Based Compensation

        The Company accounts for employee and non-employee director stock-based compensation using the fair value method of accounting. The Company estimates forfeitures in calculating the expense related to stock-based compensation. In addition, the Company reports the benefits of tax deductions in excess of recognized compensation cost as both a financing cash inflow and an operating cash outflow. The excess tax benefit classified as a financing activity would have been classified as an operating inflow if the Company did not use the fair value method.

        Compensation cost arising from stock options granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period, which represents the requisite service period. As of September 30, 2009, there was $4.3 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years. The Company recorded stock-based compensation expense of $4.8 million ($2.9 million net of tax) or $0.06 per basic share and per diluted share in 2009, $4.9 million ($2.9 million net of tax) or $0.06 per basic share and per diluted share in 2008, and $5.0 million ($3.0 million net of tax) or $0.07 per basic share and per diluted share in 2007.

        The fair values of the options were estimated on the dates of the grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended
	September 30, 2009	September 30, 2008	September 30, 2007
Dividend yield	—	—	—
Expected life in years	7	6	5
Risk-free interest rate	2.49%	3.91%	4.78%
Expected volatility	48.00%	45.00%	45.00%
Weighted average fair value of options granted	$6.35	$4.55	$10.06

        Expected lives of the options granted are based primarily on historical option activity, while expected volatilities are based on the historical volatilities of the Company's stock and stocks of comparable public companies. Estimated cumulative forfeiture rates of 0.0-15.0% were utilized in the expense recognition of options in 2009 and 2008 and 0.0-10% in 2007. The risk-free interest rates are

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2009

(dollars in thousands, except per share data or as otherwise indicated)

2. Summary of Significant Accounting Policies (Continued)

based on the market yields on U.S. Treasury securities at a 5-year constant maturity, quoted on an investment basis, on the dates of the grants. The Company has not paid any cash dividends and does not anticipate paying dividends in the foreseeable future.

Comprehensive Loss

        Accumulated other comprehensive loss consisted of the following:

	September 30, 2009	September 30, 2008
Foreign currency translation adjustment	$6,683	$6,520
Tax effect	(2,338)	(2,461)

Foreign currency translation adjustment, net	4,345	4,059

Unrealized loss on financial derivatives	(12,348)	(7,396)
Tax effect	4,967	2,975

Unrealized loss on financial derivatives, net	(7,381)	(4,421)

Accumulated other comprehensive loss	$(3,036)	$(362)

Net Income per Share

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

        The following table reflects the calculation of weighted average shares outstanding for each period presented:

	Year Ended
	September 30, 2009	September 30, 2008	September 30, 2007
Weighted-average common shares outstanding for basic	45,007,313	44,346,293	44,083,915
Dilutive effect of employee stock options	486,473	613,064	888,017

Weighted-average shares assuming dilution	45,493,786	44,959,357	44,971,932

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2009

(dollars in thousands, except per share data or as otherwise indicated)

2. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

        Financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, borrowings under the Company's revolving lines of credit and long-term debt. Except for the long-term debt, these instruments are short-term in nature, and there is currently no known trading market for the Company's debt. Therefore, at September 30, 2009 and 2008, the Company believes the carrying amounts of its financial instruments approximated their fair values. Please refer to Note 17 for disclosures of the Company's financial derivatives that are recorded at fair value.

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

        The Company adopted the accounting guidance originally issued in FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (codified primarily in FASB ASC Topic 740, Income Taxes) effective October 1, 2007, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In connection with the adoption, the Company analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. There was no material impact on the consolidated financial statements upon adoption.

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

Recent Accounting Pronouncements

        In June 2009, the FASB issued guidance that changes the way entities account for securitizations and special purpose entities. This new guidance is effective for annual reporting periods beginning after November 15, 2009. The Company believes this change will not have an impact on its financial statements.

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2009

(dollars in thousands, except per share data or as otherwise indicated)

2. Summary of Significant Accounting Policies (Continued)

        In December 2007, the FASB issued guidance that will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. This guidance will be effective for the Company's financial statements in the fiscal year beginning October 1, 2009. Earlier adoption is prohibited. The Company believes the adoption of this guidance could have a significant impact on the accounting for its future acquisitions, depending on the circumstances and the terms of the acquisitions.

3. Goodwill, Intangibles and Other Assets

        Goodwill was $354,193 and $354,269 at September 30, 2009 and 2008, respectively, of which $223,244 can be amortized for income tax purposes. The Company's goodwill decreased by $76 and $886 in 2009 and 2008, respectively, due to changes in foreign currency translation.

        Intangibles and other assets, included in other long-term assets, consisted of the following:

	September 30, 2009	September 30, 2008
Amortizable intangible assets
Non-compete agreememts	$5,150	$5,150
Customer relationships	88,746	88,746
Beneficial lease arrangements	610	610
Deferred financing costs and other	7,334	7,345

	101,840	101,851
Less: accumulated amortization	55,131	42,136

	46,709	59,715
Unamortizable trademarks	9,750	9,750
Other assets	—	4,500

Total other intangible assets	$56,459	$73,965

        Amortization expense related to intangible assets amounted to approximately $12,995, $15,859, and $15,071 in 2009, 2008, and 2007, respectively. The intangible lives range from one to fifteen years and the weighted average remaining life was 11.6 years at September 30, 2009. Estimated future annual amortization for the above intangible assets as of September 30, 2009 is $10,451, $8,587, $6,859, $5,426, $3,757 and $11,629 for 2010, 2011, 2012, 2013, 2014 and thereafter, respectively.

4. Acquisitions

        On April 2, 2007, the Company purchased 100% of the outstanding stock of North Coast Commercial Roofing Systems, Inc. and certain of its subsidiaries and affiliates (together "North Coast"), a Twinsburg, Ohio-based distributor of commercial roofing systems and related accessories, with 16 locations in eight U.S. states at the time of the acquisition. North Coast had branches in Ohio, Illinois, Indiana, Kentucky, Michigan, New York, Pennsylvania and West Virginia. This purchase was funded with cash on hand along with funds borrowed under the Company's U.S. revolving line of

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2009

(dollars in thousands, except per share data or as otherwise indicated)

4. Acquisitions (Continued)

credit. North Coast had net sales of $235 million (unaudited) for the year ended March 31, 2006. A total of $4.5 million of the acquisition price remains in escrow at September 30, 2009 for post-closing indemnification claims, which is included in other current assets and accrued expenses. The Company has included the results of operations for North Coast from the date of acquisition and applied purchase accounting, which, along with certain purchase price adjustments, resulted in recorded goodwill of $62.3 million as per below (in 000's). The Company finalized the purchase accounting in the third quarter of 2008.

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

5. Prepaid Expenses and Other Current Assets

        The significant components of prepaid expenses and other current assets were as follows:

	September 30, 2009	September 30, 2008
Vendor rebates	$38,857	$36,303
Refundable income taxes	3,545	—
Other	10,312	9,496

	$52,714	$45,799

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2009

(dollars in thousands, except per share data or as otherwise indicated)

6. Property and Equipment, net

        Property and equipment, net, consisted of the following:

	September 30, 2009	September 30, 2008
Land	$3,190	$2,159
Buildings and leasehold improvements	18,725	16,651
Equipment	100,731	95,774
Furniture and fixtures	10,478	10,092

	133,124	124,676
Less: accumulated depreciation and amortization	80,159	67,964

	$52,965	$56,712

        Depreciation and amortization of property and equipment totaled $17,394, $18,381 and $17,792 in 2009, 2008 and 2007, respectively.

7. Accrued Expenses

        The significant components of accrued expenses were as follows:

	September 30, 2009	September 30, 2008
Uninvoiced inventory receipts	$19,970	$23,044
Employee-related accruals	18,736	19,903
Income taxes payable	—	15,293
Unrealized loss on financial derivatives	12,348	7,396
Other	24,482	24,119

	$75,536	$89,755

8. Financing Arrangements

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

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2009

(dollars in thousands, except per share data or as otherwise indicated)

8. Financing Arrangements (Continued)

        The Credit Facility consists of a U.S. revolving credit facility of $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $158.9 million available for borrowings and less than $0.1 million outstanding under the US Revolver and Canadian Revolver at September 30, 2009. There were $5.1 million of outstanding standby letters of credit at September 30, 2009. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.9 million, plus any required prepayments under the Excess Cash Flow and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

  Excess Cash Flow

        On May 15 of each fiscal year, commencing on May 15, 2008, the Company must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on its results for 2009, the Company will be required to make a $7.0 million payment by May 15, 2010. The amounts payable of $7.0 million under this provision at September 30, 2009 and 2008 were classified as short-term debt.

  Interest

        Interest on borrowings under the U.S. credit facility is payable at the Company's election at either of the following rates:

  •
  the base rate (that is the higher of (a) the base rate for corporate loans quoted in The Wall Street Journal or (b) the Federal Reserve overnight rate plus 1/2 of 1%) plus a margin of 0.75% for the Term Loan.
  •
  the current LIBOR Rate plus a margin of 1.00% (for US Revolver loans) or 2.00% (for Term Loan).

        Interest under the Canadian credit facility is payable at the Company's election at either of the following rates:

  •
  an index rate (that is the higher of (1) the Canadian prime rate as quoted in The Globe and Mail and (2) the 30-day BA Rate plus 0.75%), or
  •
  the BA rate as described in the Canadian facility plus 1.00%.

        The US Revolver currently carries an interest rate at the base rate (3.25% at September 30, 2009), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75% (2.5% at September 30, 2009), and the Term Loan carries an interest rate of LIBOR plus 2% (2.25% and 2.60% for two LIBOR arrangements under the Term Loan at September 30, 2009). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2009

(dollars in thousands, except per share data or as otherwise indicated)

8. Financing Arrangements (Continued)

year. Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

  Maximum Consolidated Leverage Ratio

        On the last day of each fiscal quarter, the Company's Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0. At September 30, 2009, this ratio was 1.90:1.0.

  Capital Expenditures

        The Company cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

        As of September 30, 2009, the Company was in compliance with these covenants. Substantially all of the Company's assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

  Senior Notes Payable

        Senior notes payable under the Term Loan consisted of the following:

	September 30, 2009	September 30, 2008
Senior notes payable to commercial lenders, due in equal quarterly payments of principal of $0.9 million with the remainder due in 2013, plus required prepayment amounts and interest at the base rate, as defined, plus 0.75% or LIBOR plus 2.0% (2.25% and 2.60% at September 30, 2009) through November 2013	$332,518	$343,000
Less current portion	10,428	10,500

	$322,090	$332,500

  Prior Senior Secured Credit Facilities

        The credit facilities in place prior to the Credit Facility discussed above were scheduled to mature on October 14, 2010 and consisted of a $280 million U.S. revolving line of credit and a C$15 million Canadian revolving line of credit, referred to as revolvers, and term loans totaling $90 million. These facilities provided for the same lock-box arrangements as under the Credit Facility. At the time of the refinancing discussed above, there was $227.8 million of borrowings outstanding under the prior revolvers.

  Equipment Financing Facilities

        The Company has an equipment financing facility which allows for the financing of up to $5.5 million of purchased transportation and material handling equipment through February 15, 2010 at

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2009

(dollars in thousands, except per share data or as otherwise indicated)

8. Financing Arrangements (Continued)

an interest rate approximately 3% above the 5- or 6-year term swap rate at the time of the advances. There were no amounts outstanding under this facility at September 30, 2009; however, there were $19.9 million of equipment financing loans outstanding under prior equipment financing facilities at September 30, 2009, with fixed interest rates ranging from 5.5% to 7.4%.

  Other Information

        Annual principal payments for all outstanding borrowings for each of the next five years and thereafter as of September 30, 2009 were as follows:

Fiscal year	Senior Secured Credit Facility	Equipment Financing	Revolving Lines of Credit	Total
2010	$10,428	$4,653	$11	$15,092
2011	3,428	4,899	—	8,327
2012	3,428	4,302	—	7,730
2013	315,234	3,403	—	318,637
2014	—	2,547	—	2,547
Thereafter	—	54	—	54

Subtotal	332,518	19,858	11	352,387
Less current portion	10,428	4,653	11	15,092

Total long-term debt	$322,090	$15,205	$—	$337,295

9. Leases

        The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis. The Company leases two buildings from a limited liability entity that is partly owned by one of the Company's directors for an aggregate expense of approximately $0.4 million in 2009, $0.5 million in 2008, and $0.6 million in 2007. The director's interest in the dollar value of these lease arrangements was approximately 33% at September 30, 2009.

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2009

(dollars in thousands, except per share data or as otherwise indicated)

9. Leases (Continued)

        At September 30, 2009, the minimal rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year were as follows:

Year ending September	Operating Leases
2010	$22,845
2011	17,769
2012	13,874
2013	9,575
2014	7,180
Thereafter	6,392

Total minimum lease payments	$77,635

        Rent expense was $25,761 in 2009, $24,823 in 2008 and $23,022 in 2007. Sublet income was immaterial for these years.

10. Stock Options

  Stock Option Plans

        The Company is currently making stock-based awards under its 2004 Stock Plan, which was adopted on September 21, 2004. The 2004 Stock Plan allows for the granting of up to 5.05 million shares of Common Stock in the form of stock options or stock awards to key employees and members of the Board of Directors. The key terms of the grants are determined by the Company's Board of Directors.

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

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2009

(dollars in thousands, except per share data or as otherwise indicated)

10. Stock Options (Continued)

        Information regarding the Company's stock options is summarized below (not in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in Millions)
Outstanding at September 30, 2006	2,800,659	$8.47
Granted	736,250	21.89
Exercised	(406,828)	2.74
Canceled	(84,961)	20.35

Outstanding at September 30, 2007	3,045,120	12.15
Granted	759,023	9.34
Exercised	(547,238)	2.38
Canceled	(174,825)	17.26

Outstanding at September 30, 2008	3,082,080	$12.90
Granted	873,356	12.20
Exercised	(424,287)	4.05
Canceled	(113,395)	16.56

Outstanding at September 30, 2009	3,417,754	$13.70	7.0	$13.6

Vested or Expected to Vest at September 30, 2009	3,316,493	$13.73	7.0	$13.2

Exercisable at September 30, 2009	1,971,164	$14.46	5.9	$7.6

        There were options available for grants to purchase 1,734,763 shares of Common Stock under the 2004 Stock Plan at September 30, 2009. The Company granted 800,000 additional options under the 2004 Stock Plan to management in November 2009. The weighted-average grant date fair values of stock options granted during 2009, 2008 and 2007 were $6.35, $4.55 and $10.06, respectively. The intrinsic values of stock options exercised during 2009 and 2008 were $4.2 million and $7.2 million, respectively. At September 30, 2009, the Company had $14.1 million of excess tax benefits available for potential deferred tax write-offs related to option accounting.

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2009

(dollars in thousands, except per share data or as otherwise indicated)

10. Stock Options (Continued)

        Details regarding options to purchase common stock outstanding as of September 30, 2009 were as follows:

Options Outstanding	Weighted Range of Average Exercise Prices	Contractual Life in Years	Options Exercisable
300,095	$0.85 - $2.33	3.3	300,095
45,000	8.04	8.1	15,000
645,195	$8.67 - $10.60	7.9	256,322
1,200,131	$11.56 - $12.93	7.9	351,282
68,250	$13.64 - $14.18	5.5	67,250
484,498	$16.63 - $18.64	6.3	484,498
646,460	$22.16 - $24.38	6.9	468,592
28,125	$26.09 - $27.17	6.4	28,125

3,417,754			1,971,164

  Special CEO Options Grant

        The Company granted stock options to its President and Chief Executive Officer (CEO) in October 2003 under an executive securities agreement. The grant included options to purchase 505,050 shares of common stock at the then fair value and was scheduled to vest over two years. In January 2004, the Company and the CEO amended the special purchase option agreement to increase the number of shares that could be purchased under the options to 612,366 shares. Such amendment did not change the exercise price, contractual term or vesting of the original award. Under this grant, the exercise price must be paid in cash, unless the Company permits otherwise. The options became fully vested after the completion of the Company's IPO and expire on October 20, 2013. These options were not granted under the Company's 1998 Stock Plan or 2004 Stock Plan. Options to purchase 150,000, 220,000, and 200,000 shares under this grant were exercised in 2006, 2008, and 2009, respectively, leaving 42,366 and 242,366 options outstanding under the special CEO grant at September 30, 2009 and 2008, respectively.

11. Benefit Plans

        The Company maintains defined contribution plans covering all full-time employees of the Company who have 90 days of service and are at least 21 years old. An eligible employee may elect to make a before-tax contribution of between 1% and 100% of his or her compensation through payroll deductions, not to exceed the annual limit set by law. The Company currently matches the first 50% of participant contributions limited to 6% of a participant's gross compensation (maximum Company match is 3%). Additional amounts associated with profit sharing were contributed in the three years presented and are scheduled to be contributed in 2010 for 2009 as well. All Company contributions are subject to the discretion of management and the board of directors. The combined expense for this plan and a similar plan for our Canadian employees was $6,253 in 2009, $5,775 in 2008 and $4,485 in 2007.

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2009

(dollars in thousands, except per share data or as otherwise indicated)

11. Benefit Plans (Continued)

        The Company also contributes to an external pension fund for certain of its employees who belong to a local union. Annual contributions were $101, $109 and $116 in 2009, 2008, and 2007, respectively.

12. Income Taxes

        The income tax provision consisted of the following:

	Fiscal year
	2009	2008	2007
Current:
Federal	$27,280	$23,443	$8,760
Foreign	1,956	1,980	2,480
State	5,268	5,915	3,833

	34,504	31,338	15,073

Deferred:
Federal	(76)	(2,445)	1,626
Foreign	29	(26)	(21)
State	(553)	(367)	417

	(600)	(2,838)	2,022

	$33,904	$28,500	$17,095

        The following table shows the principal reasons for the differences between the effective income tax rate and the statutory federal income tax rate:

	Fiscal Year
	2009	2008	2007
Federal income taxes at statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	3.83	5.24	6.09
Foreign income taxes in excess of 35%	0.18	0.04	0.21
Non-deductible meals and entertainment	0.25	0.50	1.16
Tax reserves	0.56	(0.08)	(0.71)
Other	(0.54)	0.72	(1.41)

Total	39.28%	41.42%	40.34%

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2009

(dollars in thousands, except per share data or as otherwise indicated)

12. Income Taxes (Continued)

        The components of the Company's deferred taxes were as follows:

	September 30, 2009	September 30, 2008
Deferred tax liabilities:
Excess tax over book depreciation and amortization	$40,719	$38,649
Foreign currency translation adjustment	2,339	2,461
Other	401	300

	43,459	41,410

Deferred tax assets:
Deferred compensation	6,903	6,048
Allowance for doubtful accounts	5,122	5,091
Accrued vacation & other	2,267	2,313
Unrealized loss on financial derivatives	4,705	2,901
Inventory valuation	7,230	7,821

	26,227	24,174

Net deferred income tax liabilities	$17,232	$17,236

        As of September 30, 2009, there was available tax benefits totaling $539 related to tax credit and net operating loss (NOL) carryforwards. Of this total, $317 represents an available benefit from foreign tax credit carryforwards, most of which expires in fiscal year 2017, and $222 represents an available benefit from state NOL carryforwards, most of which expires in fiscal year 2027. The Company has recorded a valuation allowance to fully reserve for these amounts since future recognition is uncertain. As of September 30, 2008, there was available tax benefits totaling $677 related to tax credit and NOL carryfowards, of which $440 represented an available benefit from foreign tax credit carryforwards and $237 represented an available benefit from state NOL carryforwards. The Company recorded a valuation allowance to fully reserve for these amounts since future recognition was uncertain.

        As of September 30, 2009, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $481, all of which, if recognized, would affect the Company's effective tax rate. The Company's continuing practice is to recognize any interest and penalties related to income tax matters in income tax expense in the consolidated statements of operations. There were no significant accrued interest and penalty amounts resulting from unrecognized tax benefits at September 30, 2009. The Company currently anticipates its unrecognized tax benefits will decline by approximately 50% during the next twelve months.

        In 2009, 2008, and 2007, the Company had reductions in income taxes payable of $1,565, $2,873 and $2,286, respectively, as a result of stock option exercises.

        The Company has operations in 37 U.S. states and three provinces in Canada and is subject to tax audits in each of these jurisdictions and federally in both the United States and Canada. These audits may involve complex issues, which may require an extended period of time to resolve. The Company

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2009

(dollars in thousands, except per share data or as otherwise indicated)

12. Income Taxes (Continued)

has provided for its estimate of taxes payable in the accompanying financial statements. Additional taxes are reasonably possible however the amounts cannot be estimated at this time. The Company is no longer subject to U.S. federal tax examinations for tax years prior to 2005. For the majority of states, the Company is also no longer subject to tax examinations for tax years before 2005.

13. Related-Party Transactions

        The Company leases two buildings from a limited liability entity that is partly owned by one of the Company's directors for an aggregate expense of approximately $0.4 million in 2009, $0.5 million in 2008, and $0.6 million in 2007. The director's interest in the dollar value of these lease arrangements was approximately 33% at September 30, 2009.

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

        The Company is subject to litigation from time to time in the ordinary course of business; however the Company does not expect the results, if any, to have a material adverse impact on its results of operations, financial position or liquidity.

15. Geographic and Product Data

        The Company's geographic and product information was as follows:

	Year Ended
	September 30, 2009			September 30, 2008			September 30, 2007
	Net Revenues	Income before taxes	Property and Equipment, net	Net Revenues	Income before taxes	Property and Equipment, net	Net Revenues	Income before taxes	Property and Equipment, net
U.S.	$1,637,831	$80,502	$47,108	$1,676,735	$63,103	$50,891	$1,539,617	$35,152	$62,303
Canada	96,136	5,820	5,857	107,760	5,703	5,821	106,168	7,222	7,450

Total	$1,733,967	$86,322	$52,965	$1,784,495	$68,806	$56,712	$1,645,785	$42,374	$69,753

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2009

(dollars in thousands, except per share data or as otherwise indicated)

15. Geographic and Product Data (Continued)

        Net revenues from external customers by product group were as follows:

	Year Ended
	September 30, 2009	September 30, 2008	September 30, 2007
Residential roofing products	$897,410	$758,491	$691,693
Non-residential roofing products	599,568	723,742	605,857
Complementary building products	236,989	302,262	348,235

Total	$1,733,967	$1,784,495	$1,645,785

        Prior year revenues by product group are presented in a manner consistent with the current year's product classifications.

16. Allowance for Doubtful Accounts

        The activity in the allowance for doubtful accounts consisted of the following:

Fiscal Year	Balance at beginning of year	Provision Additions	Write-offs	Balance at end of year
September 30, 2009	$12,978	$7,413	$(6,949)	$13,442
September 30, 2008	$7,970	$10,954	$(5,946)	$12,978
September 30, 2007	$5,020	$7,916	$(4,966)	$7,970

17. Financial Derivatives

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

        The Company is using interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. As of September 30, 2009, the following interest rate derivative instruments were outstanding: a) interest rate swaps totaling $200 million, expiring in April 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.99% and a cap rate of 5.75%; c) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.75% and a cap rate of 6.00%; d) a $100 million future-starting interest rate swap executed in May 2009, with interest cash flows

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended September 30, 2009

(dollars in thousands, except per share data or as otherwise indicated)

17. Financial Derivatives (Continued)

commencing in April 2010 and expiring in April 2013 and with a fixed rate of 2.72%; e) a $50 million future-starting interest rate swap executed in June 2009, with interest cash flows commencing in April 2010 and expiring in April 2013 and with a fixed rate of 3.12%; and f) a $50 million future-starting interest rate swap executed in June 2009, with interest cash flows commencing in April 2010 and expiring in April 2013 and with a fixed rate of 3.11%. At no time during the terms of the forward-stating derivatives do the associated cash flows overlap with those associated with the derivatives expiring in April 2010.

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

        The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense. Since inception, the Company has not recognized any gains or losses on these hedges. The table below presents the combined fair values of the interest rate swap and collar instruments:

	Unrealized Losses
Location on Balance Sheet	September 30, 2009	September 30, 2008	Fair Value Hierarchy
	(Dollars in thousands)
Accrued expenses	$12,348	$7,396	Level 2

        The fair values of the interest rate swaps and collars were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the "LIBOR Curve") for the full terms of the swap and collar agreements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were (1) designed to ensure that material information relating to Beacon Roofing Supply, Inc., including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

        Our management assessed the effectiveness of our internal controls over financial reporting as of September 30, 2009. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of September 30, 2009, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

        Our Independent Registered Public Accounting Firm has issued a report on the Company's internal control over financial reporting. This report appears below.

  (b)
  Attestation Report of the Independent Registered Public Accounting Firm

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Beacon Roofing Supply, Inc.

        We have audited Beacon Roofing Supply, Inc.'s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Beacon Roofing Supply, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Beacon Roofing Supply, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beacon Roofing Supply, Inc. as of September 30, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2009 and our report dated December 1, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
December 1, 2009

  (c)
  Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(1)    Financial Statements

        The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of September 30, 2009 and 2008

  •
  Consolidated Statements of Operations for the years ended September 30, 2009, 2008 and 2007

  •
  Consolidated Statements of Stockholders' Equity for the years ended September 30, 2009, 2008 and 2007

  •
  Consolidated Statements of Cash Flows for the years ended September 30, 2009, 2008 and 2007

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

Date: December 1, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ROBERT R. BUCK Robert R. Buck	Chairman and Chief Executive Officer	December 1, 2009
/s/ DAVID R. GRACE David R. Grace	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	December 1, 2009
/s/ ANDREW R. LOGIE Andrew R. Logie	Director	December 1, 2009
/s/ H. ARTHUR BELLOWS, JR. H. Arthur Bellows, Jr.	Director	December 1, 2009
/s/ JAMES J. GAFFNEY James J. Gaffney	Director	December 1, 2009
/s/ PETER M. GOTSCH Peter M. Gotsch	Director	December 1, 2009
/s/ WILSON B. SEXTON Wilson B. Sexton	Director	December 1, 2009
/s/ STUART A. RANDLE Stuart A. Randle	Director	December 1, 2009

INDEX TO EXHIBITS

EXHIBIT

EXHIBIT NUMBER
3.1	Second Amended and Restated Certificate of Incorporation of Beacon Roofing Supply, Inc. (incorporated herein by reference to Exhibit 3.1 to Beacon Roofing Supply, Inc.'s annual report on Form 10-K for the year ended September 25, 2004)
3.2	Amended and Restated By-Laws of Beacon Roofing Supply, Inc. (incorporated by reference to Exhibit 3.2 to Beacon Roofing Supply, Inc.'s annual report on Form 10-K for the year ended September 30, 2007)
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
10.3
Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for all employees, including executive officers who are not directors (incorporated by reference to Exhibit 10.3 to Beacon Roofing Supply, Inc.'s annual report on Form 10-K for the year ended September 30, 2008).*
10.4
Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for non-employee directors (incorporated by reference to Exhibit 10.3 to Beacon Roofing Supply, Inc.'s quarterly report on Form 10-Q for the quarter ended March 31, 2006).*
10.5
Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for employee directors (incorporated by reference to Exhibit 10.5 to Beacon Roofing Supply, Inc.'s annual report on Form 10-K for the year ended September 30, 2008).*
10.6
Executive Securities Agreement dated as of October 20, 2003 by and between Beacon Roofing Supply, Inc., Robert Buck and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 10.5 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-116027))
10.7
Amendment to Executive Securities Agreement dated as of January 28, 2004 by and between Beacon Roofing Supply, Inc., Robert Buck and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 10.6 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-116027))
10.8	1998 Stock Plan (incorporated herein by reference to Exhibit 4.1 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-8 (Registration No. 333-119747))*

EXHIBIT NUMBER
10.9	Amended and Restated 2004 Stock Plan (incorporated herein by reference to Exhibit 10.1 to Beacon Roofing Supply, Inc.'s current report on Form 8-K filed on February 11, 2008)*
10.10
Amended and Restated Special Purchase Option Agreement dated January 28, 2004 by and between Beacon Roofing Supply, Inc. and Robert Buck (incorporated herein by reference to Exhibit 10.10 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-116027))*
10.11	Description of Management Cash Bonus Plan (incorporated herein by reference to Exhibit 10 to Beacon Roofing Supply, Inc.'s quarterly report on Form 10-Q for the quarter ended December 31, 2008)*
21	Subsidiaries of Beacon Roofing Supply, Inc.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Compensatory plan or arrangement.