Form 10-Q
period 2009-12-31
BEACON ROOFING SUPPLY INC
filed 2010-02-03
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

As of February 1, 2010, there were 45,365,224 outstanding shares of the registrant's common stock, $.01 par value per share.

BEACON ROOFING SUPPLY, INC.
Form 10-Q
For the Quarterly Period Ended December 31, 2009

BEACON ROOFING SUPPLY, INC.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	December 31,	December 31,	September 30,
	2009	2008	2009
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$110,231	$22,059	$82,742
Accounts receivable, less allowance of $13,494 at December 31, 2009,
$13,756 at December 31, 2008, and $13,442 at September 30, 2009	158,868	196,773	227,379
Inventories	173,236	188,462	195,011
Prepaid expenses and other assets	50,623	46,812	52,714
Deferred income taxes	16,671	22,824	19,323

Total current assets	509,629	476,930	577,169

Property and equipment, net	49,425	53,681	52,965
Goodwill	354,426	352,693	354,193
Other assets, net	53,750	70,368	56,459

Total assets	$967,230	$953,672	$1,040,786

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$86,404	$100,084	$151,683
Accrued expenses	55,581	67,685	75,536
Current portion of long-term obligations	15,183	15,028	15,092

Total current liabilities	157,168	182,797	242,311

Senior notes payable, net of current portion	321,233	331,625	322,090
Deferred income taxes	36,235	35,093	36,555
Long-term obligations under equipment financing and other, net of current portion	15,083	24,032	16,257

Commitments and contingencies

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized;
45,334,037 issued and outstanding at December 31, 2009, 44,834,397 at
December 31, 2008, and 45,244,837 at September 30, 2009	453	448	452
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	228,968	221,008	226,793
Retained earnings	207,191	165,588	199,364
Accumulated other comprehensive income (loss)	899	(6,919)	(3,036)

Total stockholders' equity	437,511	380,125	423,573

Total liabilities and stockholders' equity	$967,230	$953,672	$1,040,786

Note: The balance sheet at September 30, 2009
has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Operations

	Three Months Ended December 31,
	2009	2008
Unaudited
(Dollars in thousands, except per share data)

Net sales	$367,721	$463,329
Cost of products sold	279,380	347,331

Gross profit	88,341	115,998

Operating expenses	69,829	78,323

Income from operations	18,512	37,675

Interest expense	5,587	6,149

Income before income taxes	12,925	31,526

Income tax expense	5,098	12,884

Net income	$7,827	$18,642

Net income per share:
Basic	$0.17	$0.42

Diluted	$0.17	$0.41

Weighted average shares used in computing net income per share:
Basic	45,281,263	44,822,561

Diluted	45,713,213	45,316,255

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Cash Flows

	Three Months Ended December 31,
	2009	2008
	Unaudited (in thousands)

Operating activities:
Net income	$7,827	$18,642
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,129	7,722
Stock-based compensation	1,427	1,195
Deferred income taxes	(538)	(480)
Changes in assets and liabilities:
Accounts receivable	68,905	84,166
Inventories	22,270	19,222
Prepaid expenses and other assets	2,151	(3,356)
Accounts payable and accrued expenses	(79,588)	(122,090)
Net cash provided by operating activities	29,583	5,021

Investing activities:
Purchases of property and equipment, net of sales proceeds	(625)	(2,033)
Acquisition of business	(385)	-
Net cash used in investing activities	(1,010)	(2,033)

Financing activities:
Advances (repayments) under revolving lines of credit, net	18	(4,662)
Repayments under senior notes payable and other, net	(1,981)	(2,287)
Proceeds from exercise of options	664	138
Income tax benefit from stock-based compensation deductions in excess of the
associated compensation costs	85	6
Net cash used by financing activities	(1,214)	(6,805)

Effect of exchange rate changes on cash	130	(162)

Net increase (decrease) in cash and cash equivalents	27,489	(3,979)
Cash and cash equivalents at beginning of year	82,742	26,038

Cash and cash equivalents at end of period	$110,231	$22,059

Cash paid during the year for:
Interest	$6,440	$5,644
Income taxes, net of refunds	1,428	23,395

The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Beacon Roofing Supply, Inc. (the "Company") prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. The balance sheet as of December 31, 2008 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition.

On October 1, 2009, the Company merged all of its U.S. subsidiaries into Beacon Sales Acquisition, Inc. After this merger, the Company’s remaining subsidiaries are Beacon Sales Acquisition, Inc., Beacon Canada, Inc. and Beacon Roofing Supply Canada Company. The Company continues to operate its regional businesses under trade names associated with the former subsidiary corporate names.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (first quarter) ended December 31, 2009 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2010 (“2010”).

The Company's fiscal year ends on the last day in September of each year and each quarter ends on the last day of the respective third calendar month. The three-month periods ended December 31, 2009 and December 31, 2008 both had 62 business days. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

You should also read the financial statements and notes included in the Company's fiscal year 2009 Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in that Annual Report.

Adoption of Recent Accounting Pronouncements

In December 2007, the FASB issued guidance that significantly changes the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. This guidance is effective for the Company in 2010. The adoption of this guidance did not have a significant impact on the Company’s financial statements in the first quarter but could have a material impact on the accounting for its future acquisitions, depending on the circumstances and the terms of the acquisitions.

In April 2009, the FASB issued disclosure guidance about fair value of financial instruments in interim financial statements. This was effective for the Company beginning in the third quarter of 2009 but had no impact on the financial statements.

In May 2009, the FASB issued guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. Based on this guidance, and consistent with its prior practice, the Company evaluated all subsequent events that occurred through the time this Form 10-Q was filed with the SEC on February 3, 2010.

In June 2009, the FASB issued guidance related to the FASB Accounting Standards Codification (“ASC”). Effective for interim and annual financial periods ended after September 15, 2009, the ASC has become the source of authoritative generally accepted accounting principles in the United States and supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC has become non-authoritative. This new guidance affected the way in which the Company references and reports accounting and reporting standards beginning with its 2009 Annual Report.

2. Earnings Per Share

The Company calculates basic income per share by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income per share includes the dilutive effects of outstanding stock awards.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table reflects the calculation of weighted-average shares outstanding for each period presented:

	Three Months Ended December 31,
	2009	2008

Weighted-average common shares outstanding
for basic	45,281,263	44,822,561
Dilutive effect of stock options	431,950	493,694

Weighted-average shares assuming dilution	45,713,213	45,316,255

3. Stock-Based Compensation

The Company accounts for employee and non-employee director stock-based compensation using the fair value method of accounting. Compensation cost arising from stock options granted to employees and non-employee directors is recognized as an expense using the straight-line method over the vesting period, which represents the requisite service period. The Company estimates forfeitures in calculating the expense related to stock-based compensation.

As of December 31, 2009, there was $9.0 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.5 years. The Company recorded stock-based compensation expense of $1.4 million ($0.8 million net of tax) and $1.2 million ($0.7 million, net of tax) for the three months ended December 31, 2009 and 2008, respectively.

The fair values of the options were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended December 31,
	2009	2008

Risk-free interest rate	2.46%	2.56%
Expected life in years	7	7
Expected volatility	48.00%	48.00%
Dividend yield	0.00%	0.00%

Expected lives of the options granted are based primarily on history, while expected volatilities are based on historical volatilities of the Company’s stock and stocks of comparable public companies. Estimated forfeiture rates vary by grant and ranged from 0%-14% as of December 31, 2009.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes stock options outstanding as of December 31, 2009, as well as activity during the three months then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in Years)	(in Millions)
Outstanding at September 30, 2009	3,417,754	$13.70
Granted	797,400	14.45
Exercised	(89,200)	7.45
Canceled	(6,732)	$13.97

Outstanding at December 31, 2009	4,119,222	$13.98	7.4	$14.1

Vested or Expected to Vest at December 31, 2009	4,006,906	$14.01	7.3	$13.7

Exercisable at December 31, 2009	2,514,708	$14.64	6.2	$9.2

The aggregate intrinsic values above include only in-the-money options. As of December 31, 2009, there were remaining options to purchase 944,095 shares of common stock available for grants under the Company's 2004 Stock Plan. The weighted-average grant date fair values of stock options granted during the three months ended December 31, 2009 and December 31, 2008 were $7.51 and $6.39, respectively. The intrinsic value of stock options exercised during the three months ended December 31, 2009 and December 31, 2008 was $0.7 and $0.1 million, respectively. At December 31, 2009, the Company had $14.3 million of excess tax benefits available for potential deferred tax write-offs related to option accounting.

4. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income. For the Company, these consisted of the following items:

Unaudited	Three Months Ended December 31,
(Dollars in thousands, except per share data)	2009	2008

Net income	$7,827	$18,642

Foreign currency translation adjustment	860	(5,103)
Tax effect	(301)	1,965
Foreign currency translation adjustment, net	559	(3,138)

Unrealized gain (loss) on financial derivatives	5,729	(5,721)
Tax effect	(2,353)	2,302
Unrealized gain (loss) on financial derivatives, net	3,376	(3,419)

Comprehensive income	$11,762	$12,085

5. Acquisitions

In December 2009, the Company purchased certain assets of Lookout Supply Company, a distributor of roofing systems and related accessories with one branch in Chattanooga, Tennessee. As of December 31, 2009, the purchase price allocation was preliminary and there were no identified intangible assets.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As of December 31, 2009, there were less than $0.1 million of outstanding revolver borrowings and $331.7 million of outstanding Term Loan. The Company is in compliance with the covenants under the Credit Facility. The current portion of long-term obligations for each period presented includes a $7 million accelerated payment due under the Term Loan. The current year payment is due in May 2010.  Substantially all of the Company's assets, including the capital stock and assets of wholly-owned subsidiaries secure obligations under the Credit Facility.

Equipment Financing Facility

There were $18.7 million of equipment financing loans outstanding under prior equipment financing facilities at December 31, 2009, with fixed interest rates ranging from 5.5% to 7.4% and payments due through September 2014. The Company currently has an equipment financing facility that allows for the financing of up to $5.5 million of purchased transportation and material handling equipment through February 15, 2010 at an interest rate approximately 3% above the 5- or 6-year term swap rate at the time of the advances.  There were no amounts outstanding under this facility at December 31, 2009.

7. Foreign Net Revenue

Foreign (Canadian) net revenue totaled $28.2 and $23.9 million in the three months ended December 31, 2009 and 2008, respectively.

8. Financial Instruments

Financial Derivatives

The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure related to fluctuating cash flows from changes in interest rates. Use of derivative financial instruments in hedging programs subjects the Company to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative instrument will change. In a hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivatives represents the possibility that the counterparty will not fulfill the terms of the contract. The notional, or contractual, amount of the Company's derivative financial instruments is used to measure interest to be paid or received and does not represent the Company's exposure due to credit risk. The Company's current derivative instruments are with large financial counterparties rated highly by nationally recognized credit rating agencies.

The Company is using interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. As of December 31, 2009, the following interest rate derivative instruments were outstanding: a) interest rate swaps totaling $200 million, expiring in April 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.99% and a cap rate of 5.75%; c) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.75% and a cap rate of 6.00%; d) a $100 million future-starting interest rate swap, with interest cash flows commencing in April 2010 and expiring in April 2013 and with a fixed rate of 2.72%; e) a $50 million future-starting interest rate swap, with interest cash flows commencing in April 2010 and expiring in April 2013 and with a fixed rate of 3.12%; and f) a $50 million future-starting interest rate swap, with interest cash flows commencing in April 2010 and expiring in April 2013 and with a fixed rate of 3.11%. At no time during the terms of the forward-stating derivatives do the associated cash flows overlap with those associated with the derivatives expiring in April 2010.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense. Since inception, the Company has not recognized any gains or losses on these hedges and there has been no effect on income from hedge ineffectiveness. The table below presents the combined fair value of the interest rate swap and collar instruments:

	Unrealized Losses
	December 31,	December 31,	September 30,
Location on Balance Sheet	2009	2008	2009	Fair Value Hierarchy
	(Dollars in thousands)

Accrued expenses	$6,620	$13,117	$12,348	Level 2

The fair values of the interest rate swaps and collars were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the swap and collar agreements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents also include unsettled credit card transactions. As of December 31, 2009, the cash equivalents were comprised of money market funds, which invest primarily in commercial paper or bonds with a rating of A-1 or better, and bank certificates of deposit. The carrying values of the cash equivalents for the periods presented equaled the fair values, which were determined under Level 1 of the Fair Value Hierarchy.

8. Recent Accounting Pronouncements

In June 2009, the FASB issued guidance that changes the way entities account for securitizations and special purpose entities. This new guidance is effective for annual reporting periods beginning after November 15, 2009. The Company believes this change will not have a material impact on its financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2009 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2009” refer to the three months (first quarter) ended December 31, 2009, of our fiscal year ending September 30, 2010, and all references to “2008” refer to the three months (first quarter) ended December 31, 2008, of our fiscal year ended September 30, 2009. Certain tabular information may not foot due to rounding.

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

We distribute up to 10,000 SKUs through 173 branches in the United States and Canada. We had 2,146 employees as of December 31, 2009, including our sales and marketing team of 920 employees.

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

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. Our main acquisition strategy is to target market leaders in geographic areas that we do not service. Our April 2007 acquisition of North Coast Commercial Roofing Systems, Inc. ("North Coast") is one example of this approach. North Coast is a distributor of commercial roofing systems and related accessories that operated 16 branches in eight states in the Midwest and Northeast. North Coast had minimal branch overlap with our existing operations at the time of the acquisition. In addition, we also acquire smaller companies to supplement branch openings within existing markets. Our December 2009 acquisition of Lookout Supply Company (“Lookout”), which operated one branch and was integrated into our Mid-Atlantic region, is one example of such an acquisition.

  Results of Operations

The following table presents, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods presented. Percentages may not foot due to rounding.

	Three Months Ended December 31,

	2009	2008

Net sales	100.0%	100.0%
Cost of products sold	76.0	75.0

Gross profit	24.0	25.0

Operating expenses	19.0	16.9

Income from operations	5.0	8.1
Interest expense	(1.5)	(1.3)

Income before income taxes	3.5	6.8
Income tax expense	(1.4)	(2.8)

Net income	2.1%	4.0%

In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we have referred to growth in existing markets or internal growth in our prior filings, we included growth from existing and newly opened branches but excluded growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. At December 31, 2009, we had a total of 173 branches in operation, all of which are considered existing-market branches. We deemed the acquisition of Lookout, our new Chattanooga branch, immaterial for reporting purposes.

 Three Months Ended December 31, 2009 ("2009") Compared to the Three Months Ended December 31, 2008 ("2008")

Net Sales

Consolidated net sales decreased $95.6 million, or 20.6%, to $367.7 million in 2009 from $463.3 million in 2008. We attribute the sales decrease primarily to the following factors:

•	decrease in re-roofing activity in the areas affected by Hurricane Ike in 2008;
•	significant decline in non-residential roofing activity;
•	continued weakness in residential roofing activity in most markets; and
•	continued weak complementary product sales in most markets.

Most of these factors resulted from tougher economic conditions. We did not open or close any branches, but acquired one branch in this year’s first quarter, while we closed four branches in last year’s first quarter.  We estimate inflation had no material impact on results in this quarter compared to last year’s first quarter. We had 62 business days in both 2009 and 2008.  Net sales by geographical region grew or (declined) as follows: Northeast (9.0%); Mid-Atlantic (4.8%); Southeast 1.4%; Southwest (50.5%); Midwest (21.3%); West (15.8%); and Canada 18.1%. These variations were primarily caused by short-term factors such as local economic conditions, winter weather conditions, and previous year’s storm activity. Our product group sales were as follows:

 For the Three Months Ended

	December 31, 2009		December 31, 2008
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$173,247	47.1%	$234,717	50.7%	$(61,470)	-26.2%
Non-residential roofing products	139,237	37.9%	164,781	35.6%	(25,544)	-15.5
Complementary building products	55,237	15.0%	63,831	13.8%	(8,594)	-13.5

	$367,721	100.0%	$463,329	100.0%	$(95,608)	-20.6%

Gross Profit

For the Three Months Ended

	December 31,	December 31,
	2009	2008	Change
	(dollars in millions)

Gross profit	$88.3	$116.0	$(27.7)		-23.8%

Gross margin	24.0%	25.0%		-1.0%

Our gross profit decreased $27.7 million or 23.8% in 2009, while our gross margin also decreased to 24.0% in 2009 from 25.0% in 2008.  The margin rate decrease was largely the result of the loss of the 2008 benefit of lower weighted-average costs of residential roofing products in comparison to the prices of those products in the marketplace during that quarter, partially offset by higher 2009 vendor incentive income from calendar year adjustments and short-term buying programs.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins than our warehouse sales, represented 18.8% and 17.4% of our net sales for 2009 and 2008, respectively. The increase in the percentage of direct sales was attributable to the higher mix of non-residential roofing product sales. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

For the Three Months Ended

	December 31,	December 31,
	2009	2008	Change
	(dollars in millions)

Operating expenses	$69.8	$78.3	$(8.5)		-10.8%

Operating expenses as a % of sales	19.0%	16.9%		2.1%

Our operating expenses decreased by $8.5 million or 10.8% to $69.8 million in 2009 from $78.3 million in 2008. The following factors were the leading causes of our lower operating expenses:

•	savings of $4.3 million in payroll and related costs, due to a lower employee headcount, a reduction in overtime, lower incentive-based pay and lower related benefits;
•	savings of $1.5 million in selling expenses, from lower transportation costs and lower credit card fees due to the lower sales volume and other cost saving actions;
•
savings of $1.8 million in other general & administrative expenses, from a reduction in the provision for bad debts of $0.8 million, reduced claim costs in our self-insurance programs and from other cost saving actions;

•	reduced depreciation and amortization expense of $0.6 million due to lower amortization of intangible assets; and
•	savings in warehouse expenses resulting mainly from no branch closing costs in 2009.

In 2009, we expensed a total of $2.5 million for the amortization of intangible assets recorded under purchase accounting compared to $3.2 million in 2008. Our operating expenses as a percentage of net sales increased to 19.0% in 2009 from 16.9% in 2008 as we were unable to reduce costs to the extent of the large drop in sales.

Interest Expense

Interest expense decreased $0.5 million to $5.6 million in 2009 from $6.1 million in 2008. This decrease was primarily due to a paydown of debt, partially offset by slightly higher average interest rates in 2009 that affected the unhedged portion of our variable-rate debt.  Interest expense would have been $3.2 and $0.5 million less in 2009 and 2008, respectively, without the impact of our derivatives.

Income Taxes

An income tax expense of $5.1 million was recorded in 2009, an effective tax rate of 39.4%, compared to $12.9 million in 2008, an effective tax rate of 40.9%. The decrease in the effective rate reflects changes in allocations of taxable income and losses among the states in which we are located. We currently expect our full fiscal year 2010 effective income tax rate to be approximately 39.4%, excluding any future discrete items.

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

    We generally experience an increase in inventory, accounts receivable and accounts payable during the third and fourth quarters of the year as a result of the seasonality of our business. Our peak borrowing level generally occurs during the third quarter, primarily because dated accounts payable offered by our suppliers typically are payable in April, May and June, while our peak accounts receivable collections typically occur from June through November.

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

Certain Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for fiscal year 2010 (ending September 30, 2010) and fiscal year 2009 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends. Totals may not total due to rounding.

	Fiscal year 2010	Fiscal year 2009
	Qtr 1	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data)
	(unaudited)
Net sales	$367.7	$463.3	$319.3	$463.6	$487.7
Gross profit	88.3	116.0	74.3	107.8	113.0
Income from operations	18.5	37.7	1.5	33.6	36.5
Net income (loss)	$7.8	$18.6	$(2.4)	$17.2	$19.0

Earnings (loss) per share - basic	$0.17	$0.42	$(0.05)	$0.38	$0.42
Earnings (loss) per share - fully diluted	$0.17	$0.41	$(0.05)	$0.38	$0.42

Quarterly sales as % of year's sales		26.7%	18.4%	26.7%	28.1%
Quarterly gross profit as % of year's gross profit		28.2%	18.1%	26.2%	27.5%
Quarterly income from operations as % of
year's income from operations		34.5%	1.4%	30.7%	33.4%

The calculation of the fully diluted net loss per share for the second quarter of fiscal year 2009 does not include the dilutive effects of outstanding stock options since the impact would have been anti-dilutive.

Liquidity and Capital Resources

        We had cash and cash equivalents of $110.2 million at December 31, 2009 compared to $22.1 million at December 31, 2008 and $82.7 million at September 30, 2009. Our net working capital was $352.5 million at December 31, 2009 compared to $294.1 million at December 31, 2008 and $334.9 million at September 30, 2009.

2009 Compared to 2008

        Our net cash provided by operating activities was $29.6 million in 2009 compared to $5.0 million in 2008. The drop of $18.6 million in our income from operations was more than offset by certain favorable changes in working capital.  Accounts receivable and inventories decreased by $68.9 and $22.3 million in 2009, respectively, primarily due to normal seasonal declines and lower first quarter sales and purchases. The favorable impact from those changes was partially offset by a decrease of $79.6 million in accounts payable and accrued expenses, which was due to the lower first quarter purchasing level and normal seasonal declines. Income tax payments were much lower in 2009 than in 2008. The number of days outstanding for accounts receivable, based upon first quarter sales, were approximately the same in 2009 compared to 2008, while inventory turns were down slightly due mostly to the lower sales.

        Net cash used in investing activities was $1.0 million in 2009 compared to $2.0 million in 2008, mainly due to decreased capital spending for transportation and material handling equipment, offset partially by the Lookout acquisition cost.  We continue to closely manage our capital expenditures during these challenging economic times and we expect full fiscal year 2010 capital expenditures to total between 0.7% to 1.0% of net sales, dependant upon our sales volume and exclusive of the impact of branch openings.

        Net cash used by financing activities was $1.2 million in 2009 compared to $6.8 million in 2008. These amounts primarily reflected repayments under our credit facilities.

Capital Resources

        Our principal source of liquidity at December 31, 2009 was our cash and cash equivalents of $110.2 million and our available borrowings of $119.6 million under revolving lines of credit, subject to compliance with the maximum consolidated leverage ratio below. Our borrowing base availability is determined primarily by trade accounts receivable, less outstanding borrowings and letters of credit. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets have been classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months.

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

         The Credit Facility consists of a U.S. revolving credit facility of $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and provided an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $119.6 million available for revolver borrowings at December 31, 2009, subject to compliance with the maximum consolidated leverage ratio below, with less than $0.1 million outstanding under the US Revolver at an interest rate of 3.25%.  Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets were classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months. There were $4.8, $4.3 and $5.1 million of outstanding standby letters of credit at December 31, 2009, December 31, 2008 and September 30, 2009, respectively. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.9 million, and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

Excess Cash Flow

         By May 15 of each fiscal year, we must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on our results for fiscal year 2009, a payment of $7.0 million is due in May 2010. A payment of $7.0 million was made in April 2009 for fiscal year 2008. The amounts payable under this provision are classified as short-term debt.

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

         The US Revolver currently carries interest rates of the base rate plus 0.75% (3.25% at December 31, 2009), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75%, and the Term Loan carries an interest rate of LIBOR plus 2% (2.29% and 2.23% for two LIBOR arrangements under the Term Loan at December 31, 2009). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year.

          Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

          On the last day of each fiscal quarter, our Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0. At December 31, 2009, this ratio was 1.96:1.

Capital Expenditures

        We cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

        As of December 31, 2009, we were in compliance with these covenants.

        Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries secure obligations under the Credit Facility.

Equipment Financing Facility

        We have an equipment financing facility which allows for the financing of up to $5.5 million of purchased transportation and material handling equipment through February 15, 2010 at an interest rate approximately 3% above the 5- or 6-year term swap rate at the time of the advances. There were no amounts outstanding under this facility at December 31, 2009; however, there were $18.7 million of equipment financing loans outstanding under prior equipment financing facilities at December 31, 2009, with fixed interest rates ranging from 5.5% to 7.4%.

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

        Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading "Risk Factors" in our Form 10-K for the fiscal year ended September 30, 2009.

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

        At December 31, 2009, we had $331.7 million of term loans outstanding under our Credit Facility, less than $0.1 million of borrowings under revolving lines of credit, and $18.7 million of equipment financing outstanding. Our weighted-average effective interest rate on that debt, after considering the effect of the interest rate swaps, was 6.19% at December 31, 2009 (6.16% at December 31, 2008). A hypothetical 10% increase in interest rates in effect at December 31, 2009, would have increased annual interest expense on the borrowings outstanding at that date by only $0.1 million, since most of the interest cost on our current bank debt is fixed by the financial derivatives.

        We enter into interest rate swaps and collars to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The collar agreements, also discussed below, provide for fixed-rate caps and floors. The aggregate fair value of these swaps and collars represented an unrealized loss of $6.6 million at December 31, 2009. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at December 31, 2009, would result in an aggregate unrealized gain or (loss) in value of the swaps and collars of approximately $0.1 million or ($0.1) million, respectively.

Financial Derivatives

        As discussed above, we use interest rate derivative instruments to manage our exposure related to fluctuating cash flows from changes in interest rates by converting a portion of our variable-rate borrowings into fixed-rate borrowings. As of December 31, 2009, we had the following interest rate derivative instruments outstanding: a) interest rate swaps totaling $200 million, expiring in April 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.99% and a cap rate of 5.75%; c) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.75% and a cap rate of 6.00%; d) a $100 million future-starting interest rate swap executed in May 2009, with interest cash flows commencing in April 2010 and expiring in April 2013 and with a fixed rate of 2.72%; e) a $50 million future-starting interest rate swap executed in June 2009, with interest cash flows commencing in April 2010 and expiring in April 2013 and with a fixed rate of 3.12%; and f) a $50 million future-starting interest rate swap executed in June 2009, with interest cash flows commencing in April 2010 and expiring in April 2013 and with a fixed rate of 3.11%. At no time during the terms of the forward-stating derivatives do the associated cash flows overlap with those associated with the derivatives expiring in April 2010.

Foreign Exchange Risk

        There have been no material changes from what we reported in our Form 10-K for the year ended September 30, 2009.

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act"). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of December 31, 2009, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2009, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signature Page

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 3, 2010.

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