Form 10-Q
period 2010-03-31
BEACON ROOFING SUPPLY INC
filed 2010-05-07
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of May 1, 2010, there were 45,549,243 outstanding shares of the registrant's common stock, $.01 par value per share.

BEACON ROOFING SUPPLY, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2010
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

BEACON ROOFING SUPPLY, INC.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	March 31,	March 31,	September 30,
	2010	2009	2009
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$89,869	$98,106	$82,742
Accounts receivable, less allowance of $12,469 at March 31, 2010, $14,216 at March 31, 2009, and $13,442 at September 30, 2009	162,080	166,939	227,379
Inventories	220,163	207,042	195,011
Prepaid expenses and other assets	55,835	45,045	52,714
Deferred income taxes	16,342	22,664	19,323

Total current assets	544,289	539,796	577,169

Property and equipment, net	48,329	51,850	52,965
Goodwill	358,749	352,319	354,193
Other assets, net	52,350	67,093	56,459

Total assets	$1,003,717	$1,011,058	$1,040,786

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$130,012	$158,166	$151,683
Accrued expenses	60,750	70,226	75,536
Current portion of long-term obligations	8,639	15,066	15,092

Total current liabilities	199,401	243,458	242,311

Senior notes payable, net of current portion	320,449	330,750	322,090
Deferred income taxes	36,034	34,858	36,555
Long-term obligations under equipment financing and other, net of current portion	13,377	22,924	16,257

Commitments and contingencies

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 45,490,506 issued and outstanding at March 31, 2010, 45,072,897 at March 31, 2009, and 45,244,837 at September 30, 2009	455	451	452
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	231,690	222,982	226,793
Retained earnings	200,735	163,145	199,364
Accumulated other comprehensive income (loss)	1,576	(7,510)	(3,036)

Total stockholders' equity	434,456	379,068	423,573

Total liabilities and stockholders' equity	$1,003,717	$1,011,058	$1,040,786

Note: The balance sheet at September 30, 2009
has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Unaudited
(Dollars in thousands, except per share data)

Net sales	$285,366	$319,303	$653,087	$782,632
Cost of products sold	224,302	245,025	503,682	592,356

Gross profit	61,064	74,278	149,405	190,276

Operating expenses	67,051	72,820	136,880	151,143

Income (loss) from operations	(5,987)	1,458	12,525	39,133

Interest expense	5,499	5,589	11,086	11,738

Income (loss) before income taxes	(11,486)	(4,131)	1,439	27,395

Income tax expense (benefit)	(5,030)	(1,688)	68	11,196

Net income (loss)	$(6,456)	$(2,443)	$1,371	$16,199

Net income (loss) per share:
Basic	$(0.14)	$(0.05)	$0.03	$0.36

Diluted	$(0.14)	$(0.05)	$0.03	$0.36

Weighted average shares used in computing net income (loss) per share:
Basic	45,397,905	44,941,782	45,338,943	44,881,846

Diluted	45,397,905	44,941,782	45,830,171	45,339,821

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2010	2009

	Unaudited (in thousands)

Operating activities:
Net income	$1,371	$16,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,015	15,311
Stock-based compensation	2,607	2,385
Deferred income taxes	(406)	(317)
Changes in assets and liabilities:
Accounts receivable	66,904	113,356
Inventories	(23,469)	269
Prepaid expenses and other assets	(2,657)	405
Accounts payable and accrued expenses	(32,795)	(62,763)
Net cash provided by operating activities	25,570	84,845

Investing activities:
Purchases of property and equipment, net of sales proceeds	(3,264)	(4,761)
Acquisition of businesses	(6,618)	-
Net cash used in investing activities	(9,882)	(4,761)

Financing activities:
Advances (repayments) under revolving lines of credit, net	64	(4,627)
Repayments under senior notes payable and other, net	(11,063)	(4,188)
Proceeds from exercise of options	1,812	845
Income tax benefit from stock-based compensation deductions in excess of the
associated compensation costs	480	86
Net cash used by financing activities	(8,707)	(7,884)

Effect of exchange rate changes on cash	146	(132)

Net increase in cash and cash equivalents	7,127	72,068
Cash and cash equivalents at beginning of year	82,742	26,038

Cash and cash equivalents at end of period	$89,869	$98,106

Cash paid during the year for:
Interest	$11,300	$11,875
Income taxes, net of refunds	8,740	33,686

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Beacon Roofing Supply, Inc. (the "Company") prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. The balance sheet as of March 31, 2009 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition.

On October 1, 2009, the Company merged all of its U.S. subsidiaries into Beacon Sales Acquisition, Inc. After this merger, the Company’s remaining subsidiaries are Beacon Sales Acquisition, Inc., Beacon Canada, Inc. and Beacon Roofing Supply Canada Company. The Company continues to operate its regional businesses under trade names associated with the former subsidiary corporate names.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (second quarter) and the six-month period (year-to-date) ended March 31, 2010 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2010.

The Company's fiscal year ends on the last day in September of each year and each quarter ends on the last day of the respective third calendar month. The six-month periods ended March 31, 2010 and March 31, 2009 both had 125 business days, while the three-month periods ended March 31, 2010 and March 31, 2009 both had 63 business days.  Certain reclassifications have been made to the prior year information to conform to the current year presentation.

You should also read the financial statements and notes included in the Company's fiscal year 2009 Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in that Annual Report.

Adoption of Recent Accounting Pronouncements

In March 2007, the FASB issued guidance that significantly changes the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. This guidance is effective for the Company in fiscal year 2010. The adoption of this guidance did not have a significant impact on the Company’s financial statements in the current year but could have a material impact on the accounting for its future acquisitions, depending on the circumstances and the terms of the acquisitions.

In April 2009, the FASB issued disclosure guidance about fair value of financial instruments in interim financial statements. This was effective for the Company beginning in the third quarter of fiscal year 2009 but had no impact on the financial statements.

In May 2009, the FASB issued guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. The Company has evaluated all subsequent events under this guidance.

In June 2009, the FASB issued guidance related to the FASB Accounting Standards Codification (“ASC”). Effective for interim and annual financial periods ended after September 15, 2010, the ASC has become the source of authoritative generally accepted accounting principles in the United States and supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC has become non-authoritative. This new guidance affected the way in which the Company references and reports accounting and reporting standards beginning with its fiscal year 2009 Annual Report.

2. Income (Loss) Per Share

The Company calculates basic income (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income per share includes the dilutive effects of outstanding stock awards.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table reflects the calculation of weighted-average shares outstanding for each period presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Weighted-average common shares outstanding for basic	45,397,905	44,941,782	45,338,943	44,881,846
Dilutive effect of stock options	-	-	491,228	457,975

Weighted-average shares assuming dilution	45,397,905	44,941,782	45,830,171	45,339,821

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

As of March 31, 2010, there was $8.0 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years. The Company recorded stock-based compensation expense of $1.2 million ($0.7 million net of tax) in each of the second quarters ended March 31, 2010 and 2009 and $2.6 million ($1.5 million net of tax) and $2.4 million ($1.4 million net of tax) in the six months ended March 31, 2010 and 2009, respectively.

The fair values of the options were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:
	Six Months Ended March 31,
	2010	2009

Risk-free interest rate	2.45%	2.49%
Expected life in years	7	7
Expected volatility	48.00%	48.00%
Dividend yield	0.00%	0.00%

Expected lives of the options granted are based primarily on history, while expected volatilities are based on historical volatilities of the Company’s stock and stocks of comparable public companies. Estimated forfeiture rates vary by grant and ranged from 0%-10% as of March 31, 2010.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes stock options outstanding as of March 31, 2010, as well as activity during the six months then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in Years)	(in Millions)
Outstanding at September 30, 2009	3,417,754	$13.70
Granted	859,614	14.62
Exercised	(245,669)	7.37
Canceled	(27,382)	15.72

Outstanding at March 31, 2010	4,004,317	$14.27	7.2	$21.9

Vested or Expected to Vest at March 31, 2010	3,899,327	$14.29	7.2	$21.4

Exercisable at March 31, 2010	2,441,178	$14.97	6.1	$12.6

The aggregate intrinsic values above include only in-the-money options. As of March 31, 2010, there were remaining options to purchase 902,531 shares of common stock available for grants under the Company's 2004 Stock Plan. The weighted-average grant date fair values of stock options granted during the six months ended March 31, 2010 and March 31, 2009 were $7.59 and $6.35, respectively. The intrinsic value of stock options exercised during the six months ended March 31, 2010 and March 31, 2009 was $2.4 and $2.2 million, respectively. At March 31, 2010, the Company had $14.7 million of excess tax benefits available for potential deferred tax write-offs related to option accounting.

4. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income. For the Company, these consisted of the following items:

Unaudited	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except per share data)	2010	2009	2010	2009

Net income (loss)	$(6,456)	$(2,443)	$1,371	$16,199

Foreign currency translation adjustment	1,466	(1,147)	2,326	(6,250)
Tax effect	(513)	401	(814)	2,366
Foreign currency translation adjustment, net	953	(746)	1,512	(3,884)

Unrealized gain (loss) on financial derivatives	(455)	260	5,274	(5,461)
Tax effect	179	(105)	(2,174)	2,197
Unrealized gain (loss) on financial derivatives, net	(276)	155	3,100	(3,264)

Comprehensive income (loss)	$(5,779)	$(3,034)	$5,983	$9,051

5. Acquisitions

In February 2010, the Company purchased certain assets of Independent Building Materials, LLC (“IBM”), a distributor of primarily residential roofing products with one branch in Orlando, Florida. In December 2009, the Company purchased certain assets of Lookout Supply Company (“Lookout”), a distributor of roofing products and related accessories with one branch in Chattanooga, Tennessee. As of March 31, 2010, the purchase price allocations for IBM and Lookout were preliminary.

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

As of March 31, 2010, there was approximately $0.1 million of outstanding revolver borrowings and $323.8 million of outstanding Term Loan maturing in November 2013. The Company is in compliance with the covenants under the Credit Facility. The current portion of long-term obligations at March 31, 2009 and September 30, 2009 included a $7 million accelerated payment that was due under the Term Loan. The current year payment of $7 million was made early in February 2010. Substantially all of the Company's assets, including the capital stock and assets of wholly-owned subsidiaries secure obligations under the Credit Facility.

Equipment Financing Facility

There was a total of $17.5 million of equipment financing loans outstanding under prior equipment financing facilities at March 31, 2010, with fixed interest rates ranging from 4.1% to 7.4% and payments due through September 2014. The Company’s current equipment financing facility allows for the financing of up to $5.5 million of purchased transportation and material handling equipment through May 1, 2011 at an interest rate approximately 2% above the 5-year term swap rate at the time of the advances.  There were no amounts outstanding under this facility at March 31, 2010.

7. Foreign Net Revenue

Foreign (Canadian) net revenue totaled $42.2 and $33.7 million in the six months ended March 31, 2010 and 2009, respectively.

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

The Company is using interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. As of March 31, 2010, the following interest rate derivative instruments were outstanding: a) interest rate swaps totaling $200 million, expiring in April 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.99% and a cap rate of 5.75%; c) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.75% and a cap rate of 6.00%; d) a $100 million future-starting interest rate swap, with interest cash flows commencing in April 2010 and expiring in April 2013 and with a fixed rate of 2.72%; e) a $50 million future-starting interest rate swap, with interest cash flows commencing in April 2010 and expiring in April 2013 and with a fixed rate of 3.12%; and f) a $50 million future-starting interest rate swap, with interest cash flows commencing in April 2010 and expiring in April 2013 and with a fixed rate of 3.11%. At no time during the terms of the forward-stating derivatives do the associated cash flows overlap with those associated with the derivatives expiring in April 2010.

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

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense. Since inception, the Company has not recognized any gains or losses on these hedges and there has been no effect on income from hedge ineffectiveness. The table below presents the combined fair value of the interest rate swap and collar instruments:

	Unrealized Losses
	March 31,	March 31,	September 30,
Location on Balance Sheet	2010	2009	2009	Fair Value Hierarchy
	(Dollars in thousands)

Accrued expenses	$7,074	$12,857	$12,348	Level 2

The fair values of the interest rate swaps and collars were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the swap and collar agreements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents also include unsettled credit card transactions. As of March 31, 2010, the cash equivalents were mostly comprised of money market funds, which invest primarily in commercial paper or bonds with a rating of A-1 or better, and bank certificates of deposit. The carrying values of the cash equivalents for the periods presented equaled the fair values, which were determined under Level 1 of the Fair Value Hierarchy.

9. Recent Accounting Pronouncements

In June 2009, the FASB issued guidance that changes the way entities account for securitizations and special purpose entities. This new guidance is effective for annual reporting periods beginning after November 15, 2009. The Company believes this change will not have a material impact on its financial statements.

10. Subsequent Events

On April 12, 2010, the Company purchased certain assets of Phoenix Sales, Inc. (“Phoenix”), a distributor of commercial roofing systems and related accessories with four branches located in Tampa, Orlando, Pompano and Ft. Myers, Florida. On April 16, 2010, the Company purchased certain assets of Louisiana Roofing Supply (“LRS”), a distributor of mostly residential roofing systems and related accessories with one location in Baton Rouge, Louisiana.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2009 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2010” and “YTD 2010” refer to the three months (second quarter) and six months (year-to-date) ended March 31, 2010, respectively, of our fiscal year ending September 30, 2010, and all references to “2009” and “YTD 2009” refer to the three months (second quarter) and six months (year-to-date) ended March 31, 2009, respectively, of our fiscal year ended September 30, 2009. Certain tabular information may not foot due to rounding.

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

We distribute up to 10,000 SKUs through 177 branches in the United States and Canada. We had 2,114 employees as of March 31, 2010, including our sales and marketing team of 906 employees.

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

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. Our main acquisition strategy is to target market leaders in geographic areas that we do not service. Our April 2007 acquisition of North Coast Commercial Roofing Systems, Inc. ("North Coast") is one example of this approach. North Coast is a distributor of commercial roofing systems and related accessories that operated 16 branches in eight states in the Midwest and Northeast at the time of the acquisition. North Coast had minimal branch overlap with our existing operations. In addition, we also acquire smaller companies to supplement branch openings within existing markets. Our December 2009 acquisition of Lookout Supply Company (“Lookout”), which operated one branch and was integrated into our Mid-Atlantic region, is one example of such an acquisition.

  Results of Operations

The following table presents, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods presented. Percentages may not foot due to rounding.

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.6	76.7	77.1	75.7

Gross profit	21.4	23.3	22.9	24.3

Operating expenses	23.5	22.8	21.0	19.3

Income (loss) from operations	(2.1)	0.5	1.9	5.0
Interest expense	(1.9)	(1.8)	(1.7)	(1.5)

Income (loss) before income taxes	(4.0)	(1.3)	0.2	3.5
Income tax benefit (expense)	1.8	0.5	-	(1.4)

Net income (loss)	(2.3)%	(0.8)%	0.2%	2.1%

        In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we have referred to growth in existing markets or internal growth in our prior filings, we included growth from existing and newly opened branches but excluded growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. At March 31, 2010, we had a total of 172 branches in operation, all of which are considered existing-market branches. We deemed the acquisitions of Lookout, our new Chattanooga branch, and IBM, our new Orlando branch immaterial for reporting purposes.

 Three Months Ended March 31, 2010 ("2010") Compared to the Three Months Ended March 31, 2009 ("2009")

Net Sales

        Consolidated net sales decreased $33.9 million, or 10.6%, to $285.4 million in 2010 from $319.3 million in 2009. We attribute the sales decrease primarily to the following factors:

•	decrease in re-roofing activity in the areas affected by Hurricane Ike in 2009;
•	harsher winter conditions in several markets; and
•	continued general weakness in residential and non-residential roofing activities in some markets.

We closed one branch and acquired one branch in this year’s second quarter, while we closed two branches in last year’s second quarter.  We estimate inflation had no material impact on results in this quarter compared to last year’s first quarter. We had 63 business days in both 2010 and 2009.  Net sales by geographical region grew or (declined) as follows: Northeast (7.0%); Mid-Atlantic 4.9%; Southeast 2.5%; Southwest (39.1%); Midwest (4.1%); West (21.3%); and Canada 42.0%. These variations were primarily caused by short-term factors such as local economic conditions, winter weather conditions, and previous year’s storm activity. Included in our 2010 sales was $1.5 million of primarily residential roofing sales from our two newly acquired branches, which represented 47 basis points of growth.  Actual organic contraction was therefore 11.1%.  Our total product group sales were as follows:

 For the Three Months Ended

	March 31,		March 31,
	2010		2009
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$143,018	50.1%	$172,236	53.9%	$(29,218)	-17.0%
Non-residential roofing products	96,769	33.9%	101,202	31.7%	(4,433)	-4.4
Complementary building products	45,579	16.0%	45,865	14.4%	(286)	-0.6

	$285,366	100.0%	$319,303	100.0%	$(33,937)	-10.6%

Gross Profit

For the Three Months Ended

	March 31,	March 31,
	2010	2009	Change
	(dollars in millions)

Gross profit	$61.1	$74.3	$(13.2)		-17.8%

Gross margin	21.4%	23.3%		-1.9%

        Our gross profit decreased $13.2 million or 17.8% in 2010, while our gross margin also decreased to 21.4% in 2010 from 23.3% in 2009.  The margin rate decrease was the result of a more competitive market in a seasonally slower-than-normal quarter, an increase in sales to lumberyards and other similar end-sellers, commonly referred to as two-step sales, and a slightly higher sales mix of non-residential roofing products, which have lower gross margins. These negative factors were partially offset by higher 2010 vendor incentive income, primarily from short-term buying programs.

        Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins than our warehouse sales, represented 21.9% and 18.9% of our net sales for 2010 and 2009, respectively. The increase in the percentage of direct sales was attributable to the higher mix of non-residential roofing product sales and the increase in our two-step sales mentioned above, especially in our Midwest region. Beyond those changes, there were no other material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

For the Three Months Ended

	March 31,	March 31,
	2010	2009	Change
	(dollars in millions)

Operating expenses	$67.1	$72.8	$(5.7)		-7.9%

Operating expenses as a % of sales	23.5%	22.8%		0.7%

        Our operating expenses decreased by $5.7 million or 7.9% in 2010 to $67.1 million, including $0.5 million in expenses at our two recently acquired branches, from $72.8 million in 2009. The following factors were the leading causes of our lower operating expenses:

•	savings of $2.8 million in payroll and related costs, due to a lower employee headcount, lower incentive-based pay, and a lower profit-sharing accrual;
•	savings of $2.2 million in other general & administrative expenses, from a reduction in the provision for bad debts of $1.8 million and certain cost saving actions; and
•	reduced depreciation and amortization expense of $0.8 million due to lower amortization of intangible assets.

        In 2010, we expensed a total of $2.4 million for the amortization of intangible assets recorded under purchase accounting compared to $3.0 million in 2009. Our operating expenses as a percentage of net sales increased to 23.5% in 2010 from 22.8% in 2009 as we were unable to reduce costs to the extent of the large drop in sales.

Interest Expense

        Interest expense decreased $0.1 million to $5.5 million in 2010 from $5.6 million in 2009. This decrease was primarily due to a paydown of debt, partially offset by slightly higher average interest rates in 2010 that affected the unhedged portion of our variable-rate debt.  Interest expense would have been $3.1 and $2.3 million less in 2010 and 2009, respectively, without the impact of our derivatives.

Income Taxes

       An income tax benefit of $5.0 million was recorded in 2010, an effective tax benefit of 43.8%, compared to $1.7 million in 2009, an effective tax benefit of 40.9%. The increase in the effective benefit rate includes the beneficial impact of a $0.5 million reversal of a discrete tax reserve and a higher percentage of Canadian income in 2010 than in 2009.  We currently expect our full fiscal year 2010 effective income tax rate to be approximately 39.4%, excluding any future discrete items.

Six Months Ended March 31, 2010 ("YTD 2010") Compared to the Six Months Ended March 31, 2009 ("YTD 2009")

Net Sales

        Consolidated net sales decreased $129.5 million, or 16.6%, to $653.1 million in YTD 2010 from $782.6 million in YTD 2009. We attribute the sales decrease primarily to the same factors mentioned above for the second quarter, although the YTD 2010 non-residential sales decrease was larger due to a more significant decline in the first quarter compared to the second quarter. The impact from inflation on YTD 2010 sales was immaterial. We closed one branch and acquired two in YTD 2010, while we closed six branches in YTD 2009.  We had 125 business days in both YTD 2010 and YTD 2009.  Included in our YTD 2010 sales was $1.5 million of primarily residential roofing sales from our two newly acquired branches, which represented 19 basis points of growth.  Actual organic contraction was therefore 16.8%.  Our total product group sales were as follows:

For the Six Months Ended

	March 31,		March 31,
	2010		2009
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$316,252	48.4%	$406,973	52.0%	$(90,721)	-22.3%
Non-residential roofing products	236,022	36.1%	265,958	34.0%	(29,936)	-11.3
Complementary building products	100,813	15.4%	109,701	14.0%	(8,888)	-8.1

	$653,087	100.0%	$782,632	100.0%	$(129,545)	-16.6%

Gross Profit

For the Six Months Ended

	March 31,	March 31,
	2010	2009	Change
	(dollars in millions)

Gross profit	$149.4	$190.3	$(40.9)		-21.5%

Gross margin	22.9%	24.3%		-1.4%

        Our gross profit decreased $40.9 million or 21.5% in YTD 2010, while our gross margin also decreased to 22.9% in YTD 2010 from 24.3% in YTD 2009.  In addition to the factors mentioned for the quarter, the YTD 2010 margin rate decrease was also the result of lower weighted-average costs of residential roofing products (in comparison to the prices of those products in the marketplace) that benefitted the early 2009 margin.  We continue to expect our future overall annual gross margin average to range from 23-24.5%, dependant upon product mix.

Operating Expenses

For the Six Months Ended

	March 31,	March 31,
	2010	2009	Change
	(dollars in millions)

Operating expenses	$136.9	$151.1	$(14.2)		-9.4%

Operating expenses as a % of sales	21.0%	19.3%		1.7%

        Our operating expenses decreased by $14.2 million or 9.4% in YTD 2010 to $136.9 million, including $0.5 million of expenses at our two recently acquired branches, from $151.1 million in YTD 2009. The following factors were the leading causes of our lower operating expenses:

•
savings of $7.0 million in payroll and related costs, due to a lower employee headcount, a reduction in overtime, lower incentive-based pay, and lower related benefits (including a lower profit-sharing accrual);

•
savings of $4.0 million in other general & administrative expenses, from a reduction in the provision for bad debts of $2.6 million, reduced claim costs in our self-insurance programs and from other cost saving actions;

•	savings of $1.6 million in various selling expenses, such as reduced credit card fees due to the lower sales volume and certain cost saving actions;
•	reduced depreciation and amortization expense of $1.3 million due to lower amortization of intangible assets; and
•	savings of $0.3 million in warehouse expenses resulting mainly from lower branch closing costs.

        In YTD 2010, we expensed a total of $5.0 million for the amortization of intangible assets recorded under purchase accounting compared to $6.2 million in YTD 2009. Our operating expenses as a percentage of net sales increased to 21.0% in 2010 from 19.3% in 2009 as we were unable to reduce costs to the extent of the large drop in sales.

Interest Expense

        Interest expense decreased $0.6 million to $11.1 million in YTD 2010 from $11.7 million in YTD 2009.  This decrease was primarily due to a paydown of debt, partially offset by slightly higher average interest rates in YTD 2010 that affected the unhedged portion of our variable-rate debt.  Interest expense would have been $6.4 and $2.8 million less in YTD 2010 and 2009, respectively, without the impact of our derivatives.

Income Taxes

        Income tax expense of $0.1 million was recorded in YTD 2010, an effective tax rate of 4.7%, compared to an income tax expense of $11.2 million in YTD 2009, an effective tax rate of 40.9%. The income tax expense for YTD 2010 includes the benefits from the reversal of a $0.5 million discrete tax reserve and a higher percentage of Canadian income in YTD 2010 than in YTD 2009. Without those benefits, our effective tax rate would have been 39.5%.

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

	Fiscal year 2010		Fiscal year 2009
	Qtr 1	Qtr 2	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data)
	(unaudited)
Net sales	$367.7	$285.4	$463.3	$319.3	$463.6	$487.7
Gross profit	88.3	61.1	116.0	74.3	107.8	113.0
Income (loss) from operations	18.5	(6.0)	37.7	1.5	33.6	36.5
Net income (loss)	$7.8	$(6.5)	$18.6	$(2.4)	$17.2	$19.0

Earnings (loss) per share - basic	$0.17	$(0.14)	$0.42	$(0.05)	$0.38	$0.42
Earnings (loss) per share - fully diluted	$0.17	$(0.14)	$0.41	$(0.05)	$0.38	$0.42

Quarterly sales as % of year's sales			26.7%	18.4%	26.7%	28.1%
Quarterly gross profit as % of year's gross profit			28.2%	18.1%	26.2%	27.5%
Quarterly income from operations as % of
year's income from operations			34.5%	1.4%	30.7%	33.4%

The calculations of the net loss per share for the second quarters of fiscal year 2010 and 2009 do not include the effect of stock options since the impact would have been anti-dilutive.

Liquidity and Capital Resources

        We had cash and cash equivalents of $89.9 million at March 31, 2010 compared to $98.1 million at March 31, 2009 and $82.7 million at September 30, 2009. Our net working capital was $344.9 million at March 31, 2010 compared to $296.3 million at March 31, 2009 and $334.9 million at September 30, 2009.

YTD 2010 Compared to YTD 2009

        Our net cash provided by operating activities was $25.6 million in YTD 2010 compared to $84.8 million in YTD 2009. The lower cash from operations was partially due to the drop of $26.6 million in our income from operations. In addition, inventory increased $23.5 million, as we increased purchases during the quarter in anticipation of price increases. Furthermore, we saw a decrease of $32.8 million in accounts payable and accrued expenses, primarily due to normal seasonal declines, partially offset by the impact from the higher second quarter purchasing levels and much lower income tax payments in YTD 2010 than in YTD 2009. Accounts receivable decreased by $66.9 million in 2010 primarily due to a normal seasonal decline and lower second quarter sales. Due mostly to the large decrease in sales, the number of days outstanding for accounts receivable, based upon YTD 2010 sales, were higher compared to YTD 2009, while inventory turns were down due to the lower sales and the higher inventory level.

        Net cash used in investing activities was $9.9 million in YTD 2010 compared to $4.8 million in YTD 2009, mainly due to the acquisitions of IBM and Lookout, partially offset by lower capital spending for transportation and material handling equipment. We continue to closely manage our capital expenditures during these challenging economic times and we expect full fiscal year 2010 capital expenditures to total between 0.7% to 1.0% of net sales, mostly dependant upon our sales volume and exclusive of the impact of branch openings.

        Net cash used by financing activities was $8.7 million in YTD 2010 compared to $7.9 million in YTD 2009. These amounts primarily reflected repayments under our credit facilities, including the $7 million excess cash flow payment made earlier this year.

Capital Resources

        Our principal source of liquidity at March 31, 2010 was our cash and cash equivalents of $89.9 million and our available borrowings of $130.1 million under revolving lines of credit, subject to compliance with the maximum consolidated leverage ratio below. Our borrowing base availability is determined primarily by trade accounts receivable, less outstanding borrowings and letters of credit. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets have been classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months.

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

        The Credit Facility consists of a U.S. revolving credit facility of $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and provided an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $130.1 million available for revolver borrowings at March 31, 2010, subject to compliance with the maximum consolidated leverage ratio below, with less than $0.1 million outstanding under the US Revolver at an interest rate of 3.25%.  Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets were classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months. There were $4.8, $5.1 and $5.1 million of outstanding standby letters of credit at March 31, 2010, March 31, 2009 and September 30, 2009, respectively. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.9 million, and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

Excess Cash Flow

        By May 15 of each fiscal year, we must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on our results for fiscal year 2009, a required payment of $7.0 million was made early in February 2010. A payment of $7.0 million was made in April 2009 for fiscal year 2008. The amounts payable under this provision are classified as short-term debt.

Interest

        Interest on borrowings under the U.S. credit facility is payable at our election at either of the following rates:

•
the base rate (that is the higher of (a) the base rate for corporate loans quoted in The Wall Street Journal or (b) the Federal Reserve overnight rate plus 1/2 of 1%) plus a margin of 0.75% for the Term Loan, or

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

       The US Revolver currently carries an interest rate at the base rate (3.25% at March 31, 2010), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75% (3.00% at March 31, 2010), and the Term Loan carries an interest rate of LIBOR plus 2% (2.25% for both of the LIBOR arrangements under the Term Loan at March 31, 2010). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year.

        Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

        On the last day of each fiscal quarter, our Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0. At March 31, 2010, this ratio was 2.20:1.

Capital Expenditures

        We cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

        As of March 31, 2010, we were in compliance with these covenants.

        Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries secure obligations under the Credit Facility.

Equipment Financing Facility

        There was a total of $17.5 million of equipment financing loans outstanding under prior equipment financing facilities at March 31, 2010, with fixed interest rates ranging from 4.1% to 7.4% and payments due through September 2014. The Company currently has an equipment financing facility that allows for the financing of up to $5.5 million of purchased transportation and material handling equipment through May 1, 2011 at an interest rate approximately 2% above the 5-year term swap rate at the time of the advances.  There were no amounts outstanding under this facility at March 31, 2010.

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

        At March 31, 2010, we had $323.8 million of term loans outstanding under our Credit Facility, less than $0.1 million of borrowings under revolving lines of credit, and $17.5 million of equipment financing outstanding. Our weighted-average effective interest rate on that debt, after considering the effect of the interest rate swaps, was 6.26% at March 31, 2010 (6.12% at March 31, 2009). As noted below, certain of our financial derivatives expire in early April 2010 and are being replaced with three new future interest rate swaps.  If these future swaps had been in effect at March 31, 2010, the weighted-average effective interest rate of our debt would have been approximately 4.0%.  Regarding the swaps actually in effect at March 31, 2010, a hypothetical 10% increase in interest rates in effect at that date would have increased annual interest expense by only $0.1 million, since most of the interest expense was fixed by the financial derivatives.

        We enter into interest rate swaps and collars to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The collar agreements, also discussed below, provide for fixed-rate caps and floors. The aggregate fair value of these swaps and collars represented an unrealized loss of $7.1 million at March 31, 2010. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at March 31, 2010, would result in an aggregate unrealized gain or (loss) in value of the swaps and collars of approximately $0.1 million or ($0.1) million, respectively.

Financial Derivatives

        As discussed above, we use interest rate derivative instruments to manage our exposure related to fluctuating cash flows from changes in interest rates by converting a portion of our variable-rate borrowings into fixed-rate borrowings. As of March 31, 2010, we had the following interest rate derivative instruments outstanding: a) interest rate swaps totaling $200 million, expiring in April 2010, with a fixed rate of 4.97%; b) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.99% and a cap rate of 5.75%; c) a $50 million interest rate collar expiring in April 2010 with a floor rate of 3.75% and a cap rate of 6.00%; d) a $100 million future-starting interest rate swap executed in May 2010, with interest cash flows commencing in April 2010 and expiring in April 2013 and with a fixed rate of 2.72%; e) a $50 million future-starting interest rate swap executed in June 2010, with interest cash flows commencing in April 2010 and expiring in April 2013 and with a fixed rate of 3.12%; and f) a $50 million future-starting interest rate swap executed in June 2010, with interest cash flows commencing in April 2010 and expiring in April 2013 and with a fixed rate of 3.11%. At no time during the terms of the forward-stating derivatives do the associated cash flows overlap with those associated with the derivatives expiring in April 2010.

Foreign Exchange Risk

        There have been no material changes from what we reported in our Form 10-K for the year ended September 30, 2010.

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act"). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of March 31, 2010, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2010, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Items 1-4 are not applicable and have been omitted.

Item 5.    Other Information

Our Annual Meeting of Shareholders was held on February 5, 2010 to ratify the selection of Ernst & Young LLP as the Company’s auditors for the fiscal year ending September 30, 2010 and to elect a board of seven directors.

The numbers of votes to ratify the selection of Ernst & Young LLP were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
41,947,824	644,450	81,663

The numbers of votes for each director nominee were as follows:

DIRECTOR NOMINEE	VOTES FOR	VOTES WITHHELD
Robert R. Buck	37,741,653	1,538,974
Andrew R. Logie	39,046,266	234,361
H. Arthur Bellows, Jr.	39,151,006	129,621
James J. Gaffney	38,678,911	601,716
Peter M. Gotsch	37,662,413	1,618,214
Stuart A. Randle	38,803,983	476,644
Wilson B. Sexton	38,806,913	473,714

Item 6.    Exhibits

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Document Description

31.1	Certification by Robert R. Buck pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David R. Grace pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert R. Buck and David R. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature Page

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2010.

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