Form 10-Q
period 2010-06-30
BEACON ROOFING SUPPLY INC
filed 2010-08-05
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of August 1, 2010, there were 45,648,939 outstanding shares of the registrant's common stock, $.01 par value per share.

BEACON ROOFING SUPPLY, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2010
INDEX

Part I.	Financial Information	2
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	2
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	10
	Overview	10
	Results of Operations	11
	Seasonality and Quarterly Fluctuations	16
	Liquidity and Capital Resources	16
	Cautionary Statement	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
	Interest Rate Risk	19
	Foreign Exchange Risk	20

Item 4.	Controls and Procedures	20

Part II.	Other Information	21

Item 6.	Exhibits	21

Signature Page		22

Index to Exhibits		23

BEACON ROOFING SUPPLY, INC.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	June 30,	June 30,	September 30,
	2010	2009	2009
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$82,077	$83,037	$82,742
Accounts receivable, less allowance of $12,189 at June 30, 2010,
$14,754 at June 30, 2009, and $13,442 at September 30, 2009	234,789	226,741	227,379
Inventories	223,458	216,341	195,011
Prepaid expenses and other assets	45,865	39,582	52,714
Deferred income taxes	18,021	20,860	19,323

Total current assets	604,210	586,561	577,169

Property and equipment, net	46,793	53,883	52,965
Goodwill	360,094	353,209	354,193
Other assets, net	50,594	64,016	56,459

Total assets	$1,061,691	$1,057,669	$1,040,786

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$168,227	$180,085	$151,683
Accrued expenses	66,295	82,332	75,536
Current portion of long-term obligations	8,641	8,160	15,092

Total current liabilities	243,163	270,577	242,311

Senior notes payable, net of current portion	319,610	329,875	322,090
Deferred income taxes	35,864	34,516	36,555
Long-term obligations under equipment financing and other, net of current portion	12,063	21,848	16,257

Commitments and contingencies

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized;
45,644,332 issued and outstanding at June 30, 2010, 45,121,746 at
June 30, 2009, and 45,244,837 at September 30, 2009	456	451	452
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	234,772	224,500	226,793
Retained earnings	217,026	180,332	199,364
Accumulated other comprehensive loss	(1,263)	(4,430)	(3,036)

Total stockholders' equity	450,991	400,853	423,573

Total liabilities and stockholders' equity	$1,061,691	$1,057,669	$1,040,786

Note: The balance sheet at September 30, 2009
has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Unaudited
(Dollars in thousands, except per share data)

Net sales	$474,279	$463,586	$1,127,366	$1,246,218
Cost of products sold	369,991	355,761	873,673	948,117

Gross profit	104,288	107,825	253,693	298,101

Operating expenses	74,056	74,239	210,936	225,382

Income from operations	30,232	33,586	42,757	72,719

Interest expense	3,596	5,566	14,682	17,304

Income before income taxes	26,636	28,020	28,075	55,415

Income tax expense	10,345	10,833	10,413	22,029

Net income	$16,291	$17,187	$17,662	$33,386

Net income per share:
Basic	$0.36	$0.38	$0.39	$0.74

Diluted	$0.35	$0.38	$0.38	$0.74

Weighted average shares used in computing
net income per share:
Basic	45,588,778	45,100,853	45,422,222	44,954,582

Diluted	46,289,811	45,541,415	46,012,172	45,417,863

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2010	2009
	Unaudited (in thousands)

Operating activities:
Net income	$17,662	$33,386
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	20,827	22,835
Stock-based compensation	3,799	3,626
Deferred income taxes	(1,421)	(735)
Changes in assets and liabilities, net of the effects
of businesses acquired:
Accounts receivable	(1,574)	55,086
Inventories	(24,643)	(8,143)
Prepaid expenses and other assets	7,765	2,622
Accounts payable and accrued expenses	4,057	(24,375)
Net cash provided by operating activities	26,472	84,302

Investing activities:
Purchases of property and equipment, net of sales proceeds	(5,364)	(10,691)
Acquisition of businesses	(12,613)	-
Net cash used in investing activities	(17,977)	(10,691)

Financing activities:
Repayments under revolving lines of credit, net	(10)	(4,743)
Repayments under senior notes payable and other, net	(13,137)	(13,087)
Proceeds from exercise of options	3,420	1,100
Income tax benefit from stock-based compensation deductions in excess of the
associated compensation costs	763	108
Net cash used by financing activities	(8,964)	(16,622)

Effect of exchange rate changes on cash	(196)	10

Net increase (decrease) in cash and cash equivalents	(665)	56,999
Cash and cash equivalents at beginning of year	82,742	26,038

Cash and cash equivalents at end of period	$82,077	$83,037

Cash paid during the year for:
Interest	$17,114	$17,385
Income taxes, net of refunds	9,518	35,991

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Beacon Roofing Supply, Inc. (the "Company") prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. The balance sheet as of June 30, 2009 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition.

On October 1, 2009, the Company merged all of its U.S. subsidiaries into Beacon Sales Acquisition, Inc. After this merger, the Company’s remaining subsidiaries are Beacon Sales Acquisition, Inc., Beacon Canada, Inc. and Beacon Roofing Supply Canada Company. The Company continues to operate its regional businesses under trade names associated with the former subsidiary names.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (third quarter) and the nine-month period (year-to-date) ended June 30, 2010 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2010.

The Company's fiscal year ends on the last day in September of each year and each quarter ends on the last day of the respective third calendar month. The nine-month periods ended June 30, 2010 and June 30, 2009 both had 189 business days, while the three-month periods ended June 30, 2010 and June 30, 2009 both had 64 business days. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

You should also read the financial statements and notes included in the Company's fiscal year 2009 Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in that Annual Report.

Adoption of Recent Accounting Pronouncements

In March 2007, the FASB issued guidance that significantly changes the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. This guidance is effective for the Company in fiscal year 2010. The adoption of this guidance resulted in the expensing of certain costs incurred this year but did not have a significant impact on the financial statements. However, this could have a material impact on the accounting for the Company’s future acquisitions, depending on the circumstances and the terms of the acquisitions.

In April 2009, the FASB issued disclosure guidance about fair value of financial instruments in interim financial statements. This was effective for the Company beginning in the third quarter of fiscal year 2009 but had no impact on the financial statements.

In May 2009, the FASB issued guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. The Company has evaluated all subsequent events under this guidance (see Note 10).

In June 2009, the FASB implemented the FASB Accounting Standards Codification (“ASC”). Effective for interim and annual financial periods ended after September 15, 2010, the ASC has become the source of authoritative generally accepted accounting principles in the United States and supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC has become non-authoritative. This new guidance affected the way in which the Company references and reports accounting and reporting standards beginning with its fiscal year 2009 Annual Report.

2. Income per Share

The Company calculates basic income per share by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share includes the dilutive effects of outstanding stock awards.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table reflects the calculation of weighted-average shares outstanding for each period presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Weighted-average common shares outstanding for basic	45,588,778	45,100,853	45,422,222	44,954,582
Dilutive effect of stock options	701,033	440,562	589,950	463,281

Weighted-average shares assuming dilution	46,289,811	45,541,415	46,012,172	45,417,863

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

As of June 30, 2010, there was $6.9 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years. The Company recorded stock-based compensation expense of $1.2 million ($0.7 million net of tax) in each of the third quarters and $3.8 million ($2.3 million net of tax) and $3.6 million ($2.2 million net of tax) in the nine months ended June 30, 2010 and 2009, respectively.

The fair values of the options were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended June 30,
	2010	2009

Risk-free interest rate	2.45%	2.49%
Expected life in years	7	7
Expected volatility	48.00%	48.00%
Dividend yield	0.00%	0.00%

Expected lives of the options granted are based primarily on history, while expected volatilities are based on historical volatilities of the Company’s stock and stocks of comparable public companies. Estimated forfeiture rates vary by grant and ranged from 0%-10% as of June 30, 2010.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes stock options outstanding as of June 30, 2010, as well as activity during the nine months then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in Years)	(in Millions)
Outstanding at September 30, 2009	3,417,754	$13.70
Granted	862,114	14.64
Exercised	(399,495)	8.56
Canceled	(67,697)	18.10

Outstanding at June 30, 2010	3,812,676	$14.37	7.1	$17.2

Vested or Expected to Vest at June 30, 2010	3,707,710	$14.40	7.1	$16.8

Exercisable at June 30, 2010	2,258,142	$15.19	6.0	$9.7

The aggregate intrinsic values above include only in-the-money options. As of June 30, 2010, there were remaining options to purchase 940,346 shares of common stock available for grants under the Company's 2004 Stock Plan. The weighted-average grant date fair values of stock options granted during the nine months ended June 30, 2010 and June 30, 2009 were $7.60 and $6.35, respectively. The intrinsic value of stock options exercised during the nine months ended June 30, 2010 and June 30, 2009 was $4.1 and $2.8 million, respectively. At June 30, 2010, the Company had $15.1 million of excess tax benefits available for potential deferred tax write-offs related to option accounting.

4. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income. For the Company, these consisted of the following items:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Net income	$16,291	$17,187	$17,662	$33,386

Foreign currency translation adjustment	(2,270)	2,939	56	(3,311)
Tax effect	794	(1,027)	(20)	1,339
Foreign currency translation adjustment, net	(1,476)	1,912	36	(1,972)

Unrealized gain (loss) on financial derivatives	(2,254)	1,955	3,020	(3,506)
Tax effect	891	(787)	(1,283)	1,410
Unrealized gain (loss) on financial derivatives, net	(1,363)	1,168	1,737	(2,096)

Comprehensive income	$13,452	$20,267	$19,435	$29,318

5. Acquisitions

In April 2010, the Company purchased certain assets of Phoenix Sales, Inc. ("Phoenix"), a distributor of commercial roofing systems and related accessories with four branches located in Tampa, Orlando, Pompano and Ft. Myers, Florida. Also in April 2010, the Company purchased certain assets of Louisiana Roofing Supply ("LRS"), a distributor of mostly residential roofing systems and related accessories with one location in Baton Rouge, Louisiana. In February 2010, the Company purchased certain assets of Independent Building Materials, LLC (“IBM”), a distributor of primarily residential roofing products with one branch in Orlando, Florida. In December 2009, the Company purchased certain assets of Lookout Supply Company (“Lookout”), a distributor of roofing products and related accessories with one branch in Chattanooga, Tennessee. As of June 30, 2010, the purchase price allocations for all of these acquisitions were preliminary.

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

As of June 30, 2010, there was less than $0.1 million of outstanding revolver borrowings and $323.0 million of outstanding Term Loan maturing in November 2013. The Company is in compliance with the covenants under the Credit Facility. The current portion of long-term obligations at September 30, 2009 included a $7 million accelerated payment that was due under the Term Loan and made in February 2010. Substantially all of the Company's assets, including the capital stock and assets of wholly-owned subsidiaries secure obligations under the Credit Facility.

Equipment Financing Facility

As of June 30, 2010, there was a total of $16.2 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 4.1% to 7.4% and payments due through September 2014. The Company’s current facility provides financing up to $5.5 million of purchased transportation and material handling equipment through May 1, 2011 at an interest rate approximately 2% above the 5-year term swap rate at the time of the advances.  There were no amounts outstanding under this facility at June 30, 2010.

7. Foreign Net Revenue

Foreign (Canadian) net revenue totaled $74.2 and $61.5 million in the nine months ended June 30, 2010 and 2009, respectively.

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

The Company is using interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. As of June 30, 2010, the following interest rate derivative instruments were outstanding: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50 million interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%. These interest rate swaps expire in April 2013.

These derivative instruments are designated as cash flow hedges, for which the Company records the effective portions of changes in their fair value, net of taxes, in other comprehensive income (Note 4). The effectiveness of the hedges is periodically assessed by the Company during the lives of the hedges by 1) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and 2) through an evaluation of the ability of the counterparties to the hedges to honor their obligations under the hedges. Any ineffective portion of the hedges is recognized in earnings, of which there has been none to date and none is anticipated.

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense. Since inception, the Company has not recognized any gains or losses on these hedges and there has been no effect on income from hedge ineffectiveness. The table below presents the combined fair value of the interest rate swap and collar instruments:

	Unrealized Losses
	June 30,	June 30,	September 30,
Location on Balance Sheet	2010	2009	2009	Fair Value Hierarchy
	(Dollars in thousands)

Accrued expenses	$9,328	$10,902	$12,348	Level 2

The fair values of the interest rate swaps were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the swap agreements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents also include unsettled credit card transactions. As of June 30, 2010, the cash equivalents were mostly comprised of money market funds, which invest primarily in commercial paper or bonds with a rating of A-1 or better, and bank certificates of deposit. The carrying values of the cash equivalents for the periods presented equaled the fair values, which were determined under Level 1 of the Fair Value Hierarchy.

9. Recent Accounting Pronouncements

In October 2009, the FASB issued guidance that amends the criteria for allocating a contract's consideration to individual services or products in multiple deliverable arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company will adopt this guidance beginning on October 1, 2010 and does not expect an impact on the financial statements.

In June 2009, the FASB issued guidance that changes the way entities account for securitizations and special purpose entities. This new guidance is effective for annual reporting periods beginning after November 15, 2009. The Company will adopt this guidance beginning on October 1, 2010 and does not expect an impact on the financial statements.

10. Subsequent Events

On July 16, 2010, the Company purchased the stock of Posi-Slope Enterprises, Inc. and its sister company Posi-Pentes (together “Posi-Slope”), which specialize in the design and fabrication of tapered roof insulation systems. Posi-Slope has two locations, in the Provinces of Ontario and Quebec, and services customers throughout Canada.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2009 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2010” and “YTD 2010” refer to the three months (third quarter) and nine months (year-to-date) ended June 30, 2010, respectively, of our fiscal year ending September 30, 2010, and all references to “2009” and “YTD 2009” refer to the three months (third quarter) and nine months (year-to-date) ended June 30, 2009, respectively, of our fiscal year ended September 30, 2009. Certain tabular information may not foot due to rounding.

  Overview

We are one of the largest distributors of residential and non-residential roofing materials in the United States and Canada. We also distribute other complementary building products, including siding, windows, specialty lumber products and waterproofing systems for residential and non-residential building exteriors. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of contractors and, to a lesser extent, general contractors, retailers and building materials suppliers.

We distribute up to 10,000 SKUs through 179 branches in the United States and Canada. We had 2,204 employees as of June 30, 2010, including our sales and marketing team of 929 employees.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.0	76.7	77.5	76.1

Gross profit	22.0	23.3	22.5	23.9

Operating expenses	15.6	16.0	18.7	18.1

Income from operations	6.4	7.2	3.8	5.8
Interest expense	(0.8)	(1.2)	(1.3)	(1.4)

Income before income taxes	5.6	6.0	2.5	4.4
Income tax expense	(2.2)	(2.3)	(0.9)	(1.8)

Net income	3.4%	3.7%	1.6%	2.7%

        In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we have referred to growth in existing markets or internal growth in our prior filings, we included growth from existing and newly opened branches but excluded growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. At June 30, 2010, we had a total of 177 branches in operation.  For 2010 and YTD 2010, 170 branches were included in our existing market calculations and 7 branches were excluded because they were acquired during YTD 2010. Acquired markets for 2010 and YTD 2010 include Lookout, IBM, Phoenix, and LRS (Note 5).

 Three Months Ended June 30, 2010 ("2010") Compared to the Three Months Ended June 30, 2009 ("2009")

Existing and Acquired Markets

	Existing Markets		Acquired Markets		Consolidated
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009
		(dollars in thousands)

Net Sales	$463,122	$463,586	$11,157	$-	$474,279	$463,586

Gross Profit	102,399	107,825	1,889	-	104,288	107,825
Gross Margin	22.1%	23.3%	16.9%		22.0%	23.3%

Operating Expenses	71,852	74,239	2,204	-	74,056	74,239
Operating Expenses as a % of Net Sales	15.5%	16.0%	19.8%		15.6%	16.0%

Operating Income (Loss)	$30,547	$33,586	$(315)	$-	$30,232	$33,586
Operating Margin	6.6%	7.2%	-2.8%		6.4%	7.2%

Net Sales

        Consolidated net sales increased $10.7 million, or 2.3%, to $474.3 million in 2010 from $463.6 million in 2009. Existing market sales decreased $0.5 million or 0.1%, while acquired markets contributed $11.2 million. We attribute the slight existing market sales decline primarily to the following factors:

•	continued general weakness in residential roofing activities in some regions;
mostly offset by:
•	growth in non-residential roofing activity in most regions; and
•	a resurgence of growth in our complementary product sales in all regions.

We acquired five branches in this year’s third quarter, while we did not open or close any branches in last year’s third quarter.  We estimate that inflation in our product costs had no material impact on product costs in this quarter compared to last year’s third quarter; however average selling prices were generally lower. We had 64 business days in both 2010 and 2009.  Net sales by geographical region grew or (declined) as follows: Northeast 18.2%; Mid-Atlantic 19.0%; Southeast (18.9%); Southwest (21.3%); Midwest (3.2%); West (8.4%); and Canada 15.2%. These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

	For the three months ended:
	June 30,		June 30,
	2010		2009
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$217,196	46.9%	$246,391	53.1%	$(29,195)	-11.8%
Non-residential roofing products	173,530	37.5%	156,531	33.8%	16,999	10.9
Complementary building products	72,396	15.6%	60,664	13.1%	11,732	19.3

Total existing market sales	$463,122	100.0%	$463,586	100.0%	$(464)	-0.1%

For 2010, our acquired markets had product group sales of $3.7, $5.7 and $1.8 million in residential roofing products, non-residential roofing products and complementary building products, respectively. Total 2010 existing market sales of $463.1 million plus 2010 sales from acquired markets of $11.2 million agrees to our reported 2010 sales of $474.3 million. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Three Months Ended

	June 30,	June 30,
	2010	2009	Change
	(dollars in millions)

Gross profit	$104.3	$107.8	$(3.5)		-3.2%
Existing Markets	102.4	107.8	(5.4)		-5.0%

Gross margin	22.0%	23.3%		-1.3%
Existing Markets	22.1%	23.3%		-1.1%

        Our existing market gross profit decreased $5.4 million or 5.0% in 2010, while our acquired market gross profit contributed $1.9 million.  Our overall and existing market gross margin decreased to 22.0% and 22.1%, respectively, in 2010 from 23.3% in 2009.  The margin rate decrease in our existing markets resulted primarily from approximately equal negative impacts from a more competitive market and a higher sales mix of non-residential roofing products, which typically have lower gross margins. These negative factors were partially offset by higher 2010 vendor incentive income, primarily from short-term buying programs.

        Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins than our warehouse sales, represented 19.4% and 19.3% of our net sales in 2010 and 2009, respectively. The slight increase in the percentage of direct sales was primarily attributable to the higher mix of non-residential roofing product sales. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

For the Three Months Ended

	June 30,	June 30,
	2010	2009	Change
	(dollars in millions)

Operating expenses	$74.1	$74.2	$(0.1)		-0.2%
Existing Markets	71.9	74.2	(2.3)		-3.2%

Operating expenses as a % of sales	15.6%	16.0%		-0.4%
Existing Markets	15.5%	16.0%		-0.5%

        Our existing market operating expenses decreased by $2.3 million or 3.2% in 2010 to $71.9 million from $74.2 million in 2009, while our acquired markets incurred $2.2 million in expenses. The following factors were the leading causes of our lower operating expenses in our existing markets:

•	savings of $1.7 million in other general & administrative expenses from a reduction in the provision for bad debts of $1.4 million and certain cost saving actions; and
•	reduced depreciation and amortization expense of $0.9 million due primarily to lower amortization of intangible assets;
partially offset by
•	increased selling expenses of $0.5 million principally from higher fuel costs.

        In 2010, we expensed a total of $2.4 million for the amortization of intangible assets recorded under purchase accounting compared to $3.0 million in 2009. Our existing market operating expenses as a percentage of net sales decreased to 15.5% in 2010 from 16.0% in 2009 due to the reductions outlined above.

Interest Expense

        Interest expense decreased $2.0 million to $3.6 million in 2010 from $5.6 million in 2009. This decrease was primarily due to lower debt and the expiration of certain interest derivatives (see Item 3) that carried higher interest rates than the rates on our current derivatives and variable interest rate debt.  Interest expense would have been $1.3 and $2.5 million less in 2010 and 2009, respectively, without the impact of our derivatives.

Income Taxes

       Income tax expense was $10.3 million in 2010, an effective tax rate of 38.8%, compared to $10.8 million in 2009, an effective tax rate of 38.7%. Both periods benefited from certain discrete items. We currently expect our full fiscal year 2010 effective income tax rate to be approximately 39.5%, excluding any future discrete items.

Nine Months Ended June 30, 2010 ("YTD 2010") Compared to the Nine Months Ended June 30, 2009 ("YTD 2009")

Existing and Acquired Markets

	Existing Markets		Acquired Markets		Consolidated
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009
		(dollars in thousands)

Net Sales	$1,114,673	$1,246,218	$12,693	$-	$1,127,366	$1,246,218

Gross Profit	251,653	298,101	2,040	-	253,693	298,101
Gross Margin	22.6%	23.9%	16.1%		22.5%	23.9%

Operating Expenses	208,226	225,382	2,710	-	210,936	225,382
Operating Expenses as a % of Net Sales	18.7%	18.1%	21.4%		18.7%	18.1%

Operating Income (Loss)	$43,427	$72,719	$(670)	$-	$42,757	$72,719
Operating Margin	3.9%	5.8%	-5.3%		3.8%	5.8%

Net Sales

        Consolidated net sales decreased $118.9 million, or 9.5%, to $1,127.4 million in YTD 2010 from $1,246.2 million in YTD 2009. Existing market sales decreased $131.5 million or 10.6%, while acquired markets contributed $12.7 million. Net sales by geographical region grew or (declined) as follows: Northeast 1.7%; Mid-Atlantic 7.0%; Southeast (7.7%); Southwest (38.0%); Midwest (10.5%); West (15.4%); and Canada 20.6%. These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity. We attribute the existing market sales decline primarily to the following factors:

•	a decrease in re-roofing activity in the areas affected by Hurricane Ike in YTD 2009; and
•	continued general weakness in residential roofing activities in certain other regions;
partially offset by:
•	recent growth in non-residential roofing activity in most regions; and
•	a recent Company-wide resurgence of growth in our complementary product sales.

The impact from inflation in our product costs on YTD 2010 sales was immaterial; however average selling prices were slightly lower. We closed one branch and acquired seven in YTD 2010, while we closed six branches in YTD 2009. We had 189 business days in both YTD 2010 and YTD 2009.

Our product group sales for our existing markets were as follows:

	For the nine months ended:
	June 30,		June 30,
	2010		2009
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$532,456	47.8%	$653,459	52.4%	$(121,003)	-18.5%
Non-residential roofing products	409,110	36.7%	422,422	33.9%	(13,312)	-3.2
Complementary building products	173,107	15.5%	170,337	13.7%	2,770	1.6

Total existing market sales	$1,114,673	100.0%	$1,246,218	100.0%	$(131,545)	-10.6%

           For YTD 2010, our acquired markets had product group sales of $6.0, $4.9 and $1.8 million in residential roofing products, non-residential roofing products and complementary building products, respectively. Total YTD 2010 existing market sales of $1,114.7 million plus YTD 2010 sales from acquired markets of $12.7 million agrees to our reported YTD 2010 sales of $1,127.4 million.

Gross Profit

For the Nine Months Ended

	June 30,	June 30,
	2010	2009	Change
	(dollars in millions)

Gross profit	$253.7	$298.1	$(44.4)		-14.9%
Existing Markets	251.7	298.1	(46.4)		-15.6%

Gross margin	22.5%	23.9%		-1.4%
Existing Markets	22.6%	23.9%		-1.3%

        Our existing market gross profit decreased $46.4 million or 15.6% in YTD 2010, while our acquired market gross profit contributed $2.0 million. Our overall and existing market gross margin decreased to 22.5% and 22.6%, respectively, in YTD 2010 from 23.9% in YTD 2009. These declines in our gross margin were due primarily to the same factors mentioned above for the third quarter. We expect our future overall annual gross margin average to range from 22.5% to 24.0%, dependant mostly on product mix.

        Direct sales represented 19.9% and 18.5% of our net sales in YTD 2010 and YTD 2009, respectively. The increase in the percentage of direct sales was primarily attributable to the higher mix of non-residential roofing product sales. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

For the Nine Months Ended

	June 30,	June 30,
	2010	2009	Change
	(dollars in millions)

Operating expenses	$210.9	$225.4	$(14.5)		-6.4%
Existing Markets	$208.2	$225.4	$(17.2)		-7.6%

Operating expenses as a % of sales	18.7%	18.1%		0.6%
Existing Markets	18.7%	18.1%		0.6%

        Our existing market operating expenses decreased by $17.2 million or 7.6% in YTD 2010 to $208.2 million from $225.4 million in YTD 2009, while our acquired markets incurred $2.7 million in expenses. The following factors were the leading causes of our lower operating expenses in our existing markets;

•	savings of $7.4 million in payroll and related costs, due to a lower employee headcount, lower incentive-based pay, and lower related benefits (including a lower profit-sharing accrual);
•
savings of $5.9 million in other general & administrative expenses from a reduction in the provision for bad debts of $4.0 million, reduced claim costs in our self-insurance programs and certain cost saving actions;

•	reduced depreciation and amortization expense of $2.2 million due mostly to lower amortization of intangible assets; and
•	savings of $1.1 million in various selling expenses, such as reduced credit card fees due to the lower sales volume and certain cost saving actions, partially offset by higher fuel costs.

        In YTD 2010, we expensed a total of $7.4 million for the amortization of intangible assets recorded under purchase accounting compared to $9.2 million in YTD 2009. Our operating expenses as a percentage of net sales increased to 18.7% in 2010 from 18.1% in YTD 2009 as we were unable to reduce costs to the extent of the large drop in sales.

Interest Expense

        Interest expense decreased $2.6 million to $14.7 million in YTD 2010 from $17.3 million in YTD 2009. This decrease was primarily due to the paydown of debt and the expiration of certain interest derivatives that carried higher interest rates than the rates on our current derivatives and variable-rate debt, Interest expense would have been $7.7 and $5.3 million less in YTD 2010 and 2009, respectively, without the impact of our derivatives.

Income Taxes

        Income tax expense was $10.4 million in YTD 2010, an effective tax rate of 37.1%, compared to an income tax expense of $22.0 million in YTD 2009, an effective tax rate of 39.8%. The income tax expense for YTD 2010 includes the benefits from the reversals of approximately $0.8 million of discrete tax reserves and a higher percentage of Canadian income in YTD 2010 than in YTD 2009. Without the benefit of the discrete items, our effective tax rate would have been 39.5%.

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

          We generally experience an increase in inventory, accounts receivable and accounts payable during the third and fourth quarters of the year as a result of the seasonality of our business. Our peak borrowing level generally occurs during the third quarter, primarily because accounts payable terms offered by our suppliers typically have due dates in April, May and June, while our peak accounts receivable collections typically occur from June through November.

        We generally experience a slowing of collections of our accounts receivable during our second quarter, mainly due to the inability of some of our customers to conduct their businesses effectively in inclement weather in certain of our regions. We continue to attempt to collect those receivables, which require payment under our standard terms. We do not provide any concessions to our customers during this quarter of the year. Due to the decline in customer demand in the second quarter, vendors are more likely to provide seasonal incentives. Also during the second quarter, we generally experience our lowest availability under our senior secured credit facilities, which are asset-based lending facilities.

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

	Fiscal year 2010			Fiscal year 2009

	Qtr 1	Qtr 2	Qtr 3	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data)
	(unaudited)
Net sales	$367.7	$285.4	$474.3	$463.3	$319.3	$463.6	$487.7
Gross profit	88.3	61.1	104.3	116.0	74.3	107.8	113.0
Income (loss) from operations	18.5	(6.0)	30.2	37.7	1.5	33.6	36.5
Net income (loss)	$7.8	$(6.5)	$16.3	$18.6	$(2.4)	$17.2	$19.0

Earnings (loss) per share - basic	$0.17	$(0.14)	$0.36	$0.42	$(0.05)	$0.38	$0.42
Earnings (loss) per share - fully diluted	$0.17	$(0.14)	$0.35	$0.41	$(0.05)	$0.38	$0.42

Quarterly sales as % of year's sales				26.7%	18.4%	26.7%	28.1%
Quarterly gross profit as % of year's gross profit				28.2%	18.1%	26.2%	27.5%
Quarterly income from operations as % of
year's income from operations				34.5%	1.4%	30.7%	33.4%

The calculations of the net loss per share for the second quarters of fiscal year 2010 and 2009 do not include the effect of stock options since the impact would have been anti-dilutive.

Liquidity and Capital Resources

        We had cash and cash equivalents of $82.1 million at June 30, 2010 compared to $83.0 million at June 30, 2009 and $82.7 million at September 30, 2009. Our net working capital was $361.0 million at June 30, 2010 compared to $316.0 million at June 30, 2009 and $334.9 million at September 30, 2009.

YTD 2010 Compared to YTD 2009

        Our net cash provided by operating activities was $26.5 million in YTD 2010 compared to $84.3 million in YTD 2009. The lower cash from operations was partially due to the drop of $15.7 million in our net income. In addition, inventory increased $24.6 million, as we continued to hold higher quantities of asphalt shingles due to economical advantages of the short-term buying programs offered by our vendors. Accounts receivable increased marginally by $1.6 million in YTD 2010 and, due mostly to the higher sales mix of non-residential roofing products that generally have longer payment terms, the number of days outstanding for accounts receivable increased based upon YTD 2010 sales. Inventory turns were down due mainly due to the special buying programs. Furthermore, we saw a favorable decrease in prepaid expenses and other assets of $7.8 million and a favorable increase of $4.1 million in accounts payable and accrued expenses (combined), primarily due to normal seasonal changes, higher third quarter 2010 purchasing levels and much lower income tax payments in YTD 2010 than in YTD 2009.

        Net cash used in investing activities was $18.0 million in YTD 2010 compared to $10.7 million in YTD 2009. This increase was mainly due to the cost of our acquisitions, partially offset by lower capital spending for transportation and material handling equipment. We continue to closely manage our capital expenditures during these challenging economic times and we expect full fiscal year 2010 capital expenditures to total between 0.7% to 1.0% of net sales, mostly dependant upon our sales volume and exclusive of the impact of branch openings.

        Net cash used by financing activities was $9.0 million in YTD 2010 compared to $16.6 million in YTD 2009. These amounts primarily reflected repayments under our credit facilities, partially offset by proceeds from the exercise of stock options.

Capital Resources

        Our principal source of liquidity at June 30, 2010 was our cash and cash equivalents of $82.1 million and our available borrowings of $159.5 million under revolving lines of credit, subject to compliance with the maximum consolidated leverage ratio below. Our borrowing base availability is determined primarily by trade accounts receivable, less outstanding borrowings and letters of credit. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets have been classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months.

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

        The Credit Facility consists of a U.S. revolving credit facility of $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and provided an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $159.5 million available for revolver borrowings at June 30, 2010, subject to compliance with the maximum consolidated leverage ratio below, with less than $0.1 million outstanding under the US Revolver at an interest rate of 3.25%.  Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets were classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months. There were $4.6, $5.1 and $5.1 million of outstanding standby letters of credit at June 30, 2010, June 30, 2009 and September 30, 2009, respectively. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.8 million, and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

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

       The US Revolver currently carries an interest rate at the base rate (3.25% at June 30, 2010), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75% (3.00% at June 30, 2010), and the Term Loan carries an interest rate of LIBOR plus 2% (approximately 2.3% at June 30, 2010). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year.

        Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

        On the last day of each fiscal quarter, our Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0. At June 30, 2010, this ratio was 2.33:1.

Capital Expenditures

        We cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

        As of June 30, 2010, we were in compliance with these covenants.

        Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries secure obligations under the Credit Facility.

Equipment Financing Facility

        As of June 30, 2010, there was $16.2 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 4.1% to 7.4% and payments due through September 2014. The Company’s current facility provides for financing up to $5.5 million of purchased transportation and material handling equipment through May 1, 2011 at an interest rate approximately 2% above the 5-year term swap rate at the time of the advances.  There were no amounts outstanding under this facility at June 30, 2010.

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

        At June 30, 2010, we had $323.0 million of term loans outstanding under our Credit Facility, less than $0.1 million of borrowings under revolving lines of credit, and $16.2 million of equipment financing outstanding. Our weighted-average effective interest rate on that debt, after considering the effect of the interest rate swaps, was 4.03% at June 30, 2010 (6.17% at June 30, 2009).  At June 30, 2010, a hypothetical 10% increase in interest rates in effect at that date would have increased annual interest expense by only $0.3 million, since the majority of the interest expense was fixed by the financial derivatives.

        We enter into interest rate swaps and collars to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The collar agreements, also discussed below, provide for fixed-rate caps and floors. The aggregate fair value of these swaps and collars represented an unrealized loss of $9.3 million at June 30, 2010. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at June 30, 2010, would result in an aggregate unrealized gain or (loss) in value of the swaps and collars of approximately $0.6 million or ($0.6) million, respectively.

Financial Derivatives

        As discussed above, we use interest rate derivative instruments to manage our exposure related to fluctuating cash flows from changes in interest rates by converting a portion of our variable-rate borrowings into fixed-rate borrowings. As of June 30, 2010, we had the following interest rate derivative instruments outstanding: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50  interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%.  These interest rate swaps expire in April 2013. In April 2010, the following interest rate derivative instruments expired: a) interest rate swaps totaling $200 million with a fixed rate of 4.97%; b) a $50 million interest rate collar with a floor rate of 3.99% and a cap rate of 5.75%; and c) a $50 million interest rate collar with a floor rate of 3.75% and a cap rate of 6.00%; At no time during the terms of the current derivatives did the associated cash flows overlap with those associated with the derivatives which expired in April 2010.

Foreign Exchange Risk

        There have been no material changes from what we reported in our Form 10-K for the year ended September 30, 2010.

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act"). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of June 30, 2010, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2010, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signature Page

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2010.

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