Form 10-K
period 2010-09-30
BEACON ROOFING SUPPLY INC
filed 2010-11-29
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer," “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the end of the second quarter ended March 31, 2010 was $852,470,917.

The number of shares of common stock outstanding as of November 1, 2010 was 45,676,520.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

Table of Contents
BEACON ROOFING SUPPLY, INC.

Index to Annual Report
on Form 10-K

Year Ended September 30, 2010

2 of 63

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

3 of 63

PART I

 ITEM 1.    BUSINESS

Overview

We are one of the largest distributors of residential and non-residential roofing materials in the United States and Canada. We also distribute other complementary building materials, including siding, windows, specialty lumber products and waterproofing systems for residential and nonresidential building exteriors. We currently operate 179 branches in 37 states and 3 Canadian provinces, carrying up to 10,000 SKUs and serving approximately 40,000 customers. We are a leading distributor of roofing materials in key metropolitan markets in the Northeast, Mid-Atlantic, Midwest, Central Plains, South and Southwest regions of the United States and in Eastern Canada.

For the fiscal year ended September 30, 2010, residential roofing products comprised 46% of our sales, non-residential roofing products accounted for 39% of our sales, and siding, waterproofing systems, windows, specialty lumber and other exterior building products provided the remaining 15% of our sales.

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

We have achieved our growth through a combination of sixteen strategic and complementary acquisitions between fiscal years 2000 and 2010, opening new branch locations, acquiring branches and broadening our product offering. We have grown from $224.0 million in sales in fiscal year 2000 to $1.610 billion in sales in fiscal year 2010, which represents a compound annual growth rate of 21.8%.  Our internal growth, which includes growth from existing and newly opened branches but excludes growth from acquired branches, averaged 2.5% per annum over the same period. Acquired branches are excluded from internal growth measures until they have been under our ownership for at least four full fiscal quarters at the start of the reporting period. During this eleven-year period, we opened thirty-five new branch locations (of which we have only closed two), while our same store sales decreased an average of 0.9% per annum. Same store sales are defined as the aggregate sales from branches open for the entire comparable annual periods within the eleven-year period. Income from operations has increased from $10.4 million in fiscal year 2000 to $73.5 million in fiscal year 2010, which represents a compound annual growth rate of 21.6%. We believe that our proven business model can deliver industry-leading growth and operating profit margins.

  In fiscal year 2010, our sales and income from operations declined 7.2% and 32.7%, respectively, over fiscal year 2009. Both of these fiscal years contained 253 business days. We acquired nine new branches and closed two branches during fiscal year 2010.

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

4 of 63

History

Our predecessor, Beacon Sales Company, Inc., was founded in Charlestown, Massachusetts (a part of Boston) in 1928. In 1984, when our former Chairman Andrew Logie acquired Beacon Sales Company with other investors, Beacon operated three distribution facilities and generated approximately $16 million in annual revenue. In August 1997, Code, Hennessy & Simmons III, L.P., a Chicago-based private equity fund, and certain members of management, purchased Beacon Sales Company to use it as a platform to acquire leading regional roofing materials distributors throughout the United States and Canada. At the time of the purchase by Code Hennessy and management, Beacon Sales Company operated seven branches in New England and generated approximately $72 million of revenue annually, primarily from the sale of non-residential roofing products. Since 1997, we have made twenty-two strategic and complementary acquisitions. Also since 1997, we have opened a total of thirty-six new branches (of which we have only closed two). We have also expanded our product offerings to offer more residential roofing products and complementary exterior building materials and related services. Our strategic acquisitions, branch expansions, and product line extensions have increased the diversity of both our customer base and local market focus and generated cost savings through increased purchasing power and reduced overhead expenses as a percentage of net sales. We completed an initial public offering ("IPO") and became a public company in September 2004, and completed a follow-on stock offering in December 2005.

We were incorporated in Delaware in 1997. Our principal executive offices are located at One Lakeland Park Drive, Peabody, MA 01960 and our telephone number is (978) 535-7668. Our Internet website address is www.beaconroofingsupply.com.

U.S. Industry Overview

The U.S. roofing market, based upon an early 2010 industry report and based upon manufacturer sales to distributors and others, was estimated to be approximately $15.0 billion in 2009 and is projected to grow 3.6% annually through 2014 to $17.9 billion. We believe this rate of growth is within the range of the stable long-term growth rates in the industry over the past 40 years.

The U.S. roofing market can be separated into two categories: the residential roofing market and the non-residential roofing market. The residential roofing market accounted for approximately 58% of the total U.S. market by unit volume (39% of total dollar demand) in 2009. Through 2014, residential roofing construction in dollars is expected to grow slightly faster than non-residential roofing construction as residential construction is projected to rebound from current low levels.

Traditionally, over 70% of expenditures in the roofing market are for re-roofing projects, with the balance being for new construction. Due to the current slow down in both residential and non-residential new construction, it is estimated that re-roofing represented over 85% of the expenditures for roofing in 2009.  Re-roofing projects are generally considered maintenance and repair expenditures and are less likely than new construction projects to be postponed during periods of recession or slow economic growth. As a result, demand for roofing products is less volatile than overall demand for construction products.

Regional variations in economic activity influence the level of demand for roofing products across the United States. Of particular importance are regional differences in the level of new home construction and renovation, because the residential market for roofing products accounts for approximately 58% of unit demand. Demographic trends, including population growth and migration, contribute to regional variations in residential demand for roofing products through their influence on regional housing starts and existing home sales.

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

Residential roofing market

Within the residential roofing market, the re-roofing market is more than twice the size of the new roofing market, accounting for approximately 90% of the residential roofing unit demand in 2009, compared to a historic rate of about 67%. Over the next five years, new roofing unit demand is expected to increase from 10% of total demand in 2009 to approximately 26% in 2014, indicating a 25% growth rate, while re-roofing demand is expected to remain flat.

Driving the demand for re-roofing is an aging U.S. housing stock. Over 60% of the U.S. housing stock was built prior to 1980, with the median age of U.S. homes being over 35 years. Asphalt shingles dominate the residential roofing market, with an approximate 85% share, and historically have had an expected useful life of 15 to 20 years A number of factors also generate re-roofing demand, including one-time weather damage (such as Hurricane Ike which increased demand in 2008), improvement expenditures and homeowners looking to upgrade their homes. Sales of existing homes can affect re-roofing demand, as some renovation decisions are made by sellers preparing their houses for sale and others are made by new owners within the first year or two of occupancy.

5 of 63

 Within the new construction portion of the residential roofing market, housing starts together with larger average roof sizes have supported prior growth in new residential roofing demand. Although new housing starts are up slightly in 2010, they declined during 2006 through 2009, and the pace may continue at the lower levels or decline further again in the near future.

Non-residential roofing market

 Demand for roofing products used on non-residential buildings in dollars is forecast to continue to grow at historical rates, but slightly slower than the expected future growth of roofing products used in residential construction. In recent years up until 2009, new non-residential roofing was the fastest-growing portion of the U.S. roofing market. However, more challenging economic conditions, including tighter credit markets, caused a decline in 2009 in new commercial projects and, to a lesser extent, re-roofing projects, and will likely continue to influence expenditures for non-residential roofing in the near term.

 In 2009, re-roofing projects represented approximately 81% of the total non-residential demand. Re-roofing activity tends to be less cyclical than new construction and depends in part upon the types of materials on existing roofs, their expected lifespan and intervening factors such as wind or water damage.

The non-residential roofing market includes an office and commercial market, an industrial market and an institutional market. Office and commercial roofing projects is the single largest component of the non-residential roofing market at 53%. Industrial roofing projects represent 25% of non-residential roofing product sales, while institutional projects and other make up the remaining 22% of non-residential roofing demand.

Complementary building products

Demand for complementary building products such as siding, windows and doors for both the residential and non-residential markets has decreased along with the new residential construction market and the downturn in the economy. Unlike the roofing industry, demand for these products is more discretionary and influenced much greater by the new construction market.

These complementary products also significantly contribute to the overall building products market. The U.S. siding market was approximately $7.8 billion in 2009, while the U.S. window and door industry was approximately $34.9 billion in 2007, the most recent information available to us. Both of these markets have been negatively impacted by the decline in new housing starts in recent years but siding is expected to grow at higher rates than roofing, while windows and doors is expected to grow at a rate slightly below that of the roofing industry over the next several years.

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

6 of 63

•
Strong platform for growth and acquisition.     Over the period from 1997 through 2010, we have increased revenue at rates well in excess of the growth in the overall roofing materials distribution industry. We have expanded our business through strategic acquisitions, new branch openings, branch acquisitions and the diversification of our product offering. We have successfully acquired companies and, for most of them, improved their financial and operating performance after acquisition.

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

•
Extensive product offering and strong supplier relationships.     We have a product offering of up to 10,000 SKUs, representing an extensive assortment of high-quality branded products. We believe that our extensive product offering has been a significant factor in attracting and retaining many of our customers. Because of our significant scale, product expertise and reputation in the markets that we serve, we have established strong ties to the major roofing materials manufacturers and are able to achieve substantial volume discounts.

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

•
Pursue acquisitions of regional market-leading roofing materials distributors.     Acquisitions are an important component of our growth strategy. We believe that there are significant opportunities to grow our business through disciplined, strategic acquisitions. With only a few large, well-capitalized competitors in the industry, we believe we can continue to build on our distribution platform by successfully acquiring additional roofing materials distributors. Between 1998 and 2010, we successfully integrated seventeen strategic and complementary acquisitions.

•
Expand product and service offerings.     We believe that continuing to increase the breadth of our product line and customer services are effective methods of increasing sales to current customers and attracting new customers. We work closely with customers and suppliers to identify new building products and services, including windows, siding, waterproofing systems, insulation and metal fabrication. In addition, we believe we can expand our business by introducing products that we currently only offer in certain of our markets into some of our other markets. We also believe we can expand particular product sales that are stronger in certain of our markets into our markets where those products have not sold as well (e.g., expanding nonresidential roofing sales in markets that sell mostly residential roofing).

Products and Services

Products

The ability to provide a broad range of products is essential in roofing materials distribution. We carry one of the most extensive arrays of high-quality branded products in the industry, enabling us to deliver products to our customers on a timely basis. We are able to fulfill approximately 97% of our warehouse orders through our in-stock inventory as a result of the breadth and depth of our inventory at our branches. Our product portfolio includes residential and non-residential roofing products as well as complementary building products such as siding, windows and specialty lumber products. Our product lines are designed primarily to meet the requirements of both residential and non-residential roofing contractors.

7 of 63

Product Porfolio
Residential roofing products	Non-residential roofing products	Complementary building products
		Siding	Windows/Doors
Asphalt shingles	Single-ply roofing	Vinyl siding	Vinyl windows
Synthetic slate and tile	Asphalt	Red, white and yellow	Aluminum windows
Clay tile	Metal	cedar siding	Wood windows
Concrete tile	Modified bitumen	Fiber cement siding	Turn-key windows
Slate	Built-up roofing	Soffits	Wood doors
Nail base insulation	Cements and coatings	House wraps	Patio doors
Metal roofing	Insulation—flat stock	Vapor barriers
Felt	and tapered	Stone veneer
Wood shingles and	Commercial fasteners
shakes	Metal edges and	Other	Specialty Lumber
Nails and fasteners	flashings	Waterproofing systems	Redwood
Metal edgings and	Skylights, smoke vents	Building insulation	Red cedar decking
flashings	and roof hatches	Air barrier systems	Mahogany decking
Prefabricated flashings	Sheet metal, including	Gypsum	Pressure treated lumber
Ridges and soffit vents	copper, aluminum	Moldings	Fire treated plywood
Gutters and	and steel	Patio covers	Synthetic decking
downspouts	Other accessories		PVC trim boards
Other accessories			Millwork
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

In the non-residential market, single-ply roofing systems comprise the largest share of our products. Our single-ply roofing systems consist primarily of Ethylene Propylene Diene Monomer (synthetic rubber), or EPDM, and Thermoplastic Olefin, or TPO, roofing materials and related components. In addition to the broad range of single-ply roofing components, we sell the insulation that is required as part of most non-residential roofing applications. Our insulation products include tapered insulation, which has been a high-growth product line. Our remaining non-residential products include metal roofing and flashings, fasteners, fabrics, coatings, roof drains, modified bitumen, built-up roofing and asphalt.

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

8 of 63

Customers

Our diverse customer base consists of approximately 40,000 contractors, home builders, building owners, and other resellers primarily in the Southeast, Northeast, Central Plains, Midwest, Southwest and Mid-Atlantic regions of the United States, as well as in Eastern Canada. Our typical customer varies by end market, with relatively small contractors in the residential market and small to large-sized contractors in the non-residential market. To a lesser extent, our customer base includes general contractors, retailers and building materials suppliers.

As evidenced by the fact that a significant number of our customers have relied on us or our predecessors as their vendor of choice for decades, we believe that we have strong customer relationships that our competitors cannot easily displace or replicate. No single customer accounts for more than 1.50% of our revenues.

Sales and Marketing

Sales strategy

Our sales strategy is to provide a comprehensive array of high-quality products and superior value-added services to residential and non-residential roofing contractors reliably, accurately and on time. We fulfill approximately 97% of our warehouse orders through our in-stock inventory as a result of the breadth and depth of our inventory at our local branches. We believe that our focus on providing superior value-added services and our ability to fulfill orders accurately and rapidly enables us to attract and retain customers.

Sales organization

We have attracted and retained an experienced sales force of about 900 people who are responsible for generating revenue at the local branch level. The expertise of our salespeople helps us to increase sales to existing customers and add new customers.

Each of our branches is headed by a branch manager, who also functions as the branch's sales manager. In addition, each branch employs one to four outside salespeople and one to five inside salespeople who report to their branch manager. Branches that focus primarily on the residential market typically staff a larger number of outside salespeople.

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

Marketing

In order to capitalize on the local customer relationships that we have established and benefit from the brands developed by our regions, we have maintained the trade names of most of the businesses that we have acquired. These trade names, such as Alabama Roofing Supply, Beacon Roofing Supply Canada Company, Beacon Sales Company, Best Distributing Company, Coastal Metal Service, Dealer's Choice, GLACO, Groupe Bedard, Entrepot de la Toiture, JGA Beacon, Lafayette Wood Works, North Coast Commercial Roofing Systems, Mississippi Roofing Supply, Pacific Supply Company, Quality Roofing Supply Company, Roof Depot, RSM Supply, Roofing and Sheet Metal Supply, Shelter Distribution, Southern Roof Center, The Roof Center, West End Roofing Siding and Windows, West End Lumber Company, Independent Building Materials, Phoenix Sales, Louisiana Roofing Supply, Posi-Slope, Posi-Pentes, Lookout Supply Company and Wholesale Roofing Supply—are well-known in the local markets in which the respective branches compete and are associated with the provision of high-quality products and customer service.

9 of 63

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

We are viewed by our suppliers as a key distributor due to our industry expertise, significant market share in our core geographic markets and the substantial volume of products that we distribute. We have significant relationships with more than 125 suppliers and maintain multiple supplier relationships for each product line.

We manage the procurement of products through our national headquarters and regional offices, allowing us to take advantage of both our scale and local market conditions. We believe this enables us to purchase products more economically than most of our competitors. Product is shipped directly by the manufacturers to our branches or customers.

Operations

Facilities

Our network of 179 branches serves metropolitan areas in 37 states and 3 Canadian provinces. This network has enabled us to effectively and efficiently serve a broad customer base and to achieve a leading market position in each of our core geographic markets.

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

Fleet

Our distribution infrastructure supports over 400,000 deliveries annually. To accomplish this, we maintain a dedicated owned fleet of 594 straight trucks, 235 tractors and 388 trailers. Nearly all of our delivery vehicles are equipped with specialized equipment, including 674 truck-mounted forklifts, cranes, hydraulic booms and conveyors, which are necessary to deliver products to rooftop job sites in an efficient and safe manner.

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

10 of 63

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

Employees

As of September 30, 2010, we had 2,231 employees, consisting of 655 in sales and marketing, 266 in branch management, including supervisors, 1,001 warehouse workers, helpers and drivers, and 309 general and administrative personnel. We believe that our employee relations are good. Twenty-seven employees are currently represented by labor unions.

Order Backlog

Order backlog is not a material aspect of our business and no material portion of our business is subject to government contracts.

Seasonality

In general, sales and net income are highest during our first, third and fourth fiscal quarters, which represent the peak months of construction, especially in our branches in the northeastern U.S. and in Canada. Our sales are substantially lower during the second quarter, when we usually incur net losses. These quarterly fluctuations have diminished as we have diversified further into the southern regions of the United States.

Geographic Data

For geographic data about our business, please see Note 15 to our Consolidated Financial Statements included elsewhere in this Form 10-K.

11 of 63

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

We sell a portion of our products for new residential and non-residential construction. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including credit availability, interest rates, employment levels, and consumer confidence. Downturns in the regions and markets we serve could result in lower revenues and, since many of our expenses are fixed, lower profitability. Although new housing starts are up slightly thus far in 2010, they declined during 2006 through 2009 and the pace may continue at the lower levels or decline again further. Commercial construction activity declined in 2009 and 2010 and could continue to decline. Tougher economic conditions, including tighter availability of commercial credit, contributed to the recent decline in new commercial projects and, to a lesser extent, a decline in re-roofing projects, and may continue to have a negative effect on current and future levels of construction, especially new non-residential construction.

12 of 63

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

Acquisitions frequently result in the recording of goodwill and other intangible assets. At September 30, 2010, goodwill represented approximately 35% of our total assets. Goodwill is not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. Our accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine the fair values of our reporting units by using both a market and discounted cash flow approach.

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

Market disruptions could cause broader economic downturns, which may lead to lower demand for our products and increased incidence of customers’ inability to pay their accounts. Additional customer bankruptcies or similar events caused by such broader downturns may result in higher levels of bad debt expense than we have historically experienced. Also, our suppliers may potentially be impacted, causing potential disruptions or delays of product availability. These events would adversely impact our results of operations, cash flows and financial position.

 ITEM 1B.    UNRESOLVED STAFF COMMENTS

 None.

13 of 63

ITEM 2.    PROPERTIES

We lease 186 facilities, including our headquarters and other support facilities, throughout the United States and Eastern Canada. These leased facilities range in size from approximately 750 square feet to 137,000 square feet. In addition, we own thirteen sales/warehouse facilities located in Manchester, New Hampshire; Reading, Pennsylvania; Montreal, Quebec (2); Sainte-Foy, Quebec; Delson, Quebec; Salisbury, Maryland; Hartford, Connecticut; Cranston, Rhode Island; Lancaster, Pennsylvania; Jacksonville, Florida; Easton, Maryland; and Manassas, Virginia. These owned facilities range in size from 11,500 square feet to 68,000 square feet. All of the owned facilities are mortgaged to our senior lenders. We believe that our properties are in good operating condition and adequately serve our current business operations.

As of November 1, 2010, our 179 branches, a few with multiple leased facilities or combined facilities, and 8 other facilities were located in the following states and provinces:

	Number of
State	Branches	Other
Alabama	4
Arkansas	4
California	4
Colorado	1
Connecticut	2	1
Delaware	2
Florida	7
Georgia	6
Illinois	7
Indiana	6
Iowa	1
Kansas	4	1
Kentucky	4
Louisiana	4	1
Maine	1
Maryland	13	1
Massachusetts	9
Michigan	3
Minnesota	2
Mississippi	2
Missouri	5
Nebraska	3
New Hampshire	1
New Jersey	1
New Mexico	1
New York	1
North Carolina	10
Ohio	4
Oklahoma	3
Pennsylvania	13
Rhode Island	1
South Carolina	4
Tennessee	5
Texas	19
Vermont	1
Virginia	8	2
West Virginia	2
Subtotal—U.S.	168	6
Canadian Provinces
Manitoba	1
Ontario	4	1
Quebec	6
Subtotal—Canada	11	1
Total	179	7

14 of 63

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.

15 of 63

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Select Market under the symbol "BECN". The following table lists quarterly information on the price range of our common stock based on the high and low reported sale prices for our common stock as reported by NASDAQ for the periods indicated below:

	High	Low

Year ended September 30, 2009:

First quarter	$14.84	$9.72
Second quarter	$14.99	$10.57
Third quarter	$17.65	$13.08
Fourth quarter	$17.15	$14.05

Year ended September 30, 2010:

First quarter	$16.89	$14.31
Second quarter	$19.31	$16.00
Third quarter	$22.81	$18.02
Fourth quarter	$18.50	$13.76

There were 33 holders of record of our common stock as of November 1, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the fourth quarter of the year ended September 30, 2010.

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

16 of 63

Performance Graph

The following graph compares the cumulative total shareholder return (including reinvestment of dividends) of Beacon Roofing Supply, Inc.'s common stock based on its market prices, beginning with the start of fiscal year 2006 and each fiscal year thereafter, with (i) the Nasdaq Index and (ii) the S&P 1500 Building Products Index.

The line graph assumes that $100 was invested in our common stock, the Nasdaq Index and the S&P 1500 Building Products Index on September 24, 2005. The closing price of our common stock on September 30, 2010 was $14.57. The stock price performance of Beacon Roofing Supply, Inc.'s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

17 of 63

ITEM 6.    SELECTED FINANCIAL DATA

You should read the following selected financial information together with our financial statements and related notes and "Management's discussion and analysis of financial condition and results of operations" also included in this Form 10-K. We have derived the statement of operations data for the years ended September 30, 2010, September 30, 2009 and September 30, 2008, and the balance sheet information at September 30, 2010 and September 30, 2009, from our audited financial statements included in this Form 10-K. We have derived the statements of operations data for the years ended September 30, 2007 and September 30, 2006, and the balance sheet data at September 30, 2008, September 30, 2007 and September 30, 2006, from our audited financial statements not included in this Form 10-K.

Statement of operations data

(Dollars in Thousands)	Fiscal year ended September 30,
					2006
	2010	2009	2008	2007	(53 weeks)

Net sales	$1,609,969	$1,733,967	$1,784,495	$1,645,785	$1,500,637
Cost of products sold	1,249,869	1,322,845	1,364,487	1,271,868	1,136,500

Gross profit	360,100	411,122	420,008	373,917	364,137

Operating expenses	286,583	301,913	325,298	304,109	263,836

Income from operations	73,517	109,209	94,710	69,808	100,301
Interest expense	(18,210)	(22,887)	(25,904)	(27,434)	(19,461)
Income taxes	(20,781)	(33,904)	(28,500)	(17,095)	(31,529)

Net income	$34,526	$52,418	$40,306	$25,279	$49,311

Net income per share
Basic	$0.76	$1.16	$0.91	$0.57	$1.15
Diluted	$0.75	$1.15	$0.90	$0.56	$1.12
Weighted average shares outstanding
Basic	45,480,922	45,007,313	44,346,293	44,083,915	42,903,279
Diluted	46,031,593	45,493,786	44,959,357	44,971,932	44,044,769

Other financial and operating data:
Depreciation and amortization	$27,773	$30,389	$34,240	$32,863	$23,792
Capital expenditures (excluding acquisitions)	$10,107	$13,656	$5,739	$23,132	$19,063
Number of branches at end of period	179	172	175	178	155

Balance sheet data

	September 30,
(In Thousands)	2010	2009	2008	2007	2006

Cash and cash equivalents	$117,136	$82,742	$26,038	$6,469	$1,847

Total assets	$1,042,189	$1,040,786	$1,067,816	$1,006,660	$839,890

Borrowings under revolving lines of credit, current portions of long-term debt and other obligations	$15,734	$15,092	$19,926	$34,773	$6,657

Long-term debt, net of current portions:
Borrowings under revolving lines of credit	$-	$-	$-	$-	$229,752
Senior notes payable and other obligations	311,771	322,090	332,500	343,000	69,282
Other long-term obligations	11,910	16,257	25,143	31,270	10,610

	$323,681	$338,347	$357,643	$374,270	$309,644

Stockholders' equity	$468,844	$423,573	$366,701	$323,850	$291,169

18 of 63

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

We carry up to 10,000 SKUs through 179 branches in the United States and Canada. In fiscal year 2010, approximately 93% of our net sales were in the United States. We stock one of the most extensive assortments of high-quality branded products in the industry, enabling us to deliver products to our customers on a timely basis.

Execution of the operating plan at each of our branches drives our financial results. Revenues are impacted by the relative strength of the residential and non-residential roofing markets we serve. We strive for an appropriate mix of residential, non-residential and complementary product sales in all of our regions but allow each of our branches to influence its own marketing plan and mix of products based upon its local market. We differentiate ourselves from the competition by providing customer services, including job site delivery, tapered insulation layouts and design and metal fabrication, and by providing credit. We consider customer relations and our employees' knowledge of roofing and exterior building materials to be important to our ability to increase customer loyalty and maintain customer satisfaction. We invest significant resources in training our employees in sales techniques, management skills and product knowledge. While we consider these attributes important drivers of our business, we continually pay close attention to controlling operating costs.

Our growth strategy includes both internal growth (opening new branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. Our main acquisition strategy is to target market leaders in geographic areas that we presently do not serve. Our April 2007 acquisition of North Coast Commercial Roofing Systems, Inc is an example of this approach. North Coast is a leading distributor of commercial roofing systems and related accessories, based in Twinsburg, Ohio, which had 16 locations in Ohio, Illinois, Indiana, Kentucky, Michigan, New York, Pennsylvania and West Virginia at the time of the acquisition. There was minimal branch overlap with our existing operations. We also have acquired smaller companies to supplement branch openings within an existing region. Our April 2010 acquisition of Louisiana Roofing Supply, a single location distributor of residential and commercial roofing products located in Baton Rouge, Louisiana, which we integrated into our West End Roofing Siding and Windows region in the Southwest, is an example of such an acquisition.

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

19 of 63

The following is a summary of our net sales by product group (in thousands) for the last three full fiscal years. Percentages may not total due to rounding.

	Year Ended
	September 30, 2010		September 30, 2009		September 30, 2008
	Net Sales	Mix	Net Sales	Mix	Net Sales	Mix

Residential roofing products	$745,560	46.3%	$898,796	51.8%	$758,491	42.5%
Non-residential roofing products	620,977	38.6%	598,789	34.5%	723,742	40.6%
Complementary building products	243,432	15.1%	236,382	13.6%	302,262	16.9%

	$1,609,969	100.0%	$1,733,967	100.0%	$1,784,495	100.0%

We have approximately 40,000 customers, none of which represents more than 1.50% of our net sales. Many of our customers are small to mid-size contractors with relatively limited capital resources. We maintain strict credit approval and review policies, which has helped to keep losses from customer receivables within our expectations. For the seven years prior to 2008, bad debts averaged approximately 0.3% of net sales. In 2010, bad debts were slightly lower than normal levels at 0.2% of net sales after we experienced increases to 0.4% and 0.6% of net sales in 2009 and 2008, respectively, which were still within our tolerances in consideration of the tougher economic and credit climate.

Our expenses consist primarily of the cost of products purchased for resale, labor, fleet, occupancy, and selling and administrative expenses. We compete for business and may respond to competitive pressures at times by lowering prices in order to maintain our market share.

Since 1997, we have made twenty-two strategic and complementary acquisitions and opened 36 new branches. We did not open any new branches in 2010. Three new branches were opened in 2009 and one in 2008. We slowed the pace of new branch openings beginning in 2008, mostly as a result of the slowdown in our business experienced since 2007. Typically, when we open a new branch, we transfer a certain level of existing business from an existing branch to the new branch. This allows the new branch to commence with a base business and also allows the existing branch to target other growth opportunities.

In managing our business, we consider all growth, including the opening of new branches, to be internal growth unless it is a result of an acquisition. In our management's discussion and analysis of financial condition and results of operations, when we refer to growth in existing markets, we include growth from existing and newly-opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the reporting period. Our average annual internal sales growth over the six fiscal years since our IPO was 2.1%.

Results of operations

The following discussion compares our results of operations for 2010, 2009 and 2008.

The following table shows, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods presented. Percentages may not total due to rounding.

20 of 63

	Year ended
	September 30,	September 30,	September 30,
	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of products sold	77.6	76.3	76.5

Gross profit	22.4	23.7	23.5

Operating expenses	17.8	17.4	18.2

Income from operations	4.6	6.3	5.3
Interest expense	(1.1)	(1.3)	(1.5)

Income before income taxes	3.4	5.0	3.9
Income taxes	(1.3)	(2.0)	(1.6)

Net income	2.1%	3.0%	2.3%

2010 compared to 2009

The following table shows a summary of our results of operations for 2010 and 2009, broken down by existing markets and acquired markets.

	Existing Markets		Acquired Markets		Consolidated
(in thousands)	2010	2009	2010	2009	2010	2009

Net sales	$1,583,687	$1,733,967	$26,282	$-	$1,609,969	$1,733,967

Gross profit	355,000	411,122	5,100	-	360,100	411,122
Gross margin	22.4%	23.7%	19.4%		22.4%	23.7%

Operating expenses	280,342	301,913	6,241	-	286,583	301,913
Operating expenses as a % of net sales	17.7%	17.4%	23.7%		17.8%	17.4%

Operating income	$74,658	$109,209	$(1,141)	$-	$73,517	$109,209
Operating margin	4.7%	6.3%	-4.3%		4.6%	6.3%

Net Sales

Consolidated net sales decreased $124.0 million, or 7.2%, to $1,610.0 million in 2010 from $1,734.0 million in 2009. Existing market sales decreased $150.3 million or 8.7%, while acquired markets contributed $26.3 million. We attribute the existing market sales decline primarily to the following factors:

•	a decrease in re-roofing activity in the areas affected by Hurricane Ike in 2009; and
•	continued general weakness in residential roofing activities in certain other regions;
partially offset by:
•	recent growth in non-residential roofing activity in most regions; and
•	a recent resurgence of growth in our complementary product sales.

We acquired nine branches in 2010 and closed two. We estimate that inflation in our product costs had no material impact on product costs in 2010 compared to 2009; however average selling prices were generally lower. We had 253 business days in both 2010 and 2009.  Net sales by geographical region, excluding acquired branches, grew or (declined) as follows: Northeast 2.8%; Mid-Atlantic 7.4%; Southeast (10.4%); Southwest (32.6%); Midwest (9.2%); West (15.2%); and Canada 10.3%. These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity.

21 of 63

The product group sales for our existing markets were as follows:

For the Fiscal Years Ended

Existing Markets

	2010		2009		Change
(dollars in millions)	Net Sales	Mix	Net Sales	Mix

Residential roofing products	$736.7	46.5%	$898.8	51.8%	$(162.1)	-18.0%
Non-residential roofing products	605.7	38.2%	598.8	34.5%	6.9	1.2%
Complementary building products	241.3	15.2%	236.4	13.6%	4.9	2.1%

	$1,583.7	100.0%	$1,734.0	100.0%	$(150.3)	-8.7%

For 2010, our acquired markets had product group sales of $8.9, $15.3 and $2.1 million in residential roofing products, non-residential roofing products and complementary building products, respectively. Total 2010 existing market sales of $1,583.7 million plus 2010 sales from acquired markets of $26.3 million equals our reported 2010 sales of $1,610.0 million. Prior year sales by product group are presented in a manner consistent with the current year’s product classifications. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

	2010	2009	Change
	(dollars in millions)

Gross profit	$360.1	$411.1	$(51.0)		-12.4%
Existing markets	355.0	411.1	(56.1)		-13.6%

Gross margin	22.4%	23.7%		-1.3%
Existing markets	22.4%	23.7%		-1.3%

Our existing market gross profit decreased $56.1 million or 13.6% in 2010, while our acquired market gross profit contributed $5.1 million.  Our overall and existing market gross margin decreased to 22.4% in 2010 from 23.7% in 2009.  The margin rate decrease in our existing markets resulted primarily from approximately equal impacts generated by a more competitive market and a higher sales mix of non-residential roofing products, which typically have lower gross margins. These negative factors were partially offset by higher 2010 vendor incentive income, primarily from short-term buying programs. We currently expect our fiscal year 2011 overall annual gross margin to range from 22.0% to 23.5%, dependant mostly on product mix.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins than our warehouse sales, represented 20.3% and 19.0% of our net sales in 2010 and 2009, respectively. The slight increase in the percentage of direct sales was primarily attributable to the higher mix of non-residential roofing product sales. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

	2010	2009	Change
	(dollars in millions)
Operating expenses	$286.6	$301.9	$(15.3)		-5.1%
Existing markets	280.3	301.9	(21.6)		-7.1%

Operating expenses as a % of sales	17.8%	17.4%		0.4%
Existing markets	17.7%	17.4%		0.3%

22 of 63

Our existing market operating expenses decreased by $21.6 million or 7.1% in 2010 to $280.3 million from $301.9 million in 2009, while our acquired markets incurred $6.3 million in operating expenses. The following factors were the leading causes of our lower operating expenses in our existing markets:
•	savings of $9.8 million in payroll and related costs, due to a lower employee headcount, lower incentive-based pay, and lower related benefits (including a lower profit-sharing accrual);
•
savings of $6.9 million in other general & administrative expenses from a reduction in the provision for bad debts of $4.7 million, reduced claim costs in our self-insurance programs and certain cost saving actions;

•	reduced depreciation and amortization expense of $3.1 million due mostly to lower amortization of intangible assets;
•	savings of $1.1 million in various selling expenses, such as reduced credit card fees due to the lower sales volume and certain cost saving actions, partially offset by higher fuel costs; and
•	savings of $0.7 million in warehouse expenses mainly due to lower branch closing costs.

In 2010, we expensed a total of $9.9 million for the amortization of intangible assets recorded under purchase accounting compared to $12.2 million in 2009. Our existing market operating expenses as a percentage of net sales increased to 17.7% in 2010 from 17.4% in 2009 due to the reductions outlined above offset by a larger percentage decline in net sales.

Interest Expense

Interest expense decreased $4.7 million to $18.2 million in 2010 from $22.9 million in 2009. This decrease was primarily due to lower debt and the expiration of certain interest derivatives (see Item 7A) that carried higher interest rates than the rates on our current derivatives and lower variable interest rates on the unhedged components of our debt.  Interest expense would have been $8.9 and $8.3 million less in 2010 and 2009, respectively, without the impact of our derivatives.

Income Taxes

Income tax expense decreased to $20.8 million in 2010 from $33.9 million in 2009 and our effective income tax rate decreased to 37.6% from 39.3% in 2009. The 2010 income tax expense includes benefits from the reversals of certain discrete tax reserves and releases of valuation allowances on certain deferred tax assets totaling $1.4 million and from a higher percentage of Canadian income in 2010 than in 2009. We currently expect our full fiscal year 2011 effective income tax rate to be approximately 39.5%, excluding any future discrete items.

2009 compared to 2008

Net Sales

Consolidated net sales decreased $50.5 million, or 2.8%, to $1,734.0 million in 2009 from $1,784.5 million in 2008.  For 2009, all of our sales were considered to be from existing market as we did not acquire any branches in 2009 or 2008.  The product group sales for 2009 and 2008 were as follows (percentages may not total due to rounding):

	2009		2008		Change
(dollars in millions)	Net Sales	Mix	Net Sales	Mix

Residential roofing products	$897.4	51.8%	$758.5	42.5%	$138.9	18.3%
Non-residential roofing products	599.6	34.6%	723.7	40.6%	(124.1)	-17.1%
Complementary building products	237.0	13.7%	302.3	16.9%	(65.3)	-21.6%

	$1,734.0	100.0%	$1,784.5	100.0%	$(50.5)	-2.8%

Our 2009 sales were affected primarily by the following factors, most of which resulted from tougher economic conditions:

•	significant decline in non-residential roofing activity;
•	continued weakness in new residential roofing activity in most markets;
•	continued weak complementary product sales in most markets; and
•	six fewer branches for most of the year;
partially offset by the positive impact of:
•	higher average year-over-year prices, especially in residential roofing products; and
•	increased re-roofing activity in the areas affected by Hurricane Ike, primarily in our Southwest region.

23 of 63

We estimate inflation increased 2009 sales by 7-9% over 2008, indicating a drop in volume of 10-12%, mostly in non-residential roofing and complementary product sales. We opened three new branches late in 2009 and closed six branches during the year.  We had 253 business days in both 2009 and 2008.  Net sales by geographical region grew or (declined) as follows: Northeast (12.6%); Mid-Atlantic (9.7%); Southeast 4.3%; Southwest 38.1%; Midwest (14.5%); West (21.6%); and Canada (10.8%). These variations were primarily caused by short-term factors such as local economic conditions and storm activity.

Gross Profit

	2009	2008	Change
	(dollars in millions)

Gross profit	$411.1	$420.0	$(8.9)		-2.1%

Gross margin	23.7%	23.5%		0.2%

In 2009, gross profit decreased $8.9 million or 2.1% as compared to 2008, while gross margin increased to 23.7% from 23.5%. The margin rate increase was largely the result of a product mix shift to more residential roofing products, which have substantially higher gross margins than the more competitive non-residential market, partially offset by margin rate pressures from increased competition for fewer orders.  In addition, the benefit of lower weighted-average costs of residential roofing products in comparison to the current prices of those products in the marketplace continued from the fourth quarter of fiscal year 2008 into the first quarter of this year.  This weighted-average cost effect ended during the second quarter of 2009.

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

Operating Expenses

	2009	2008	Change
	(dollars in millions)

Operating expenses	$301.9	$325.3	$(23.4)		-7.2%

Operating expenses as a % of sales	17.4%	18.2%		-0.8%

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

•	reductions of $2.9 million in various general & administrative expenses, mainly from decreases in workmen’s compensation and auto insurance costs;
•	a reduction of $2.9 million in the provision for bad debts primarily due to collections of aged receivables; and
•	reduced depreciation and amortization expense of $3.9 million due to lower amortization of intangible assets and the impact of very low capital expenditures in 2008;
partially offset by:
•	an increase of $0.9 million in warehouse expenses, mostly due to costs associated with the closing of the six branches.

In 2009, we expensed a total of $12.2 million for the amortization of intangible assets recorded under purchase accounting compared to $15.0 million in 2008. Our operating expenses as a percentage of net sales decreased to 17.4% in 2009 from 18.2% in 2008 as we were able to control our variable costs and reduce fixed costs.

24 of 63

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

Income Taxes

Income tax expense increased to $33.9 million in 2009 from $28.5 million in 2008. Our 2009 effective income tax rate was 39.3%, compared to our 2008 effective income tax rate of 41.4%. The rate decrease was primarily due to refunds for prior years’ tax credits and favorable state income tax audit results. We also experienced a reduction in our state income tax rate due to a higher apportionment in states with lower income tax rates.

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

Our vendors are also affected by the seasonality in the industry and are more likely to provide seasonal incentives in our second quarter as a result of the lower level of roofing activity. Also during the second quarter, we generally experience our lowest availability under our senior secured credit facilities, which are asset-based lending facilities.

Certain quarterly financial data

The following table sets forth certain unaudited quarterly data for the fiscal years 2010 and 2009 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends. Totals may not total due to rounding.

	Fiscal year 2010				Fiscal year 2009
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data)
	(unaudited)
Net sales	$367.7	$285.4	$474.3	$482.6	$463.3	$319.3	$463.6	$487.7
Gross profit	88.3	61.1	104.3	106.4	116.0	74.3	107.8	113.0
Income (loss) from operations	18.5	(6.0)	30.2	30.8	37.7	1.5	33.6	36.5
Net income (loss)	$7.8	$(6.5)	$16.3	$16.9	$18.6	$(2.4)	$17.2	$19.0

Earnings (loss) per share - basic	$0.17	$(0.14)	$0.36	$0.37	$0.42	$(0.05)	$0.38	$0.42
Earnings (loss) per share - fully diluted	$0.17	$(0.14)	$0.35	$0.37	$0.41	$(0.05)	$0.38	$0.42

Quarterly sales as % of year's sales	22.8%	17.7%	29.5%	30.0%	26.7%	18.4%	26.7%	28.1%
Quarterly gross profit as % of year's gross profit	24.5%	17.0%	29.0%	29.5%	28.2%	18.1%	26.2%	27.5%
Quarterly income (loss) from operations as % of
year's income from operations	25.2%	-8.1%	41.1%	41.9%	34.5%	1.3%	30.8%	33.4%

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. In general, we have been able to pass on price increases from our vendors to our customers in a timely manner.  Inflation and changing prices did not have a material impact on our operations in 2010 or 2009. However, during the fourth quarter of 2008, we experienced unusual and frequent price increases in many our products that are derived from petroleum-based raw materials, especially asphalt shingles in our residential roofing products. We estimate that this unusual inflation increased our 2008 sales by approximately 2.1% and our fourth quarter 2008 sales by approximately 7% above historical annual inflation for our industry. We further estimate that this caused a temporary increase in our gross margin of approximately 60 basis points for the fourth quarter.  We also estimate that this inflation increased our 2008 gross profit by approximately $11.5 million, net income by $4.7 million and fully diluted earnings per share by $0.11.

25 of 63

Liquidity and capital resources

We had cash and cash equivalents of $117.1 million at September 30, 2010 compared to $82.7 million at September 30, 2009. Our net working capital was $367.6 million at September 30, 2010 compared to $334.9 million at September 30, 2009.

2010 compared to 2009

Our net cash provided by operating activities was $74.5 million in 2010 compared to $87.6 million in 2009. The lower cash from operations was partially due to the drop of $17.9 million in our net income. The following mentioned changes in working capital exclude the impact of businesses acquired. Accounts payable and accrued expenses decreased $39.1 million in 2010, reflecting the impact from lower purchasing levels associated with our effort to decrease inventories in the fourth quarter.  Accounts receivable increased by $6.5 million in 2010 mostly due to the higher sales mix of non-residential roofing products that generally have longer payment terms (the number of days outstanding for accounts receivable increased due to the same factor). Inventories, with a decline of $41.0 million, was a favorable offset to the preceding negative influences on cash, as we curtailed the previously high level of special buys late in 2010 due to a more stable pricing climate from our asphalt shingle suppliers.  Inventory turns, based upon average inventory for the fourth quarter, were flat year over year.  Also, we saw a favorable decrease of $8.7 million in prepaid expenses and other assets, including the impact from a drop in escrows (associated with acquisitions) and lower rebates receivable resulting from the lower purchases in the fourth quarter.

Net cash used in investing activities was $29.4 million in 2010 compared to $13.7 million in 2009. This increase was mainly due to the cost of our acquisitions, partially offset by lower capital spending for transportation and material handling equipment. We continue to closely manage our capital expenditures during these challenging economic times and we expect fiscal year 2011 capital expenditures to total between 0.7% to 1.0% of net sales, mostly dependent upon our sales volume and exclusive of the impact of branch openings.

Net cash used by financing activities was $10.8 million in 2010 compared to $17.6 million in 2009. These amounts primarily reflected repayments under our credit facilities, partially offset by proceeds from the exercise of stock options.

2009 compared to 2008

Our net cash provided by operating activities was $87.6 million in 2009 compared to $49.6 million in 2008. In addition to the benefit from improved operating results, accounts receivable decreased by $56.1 million in 2009 due primarily to the collection of the high prior year-end receivables and the lower 2009 fourth quarter sales. In addition, inventories decreased by $14.2 million due to the lower sales and purchasing activity. The favorable impact from those changes was partially offset by a decrease of $67.5 million in accounts payable and accrued expenses, due to lower fourth quarter purchasing levels, voluntary accelerated payments to certain vendors in order to receive additional discounted terms, and the payment of previously accrued income taxes. An increase of $2.3 million in prepaid expenses and other assets was also an unfavorable impact on cash from operating activities. The number of days outstanding for accounts receivable, based upon sales for each year, decreased in 2009 from 2008 mainly from the favorable impact of a higher mix of residential roofing products (which have shorter payment terms), while inventory turns were up slightly in 2009 as compared to 2008.

Net cash used in investing activities increased by $8.0 million in 2009 to $13.7 million from $5.7 million in  2008, due primarily to increased capital spending for transportation and material handling equipment, and the purchase of the land and building at one of our prior leased facilities for approximately $2.0 million.

Net cash used by financing activities was $17.6 million in 2009 compared to $23.8 million in 2008. These amounts primarily reflect repayments under our credit facilities.

Capital Resources

Our principal source of liquidity at September 30, 2010 was our cash and cash equivalents of $117.1 million and our available borrowings of $159.9 million under revolving lines of credit. Our borrowing base availability is determined primarily by trade accounts receivable, less outstanding borrowings. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheet at September 30, 2010 and 2009 were classified as short-term debt because we paid off those borrowings subsequent to the respective year-ends and there is no current expectation of a minimum level of outstanding revolver borrowings during the subsequent 12 months.

Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business.  Our cash equivalents are comprised of highly liquid money market funds which invest in commercial paper or bonds with a rating of A-1 or better.

Significant factors which could affect future liquidity include the following:

•	the adequacy of available bank lines of credit;
•	the ability to attract long-term capital with satisfactory terms;

26 of 63

•	cash flows generated from operating activities;
•	acquisitions; and
•	capital expenditures.

Our primary capital needs are for working capital obligations and other general corporate purposes, including acquisitions and capital expenditures. Our primary sources of working capital are cash from operations and cash equivalents, supplemented by bank borrowings. In the past, we have paid for acquisitions from cash on hand or financed them initially through increased bank borrowings, the issuance of common stock and/or other borrowings. We then repay any such borrowings with cash flows from operations. We have funded our past capital expenditures through increased bank borrowings, including equipment financing, or through capital leases, and then have reduced these obligations with cash flows from operations.

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

The Credit Facility consists of a U.S. revolving credit facility of $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $159.9 million available for borrowings and less than $0.1 million was outstanding under the US Revolver and Canadian Revolver at September 30, 2010. There were $4.6 million of outstanding standby letters of credit at September 30, 2010. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.8 million, plus any required prepayments under the Excess Cash Flow, discussed below, and with the remainder due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

Excess Cash Flow

On May 15 of each fiscal year, commencing on May 15, 2008, we must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on our results for 2010, we will be required to make a $7.0 million payment by May 15, 2011.  The amounts payable under this provision were classified as short-term debt at September 30, 2010 and 2009.

Interest

Interest on borrowings under the U.S. credit facility is payable at our election at either of the following rates:

•
the base rate (that is the higher of (a) the base rate for corporate loans quoted in The Wall Street Journal or (b) the Federal Reserve overnight rate plus 1 / 2 of 1%) plus a margin of 0.75% for the Term Loan.

•	the current LIBOR Rate plus a margin of 1.00% (for US Revolver loans) or 2.00% (for Term Loan).

27 of 63

Interest under the Canadian credit facility is payable at our election at either of the following rates:

•	an index rate (that is the higher of (1) the Canadian prime rate as quoted in The Globe and Mail and (2) the 30-day BA Rate plus 0.75%), or
•	the BA rate as described in the Canadian facility plus 1.00%.

The US Revolver currently carries an interest rate at the base rate (3.25% at September 30, 2010), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75% (3.00% at September 30, 2010), and the Term Loan carries an interest rate of LIBOR plus 2% (2.53% and 2.26% for two LIBOR arrangements under the Term Loan at September 30, 2010). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year. Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

On the last day of each fiscal quarter, our Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0. At September 30, 2010, this ratio was 2.11:1.0.

Capital Expenditures

We cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

As of September 30, 2010, we were in compliance with these covenants. Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

Equipment Financing Facilities

As of September 30, 2010, there was $15.0 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 4.1% to 7.4% and payments due through September 2014. Our current equipment financing facility provides for financing up to $5.5 million of purchased transportation and material handling equipment through May 1, 2011 at an interest rate approximately 2% above the 5-year term swap rate at the time of the advances.  There were no amounts outstanding under this current facility at September 30, 2010.

Contractual Obligations

At September 30, 2010, our contractual obligations were as follows:

	Fiscal years
	2011	2012	2013	2014	2015	Thereafter

Senior bank debt and revolver	$10.4	$3.4	$308.4	$-	$-	$-
Equipment financing	5.4	4.7	3.0	1.9	-	-
Operating leases	23.3	20.2	14.6	12.0	7.9	3.5
Interest (1)	13.8	13.6	11.0	0.5	-	-
Non-cancelable purchase obligations (2)	-	-	-	-	-	-

Total	$52.9	$41.9	$337.0	$14.4	$7.9	$3.5

(1)
Interest payments reflect all currently scheduled amounts along with projected amounts to be paid under the senior bank debt using a LIBOR Curve to estimate the future interest rates and considering our current interest rate hedges.

(2)	In general, we purchase products under purchase obligations that are cancelable by us without cost or expire after 30 days.

Capital Expenditures

Excluding acquisitions, we incurred net capital expenditures of $10.1, $13.7 and $5.7 million in 2010, 2009 and 2008, respectively. Typically, over 80% of our capital expenditures have generally been made for transportation and material handling equipment. In 2010 and 2009, we incurred a higher spend rate (with capital expenditures at 0.6% and 0.8% of sales, respectively) after we substantially reduced capital expenditures in 2008 (0.3% of sales) due to the business slowdown. We expect future annual capital expenditures beyond 2011 to total closer to 1.0% of net sales, exclusive of the impact of new branch openings and assuming improved economic and industry conditions.

28 of 63

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

Stock-Based Compensation

We account for employee and non-employee director stock-based compensation using the fair value method of accounting. Compensation cost arising from stock options granted to employees and non-employee directors is recognized as an expense using the straight-line method over the vesting period, which represents the requisite service period. We estimate forfeitures in calculating the expense related to stock-based compensation. In addition, we report the benefits of tax deductions in excess of recognized compensation cost as both a financing cash inflow and an operating cash outflow. The excess tax benefit classified as a financing activity would have been classified as an operating inflow if we did not use the fair value method.

Interest Rate Swaps

We enter into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. Our current derivative instruments are designated as cash flow hedges, for which we record the effective portions of changes in their fair value, net of tax, in other comprehensive income. We recognize any ineffective portion of our hedges in earnings, of which there has been none to date.

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

Periodically, we perform a specific analysis of all accounts past due and write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote based upon the following factors:

•	aging statistics and trends;
•	customer payment history;
•	review of the customer’s financial statements when available;
•	independent credit reports; and
•	discussions with customers.

We charge these write-offs against our allowance for doubtful accounts. In the past, bad debts typically averaged approximately 0.3% of net sales.  In 2010, bad debts were back to slightly lower than normal levels at 0.2% of net sales after we experienced increases to 0.4% and 0.6% of net sales in 2009 and 2008, respectively, which were still within our tolerances in consideration of the tougher economic and credit climate.

29 of 63

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

During the year, we perform periodic cycle counts and write off excess or damaged inventory as needed. At year-end, we take a physical inventory and record any necessary additional write-offs.

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

30 of 63

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

FASB ASC Topic 740, Income Taxes) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Based on this guidance, we analyze our filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  Tax benefits from uncertain tax positions are recognized if it is more likely than not that the position is sustainable based solely on its technical merits.

Goodwill

Goodwill represents the excess paid to acquire businesses over the estimated fair value of tangible and identifiable intangible assets acquired, less liabilities assumed. At September 30, 2010, our goodwill balance was $365.1 million, representing approximately 35% of our total assets.

We test goodwill for impairment in the fourth quarter of each fiscal year or at any other time when impairment indicators exist. Examples of such indicators include a significant change in the business climate, unexpected competition, loss of key personnel or a decline in our market capitalization below our net book value. In performing the impairment test, we utilize a two-step approach. The first step requires a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any.

We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component (defined as a business for which discrete financial information is available and regularly reviewed by component managers), which in our case is our regions. We aggregate components within a reporting unit that have similar economic characteristics.  We evaluate the distribution methods, sales mix, and operating results of each of our regions to determine if these characteristics have or will be sustained over a long-term basis. For purposes of this evaluation, we would expect our regions to exhibit similar economic characteristics 3-5 years after events such as an acquisition within our core roofing business or management/business restructuring. This evaluation also considers major storm activity or local economic challenges that may impact the short term operations of the region.  Based on our evaluation at September 30, 2010, two of our regions did not exhibit similar economic characteristics and therefore were individually evaluated for goodwill impairment as separate reporting units.  The remaining components were aggregated into a third reporting unit (the “Aggregated Reporting Unit”) and tested in total for goodwill impairment.

The fair value of each reporting unit is estimated via reference to values generated by market and income approaches. We believe the market approach generally provides a meaningful indicator of fair value as it reflects the current value at which shares of comparable companies are actively traded in a free and open market.  We believe the DCF provides a meaningful indicator of fair value as it appropriately measures the value of the income producing assets and reflects the income potential that would establish the amount paid by a potential buyer.

The market approach considers prices at which comparable companies are trading in an active marketplace as well as control premiums in buy/sell transactions for comparable companies.  Key assumptions used in the market approach and applied to each reporting unit included:
▪	The use of comparable publicly traded companies, which we considered to be distributors of industrial construction products.
▪	The application of adjustments for a control premium, which were consistent with premiums obtained in recent comparable acquisitions.

The income approach utilizes a discounted cash flow method (“DCF”) that estimates after-tax cash flows on a debt-free basis, discounted to present value using a risk-adjusted discount rate.  The key assumptions used in each reporting unit’s respective DCF approach included:
▪
The reporting unit’s five-year projections of financial results, which were based on our strategic forecasts. Sales growth rates represent estimates based on current and forecasted sales mix and market conditions. The profit margins were projected by each reporting unit based on historical margins, projected sales mix, current expense structure and anticipated changes in expenses.

▪
The projected terminal value, which represents the total present value of projected cash flows beyond the last period in the DCF. This value reflected our estimate for stable, perpetual growth of each reporting unit.

▪	The discount rate, which was set by using a weighted average cost of capital method that considered market and industry data.

Management utilizes its company and industry experience to address these assumptions with best estimates.  There were no significant changes in the methods used to determine the above estimates as compared to the prior year.

31 of 63

To corroborate our calculations, we reconciled the Company’s total market capitalization value to the sum of the fair values of the three reporting units. Our market capitalization reflects an implied control premium consistent with premiums indicated with the recent industry average.

Based on our calculations, the fair values for the Aggregated Reporting Unit and one of the two remaining reporting units significantly exceeded the respective carrying values.

For the remaining reporting unit, which had $70.8 million of goodwill, we calculated a fair value that exceeded its carrying value by 6%. In addition to the estimates resulting from the key assumptions discussed above, the projected cash flows assume this reporting unit is able to take advantage of certain market opportunities by expanding residential sales and increasing small to mid-sized commercial projects.  We believe our ability to achieve these opportunities is consistent with our historical success in growing multiple lines of business for previous acquisitions.  The projected cash flows also assume a recovery of the commercial markets, which we believe is reasonable based on current industry projections.

While management does not believe the following assumption changes are reasonably likely to occur, for sensitivity purposes, we have considered the impact on the remaining reporting unit’s valuation of increasing the discount rate and decreasing the perpetual growth rate by 100 basis points each and reducing the forecasted cash flows and market multiples by 10% each.  These analyses noted that except for the decrease in the perpetual growth rate, any one of the above assumption changes would reduce the reporting unit’s fair value to an amount that would be below its carrying value. As a result, if actual operating results and/or the underlying assumptions used in the analyses differ from expected, a future impairment charge may be necessary.

In the event that the future operating results of any of our reporting units do not meet our current expectations, we will consider taking other actions as necessary to maximize profitability based upon conditions at the time.  Accordingly, the above sensitivity analysis, while a useful tool, should not be used as a sole predictor of potential impairment.  A thorough analysis of all the facts and circumstances existing at the time of such an evaluation would need to be performed to determine if recording an impairment loss was appropriate.

Based on the results of the first step of the impairment test for all reporting units, the second step was not required and no impairment was recognized. If circumstances change or events occur to indicate that the fair value of any of our reporting units (under the guidelines discussed above) has fallen below its carrying value, we will compare the estimated fair value of such reporting unit’s goodwill to its carrying value. If the book value of the goodwill exceeds the implied fair value of the goodwill, we will recognize the difference as an impairment loss in the determination of operating income.

Adoption of Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued guidance that significantly changes the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. This guidance was effective for us in fiscal year 2010. The adoption of this guidance resulted in the expensing of certain costs incurred this year but did not have a significant impact on our financial statements. However, this could have a material impact on the accounting for our future acquisitions, depending on the circumstances and the terms of the acquisitions.

In April 2009, the FASB issued disclosure guidance about fair value of financial instruments in interim financial statements. This was effective for us at the beginning of the third quarter of fiscal year 2009 but had no impact on our financial statements.

In May 2009, the FASB issued guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date. We have evaluated all subsequent events under this guidance.

In June 2009, the FASB implemented the FASB Accounting Standards Codification (“ASC”). Effective for interim and annual financial periods ended after September 15, 2009, the ASC has become the source of authoritative generally accepted accounting principles in the United States and supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC has become non-authoritative. This new guidance affected the way in which we referenced and reported accounting and reporting standards, beginning with our fiscal year 2009 Annual Report.

Other Recent Accounting Pronouncements

In October 2009, the FASB issued guidance that amends the criteria for allocating a contract's consideration to individual services or products in multiple deliverable arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We will adopt this guidance beginning on October 1, 2010 but we do not expect an impact on our financial statements.

32 of 63

In June 2009, the FASB issued guidance that changes the way entities account for securitizations and special purpose entities. This new guidance is effective for annual reporting periods beginning after November 15, 2009. We will adopt this guidance beginning on October 1, 2010 but do not expect an impact on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations. Our primary exposure includes changes in interest rates and foreign exchange rates.

Interest Rate Risk

Our interest rate risk relates primarily to the variable-rate borrowings under our Credit Facility. The following discussion of our interest rate swaps (see "Financial Derivatives" below) is based on a 10% change in interest rates. These changes are hypothetical scenarios used to calibrate potential risk and do not represent our view of future market changes. As the hypothetical figures discussed below indicate, changes in fair value based on the assumed change in rates generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

At September 30, 2010, we had $322.1 million of term loans and less than $0.1 million of revolving credit outstanding under our Credit Facility. Our weighted-average effective interest rate on that debt, after considering the effect of the interest rate swaps, was 3.91% at September 30, 2010. A hypothetical 10% increase in interest rates in effect at September 30, 2010, would have increased annual interest expense on the borrowings outstanding at that date by approximately $0.3 million.

We enter into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed- and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The aggregate fair value of these swaps represented a loss of $11.1 million at September 30, 2010. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at September 30, 2010, would result in an aggregate unrealized gain or (loss) in value of the swaps of approximately $0.3 million or ($0.3) million, respectively.

Financial Derivatives

We use derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest rates. Use of derivative financial instruments in hedging programs subjects us to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative instrument will change. In a hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivatives represents the possibility that the counterparty will not fulfill the terms of the contract. The notional, or contractual, amount of our derivative financial instruments is used to measure interest to be paid or received and does not represent our exposure due to credit risk. Our current derivative instruments are with counterparties rated highly by nationally recognized credit rating agencies.

We use interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of our variable-rate borrowings into fixed-rate borrowings. As of September 30, 2010, the following interest rate derivative instruments were outstanding: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50 million interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%. These interest rate swaps expire in April 2013.

These derivative instruments are designated as cash flow hedges, for which we record the effective portions of changes in their fair value, net of taxes, in other comprehensive income. The effectiveness of the hedges is periodically assessed by us during the lives of the hedges by 1) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and 2) through an evaluation of the counterparties’ ability to honor their obligations under the hedges. Any ineffective portion of the hedges is recognized in earnings, of which there has been none to date and none is anticipated.

We record any differences paid or received on its interest rate hedges as adjustments to interest expense.  Since inception, we have not recognized any gains or losses on these hedges. The table below presents the combined fair values of the interest rate derivative instruments on the indicated balance sheets:

33 of 63

	Unrealized Losses
	September 30,	September 30,	September 30,
Location on Balance Sheet	2010	2009	2008
	(Dollars in thousands)

Accrued expenses	$11,084	$12,348	$7,396

The fair values of the interest rate hedges were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 7% of our revenues in 2010 were derived from sales to customers in Canada. This business is primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect revenues, net income and cash flows. We do not enter into financial instruments to manage this foreign currency exchange risk.

34 of 63

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Beacon Roofing Supply, Inc.

  Index to consolidated financial statements

35 of 63

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Beacon Roofing Supply, Inc.

We have audited the accompanying consolidated balance sheets of Beacon Roofing Supply, Inc. (the Company) as of September 30, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon Roofing Supply, Inc. at September 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Beacon Roofing Supply, Inc.'s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2010 expressed an unqualified opinion thereon.

As discussed in Note 1 to the accompanying financial statements, as of October 1, 2009, the Company adopted Accounting Standards Codification 805, Business Combinations.

/s/ Ernst & Young LLP

Boston, Massachusetts
November 29, 2010

36 of 63

Beacon Roofing Supply, Inc.

Consolidated Balance Sheets

	September 30,	September 30,
(Dollars in thousands, except per share data)	2010	2009

Assets
Current assets:
Cash and cash equivalents	$117,136	$82,742
Accounts receivable, less allowances of $11,817 in 2010 and $13,442 in 2009	241,341	227,379
Inventories	158,774	195,011
Prepaid expenses and other current assets	43,115	52,714
Deferred income taxes	17,178	19,323

Total current assets	577,544	577,169

Property and equipment, net	47,751	52,965
Goodwill	365,061	354,193
Other assets, net	51,833	56,459

Total assets	$1,042,189	$1,040,786

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$144,064	$151,683
Accrued expenses	50,132	75,536
Current portions of long-term obligations	15,734	15,092
Total current liabilities	209,930	242,311

Senior notes payable, net of current portion	311,771	322,090
Deferred income taxes	39,734	36,555
Long-term obligations under equipment financing and other, net of current portion	11,910	16,257

Commitments and contingencies (Notes 9 and 14)

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 45,663,858 issued in 2010 and 45,244,837 issued in 2009	457	452
Undesignated Preferred Stock; 5,000,000 shares authorized, none issued or outstanding	-	-
Additional paid-in capital	236,136	226,793
Retained earnings	233,890	199,364
Accumulated other comprehensive loss	(1,639)	(3,036)
Total stockholders' equity	468,844	423,573

Total liabilities and stockholders' equity	$1,042,189	$1,040,786

See accompanying notes.

37 of 63

Beacon Roofing Supply, Inc.

  Consolidated Statements of Operations

	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008
	(Dollars in thousands, except per share data)

Net sales	$1,609,969	$1,733,967	$1,784,495
Cost of products sold	1,249,869	1,322,845	1,364,487

Gross profit	360,100	411,122	420,008

Operating expenses	286,583	301,913	325,298

Income from operations	73,517	109,209	94,710

Interest expense	18,210	22,887	25,904

Income before provision for income taxes	55,307	86,322	68,806
Provision for income taxes	20,781	33,904	28,500

Net income	$34,526	$52,418	$40,306

Net income per share:
Basic	$0.76	$1.16	$0.91

Diluted	$0.75	$1.15	$0.90

Weighted average shares used in computing net income per share:
Basic	45,480,922	45,007,313	44,346,293

Diluted	46,031,593	45,493,786	44,959,357

See accompanying notes.

38 of 63

Beacon Roofing Supply, Inc.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

	Common Stock				Accumulated
			Additional		Other	Total
	Number		Paid-in	Retained	Comprehensive	Stockholders'
(Dollars in thousands, except share data)	of Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances at September 30, 2007	44,273,312	$443	$211,567	$106,640	$5,200	$323,850
Issuance of common stock for option excercises	547,238	5	3,241			3,246
Stock-based compensation			4,861			4,861
Net income				40,306		40,306
Foreign currency translation adjustment					(3,401)
Tax effect					1,011
Foreign currency translation adjustment, net					(2,390)	(2,390)

Unrealized loss on financial derivatives					(5,306)
Tax effect					2,134
Unrealized loss on financial derivatives, net					(3,172)	(3,172)
Comprehensive income						34,744

Balances at September 30, 2008	44,820,550	448	219,669	146,946	(362)	366,701
Issuance of common stock for option excercises	424,287	4	2,344			2,348
Stock-based compensation			4,780			4,780
Net income				52,418		52,418
Foreign currency translation adjustment					163
Tax effect					123
Foreign currency translation adjustment, net					286	286

Unrealized loss on financial derivatives					(4,952)
Tax effect					1,992
Unrealized loss on financial derivatives, net					(2,960)	(2,960)
Comprehensive income						49,744

Balances at September 30, 2009	45,244,837	452	226,793	199,364	(3,036)	423,573
Issuance of common stock for option excercises	419,021	5	4,342			4,347
Stock-based compensation			5,001			5,001
Net income				34,526		34,526
Foreign currency translation adjustment					1,731
Tax effect					(911)
Foreign currency translation adjustment, net					820	820

Unrealized loss on financial derivatives					1,264
Tax effect					(687)
Unrealized loss on financial derivatives, net					577	577
Comprehensive income						35,923

Balances at September 30, 2010	45,663,858	$457	$236,136	$233,890	$(1,639)	$468,844
See accompanying notes.

39 of 63

 Beacon Roofing Supply, Inc.

Consolidated Statements of Cash Flows

	Year Ended
(In thousands)	September 30,	September 30,	September 30,
	2010	2009	2008

Operating activities
Net income	$34,526	$52,418	$40,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,773	30,389	34,240
Stock-based compensation	5,001	4,780	4,861
Deferred income taxes	3,060	(599)	(2,838)
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(6,486)	56,143	(17,434)
Inventories	40,952	14,168	(44,050)
Prepaid expenses and other assets	8,723	(2,256)	(9,645)
Accounts payable and accrued expenses	(39,051)	(67,467)	44,127
Net cash provided by operating activities	74,498	87,576	49,567

Investing activities
Purchases of property and equipment, net of sale proceeds	(10,107)	(13,656)	(5,739)
Acquisition of businesses	(19,328)	-	-
Net cash used in investing activities	(29,435)	(13,656)	(5,739)

Financing activities
Repayments under revolving lines of credit	67	(4,955)	(20,899)
Borrowings (repayments) under senior notes payable, and other	(15,193)	(14,969)	(6,131)
Proceeds from exercise of options	3,561	1,717	1,302
Income tax benefit from stock-based compensation deductions in excess of the associated compensation cost	786	631	1,944
Net cash used by financing activities	(10,779)	(17,576)	(23,784)

Effect of exchange rate changes on cash	110	360	(475)

Net increase in cash and cash equivalents	34,394	56,704	19,569
Cash and cash equivalents at beginning of year	82,742	26,038	6,469

Cash and cash equivalents at end of year	$117,136	$82,742	$26,038

Cash paid during the year for:
Interest	$20,560	$22,929	$26,924
Income taxes, net of refunds	$16,907	$49,805	$11,695

See accompanying notes

40 of 63

 Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements

Year Ended September 30, 2010

(dollars in thousands, except per share data or as otherwise indicated)

1.     The Company

Business

Beacon Roofing Supply, Inc. (the "Company"), which was formed on August 22, 1997, distributes roofing materials and other complementary building materials to customers in 37 states and three provinces in Canada and is incorporated in Delaware. The Company operates its United States business under regional trade names associated with former subsidiary corporate names. The Company’s current subsidiaries are Beacon Sales Acquisition, Inc., Beacon Canada, Inc. and Beacon Roofing Supply Canada Company, along with two other Canadian entities acquired in 2010: Posi-Slope Enterprises, Inc. and Posi-Pentes, Inc. Prior to fiscal year 2010, the Company operated its U.S. business through its wholly-owned subsidiaries: Beacon Sales Acquisition, Inc., Quality Roofing Supply Company, Inc., Best Distributing Co., The Roof Center, Inc., West End Lumber Company, Inc., JGA Beacon, Inc, Shelter Distribution, Inc., Beacon Pacific, Inc. and North Coast Commercial Roofing Systems, Inc. On October 1, 2009, the Company merged all of its U.S. subsidiaries into Beacon Sales Acquisition, Inc.

Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the consolidated financial statements. Actual amounts could differ from those estimates.

Adoption of Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued guidance that significantly changes the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. This guidance was effective for the Company in fiscal year 2010. The adoption of this guidance resulted in the expensing of certain costs incurred this year but did not have a significant impact on the financial statements. However, this could have a material impact on the accounting for the Company’s future acquisitions, depending on the circumstances and the terms of the acquisitions.

In April 2009, the FASB issued disclosure guidance about fair value of financial instruments in interim financial statements. This was effective for the Company beginning in the third quarter of fiscal year 2009 but had no impact on the financial statements.

In May 2009, the FASB issued guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date. The Company has evaluated all subsequent events under this guidance.

In June 2009, the FASB implemented the FASB Accounting Standards Codification (“ASC”). Effective for interim and annual financial periods ended after September 15, 2009, the ASC has become the source of authoritative generally accepted accounting principles in the United States and supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC has become non-authoritative. This new guidance affected the way in which the Company references and reports accounting and reporting standards, beginning with its fiscal year 2009 Annual Report.

Effective October 1, 2008, the Company followed guidance from the FASB that clarified the fair value objective and established a framework for developing fair value estimates. This new guidance also established a fair value hierarchy that prioritized the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs), the next priority to observable market based inputs or unobservable inputs that are corroborated by market data (Level 2 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The Company’s assets and liabilities that are measured at fair value on a recurring basis are its interest rate swaps. Please refer to Note 17 for the related disclosures.

Also beginning October 1, 2008, FASB guidance permits companies to measure many financial instruments and certain other items at fair value at specified election dates. There was no impact on the financial statements from this change as the Company chose to retain its current accounting valuation methods for those items.

In March 2008, the FASB issued guidance that required enhanced disclosures about an entity’s derivative and hedging activities. In addition to disclosing the fair values of derivative instruments and their gains and losses in a tabular format, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance was effective for the Company in the quarter ended March 31, 2009. Please refer to Note 17 for the related disclosures.

41 of 63

2.     Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions have been eliminated. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

Fiscal Year

The fiscal years ended September 30, 2010 ("2010"), September 30, 2009 (“2009”), and September 30, 2008 ("2008") were all comprised of 52 weeks. Each of the Company's first three quarters ends on the last day of the calendar month.

Industry Segment Information

Based on qualitative and quantitative criteria, the Company has determined that it operates within one reportable segment, which is the wholesale distribution of building materials.  Please refer to the “Goodwill” summary below for discussion of the Company’s reporting units and the related impairment review.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents also include unsettled credit card transactions.  Cash equivalents are comprised of money market funds which invest primarily in commercial paper or bonds with a rating of A-1 or better.

Inventories and Rebates

Inventories, consisting substantially of finished goods, are valued at the lower of cost or market (net realizable value). Cost is determined using the moving weighted-average cost method.

The Company's arrangements with vendors typically provide for monthly, quarterly and/or annual rebates of a specified amount of consideration payable when a number of measures have been achieved, generally related to a specified cumulative level of calendar-year purchases. The Company accounts for such rebates as a reduction of the prices of the vendor's inventory until the product is sold, at which time such rebates reduce cost of sales in the consolidated statements of operations. Throughout the year, the Company estimates the amount of the rebates based upon the expected level of purchases. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels. Amounts due from vendors under these arrangements as of September 30, 2010 and September 30, 2009 totaled $34.5 and $38.9 million, respectively, and are included in "Prepaid expenses and other current assets" in the accompanying consolidated balance sheets.

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

42 of 63

Revenue Recognition

The Company recognizes revenue when the following four basic criteria are met:

•       persuasive evidence of an arrangement exists;
•       delivery has occurred or services have been rendered;
•       the price to the buyer is fixed or determinable; and
•       collectability is reasonably assured.

Based on these criteria, the Company generally recognizes revenue at the point of sale or upon delivery to the customer site. For goods shipped by third party carriers, the Company recognizes revenue upon shipment since the terms are generally FOB shipping point. The Company also arranges for certain products to be shipped directly from the manufacturer to the customer. The Company recognizes the gross revenue for these sales upon notifications of deliveries from the vendors.

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

Shipping and Handling Costs

The Company classifies shipping and handling costs, consisting of driver wages and vehicle expenses, as operating expenses in the accompanying consolidated statements of operations. Shipping and handling costs were approximately $67,528 in 2010, $68,470 in 2009, and $81,537 in 2008.

Financial Derivatives

The Company enters into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed- and floating-rate debt. The swap agreements are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The Company's current derivative instruments are designated as cash flow hedges, for which the Company records the effective portions of changes in their fair value, net of tax, in other comprehensive income. The Company recognizes any ineffective portion of the hedges in earnings, of which there has been none to date.

Concentrations of Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company's accounts receivable are primarily from customers in the building industry located in the United States and Canada. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base. The Company performs credit evaluations of its customers; however, the Company's policy is not to require collateral. At September 30, 2010 and 2009, the Company had no significant concentrations of credit risk.

The Company purchases a major portion of its products from a small number of vendors. Approximately two-thirds of the Company's total cost of inventory purchases were from 10 vendors in 2010, 7 vendors in 2009, and 9 vendors in 2008. In addition, more than 10% of the total cost of purchases were made from each of three vendors in 2010, 2009 and 2008.

Impairment of Long-Lived Assets

Impairment losses are required to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. If such assets are considered to be impaired, the impairment to be recognized is the total by which the carrying value exceeds the fair value of the assets.

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

43 of 63

Goodwill

Goodwill represents the excess paid to acquire businesses over the estimated fair value of tangible and identifiable intangible assets acquired, less liabilities assumed. The Company tests goodwill for impairment in the fourth quarter of each fiscal year or at any other time when impairment indicators exist. Examples of such indicators include a significant change in the business climate, unexpected competition, loss of key personnel or a decline in the Company’s market capitalization below net book value. In performing the impairment test, the Company utilizes a two-step approach. The first step requires a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any.

The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component (defined as a business for which discrete financial information is available and regularly reviewed by component managers), which in the Company’s case is its regions. The Company aggregates components within a reporting unit that have similar economic characteristics.  The Company evaluates the distribution methods, sales mix, and operating results of each of its regions to determine if these characteristics have or will be sustained over a long-term basis. For purposes of this evaluation, the Company would expect the regions to exhibit similar economic characteristics 3-5 years after events such as an acquisition within its core roofing business or management/business restructuring. This evaluation also considers major storm activity or local economic challenges that may impact the short term operations of the region.  Based on the Company’s evaluation at September 30, 2010, two of its regions did not exhibit similar economic characteristics and therefore were individually evaluated for goodwill impairment as separate reporting units.  The remaining components were aggregated into a third reporting unit (the “Aggregated Reporting Unit”) and tested in total for goodwill impairment.

The fair value of each reporting unit is estimated via reference to values generated by market and income approaches. The Company believes the market approach generally provides a meaningful indicator of fair value as it reflects the current value at which shares of comparable companies are actively traded in a free and open market. The Company believes the income approach provides a meaningful indicator of fair value as it appropriately measures the value of the income producing assets and reflects the income potential that would establish the amount paid by a potential buyer.

The market approach considers prices at which comparable companies are trading in an active marketplace as well as control premiums in buy/sell transactions for comparable companies.  Key assumptions used in the market approach and applied to each reporting unit included:
▪	The use of comparable publicly traded companies, which the Company considered to be distributors of industrial construction products.
▪	The application of adjustments for a control premium, which were consistent with premiums obtained in recent comparable acquisitions.

The income approach utilizes a discounted cash flow method (“DCF”) that estimates after-tax cash flows on a debt-free basis, discounted to present value using a risk-adjusted discount rate.  The key assumptions used in each reporting unit’s respective DCF approach included:
▪
The reporting unit’s five-year projections of financial results, which were based on the Company's strategic forecasts. Sales growth rates represent estimates based on current and forecasted sales mix and market conditions. The profit margins were projected by each reporting unit based on historical margins, projected sales mix, current expense structure and anticipated changes in expenses.

▪
The projected terminal value, which represents the total present value of projected cash flows beyond the last period in the DCF. This value reflected an estimate for stable, perpetual growth of each reporting unit.

▪	The discount rate, which was set by using a weighted average cost of capital method that considered market and industry data.

Management utilizes Company and industry experience to address these assumptions with best estimates.  There were no significant changes in the methods used to determine the above estimates as compared to the prior year.

Based on the results of the first step of the impairment test for all reporting units, the second step was not required and no impairment was recognized. If circumstances change or events occur to indicate that the fair value of any of the reporting units (under the guidelines discussed above) has fallen below its carrying value, the Company will compare the estimated fair value of such reporting unit’s goodwill to its carrying value. If the book value of the goodwill exceeds the implied fair value of the goodwill, the Company will recognize the difference as an impairment loss in the determination of operating income.

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

44 of 63

Compensation cost arising from stock options granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period, which represents the requisite service period. As of September 30, 2010, there was $5.7 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years. The Company recorded stock-based compensation expense of $5.0 million ($3.0 million net of tax) or $0.07 per basic share and per diluted share in 2010, $4.8 million ($2.9 million net of tax) or $0.06 per basic share and per diluted share in 2009, and $4.9 million ($2.9 million net of tax) or $0.06 per basic share and per diluted share in 2008.

The fair values of the options were estimated on the dates of the grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008

Dividend yield	-	-	-
Expected life in years	7	7	6
Risk-free interest rate	2.45%	2.49%	3.91%
Expected volatility	48.00%	48.00%	45.00%
Weighted average fair value of options granted	$7.60	$6.35	$4.55

Expected lives of the options granted are based primarily on historical option activity, while expected volatilities are based on the historical volatilities of the Company's stock and stocks of comparable public companies. Stock-based compensation is recorded net of estimated forfeitures, which are based on historical activity. Estimated cumulative forfeiture rates utilized during the above periods did not exceed 15%. The risk-free interest rates are based on the market yields on U.S. Treasury securities at a 5-year constant maturity, quoted on an investment basis, on the dates of the grants. The Company has not paid any cash dividends and does not anticipate paying dividends in the foreseeable future.

Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	September 30,	September 30,
	2010	2009

Foreign currency translation adjustment	$8,413	$6,683
Tax effect	(3,249)	(2,338)
Foreign currency translation adjustment, net	5,164	4,345

Unrealized loss on financial derivatives	(11,084)	(12,348)
Tax effect	4,281	4,967
Unrealized loss on financial derivatives, net	(6,803)	(7,381)

Accumulated other comprehensive loss	$(1,639)	$(3,036)

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

The following table reflects the calculation of weighted average shares outstanding for each period presented:

45 of 63

	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008

Weighted-average common shares outstanding for basic	45,480,922	45,007,313	44,346,293
Dilutive effect of stock options	550,671	486,473	613,064

Weighted-average shares assuming dilution	46,031,593	45,493,786	44,959,357

Fair Value of Financial Instruments

Financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, borrowings under the Company's revolving lines of credit and long-term debt. Except for the long-term debt, these instruments are short-term in nature, and there is currently no known trading market for the Company’s debt. Therefore, at September 30, 2010 and 2009, the Company believes the carrying amounts of its financial instruments approximated their fair values. Please refer to Note 17 for disclosures of the Company’s financial derivatives that are recorded at fair value.

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

FASB ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Based on this guidance, the Company analyzes its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Tax benefits from uncertain tax positions are recognized if it is more likely than not that the position is sustainable based solely on its technical merits.

Foreign Currency Translation

The assets and liabilities of the Company's foreign subsidiary, Beacon Roofing Supply Canada Company ("BRSCC"), are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. Net unrealized translation gains or losses are recorded directly to a separate component of stockholders' equity, net of the related deferred taxes. Realized gains and losses from foreign currency transactions were not material for any of the periods presented. The Company has inter-company debt from BRSCC, which has been considered as long-term for financial reporting purposes since repayment is not planned or anticipated in the foreseeable future. Accordingly, the balance is marked to market each period with a corresponding entry recorded as a separate component of stockholders' equity.

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

3.     Goodwill, Intangibles and Other Assets

Goodwill was $365,061 and $354,193 at September 30, 2010 and 2009, respectively, of which $233,204 can be amortized for income tax purposes. The Company's goodwill increased by $10,868 in 2010, due to goodwill associated with acquisitions of $10,365 and an increase from foreign currency translation of $503, after a decrease of $76 in 2009 from foreign currency translation.

46 of 63

Intangibles and other assets, included in other long-term assets, consisted of the following:

	September 30,	September 30,
	2010	2009

Amortizable intangible assets
Non-compete agreememts	$5,553	$5,150
Customer relationships	92,076	88,746
Beneficial lease arrangements	610	610
Deferred financing costs and other	7,407	7,334

	105,646	101,840
Less: accumulated amortization	65,827	55,131

	39,819	46,709
Unamortizable trademarks	9,750	9,750
Other assets	2,264	-
Total other assets	$51,833	$56,459

Amortization expense related to intangible assets amounted to approximately $10,696, $12,995, and $15,859 in 2010, 2009, and 2008, respectively. The intangible lives range from one to fifteen years and the weighted average remaining life was 10.5 years at September 30, 2010. Estimated future annual amortization for the above intangible assets as of September 30, 2010 is as follows:

Future
Amortization
Year ending September
2011	$9,180
2012	7,384
2013	5,862
2014	4,068
2015	3,280
Thereafter	10,045
Total future amortization	$39,819

4.     Acquisitions

The Company acquired nine branches from five acquisitions made during 2010 at a total cost of $19.3 million, with resulting goodwill of $10.4 million. As of September 30, 2010, the purchase price allocations for all of these acquisitions were preliminary. On July 16, 2010, the Company purchased the stock of Posi-Slope Enterprises, Inc. and its sister company Posi-Pentes, Inc. (together “Posi-Slope”), which specialize in the design and fabrication of tapered roof insulation systems. Posi-Slope has two locations, in the Provinces of Ontario and Quebec, and services customers throughout Canada. In April 2010, the Company purchased certain assets of Phoenix Sales, Inc. ("Phoenix"), a distributor of commercial roofing systems and related accessories with four branches located in Tampa, Orlando, Pompano and Ft. Myers, Florida. Also in April 2010, the Company purchased certain assets of Louisiana Roofing Supply ("LRS"), a distributor of mostly residential roofing systems and related accessories with one location in Baton Rouge, Louisiana. In February 2010, the Company purchased certain assets of Independent Building Materials, LLC (“IBM”), a distributor of primarily residential roofing products with one branch in Orlando, Florida. In December 2009, the Company purchased certain assets of Lookout Supply Company (“Lookout”), a distributor of roofing products and related accessories with one branch in Chattanooga, Tennessee.

47 of 63

5.     Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets were as follows:

	September 30,	September 30,
	2010	2009

Vendor rebates	$34,538	$38,857
Refundable income taxes	3,846	3,545
Other	4,731	10,312

	$43,115	$52,714

6.     Property and Equipment, net

Property and equipment, net, consisted of the following:

	September 30,	September 30,
	2010	2009

Land	$3,056	$3,190
Buildings and leasehold improvements	19,987	18,725
Equipment	107,548	100,731
Furniture and fixtures	10,936	10,478

	141,527	133,124
Less: accumulated depreciation and amortization	93,776	80,159

	$47,751	$52,965

Depreciation and amortization of property and equipment totaled $17,077, $17,389 and $18,381 in 2010, 2009 and 2008, respectively.

7.     Accrued Expenses

The significant components of accrued expenses were as follows:

	September 30,	September 30,
	2010	2009

Uninvoiced inventory receipts	$7,739	$19,970
Employee-related accruals	13,498	18,736
Unrealized loss on financial derivatives	11,084	12,348
Other	17,811	24,482

	$50,132	$75,536

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

The Credit Facility consists of a U.S. revolving credit facility of $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $159.9 million available for borrowings and less than $0.1 million outstanding under the US Revolver and Canadian Revolver at September 30, 2010. There were $4.6 million of outstanding standby letters of credit at September 30, 2010.

48 of 63

The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.8 million, plus any required prepayments under the Excess Cash Flow and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

Excess Cash Flow

On May 15 of each fiscal year, the Company must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on its results for 2010, the Company will be required to make a $7.0 million payment by May 15, 2011. The amounts payable of $7.0 million under this provision at September 30, 2010 and 2009 were classified as short-term debt.

Interest

Interest on borrowings under the U.S. credit facility is payable at the Company’s election at either of the following rates:

•
the base rate (that is the higher of (a) the base rate for corporate loans quoted in The Wall Street Journal or (b) the Federal Reserve overnight rate plus 1 / 2 of 1%) plus a margin of 0.75% for the Term Loan.

•	the current LIBOR Rate plus a margin of 1.00% (for US Revolver loans) or 2.00% (for Term Loan).

Interest under the Canadian credit facility is payable at the Company’s election at either of the following rates:

•	an index rate (that is the higher of (1) the Canadian prime rate as quoted in The Globe and Mail and (2) the 30-day BA Rate plus 0.75%), or

•	the BA rate as described in the Canadian facility plus 1.00%.

The US Revolver currently carries an interest rate at the base rate (3.25% at September 30, 2010), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75% (3.00% at September 30, 2010), and the Term Loan carries an interest rate of LIBOR plus 2% (2.53% and 2.26% for two LIBOR arrangements under the Term Loan at September 30, 2010). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year. Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

On the last day of each fiscal quarter, the Company’s Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0. At September 30, 2010, this ratio was 2.11:1.0.

Capital Expenditures

The Company cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

As of September 30, 2010, the Company was in compliance with these covenants. Substantially all of the Company’s assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

49 of 63

Senior Notes Payable

Senior notes payable under the Term Loan consisted of the following:

	September 30,	September 30,
	2010	2009

Senior notes payable to commercial lenders, due in equal quarterly payments of principal of $0.8 million with the remainder due in 2013, plus required prepayment amounts and interest at the base rate, as defined, plus 0.75% or LIBOR plus 2.0% (2.53% and 2.26% at September 30, 2010) through September 2013	$322,126	$332,518

Less current portion	10,355	10,428

	$311,771	$322,090

Equipment Financing Facilities

As of September 30, 2010, there was $15.0 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 4.1% to 7.4% and payments due through September 2014. The Company’s current equipment financing facility provides for financing up to $5.5 million of purchased transportation and material handling equipment through May 1, 2011 at an interest rate approximately 2% above the 5-year term swap rate at the time of the advances. There were no amounts outstanding under this current facility at September 30, 2010.

Other Information

Annual principal payments for all outstanding borrowings for each of the next five years and thereafter as of September 30, 2010 were as follows:

	Senior Secured	Equipment	Revolving Lines of
Fiscal year	Credit Facility	Financing	Credit	Total

2011	$10,355	$5,301	$78	$15,734
2012	3,355	4,707	-	8,062
2013	308,416	3,040	-	311,456
2014	-	1,907	-	1,907
2015	-	-	-	-
Thereafter	-	-	-	-
Subtotal	322,126	14,955	78	337,159
Less current portion	10,355	5,301	78	15,734
Total long-term debt	$311,771	$9,654	$-	$321,425

9.   Leases

The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis. The Company leases two buildings from a limited liability entity that is partly owned by one of the Company’s directors (Note 13).

At September 30, 2010, the minimal rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year were as follows:

50 of 63

Operating
Leases
Year ending September
2011	23,341
2012	20,211
2013	14,629
2014	11,957
2015	7,863
Thereafter	3,452
Total minimum lease payments	$81,453

Rent expense was $25,227 in 2010, $25,761 in 2009 and $24,823 in 2008. Sublet income was immaterial for these years.

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

In the event of a change in control of the Company, all outstanding options are immediately vested.

Information regarding the Company's stock options is summarized below (not in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
				(in Millions)
Outstanding at September 30, 2007	3,045,120	$12.15
Granted	759,023	9.34
Exercised	(547,238)	2.38
Canceled	(174,825)	17.26

Outstanding at September 30, 2008	3,082,080	12.90
Granted	873,356	12.20
Exercised	(424,287)	4.05
Canceled	(113,395)	16.56

Outstanding at September 30, 2009	3,417,754	$13.70
Granted	862,114	14.64
Exercised	(419,021)	8.50
Canceled	(87,115)	17.47

Outstanding at September 30, 2010	3,773,732	$14.41	6.9	$7.6

Vested or Expected to Vest at September 30, 2010	3,679,952	$14.42	6.8	$7.5

Exercisable at September 30, 2010	2,234,663	$15.24	5.8	$5.4

The aggregate intrinsic values above include only in-the-money options. There were options available for grants to purchase 959,764 shares of Common Stock under the 2004 Stock Plan at September 30, 2010.  The weighted-average grant date fair values of stock options granted during 2010, 2009 and 2008 were $7.60, $6.35 and $4.55, respectively. The intrinsic values of stock options exercised during 2010 and 2009 were $4.3 million and $4.2 million, respectively. At September 30, 2010, the Company had $15.1 million of excess tax benefits available for potential deferred tax write-offs related to option accounting.

The Company granted 678,686 additional options and 85,483 restricted shares under the 2004 Stock Plan to management in November 2010. The restricted shares represent shares that will vest if the Company attains targeted performance criteria at the end of a three-year period. The actual number of shares that will vest can range from 0% to 125% of this number depending upon actual Company performance below or above the target level.

51 of 63

Details regarding options to purchase common stock outstanding as of September 30, 2010 were as follows:

		Weighted
		Range of
		Average
	Options	Exercise	Contractual	Options
	Outstanding	Prices	Life in Years	Exercisable

	144,603	$0.85 - $2.33	2.1	144,603
	577,666	$8.04 - $10.60	7.1	379,520
	1,075,283	$11.56 - $12.93	7.0	582,874
	852,050	$13.64 - $14.45	8.7	68,250
	485,121	$16.63 - $18.64	5.8	422,907
	614,259	$20.45 - $24.38	5.9	611,759
	24,750	$26.09 - $27.17	5.6	24,750

Totals	3,773,732			2,234,663

Special CEO Options Grant

The Company granted stock options to its President and Chief Executive Officer (CEO) in October 2003 under an executive securities agreement. The grant, as amended, included options to purchase 612,366 shares of common stock at the then fair value and was scheduled to vest over two years. These options were not granted under the Company's 1998 Stock Plan or 2004 Stock Plan. Options to purchase 150,000, 220,000, 200,000, and 42,366 shares under this grant were exercised in 2006, 2008, 2009, and 2010, respectively, leaving none outstanding under the special CEO grant at September 30, 2010.

11.   Benefit Plans

The Company maintains defined contribution plans covering all full-time employees of the Company who have 90 days of service and are at least 21 years old. An eligible employee may elect to make a before-tax contribution of between 1% and 100% of his or her compensation through payroll deductions, not to exceed the annual limit set by law. The Company currently matches the first 50% of participant contributions limited to 6% of a participant's gross compensation (maximum Company match is 3%). Additional amounts associated with profit sharing were contributed in the three years presented and are scheduled to be contributed in 2011 for 2010 as well. All Company contributions are subject to the discretion of management and the board of directors. The combined expense for this plan and a similar plan for Canadian employees was $4,172 in 2010, $6,253 in 2009 and $5,775 in 2008.

The Company also contributes to an external pension fund for certain of its employees who belong to a local union. Annual contributions were $91, $101 and $109 in 2010, 2009, and 2008, respectively.

52 of 63

12.   Income Taxes

The income tax provision consisted of the following:

	Fiscal year
	2010	2009	2008

Current:
Federal	$13,368	$27,280	$23,443
Foreign	1,615	1,956	1,980
State	2,738	5,268	5,915

	17,721	34,504	31,338
Deferred:
Federal	2,153	(76)	(2,445)
Foreign	(17)	29	(26)
State	924	(553)	(367)

	3,060	(600)	(2,838)

	$20,781	$33,904	$28,500

The following table shows the principal reasons for the differences between the effective income tax rate and the statutory federal income tax rate:

	Fiscal Year
	2010	2009	2008

Federal income taxes at statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	3.42	3.83	5.24
Foreign income taxes in excess of 35%	(0.17)	0.18	0.04
Non-deductible meals and entertainment	0.41	0.25	0.50
Tax reserves	(1.41)	0.56	(0.08)
Other	0.32	(0.54)	0.72

Total	37.57%	39.28%	41.42%

The components of the Company's deferred taxes were as follows:

	September 30,	September 30,
	2010	2009

Deferred tax liabilities:
Excess tax over book depreciation and amortization	$44,469	$40,719
Foreign currency translation adjustment	3,250	2,339
Other	454	401

	48,173	43,459
Deferred tax assets:
Deferred compensation	8,440	6,903
Allowance for doubtful accounts	4,357	5,122
Accrued vacation & other	2,665	2,005
Unrealized loss on financial derivatives	4,281	4,967
Inventory valuation	5,874	7,230

	25,618	26,227

Net deferred income tax liabilities	$22,556	$17,232

53 of 63

As of September 30, 2010, there were available tax benefits totaling $369 related to foreign tax credit carryforwards, most of which expire in fiscal year 2020. The Company has not recorded a valuation allowance for this amount since future recognition is expected to occur within the next three years due to a drop in Canadian income tax rates. As of September 30, 2009, there were available tax benefits totaling $539 related to tax credit and NOL carryforwards. Of this total, $317 represented an available benefit from foreign tax credit carryforwards, most of which was scheduled to expire in fiscal year 2017, and $222 represented an available benefit from state NOL carryforwards, most of which was scheduled to expire in fiscal year 2027. As of September 30, 2009, the Company recorded a valuation allowance to fully reserve for these amounts since future recognition was uncertain at that time.

As of September 30, 2010, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $432, all of which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize any interest and penalties related to income tax matters in income tax expense in the consolidated statements of operations. There were no significant accrued interest and penalty amounts resulting from unrecognized tax benefits at September 30, 2010. The Company currently anticipates its unrecognized tax benefits will decline by approximately 80% during the next twelve months. A reconciliation of the beginning and ending amounts of the gross unrecognized income tax benefits is as follows:

	2010	2009

Balance, beginning of year	$740	$-
Current year uncertain tax positions		740
Expiration of statutes of limitations	(308)

Balance, end of year	$432	$740

In 2010, 2009, and 2008, the Company had reductions in income taxes payable of $1,559, $1,565 and $2,873, respectively, as a result of stock option exercises.

The Company has operations in 37 U.S. states and three provinces in Canada and is subject to tax audits in each of these jurisdictions and federally in both the United States and Canada. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimate of taxes payable in the accompanying financial statements. Additional taxes are reasonably possible however the amounts cannot be estimated at this time. The Company is no longer subject to U.S. federal tax examinations for tax years prior to 2008. For the majority of states, the Company is also no longer subject to tax examinations for tax years before 2007.

13.   Related-Party Transactions

The Company leases two buildings from a limited liability entity that is partly owned by one of the Company’s directors for an aggregate expense of approximately $0.4 million in 2010, $0.4 million in 2009, and $0.5 million in 2008. The director’s interest in the dollar value of these lease arrangements was approximately 32% at September 30, 2010.

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

54 of 63

15.   Geographic and Product Data

The Company's geographic and product information was as follows:

	Year Ended
	September 30, 2010			September 30, 2009			September 30, 2008
			Property			Property			Property
		Income	and		Income	and		Income	and
	Net	before	Equipment,	Net	before	Equipment,	Net	before	Equipment,
	Revenues	taxes	net	Revenues	taxes	net	Revenues	taxes	net

U.S.	$1,501,748	$50,338	$41,900	$1,637,831	$80,502	$47,108	$1,676,735	$63,103	$50,891
Canada	108,221	4,969	5,851	96,136	5,820	5,857	107,760	5,703	5,821

Total	$1,609,969	$55,307	$47,751	$1,733,967	$86,322	$52,965	$1,784,495	$68,806	$56,712

Net revenues from external customers by product group were as follows:

	Year Ended
	September 30,	September 30,	September 30,
	2010	2009	2008

Residential roofing products	$745,560	$898,796	$758,491
Non-residential roofing products	620,977	598,789	723,742
Complementary building products	243,432	236,382	302,262

Total	$1,609,969	$1,733,967	$1,784,495

Prior year revenues by product group are presented in a manner consistent with the current year’s product classifications.

16.   Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consisted of the following:

	Balance at
	beginning	Provision		Balance at
Fiscal Year	of year	Additions	Write-offs	end of year

September 30, 2010	$13,442	$4,622	$(6,247)	$11,817
September 30, 2009	$12,978	$7,413	$(6,949)	$13,442
September 30, 2008	$7,970	$10,954	$(5,946)	$12,978

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

The Company is using interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. As of September 30, 2010, the following interest rate derivative instruments were outstanding: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50 million interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%. These interest rate swaps expire in April 2013.

55 of 63

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

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense. Since inception, the Company has not recognized any gains or losses on these hedges and there has been no effect on income from hedge ineffectiveness. The table below presents the combined fair values of the interest rate derivative instruments:

	Unrealized Losses
	September 30,	September 30,	September 30,
Location on Balance Sheet	2010	2009	2008
	(Dollars in thousands)

Accrued expenses	$11,084	$12,348	$7,396

The fair values of the interest rate hedges were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

56 of 63

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

1.     Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were (1) designed to ensure that material information relating to Beacon Roofing Supply, Inc., including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of September 30, 2010. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of September 30, 2010, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

57 of 63

Our Independent Registered Public Accounting Firm has issued a report on the Company's internal control over financial reporting. This report appears below.

(b)    Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Beacon Roofing Supply, Inc.

We have audited Beacon Roofing Supply, Inc.'s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Beacon Roofing Supply, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Beacon Roofing Supply, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beacon Roofing Supply, Inc. as of September 30, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2010 and our report dated November 29, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts November 29, 2010

(c)    Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

58 of 63

ITEM 9B.    OTHER INFORMATION

We have no information to report pursuant to Item 9B.

59 of 63

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

The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of September 30, 2010 and 2009

•	Consolidated Statements of Operations for the years ended September 30, 2010, 2009 and 2008

•	Consolidated Statements of Stockholders' Equity for the years ended September 30, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2009 and 2008

•	Notes to Consolidated Financial Statements

(2)    Financial Statement Schedules

Financial statement schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

(3)    Exhibits

Exhibits are set forth on the attached exhibit index.

60 of 63

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACON ROOFING SUPPLY, INC. (REGISTRANT)

	By:	/s/ DAVID R. GRACE
David R. Grace
Chief Financial and Accounting Officer
Date: November 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ROBERT R. BUCK	Chairman and Chief Executive Officer	November 29, 2010
Robert R. Buck

/s/ DAVID R. GRACE	Senior Vice President, Chief Financial Officer	November 29, 2010
David R. Grace	and Chief Accounting Officer

/s/ ANDREW R. LOGIE	Director	November 29, 2010
Andrew R. Logie

/s/ H. ARTHUR BELLOWS, JR.	Director	November 29, 2010
H. Arthur Bellows, Jr.

/s/ JAMES J. GAFFNEY	Director	November 29, 2010
James J. Gaffney

/s/ PETER M. GOTSCH	Director	November 29, 2010
Peter M. Gotsch

/s/ WILSON B. SEXTON	Director	November 29, 2010
Wilson B. Sexton

/s/ STUART A. RANDLE	Director	November 29, 2010
Stuart A. Randle

61 of 63

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

62 of 63

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

10.8	1998 Stock Plan (incorporated herein by reference to Exhibit 4.1 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-8 (Registration No. 333-119747))*

10.9	Amended and Restated 2004 Stock Plan (incorporated herein by reference to Exhibit 10.1 to Beacon Roofing Supply, Inc.'s current report on Form 8-K filed on February 11, 2008)*

10.10	Description of Management Cash Bonus Plan (incorporated herein by reference to Exhibit 10 to Beacon Roofing Supply, Inc.'s quarterly report on Form 10-Q for the quarter ended December 31, 2009)*

21	Subsidiaries of Beacon Roofing Supply, Inc.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Compensatory plan or arrangement.

63 of 63