Form 10-Q
period 2010-12-31
BEACON ROOFING SUPPLY INC
filed 2011-02-09
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

As of February 2, 2011, there were 45,805,780 outstanding shares of the registrant's common stock, $.01 par value per share.

  BEACON ROOFING SUPPLY, INC.
Form 10-Q
For the Quarterly Period Ended December 31, 2010
INDEX

Part I.	Financial Information	2
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	2
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	12
	Overview	12
	Results of Operations	13
	Seasonality and Quarterly Fluctuations	16
	Liquidity and Capital Resources	17
	Cautionary Statement	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
	Interest Rate Risk	20
	Foreign Exchange Risk	21

Item 4.	Controls and Procedures	21

Part II.	Other Information	22

Item 6.	Exhibits	22

Signature Page		23

Index to Exhibits		24

BEACON ROOFING SUPPLY, INC.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	December 31,	December 31,	September 30,
	2010	2009	2010
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$175,674	$110,231	$117,136
Accounts receivable, less allowances of $12,530 at December 31, 2010, $13,857 at December 31, 2009, and $11,817 at September 30, 2010	184,546	158,868	241,341
Inventories	155,190	173,236	158,774
Prepaid expenses and other assets	49,152	50,623	43,115
Deferred income taxes	16,680	16,671	17,178

Total current assets	581,242	509,629	577,544

Property and equipment, net	44,746	49,425	47,751
Goodwill	365,650	354,426	365,061
Other assets, net	48,927	53,750	51,833

Total assets	$1,040,565	$967,230	$1,042,189

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$128,121	$86,404	$144,064
Accrued expenses	49,876	55,581	50,132
Current portion of long-term obligations	16,058	15,183	15,734

Total current liabilities	194,055	157,168	209,930

Senior notes payable, net of current portion	310,932	321,233	311,771
Deferred income taxes	39,885	36,235	39,734
Long-term obligations under equipment financing and other, net of current portion	11,432	15,083	11,910

Commitments and contingencies

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 45,858,201 issued and 45,772,718 outstanding at December 31, 2010, 45,334,037 issued and and outstanding at December 31, 2009, and 45,663,858 issued and outstanding at September 30, 2010	458	453	457
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	238,778	228,968	236,136
Retained earnings	243,942	207,191	233,890
Accumulated other comprehensive income (loss)	1,083	899	(1,639)

Total stockholders' equity	484,261	437,511	468,844

Total liabilities and stockholders' equity	$1,040,565	$967,230	$1,042,189

Note: The balance sheet at September 30, 2010
has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Operations

	Three Months Ended December 31,
	2010	2009
Unaudited
(Dollars in thousands, except per share data)

Net sales	$404,793	$367,721
Cost of products sold	309,983	279,380

Gross profit	94,810	88,341

Operating expenses	74,970	69,829

Income from operations	19,840	18,512

Interest expense	3,469	5,587

Income before income taxes	16,371	12,925

Income tax expense	6,319	5,098

Net income	$10,052	$7,827

Net income per share:
Basic	$0.22	$0.17

Diluted	$0.22	$0.17

Weighted average shares used in computing net income per share:
Basic	45,754,466	45,281,263

Diluted	46,167,814	45,713,213

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Cash Flows

	Three Months Ended December 31,
	2010	2009
	Unaudited (in thousands)

Operating activities:
Net income	$10,052	$7,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,453	7,129
Stock-based compensation	1,446	1,427
Gain on sale of assets	(325)	(66)
Deferred income taxes	(541)	(538)
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	57,367	68,905
Inventories	3,528	22,270
Prepaid expenses and other assets	(5,282)	2,151
Accounts payable and accrued expenses	(15,185)	(79,588)
Net cash provided by operating activities	57,513	29,517

Investing activities:
Purchases of property and equipment	(862)	(660)
Acquisition of business	-	(385)
Proceeds from sale of assets	923	101
Net cash provided by (used in) investing activities	61	(944)

Financing activities:
Advances (repayments) under revolving lines of credit, net	(6)	18
Repayments under senior notes payable and other, net	(359)	(1,981)
Proceeds from exercise of options	1,109	664
Income tax benefit from stock-based compensation deductions in excess of the associated compensation costs	88	85
Net cash provided by (used by) financing activities	832	(1,214)

Effect of exchange rate changes on cash	132	130

Net increase in cash and cash equivalents	58,538	27,489
Cash and cash equivalents at beginning of year	117,136	82,742

Cash and cash equivalents at end of period	$175,674	$110,231

Cash paid during the year for:
Interest	$3,526	$5,590
Income taxes, net of refunds	2,307	1,428

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Beacon Roofing Supply, Inc. (the "Company") prepared the consolidated financial statements following the accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. The balance sheet as of December 31, 2009 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (first quarter) ended December 31, 2010 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2011 (fiscal year 2011).

The Company's fiscal year ends on the last day in September of each year and each quarter ends on the last day of the respective third calendar month. The three-month periods ended December 31, 2010 and December 31, 2009 both had 62 business days. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

You should also read the financial statements and notes included in the Company's fiscal year 2010 Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in that Annual Report.

Adoption of Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Financial Accounting Statement (FAS) 166, Accounting for Transfers of Financial Assets, and FAS 167, Amendments to FASB Interpretation No. 46(R), which change the way entities account for securitizations and special purpose entities. Both statements were effective for the Company beginning in fiscal year 2011 but did not have an impact on the financial statements.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, which amends the criteria for allocating a contract's consideration to individual services or products in multiple deliverable arrangements. This guidance was also effective for the Company beginning in fiscal year 2011 but did not have an impact on the financial statements.

2. Income per Share

The Company calculates basic income per share by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share includes the dilutive effects of outstanding stock awards.

The following table reflects the calculation of weighted-average shares outstanding for each period presented:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended December 31,
	2010	2009

Weighted-average common shares outstanding for basic	45,754,466	45,281,263
Dilutive effect of stock options and restricted stock	413,348	431,950

Weighted-average shares assuming dilution	46,167,814	45,713,213

3. Stock-Based Compensation

The Company accounts for employee and non-employee director stock-based compensation using the fair value method of accounting. Compensation cost arising from stock options and restricted stock awards granted to employees and non-employee directors is recognized using the straight-line method over the vesting period, which represents the requisite service or performance period. The Company estimates forfeitures in calculating the expense related to stock-based compensation associated with stock awards. As further discussed below, the Company projects the number of restricted shares that are expected to vest in determining the associated stock-based compensation.

The Company recorded stock-based compensation expense of $1.4 million ($0.9 million net of tax) in each of the first quarters ended December 31, 2010 and 2009.  At December 31, 2010, the Company had $15.2 million of excess tax benefits available for potential deferred tax write-offs related to previously recognized stock-based compensation.  As of December 31, 2010, there were 219,688 shares of common stock available for awards under the Company's 2004 Stock Plan (the “Plan”).

On February 8, 2011, the Company’s shareholders approved the amended and restated Beacon Roofing Supply, Inc. 2004 Stock Plan (the “Amended Plan”). The Amended Plan provides for grants of stock options, restricted stock units, and restricted stock awards to key employees and directors.

Stock options

As of December 31, 2010, there was $10.4 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.5 years.

The fair values of the options were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended December 31,
	2010	2009

Risk-free interest rate	1.49%	2.46%
Expected life in years	7	7
Expected volatility	48.00%	48.00%
Dividend yield	0.00%	0.00%

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Expected lives of the options granted are based primarily on history, while expected volatilities are based on historical volatilities of the Company’s stock and stocks of comparable public companies. Estimated forfeiture rates vary by grant and ranged from 0%-10% as of December 31, 2010.

The following table summarizes stock options outstanding as of December 31, 2010, as well as activity during the three months then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in Years)	(in Millions)
Outstanding at September 30, 2010	3,773,732	$14.41
Granted	677,832	15.47
Exercised	(108,860)	10.19
Canceled	(23,239)	15.82

Outstanding at December 31, 2010	4,319,465	$14.67	7.1	$17.2

Vested or Expected to Vest at December 31, 2010	4,262,141	$14.68	7.1	$17.0

Exercisable at December 31, 2010	2,814,705	$14.69	6.0	$12.4

The aggregate intrinsic values above include only in-the-money options. The weighted-average grant date fair values of stock options granted during the three months ended December 31, 2010 and December 31, 2009 were $7.76 and $7.51, respectively. The intrinsic value of stock options exercised was $0.8 and $0.7 million during the three months ended December 31, 2010 and December 31, 2009, respectively.

On January 1, 2011, the Company issued an additional 18,417 stock options, with an exercise price of $17.87, to certain members of executive management who were promoted effective on that date.

Restricted stock awards

On November 16, 2010, under the terms of the Plan, the Company granted 85,483 restricted shares to certain members of management. The vesting of these restricted shares is subject to the Company meeting a key performance metric over a three-year period.  The total fair value of these restricted shares was determined based upon the number of shares granted and the closing price of the Company’s common stock on the date of grant.

The following table summarizes restricted shares outstanding as well as the activity in the first three months of fiscal year 2011:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Grant	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in Years)	(in Millions)
Outstanding at September 30, 2010	-
Granted	85,483	15.45
Lapse of restrictions	-
Canceled	-

Outstanding at December 31, 2010	85,483	$15.45	9.9	$1.5

Vested or Expected to Vest at December 31, 2010	85,483	$15.45	9.9	$1.5

Exercisable at December 31, 2010	-		-	$-

As of December 31, 2010, there was $1.3 million of total unrecognized compensation cost related to unvested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.9 years.

On January 1, 2011, the Company issued an additional 22,550 restricted shares to certain members of executive management. These restricted shares carry the same vesting terms as the November 16, 2010 awards discussed above. In addition, on February 8, 2011, under the terms of the Amended Plan, the Company granted a number of restricted stock units equal to $90,000 in value to each non-employee director. These restricted stock units vest over one year and contain a six-month restriction on the sale of the underlying common shares until the director separates from the Company.

4. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income. For the Company, these consisted of the following items:

	Three Months Ended December 31,
(Dollars in thousands)	2010	2009

Net income	$10,052	$7,827

Foreign currency translation adjustment	1,808	860
Tax effect	(328)	(301)
Foreign currency translation adjustment, net	1,480	559

Unrealized gain on financial derivatives	1,891	5,729
Tax effect	(649)	(2,353)
Unrealized gain on financial derivatives, net	1,242	3,376

Comprehensive income	$12,774	$11,762

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Acquisitions

The Company acquired nine branches from five acquisitions made during fiscal year 2010 at a total cost of $19.3 million, with resulting goodwill of $10.4 million. As of December 31, 2010, the purchase price allocations for all of these acquisitions, except for Lookout Supply Company (“Lookout”), were preliminary. On July 16, 2010, the Company purchased the stock of Posi-Slope Enterprises, Inc. and its sister company Posi-Pentes, Inc. (together “Posi-Slope”), which specialize in the design and fabrication of tapered roof insulation systems. Posi-Slope has two locations, in the Provinces of Ontario and Quebec, and services customers throughout Canada. In April 2010, the Company purchased certain assets of Phoenix Sales, Inc. ("Phoenix"), a distributor of commercial roofing systems and related accessories with four branches located in Tampa, Orlando, Pompano and Ft. Myers, Florida. Also in April 2010, the Company purchased certain assets of Louisiana Roofing Supply ("LRS"), a distributor of mostly residential roofing systems and related accessories with one location in Baton Rouge, Louisiana. In February 2010, the Company purchased certain assets of Independent Building Materials, LLC (“IBM”), a distributor of primarily residential roofing products with one branch in Orlando, Florida. In December 2009, the Company purchased certain assets of Lookout, a distributor of roofing products and related accessories with one branch in Chattanooga, Tennessee.

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

As of December 31, 2010, there was less than $0.1 million of outstanding revolver borrowings and $321.3 million of outstanding Term Loan maturing in September 2013. The Company is in compliance with the covenants under the Credit Facility. The current portion of long-term obligations for each period presented includes a $7 million accelerated payment that was due under the Term Loan. The most recent accelerated payment was made in January, 2011. Substantially all of the Company's assets, including the capital stock and assets of wholly-owned subsidiaries secure obligations under the Credit Facility.

Equipment Financing Facility

As of December 31, 2010, there was a total of $15.3 million outstanding under current and prior equipment financing facilities, with fixed interest rates ranging from 4.1% to 7.1% and payments due through December 2015. The Company’s current facility provides financing up to $5.5 million of purchased transportation and material handling equipment through May 1, 2011 at an interest rate approximately 2% above the 5-year term swap rate at the time of the advances.  At December 31, 2010, $1.7 million was outstanding under this facility.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Financial Instruments

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

The Company is using interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. As of December 31, 2010, the following interest rate derivative instruments were outstanding: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50 million interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%. These interest rate swaps expire in April 2013.

These derivative instruments are designated as cash flow hedges, for which the Company records the effective portions of changes in their fair value, net of taxes, in other comprehensive income (Note 4). The effectiveness of the hedges is periodically assessed by the Company during the lives of the hedges by 1) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and 2) through an evaluation of the ability of the counterparties to the hedges to honor their obligations under the hedges. Any ineffective portions of the hedges are recognized in earnings, of which there have been none to date and none are anticipated.

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense. Since inception, the Company has not recognized any gains or losses on these hedges and there has been no effect on income from hedge ineffectiveness. The table below presents the combined fair value of the interest rate hedges:

	Unrealized Losses
	December 31,	December 31,	September 30,
Location on Balance Sheet	2010	2009	2010	Fair Value Hierarchy
	(Dollars in thousands)

Accrued expenses	$9,193	$6,620	$11,084	Level 2

These fair values were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the agreements.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents also include unsettled credit card transactions. As of December 31, 2010, the cash equivalents were mostly comprised of money market funds, which invest primarily in commercial paper or bonds with a rating of A-1 or better, and bank certificates of deposit. The carrying values of the cash equivalents for the periods presented equaled the fair values, which were determined under Level 1 of the Fair Value Hierarchy.

8. Foreign Net Revenue

Foreign (Canadian) net revenue totaled $29.1 and $28.2 million in the three months ended December 31, 2010 and 2009, respectively.

9. Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards No. 2010-29, an amendment to  Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU No. 2010.29”), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This amendment also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not currently expect the adoption of this amendment to have an impact on the financial statements.

Also in December 2010, the FASB issued Accounting Standards No. 2010-28 an amendment to —Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).  The new guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not currently expect the adoption of this amendment to have an impact on the financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2010 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2011” refer to the three months (first quarter) ended December 31, 2010, respectively, of our fiscal year ending September 30, 2011, and all references to “2010” refer to the three months (first quarter) ended December 31, 2009, respectively, of our fiscal year ended September 30, 2010. Certain tabular information may not foot due to rounding.

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

We distribute up to 10,000 SKUs through 177 branches in the United States and Canada. We had 2,138 employees as of December 31, 2010, including our sales and marketing team of 927 employees (which includes branch management).

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

	Three Months Ended December 31,
	2010	2009

Net sales	100.0%	100.0%
Cost of products sold	76.6	76.0

Gross profit	23.4	24.0

Operating expenses	18.5	19.0

Income from operations	4.9	5.0
Interest expense	(0.9)	(1.5)

Income before income taxes	4.0	3.5
Income tax expense	(1.6)	(1.4)

Net income	2.5%	2.1%

In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth, we included growth from existing and newly opened branches but excluded growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. At December 31, 2010, we had a total of 177 branches in operation. For 2011, 170 branches were included in our existing market calculations and 7 branches were excluded because they were acquired during fiscal year 2010. Acquired markets for 2011 include Lookout, IBM, Phoenix, LRS, and Posi-Slope (Note 5).

Three Months Ended December 31, 2010 ("2011") Compared to the Three Months Ended December 31, 2009 ("2010")

Existing and Acquired Markets

	Existing Markets		Acquired Markets		Consolidated
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010	2009
		(dollars in thousands)

Net Sales	$391,782	$367,695	$13,011	$26	$404,793	$367,721

Gross Profit	92,062	88,336	2,748	5	94,810	88,341
Gross Margin	23.5%	24.0%	21.1%		23.4%	24.0%

Operating Expenses	71,696	69,802	3,274	27	74,970	69,829
Operating Expenses as a % of Net Sales	18.3%	19.0%	25.2%		18.5%	19.0%

Operating Income (Loss)	$20,366	$18,534	$(526)	$(22)	$19,840	$18,512
Operating Margin	5.2%	5.0%	-4.0%		4.9%	5.0%

Net Sales

Consolidated net sales increased $37.1 million, or 10.1%, to $404.8 million in 2011 from $367.7 million in 2010. Existing market sales increased $24.1 million or 6.6%, while acquired markets contributed $13.0 million. We attribute the existing market sales increase primarily to the following factors:

•	growth in non-residential roofing activity in most regions over last year’s low level and
•	growth in our complementary product sales in most regions due to a recent increase in remodeling activity.

We closed two branches in this year’s first quarter, including one branch where we sold the business and certain of its assets. In last year’s first quarter, we closed one branch and acquired another. We estimate the impact of inflation on our sales and gross profit by looking at changes in our product costs and invoiced gross margins, net of short-term buying programs, and we had 4-6% decreases in residential roofing product costs mostly offset by 1-3% increases in non-residential and complementary product costs since last year’s first quarter. Therefore we believe inflation did not have a material impact on our net operating results in 2011 compared to 2010. We had 62 business days in both 2011 and 2010.  Existing market net sales by geographical region grew or (declined) as follows: Northeast 12.5%; Mid-Atlantic 20.0%; Southeast (22.2%); Southwest 1.8%; Midwest 8.4%; West (18.6%); and Canada (4.0%). These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

	December 31,		December 31,
	2010		2009
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$172,008	43.9%	$173,480	47.2%	$(1,472)	-0.8%
Non-residential roofing products	158,138	40.4%	139,239	37.9%	18,899	13.6
Complementary building products	61,636	15.7%	54,976	15.0%	6,660	12.1

Total existing market sales	$391,782	100.0%	$367,695	100.0%	$24,087	6.6%

For 2011, our acquired markets had product group sales of $3.5, $8.9 and $0.6 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The 2011 existing market sales of $391.8 million plus the sales from acquired markets of $13.0 million agrees to our reported total 2011 sales of $404.8 million.  We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Three Months Ended

	December 31,	December 31,
	2010	2009	Change
	(dollars in millions)

Gross profit	$94.8	$88.3	$6.5		7.3%
Existing Markets	92.1	88.3	3.7		4.2%

Gross margin	23.4%	24.0%		-0.6%
Existing Markets	23.5%	24.0%		-0.5%

Our existing market gross profit increased $3.7 million or 4.2% in 2011, while our acquired market gross profit contributed $2.8 million.  Our overall and existing market gross margins decreased to 23.4% and 23.5% in 2011, respectively, from 24.0% in 2010. The margin rate decrease in our existing markets resulted primarily from the higher sales mix of non-residential roofing and complementary products, which typically have lower gross margins. We currently expect our fiscal year 2011 overall annual gross margin to range from 22.5% to 24.0%, dependant mostly on product mix.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins than our warehouse sales, represented 19.6% and 18.8% of our net sales in 2011 and 2010, respectively. The slight increase in the percentage of direct sales was primarily attributable to the higher mix of non-residential roofing product sales, which are more commonly facilitated by direct shipment. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

For the Three Months Ended

	December 31,	December 31,
	2010	2009	Change
	(dollars in millions)

Operating expenses	$75.0	$69.8	$5.1		7.4%
Existing Markets	$71.7	$69.8	$1.9		2.7%

Operating expenses as a % of sales	18.5%	19.0%		-0.5%
Existing Markets	18.3%	19.0%		-0.7%

Our existing market operating expenses increased by $1.9 million or 2.7% in 2011 to $71.7 million from $69.8 million in 2010, while our acquired markets incurred $3.3 million in expenses. The following factors were the leading causes of the higher operating expenses in our existing markets:

•	increased payroll and related costs of $2.6 million due to higher incentive-based pay, overtime pay and benefits and payroll taxes;
•	increased selling expenses of $0.7 million principally from higher fuel costs and credit card fees; and
•	increased bad debt expense of $0.7 million mainly due to an increased estimated allowance for potential bad debts;
partially offset by
•	decreased depreciation and amortization expense of $1.0 million from lower amortization of intangibles and reduced depreciation from the impact of low capital expenditures in recent years;
•	savings of $0.8 million in other general and administrative costs due to certain expense reductions; and
•	savings in warehouse expenses of $0.3 million mainly from lower maintenance costs.

In 2011, we expensed a total of $2.2 million for the amortization of intangible assets recorded under purchase accounting compared to $2.5 million in 2010. Our existing market operating expenses as a percentage of net sales decreased to 18.3% in 2011 from 19.0% in 2010 due to the increase in net sales, which allowed us to better leverage our fixed costs.

Interest Expense

Interest expense decreased $2.1 million to $3.5 million in 2011 from $5.6 million in 2010. This decrease was primarily due to lower debt and the expiration of certain interest rate derivatives subsequent to last year’s first quarter that carried higher interest rates than the rates on our current derivatives. In addition, we benefited from lower interest rates on the portion of our debt no longer hedged.  Interest expense would have been $1.3 and $3.2 million less in 2011 and 2010, respectively, without the impact of our derivatives.

Income Taxes

Income tax expense was $6.3 million in 2011, an effective tax rate of 38.6%, compared to $5.1 million in 2010, an effective tax rate of 39.4%. The current quarter benefited from certain discrete items. We currently expect our full fiscal year 2011 effective income tax rate to be approximately 39.2%, excluding any future discrete items.

Seasonality and Quarterly Fluctuations

In general, sales and net income are highest during our first, third and fourth fiscal quarters, which represent the peak months of construction and reroofing, especially in our branches in the northeastern U.S. and in Canada. We have historically incurred low net income levels or net losses during the second quarter when our sales are substantially lower.

We generally experience an increase in inventory, accounts receivable and accounts payable during the third and fourth quarters of the year as a result of the seasonality of our business. Our peak cash usage generally occurs during the third quarter, primarily because accounts payable terms offered by our suppliers typically have due dates in April, May and June, while our peak accounts receivable collections typically occur from June through November.

We generally experience a slowing of collections of our accounts receivable during our second quarter, mainly due to the inability of some of our customers to conduct their businesses effectively in inclement weather in certain regions. We continue to attempt to collect those receivables, which require payment under our standard terms. We typically do not provide material concessions to our customers during this quarter of the year, although we may take advantage of seasonal incentives from our vendors.

Our vendors are also affected by the seasonality in the industry and are more likely to provide seasonal incentives in our second quarter as a result of the lower level of roofing activity. Also during the second quarter, we generally experience our lowest availability under our senior secured credit facilities, which are asset-based lending facilities.

Certain Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for fiscal year 2011 (ending September 30, 2011) and fiscal year 2010 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends. Totals may not total due to rounding.

	Fiscal year 2011	Fiscal year 2010
	Qtr 1	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data)
	(unaudited)
Net sales	$404.8	$367.7	$285.4	$474.3	$482.6
Gross profit	94.8	88.3	61.1	104.3	106.4
Income (loss) from operations	19.8	18.5	(6.0)	30.2	30.8
Net income (loss)	$10.1	$7.8	$(6.5)	$16.3	$16.9

Earnings (loss) per share - basic	$0.22	$0.17	$(0.14)	$0.36	$0.37
Earnings (loss) per share - fully diluted	$0.22	$0.17	$(0.14)	$0.35	$0.37

Quarterly sales as % of year's sales		22.8%	17.7%	29.5%	30.0%
Quarterly gross profit as % of year's gross profit		24.5%	17.0%	29.0%	29.5%
Quarterly income from operations as % of
year's income from operations		25.2%	-8.1%	41.1%	41.9%

The calculations of the net loss per share for the second quarter of fiscal year 2010 do not include the effect of stock options since the impact would have been anti-dilutive.

Liquidity and Capital Resources

        We had cash and cash equivalents of $175.7 million at December 31, 2010 compared to $110.2 million at December 31, 2009 and $117.1 million at September 30, 2010. Our net working capital was $387.2 million at December 31, 2010 compared to $352.5 million at December 31, 2009 and $367.6 million at September 30, 2010.

2011 Compared to 2010

        Our net cash provided by operating activities was $57.5 million in 2011 compared to $29.5 million in 2010. The higher cash from operations was principally due to changes in our working capital components.  For 2011, favorable decreases in accounts receivable and inventories of $57.4 and $3.5 million, respectively, were partially offset by an unfavorable increase in prepaid expenses and other assets of $5.3 million and an unfavorable decrease in accounts payable and accrued expenses of $15.2 million. The decrease in accounts receivable in 2011 was due mostly to a normal seasonal change, partially offset by the impact of a higher sales mix of non-residential roofing products that generally have longer payment terms. Those longer terms caused a slight increase in the number of days outstanding for accounts receivable based upon 2011 sales. Inventory turns were up over one turn as we reduced our level of asphalt shingles as shingle pricing stabilized. The increase in prepaid expenses and other assets was due to higher amounts due from vendors for incentives that resulted primarily from higher levels of purchases and incentive rates. Lastly, the decline in accounts payable and accrued expenses was primarily due to normal seasonal factors.

        Net cash provided by investing activities was $0.1 million in 2011 compared to $0.9 million of cash used in 2010. Capital expenditures were $0.9 million in 2011 compared to $0.7 million in 2010. Proceeds from the sale of assets were $0.8 million greater in 2011, mostly from the sale of a branch business and certain related assets. We also spent $0.4 million on an acquisition in 2010.  We expect full fiscal year 2011 capital expenditures to total between 0.7% to 1.0% of net sales, mostly dependant upon our sales volume and exclusive of the impact of branch openings.

        Net cash provided by financing activities was $0.8 million in 2011 compared to cash used of $1.2 million in 2010. The current quarter net activities include $1.7 million of proceeds from our equipment financing facility and $1.1 million of proceeds from exercises of stock options. These proceeds were partially offset by repayments under our credit facilities. 2010 primarily reflected repayments under our credit facilities, partially offset by proceeds from the exercise of stock options.

Capital Resources

        Our principal source of liquidity at December 31, 2010 was our cash and cash equivalents of $175.7 million and our available borrowings of $142.3 million under revolving lines of credit, subject to compliance with the maximum consolidated leverage ratio discussed below. Our borrowing base availability is determined primarily by trade accounts receivable, less outstanding borrowings and letters of credit. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets have been classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months.

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

        The Credit Facility consists of a U.S. revolving credit facility of $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and provided an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $142.3 million available for revolver borrowings at December 31, 2010, subject to compliance with the maximum consolidated leverage ratio below, with less than $0.1 million outstanding under the US Revolver at an interest rate of 3.25%.  There were $4.6, $4.8 and $4.6 million of outstanding standby letters of credit at December 31, 2010, December 31, 2009 and September 30, 2010, respectively. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.8 million, and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

Excess Cash Flow

        By May 15 of each fiscal year, we must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on our results for fiscal year 2010, a required payment of $7.0 million was made in January 2011. A payment of $7.0 million was also made in February 2010 for fiscal year 2009. The amounts payable under this provision are classified as short-term debt.

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

       The US Revolver currently carries an interest rate at the base rate (3.25% at December 31, 2010), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75% (3.00% at December 31, 2010), and the Term Loan carries an interest rate of LIBOR plus 2% (approximately 2.3% at December 31, 2010). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year.

        Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

        On the last day of each fiscal quarter, our Consolidated Leverage Ratio (the ratio of our outstanding debt, net of cash on hand, to our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation), as more fully defined in the Credit Facility, must not be greater than 4.00:1.0. At December 31, 2010, this ratio was 1.55:1.

Capital Expenditures

        We cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

        As of December 31, 2010, we were in compliance with these covenants.

        Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries secure obligations under the Credit Facility.

Equipment Financing Facility

        As of December 31, 2010, there was a total of $15.3 million outstanding under the current and prior equipment financing facilities, with fixed interest rates ranging from 4.1% to 7.1% and payments due through December 2015. The Company’s current facility provides financing up to $5.5 million of purchased transportation and material handling equipment through May 1, 2011 at an interest rate approximately 2% above the 5-year term swap rate at the time of the advances.  At December 31, 2010, $1.7 million was outstanding under this facility.

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

        Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading "Risk Factors" in our Form 10-K for the fiscal year ended September 30, 2010.

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

        At December 31, 2010, we had $321.3 million of term loans outstanding under our Credit Facility, less than $0.1 million of borrowings under revolving lines of credit, and $15.3 million of equipment financing outstanding. Our weighted-average effective interest rate on that debt, after considering the effect of the interest rate swaps, was 3.99% at December 31, 2010 (6.19% at December 31, 2009).  At December 31, 2010, a hypothetical 10% increase in interest rates in effect at that date would have increased annual interest expense by only $0.3 million, since the majority of the interest expense was fixed by the financial derivatives.

        We enter into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The aggregate fair value of these swaps represented an unrealized loss of $9.2 million at December 31, 2010. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at December 31, 2010, would result in an aggregate unrealized gain or (loss) in value of the swaps of approximately $0.3 million or ($0.3) million, respectively.

Financial Derivatives

        As discussed above, we use interest rate derivative instruments to manage our exposure related to fluctuating cash flows from changes in interest rates by converting a portion of our variable-rate borrowings into fixed-rate borrowings. As of December 31, 2010, we had the following interest rate derivative instruments outstanding: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50 million interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%. These interest rate swaps expire in April 2013.

Foreign Exchange Risk

        There have been no material changes from what we reported in our Form 10-K for the year ended September 30, 2010.

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act"). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of December 31, 2010, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2010, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Items 1-5 are not applicable and have been omitted.

Item 6.    Exhibits

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Document Description

10.1	Description of CEO Relocation Assistance Arrangement.*

10.2	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Restricted Stock Award Agreement.*

10.3	Description of Management Cash Bonus Plan.*

31.1	Certification by Paul M. Isabella pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David R. Grace pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Paul M. Isabella and David R. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Compensatory plan or arrangement.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signature Page

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2011.

BEACON ROOFING SUPPLY, INC.

BY:	/s/ DAVID R. GRACE
David R. Grace, Executive Vice President & Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

Index to Exhibits

Exhibit Number	Document Description

10.1	Description of CEO Relocation Assistance Arrangement.*

10.2	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Restricted Stock Award Agreement.*

10.3	Description of Management Cash Bonus Plan.*

31.1	Certification by Paul M. Isabella pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David R. Grace pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Paul M. Isabella and David R. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Compensatory plan or arrangement.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.