Form 10-Q
period 2011-03-31
BEACON ROOFING SUPPLY INC
filed 2011-05-09
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of May 2, 2011, there were 45,971,104 outstanding shares of the registrant's common stock, $.01 par value per share.

BEACON ROOFING SUPPLY, INC.
Quarterly Report on Form 10-Q

INDEX

Part I.	Financial Information	2
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	2
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	11
	Overview	11
	Results of Operations	12
	Seasonality and Quarterly Fluctuations	16
	Liquidity and Capital Resources	17
	Cautionary Statement	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
	Interest Rate Risk	20
	Foreign Exchange Risk	20

Item 4.	Controls and Procedures	20

Part II.	Other Information	21

Item 6.	Exhibits	21

Signature Page		22

Index to Exhibits		23

BEACON ROOFING SUPPLY, INC.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	March 31,	March 31,	September 30,
	2011	2010	2010
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$178,422	$89,869	$117,136
Accounts receivable, less allowances of $13,369 at March 31, 2011,
$12,821 at March 31, 2010, and $11,817 at September 30, 2010	177,825	162,080	241,341
Inventories	209,569	220,163	158,774
Prepaid expenses and other assets	52,248	55,835	43,115
Deferred income taxes	15,200	16,342	17,178

Total current assets	633,264	544,289	577,544

Property and equipment, net	44,097	48,329	47,751
Goodwill	366,117	358,749	365,061
Other assets, net	46,513	52,350	51,833

Total assets	$1,089,991	$1,003,717	$1,042,189

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$171,343	$130,012	$144,064
Accrued expenses	65,800	60,750	50,132
Current portion of long-term obligations	9,048	8,639	15,734

Total current liabilities	246,191	199,401	209,930

Senior notes payable, net of current portion	310,185	320,449	311,771
Deferred income taxes	39,696	36,034	39,734
Long-term obligations under equipment financing and other, net of current portion	11,222	13,377	11,910

Commitments and contingencies

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 46,039,424 issued and 45,931,391 outstanding at March 31, 2011, 45,490,506 issued and and outstanding at March 31, 2010, and 45,663,858 issued and outstanding at September 30, 2010	459	455	457
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	242,285	231,690	236,136
Retained earnings	237,765	200,735	233,890
Accumulated other comprehensive income (loss)	2,188	1,576	(1,639)

Total stockholders' equity	482,697	434,456	468,844

Total liabilities and stockholders' equity	$1,089,991	$1,003,717	$1,042,189

Note: The balance sheet at September 30, 2010
has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Unaudited
(Dollars in thousands, except per share data)

Net sales	$296,321	$285,366	$701,114	$653,087
Cost of products sold	231,094	224,302	541,077	503,682

Gross profit	65,227	61,064	160,037	149,405

Operating expenses	72,059	67,051	147,029	136,880

Income (loss) from operations	(6,832)	(5,987)	13,008	12,525

Interest expense	3,186	5,499	6,655	11,086

Income (loss) before income taxes	(10,018)	(11,486)	6,353	1,439

Income tax expense (benefit)	(3,841)	(5,030)	2,478	68

Net income (loss)	$(6,177)	$(6,456)	$3,875	$1,371

Net income (loss) per share:
Basic	$(0.13)	$(0.14)	$0.08	$0.03

Diluted	$(0.13)	$(0.14)	$0.08	$0.03

Weighted average shares used in computing net income (loss) per share:
Basic	45,855,777	45,397,905	45,777,187	45,338,943

Diluted	45,855,777	45,397,905	46,402,586	45,830,171

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2011	2010
	Unaudited (in thousands)

Operating activities:
Net income	$3,875	$1,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,636	14,015
Stock-based compensation	2,969	2,607
Gain on sale of assets	(490)	(244)
Deferred income taxes	(1,057)	(406)
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	64,529	66,904
Inventories	(50,444)	(23,469)
Prepaid expenses and other assets	(8,077)	(2,657)
Accounts payable and accrued expenses	44,902	(32,795)
Net cash provided by operating activities	68,843	25,326

Investing activities:
Purchases of property and equipment	(4,063)	(3,362)
Acquisition of businesses	-	(6,618)
Proceeds from sale of assets	1,195	342
Net cash used in investing activities	(2,868)	(9,638)

Financing activities:
Advances (repayments) under revolving lines of credit, net	(59)	64
Repayments under senior notes payable and other, net	(8,070)	(11,063)
Proceeds from exercises of options	2,804	1,812
Income tax benefit from stock-based compensation deductions in excess of the associated compensation costs	379	480
Net cash used by financing activities	(4,946)	(8,707)

Effect of exchange rate changes on cash	257	146

Net increase in cash and cash equivalents	61,286	7,127
Cash and cash equivalents at beginning of year	117,136	82,742

Cash and cash equivalents at end of period	$178,422	$89,869

Cash paid during the year for:
Interest	$6,801	$11,300
Income taxes, net of refunds	3,610	8,664

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Beacon Roofing Supply, Inc. (the "Company") prepared the consolidated financial statements following the accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. The balance sheet as of March 31, 2010 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (second quarter) and the six-month period (year-to-date) ended March 31, 2011 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2011 (fiscal year 2011).

The six-month periods ended March 31, 2011 and March 31, 2010 had 126 and 125 business days, respectively, while the three-month periods ended March 31, 2011 and March 31, 2010 had 64 and 63 business days, respectively. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

You should also read the financial statements and notes included in the Company's fiscal year 2010 Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in that Annual Report.

Adoption of Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Financial Accounting Statement (FAS) 166, Accounting for Transfers of Financial Assets, and FAS 167, Amendments to FASB Interpretation No. 46(R), codified as Accounting Standards Update No. 2009-17 (ASU 2009-17), which changes the way entities account for securitizations and special purpose entities. Both statements were effective for the Company beginning in fiscal year 2011 but did not have an impact on the financial statements.

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

The following table reflects the calculation of weighted-average shares outstanding for each period presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Weighted-average common shares outstanding for basic	45,855,777	45,397,905	45,777,187	45,338,943
Dilutive effect of stock options and restricted stock	-	-	625,399	491,228

Weighted-average shares assuming dilution	45,855,777	45,397,905	46,402,586	45,830,171

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

3. Stock-Based Compensation

The Company accounts for employee and non-employee director stock-based compensation using the fair value method of accounting. Compensation cost arising from stock options and restricted stock awards granted to employees and non-employee directors is recognized using the straight-line method over the vesting period, which represents the requisite service or performance period. The Company estimates forfeitures in calculating the expense related to stock-based compensation associated with stock awards. As further discussed below, the Company projects the number of restricted shares and units that are expected to vest in determining the associated stock-based compensation.

The Company recorded stock-based compensation expense of $1.5 million ($0.9 million net of tax) and $1.2 million ($0.7 million net of tax) in the three months ended March 31, 2011 and 2010, respectively and $3.0 million ($1.8 million net of tax) and $2.6 million ($1.6 million net of tax) in the six months ended March 31, 2011 and 2010, respectively. At March 31, 2011, the Company had $15.6 million of excess tax benefits available for potential deferred tax write-offs related to previously recognized stock-based compensation.

On February 8, 2011, the Company’s shareholders approved the amended and restated Beacon Roofing Supply, Inc. 2004 Stock Plan (the “Plan”). The Plan provides for grants of stock options, restricted stock units, and restricted stock awards to key employees and directors and increased the number of shares of that may be issued under the Plan from 5,050,000 to 7,800,000. As of March 31, 2011, there were 2,911,325 shares of common stock available for awards under the Plan.

Stock options

As of March 31, 2011, there was $8.1 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years.

The fair values of the options were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended March 31,
	2011	2010

Risk-free interest rate	1.51%	2.45%
Expected life in years	7	7
Expected volatility	48.00%	48.00%
Dividend yield	0.00%	0.00%

Expected lives of the options granted are based primarily on history, while expected volatilities are based on historical volatilities of the Company’s stock and stocks of comparable public companies. Estimated forfeiture rates vary by grant and ranged up to 8.0% as of March 31, 2011.

The following table summarizes stock options outstanding as of March 31, 2011, as well as activity during the six months then ended:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in Years)	(in Millions)
Outstanding at September 30, 2010	3,773,732	$14.41
Granted	701,249	15.57
Exercised	(267,533)	10.48
Canceled	(37,819)	16.19

Outstanding at March 31, 2011	4,169,629	$14.84	6.9	$25.0

Vested or Expected to Vest at March 31, 2011	4,066,241	$14.84	6.9	$24.4

Exercisable at March 31, 2011	2,716,144	$14.95	5.8	$16.5

The aggregate intrinsic values above include only in-the-money options. The weighted-average grant date fair values of stock options granted during the six months ended March 31, 2011 and March 31, 2010 were $7.82 and $7.59, respectively. The intrinsic value of stock options exercised was $2.4 million during both six-month periods ended March 31, 2011 and March 31, 2010.

Restricted stock awards

As of March 31, 2011, there was $2.0 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.4 years.

During the six months ended March 31, 2011, under the terms of the Plan, the Company granted 108,033 restricted shares to certain members of management. The vesting of these restricted shares is subject to the Company meeting a key performance metric over a three-year period.  In addition, the Company granted 26,976 restricted stock units to non-employee directors. These restricted stock units vest over one year and contain a six-month restriction on the sale of the underlying common shares until the director separates from the Company. The total fair values of the restricted shares and units granted were determined based upon the number of shares and units and the closing prices of the Company’s common stock on the dates of the grants.

The following table summarizes restricted shares and units outstanding as of March 31, 2011, as well as the activity during the six months then ended:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Grant	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in Years)	(in Millions)
Outstanding at September 30, 2010	-
Granted	135,009	$16.70
Lapse of restrictions	-
Canceled	-

Outstanding at March 31, 2011	135,009	$16.70	2.4	$2.8

Vested or Expected to Vest at March 31, 2011	135,009	$16.70	2.4	$2.8

Exercisable at March 31, 2011	-		-	$-

4. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income (loss). For the Company, these consisted of the following items:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2011	2010	2011	2010

Net income (loss)	$(6,177)	$(6,456)	$3,875	$1,371

Foreign currency translation adjustment	1,410	1,466	3,218	2,326
Tax effect	(1,017)	(513)	(1,345)	(814)
Foreign currency translation adjustment, net	393	953	1,873	1,512

Unrealized gain (loss) on financial derivatives	1,178	(455)	3,069	5,274
Tax effect	(466)	179	(1,115)	(2,174)
Unrealized gain (loss) on financial derivatives, net	712	(276)	1,954	3,100

Comprehensive income (loss)	$(5,072)	$(5,779)	$7,702	$5,983

5. Acquisitions

The Company acquired nine branches from five acquisitions made during fiscal year 2010 at a total cost of $19.3 million, with resulting goodwill of $10.4 million. As of March 31, 2011, the purchase price allocations for these acquisitions, except for Lookout Supply Company (“Lookout”) and Independent Building Materials, LLC (“IBM”), were preliminary. In July 2010, the Company purchased the stock of Posi-Slope Enterprises, Inc. and its sister company Posi-Pentes, Inc. (together “Posi-Slope”), which specialize in the design and fabrication of tapered roof insulation systems. Posi-Slope has two locations, in the Provinces of Ontario and Quebec, and services customers throughout Canada. In April 2010, the Company purchased certain assets of Phoenix Sales, Inc. ("Phoenix"), a distributor of commercial roofing systems and related accessories with four branches located in Tampa, Orlando, Pompano and Ft. Myers, Florida. Also in April 2010, the Company purchased certain assets of Louisiana Roofing Supply ("LRS"), a distributor of mostly residential roofing systems and related accessories with one location in Baton Rouge, Louisiana. In February 2010, the Company purchased certain assets of IBM, a distributor of primarily residential roofing products with one branch in Orlando, Florida. In December 2009, the Company purchased certain assets of Lookout, a distributor of roofing products and related accessories with one branch in Chattanooga, Tennessee.

6. Debt

The Company currently has the following credit facilities:

•	a senior secured credit facility in the U.S.;

•	a senior secured credit facility in Canada; and

•	an equipment financing facility.

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

As of March 31, 2011, there was less than $0.1 million of outstanding revolver borrowings and $313.5 million of outstanding Term Loan maturing in September 2013. The Company is in compliance with the covenants under the Credit Facility. The current portion of long-term obligations at September 30, 2010 included a $7 million accelerated payment that was due under the Term Loan for fiscal year 2010 and made in January 2011. At this time, it is uncertain if the Company will need to make an accelerated payment for fiscal year 2011. Substantially all of the Company's assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Equipment Financing Facility

As of March 31, 2011, there was a total of $15.4 million outstanding under current and prior equipment financing facilities, with fixed interest rates ranging from 3.6% to 7.1% and payments due through March 2016. The Company’s current facility provides financing up to $5.5 million of purchased transportation and material handling equipment through May 1, 2011 at an interest rate approximately 2% above the 5-year term swap rate at the time of the advances.  At March 31, 2011, $3.1 million was outstanding under this facility.

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

The Company is using interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. As of March 31, 2011, the following interest rate derivative instruments were outstanding: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50 million interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%. These interest rate swaps expire in April 2013.

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

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense. Since inception, the Company has not recognized any gains or losses on these hedges and there has been no effect on income from hedge ineffectiveness. The table below presents the combined fair value of the interest rate hedges:

	Unrealized Losses
	March 31,	March 31,	September 30,
Location on Balance Sheet	2011	2010	2010	Fair Value Hierarchy
	(Dollars in thousands)

Accrued expenses	$8,015	$7,074	$11,084	Level 2

These fair values were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the agreements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents also include unsettled credit card transactions. As of March 31, 2011, the cash equivalents were mostly comprised of money market funds, which invest primarily in commercial paper or bonds with a rating of A-1 or better, and bank certificates of deposit. The carrying values of the cash equivalents for the periods presented equaled the fair values, which were determined under Level 1 of the Fair Value Hierarchy.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

8. Foreign Net Revenue

Foreign (Canadian) net revenue totaled $43.7 and $42.2 million in the six months ended March 31, 2011 and 2010, respectively.

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

Also in December 2010, the FASB issued Accounting Standards No. 2010-28, an amendment to -Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).  The new guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not currently expect the adoption of this amendment to have an impact on the financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2010 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2011” and “YTD 2011” refer to the three months (second quarter) and six months (year-to-date) ended March 31, 2011, respectively, of our fiscal year ending September 30, 2011, and all references to “2010” and “YTD 2010” refer to the three months (second quarter) and six months (year-to-date) ended March 31, 2010, respectively, of our fiscal year ended September 30, 2010. Certain tabular information may not foot due to rounding.

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

We currently distribute up to 10,000 SKUs through 179 branches in the United States and Canada. We had 2,127 employees as of March 31, 2011, including our sales and marketing team of 941 employees (which includes branch management).

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.0	78.6	77.2	77.1

Gross profit	22.0	21.4	22.8	22.9

Operating expenses	24.3	23.5	21.0	21.0

Income (loss) from operations	(2.3)	(2.1)	1.9	1.9
Interest expense	(1.1)	(1.9)	(0.9)	(1.7)

Income (loss) before income taxes	(3.4)	(4.0)	0.9	0.2
Income tax benefit (expense)	1.3	1.8	(0.4)	-

Net income (loss)	(2.1)%	(2.3)%	0.6%	0.2%

In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth, we included growth from existing and newly opened branches but excluded growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. At March 31, 2011, we had a total of 178 branches in operation. For 2011, 171 branches were included in our existing market calculations and 7 branches were excluded because they were acquired after the first quarter of fiscal year 2010. Acquired markets for 2011 included IBM, Phoenix, LRS and Posi-Slope (Note 5). For YTD 2011, 170 branches were included in our existing market calculations and 8 branches were excluded because they were acquired during fiscal year 2010. Acquired markets for YTD 2011 included Lookout (Note 5), IBM, Phoenix, LRS and Posi-Slope. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

Three Months Ended March 31, 2011 ("2011") Compared to the Three Months Ended March 31, 2010 ("2010")

Existing and Acquired Markets

	Existing Markets		Acquired Markets		Consolidated
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011	2010
		(dollars in thousands)

Net Sales	$284,672	$284,011	$11,649	$1,355	$296,321	$285,366

Gross Profit	62,931	60,918	2,296	146	65,227	61,064
Gross Margin	22.1%	21.4%	19.7%	10.8%	22.0%	21.4%

Operating Expenses	68,829	66,684	3,230	367	72,059	67,051
Operating Expenses as a % of Net Sales	24.2%	23.5%	27.7%	27.1%	24.3%	23.5%

Operating Loss	$(5,898)	$(5,766)	$(934)	$(221)	$(6,832)	$(5,987)
Operating Margin	-2.1%	-2.0%	-8.0%	-16.3%	-2.3%	-2.1%

Net Sales

Consolidated net sales increased $11.0 million, or 3.8%, to $296.3 million in 2011 from $285.4 million in 2010. Existing market sales increased $0.7 million or 0.2% (down 1.3% on a sales per day basis), while acquired market sales increased $10.3 million. We had 64 and 63 business days in 2011 and 2010, respectively. In addition to the extra business day, we believe existing market sales were influenced primarily by the following factors:

•	Continued strong growth in non-residential roofing activity in most regions; and
•	growth in our complementary product sales in most regions due to a recent increase in remodeling activity;
offset by
•	a general volume decline in residential re-roofing activity across most regions and deflation in the prices of such residential products to our customers.

We opened one branch in this year’s second quarter. In last year’s second quarter, we closed one branch and acquired another. We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our net product costs and invoiced gross margins, and we experienced a 6-8% decrease in residential roofing product costs, which was somewhat offset by approximately 1-3% increases in non-residential and complementary product costs since last year’s second quarter. Net deflation in our overall net product costs was approximately 3%, which we believe did not have a material impact on our net operating results in 2011 compared to 2010. Existing market net sales by geographical region grew or (declined) as follows: Northeast 12.9%; Mid-Atlantic 10.6%; Southeast (19.4%); Southwest (4.6%); Midwest (4.9%); West 22.6%; and Canada (3.9%). These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

	March 31,		March 31,
	2011		2010
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$126,426	44.4%	$142,135	50.0%	$(15,709)	-11.1%
Non-residential roofing products	109,816	38.6%	96,560	34.0%	13,256	13.7
Complementary building products	48,430	17.0%	45,316	16.0%	3,114	6.9

Total existing market sales	$284,672	100.0%	$284,011	100.0%	$661	0.2%

For 2011, our acquired markets had product group sales of $3.5, $7.5 and $0.6 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The 2011 existing market sales of $284.7 million plus the sales from acquired markets of $11.6 million agrees to our reported total 2011 sales of $296.3 million.  We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Three Months Ended

	March 31,	March 31,
	2011	2010	Change
	(dollars in millions)

Gross profit	$65.2	$61.1	$4.1		6.7%
Existing markets	62.9	60.9	2.0		3.3%

Gross margin	22.0%	21.4%		0.6%
Existing markets	22.1%	21.4%		0.7%

Our existing market gross profit increased $2.0 million or 3.3% in 2011, while our acquired market gross profit increased $2.1 million.  Our overall and existing market gross margins increased to 22.0% and 22.1% in 2011, respectively, from 21.4% in 2010. The 2010 margin rate was significantly lower than the seasonally normal gross margin rate for the Winter period. In addition, our 2011 net product costs, declined as discussed above, although that factor was partially offset by the impact of lower prices to our customers for such products. The higher sales mix of non-residential roofing and complementary products, which typically have lower gross margins, had a negative impact on the 2011 margin rate.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins than our warehouse sales, represented 23.1% and 21.9% of our net sales in 2011 and 2010, respectively. This slight increase in the percentage of direct sales was primarily attributable to the higher mix of non-residential roofing product sales, which are more commonly facilitated by direct shipment. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

For the Three Months Ended

	March 31,	March 31,
	2011	2010	Change
	(dollars in millions)

Operating expenses	$72.1	$67.1	$5.0		7.5%
Existing markets	68.8	66.7	2.1		3.2%

Operating expenses as a % of sales	24.3%	23.5%		0.8%
Existing markets	24.2%	23.5%		0.7%

Operating expenses in our existing market increased by $2.1 million or 3.2% in 2011 to $68.8 million from $66.7 million in 2010, while our acquired market expenses increased $2.9 million. The following factors were the leading causes of the higher operating expenses in our existing markets:

•	increased payroll and related costs of $1.4 million primarily due to higher incentive-based pay, overtime pay, certain benefits and payroll taxes;
•	increased selling expenses of $0.7 million principally from higher fuel costs and credit card fees; and
•	increased bad debt expense of $1.6 million mainly due to a higher estimated allowance for potential bad debts, which resulted, in part, from an increase in our total over-60 days past due amount;
partially offset by
•	decreased depreciation and amortization expense of $0.9 million from lower amortization of intangibles and reduced depreciation from the impact of low capital expenditures in recent years; and
•	savings in warehouse expenses of $0.5 million mainly from lower rent and maintenance costs.

In 2011, we expensed a total of $2.1 million for the amortization of intangible assets recorded under purchase accounting compared to $2.4 million in 2010. Our existing market operating expenses as a percentage of net sales increased to 24.2% in 2011 from 23.5% in 2010 due to the above increases combined with the impact from flat sales.

Interest Expense

Interest expense decreased $2.3 million to $3.2 million in 2011 from $5.5 million in 2010. This decrease was primarily due to lower debt and the expiration of certain interest rate derivatives in April 2010 that carried higher interest rates than the rates on our current derivatives. In addition, we benefited from lower interest rates on the portion of our debt no longer hedged. Interest expense would have been $1.3 and $3.1 million less in 2011 and 2010, respectively, without the impact of our derivatives.

Income Taxes

The income tax benefit was $3.8 million in 2011, an effective tax benefit rate of 38.3%, compared to $5.0 million in 2010, an effective rate of 43.8%. The prior-year quarter included a beneficial impact of $0.5 million from the reversal of a discrete tax reserve.

Six Months Ended March 31, 2011 ("YTD 2011") Compared to the Six Months Ended March 31, 2010 ("YTD 2010")

Existing and Acquired Markets

	Existing Markets		Acquired Markets		Consolidated
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011	2010
		(dollars in thousands)

Net Sales	$676,150	$651,549	$24,964	$1,538	$701,114	$653,087

Gross Profit	154,915	149,252	5,122	153	160,037	149,405
Gross Margin	22.9%	22.9%	20.5%	9.9%	22.8%	22.9%

Operating Expenses	140,406	136,372	6,623	508	147,029	136,880
Operating Expenses as a % of Net Sales	20.8%	20.9%	26.5%	33.0%	21.0%	21.0%

Operating Income (Loss)	$14,509	$12,880	$(1,501)	$(355)	$13,008	$12,525
Operating Margin	2.1%	2.0%	-6.0%	-23.1%	1.9%	1.9%

Net Sales

Consolidated net sales increased $48.0 million, or 7.4%, to $701.1 million in YTD 2011 from $653.1 million in YTD 2010. Existing market sales increased $24.6 million or 3.8% (up 3.0% on a sales per day basis), while acquired market sales increased $23.4 million. We attribute the sales increase primarily to the same factors mentioned above for the second quarter, although there was a more significant decline in residential sales in the second quarter. The impact from inflation on YTD 2011 sales was not material. We closed two branches and opened one in YTD 2011. In YTD 2010, we acquired two branches and closed one.  We had 126 and 125 business days in 2011 and 2010, respectively.  Existing market net sales by geographical region grew or (declined) as follows: Northeast 12.6%; Mid-Atlantic 15.5%; Southeast (20.8%); Southwest (1.2%); Midwest 3.1%; West (1.4%); and Canada (4.0%). These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

	March 31,		March 31,
	2011		2010
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$298,026	44.1%	$315,480	48.4%	$(17,454)	-5.5%
Non-residential roofing products	267,688	39.6%	235,787	36.2%	31,901	13.5
Complementary building products	110,436	16.3%	100,282	15.4%	10,154	10.1

Total existing market sales	$676,150	100.0%	$651,549	100.0%	$24,601	3.8%

For YTD 2011, our acquired markets had product group sales of $7.3, $16.5 and $1.2 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The YTD 2011 existing market sales of $676.1 million plus the sales from acquired markets of $25.0 million agrees to our reported total YTD 2011 sales of $701.1 million.  We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Six Months Ended

	March 31,	March 31,
	2011	2010	Change
	(dollars in millions)

Gross profit	$160.0	$149.4	$10.6		7.1%
Existing markets	154.9	149.3	5.7		3.8%

Gross margin	22.8%	22.9%		-0.1%
Existing markets	22.9%	22.9%		-

Our existing market gross profit increased $5.7 million or 3.8% in YTD 2011, while our acquired market gross profit increased $5.0 million.  Our overall YTD 2011 gross margin decreased slightly to 22.8% from 22.9% in YTD 2010, while existing market gross margins were 22.9% for both periods.  The positive impact of deflation in our net product costs was offset by the negative impacts from lower prices to our customers for such products and the higher sales mix of non-residential roofing and complementary products, which typically have lower gross margins. We currently expect our fiscal year 2011 overall annual gross margin to range from 22.5% to 24.0%, dependent mostly on product mix and any significant changes in our net product costs.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins than our warehouse sales, represented 21.1% and 20.1% of our net sales in YTD 2011 and YTD 2010, respectively. This slight increase in the percentage of direct sales was primarily attributable to the higher mix of non-residential roofing product sales, which are more commonly facilitated by direct shipment. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

For the Six Months Ended

	March 31,	March 31,
	2011	2010	Change
	(dollars in millions)

Operating expenses	$147.0	$136.9	$10.1		7.4%
Existing markets	$140.4	$136.4	$4.0		3.0%

Operating expenses as a % of sales	21.0%	21.0%		-
Existing markets	20.8%	20.9%		-0.1%

Operating expenses in our existing markets increased by $4.0 million or 3.0% in YTD 2011 to $140.4 million from $136.4 million in YTD 2010, while our acquired markets increased $6.1 million in expenses. The following factors were the leading causes of the higher operating expenses in our existing markets:

•	increased payroll and related costs of $4.0 million primarily due to higher incentive-based pay, overtime pay, certain benefits and payroll taxes;
•	increased selling expenses of $1.4 million principally from higher fuel costs and credit card fees; and
•	increased bad debt expense of $2.3 million mainly due to an increased estimated allowance for potential bad debts;
partially offset by
•	decreased depreciation and amortization expense of $1.9 million from lower amortization of intangibles and reduced depreciation from the impact of low capital expenditures in recent years;
•	savings of $0.9 million in other general and administrative costs due to certain expense reductions; and
•	savings in warehouse expenses of $0.9 million mainly from lower maintenance costs.

In YTD 2011, we expensed a total of $4.3 million for the amortization of intangible assets recorded under purchase accounting compared to $5.0 million in YTD 2010. Our existing market operating expenses as a percentage of net sales decreased slightly to 20.8% in YTD 2011 from 20.9% in YTD 2010.

Interest Expense

Interest expense decreased $4.4 million to $6.7 million in YTD 2011 from $11.1 million in YTD 2010. This decrease was primarily due to lower debt and the expiration of certain interest rate derivatives in April 2010 that carried higher interest rates than the rates on our current derivatives. In addition, we benefited from lower interest rates on the portion of our debt no longer hedged.  Interest expense would have been $2.6 and $6.4 million less in YTD 2011 and YTD 2010, respectively, without the impact of our derivatives.

Income Taxes

Income tax expense was $2.5 million in YTD 2011, an effective tax rate of 39.0%, compared to $0.1 million in YTD 2010, an effective tax rate of 4.7%. Both periods benefited from certain discrete items. We currently expect our full fiscal year 2011 effective income tax rate to be approximately 39.0%, excluding any future discrete items.

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

We generally experience a slowing of collections of our accounts receivable during our second quarter, mainly due to the inability of some of our customers to conduct their businesses effectively in inclement weather in certain regions. We continue to attempt to collect those receivables, which require payment under our standard terms. We typically do not provide material concessions to our customers during this quarter of the year.

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

	Fiscal year 2011		Fiscal year 2010
	Qtr 1	Qtr 2	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data)
	(unaudited)
Net sales	$404.8	$296.3	$367.7	$285.4	$474.3	$482.6
Gross profit	94.8	65.2	88.3	61.1	104.3	106.4
Income (loss) from operations	19.8	(6.8)	18.5	(6.0)	30.2	30.8
Net income (loss)	$10.1	$(6.2)	$7.8	$(6.5)	$16.3	$16.9

Earnings (loss) per share - basic	$0.22	$(0.13)	$0.17	$(0.14)	$0.36	$0.37
Earnings (loss) per share - fully diluted	$0.22	$(0.13)	$0.17	$(0.14)	$0.35	$0.37

Quarterly sales as % of year's sales			22.8%	17.7%	29.5%	30.0%
Quarterly gross profit as % of year's gross profit			24.5%	17.0%	29.0%	29.5%
Quarterly income from operations as % of
year's income from operations			25.2%	-8.1%	41.1%	41.9%

The calculations of the net losses per share for the second quarters of both years do not include the effects of outstanding stock awards since the impact would have been anti-dilutive.

Liquidity and Capital Resources

We had cash and cash equivalents of $178.4 million at March 31, 2011 compared to $89.9 million at March 31, 2010 and $117.1 million at September 30, 2010. Our net working capital was $387.1 million at March 31, 2011 compared to $344.9 million at March 31, 2010 and $367.6 million at September 30, 2010.

YTD 2011 Compared to YTD 2010

Our net cash provided by operating activities was $68.8 million in YTD 2011 compared to $25.3 million in YTD 2010. The higher cash from operations was principally due to changes in our working capital components.  For YTD 2011, a favorable decrease in accounts receivable of $64.5 million and a favorable increase in accounts payable and accrued expenses of $44.9 million were partially offset by unfavorable increases in inventories and prepaid expenses and other assets of $50.4 and $8.1 million, respectively. The decrease in accounts receivable in YTD 2011 was due mostly to a normal seasonal change, partially offset by the impact of a higher sales mix of non-residential roofing products that generally have longer payment terms. The change in our sales mix also contributed to an 8% increase in our days sales outstanding based on the most recent quarter’s sales. Inventory turns were up over one-half of a turn because we carried lower levels of asphalt shingles during much of YTD 2011 as shingle pricing temporarily stabilized. The increase in prepaid expenses and other assets was mostly due to higher amounts due from vendors for incentives, which resulted primarily from more special buys, especially later in the period, and higher incentive rates. Lastly, the increase in accounts payable and accrued expenses was primarily due to a higher level of inventory purchases later in the period this year and normal seasonal factors.

Net cash used by investing activities was $2.9 and $9.6 million in YTD 2011 and YTD 2010, respectively. Capital expenditures were $4.1 million in YTD 2011 compared to $3.4 million in YTD 2010. Proceeds from the sale of assets were $0.9 million greater in YTD 2011, mostly from the sale of a branch business and certain related assets. We spent $6.6 million on two acquisitions in YTD 2010.  We expect full fiscal year 2011 capital expenditures to total between 0.7% to 1.0% of net sales, mostly dependant upon our sales volume and exclusive of the impact of branch openings.

Net cash used by financing activities was $4.9 and $8.7 million in YTD 2011 and YTD 2010, respectively. YTD 2011 net activities included $8.1 million of repayments under our credit facilities, which were net of $3.2 million of proceeds from new loans under our equipment financing facility, and $2.8 million of proceeds from exercises of stock options. YTD 2010 net financing activities also primarily reflected repayments under our credit facilities and proceeds from the exercises of stock options.

Capital Resources

Our principal source of liquidity at March 31, 2011 was our cash and cash equivalents of $178.4 million and our available borrowings of $144.0 million under revolving lines of credit, which takes into account all of the debt covenants, including the maximum consolidated leverage ratio and capital expenditures limit discussed below. Our borrowing base availability is determined primarily by trade accounts receivable, less outstanding borrowings and letters of credit. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets have been classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months.

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

The Credit Facility consists of a U.S. revolving credit facility of $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and provided an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $144.0 million available for revolver borrowings at March 31, 2011, which takes into account all of the debt covenants, including the maximum consolidated leverage ratio and capital expenditures limit discussed below, with less than $0.1 million outstanding under the US Revolver at an interest rate of 3.25%.  There were $4.6, $4.8 and $4.6 million of outstanding standby letters of credit at March 31, 2011, March 31, 2010 and September 30, 2010, respectively. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.8 million, and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

Excess Cash Flow

By May 15 of each fiscal year, we must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on our results for fiscal year 2010, a required payment of $7.0 million was made in January 2011. A payment of $7.0 million was also made in February 2010 for fiscal year 2009. The amounts payable under this provision are classified as short-term debt until paid. At this time, it is uncertain if the Company will need to make an accelerated payment for fiscal year 2011.

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

The US Revolver currently carries an interest rate at the base rate (3.25% at March 31, 2011), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75% (3.00% at March 31, 2011), and the Term Loan carries an interest rate of LIBOR plus 2% (approximately 2.29% at March 31, 2011). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year.

Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

On the last day of each fiscal quarter, our Consolidated Leverage Ratio (the ratio of our outstanding debt, net of cash on hand, to our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation), as more fully defined in the Credit Facility, must not be greater than 4.00:1.0. At March 31, 2011, this ratio was 1.47:1.

Capital Expenditures

We cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

As of March 31, 2011, we were in compliance with these covenants.

Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries secure obligations under the Credit Facility.

Equipment Financing Facility

As of March 31, 2011, there was a total of $15.4 million outstanding under the current and prior equipment financing facilities, with fixed interest rates ranging from 3.6% to 7.1% and payments due through March 2016. The Company’s current facility provides financing for up to $5.5 million of purchased transportation and material handling equipment through May 1, 2011 at an interest rate approximately 2% above the 5-year term swap rate at the time of the advances.  At March 31, 2011, $3.1 million was outstanding under this facility.

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

At March 31, 2011, we had $313.5 million of term loans outstanding under our Credit Facility, less than $0.1 million of borrowings under revolving lines of credit, and $15.4 million of equipment financing outstanding. Our weighted-average effective interest rate on that debt, after considering the effect of the interest rate swaps, was 4.02% at March 31, 2011 (6.26% at March 31, 2010).  At March 31, 2011, a hypothetical 10% increase in interest rates in effect at that date would have increased annual interest expense by only $0.3 million, since the majority of the interest expense was fixed by the financial derivatives.

We enter into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The aggregate fair value of these swaps represented an unrealized loss of $8.0 million at March 31, 2011. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at March 31, 2011, would result in an aggregate unrealized gain or (loss) in value of the swaps of approximately $0.3 million or ($0.3) million, respectively.

Financial Derivatives

As discussed above, we use interest rate derivative instruments to manage our exposure related to fluctuating cash flows from changes in interest rates by converting a portion of our variable-rate borrowings into fixed-rate borrowings. As of March 31, 2011, we had the following interest rate derivative instruments outstanding: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50 million interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%. These interest rate swaps expire in April 2013.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended September 30, 2010.

Item 4.    Controls and Procedures

As of March 31, 2011, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")). Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Items 1-5 are not applicable and have been omitted.

Item 6.    Exhibits

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Document Description

10.1	Beacon Roofing Supply, Inc. Amended and Restated 2004 Stock Plan (incorporated by reference to Appendix A to the Company’s 2011 Proxy Statement for the Annual Meeting held on February 8, 2011)**

10.2	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 10, 2011)**

10.3
Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 10, 2011)**

31.1	Certification by Paul M. Isabella pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David R. Grace pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Paul M. Isabella and David R. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

**	Compensatory plan or arrangement.

  Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2011.

BEACON ROOFING SUPPLY, INC.

BY:	/s/ DAVID R. GRACE
David R. Grace, Executive Vice President & Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

  Index to Exhibits

Exhibit Number	Document Description

10.1	Beacon Roofing Supply, Inc. Amended and Restated 2004 Stock Plan (incorporated by reference to Appendix A to the Company’s 2011 Proxy Statement for the Annual Meeting held on February 8, 2011)**

10.2	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 10, 2011)**

10.3
Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 10, 2011)**

31.1	Certification by Paul M. Isabella pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David R. Grace pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Paul M. Isabella and David R. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

**	Compensatory plan or arrangement.