Form 10-Q
period 2011-06-30
BEACON ROOFING SUPPLY INC
filed 2011-08-08
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of August 1, 2011, there were 46,120,941 outstanding shares of the registrant's common stock, $.01 par value per share.

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

BEACON ROOFING SUPPLY, INC.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	June 30,	June 30,	September 30,
	2011	2010	2010
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$107,982	$82,077	$117,136
Accounts receivable, less allowances of $13,762 at June 30, 2011, $12,720 at June 30, 2010, and $11,817 at September 30, 2010	296,208	234,789	241,341
Inventories	269,469	223,458	158,774
Prepaid expenses and other assets	51,711	45,865	43,115
Deferred income taxes	15,418	18,021	17,178

Total current assets	740,788	604,210	577,544

Property and equipment, net	47,326	46,793	47,751
Goodwill	380,788	360,094	365,061
Other assets, net	53,167	50,594	51,833

Total assets	$1,222,069	$1,061,691	$1,042,189

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$240,012	$168,227	$144,064
Accrued expenses	100,760	66,295	50,132
Current portion of long-term obligations	8,923	8,641	15,734

Total current liabilities	349,695	243,163	209,930

Senior notes payable, net of current portion	309,364	319,610	311,771
Deferred income taxes	41,613	35,864	39,734
Long-term obligations under equipment financing and other, net of current portion	11,254	12,063	11,910

Commitments and contingencies

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 46,179,790 issued and 46,071,758 outstanding at June 30, 2011, 45,644,332 issued and and outstanding at June 30, 2010, and 45,663,858 issued and outstanding at September 30, 2010	461	456	457
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	245,661	234,772	236,136
Retained earnings	261,853	217,026	233,890
Accumulated other comprehensive income (loss)	2,168	(1,263)	(1,639)

Total stockholders' equity	510,143	450,991	468,844

Total liabilities and stockholders' equity	$1,222,069	$1,061,691	$1,042,189

Note: The balance sheet at September 30, 2010
has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

  BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Unaudited
(Dollars in thousands, except per share data)

Net sales	$540,747	$474,279	$1,241,861	$1,127,366
Cost of products sold	414,030	369,991	955,107	873,673

Gross profit	126,717	104,288	286,754	253,693

Operating expenses	83,585	74,056	230,614	210,936

Income from operations	43,132	30,232	56,140	42,757

Interest expense	3,326	3,596	9,981	14,682

Income before income taxes	39,806	26,636	46,159	28,075

Income tax expense	15,718	10,345	18,196	10,413

Net income	$24,088	$16,291	$27,963	$17,662

Net income per share:
Basic	$0.52	$0.36	$0.61	$0.39

Diluted	$0.51	$0.35	$0.60	$0.38

Weighted average shares used in computing net income per share:
Basic	45,990,255	45,588,778	45,848,209	45,422,222

Diluted	46,809,289	46,289,811	46,678,582	46,012,172

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2011	2010
	Unaudited (in thousands)

Operating activities:
Net income	$27,963	$17,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,795	20,827
Stock-based compensation	4,511	3,799
Gain on sale of assets	(641)	(424)
Deferred income taxes	(1,638)	(1,421)
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(49,541)	(1,574)
Inventories	(99,642)	(24,643)
Prepaid expenses and other assets	(6,258)	7,765
Accounts payable and accrued expenses	144,170	4,057
Net cash provided by operating activities	37,719	26,048

Investing activities:
Purchases of property and equipment	(9,859)	(5,529)
Acquisition of businesses	(34,848)	(12,613)
Proceeds from sale of assets	1,408	589
Net cash used in investing activities	(43,299)	(17,553)

Financing activities:
Repayments under revolving lines of credit, net	(7)	(10)
Repayments under senior notes payable and other, net	(8,787)	(13,137)
Proceeds from exercises of options	4,365	3,420
Income tax benefit from stock-based compensation deductions in excess of the associated compensation costs	652	763
Net cash used by financing activities	(3,777)	(8,964)

Effect of exchange rate changes on cash	203	(196)

Net decrease in cash and cash equivalents	(9,154)	(665)
Cash and cash equivalents at beginning of year	117,136	82,742

Cash and cash equivalents at end of period	$107,982	$82,077

Cash paid during the year for:
Interest	$10,124	$17,114
Income taxes, net of refunds	4,145	9,518

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Beacon Roofing Supply, Inc. (the "Company") prepared the consolidated financial statements following the accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. The balance sheet as of June 30, 2010 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (third quarter) and the nine-month period (year-to-date) ended June 30, 2011 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2011 (fiscal year 2011).

The nine-month periods ended June 30, 2011 and June 30, 2010 had 190 and 189 business days, respectively, while the three-month periods ended June 30, 2011 and June 30, 2010 had 64 each. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

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

The following table reflects the calculation of weighted-average shares outstanding for each period presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Weighted-average common shares outstanding for basic	45,990,255	45,588,778	45,848,209	45,422,222
Dilutive effect of stock options and restricted stock	819,034	701,033	830,372	589,950

Weighted-average shares assuming dilution	46,809,289	46,289,811	46,678,582	46,012,172

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

The Company recorded stock-based compensation expense of $1.5 million ($0.9 million net of tax) and $1.2 million ($0.7 million net of tax) in the three months ended June 30, 2011 and 2010, respectively and $4.5 million ($2.7 million net of tax) and $3.8 million ($2.3 million net of tax) in the nine months ended June 30, 2011 and 2010, respectively. At June 30, 2011, the Company had $15.9 million of excess tax benefits available for potential deferred tax write-offs related to previously recognized stock-based compensation.

On February 8, 2011, the Company’s shareholders approved the amended and restated Beacon Roofing Supply, Inc. 2004 Stock Plan (the “Plan”). The Plan provides for grants of stock options, restricted stock units, and restricted stock awards to key employees and directors and 7,800,000 shares may be issued under the Plan. As of June 30, 2011, there were 2,945,028 shares of common stock available for awards under the Plan.

Stock options

As of June 30, 2011, there was $6.8 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The fair values of the options were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended June 30,
	2011	2010

Risk-free interest rate	1.51%	2.45%
Expected life in years	7	7
Expected volatility	48.00%	48.00%
Dividend yield	0.00%	0.00%

Expected lives of the options granted are based primarily on history, while expected volatilities are based on historical volatilities of the Company’s stock and stocks of comparable public companies. Estimated forfeiture rates vary by grant and ranged up to 8.0% as of June 30, 2011.

The following table summarizes stock options outstanding as of June 30, 2011, as well as activity during the nine months then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in Years)	(in Millions)
Outstanding at September 30, 2010	3,773,732	$14.41
Granted	701,249	15.57
Exercised	(407,900)	10.70
Canceled	(71,522)	14.61

Outstanding at June 30, 2011	3,995,559	$14.98	6.7	$31.5

Vested or Expected to Vest at June 30, 2011	3,892,649	$14.99	6.6	$30.7

Exercisable at June 30, 2011	2,566,301	$15.19	5.6	$19.8

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The aggregate intrinsic values above include only in-the-money options. The weighted-average grant date fair values of stock options granted during the nine months ended June 30, 2011 and June 30, 2010 were $7.82 and $7.60, respectively. The intrinsic values of stock options exercised were $3.8 and $4.1 million during the nine months ended June 30, 2011 and June 30, 2010, respectively.

Restricted stock awards

During the nine months ended June 30, 2011, under the terms of the Plan, the Company granted 108,033 restricted shares to certain members of management. The vesting of these restricted shares is subject to the Company meeting a key performance metric over a three-year period.  In addition, the Company granted 26,976 restricted stock units to non-employee directors. These restricted stock units vest over one year and contain a six-month restriction on the sale of the underlying common shares until the director separates from the Company. The total fair values of the restricted shares and units granted were determined based upon the number of shares and units and the closing prices of the Company’s common stock on the dates of the grants.

The following table summarizes restricted shares and units outstanding as of June 30, 2011, as well as the activity during the nine months then ended:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Grant	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in Years)	(in Millions)
Outstanding at September 30, 2010	-
Granted	135,009	$16.70
Lapse of restrictions	-
Canceled	-

Outstanding at June 30, 2011	135,009	$16.70	2.1	$3.1

Vested or Expected to Vest at June 30, 2011	135,009	$16.70	2.1	$3.1

Exercisable at June 30, 2011	-		-	$-

As of June 30, 2011, there was $1.7 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.3 years.

4. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income (loss). For the Company, these consisted of the following items:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010

Net income	$24,088	$16,291	$27,963	$17,662

Foreign currency translation adjustment	233	(2,270)	3,451	56
Tax effect	(92)	794	(1,437)	(20)
Foreign currency translation adjustment, net	141	(1,476)	2,014	36

Unrealized gain (loss) on financial derivatives	(267)	(2,254)	2,802	3,020
Tax effect	106	891	(1,009)	(1,283)
Unrealized gain (loss) on financial derivatives, net	(161)	(1,363)	1,793	1,737

Comprehensive income	$24,068	$13,452	$31,770	$19,435

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Acquisitions

In May 2011, the Company purchased the stock of Enercon Products ("Enercon") for $34.8 million, with resulting goodwill of $14.6 million subject to the final purchase accounting. The purchase price included a seasonal working capital adjustment of $3.8 million and may be increased by up to an additional C$5.5 million if certain earn-out targets (based on defined EBITDA) are met. This contingent consideration may be recorded in the fourth quarter after management receives further information, mostly regarding Enercon’s projected roofing market and related business trends. Enercon is a roofing distributor with six locations in Western Canada. Headquartered within its branch in Edmonton, Enercon also has branches in Calgary, Regina and Saskatoon and two branches in Vancouver and generated annual sales of approximately $45 million in 2010.

In fiscal 2010, the Company acquired nine branches from five acquisitions (described below) at a total cost of $19.3 million, with resulting goodwill of $10.4 million. In July 2010, the Company purchased the stock of Posi-Slope Enterprises, Inc. and its sister company Posi-Pentes, Inc. (together “Posi-Slope”), which specialize in the design and fabrication of tapered roof insulation systems. Posi-Slope has two locations, in the Provinces of Ontario and Quebec, and services customers throughout Canada. In April 2010, the Company purchased certain assets of Phoenix Sales, Inc. ("Phoenix"), a distributor of commercial roofing systems and related accessories with four branches located in Tampa, Orlando, Pompano and Ft. Myers, Florida. Also in April 2010, the Company purchased certain assets of Louisiana Roofing Supply ("LRS"), a distributor of mostly residential roofing systems and related accessories with one location in Baton Rouge, Louisiana. In February 2010, the Company purchased certain assets of Independent Building Materials, LLC (“IBM”), a distributor of primarily residential roofing products with one branch in Orlando, Florida. In December 2009, the Company purchased certain assets of Lookout Supply Company (“Lookout”), a distributor of roofing products and related accessories with one branch in Chattanooga, Tennessee.

As of June 30, 2011, the purchase price allocations for all of the above acquisitions were finalized, except for Enercon which was preliminary.

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

As of June 30, 2011, there was less than $0.1 million of outstanding revolver borrowings and $312.6 million of outstanding Term Loan maturing in September 2013. The Company is in compliance with the covenants under the Credit Facility. The current portion of long-term obligations at September 30, 2010 included a $7 million accelerated payment that was due under the Term Loan for fiscal year 2010 and made in January 2011. At this time, it is uncertain if the Company will need to make an accelerated payment for fiscal year 2011. Substantially all of the Company's assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Equipment Financing Facilities

As of June 30, 2011, there was a total of $13.9 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 3.6% to 7.1% and payments due through March 2016. The Company’s current facility provides financing for up to $5.5 million of purchased transportation and material handling equipment through May 15, 2012 at an interest rate approximately 2.75% above the 3-year term swap rate at the time of the advances.  No amounts were outstanding under the current facility at June 30, 2011.

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

The Company is using interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. As of June 30, 2011, the following interest rate derivative instruments were outstanding: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50 million interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%. These interest rate swaps expire in April 2013.

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

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense. Since inception, the Company has not recognized any gains or losses on these hedges and there has been no effect on income from hedge ineffectiveness. The table below presents the combined fair value of the interest rate hedges:

	Unrealized Losses
	June 30,	June 30,	September 30,
Location on Balance Sheet	2011	2010	2010	Fair Value Hierarchy
	(Dollars in thousands)

Accrued expenses	$8,281	$9,328	$11,084	Level 2

These fair values were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the agreements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents also include unsettled credit card transactions. As of June 30, 2011, the cash equivalents were mostly comprised of money market funds, which invest primarily in commercial paper or bonds with a rating of A-1 or better, and bank certificates of deposit. The carrying values of the cash equivalents for the periods presented equaled the fair values, which were determined under Level 1 of the Fair Value Hierarchy.

8. Foreign Net Revenue

Foreign (Canadian) net revenue totaled $85.6 and $74.2 million in the nine months ended June 30, 2011 and 2010, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
9. Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which provides an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. These changes apply to both annual and interim financial statements. The amendments in ASU 2011-05 should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company does not currently expect the adoption of ASU 2011-05 to have a significant impact on the financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820):Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about  fair  value  measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted. The Company does not currently expect the adoption of this standard to have a significant impact on the financial statements.

In December 2010, the FASB issued ASU 2010-29, an amendment to Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations, which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This amendment also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not currently expect the adoption of this amendment to have an impact on the financial statements.

Also in December 2010, the FASB issued ASU 2010-28, an amendment to Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).  The new guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not currently expect the adoption of this amendment to have an impact on the financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2010 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2011” and “YTD 2011” refer to the three months (third quarter) and nine months (year-to-date) ended June 30, 2011, respectively, of our fiscal year ending September 30, 2011, and all references to “2010” and “YTD 2010” refer to the three months (third quarter) and nine months (year-to-date) ended June 30, 2010, respectively, of our fiscal year ended September 30, 2010. Certain tabular information may not foot due to rounding.

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

We currently distribute up to 10,000 SKUs through 185 branches in the United States and Canada. We had 2,316 employees as of June 30, 2011, including our sales and marketing team of 971 employees (which includes branch management).

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

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. Our main acquisition strategy is to target market leaders in geographic areas that we do not service. Our May 2011 acquisition of Enercon is one example of this approach. Enercon is a roofing distributor with six locations in Western Canada. Headquartered within its branch in Edmonton, Enercon also has branches in Calgary, Regina and Saskatoon and two branches in Vancouver, with no branch overlap with our existing operations. In addition, we also acquire smaller companies to supplement branch openings within existing markets. Our April 2010 acquisition of Louisiana Roofing Supply, a single location distributor of residential and commercial roofing products located in Baton Rouge, Louisiana, which we integrated into our West End Roofing Siding and Windows region in the Southwest, is an example of such an acquisition.

Results of Operations

The following table presents, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods presented. Percentages may not foot due to rounding.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.6	78.0	76.9	77.5

Gross profit	23.4	22.0	23.1	22.5

Operating expenses	15.5	15.6	18.6	18.7

Income from operations	8.0	6.4	4.5	3.8
Interest expense	(0.6)	(0.8)	(0.8)	(1.3)

Income before income taxes	7.4	5.6	3.7	2.5
Income tax expense	(2.9)	(2.2)	(1.5)	(0.9)

Net income	4.5%	3.4%	2.3%	1.6%

In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth, we include growth from existing and newly opened branches but excluded growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. At June 30, 2011, we had a total of 185 branches in operation. For 2011, 173 branches were included in our existing market calculations and 12 branches were excluded because they were acquired after the second quarter of fiscal year 2010. Acquired markets for 2011 included Phoenix, LRS, Posi-Slope and Enercon (See Note 5 to the Condensed Consolidated Financial Statements). For YTD 2011, 171 branches were included in our existing market calculations and 14 branches were excluded because they were acquired during fiscal year 2010. Acquired markets for YTD 2011 included the same acquired branches as for the third quarter above plus Lookout and IBM (Note 5). When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

Three Months Ended June 30, 2011 ("2011") Compared to the Three Months Ended June 30, 2010 ("2010")

Existing and Acquired Markets

	Existing Markets		Acquired Markets		Consolidated
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
		(dollars in thousands)

Net Sales	$520,085	$465,865	$20,662	$8,414	$540,747	$474,279

Gross Profit	121,431	103,038	5,286	1,250	126,717	104,288
Gross Margin	23.3%	22.1%	25.6%	14.9%	23.4%	22.0%

Operating Expenses	78,732	72,603	4,853	1,453	83,585	74,056
Operating Expenses as a % of Net Sales	15.1%	15.6%	23.5%	17.3%	15.5%	15.6%

Operating Income (Loss)	$42,699	$30,435	$433	$(203)	$43,132	$30,232
Operating Margin	8.2%	6.5%	2.1%	-2.4%	8.0%	6.4%

Net Sales

Consolidated net sales increased $66.5 million, or 14.0%, to $540.7 million in 2011 from $474.3 million in 2010. Existing market sales increased $54.2 million or 11.6%, while acquired market sales increased $12.2 million. We had 64 business days in both 2011 and 2010.  We believe existing market sales were influenced primarily by the following factors:

•	strong growth in the markets affected by this spring’s hail storms;
•	continued strong growth in non-residential roofing activity in most of the other regions; and
•	industry-wide increases in asphalt shingle prices;
partially offset by:
•	volume declines in residential re-roofing activity in some regions; and

•	decreases in our complementary product sales in most regions due to lower remodeling activity.

We opened one branch and acquired six branches in this year’s third quarter, while we acquired five branches in last year’s third quarter. We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our net product costs and invoiced gross margins, and since last year’s third quarter we experienced an approximate 1% decline in residential roofing product costs and approximately 2-5% increases in non-residential and complementary product costs. The net impact of these factors increased our overall net product costs by approximately 1%, which we believe did not have a material impact on our net operating results in 2011 compared to 2010 (although our net product costs were approximately 5% higher than in this year’s second quarter). Existing market net sales by geographical region grew or (declined) as follows: Northeast 7.3%; Mid-Atlantic 1.6%; Southeast 24.4%; Southwest 7.9%; Midwest 25.4%; West 29.4%; and Canada (1.7%). These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

For the Three Months Ended

	June 30,		June 30,
	2011		2010
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$251,619	48.4%	$219,504	47.1%	$32,115	14.6%
Non-residential roofing products	201,035	38.7%	174,186	37.4%	26,849	15.4
Complementary building products	67,431	13.0%	72,175	15.5%	(4,744)	-6.6

Total existing market sales	$520,085	100.0%	$465,865	100.0%	$54,220	11.6%

For 2011, our acquired markets recognized sales of $10.8, $8.8 and $1.1 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The 2011 existing market sales of $520.1 million plus the sales from acquired markets of $20.7 million agrees (rounded) to our reported total 2011 sales of $540.7 million.  For 2010, our acquired markets recognized sales of $1.4, $5.3 and $1.7 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The 2010 existing market sales of $465.9 million plus the sales from acquired markets of $8.4 million agrees to our reported total 2010 sales of $474.3 million. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Three Months Ended

	June 30,	June 30,
	2011	2010	Change
	(dollars in millions)

Gross profit	$126.7	$104.3	$22.4		21.5%
Existing markets	121.4	103.0	18.4		17.9%

Gross margin	23.4%	22.0%		1.4%
Existing markets	23.3%	22.1%		1.2%

Our existing market gross profit increased $18.4 million or 17.9% in 2011, while our acquired market gross profit increased $4.0 million.  Our overall and existing market gross margins increased in 2011 from 2010 to 23.4% and 23.3% from 22.0% and 22.1%, respectively. The 2010 margin rate was significantly lower than the normal seasonal gross margin rate for the third quarter, due to a more competitive market and low demand in 2010. In 2011, average selling prices increased in most of our markets, which allowed us to generate gross margins more consistent with our historical results. In addition, we were able to increase our inventory levels ahead of certain vendor price increases. Lastly, our mix of residential product sales, which generally have higher gross margins, increased slightly in 2011.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins than our warehouse sales, represented 20.9% and 19.4% of our net sales in 2011 and 2010, respectively. This slight increase in the percentage of direct sales was primarily attributable to the slightly higher mix of non-residential roofing product sales, which are more commonly facilitated by direct shipment. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

For the Three Months Ended

	June 30,	June 30,
	2011	2010	Change
	(dollars in millions)

Operating expenses	$83.6	$74.1	$9.5		12.9%
Existing markets	78.7	72.6	6.1		8.4%

Operating expenses as a % of sales	15.5%	15.6%		-0.1%
Existing markets	15.1%	15.6%		-0.4%

Operating expenses in our existing market increased by $6.1 million or 8.4% in 2011 to $78.7 million from $72.6 million in 2010, while our acquired market expenses increased $3.4 million. The following factors were the leading causes of the higher operating expenses in our existing markets:

•	increased payroll and related costs of $4.0 million primarily due to higher incentive-based pay, overtime pay, certain benefits and payroll taxes;
•	increased selling expenses of $1.8 million from higher fuel costs, credit card fees, and other selling expenses; and
•	increases in other general and administrative costs of $1.0 million principally from higher professional fees and increased general insurance and travel expenses;
partially offset by
•	decreased depreciation and amortization expense of $0.9 million from lower amortization of intangibles and reduced depreciation from the impact of low capital expenditures in recent years.

In 2011, we expensed a total of $2.1 million for the amortization of intangible assets recorded under purchase accounting compared to $2.4 million in 2010. Our existing market operating expenses as a percentage of net sales decreased to 15.1% in 2011 from 15.6% in 2010 due to the positive impact from the higher sales, partially offset by the impact from the above increases.

Interest Expense

Interest expense decreased $0.3 million to $3.3 million in 2011 from $3.6 million in 2010. This decrease was primarily due to lower outstanding debt. Interest expense would have been $1.3 million less in both 2011 and 2010 without the impact of our derivatives.

Income Taxes

The income tax expense was $15.7 million in 2011, an effective tax benefit rate of 39.5%, compared to $10.3 million in 2010, an effective rate of 38.8%. Last year’s rate reflects a greater beneficial impact from the reversal of certain discrete tax reserves.

Nine Months Ended June 30, 2011 ("YTD 2011") Compared to the Nine Months Ended June 30, 2010 ("YTD 2010")

Existing and Acquired Markets

	Existing Markets		Acquired Markets		Consolidated
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
		(dollars in thousands)

Net Sales	$1,191,069	$1,114,673	$50,792	$12,693	$1,241,861	$1,127,366

Gross Profit	275,203	251,653	11,551	2,040	286,754	253,693
Gross Margin	23.1%	22.6%	22.7%	16.1%	23.1%	22.5%

Operating Expenses	218,251	208,226	12,363	2,710	230,614	210,936
Operating Expenses as a % of Net Sales	18.3%	18.7%	24.3%	21.4%	18.6%	18.7%

Operating Income (Loss)	$56,952	$43,427	$(812)	$(670)	$56,140	$42,757
Operating Margin	4.8%	3.9%	-1.6%	-5.3%	4.5%	3.8%

Net Sales

Consolidated net sales increased $114.5 million, or 10.2%, to $1.24 billion in YTD 2011 from $1.13 billion in YTD 2010. Existing market sales increased $76.4 million or 6.9% (up 6.3% on a sales per day basis), while acquired market sales increased $38.1 million. We believe the YTD 2011 sales were influenced primarily by the same factors mentioned above for the third quarter, except there were increases in our complementary sales in the first half of this year. The impact from inflation on YTD 2011 results was not material. We closed two branches, opened two branches and acquired six branches in YTD 2011. In YTD 2010, we acquired seven branches and closed one.  We had 190 and 189 business days in YTD 2011 and YTD 2010, respectively.  Existing market net sales by geographical region grew or (declined) as follows: Northeast 10.3%; Mid-Atlantic 9.4%; Southeast (5.9%); Southwest 2.4%; Midwest 12.6%; West 8.2%; and Canada (3.0%). These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

For the Nine Months Ended

	June 30,		June 30,
	2011		2010
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$546,860	45.9%	$532,511	47.8%	$14,349	2.7%
Non-residential roofing products	466,403	39.2%	409,760	36.8%	56,643	13.8
Complementary building products	177,806	14.9%	172,402	15.5%	5,404	3.1

Total existing market sales	$1,191,069	100.0%	$1,114,673	100.0%	$76,396	6.9%

For YTD 2011, our acquired markets recognized sales of $20.6, $27.8 and $2.4 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The YTD 2011 existing market sales of $1,191.1 million plus the sales from acquired markets of $50.8 million agrees to our reported total YTD 2011 sales of $1,241.9 million.  For YTD 2010, our acquired markets recognized sales of $4.9, $6.0, and $1.8 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The YTD 2010 existing market sales of $1,114.7 million plus the sales from acquired markets of $12.7 million agrees to our reported total YTD 2010 sales of $1,127.4 million. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Nine Months Ended

	June 30,	June 30,
	2011	2010	Change
	(dollars in millions)

Gross profit	$286.8	$253.7	$33.1		13.0%
Existing markets	275.2	251.7	23.6		9.4%

Gross margin	23.1%	22.5%		0.6%
Existing markets	23.1%	22.6%		0.5%

Our existing market gross profit increased $23.6 million or 9.4% in YTD 2011, while our acquired market gross profit increased $9.5 million.  Our overall and existing market YTD 2011 gross margins both increased to 23.1% from 22.5% and 22.6%, respectively, in YTD 2010.  We attribute the gross margin increase in our existing markets primarily to the same factors mentioned above for the third quarter since our gross margins were flat in the first half of this year compared to last year. We currently expect our fiscal year 2011 overall annual gross margin to range from 22.5% to 24.0%, dependent mostly on product mix and any significant changes in our net product costs.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins than our warehouse sales, represented 21.0% and 19.8% of our net sales in YTD 2011 and YTD 2010, respectively. This slight increase in the percentage of direct sales was primarily attributable to the higher mix of non-residential roofing product sales, which are more commonly facilitated by direct shipment. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

For the Nine Months Ended

	June 30,	June 30,
	2011	2010	Change
	(dollars in millions)

Operating expenses	$230.6	$210.9	$19.7		9.3%
Existing markets	$218.3	$208.2	$10.0		4.8%

Operating expenses as a % of sales	18.6%	18.7%		-0.1%
Existing markets	18.3%	18.7%		-0.4%

Operating expenses in our existing markets increased by $10.0 million or 4.8% in YTD 2011 to $218.3 million from $208.2 million in YTD 2010, while our acquired market expenses increased $9.6 million. The following factors were the leading causes of the higher operating expenses in our existing markets:

•	increased payroll and related costs of $8.0 million primarily due to higher incentive-based pay, overtime pay, certain benefits and payroll taxes;
•	increased selling expenses of $3.2 million principally from higher fuel costs, credit card fees, and other selling expenses; and
•	increased bad debt expense of $2.5 million mainly due to an increased estimated allowance for potential bad debts;
partially offset by
•	decreased depreciation and amortization expense of $2.8 million from lower amortization of intangibles and reduced depreciation from the impact of low capital expenditures in recent years; and
•	savings in warehouse expenses of $0.9 million mainly from lower maintenance costs.

In YTD 2011, we expensed a total of $6.4 million for the amortization of intangible assets recorded under purchase accounting compared to $7.4 million in YTD 2010. Our existing market operating expenses as a percentage of net sales decreased to 18.3% in YTD 2011 from 18.7% in YTD 2010 due to the positive impact from the higher sales, partially offset by the impact from the above increases.

Interest Expense

Interest expense decreased $4.7 million to $10.0 million in YTD 2011 from $14.7 million in YTD 2010. This decrease was primarily due to lower debt and the expiration of certain interest rate derivatives in April 2010 that carried higher interest rates than the rates on our current derivatives. In addition, we benefited from lower interest rates on the portion of our debt no longer hedged.  Interest expense would have been $3.8 and $7.7 million less in YTD 2011 and YTD 2010, respectively, without the impact of our derivatives.

Income Taxes

Income tax expense was $18.2 million in YTD 2011, an effective tax rate of 39.4%, compared to $10.4 million in YTD 2010, an effective tax rate of 37.1%. Last year’s rate reflects a greater benefit from certain discrete items. We currently expect our full fiscal year 2011 effective income tax rate to be approximately 39.5%, excluding any future discrete items.

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

	Fiscal year 2011			Fiscal year 2010
	Qtr 1	Qtr 2	Qtr 3	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data)
	(unaudited)
Net sales	$404.8	$296.3	$540.7	$367.7	$285.4	$474.3	$482.6
Gross profit	94.8	65.2	126.7	88.3	61.1	104.3	106.4
Income (loss) from operations	19.8	(6.8)	43.1	18.5	(6.0)	30.2	30.8
Net income (loss)	$10.1	$(6.2)	$24.1	$7.8	$(6.5)	$16.3	$16.9

Earnings (loss) per share - basic	$0.22	$(0.13)	$0.52	$0.17	$(0.14)	$0.36	$0.37
Earnings (loss) per share - fully diluted	$0.22	$(0.13)	$0.51	$0.17	$(0.14)	$0.35	$0.37

Quarterly sales as % of year's sales				22.8%	17.7%	29.5%	30.0%
Quarterly gross profit as % of year's gross profit				24.5%	17.0%	29.0%	29.5%
Quarterly income from operations as % of
year's income from operations				25.2%	-8.1%	41.1%	41.9%

The calculations of the net losses per share for the second quarters of both years do not include the effects of outstanding stock awards since the impact would have been anti-dilutive.

Liquidity and Capital Resources

We had cash and cash equivalents of $108.0 million at June 30, 2011 compared to $82.1 million at June 30, 2010 and $117.1 million at September 30, 2010. Our net working capital was $391.1 million at June 30, 2011 compared to $361.0 million at June 30, 2010 and $367.6 million at September 30, 2010.

YTD 2011 Compared to YTD 2010

Our net cash provided by operating activities was $37.7 million in YTD 2011 compared to $26.0 million in YTD 2010. The higher cash from operations was principally due to the year over year increase in operating income of $13.4 million.  In working capital, a favorable increase in accounts payable and accrued expenses of $144.2 million was more than offset by unfavorable increases in accounts receivable, inventories and prepaid expenses and other assets of $49.5, $99.6, and $6.3 million, respectively. The increase in accounts payable and accrued expenses was primarily due to normal seasonal factors and a higher level of inventory purchases later in the period this year. The increase in accounts receivable was due to a normal seasonal change and the recent strong sales in the hail storm areas. Our days sales outstanding (calculated based on the ending accounts receivable balance and the most recent quarter’s sales) were up mainly due to a higher concentration of June sales this year. Inventory turns were relatively flat year over year, as the impact of this year’s larger build-up of inventory was offset by the impact of the higher sales. The larger inventory build-up was primarily due to more special buys and other purchases made in anticipation of price increases and stronger fourth quarter sales. Lastly, the increase in prepaid expenses and other assets was mostly due to higher amounts due from vendors for incentives, which resulted primarily from the increased special buys.

Net cash used by investing activities was $43.3 and $17.6 million in YTD 2011 and YTD 2010, respectively. Capital expenditures were $9.9 million in YTD 2011 compared to $5.5 million in YTD 2010. Proceeds from the sale of assets were $0.8 million greater in YTD 2011, mostly from the sale of a branch business and certain related assets. We spent $34.8 and $12.6 million on acquisitions in YTD 2011 and YTD 2010, respectively.  We expect full fiscal year 2011 capital expenditures to total between 0.8% to 1.0% of net sales, mostly dependent upon our sales volume and exclusive of the impact of branch openings.

Net cash used by financing activities was $3.8 and $9.0 million in YTD 2011 and YTD 2010, respectively. YTD 2011 net activities included $8.8 million of repayments under our credit facilities, which were net of $3.2 million of proceeds from new loans under our equipment financing facility, and $4.4 million of proceeds from exercises of stock options. YTD 2010 net financing activities also primarily reflected repayments under our credit facilities and proceeds from the exercises of stock options.

Capital Resources

Our principal source of liquidity at June 30, 2011 was our cash and cash equivalents of $108.0 million and our available borrowings of $160.9 million under revolving lines of credit, which takes into account all of the debt covenants, including the maximum consolidated leverage ratio and capital expenditures limit discussed below. Our borrowing base availability is determined primarily by trade accounts receivable, less outstanding borrowings and letters of credit. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets have been classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months.

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

The Credit Facility consists of a U.S. revolving credit facility of $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and provided an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $160.9 million available for revolver borrowings at June 30, 2011, which takes into account all of the debt covenants, including the maximum consolidated leverage ratio and capital expenditures limit discussed below, with less than $0.1 million outstanding under the US Revolver at an interest rate of 3.25%.  There were $4.6 million of outstanding standby letters of credit at June 30, 2011, June 30, 2010 and September 30, 2010. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.8 million, and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

Excess Cash Flow

        By May 15 of each fiscal year, we must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on our results for fiscal year 2010, a required payment of $7.0 million was made in January 2011. A payment of $7.0 million was also made in February 2010 for fiscal year 2009. The amount payable under this provision as of September 30, 2010 was classified as short-term debt. At this time, it is uncertain if we will need to make an accelerated payment for fiscal year 2011 and therefore no related amount has been reclassified to short-term debt.

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

       The US Revolver currently carries an interest rate at the base rate (3.25% at June 30, 2011), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75% (3.00% at June 30, 2011), and the Term Loan carries an interest rate of LIBOR plus 2% (approximately 2.26% at June 30, 2011). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year.

        Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

        On the last day of each fiscal quarter, our Consolidated Leverage Ratio (the ratio of our outstanding debt, net of cash on hand, to our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation), as more fully defined in the Credit Facility, must not be greater than 4.00:1.0. At June 30, 2011, this ratio was 1.89:1.

Capital Expenditures

        We cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

As of June 30, 2011, we were in compliance with these covenants.

Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries secure obligations under the Credit Facility.

Equipment Financing Facilities

        As of June 30, 2011, there was a total of $13.9 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 3.6% to 7.1% and payments due through March 2016. Our current facility provides financing for up to $5.5 million of purchased transportation and material handling equipment through May 15, 2012 at an interest rate approximately 2.75% above the 3-year term swap rate at the time of the advances.  No amounts were outstanding under the current facility at June 30, 2011.

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

        At June 30, 2011, we had $312.6 million of term loans outstanding under our Credit Facility, less than $0.1 million of borrowings under revolving lines of credit, and $13.9 million of equipment financing outstanding. Our weighted-average effective interest rate on that debt, after considering the effect of the interest rate swaps, was 4.00% at June 30, 2011 (4.03% at June 30, 2010).  At June 30, 2011, a hypothetical 10% increase in interest rates in effect at that date would have increased annual interest expense by only $0.2 million, since the majority of the interest expense was fixed by the financial derivatives.

        We enter into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The aggregate fair value of these swaps represented an unrealized loss of $8.3 million at June 30, 2011. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at June 30, 2011, would result in an aggregate unrealized gain or (loss) in value of the swaps of approximately $0.2 million or ($0.2) million, respectively.

Financial Derivatives

        As discussed above, we use interest rate derivative instruments to manage our exposure related to fluctuating cash flows from changes in interest rates by converting a portion of our variable-rate borrowings into fixed-rate borrowings. As of June 30, 2011, we had the following interest rate derivative instruments outstanding: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50 million interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%. These interest rate swaps expire in April 2013.

Foreign Exchange Risk

        There have been no material changes from what we reported in our Form 10-K for the year ended September 30, 2010.

Item 4.    Controls and Procedures

        As of June 30, 2011, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")). Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signature Page

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2011.

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