Form 10-K
period 2011-09-30
BEACON ROOFING SUPPLY INC
filed 2011-11-29
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2011

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

        The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the end of the second quarter ended March 31, 2011 was $930,114,110.

        The number of shares of common stock outstanding as of November 1, 2011 was 46,157,146.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

  Table of Contents
BEACON ROOFING SUPPLY, INC.

Index to Annual Report
on Form 10-K

Year Ended September 30, 2011

2 of 65

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

3 of 65

 PART I

  ITEM 1.    BUSINESS

Overview

                   We are one of the largest distributors of residential and non-residential roofing materials in the United States and Canada. We also distribute other complementary building materials, including siding, windows, specialty lumber products and waterproofing systems for residential and nonresidential building exteriors. We currently operate 194 branches in 38 states and 6 Canadian provinces, carrying up to 10,000 SKUs and serving approximately 40,000 customers. We are a leading distributor of roofing materials in key metropolitan markets in the Northeast, Mid-Atlantic, Midwest, Central Plains, South and Southwest regions of the United States and across Canada.

                   For the fiscal year ended September 30, 2011 (“fiscal year 2011” or “2011”), residential roofing products comprised 46% of our sales, non-residential roofing products accounted for 40% of our sales, and siding, waterproofing systems, windows, specialty lumber and other exterior building products provided the remaining 14% of our sales.

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

We have achieved our growth through a combination of seventeen strategic and complementary acquisitions between fiscal years 2001 and 2011, opening new branch locations, acquiring branches and broadening our product offering. We have grown from $415.1 million in sales in fiscal year 2001 to $1.817 billion in sales in fiscal year 2011, which represents a ten-year compound annual growth rate of 15.9%.  Our internal growth, which includes growth from existing and newly opened branches but excludes growth from acquired branches, averaged 3.6% per annum over the same period. Acquired branches are excluded from internal growth measures until they have been under our ownership for at least four full fiscal quarters at the start of the reporting period. During this eleven-year period, we opened thirty-three new branch locations (of which we have only closed two), while our same store sales increased an average of 0.3% per annum. Same store sales are defined as the aggregate sales from branches open for the entire comparable annual periods within the eleven-year period. Income from operations has increased from $18.7 million in fiscal year 2001 to $103.7 million in fiscal year 2011, which represents a compound annual growth rate of 18.7%. We believe that our proven business model can deliver industry-leading growth and operating profit margins.

                    In fiscal year 2011, our sales and income from operations increased 12.9% and 41.0%, respectively, over fiscal year 2010. We had 254 business days in fiscal year 2011, while fiscal year 2010 had 253 days. We acquired six new branches, opened three branches and closed three branches during fiscal year 2011.

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

4 of 65

History

               Our predecessor, Beacon Sales Company, Inc., was founded in Charlestown, Massachusetts (a part of Boston) in 1928. In 1984, when our former Chairman Andrew Logie acquired Beacon Sales Company with other investors, Beacon operated three distribution facilities and generated approximately $16 million in annual revenue. In August 1997, Code, Hennessy & Simmons III, L.P., a Chicago-based private equity fund, and certain members of management, purchased Beacon Sales Company to use it as a platform to acquire leading regional roofing materials distributors throughout the United States and Canada. At the time of the purchase by Code Hennessy and management, Beacon Sales Company operated seven branches in New England and generated approximately $72 million of revenue annually, primarily from the sale of non-residential roofing products. Since 1997, we have made twenty-five strategic and complementary acquisitions. Also since 1997, we have opened a total of thirty-eight new branches (of which we have only closed two). We have also expanded our product offerings to offer more residential roofing products and complementary exterior building materials and related services. Our strategic acquisitions, branch expansions, and product line extensions have increased the diversity of both our customer base and local market focus and generated cost savings through increased purchasing power and reduced overhead expenses as a percentage of net sales. We completed an initial public offering ("IPO") and became a public company in September 2004, and completed a follow-on stock offering in December 2005.

                   We were incorporated in Delaware in 1997. Our principal executive offices are located at One Lakeland Park Drive, Peabody, MA 01960 and our telephone number is (978) 535-7668. Our Internet website address is www.beaconroofingsupply.com.

U.S. Industry Overview

                   The U.S. roofing market, based upon an early 2010 industry report, the latest available to us, and based upon manufacturer sales to distributors and others, was estimated to be approximately $15.0 billion in 2009 and is projected to grow 3.6% annually through 2014 to $17.9 billion. We believe this rate of growth is within the range of the stable long-term growth rates in the industry over the past 40 years.

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

5 of 65

                   Within the new construction portion of the residential roofing market, housing starts together with larger average roof sizes have supported prior growth in new residential roofing demand. Although new housing starts were up slightly in 2010, they declined during 2006 through 2009, and again in 2011, and the pace may continue at the lower levels or decline further again in the near future.

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

                   These complementary products also significantly contribute to the overall building products market. The U.S. siding market was approximately $7.8 billion in 2009, while the U.S. window and door industry was approximately $26.3 billion in 2009, the most recent information available to us. Both of these markets have been negatively impacted by the decline in new housing starts in recent years but both siding and windows and doors are expected to grow at higher rates than the roofing industry over the next several years.

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

6 of 65

•
Strong platform for growth and acquisition.     Over the period from 1997 through 2011, we increased revenue at rates well in excess of the growth in the overall roofing materials distribution industry. We have expanded our business through strategic acquisitions, new branch openings, branch acquisitions and the diversification of our product offering. We have successfully acquired companies and, for most of them, improved their financial and operating performance after acquisition.

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

Growth Strategies

                   Our objective is to become the preferred supplier of roofing and other exterior building product materials in the U.S. and Canadian markets while continuing to increase our revenue base and maximize our profitability. We plan to attain these goals by executing the following strategies:

•
Pursue acquisitions of regional market-leading roofing materials distributors.     Acquisitions are an important component of our growth strategy. We believe that there are significant opportunities to grow our business through disciplined, strategic acquisitions. With only a few large, well-capitalized competitors in the industry, we believe we can continue to build on our distribution platform by successfully acquiring additional roofing materials distributors. Between 1998 and 2011, we successfully integrated twenty-three strategic and complementary acquisitions and there have been two additional acquisitions since the end of 2011.

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

Products and Services

Products

                   The ability to provide a broad range of products is essential in roofing materials distribution. We carry one of the most extensive arrays of high-quality branded products in the industry, enabling us to deliver products to our customers on a timely basis. We are able to fulfill approximately 99% of our warehouse orders through our in-stock inventory as a result of the breadth and depth of our inventory at our branches. Our product portfolio includes residential and non-residential roofing products as well as complementary building products such as siding, windows and specialty lumber products. Our product lines are designed primarily to meet the requirements of both residential and non-residential roofing contractors.

7 of 65

Product Portfolio
Residential roofing	Non-residential roofing
Products	Products	Complementary building products

		Siding	Windows/Doors
Asphalt shingles	Single-ply roofing	Vinyl siding	Vinyl windows
Synthetic slate and tile	Asphalt	Red, white and yellow	Aluminum windows
Clay tile	Metal	cedar siding	Wood windows
Concrete tile	Modified bitumen	Fiber cement siding	Turn-key windows
Slate	Built-up roofing	Soffits	Wood doors
Nail base insulation	Cements and coatings	House wraps	Patio doors
Metal roofing	Insulation—flat stock	Vapor barriers
Felt	and tapered	Stone veneer
Wood shingles and	Commercial fasteners
shakes	Metal edges and	Other	Specialty Lumber
Nails and fasteners	flashings	Waterproofing systems	Redwood
Metal edgings and	Skylights, smoke vents	Building insulation	Red cedar decking
flashings	and roof hatches	Air barrier systems	Mahogany decking
Prefabricated flashings	Sheet metal, including	Gypsum	Pressure treated lumber
Ridges and soffit vents	copper, aluminum	Moldings	Fire treated plywood
Gutters and	and steel	Patio covers	Synthetic decking
downspouts	Other accessories	Cultured stone	PVC trim boards
Other accessories			Millwork
Custom millwork

                   The products that we distribute are supplied by the industry's leading manufacturers of high-quality roofing materials and related products, such as Alcoa, Atlas, BPCO, Carlisle, CertainTeed, Continental Materials, Dow, Firestone, GAF Materials, IKO, James Hardie, Johns Manville, Mid-States Asphalt, Owens Corning, Simonton, Tamko and Revere Copper.

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

8 of 65

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

                   As evidenced by the fact that a significant number of our customers have relied on us or our predecessors as their vendor of choice for decades, we believe that we have strong customer relationships that our competitors cannot easily displace or replicate. No single customer accounts for more than 2% of our revenues.

Sales and Marketing

Sales strategy

                   Our sales strategy is to provide a comprehensive array of high-quality products and superior value-added services to residential and non-residential roofing contractors reliably, accurately and on time. We fulfill approximately 99% of our warehouse orders through our in-stock inventory as a result of the breadth and depth of our inventory at our local branches. We believe that our focus on providing superior value-added services and our ability to fulfill orders accurately and rapidly enables us to attract and retain customers.

Sales organization

                   We have attracted and retained an experienced sales force of about 950 people who are responsible for generating revenue at the local branch level. The expertise of our salespeople helps us to increase sales to existing customers and add new customers.

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

                   In addition to our outside and inside sales forces, we represent certain manufacturers for particular manufacturers' products. Currently, we have developed relationships with Carlisle, Johns Manville, Owens Corning and Firestone on this basis. We currently employ 44 representatives who act as liaisons (on behalf of property owners, architects, specifiers and consultants) between these roofing materials manufacturers and professional contractors.

Marketing

                   In order to capitalize on the local customer relationships that we have established and benefit from the brands developed by our regions, we have maintained the trade names of most of the businesses that we have acquired. These trade names—such as Alabama Roofing Supply, Beacon Roofing Supply Canada Company, Beacon Sales Company, Best Distributing Company, Coastal Metal Service, Dealer's Choice, GLACO, Groupe Bedard, Entrepot de la Toiture, JGA Beacon, Lafayette Wood Works, North Coast Commercial Roofing Systems, Mississippi Roofing Supply, Pacific Supply Company, Quality Roofing Supply Company, Roof Depot, RSM Supply, Roofing and Sheet Metal Supply, Shelter Distribution, Southern Roof Center, The Roof Center, West End Roofing Siding and Windows, West End Lumber Company,  Louisiana Roofing Supply, Posi-Slope, Posi-Pentes, Wholesale Roofing Supply, Enercon Products, The Roofing Connection and Fowler & Peth—are well-known in the local markets in which the respective branches compete and are associated with high-quality products and customer service.

9 of 65

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

Purchasing and Suppliers

                   Our status as a leader in our core geographic markets, as well as our reputation in the industry, has allowed us to forge strong relationships with numerous manufacturers of roofing materials and related products, including Alcoa, Atlas, BPCO, Carlisle, CertainTeed, Continental Materials, Dow, Firestone, GAF Materials, IKO, James Hardie, Johns Manville, Mid-States Asphalt, Owens Corning, Simonton, Tamko and Revere Copper.

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

Operations

Facilities

                   Our network of 194 branches serves metropolitan areas in 38 states and 6 Canadian provinces. This network has enabled us to effectively and efficiently serve a broad customer base and to achieve a leading market position in each of our core geographic markets.

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

Fleet

                   Our distribution infrastructure supports over 450,000 deliveries annually. To accomplish this, we maintained a dedicated owned fleet of 510 straight trucks, 266 tractors and 393 trailers as of September 30, 2011. Nearly all of our delivery vehicles are equipped with specialized equipment, including 726 truck-mounted forklifts, cranes, hydraulic booms and conveyors, which are necessary to deliver products to rooftop job sites in an efficient and safe manner.

                   Our branches focus on providing materials to customers who are located within a two-hour radius of their respective facilities. We typically make deliveries five days per week.

Management information systems

                   We have fully integrated management information systems. Our systems are consistently implemented across our branches and acquired businesses are promptly moved to our system following acquisition. Our systems support every major internal operational function, except payroll, providing complete integration of purchasing, receiving, order processing, shipping, inventory management, sales analysis and accounting. The same databases are shared within the systems, allowing our branches to easily acquire products from other branches or schedule deliveries by other branches, greatly enhancing our customer service. Our systems also include a sophisticated pricing matrix which allows us to refine pricing by region, branch, type of customer, customer, or even a specific customer project. In addition, our systems allow us to monitor all branch and regional performance centrally. We have centralized many functions to leverage our size, including accounts payable, insurance, payroll, employee benefits, vendor relations, and banking.

10 of 65

                   All of our branches are connected to our IBM AS400 computer network by secure Internet connections or private data lines. We maintain a second IBM AS400 as a disaster recovery system, and information is backed up to this system throughout each business day. We have the capability of electronically switching our domestic operations to the disaster recovery system.

                   We have created a financial reporting package that allows us to send branches information they can use to compare branch by branch financial performance, which we believe is essential to operating each branch efficiently and more profitably. We have also developed a benchmarking report which enables us to compare all of our branches' and regions’ performance in 12 critical areas.

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

Employees

                   As of September 30, 2011, we had 2,294 employees, consisting of 687 in sales and marketing, 275 in branch management, including supervisors, 999 warehouse workers, helpers and drivers, and 333 general and administrative personnel. We believe that our employee relations are good. Twenty-seven employees are currently represented by labor unions.

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

11 of 65

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

                   Our future success is highly dependent upon the services of Robert Buck, Executive Chairman of the Board, Paul Isabella, President and Chief Executive Officer, and David Grace, Executive Vice President and Chief Financial Officer. Our success will continue to depend to a significant extent on our executive officers and key management personnel, including our regional vice presidents. We do not have key man life insurance covering any of our executive officers. We may not be able to retain our executive officers and key personnel or attract additional qualified management. The loss of any of our executive officers or other key management personnel, or our inability to recruit and retain qualified personnel, could hurt our ability to operate and make it difficult to execute our acquisition and internal growth strategies.

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

                   We sell a portion of our products for new residential and non-residential construction. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including credit availability, interest rates, employment levels, and consumer confidence. Downturns in the regions and markets we serve could result in lower revenues and, since many of our expenses are fixed, lower profitability. New housing starts declined or were up only slightly during the 2009 through 2011 years and the pace may continue at the lower levels or decline again further. Commercial construction activity declined in 2009 and 2010 but increased slightly in 2011. Tougher economic conditions, including tighter availability of commercial credit, contributed to the 2009-2010 decline in new commercial projects and, to a lesser extent, a decline in re-roofing projects, and may have a negative effect on current and future levels of construction, especially new non-residential construction.

12 of 65

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

                   We believe our management information systems are a competitive advantage in maintaining our leadership position in the roofing distribution industry. If we experience problems with our management information systems, we could experience, among other things, product shortages and/or an increase in accounts receivable. Any failure by us to properly maintain and protect our management information systems could adversely impact our ability to attract and serve customers and could cause us to incur higher operating costs and experience delays in the execution of our business plan.

An impairment of goodwill and/or other intangible assets could reduce net income.

                   Acquisitions frequently result in the recording of goodwill and other intangible assets. At September 30, 2011, goodwill represented approximately 33% of our total assets. Goodwill is not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. Our accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine the fair values of our reporting units by using both a market and income approach.

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

                   We may require additional equity or further debt financing in order to consummate an acquisition or for additional working capital for expansion or if we suffer more than seasonally expected losses. In the event additional equity or debt financing is unavailable to us, we may be unable to expand or make acquisitions and our stock price may decline as a result of the perception that we have more limited growth prospects.

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

 ITEM 1B.    UNRESOLVED STAFF COMMENTS

                   None.

13 of 65

ITEM 2.    PROPERTIES

                   We lease 197 facilities as of November 1, 2011, including our headquarters and other support facilities, throughout the United States and Canada. These leased facilities range in size from approximately 1,500 square feet to 137,000 square feet. In addition, we own thirteen sales/warehouse facilities located in Manchester, New Hampshire; Reading, Pennsylvania; Montreal, Quebec (2); Sainte-Foy, Quebec; Delson, Quebec; Salisbury, Maryland; Hartford, Connecticut; Cranston, Rhode Island; Lancaster, Pennsylvania; Jacksonville, Florida; Easton, Maryland; and Manassas, Virginia. These owned facilities range in size from 11,500 square feet to 68,000 square feet. We also own a parcel of land in Trois Rivieres, Quebec. All of the owned properties are mortgaged to our senior lenders. We believe that our properties are in good operating condition and adequately serve our current business operations.

                   As of November 1, 2011, our 194 branches, a few with multiple leased facilities or combined facilities, and 10 other facilities were located in the following states and provinces:

State	Number of Branches	Other
Alabama	5
Arkansas	4
California	4
Colorado	6	4
Connecticut	2	1
Delaware	2
Florida	6	1
Georgia	5
Illinois	7
Indiana	6
Iowa	1
Kansas	4
Kentucky	4
Louisiana	4	1
Maine	1
Maryland	13	1
Massachusetts	9
Michigan	3
Minnesota	2
Mississippi	2
Missouri	5
Nebraska	4
New Hampshire	1
New Jersey	1
New Mexico	1
New York	1
North Carolina	11
Ohio	4
Oklahoma	3
Pennsylvania	13
Rhode Island	1
South Carolina	4
Tennessee	5
Texas	19
Vermont	1
Virginia	9	1
West Virginia	2
Wyoming	2
Subtotal—U.S.	177	9

Canadian Provinces
Alberta	2
Saskatoon	2
British Columbia	2
Ontario	4	1
Quebec	6
Nova Scotia	1
Subtotal—Canada	17	1
Total	194	10

14 of 65

 ITEM 3.    LEGAL PROCEEDINGS

                   From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.

15 of 65

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                   Our common stock trades on The NASDAQ Global Select Market under the symbol "BECN". The following table lists quarterly information on the price range of our common stock based on the high and low reported sale prices for our common stock as reported by NASDAQ for the periods indicated below:

	High	Low

Year ended September 30, 2010:

First quarter	$16.89	$14.31
Second quarter	$19.31	$16.00
Third quarter	$22.81	$18.02
Fourth quarter	$18.50	$13.76

Year ended September 30, 2011:

First quarter	$18.30	$14.22
Second quarter	$21.70	$17.87
Third quarter	$22.82	$19.35
Fourth quarter	$23.24	$14.89

                   There were 32 holders of record of our common stock as of November 1, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

                   No purchases of our equity securities were made by us or any affiliated entity during the fourth quarter of the year ended September 30, 2011.

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

16 of 65

Performance Graph

                   The following graph compares the cumulative total shareholder return (including reinvestment of dividends) of Beacon Roofing Supply, Inc.'s common stock based on its market prices, beginning with the start of fiscal year 2007 and each fiscal year thereafter, with (i) the Nasdaq Index and (ii) the S&P 1500 Building Products Index.

The line graph assumes that $100 was invested in our common stock, the Nasdaq Index and the S&P 1500 Building Products Index on September 30, 2006. The closing price of our common stock on September 30, 2011 was $15.99. The stock price performance of Beacon Roofing Supply, Inc.'s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

17 of 65

ITEM 6.    SELECTED FINANCIAL DATA

                   You should read the following selected financial information together with our financial statements and related notes and "Management's discussion and analysis of financial condition and results of operations" also included in this Form 10-K. We have derived the statement of operations data for the years ended September 30, 2011, September 30, 2010 and September 30, 2009, and the balance sheet information at September 30, 2011 and September 30, 2010, from our audited financial statements included in this Form 10-K. We have derived the statements of operations data for the years ended September 30, 2008 and September 30, 2007, and the balance sheet data at September 30, 2009, September 30, 2008 and September 30, 2007, from our audited financial statements not included in this Form 10-K.

Statement of operations data

(Dollars in Thousands)	Fiscal year ended September 30,

	2011	2010	2009	2008	2007

Net sales	$1,817,423	$1,609,969	$1,733,967	$1,784,495	$1,645,785
Cost of products sold	1,397,798	1,249,869	1,322,845	1,364,487	1,271,868

Gross profit	419,625	360,100	411,122	420,008	373,917

Operating expenses	315,883	286,583	301,913	325,298	304,109

Income from operations	103,742	73,517	109,209	94,710	69,808
Interest expense	(13,364)	(18,210)	(22,887)	(25,904)	(27,434)
Income taxes	(31,158)	(20,781)	(33,904)	(28,500)	(17,095)

Net income	$59,220	$34,526	$52,418	$40,306	$25,279

Net income per share
Basic	$1.29	$0.76	$1.16	$0.91	$0.57
Diluted	$1.27	$0.75	$1.15	$0.90	$0.56
Weighted average shares outstanding
Basic	45,919,198	45,480,922	45,007,313	44,346,293	44,083,915
Diluted	46,753,152	46,031,593	45,493,786	44,959,357	44,971,932

Other financial and operating data:
Depreciation and amortization	$25,060	$27,773	$30,389	$34,240	$32,863
Capital expenditures (excluding acquisitions)	$14,433	$10,268	$14,277	$5,739	$23,132
Number of branches at end of period	185	179	172	175	178

Balance sheet data

	September 30,
(In Thousands)	2011	2010	2009	2008	2007

Cash and cash equivalents	$143,027	$117,136	$82,742	$26,038	$6,469

Total assets	$1,156,964	$1,042,189	$1,040,786	$1,067,816	$1,006,660

Borrowings under revolving lines of credit,
current portions of long-term debt and
other obligations	$15,605	$15,734	$15,092	$19,926	$34,773

Long-term debt, net of current portions:
Senior notes payable and other obligations	$301,544	$311,771	$322,090	$332,500	$343,000
Other long-term obligations	9,967	11,910	16,257	25,143	31,270

	$311,511	$323,681	$338,347	$357,643	$374,270

Stockholders' equity	$538,427	$468,844	$423,573	$366,701	$323,850

Note: 2011 income taxes included a one-time benefit of $5,060, or $0.11 income per diluted share, associated with a change in the tax status of our Canadian operations.

18 of 65

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

                   We currently carry up to 10,000 SKUs through 194 branches in the United States and Canada. In fiscal year 2011, approximately 92% of our net sales were in the United States. We stock one of the most extensive assortments of high-quality branded products in the industry, enabling us to deliver products to our customers on a timely basis.

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

   Our growth strategy includes both internal growth (opening branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. Our main acquisition strategy is to target market leaders in geographic areas that we do not service. Our May 2011 acquisition of Enercon Products (“Enercon”) is one example of this approach. Enercon is a roofing distributor with six locations in Western Canada. Headquartered within its branch in Edmonton, Enercon also has branches in Calgary, Regina and Saskatoon and two branches in Vancouver, with no branch overlap with our existing operations. In addition, we also acquire smaller companies to supplement branch openings within existing markets. Our April 2010 acquisition of Louisiana Roofing Supply, a single location distributor of residential and commercial roofing products located in Baton Rouge, Louisiana, which we integrated into our West End Roofing Siding and Windows region in the Southwest, is an example of such an acquisition.

General

                   We sell all materials necessary to install, replace and repair residential and non-residential roofs, including:

●	shingles;
●	single-ply roofing;
●	metal roofing and accessories;
●	modified bitumen;
●	built up roofing;
●	insulation;
●	slate and tile;
●	fasteners, coatings and cements; and
●	other roofing accessories.

                   We also sell complementary building products such as:

●	vinyl siding;
●	doors, windows and millwork;
●	wood and fiber cement siding;
●	residential insulation; and
●	waterproofing systems.

19 of 65

The following is a summary of our net sales by product group (in thousands) for the last three full fiscal years (“2011”, “2010” and “2009”). Percentages may not total due to rounding.

	Year Ended
	September 30, 2011		September 30, 2010		September 30, 2009
	Net Sales	Mix	Net Sales	Mix	Net Sales	Mix

Residential roofing products	$845,570	46.5%	$748,007	46.5%	$898,796	51.8%
Non-residential roofing products	723,627	39.8%	619,348	38.5%	598,789	34.5%
Complementary building products	248,226	13.7%	242,614	15.1%	236,382	13.6%

	$1,817,423	100.0%	$1,609,969	100.0%	$1,733,967	100.0%

We have approximately 40,000 customers, none of which represents more than 2% of our net sales. Many of our customers are small to mid-size contractors with relatively limited capital resources. We maintain strict credit approval and review policies, which has helped to keep losses from customer receivables within our expectations. In 2011, bad debts were slightly higher than normal levels at 0.4% of net sales but still within our tolerance in consideration of the continued challenging economic and credit climate.

Our expenses consist primarily of the cost of products purchased for resale, labor, fleet, occupancy, and selling and administrative expenses. We compete for business and may respond to competitive pressures at times by lowering prices in order to maintain our market share.

Since 1997, we have made twenty-five strategic and complementary acquisitions and opened 38 new branches (two of which have been closed). We opened three new branches in 2011, none in 2010 and three in 2009. We slowed the pace of new branch openings since 2007, mostly as a result of the economic downturn. Typically, when we open a new branch, we transfer a certain level of existing business from an existing branch to the new branch. This allows the new branch to commence with a base business and also allows the existing branch to target other growth opportunities.

In managing our business, we consider all growth, including the opening of new branches, to be internal growth unless it is a result of an acquisition. In our management's discussion and analysis of financial condition and results of operations, when we refer to growth in existing markets, we include growth from existing and newly-opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the reporting period. Our average annual internal sales growth over the seven fiscal years since our IPO was 3.1%. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

Results of operations

The following discussion compares our results of operations for 2011, 2010 and 2009.

The following table shows, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods presented. Percentages may not total due to rounding.

	Year ended
	September 30,	September 30,	September 30,
	2011	2010	2009

Net sales	100.0%	100.0%	100.0
Cost of products sold	76.9	77.6	76.3

Gross profit	23.1	22.4	23.7

Operating expenses	17.4	17.8	17.4

Income from operations	5.7	4.6	6.3
Interest expense	(0.7)	(1.1)	(1.3)

Income before income taxes	5.0	3.4	5.0
Income taxes	(1.7)	(1.3)	(2.0)

Net income	3.3%	2.1%	3.0%

20 of 65

2011 compared to 2010

The following table shows a summary of our results of operations for 2011 and 2010, broken down by existing markets and acquired markets.

	Existing Markets		Acquired Markets		Consolidated
(in thousands)	2011	2010	2011	2010	2011	2010

Net sales	$1,730,267	$1,583,687	$87,156	$26,282	$1,817,423	$1,609,969

Gross profit	399,262	355,000	20,363	5,080	419,625	360,080
Gross margin	23.1%	22.4%	23.4%	19.3%	23.1%	22.4%

Operating expenses	296,666	280,342	19,217	6,221	315,883	286,563
Operating expenses as a % of net sales	17.1%	17.7%	22.0%	23.7%	17.4%	17.8%

Operating income (loss)	$102,596	$74,658	$1,146	$(1,141)	$103,742	$73,517
Operating margin	5.9%	4.7%	1.3%	-4.3%	5.7%	4.6%

Net Sales

Consolidated net sales increased $207.5 million, or 12.9%, to $1,817.4 million in 2011 from $1,610.0 million in 2010. Existing market sales increased $146.6 million or 9.3% (8.8% based on the same number of business days), while acquired market sales increased $60.9 million due to a full year’s sales impact from the 2010 acquisitions and the impact from the May 2011 Enercon acquisition. We attribute the existing market sales increase primarily to the following factors:

•	strong growth in the markets affected by this spring’s hail storms;
•	continued strong growth in non-residential roofing activity in most of the other regions; and
•	industry-wide increases in asphalt shingle and other prices;
partially offset by:
•	volume declines in residential re-roofing activity in a few regions.

In 2011, we acquired six branches, opened three new branches, and closed three branches. We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our net product costs and invoiced gross margins, and since last year we experienced an approximate 4% increase in residential roofing product costs and approximately 4-7% increases in non-residential and complementary product costs. The net impact of these factors increased our overall net product costs by approximately 5%, although we believe average sales prices may have increased at a slightly higher rate as mentioned in the discussion of gross profit below. We had 254 business days in 2011 compared to 253 in 2010. Net sales, excluding acquired branches, increased in every geographical region as follows: Northeast 9.9%; Mid-Atlantic 8.5%; Southeast 1.0%; Southwest 6.0%; Midwest 15.8%; West 18.7%; and Canada 1.3%. These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity.

The product group sales for our existing markets were as follows:

For the Fiscal Years Ended

							% Change Based
							On Average Sales
	2011		2010		Change		Per Business Day
(dollars in millions)	Net Sales	Mix	Net Sales	Mix

Residential roofing products	$801.7	46.3%	$736.9	46.5%	$64.8	8.8%	8.4%
Non-residential roofing products	683.9	39.5%	606.3	38.3%	77.6	12.8%	12.4%
Complementary building products	244.7	14.1%	240.5	15.2%	4.2	1.7%	1.3%

	$1,730.3	100.0%	$1,583.7	100.0%	$146.6	9.3%	8.8%

21 of 65

For 2011, our acquired markets recognized sales of $43.9, $39.7 and $3.6 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The 2011 existing market sales of $1,730.3 million plus the sales from acquired markets of $87.2 million agrees (rounded) to our reported total 2011 sales of $1,817.4 million.  For 2010, our acquired markets recognized sales of $11.1, $13.1 and $2.1 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The 2010 existing market sales of $1,583.7 million plus the sales from acquired markets of $26.3 million agrees to our reported total 2010 sales of $1,610.0 million. Prior year sales by product group are presented in a manner consistent with the current year’s product classifications. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

	2011	2010	Change
	(dollars in millions)

Gross profit	$419.6	$360.1	$59.5		16.5%
Existing markets	399.3	355.0	44.3		12.5%

Gross margin	23.1%	22.4%		0.7%
Existing markets	23.1%	22.4%		0.7%

Our existing market gross profit increased $44.3 million or 12.5% in 2011, while our acquired market gross profit increased $15.3 million.  Our overall and existing market gross margins increased to 23.1% from 22.4% in 2011 from 2010. The 2010 margin rate was lower than the historical average rate due to a more competitive market and low demand in 2010. In 2011, there was more storm demand and average selling prices increased in most of our markets, which allowed us to generate gross margins more consistent with our historical results. In addition, we were able to increase our inventory levels ahead of certain vendor price increases.  However, our mix of non-residential product sales, which generally have lower gross margins, increased slightly in 2011.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins than our warehouse sales, represented 20.4% and 20.3% of our net sales in 2011 and 2010, respectively. This slight increase in the percentage of direct sales was primarily attributable to the slightly higher mix of non-residential roofing product sales, which are more commonly facilitated by direct shipment. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

	2011	2010	Change
	(dollars in millions)
Operating expenses	$315.9	$286.6	$29.3		10.2%
Existing markets	296.7	280.3	16.3		5.8%

Operating expenses as a % of sales	17.4%	17.8%		-0.4%
Existing markets	17.1%	17.7%		-0.6%

Operating expenses in our existing markets increased by $16.3 million or 5.8% in 2011 to $296.7 million from $280.3 million in 2010, while our acquired market expenses increased $13.0 million. The following factors were the leading causes of the higher operating expenses in our existing markets:

•
increased payroll and related costs of $12.0 million due to higher incentive-based and overtime pay, primarily associated with our higher sales and operating results, along with higher related payroll taxes and certain benefits;

•	increased selling expenses of $5.4 million principally from higher fuel costs, outsourced trucking expenses, credit card fees and other selling expenses; and
•	increased bad debt expense of $3.3 million mainly due to an increased estimated allowance for potential bad debts;
partially offset by
•	decreased depreciation and amortization expense of $3.8 million from lower amortization of intangibles and reduced depreciation from the impact of low capital expenditures in recent years; and
•	savings in warehouse expenses of $0.5 million mainly from lower maintenance costs.

In 2011, we expensed a total of $8.6 million for the amortization of intangible assets recorded under purchase accounting compared to $9.9 million in 2010. Our existing market operating expenses as a percentage of net sales decreased to 17.1% in 2011 from 17.7% in 2010 due to the positive impact from the higher sales, partially offset by the impact from the above increases.

22 of 65

Interest Expense

Interest expense decreased $4.8 million to $13.4 million in 2011 from $18.2 million in 2010. This decrease was primarily due to lower debt and the expiration of certain interest rate derivatives in April 2010 that carried higher interest rates than the rates on our current derivatives. In addition, we benefited from low interest rates on the portion of our debt no longer hedged.  Interest expense would have been $5.1 and $8.9 million less in 2011 and 2010, respectively, without the impact of our derivatives.

Income Taxes

Income tax expense was $31.2 million in 2011, an effective tax rate of 34.5%, compared to $20.8 million in 2010, which was an effective tax rate of 37.6%. This year’s income tax expense includes the beneficial impact of $5.1 million, $0.11 diluted earnings per share, from the reversal of the net deferred tax liability associated with a change in the tax status of our Canadian operations as discussed below. Without that benefit, our effective tax rate would have been approximately 40.1% in 2011, while we expect our annual tax rate to average  approximately 39.0% to 39.5% going forward, excluding any future discrete items. The 2010 effective rate included benefits totaling $1.4 million from reversals of certain discrete tax reserves and releases of valuation allowances on certain deferred tax assets.

During the fourth quarter of 2011, our request to have our Canadian subsidiary (Beacon Roofing Supply Canada Company or “BRSCC”) treated as a Controlled Foreign Corporation (“CFC”), retroactive to October 1, 2009, was approved by the IRS. BRSCC was previously treated as a “pass-through” or disregarded entity for U.S. federal income tax purposes. Subsequent to October 1, 2009, BRSCC’s taxable income, which reflects all of our Canadian operations, is being taxed only in Canada and would generally be taxed in the U.S. only upon an actual or deemed distribution. We expect to indefinitely reinvest BRSCC’s earnings and therefore no U.S. deferred tax asset or liability for the differences between the book basis and the tax basis of BRSCC will be recorded in the foreseeable future. Unremitted earnings of $25.4 million were considered permanently reinvested at September 30, 2011. A quantification of the associated deferred tax liability on those unremitted earnings of BRSCC has not been made, as the determination of such liability is not practicable.

ASC 740 provides that the effect of an election for a voluntary change in tax status is recognized for accounting purposes on the approval date. Therefore all of the associated adjustments to our income tax accounts for the above approved election were recorded in the fourth quarter of 2011, including the adjustments resulting from a lower Canadian tax rate compared to the U.S. tax rate in 2011 and 2010. Deferred assets and liabilities that were recorded over the time BRSCC was treated as a pass-through entity were derecognized and the resulting impact of $5.1 million was included in income from continuing operations, including the reversal of a deferred tax liability of $3.2 million previously reported as a component of other comprehensive income. The reversal was recorded in current year earnings as backwards tracing of such amounts to other comprehensive income is prohibited.

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

23 of 65

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

24 of 65

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

Interest Expense

Interest expense decreased $4.7 million to $18.2 million in 2010 from $22.9 million in 2009. This decrease was primarily due to lower debt and the expiration of certain interest derivatives that carried higher interest rates than the rates on our current derivatives and lower variable interest rates on the unhedged components of our debt.  Interest expense would have been $8.9 and $8.3 million less in 2010 and 2009, respectively, without the impact of our derivatives.

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

Certain quarterly financial data

The following table sets forth certain unaudited quarterly data for the fiscal years 2011 and 2010 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends. Totals may not total due to rounding.

25 of 65

	Fiscal year 2011				Fiscal year 2010
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data)
	(unaudited)
Net sales	$404.8	$296.3	$540.7	$575.6	$367.7	$285.4	$474.3	$482.6
Gross profit	94.8	65.2	126.7	132.9	88.3	61.1	104.3	106.4
Income (loss) from operations	19.8	(6.8)	43.1	47.6	18.5	(6.0)	30.2	30.8
Net income (loss)	$10.1	$(6.2)	$24.1	$31.3	$7.8	$(6.5)	$16.3	$16.9

Earnings (loss) per share - basic	$0.22	$(0.13)	$0.52	$0.68	$0.17	$(0.14)	$0.36	$0.37
Earnings (loss) per share - fully diluted	$0.22	$(0.13)	$0.51	$0.67	$0.17	$(0.14)	$0.35	$0.37

Quarterly sales as % of year's sales	22.3%	16.3%	29.8%	31.7%	22.8%	17.7%	29.5%	30.0%
Quarterly gross profit as % of year's gross profit	22.6%	15.5%	30.2%	31.7%	24.5%	17.0%	29.0%	29.5%
Quarterly income (loss) from operations as % of year's income from operations	19.1%	-6.6%	41.6%	45.9%	25.2%	-8.1%	41.1%	41.9%

Earnings in the fourth quarter of 2011 included the beneficial impact of $5.1 million, $0.11 diluted earnings per share, from the reversal of a net deferred tax liability associated with a change in the tax status of our Canadian operations as discussed above and in Note 12.

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. In general, we have been able to pass on price increases from our vendors to our customers in a timely manner. Although we experienced fluctuations in average inventory prices that were consistent throughout the industry during 2011 (mostly declining in the first half and mostly increasing in the second half), inflation and changing prices did not have a material impact on our net operating results in 2011 or 2010.

Liquidity and capital resources

 We had cash and cash equivalents of $143.0 million at September 30, 2011 compared to $117.1 million at September 30, 2010. Our net working capital was $410.8 million at September 30, 2011 compared to $367.6 million at September 30, 2010.

2011 compared to 2010

Our net cash provided by operating activities was $79.3 million in 2011 compared to $73.9 million in 2010. The higher cash from operations was due to the increase in net income of $24.7 million, mostly offset by cash used by working capital changes, net of the impact of businesses acquired. Changes in working capital provided a favorable increase in accounts payable and accrued expenses of $53.0 million and a favorable decrease in prepaid expenses and other assets of $7.5 million. These were more than offset by unfavorable increases in accounts receivable and inventories of $35.3 and $35.0 million, respectively. The increase in accounts payable and accrued expenses was primarily due to a higher level of inventory purchases later this year and higher accrued income taxes. The increase in accounts receivable was due to stronger fourth quarter sales in 2011 as compared to 2010. Our days sales outstanding (calculated based on the ending accounts receivable balance and the most recent quarter’s sales) were down slightly due to the stronger fourth quarter sales and a lower fourth-quarter mix of non-residential sales this year, which generally have longer payment terms. Inventory turns were relatively flat year over year, as the impact of this year’s larger build-up of inventory was offset by the impact of the higher sales. The higher level of inventory was primarily due to more normal purchasing levels in the fourth quarter of 2011 compared to last year, when we curtailed fourth-quarter purchases. We are also maintaining higher levels of inventories in the branches that are currently servicing storm demand. In addition, we have seen average overall product costs increase approximately 5% since 2010. Lastly, the decrease in prepaid expenses and other assets was mostly due to declines in prepaid income taxes and amounts due from vendors for incentives.

Net cash used in investing activities was $47.8 million in 2011 compared to $28.8 million in 2010. This increase was due to the cost of our acquisitions and higher capital spending for transportation and material handling equipment. We currently expect fiscal year 2012 capital expenditures to approximate 1.0% of net sales, mostly dependent upon our sales volume and exclusive of the impact of branch openings.

Net cash used by financing activities was $5.0 million in 2011 compared to $10.8 million in 2010. These amounts primarily reflected repayments under our credit facilities, partially offset by proceeds from new equipment financings ($3.2 million) in 2011 and from the exercise of stock options.

2010 compared to 2009

Our net cash provided by operating activities was $73.9 million in 2010 compared to $87.6 million in 2009. The lower cash from operations was partially due to the drop of $17.9 million in our net income. The following mentioned changes in working capital exclude the impact of businesses acquired. Accounts payable and accrued expenses decreased $39.1 million in 2010, reflecting the impact from lower purchasing levels associated with our effort to decrease inventories in the fourth quarter.  Accounts receivable increased by $6.5 million in 2010 mostly due to the higher sales mix of non-residential roofing products that generally have longer payment terms (the number of days outstanding for accounts receivable increased due to the same factor). Inventories, with a decline of $41.0 million, was a favorable offset to the preceding negative influences on cash, as we curtailed the previously high level of special buys late in 2010 due to a more stable pricing climate from our asphalt shingle suppliers.  Inventory turns, based upon average inventory for the fourth quarter, were flat year over year.  Also, we saw a favorable decrease of $8.7 million in prepaid expenses and other assets, including the impact from a drop in escrows (associated with past acquisitions) and lower rebates receivable resulting from the lower purchases in the fourth quarter.

26 of 65

Net cash used in investing activities was $28.8 million in 2010 compared to $13.7 million in 2009. This increase was mainly due to the cost of our acquisitions, partially offset by lower capital spending for transportation and material handling equipment. We continue to closely manage our capital expenditures during these challenging economic times.

Net cash used by financing activities was $10.8 million in 2010 compared to $17.6 million in 2009. These amounts primarily reflected repayments under our credit facilities, partially offset by proceeds from the exercise of stock options.

Capital Resources

Our principal source of liquidity at September 30, 2011 was our cash and cash equivalents of $143.0 million and our available borrowings of $159.7 million under revolving lines of credit, which takes into account all of the debt covenants, including the maximum consolidated leverage ratio and capital expenditures limit discussed below. Our borrowing base availability is determined primarily by trade accounts receivable, less outstanding borrowings. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheet at September 30, 2011 and 2010 were classified as short-term debt because we paid off those borrowings subsequent to the respective year-ends and there is no current expectation of a minimum level of outstanding revolver borrowings during the subsequent 12 months.

Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business.  Our cash equivalents are comprised of highly liquid money market funds which invest primarily in commercial paper or bonds with a rating of A-1 or better, and bank certificates of deposit.

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

Monitoring and Assessing Collectability of Accounts Receivable

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

As our business is seasonal in certain regions, our customers' businesses are also seasonal. Sales are lowest in the winter months and our past due accounts receivable balance as a percentage of total receivables generally increases during this time. Throughout the year, we closely monitor our receivables and record estimated reserves based upon our judgment of specific customer situations, aging of accounts and our historical write-offs of uncollectible accounts.

27 of 65

Our regional credit offices are staffed to manage and monitor our receivable aging balances and our systems allow us to enforce pre-determined credit approval levels and properly leverage new business. The credit pre-approval process denotes the maximum requested credit amount that each level of management can approve, with the highest credit amount requiring approval by our CEO and CFO.  There are daily communications with branch and field staff and the regional offices conduct periodic reviews with their branch managers, various regional management staff and the VP-Credit. Depending on the state of the respective region’s receivables, these reviews can be weekly, bi-weekly, or monthly. Additionally, the regions are required to submit a monthly receivable forecast to the VP-Credit. On a monthly basis, the VP-Credit will review and discuss these forecasts, as well as a prior month recap, with the CEO and CFO.

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

We still pursue collection of amounts written off in certain circumstances and credit the allowance for any subsequent recoveries. In the past, bad debts typically averaged approximately 0.3% of net sales.  In 2011, bad debts increased slightly to 0.4% of net sales, which was still within our tolerance in consideration of the challenging economic and credit climate.

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

The Credit Facility consists of a U.S. revolving credit facility of $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $159.7 million available for borrowings and less than $0.1 million was outstanding under the US Revolver and Canadian Revolver at September 30, 2011. There were $4.6 million of outstanding standby letters of credit at September 30, 2011. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.8 million, plus any required prepayments under the Excess Cash Flow, discussed below, and with the remainder due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

Excess Cash Flow

On May 15 of each fiscal year, commencing on May 15, 2008, we must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on our results for 2011, we will be required to make a $7.0 million payment by May 15, 2012.  The amounts payable under this provision were classified as short-term debt at September 30, 2011 and 2010.

28 of 65

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

The US Revolver currently carries an interest rate at the base rate (3.25% at September 30, 2011), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75% (3.00% at September 30, 2011), and the Term Loan carries an interest rate of LIBOR plus 2% (2.24% for three LIBOR arrangements under the Term Loan at September 30, 2011). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year. Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

On the last day of each fiscal quarter, our Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0. At September 30, 2011, this ratio was 1.38:1.0.

Capital Expenditures

We cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

As of September 30, 2011, we were in compliance with these covenants.

Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

Equipment Financing Facilities

As of September 30, 2011, there was a total of $12.4 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 3.6% to 7.1% and payments due through March 2016. Our current facility provides financing for up to $5.5 million of purchased transportation and material handling equipment through May 15, 2012 at an interest rate approximately 2.75% above the 3-year term swap rate at the time of the advances.  No amounts were outstanding under the current facility at September 30, 2011.

Contractual Obligations

At September 30, 2011, our contractual obligations were as follows (in millions):

	Fiscal years
	2012	2013	2014	2015	2016	Thereafter

Senior bank debt and revolver	$10.2	$301.5	$-	$-	$-	$-
Equipment financing	5.4	3.7	2.5	0.7	0.2	-
Operating leases	21.8	17.7	15.2	10.9	5.4	2.2
Interest (1)	13.5	10.9	0.2	0.1	-	-
Non-cancelable purchase obligations (2)	-	-	-	-	-	-

Total	$50.9	$333.8	$17.9	$11.7	$5.6	$2.2

(1)
Interest payments reflect all currently scheduled amounts along with projected amounts to be paid under the senior bank debt using a LIBOR Curve to estimate the future interest rates and considering our current interest rate hedges.

(2)	In general, we purchase products under purchase obligations that are cancelable by us without cost or expire after 30 days.

29 of 65

Capital Expenditures

Excluding acquisitions, we incurred capital expenditures of $14.4, $10.3 and $14.3 million in 2011, 2010 and 2009, respectively. Typically, over 80% of our capital expenditures have generally been made for transportation and material handling equipment. In 2010, we incurred a lower spend rate (with capital expenditures at 0.6% of sales) as we reduced capital expenditures due to the business slowdown. We currently expect future annual capital expenditures to be closer to 1.0% of net sales, exclusive of the impact of new branch openings and assuming improved economic and industry conditions.

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

Stock-Based Compensation

We account for employee and non-employee director stock-based compensation using the fair value method of accounting. Compensation cost arising from stock options and restricted stock awards granted to employees and non-employee directors is recognized using the straight-line method over the vesting period, which represents the requisite service or performance period. We estimate forfeitures in calculating the expense related to stock-based compensation associated with stock awards. We also project the number of restricted shares and units that are expected to vest in determining the associated stock-based compensation. In addition, we report the benefits of tax deductions in excess of recognized compensation cost as both a financing cash inflow and an operating cash outflow. The excess tax benefit classified as a financing activity would have been classified as an operating inflow if we did not use the fair value method.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses due to the failure of our customers to make required payments. We charge write-offs against our allowance for doubtful accounts, although we still pursue collection in certain circumstances and credit the allowance for any subsequent recoveries.

Inventory Valuation

Product inventories represent one of our largest assets and are recorded at net realizable value. Our goal is to manage our inventory so that we minimize out of stock positions. To do this, we maintain an adequate inventory of SKUs at each branch based on sales history. At the same time, we continuously strive to better manage our slower moving classes of inventory. We monitor our inventory levels by branch and record provisions for excess inventories based on slower moving inventory. We define potential excess inventory as the amount of inventory on hand in excess of the historical usage, excluding items purchased in the last three months. We then review our most recent history of sales and adjustments of such excess inventory and apply our judgment as to forecasted demand and other factors, including liquidation value, to determine the required adjustments to net realizable value. In addition, at the end of each year, we evaluate our inventory at each branch and write off and dispose of obsolete products. Our inventories are generally not susceptible to technological obsolescence.

During the year, we perform periodic cycle counts and write off excess or damaged inventory as needed. At year-end, we take a physical inventory and record any necessary additional write-offs.

30 of 65

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

Income Taxes

We account for income taxes using the liability method, which requires us to recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences between the financial statement and tax reporting bases of assets and liabilities to the extent that they are realizable. Deferred tax expense (benefit) results from the net change in deferred tax assets and liabilities during the year. See the “2011 compared to 2010” income taxes discussion above and Note 12 for a discussion of the 2011 impact from a change in the tax status of our Canadian operations.

FASB ASC Topic 740, Income Taxes (“ASC 740”) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Based on this guidance, we analyze our filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. Tax benefits from uncertain tax positions are recognized if it is more likely than not that the position is sustainable based solely on its technical merits.

Goodwill

Goodwill represents the excess paid to acquire businesses over the estimated fair value of tangible and identifiable intangible assets acquired, less liabilities assumed. At September 30, 2011, our goodwill balance was $380.9 million, representing approximately 33% of our total assets.

31 of 65

We test goodwill for impairment in the fourth quarter of each fiscal year or at any other time when impairment indicators exist. Examples of such indicators include a significant change in the business climate, unexpected competition, loss of key personnel or a decline in our market capitalization below our net book value. In performing the impairment test, we utilize a two-step approach. The first step requires a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component (i.e. a business for which discrete financial information is available and regularly reviewed by component managers), which in our case is our divisions.

The Company has six divisions that contain goodwill. Each of these divisions is comprised of geographic combinations of regions or stand-alone regions that have specific market areas.

We aggregate components within a reporting unit that have similar economic characteristics.  We evaluate the distribution methods, sales mix, and operating results of each of our divisions to determine if these characteristics have or will be sustained over a long-term basis. For purposes of this evaluation, we would expect our divisions to exhibit similar economic characteristics 3-5 years after events such as an acquisition within our core roofing business or management/business restructuring. This evaluation also considers major storm activity or local economic challenges that may impact the short term operations of the division. Based on our evaluation at August 31, 2011, only one of our divisions did not exhibit similar economic characteristics and therefore was individually evaluated for goodwill impairment as a separate reporting unit (the “Individual Reporting Unit”). This was primarily due to the fact that this division had an above-average concentration of residential business that provided gross margin and operating income rates well above our company-wide average. The remaining divisions were aggregated into a second reporting unit (the “Aggregated Reporting Unit”).

As disclosed below, in 2011 we adopted Accounting Standards No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under this guidance, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that the reporting unit’s fair value is less than its carrying amount.

We concluded that the Aggregated and Individual Report Unit’s fair values more likely than not exceeded their respective carrying values at the goodwill measurement date. The Aggregate Reporting Unit represented 84% of our consolidated operations, as measured by operating earnings for the twelve months ended August 31, 2011, and generated operating cash flows that amounted to 23% of the reporting unit’s carrying value. Also, sales and operating earnings for the Aggregated Reporting Unit exceeded those in the prior year by 10% and 23%, respectively. The Individual Reporting Unit during the same period generated cash flows that amounted to 55% of that reporting unit’s carrying value. Also, sales and operating earnings for the Individual Reporting Unit exceeded those in the prior year by 8% and 29%, respectively.

Additionally, our market capitalization at August 31, 2011 exceeded our carrying value by $327 million or 62%. This compares to $181 million and 39% for such measures at August 31, 2010. We expect both the Aggregated and Individual Reporting units to experience moderate growth in the near future slightly above the national economic average and did not identify any impairment factors for either reporting unit.

There is uncertainty associated with our assumptions because we must use judgment in determining appropriate assumptions to be used in the measurement of the fair values. The estimates of the fair values of our reporting units are based on the best information available as of the date of the assessment and incorporate management's assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in the industry, a declining economic environment or market conditions.

There have been no events or circumstances since the date of the assessments that would change our conclusion. If circumstances change or events occur to indicate it is more likely than not that the fair values of any of its reporting units (under the guidelines discussed above) have fallen below its carrying value, we would then test for impairment. If the book value of the goodwill exceeds the implied fair value of the goodwill, we would recognize the difference as an impairment loss in the determination of operating income.

Adoption of Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This Update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We early adopted this Update for our goodwill impairment testing for 2011 as described under “Goodwill” above.

32 of 65

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, which amends the criteria for allocating a contract's consideration to individual services or products in multiple deliverable arrangements. This guidance was also effective for us beginning in 2011 but did not have an impact on the financial statements.

In June 2009, the FASB issued Financial Accounting Statement (FAS) 166, Accounting for Transfers of Financial Assets, and FAS 167, Amendments to FASB Interpretation No. 46(R), codified as Accounting Standards Update No. 2009-17 (ASU 2009-17), which changes the way entities account for securitizations and special purpose entities. Both statements were effective for us beginning in 2011 but did not have an impact on the financial statements.

In December 2007, the FASB issued guidance that significantly changes the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. Our adoption of this guidance in 2010 resulted in the expensing of certain costs incurred in 2011 and 2010 but did not have a significant impact on the financial statements. However, this could have a material impact on our accounting for future acquisitions, depending on the circumstances and the terms of the acquisitions.

Other Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which provides an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. These changes apply to both annual and interim financial statements. The amendments in ASU 2011-05 should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not currently expect the adoption of ASU 2011-05 to have a significant impact on the financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. We do not currently expect the adoption of this standard to have a significant impact on the financial statements.

In December 2010, the FASB issued ASU 2010-29, an amendment to Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations, which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This amendment also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not currently expect the adoption of this amendment to have an impact on the financial statements.

Also in December 2010, the FASB issued ASU 2010-28, an amendment to Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).  The new guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not currently expect the adoption of this amendment to have an impact on the financial statements.

33 of 65

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

At September 30, 2011, we had $311.8 million of term loans and less than $0.1 million of revolving credit outstanding under our Credit Facility. Our weighted-average effective interest rate on that debt, after considering the effect of the interest rate swaps, was 3.95% at September 30, 2011. A hypothetical 10% increase in interest rates in effect at September 30, 2011, would have increased annual interest expense on the borrowings outstanding at that date by approximately $0.3 million.

We enter into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed- and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The aggregate fair value of these swaps represented a loss of $7.2 million at September 30, 2011. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at September 30, 2011, would result in an aggregate unrealized gain or (loss) in value of the swaps of approximately $0.2 million or ($0.2) million, respectively.

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

We use interest rate derivative instruments to manage the risk of interest rate changes by converting a portion of our variable-rate borrowings into fixed-rate borrowings. As of September 30, 2011, the following interest rate derivative instruments were outstanding: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50 million interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%. These interest rate swaps expire in April 2013.

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

We record any differences paid or received on its interest rate hedges as adjustments to interest expense.  Since inception, we have not recognized any gains or losses on these hedges. The table below presents the combined fair values of the interest rate derivative instruments on the indicated balance sheets:

	Unrealized Losses
	September 30,	September 30,	September 30,
Location on Balance Sheet	2011	2010	2009
	(Dollars in thousands)

Accrued expenses	$7,235	$11,084	$12,348

The fair values of the interest rate hedges were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements.

34 of 65

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 8% of our revenues in 2011 were derived from sales to customers in Canada. This business is primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect revenues, net income and cash flows. We do not enter into financial instruments to manage this foreign currency exchange risk.

35 of 65

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Beacon Roofing Supply, Inc.

36 of 65

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Beacon Roofing Supply, Inc.

We have audited the accompanying consolidated balance sheets of Beacon Roofing Supply, Inc. (the Company) as of September 30, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon Roofing Supply, Inc. at September 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the accompanying financial statements, as of October 1, 2009, the Company adopted Accounting Standards Codification 805, Business Combinations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Beacon Roofing Supply, Inc.'s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
November 29, 2011

37 of 65

Beacon Roofing Supply, Inc.

Consolidated Balance Sheets

	September 30,	September 30,
(Dollars in thousands, except per share data)	2011	2010

Assets
Current assets:
Cash and cash equivalents	$143,027	$117,136
Accounts receivable, less allowances of $13,816 in 2011 and $11,817 in 2010	280,322	241,341
Inventories	202,474	158,774
Prepaid expenses and other current assets	37,573	43,115
Deferred income taxes	15,469	17,178

Total current assets	678,865	577,544

Property and equipment, net	47,427	47,751
Goodwill	380,916	365,061
Other assets, net	49,756	51,833

Total assets	$1,156,964	$1,042,189

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$182,523	$144,064
Accrued expenses	69,906	50,132
Current portions of long-term obligations	15,605	15,734
Total current liabilities	268,034	209,930

Senior notes payable, net of current portion	301,544	311,771
Deferred income taxes	38,992	39,734
Long-term obligations under equipment financing and other, net of current portion	9,967	11,910

Commitments and contingencies (Notes 9 and 14)

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 46,154,107 issued in 2011 and 45,663,858 issued in 2010	462	457
Undesignated Preferred Stock; 5,000,000 shares authorized, none issued or outstanding	-	-
Additional paid-in capital	248,260	236,136
Retained earnings	293,110	233,890
Accumulated other comprehensive loss	(3,405)	(1,639)
Total stockholders' equity	538,427	468,844

Total liabilities and stockholders' equity	$1,156,964	$1,042,189

See accompanying notes.

38 of 65

Beacon Roofing Supply, Inc.

Consolidated Statements of Operations

	Year Ended
	September 30,	September 30,	September 30,
	2011	2010	2009
	(Dollars in thousands, except per share data)

Net sales	$1,817,423	$1,609,969	$1,733,967
Cost of products sold	1,397,798	1,249,869	1,322,845

Gross profit	419,625	360,100	411,122

Operating expenses	315,883	286,583	301,913

Income from operations	103,742	73,517	109,209

Interest expense	13,364	18,210	22,887

Income before provision for income taxes	90,378	55,307	86,322
Provision for income taxes	31,158	20,781	33,904

Net income	$59,220	$34,526	$52,418

Net income per share:
Basic	$1.29	$0.76	$1.16

Diluted	$1.27	$0.75	$1.15

Weighted average shares used in computing net income per share:
Basic	45,919,198	45,480,922	45,007,313

Diluted	46,753,152	46,031,593	45,493,786

See accompanying notes.

39 of 65

Beacon Roofing Supply, Inc.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

	Common Stock		Additional		Other	Total
	Number		Paid-in	Retained	Comprehensive	Stockholders'
(Dollars in thousands, except share data)	of Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances at September 30, 2008	44,820,550	$448	$219,669	$146,946	$(362)	$366,701
Issuance of common stock for option excercises	424,287	4	2,344			2,348
Stock-based compensation			4,780			4,780
Net income				52,418		52,418
Foreign currency translation adjustment					163
Tax effect					123
Foreign currency translation adjustment, net					286	286

Unrealized loss on financial derivatives					(4,952)
Tax effect					1,992
Unrealized loss on financial derivatives, net					(2,960)	(2,960)
Comprehensive income						49,744

Balances at September 30, 2009	45,244,837	452	226,793	199,364	(3,036)	423,573
Issuance of common stock for option excercises	419,021	5	4,342			4,347
Stock-based compensation			5,001			5,001
Net income				34,526		34,526
Foreign currency translation adjustment					1,731
Tax effect					(911)
Foreign currency translation adjustment, net					820	820

Unrealized gain on financial derivatives					1,264
Tax effect					(687)
Unrealized loss on financial derivatives, net					577	577
Comprehensive income						35,923

Balances at September 30, 2010	45,663,858	457	236,136	233,890	(1,639)	468,844
Issuance of common stock for option excercises	490,249	5	6,051			6,056
Stock-based compensation			6,073			6,073
Net income				59,220		59,220
Foreign currency translation adjustment					(4,162)	(4,162)

Unrealized gain on financial derivatives					3,849
Tax effect					(1,453)
Unrealized gain on financial derivatives, net					2,396	2,396
Comprehensive income						57,454

Balances at September 30, 2011	46,154,107	$462	$248,260	$293,110	$(3,405)	$538,427

See accompanying notes.

40 of 65

Beacon Roofing Supply, Inc.

Consolidated Statements of Cash Flows

	Year Ended
(In thousands)	September 30,	September 30,	September 30,
	2011	2010	2009

Operating activities
Net income	$59,220	$34,526	$52,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,060	27,773	30,389
Stock-based compensation	6,073	5,001	4,780
Gain on sale of fixed assets	(750)	(587)	(449)
Deferred income taxes	(465)	3,060	(599)
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(35,314)	(6,486)	56,143
Inventories	(35,016)	40,952	14,168
Prepaid expenses and other assets	7,470	8,723	(2,256)
Accounts payable and accrued expenses	53,012	(39,051)	(67,467)
Net cash provided by operating activities	79,290	73,911	87,127

Investing activities
Purchases of property and equipment	(14,433)	(10,268)	(14,277)
Acquisition of businesses	(34,942)	(19,328)	-
Proceeds from sales of assets	1,543	748	1,070
Net cash used in investing activities	(47,832)	(28,848)	(13,207)

Financing activities
Borrowings (repayments) under revolving lines of credit	(50)	67	(4,955)
Repayments under senior notes payable, and other	(11,053)	(15,193)	(14,969)
Proceeds from exercise of options	5,302	3,561	1,717
Income tax benefit from stock-based compensation deductions in excess of the associated compensation cost	756	786	631
Net cash used by financing activities	(5,045)	(10,779)	(17,576)

Effect of exchange rate changes on cash	(522)	110	360

Net increase in cash and cash equivalents	25,891	34,394	56,704
Cash and cash equivalents at beginning of year	117,136	82,742	26,038

Cash and cash equivalents at end of year	$143,027	$117,136	$82,742

Cash paid during the year for:
Interest	$13,524	$20,560	$22,929
Income taxes, net of refunds	$23,855	$16,907	$49,805

See accompanying notes

41 of 65

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements

Year Ended September 30, 2011

(dollars in thousands, except per share data or as otherwise indicated)

1.	The Company

Business

Beacon Roofing Supply, Inc. (the "Company"), which was formed on August 22, 1997, distributes roofing materials and other complementary building materials to customers in 38 states and six provinces in Canada and is incorporated in Delaware. The Company operates its United States business under regional trade names associated with former subsidiary corporate names. The Company’s current subsidiaries are Beacon Sales Acquisition, Inc., Beacon Canada, Inc. and Beacon Roofing Supply Canada Company. Prior to fiscal year 2010, the Company operated its U.S. business through its wholly-owned subsidiaries: Beacon Sales Acquisition, Inc., Quality Roofing Supply Company, Inc., Best Distributing Co., The Roof Center, Inc., West End Lumber Company, Inc., JGA Beacon, Inc, Shelter Distribution, Inc., Beacon Pacific, Inc. and North Coast Commercial Roofing Systems, Inc. On October 1, 2009, the Company merged all of its U.S. subsidiaries into Beacon Sales Acquisition, Inc.

Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the consolidated financial statements. Actual amounts could differ from those estimates.

Adoption of Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This Update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company early adopted this Update for its goodwill impairment testing for 2011 as described under “Goodwill” in Note 2.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, which amends the criteria for allocating a contract's consideration to individual services or products in multiple deliverable arrangements. This guidance was also effective for the Company beginning in fiscal year 2011 but did not have an impact on the financial statements

In June 2009, the FASB issued Financial Accounting Statement (FAS) 166, Accounting for Transfers of Financial Assets, and FAS 167, Amendments to FASB Interpretation No. 46(R), codified as Accounting Standards Update No. 2009-17 (ASU 2009-17), which changes the way entities account for securitizations and special purpose entities. Both statements were effective for the Company beginning in fiscal year 2011 but did not have an impact on the financial statements.

In December 2007, the FASB issued guidance that significantly changes the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. This guidance was effective for the Company in fiscal year 2010. The adoption of this guidance resulted in the expensing of certain costs incurred in fiscal years 2011 and 2010 but did not have a significant impact on the financial statements. However, this could have a material impact on the accounting for the Company’s future acquisitions, depending on the circumstances and the terms of the acquisitions.

2.	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions have been eliminated. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

42 of 65

Fiscal Year

The fiscal years presented are the years ended September 30, 2011 ("2011"), September 30, 2010 (“2010”), and September 30, 2009 ("2009"). Each of the Company's first three quarters ends on the last day of the calendar month.

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

The Company's arrangements with vendors typically provide for monthly, quarterly and/or annual rebates of a specified amount of consideration payable when a number of measures have been achieved, generally related to a specified cumulative level of calendar-year purchases. The Company accounts for such rebates as a reduction of the inventory value until the product is sold, at which time such rebates reduce cost of sales in the consolidated statements of operations. Throughout the year, the Company estimates the amount of the rebates based upon the expected level of purchases. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels. Amounts due from vendors under these arrangements as of September 30, 2011 and September 30, 2010 totaled $31.8 and $34.5 million, respectively, and are included in "Prepaid expenses and other current assets" in the accompanying consolidated balance sheets.

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

43 of 65

All revenues recognized are net of sales taxes collected, allowances for discounts and estimated returns. Sales taxes collected are subsequently remitted to the appropriate government authorities.

Shipping and Handling Costs

The Company classifies shipping and handling costs, consisting of driver wages and vehicle expenses, as operating expenses in the accompanying consolidated statements of operations. Shipping and handling costs were approximately $75,172 in 2011, $67,528 in 2010, and $68,470 in 2009.

Financial Derivatives

The Company enters into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-rate and floating-rate debt. The swap agreements are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The Company's current derivative instruments are designated as cash flow hedges, for which the Company records the effective portions of changes in their fair value, net of tax, in other comprehensive income. The Company recognizes any ineffective portion of the hedges in earnings, of which there has been none to date.

Concentrations of Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company's accounts receivable are primarily from customers in the building industry located in the United States and Canada. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base. The Company performs credit evaluations of its customers; however, the Company's policy is not to require collateral. At September 30, 2011 and 2010, the Company had no significant concentrations of credit risk.

The Company purchases a major portion of its products from a small number of vendors. Approximately two-thirds of the Company's total cost of inventory purchases was from 9 vendors in 2011, 10 vendors in 2010, and 7 vendors in 2009. In addition, more than 10% of the total cost of purchases was made from each of three vendors in 2011, 2010 and 2009.

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

Goodwill

The Company tests goodwill for impairment in the fourth quarter of each fiscal year or at any other time when impairment indicators exist. Examples of such indicators include a significant change in the business climate, unexpected competition, loss of key personnel or a decline in the Company’s market capitalization below the Company’s net book value. In performing the impairment test, the Company utilizes a two-step approach. The first step requires a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component (i.e. a business for which discrete financial information is available and regularly reviewed by component managers), which in the Company’s case is its divisions.

The Company has six divisions that contain goodwill. Each of these divisions is comprised of geographic combinations of regions or stand-alone regions that have specific market areas.

44 of 65

The Company aggregates components within a reporting unit that have similar economic characteristics.  The Company evaluates the distribution methods, sales mix, and operating results of each of its divisions to determine if these characteristics have or will be sustained over a long-term basis. For purposes of this evaluation, the Company would expect its divisions to exhibit similar economic characteristics 3-5 years after events such as an acquisition within the Company’s core roofing business or management/business restructuring. This evaluation also considers major storm activity or local economic challenges that may impact the short term operations of the division. Based on the Company’s evaluation at August 31, 2011, only one of the six divisions did not exhibit similar economic characteristics and therefore was individually evaluated for goodwill impairment as a separate reporting unit (the “Individual Reporting Unit”). This was primarily due to the fact that this division had an above-average concentration of residential business that provided gross margin and operating income rates well above the Company average. The remaining divisions were aggregated into a second reporting unit (the “Aggregated Reporting Unit”).

As disclosed in Note 1, in 2011 the Company adopted Accounting Standards No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under this guidance, the Company is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that the reporting unit’s fair value is less than its carrying amount.

The Company concluded that the Aggregated and Individual Report Unit’s fair values more likely than not exceeded their respective carrying values at the goodwill measurement date. The Aggregated Reporting Unit represented 84% of the Company’s consolidated operations, as measured by operating earnings for the twelve months ended August 31, 2011, and generated operating cash flows that amounted to 23% of the reporting unit’s carrying value. Also, sales and operating earnings for the Aggregated Reporting Unit exceeded those in the prior year by 10% and 23%, respectively. The Individual Reporting Unit during the same period generated operating cash flows that amounted to 55% of the reporting unit’s carrying value. Also, sales and operating earnings for the Individual Reporting Unit exceeded those in the prior year by 8% and 29%, respectively.

Additionally, the Company’s market capitalization exceeded the Company’s carrying value by $327 million or 62% at August 31, 2011. This compares to $181 million and 39% for those same measures at August 31, 2010. The Company expects both the Aggregated and Individual Reporting units to experience moderate growth in the near future slightly above the national economic average and did not identify any impairment factors for either reporting unit.

There is uncertainty associated with the Company’s assumptions because it must use judgment in determining appropriate assumptions to be used in the measurement of the fair values. The estimates of the fair values of its reporting units are based on the best information available as of the date of the assessment and incorporate management's assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in the industry, a declining economic environment or market conditions.

There have been no events or circumstances since the date of the assessments that would change the Company’s conclusion. If circumstances change or events occur to indicate it is more likely than not that the fair values of any of its reporting units (under the guidelines discussed above) have fallen below its carrying value, the Company would then test for impairment. If the book value of the goodwill exceeds the implied fair value of the goodwill, the Company would recognize the difference as an impairment loss in the determination of operating income.

Stock-Based Compensation

The Company accounts for employee and non-employee director stock-based compensation using the fair value method of accounting. Compensation cost arising from stock options and restricted stock awards granted to employees and non-employee directors is recognized using the straight-line method over the vesting period, which represents the requisite service or performance period. The Company estimates forfeitures in calculating the expense related to stock-based compensation associated with stock awards. The Company also projects the number of restricted shares and units that are expected to vest, based on the related performance measures, in determining the associated stock-based compensation.

The Company recorded stock-based compensation expense of $6.1 million ($3.7 million net of tax) or $0.08 per basic share and per diluted share in 2011, $5.0 million ($3.0 million net of tax) or $0.07 per basic share and per diluted share in 2010, and $4.8 million ($2.9 million net of tax) or $0.06 per basic share and per diluted share in 2009.  At September 30, 2011, the Company had $16.0 million of excess tax benefits available for potential deferred tax write-offs related to previously recognized stock-based compensation.

45 of 65

Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	September 30,	September 30,
	2011	2010

Foreign currency translation adjustment	$4,251	$8,413
Tax effect	(3,249)	(3,249)
Foreign currency translation adjustment, net	1,002	5,164

Unrealized loss on financial derivatives	(7,235)	(11,084)
Tax effect	2,827	4,281
Unrealized loss on financial derivatives, net	(4,408)	(6,803)

Accumulated other comprehensive loss	$(3,405)	$(1,639)

See also Note 12 for discussion of the Company’s CFC election and the impact on the comprehensive loss.

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

The following table reflects the calculation of weighted average shares outstanding for each period presented:

	Year Ended
	September 30,	September 30,	September 30,
	2011	2010	2009

Weighted-average common shares outstanding for basic	45,919,198	45,480,922	45,007,313
Dilutive effect of stock options	833,954	550,671	486,473

Weighted-average shares assuming dilution	46,753,152	46,031,593	45,493,786

Fair Value of Financial Instruments

Financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, borrowings under the Company's revolving lines of credit and long-term debt. Except for the long-term debt, these instruments are short-term in nature, and there is currently no known trading market for the Company’s debt. Therefore, at September 30, 2011 and 2010, the Company believes the carrying amounts of its financial instruments approximated their fair values. Please refer to Note 17 for disclosures of the Company’s financial derivatives that are recorded at fair value.

Income Taxes

The Company accounts for income taxes using the liability method, which requires it to recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences between the financial statement and tax reporting bases of assets and liabilities to the extent that they are realizable. Deferred tax expense (benefit) results from the net change in deferred tax assets and liabilities during the year. See Note 12 for a discussion of the 2011 impact from a change in the tax status of the Company’s Canadian operations.

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

46 of 65

Foreign Currency Translation

The assets and liabilities of the Company's foreign regions, Beacon Roofing Supply Canada Company ("BRSCC") and Enercon Products (“Enercon”), are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. Net unrealized translation gains or losses are recorded directly to a separate component of stockholders' equity, net of the related deferred taxes prior to 2011 (see Note 12). Realized gains and losses from foreign currency transactions were not material for any of the periods presented. The Company has inter-company receivables from both BRSCC and Enercon, which have been considered as long-term for financial reporting purposes since repayments are not planned or anticipated in the foreseeable future. Accordingly, the balances are marked to market each period with a corresponding entry recorded as a separate component of stockholders' equity.

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

3.	Goodwill, Intangibles and Other Assets

Goodwill was $380,916 and $365,061 at September 30, 2011 and 2010, respectively, of which $235,582 can be amortized for income tax purposes. The Company's goodwill increased by $15,855 in 2011, due to goodwill associated with acquisitions of $17,752 and a decline from foreign currency translation of $1,897, after increases of $10,365 due to acquisitions and $503 from foreign currency translation in 2010.

47 of 65

Intangibles and other assets, included in other long-term assets, consisted of the following:

	September 30,	September 30,
	2011	2010

Amortizable intangible assets
Non-compete agreements	$6,847	$5,553
Customer relationships	98,538	92,076
Beneficial lease arrangements	610	610
Deferred financing costs	7,510	7,407

	113,505	105,646
Less: accumulated amortization	76,105	65,827

	37,400	39,819
Unamortizable trademarks	9,750	9,750
Other assets	2,606	2,264
Total other assets	$49,756	$51,833

Amortization expense related to intangible assets amounted to approximately $9,442, $10,696, and $12,995 in 2011, 2010, and 2009, respectively. The intangible lives range from one to fifteen years and the weighted average remaining life was 10.8 years at September 30, 2011. Estimated future annual amortization for the above intangible assets as of September 30, 2011 is as follows:

Future
Amortization
Year ending September
2012	$8,091
2013	6,570
2014	4,755
2015	3,919
2016	573
Thereafter	13,493
Total future amortization	$37,400

4.	Acquisitions

In May 2011, the Company purchased all of the stock of Enercon Products ("Enercon") for $34.9 million plus a potential earn-out amount discussed herein. The purchase allocation resulted in goodwill of $17.8 million. Enercon is a roofing distributor with six locations in Western Canada. Headquartered within its branch in Edmonton, Enercon also has branches in Calgary, Regina and Saskatoon and two branches in Vancouver and generated annual sales of approximately $45 million in 2010. The purchase price included a seasonal working capital adjustment of $3.9 million. There may be an additional payout of up to C$5.5 million if certain earn-out targets (based on defined EBITDA) are met. A $4.9 million liability for the present value of this contingent consideration has been established and included in accrued expenses in the consolidated balance sheet based on management’s estimate as of the acquisition date. This estimate will be reviewed each quarter prior to the due date and any adjustment will be recorded through income (loss) from continuing operations.

In fiscal 2010, the Company acquired nine branches from five acquisitions at a total cost of $19.3 million, with resulting goodwill of $10.4 million. In July 2010, the Company purchased the stock of Posi-Slope Enterprises, Inc. and its sister company Posi-Pentes, Inc. (together “Posi-Slope”), which specialize in the design and fabrication of tapered roof insulation systems. Posi-Slope has two locations, in the Provinces of Ontario and Quebec, and services customers throughout Canada. In April 2010, the Company purchased certain assets of Phoenix Sales, Inc. ("Phoenix"), a distributor of commercial roofing systems and related accessories with four branches located in Tampa, Orlando, Pompano and Ft. Myers, Florida. Also in April 2010, the Company purchased certain assets of Louisiana Roofing Supply ("LRS"), a distributor of mostly residential roofing systems and related accessories with one location in Baton Rouge, Louisiana. In February 2010, the Company purchased certain assets of Independent Building Materials, LLC (“IBM”), a distributor of primarily residential roofing products with one branch in Orlando, Florida. In December 2009, the Company purchased certain assets of Lookout Supply Company (“Lookout”), a distributor of roofing products and related accessories with one branch in Chattanooga, Tennessee.

48 of 65

A total of $2.7 million of the acquisition prices for the above acquisitions remains in escrow at September 30, 2011, primarily for purchase price adjustments and post-closing indemnification claims, with $1.3 million included in other current assets and accrued expenses and $1.4 million included in other long-term assets and liabilities.

5.	Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets were as follows:

	September 30,	September 30,
	2011	2010

Vendor rebates	$31,811	$34,538
Refundable income taxes	-	3,846
Other	5,762	4,731

	$37,573	$43,115

6.	Property and Equipment, net

Property and equipment, net, consisted of the following:

	September 30,	September 30,
	2011	2010

Land	$3,051	$3,056
Buildings and leasehold improvements	20,948	19,987
Equipment	117,566	107,548
Furniture and fixtures	11,567	10,936

	153,132	141,527
Less: accumulated depreciation and amortization	105,705	93,776

	$47,427	$47,751

Depreciation and amortization of property and equipment totaled $15,618, $17,077 and $17,389 in 2011, 2010 and 2009, respectively.

7.	Accrued Expenses

The significant components of accrued expenses were as follows:
	September 30,	September 30,
	2011	2010

Uninvoiced inventory receipts	$12,635	$7,739
Employee-related accruals	21,082	13,498
Income taxes payable	2,624	-
Unrealized loss on financial derivatives	7,235	11,084
Other	26,330	17,811

	$69,906	$50,132

8.	Financing Arrangements

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

49 of 65

The Credit Facility consists of a U.S. revolving credit facility of $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and an initial $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $159.7 million available for borrowings, which takes into account all of the debt covenants, including the maximum consolidated leverage ratio and capital expenditures limit discussed below, and less than $0.1 million outstanding under the US Revolver and Canadian Revolver at September 30, 2011. There were $4.6 million of outstanding standby letters of credit at September 30, 2011.

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

Excess Cash Flow

On May 15 of each fiscal year, the Company must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on its results for 2011, the Company will be required to make a $7.0 million payment by May 15, 2012. The amounts payable of $7.0 million under this provision at September 30, 2011 and 2010 were classified as short-term debt.

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

The US Revolver currently carries an interest rate at the base rate (3.25% at September 30, 2011), while the Canada revolver carries an interest rate of the Canadian prime rate plus 0.75% (3.00% at September 30, 2011), and the Term Loan carries an interest rate of LIBOR plus 2% (2.24% for three LIBOR arrangements under the Term Loan at September 30, 2011). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year. Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

On the last day of each fiscal quarter, the Company’s Consolidated Leverage Ratio, as defined, must not be greater than 4.00:1.0. At September 30, 2011, this ratio was 1.38:1.0.

Capital Expenditures

The Company cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

As of September 30, 2011, the Company was in compliance with these covenants. Substantially all of the Company’s assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

50 of 65

Senior Notes Payable

Senior notes payable under the Term Loan consisted of the following:

	September 30,	September 30,
	2011	2010

Senior notes payable to commercial lenders,due in equal quarterly payments of principal of $0.8 million with the remainder due in 2013, plus required prepayment amounts and interest at the base rate, as defined, plus 0.75%or LIBOR plus 2.0% (approximately 2.24% at September30, 2011) through September 2013	$311,826	$322,126

Less current portion	10,282	10,355

	$301,544	$311,771

Equipment Financing Facilities

As of September 30, 2011, there was a total of $12.4 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 3.6% to 7.1% and payments due through March 2016. The Company’s current facility provides financing for up to $5.5 million of purchased transportation and material handling equipment through May 15, 2012 at an interest rate approximately 2.75% above the 3-year term swap rate at the time of the advances.  No amounts were outstanding under the current facility at September 30, 2011.

Other Information

     Annual principal payments for all outstanding borrowings for each of the next five years and thereafter as of September 30, 2011 were as follows:

			Revolving
	Senior Secured	Equipment	Lines of
Fiscal year	Credit Facility	Financing	Credit	Total

2012	$10,282	$5,295	$28	$15,605
2013	301,544	3,669	-	305,213
2014	-	2,506	-	2,506
2015	-	736	-	736
2016	-	229	-	229
Thereafter	-	-	-	-
Subtotal	311,826	12,435	28	324,289
Less current portion	10,282	5,295	28	15,605
Total long-term debt	$301,544	$7,140	$-	$308,684

9.	Leases

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

51 of 65

At September 30, 2011, the minimal rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year were as follows:

Operating
Leases
Year ending September
2012	21,843
2013	17,699
2014	15,152
2015	10,926
2016	5,414
Thereafter	2,168
Total minimum lease payments	$73,202

Rent expense was $26,049 in 2011, $25,227 in 2010 and $25,761 in 2009. Sublet income was immaterial for these years.

10.	Stock Options and Restricted Stock Awards

Stock Option Plans
The Company is currently making stock-based awards under its 2004 Stock Plan, which was adopted on September 21, 2004, and most recently amended and restated on February 8, 2011 (the “Plan”). The Plan allows for the granting of up to 7,800,000 shares of Common Stock in the form of stock options or stock awards to key employees and members of the Board of Directors. The key terms of the grants are determined by the Company's Board of Directors. As of September 30, 2011, there were 2,962,655 shares of common stock available for awards under the Plan.

The 1998 Stock Plan allowed for the granting of options to purchase up to 3.1 million shares of Common Stock. Options were generally allowed to be exercised beginning 18 months after the date of grant and will terminate ten years from the grant date. No further awards will be made under the 1998 Stock Plan.

As of September 30, 2011, there was $5.5 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years.

              The fair values of the options were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended
	September 30,	September 30,	September 30,
	2011	2010	2009

Dividend yield	-	-	-
Expected life in years	7	7	7
Risk-free interest rate	1.51%	2.45%	2.49%
Expected volatility	48.00%	48.00%	48.00%
Weighted average fair value of options granted	$7.82	$7.60	$6.35

Expected lives of the options granted are based primarily on history, while expected volatilities are based on historical volatilities of the Company’s stock and stocks of comparable public companies. Estimated forfeiture rates vary by grant and ranged up to 8.0% as of September 30, 2011.

In the event of a change in control of the Company, all outstanding options are immediately vested.

52 of 65

Information regarding the Company's stock options is summarized below (not in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
				(in Millions)
Outstanding at September 30, 2008	3,082,080	$12.90
Granted	873,356	12.20
Exercised	(424,287)	4.05
Canceled	(113,395)	16.56

Outstanding at September 30, 2009	3,417,754	13.70
Granted	862,114	14.64
Exercised	(419,021)	8.50
Canceled	(87,115)	17.47

Outstanding at September 30, 2010	3,773,732	$14.41
Granted	701,249	15.57
Exercised	(490,249)	10.81
Canceled	(89,149)	14.91

Outstanding at September 30, 2011	3,895,583	$15.06	6.5	$8.9

Vested or Expected to Vest at September 30, 2011	3,794,215	$15.07	6.4	$8.7

Exercisable at September 30, 2011	2,482,408	$15.30	5.3	$6.9

The aggregate intrinsic values above include only in-the-money options. The weighted-average grant date fair values of stock options granted during 2011, 2010 and 2009 were $7.82, $7.60 and $6.35, respectively. The intrinsic values of stock options exercised during 2011 and 2010 were $4.5 million and $4.3 million, respectively.

Details regarding options to purchase common stock outstanding as of September 30, 2011 were as follows:

			Weighted-
			Average
		Range of	Remaining
	Options	Exercise	Contractual	Options
	Outstanding	Prices	Life in Years	Exercisable

	87,376	$1.34 - $2.33	1.5	87,376
	45,000	$8.04	6.1	45,000
	345,364	$8.67 - $10.60	6.0	343,697
	902,467	$11.56 - $12.93	5.9	667,811
	1,422,965	$13.64 - 15.47	8.3	271,196
	469,252	$16.63 - 18.64	5.0	450,835
	7,500	$20.02 - 20.45	9.1	834
	591,659	$22.16 - 24.38	4.9	591,659
	24,000	$26.09 - $27.17	4.6	24,000

Totals	3,895,583			2,482,408

Special CEO Options Grant

The Company granted stock options to its former President and Chief Executive Officer (CEO) in October 2003 under an executive securities agreement. The grant, as amended, included options to purchase 612,366 shares of common stock at the then fair value and was scheduled to vest over two years. These options were not granted under the Company's 1998 Stock Plan or 2004 Stock Plan. Options to purchase 150,000, 220,000, 200,000, and 42,366 shares under this grant were exercised in 2006, 2008, 2009, and 2010, respectively, leaving none outstanding under the special CEO grant at September 30, 2011 or 2010.

Restricted  Stock Awards

During the fiscal year ended September 30, 2011, under the terms of the Plan, the Company granted 108,033 restricted shares to certain members of management. The vesting of these restricted shares into voting shares of Common Stock is subject to the Company meeting a key performance metric over a three-year period.  In addition, the Company granted 26,976 restricted stock units to non-employee directors. These restricted stock units vest into voting shares of Common Stock over one year and contain a restriction on the sale of the underlying common shares until six months after the director separates from the Company. The total fair values of the restricted shares and units granted were determined based upon the number of shares and units and the closing prices of the Company’s common stock on the dates of the grants.

53 of 65

Information regarding the Company's restricted shares and units is summarized below (not in thousands):

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Grant	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in Years)	(in Millions)
Outstanding at September 30, 2010	-
Granted	135,009	$16.70
Lapse of restrictions	-
Canceled	-

Outstanding at September 30, 2011	135,009	$16.70	1.9	$2.2

Vested or Expected to Vest at September 30, 2011	135,009	$16.70	1.9	$2.2

Exercisable at September 30, 2011	-		-	$-

As of September 30, 2011, there was $1.4 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The Company granted 783,500 additional options and 110,034 restricted stock units under the Plan to management in November 2011. The restricted stock units will vest into voting shares of Common Stock if the Company attains targeted performance criteria at the end of a three-year period. The actual number of shares that will vest can range from 0% to 125% of this number depending upon actual Company performance below or above the target level.

11.	Benefit Plans

The Company maintains defined contribution plans covering all full-time employees of the Company who have 90 days of service and are at least 21 years old. An eligible employee may elect to make a before-tax contribution of between 1% and 100% of his or her compensation through payroll deductions, not to exceed the annual limit set by law. The Company currently matches the first 50% of participant contributions limited to 6% of a participant's gross compensation (maximum Company match is 3%). Additional amounts associated with profit sharing were contributed in the three years presented and are scheduled to be contributed in 2012 for 2011 as well. All Company contributions are subject to the discretion of management and the board of directors. The combined expense for this plan and a similar plan for Canadian employees was $6,165 in 2011, $4,172 in 2010 and $6,253 in 2009.

The Company also contributes to an external pension fund for certain of its employees who belong to a local union. Annual contributions were $146, $91 and $101 in 2011, 2010, and 2009, respectively.

54 of 65

12.	Income Taxes

The income tax provision consisted of the following:

	Fiscal year
	2011	2010	2009

Current:
Federal	$24,919	$13,369	$27,279
Foreign	1,523	1,615	1,956
State	5,181	2,737	5,268

	31,623	17,721	34,503
Deferred:
Federal	(296)	2,153	(76)
Foreign	-	(17)	29
State	(169)	925	(552)

	(465)	3,060	(599)

	$31,158	$20,781	$33,904

The following table shows the principal reasons for the differences between the effective income tax rate and the statutory federal income tax rate:

	Fiscal Year
	2011	2010	2009

Federal income taxes at statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	4.42	3.42	3.83
Foreign income taxes	(0.33)	(0.17)	0.18
Change in tax status of foreign entity	(5.60)	-	-
Non-deductible meals and entertainment	0.27	0.41	0.25
Tax reserves	(0.28)	(1.41)	0.56
Other	0.99	0.34	(0.54)

Total	34.47%	37.57%	39.28%

The components of the Company's deferred taxes were as follows:

	September 30,	September 30,
	2011	2010

Deferred tax liabilities:
Excess tax over book depreciation and amortization	$48,288	$44,469
Foreign currency translation adjustment	-	3,249
Other	553	455

	48,841	48,173
Deferred tax assets:
Deferred compensation	9,848	8,440
Allowance for doubtful accounts	5,306	4,357
Accrued vacation & other	2,223	2,665
Unrealized loss on financial derivatives	2,827	4,281
Inventory valuation	5,113	5,874

	25,318	25,618

Net deferred income tax liabilities	$23,523	$22,556

           During the fourth quarter of 2011, the Company’s request to have its Canadian subsidiary (Beacon Roofing Supply Canada Company or “BRSCC”) treated as a Controlled Foreign Corporation (“CFC”), retroactive to October 1, 2009, was approved by the IRS. BRSCC was previously treated as a “pass-through” or disregarded entity for U.S. federal income tax purposes. Subsequent to October 1, 2009, BRSCC’s taxable income, which reflects all of the Company’s Canadian operations, is being taxed only in Canada and would generally be taxed in the U.S. only upon an actual or deemed distribution. The Company expects that BRSCC’s earnings will be indefinitely reinvested for the foreseeable future and therefore no U.S. deferred tax asset or liability for the differences between the book basis and the tax basis of BRSCC has been recorded at September 30, 2011. In connection with this change in the indefinite reinvestment assertion, the Company recorded a reversal of a deferred tax liability of $3.2 million previously reported as a component of other comprehensive income. The reversal was recorded in current year earnings as backwards tracing of such amounts to other comprehensive income is prohibited. Unremitted earnings of $25.4 million were considered permanently reinvested at September 30, 2011. A quantification of the associated deferred tax liability on those unremitted earnings of BRSCC has not been made, as the determination of such liability is not practicable.

55 of 65

ASC 740 provides that the effect of an election for a voluntary change in tax status is recognized for accounting purposes on the approval date. Therefore all of the associated adjustments to the Company’s income tax accounts for the above approved election were recorded in the fourth quarter of 2011, including the adjustments resulting from a lower Canadian tax rate compared to the U.S. tax rate in 2011 and 2010. Deferred assets and liabilities that were recorded over the time BRSCC was treated as a pass-through entity were derecognized and the resulting impact was included in income from continuing operations, including items previously reported in other financial statement components (such as in other comprehensive income as noted above).

As of September 30, 2011, there were available tax benefits totaling $466 related to foreign tax credit carryforwards, most of which expire in fiscal year 2019. The Company has recorded a valuation allowance to fully reserve for this amount since it is more likely than not that this deferred tax asset will not be realized due to the change discussed above. As of September 30, 2010, there were available tax benefits totaling $369 related to foreign tax credit carryforwards and there was no valuation allowance for this amount since future recognition was considered likely at that time.

As of September 30, 2011, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $57, all of which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize any interest and penalties related to income tax matters in income tax expense in the consolidated statements of operations. There were no significant accrued interest and penalty amounts resulting from unrecognized tax benefits at September 30, 2011. The Company currently anticipates its unrecognized tax benefits will fully reverse during the next nine months. A reconciliation of the beginning and ending amounts of the gross unrecognized income tax benefits is as follows:

	2011	2010

Balance, beginning of year	$432	$740
Current year uncertain tax positions	-	-
Expiration of statutes of limitations	(375)	(308)

Balance, end of year	$57	$432

In 2011, 2010, and 2009, the Company had reductions in income taxes payable of $1,782, $1,559 and $1,565, respectively, as a result of stock option exercises.

The Company has operations in 38 U.S. states and six provinces in Canada and is subject to tax audits in each of these jurisdictions and federally in both the United States and Canada. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimate of taxes payable in the accompanying financial statements. Additional taxes are reasonably possible however the amounts cannot be estimated at this time. The Company is no longer subject to U.S. federal tax examinations for fiscal years prior to 2008. For the majority of states, the Company is also no longer subject to tax examinations for fiscal years before 2008. In Canada, the Company is no longer subject to tax examinations for fiscal years prior to 2007. For the Canadian provinces, the Company is no longer subject to tax examinations for fiscal years before 2008.

13.	Related-Party Transactions

The Company leases two buildings from a limited liability entity that is partly owned by one of the Company’s directors for an aggregate expense of approximately $0.4 million in 2011, 2010 and 2009. The director’s interest in the dollar value of these lease arrangements was approximately 32% at September 30, 2011.

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

56 of 65

The Company is subject to litigation from time to time in the ordinary course of business; however the Company does not expect the results, if any, to have a material adverse impact on its results of operations, financial position or liquidity.

15.	Geographic and Product Data

The Company's geographic and product information was as follows:

	Year Ended
	September 30, 2011			September 30, 2010			September 30, 2009
			Property			Property			Property
		Income	and		Income	and		Income	and
	Net	before	Equipment,	Net	before	Equipment,	Net	before	Equipment,
	Revenues	taxes	net	Revenues	taxes	net	Revenues	taxes	net

U.S.	$1,676,072	$85,171	$40,667	$1,501,748	$50,338	$41,900	$1,637,831	$80,502	$47,108
Canada	141,351	5,207	6,760	108,221	4,969	5,851	96,136	5,820	5,857

Total	$1,817,423	$90,378	$47,427	$1,609,969	$55,307	$47,751	$1,733,967	$86,322	$52,965

Net revenues from external customers by product group were as follows:

	Year Ended

	September 30,	September 30,	September 30,
	2011	2010	2009

Residential roofing products	$845,570	$748,007	$898,796
Non-residential roofing products	723,627	619,348	598,789
Complementary building products	248,226	242,614	236,382

Total	$1,817,423	$1,609,969	$1,733,967

Prior year revenues by product group are presented in a manner consistent with the current year’s product classifications.

16.	Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consisted of the following:

	Balance at
	beginning	Provision		Balance at
Fiscal Year	of year	Additions	Write-offs	end of year

September 30, 2011	$11,817	$7,960	$(5,960)	$13,816
September 30, 2010	$13,442	$4,622	$(6,247)	$11,817
September 30, 2009	$12,978	$7,413	$(6,949)	$13,442

17.	Financial Derivatives

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

57 of 65

The Company is using interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. As of September 30, 2011, the following interest rate derivative instruments were outstanding: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50 million interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%. These interest rate swaps expire in April 2013.

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

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense. Since inception, the Company has not recognized any gains or losses on these hedges and there has been no effect on income from hedge ineffectiveness. The table below presents the combined fair values of the interest rate derivative instruments:

	Unrealized Losses
	September 30,	September 30,	September 30,
Location on Balance Sheet	2011	2010	2009	Fair Value Hierarchy
	(Dollars in thousands)

Accrued expenses	$7,235	$11,084	$12,348	Level 2

The fair values of the interest rate hedges were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

18.	Subsequent Events

On November 1, 2011, the Company announced that it had acquired Fowler & Peth, Inc., a distributor of residential and commercial roofing products and related accessories headquartered in Denver, Colorado.  Fowler & Peth has six locations in Colorado, two in Wyoming and one in Nebraska and annual sales of approximately $60 million. On October 17, 2011, the Company announced that it had acquired The Roofing Connection, a distributor of mostly residential roofing products and related accessories with one location in the Halifax suburb of Dartmouth, Nova Scotia.

58 of 65

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A.    CONTROLS AND PROCEDURES

1.	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were  (1) designed to ensure that material information relating to Beacon Roofing Supply, Inc., including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) designed to be effective, and were effective, in that they provide reasonable assurance of achieving their objectives, including that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of September 30, 2011. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of September 30, 2011, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

59 of 65

Our Independent Registered Public Accounting Firm has issued a report on the Company's internal control over financial reporting. This report appears below.

(b)    Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Beacon Roofing Supply, Inc.

We have audited Beacon Roofing Supply, Inc.'s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Beacon Roofing Supply, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Beacon Roofing Supply, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beacon Roofing Supply, Inc. as of September 30, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2011 and our report dated November 29, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts November 29, 2011

(c)    Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

60 of 65

ITEM 9B.    OTHER INFORMATION

We have no information to report pursuant to Item 9B.

61 of 65

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

        The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of September 30, 2011 and 2010

•	Consolidated Statements of Operations for the years ended September 30, 2011, 2010 and 2009

•	Consolidated Statements of Stockholders' Equity for the years ended September 30, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

(2)    Financial Statement Schedules

Financial statement schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

(3)    Exhibits

Exhibits are set forth on the attached exhibit index.

62 of 65

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACON ROOFING SUPPLY, INC. (REGISTRANT)

	By:	/s/ DAVID R. GRACE
David R. Grace Executive Vice President and Chief Financial Officer
Date: November 29, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ROBERT R. BUCK	Chairman	November 29, 2011
Robert R. Buck

/s/ PAUL M. ISABELLA	President and Chief Executive Officer	November 29, 2011
Paul M. Isabella

/s/ DAVID R. GRACE	Executive Vice President and Chief Financial Officer	November 29, 2011
David R. Grace

/s/ RICK C. WELKER	Vice President and Chief Accounting Officer	November 29, 2011
Rick C. Welker

/s/ ANDREW R. LOGIE	Director	November 29, 2011
Andrew R. Logie

/s/ H. ARTHUR BELLOWS, JR.	Director	November 29, 2011
H. Arthur Bellows, Jr.

/s/ JAMES J. GAFFNEY	Director	November 29, 2011
James J. Gaffney

/s/ PETER M. GOTSCH	Director	November 29, 2011
Peter M. Gotsch

/s/ WILSON B. SEXTON	Director	November 29, 2011
Wilson B. Sexton

/s/ STUART A. RANDLE	Director	November 29, 2011
Stuart A. Randle

63 of 65

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

4.1
Form of Specimen Common Stock Certificate of Beacon Roofing Supply, Inc. (incorporated herein by reference to Exhibit 4.1 to Beacon Roofing Supply, Inc.'s Registration Statement on S-1 (Registration No. 333-116027))

10.1
Fourth Amended and Restated Credit Agreement, dated as of November 2, 2006, among Beacon Sales Acquisition, Inc., as borrower, Beacon Roofing Supply, Inc., as one of the Guarantors, the Lenders and L/C Issuers party thereto, and General Electric Capital Corporation, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of Beacon Roofing Supply, Inc.'s current report on Form 8-K filed November 3, 2006)

10.2
Fourth Amended and Restated Loan and Security Agreement, dated as of November 2, 2006, among Beacon Roofing Supply Canada Company, GE Canada Finance Holding Company and the financial institutions party thereto (incorporated by reference to Exhibit 10.2 to Beacon Roofing Supply, Inc's current report on Form 8-K filed November 3, 2006)

10.3
Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for all employees, including executive officers who are not directors (incorporated by reference to Exhibit 10.3 to Beacon Roofing Supply, Inc.'s annual report on Form 10-K for the year ended September 30, 2008)*

10.4
Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for non-employee directors (incorporated by reference to Exhibit 10.3 to Beacon Roofing Supply, Inc.'s quarterly report on Form 10-Q for the quarter ended March 31, 2006)*

10.6
Executive Securities Agreement dated as of October 20, 2003 by and between Beacon Roofing Supply, Inc., Robert Buck and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 10.5 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-116027))

10.8	1998 Stock Plan (incorporated herein by reference to Exhibit 4.1 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-8 (Registration No. 333-119747))*

10.9	Beacon Roofing Supply, Inc. Amended and Restated 2004 Stock Plan (incorporated by reference to Appendix A to the Company’s 2011 Proxy Statement for the Annual Meeting held on February 8, 2011)*

10.10	First Amendment dated as of October 31, 2011 to the Beacon Roofing Supply, Inc. 2004 Stock Plan*

10.11
Description of CEO Relocation Assistance Arrangement (incorporated herein by reference to Exhibit 10.1 to Beacon Roofing Supply, Inc.'s quarterly report on Form 10-Q for the quarter ended December 31, 2010)*

10.12	Description of Management Cash Bonus Plan (incorporated herein by reference to Exhibit 10.3 to Beacon Roofing Supply, Inc.'s quarterly report on Form 10-Q for the quarter ended December 31, 2010)*

10.13	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 10, 2011)*

10.14
Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 10, 2011)*

10.15
Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Restricted Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 16, 2011)*

64 of 65

10.16
Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Time-Based Restricted Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 16, 2011)*

21	Subsidiaries of Beacon Roofing Supply, Inc.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Compensatory plan or arrangement.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

65 of 65