Form 10-Q
period 2011-12-31
BEACON ROOFING SUPPLY INC
filed 2012-02-09
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

As of February 1, 2012, there were 46,403,457 outstanding shares of the registrant's common stock, $.01 par value per share.

BEACON ROOFING SUPPLY, INC.

Quarterly Report on Form 10-Q

INDEX

Part I.	Financial Information	2
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	2
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	12
	Overview	12
	Results of Operations	13
	Seasonality and Quarterly Fluctuations	15
	Liquidity and Capital Resources	16
	Cautionary Statement	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
	Interest Rate Risk	19
	Foreign Exchange Risk	19

Item 4.	Controls and Procedures	19

Part II.	Other Information	20

Item 6.	Exhibits	20

Signature Page		21

Index to Exhibits		22

BEACON ROOFING SUPPLY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	December 31,	December 31,	September 30,
	2011	2010	2011
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$155,171	$175,674	$143,027
Accounts receivable, less allowances of $14,944 at December 31, 2011, $12,530 at December 31, 2010, and $13,816 at September 30, 2011	221,665	184,546	280,322
Inventories	193,020	155,190	202,474
Prepaid expenses and other assets	57,083	49,152	37,573
Deferred income taxes	14,881	16,680	15,469

Total current assets	641,820	581,242	678,865

Property and equipment, net	48,537	44,746	47,427
Goodwill	400,140	365,650	380,916
Other assets, net	61,008	48,927	49,756

Total assets	$1,151,505	$1,040,565	$1,156,964

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$149,699	$128,121	$182,523
Accrued expenses	73,101	49,876	69,906
Current portion of long-term obligations	15,201	16,058	15,605

Total current liabilities	238,001	194,055	268,034

Senior notes payable, net of current portion	300,723	310,932	301,544
Deferred income taxes	39,145	39,885	38,992
Long-term obligations under equipment financing and other, net of current portion	8,909	11,432	9,967

Commitments and contingencies

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 46,397,165 issued and 46,289,132 outstanding at December 31, 2011, 45,858,201 issued and 45,772,718 outstanding at December 31, 2010, and 46,262,140 issued and 46,154,107 outstanding at September 30, 2011	463	458	462
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	251,623	238,778	248,260
Retained earnings	312,225	243,942	293,110
Accumulated other comprehensive income (loss)	416	1,083	(3,405)

Total stockholders' equity	564,727	484,261	538,427

Total liabilities and stockholders' equity	$1,151,505	$1,040,565	$1,156,964

Note: The balance sheet at September 30, 2011

has been derived from the audited financial statements at that date

The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

	Three Months Ended December 31,
	2011	2010
Unaudited
(Dollars in thousands, except per share data)

Net sales	$489,850	$404,793
Cost of products sold	372,525	309,983

Gross profit	117,325	94,810

Operating expenses	82,985	74,970

Income from operations	34,340	19,840

Interest expense	3,280	3,469

Income before income taxes	31,060	16,371

Income tax expense	11,945	6,319

Net income	$19,115	$10,052

Net income per share:
Basic	$0.41	$0.22

Diluted	$0.41	$0.22

Weighted average shares used in computing net income per share:
Basic	46,190,888	45,754,466

Diluted	46,830,178	46,167,814

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

	Three Months Ended December 31,
	2011	2010
	Unaudited (in thousands)

Operating activities:
Net income	$19,115	$10,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,055	6,453
Stock-based compensation	1,747	1,446
Adjustment of liability for contingent consideration	(1,000)	-
Gain on sale of assets	(209)	(325)
Deferred income taxes	(662)	(541)
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	71,446	57,367
Inventories	20,805	3,528
Prepaid expenses and other assets	(19,126)	(5,282)
Accounts payable and accrued expenses	(39,195)	(15,185)
Net cash provided by operating activities	58,976	57,513

Investing activities:
Purchases of property and equipment	(2,434)	(862)
Acquisition of businesses	(44,396)	-
Proceeds from sales of assets	223	923
Net cash provided (used) by investing activities	(46,607)	61

Financing activities:
Repayments under revolving lines of credit, net	(13)	(6)
Repayments under senior notes payable and other, net	(2,315)	(359)
Proceeds from exercises of options	1,534	1,109
Income tax benefit from stock-based compensation deductions in excess of the associated compensation costs	82	88
Net cash provided (used) by financing activities	(712)	832

Effect of exchange rate changes on cash	487	132

Net increase in cash and cash equivalents	12,144	58,538
Cash and cash equivalents at beginning of year	143,027	117,136

Cash and cash equivalents at end of period	$155,171	$175,674

Cash paid during the year for:
Interest	$3,145	$3,526
Income taxes, net of refunds	4,829	2,307

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Beacon Roofing Supply, Inc. (the "Company") prepared the consolidated financial statements following the accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. The balance sheet as of December 31, 2010 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (first quarter) ended December 31, 2011 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2012 (fiscal year 2012 or “2012”).

The three-month period ended December 31, 2011 had 60 business days, while the three-month period ended December 31, 2010 had 62 business days.

You should also read the financial statements and notes included in the Company's fiscal year 2011 (“2011”) Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in that Annual Report.

Adoption of Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This Update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company early adopted this Update at the end of 2011 for its goodwill impairment testing for 2011.

In December 2010, the FASB issued Accounting Standards No. 2010-29, an amendment to Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations, which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company’s adoption of this Update in 2012 did not have an impact on the financial statements.

In December 2010, the FASB issued Accounting Standards No. 2010-28 an amendment to Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).  The new guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company’s adoption of this amendment in 2012 did not have an impact on the financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2. Income per Share

The Company calculates basic income per share by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share includes the dilutive effects of outstanding stock awards.

The following table reflects the calculation of weighted-average shares outstanding for each period presented:

	Three Months Ended December 31,
	2011	2010

Weighted-average common shares outstanding for basic	46,190,888	45,754,466
Dilutive effect of stock options and restricted stock awards	639,290	413,348

Weighted-average shares assuming dilution	46,830,178	46,167,814

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

The Company recorded stock-based compensation expense of $1.7 million ($1.1 million net of tax) and $1.4 million ($0.9 million net of tax) in the three months ended December 31, 2011 and 2010, respectively. At December 31, 2011, the Company had $16.1 million of excess tax benefits available for potential deferred tax write-offs related to previously recognized stock-based compensation.

The amended and restated Beacon Roofing Supply, Inc. 2004 Stock Plan (the “Plan”) provides for grants of stock options and restricted stock awards of up to 7,800,000 shares of common stock to key employees and directors. As of December 31, 2011, there were 2,109,879 shares of common stock available for awards under the Plan.

Stock options

As of December 31, 2011, there was $10.5 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.5 years. Except under certain conditions, the options are subject to continued employment and vest in one-third increments over a three-year period following the grant dates.

The fair values of the options were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended December 31,
	2011	2010

Risk-free interest rate	0.94%	1.49%
Expected life in years	6.5	7.0
Expected volatility	47.00%	48.00%
Dividend yield	0.00%	0.00%

Expected lives of the options granted are based primarily on history, while expected volatilities are based on historical volatilities of the Company’s stock and stocks of comparable public companies. Estimated forfeiture rates vary by grant and range up to 8.0% as of December 31, 2011.

The following table summarizes stock options outstanding as of December 31, 2011, as well as activity during the three months then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in Years)	(in Millions)
Outstanding at September 30, 2011	3,895,583	$15.06
Granted	781,832	18.72
Exercised	(135,025)	11.36
Canceled	(39,091)	15.19

Outstanding at December 31, 2011	4,503,299	$15.80	6.9	$21.6

Vested or Expected to Vest at December 31, 2011	4,397,369	$15.77	6.8	$21.2

Exercisable at December 31, 2011	3,021,746	$15.18	5.7	$16.9

The aggregate intrinsic values above include only in-the-money options. The weighted-average grant date fair values of stock options granted during the three months ended December 31, 2011 and December 31, 2010 were $8.75 and $7.76, respectively. The intrinsic values of stock options exercised were $1.1 and $0.8 million during the three months ended December 31, 2011 and December 31, 2010, respectively.

Restricted stock awards

As of December 31, 2011, there was $3.1 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.6 years.

The total fair values of the restricted stock awards were determined based upon the number of shares or units and the closing prices of the Company’s common stock on the dates of the grants. The restricted stock awards granted to management are subject to continued employment, except under certain conditions, and will vest if the Company attains a targeted rate of return on invested capital at the end of a three-year period. The actual number of shares or units that will vest can range from 0% to 125% of the management grants depending upon actual Company performance below or above the target level. The restricted stock awards granted to directors are subject to continued employment and vest over one year, except under certain conditions, and contain a restriction on the sale of the underlying common shares until six months after the director separates from the Company.

The following table summarizes restricted shares and units outstanding as of December 31, 2011, as well as the activity during the three months then ended:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Grant	Contractual	Intrinsic
	Shares/Units	Price	Life	Value
			(in Years)	(in Millions)
Outstanding at September 30, 2011	135,009	$16.70
Granted	110,035	$18.72
Lapse of restrictions	-
Canceled	-

Outstanding at December 31, 2011	245,044	$17.61	2.2	$5.0

Vested or Expected to Vest at December 31, 2011	245,044	$17.61	2.2	$5.0

4. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income. For the Company, these consisted of the following items:

	Three Months Ended December 31,
(Dollars in thousands)	2011	2010

Net income	$19,115	$10,052

Foreign currency translation adjustment	2,833	1,808
Tax effect	-	(328)
Foreign currency translation adjustment, net	2,833	1,480

Unrealized gain on financial derivatives	1,583	1,891
Tax effect	(595)	(649)
Unrealized gain on financial derivatives, net	988	1,242

Comprehensive income	$22,936	$12,774

5. Acquisitions

In October 2011, the Company purchased all of the stock of The Roofing Connection, a distributor of mostly residential roofing products and related accessories with one location in Dartmouth, Nova Scotia, a suburb of Halifax. In November 2011, the Company purchased all of the stock of Fowler & Peth, Inc., a distributor of residential and commercial roofing products and related accessories that has five branches in Colorado, two in Wyoming and one in Nebraska, with annual sales of approximately $60 million. The purchase price of $36.7 million resulted in goodwill of $14.7 million. The purchase price allocation is preliminary. The Company and the selling stockholders mutually agreed to file a Section 338 election with the Internal Revenue Service to treat the transaction for tax purposes as an asset purchase.

In May 2011, the Company purchased all of the stock of Enercon Products ("Enercon") for $34.9 million plus a potential earn-out amount discussed herein. The purchase allocation resulted in goodwill of $17.8 million. Enercon is a roofing distributor with six locations in Western Canada. Headquartered within its branch in Edmonton, Enercon also has branches in Calgary, Regina and Saskatoon and two branches in Vancouver and generated annual sales of approximately $45 million in 2010. There may be an additional payout of up to C$5.5 million if certain earn-out targets (based on defined EBITDA) are met for the twelve-month period ending May 2012. An estimated liability for the fair value of this contingent consideration, currently $3.9 million, has been established and included in accrued expenses in the consolidated balance sheet. This estimate has been and will continue to be reviewed prior to the due date and any adjustment will be recorded through income (loss) from continuing operations. A reduction in the liability of $1.0 million was recorded in the first quarter of 2012 and recognized as a reduction of operating expenses. This adjustment is not taxable and has been recorded as a permanent difference for income tax reporting purposes.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

A total of $2.7 million of the prior acquisition prices remained in escrow at December 31, 2011, primarily for purchase price adjustments and post-closing indemnification claims, with $1.2 million included in other current assets and accrued expenses and $1.5 million included in other long-term assets and liabilities.

6. Debt

The Company currently has the following credit facilities:

•	a senior secured credit facility in the U.S.;

•	a senior secured credit facility in Canada; and

•	an equipment financing facility.

Senior Secured Credit Facilities

On November 2, 2006, the Company entered into an amended and restated seven-year $500 million U.S. senior secured credit facility and a C$15 million senior secured Canadian credit facility with GE Antares Capital ("GE Antares") and a syndicate of other lenders (combined, the "Credit Facility"). The Credit Facility consists of a U.S. revolving credit facility providing up to $150 million, which includes a sub-facility of $20 million for letters of credit, and a term loan with an initial principal amount of $350 million (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company.

As of December 31, 2011, there was less than $0.1 million of outstanding revolver borrowings and $311.0 million of outstanding Term Loan maturing in September 2013. The Company is in compliance with the covenants under the Credit Facility. The current portion of long-term obligations for each period presented includes a $7 million accelerated payment that was due under the Term Loan. The accelerated payments for 2011 and 2010 were made in the following January. Substantially all of the Company's assets, including the capital stock and assets of wholly-owned subsidiaries secure obligations under the Credit Facility.

Equipment Financing Facilities

As of December 31, 2011, there was a total of $10.9 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 3.6% to 7.1% and payments due through March 2016. No further amounts can be drawn on the prior facilities. The Company’s current facility provides financing for up to $5.5 million of purchased transportation and material handling equipment through May 15, 2012 at an interest rate approximately 2.75% above the 3-year term swap rate at the time of the advances. No amounts were outstanding under the current facility at December 31, 2011.

7. Financial Instruments

Financial Derivatives

The Company uses derivative financial instruments to manage its exposure related to fluctuating cash flows from changes in interest rates. Use of derivative financial instruments in hedging programs subjects the Company to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative instrument will change. In a hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivatives represents the possibility that the counterparty will not fulfill the terms of the contract. The notional, or contractual, amount of the Company's derivative financial instruments is used to measure interest to be paid or received and does not represent the Company's exposure due to credit risk. The Company's current derivative instruments are with large financial counterparties rated highly by nationally recognized credit rating agencies.

The Company is using interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. As of December 31, 2011, the following interest rate derivative instruments were outstanding: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50 million interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%. These interest rate swaps expire in April 2013.

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

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense. Since inception, the Company has not recognized any gains or losses on these hedges and there has been no effect on income from hedge ineffectiveness. The table below presents the combined fair values of the interest rate derivative instruments:

	Unrealized Losses
	December 31,	December 31,	September 30,
Location on Balance Sheet	2011	2010	2011	Fair Value Hierarchy
	(Dollars in thousands)

Accrued expenses	$5,653	$9,193	$7,235	Level 2

The fair values of the interest rate hedges were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents also include unsettled credit card transactions. As of December 31, 2011, the cash equivalents were mostly comprised of money market funds, which invest primarily in commercial paper or bonds with a rating of A-1 or better, and bank certificates of deposit. The carrying values of the cash equivalents for the periods presented equaled the fair values, which were determined under Level 1 of the Fair Value Hierarchy.

8. Foreign Net Revenue

Foreign (Canadian) net revenue totaled $40.4 and $29.1 million in the three months ended December 31, 2011 and 2010, respectively.

9. Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose certain information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments in this Update for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of this Update to have an impact on the financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which provides an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. These changes apply to both annual and interim financial statements. The amendments in ASU 2011-05 should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, however Accounting Standards No. 2011-12, issued by the FASB in December 2011, has deferred the effective date of the portions of this Update that relate to the presentation of reclassification adjustments. Early adoption is permitted. The Company does not currently expect the adoption of ASU 2011-05 to have a significant impact on the financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2011 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2012” refer to the three months (first quarter) ended December 31, 2011 of our fiscal year ending September 30, 2012, and all references to “2011” refer to the three months (first quarter) ended December 31, 2010 of our fiscal year ended September 30, 2011. Certain tabular information may not foot due to rounding and certain reclassifications are made to prior year sales by product line to conform to the current year presentation.

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

We currently distribute up to 10,000 SKUs through 192 branches in the United States and Canada. We had 2,321 employees as of December 31, 2011, including our sales and marketing team of 999 employees (which includes branch management).

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

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. Our main acquisition strategy is to target market leaders in geographic areas that we do not service. Our May 2011 acquisition of Enercon is one example of this approach. Enercon is a roofing distributor with six locations in Western Canada. Headquartered within its branch in Edmonton, Enercon also has branches in Calgary, Regina and Saskatoon and two branches in Vancouver, with no branch overlap with our existing operations. In addition, we also acquire companies to supplement branch openings within existing markets. Our November 2011 acquisition of Fowler & Peth, a distributor of residential and commercial roofing products with eight branches located in Colorado, Wyoming, and Nebraska, which we integrated into our Shelter Distribution region in the Midwest, is an example of such an acquisition.

Results of Operations

The following table presents, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods presented. Percentages may not foot due to rounding.

	Three Months Ended December 31,
	2011	2010

Net sales	100.0%	100.0%
Cost of products sold	76.0	76.6

Gross profit	24.0	23.4

Operating expenses	16.9	18.5

Income from operations	7.0	4.9
Interest expense	(0.7)	(0.9)

Income before income taxes	6.3	4.0
Income tax expense	(2.4)	(1.6)

Net income	3.9%	2.5%

In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth, we include growth from existing and newly opened branches but excluded growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. When we refer to regions, we are referring to our geographic regions. At December 31, 2011, we had a total of 192 branches in operation. For 2012, 177 branches were included in our existing market calculations and 15 branches were excluded because they were acquired after fiscal year 2010. Acquired markets for 2012 included Enercon, The Roofing Connection, and Fowler & Peth (See Note 5 to the Condensed Consolidated Financial Statements). When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

Three Months Ended December 31, 2011 ("2011") Compared to the Three Months Ended December 31, 2010 ("2010")

Existing and Acquired Markets

	Existing Markets		Acquired Markets		Consolidated
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011	2010
		(dollars in thousands)

Net Sales	$473,653	$404,793	$16,197	$-	$489,850	$404,793

Gross Profit	113,397	94,810	3,928	-	117,325	94,810
Gross Margin	23.9%	23.4%	24.3%		24.0%	23.4%

Operating Expenses	78,861	74,970	4,124	-	82,985	74,970
Operating Expenses as a % of Net Sales	16.6%	18.5%	25.5%		16.9%	18.5%

Operating Income (Loss)	$34,536	$19,840	$(196)	$-	$34,340	$19,840
Operating Margin	7.3%	4.9%	-1.2%		7.0%	4.9%

Net Sales

Consolidated net sales increased $85.1 million, or 21.0%, to $489.9 million in 2012 from $404.8 million in 2011. Existing market sales increased $68.9 million or 17.0% (20.9% on a sales per day basis), while acquired market sales were $16.2 million. There were 60 business days in 2012 compared to 62 in 2011. We believe our 2012 existing market sales were influenced primarily by the following factors:

•	continued strong growth in the markets affected by last year’s storms;
•	continued strong growth in non-residential roofing activity in all but one of our regions;
•	strong growth in residential re-roofing activity in all regions, partly due to better weather conditions; and
•	industry-wide price increases in non-residential products and asphalt shingles;

partially offset by:

•	decreases in our complementary product sales in most regions due to lower remodeling activity.

We acquired nine branches and closed two in this year’s first quarter, while we closed two branches in last year’s first quarter. We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our net product costs and invoiced gross margins. Since last year’s first quarter we experienced approximate 8% and 10% increases in residential and non-residential roofing product costs, respectively, while complementary product costs increased by about 5%. The net impact of these factors increased our overall net product costs by approximately 8%, which we believe did not have a material impact on our net operating results in 2012 compared to 2011. Existing market net sales by geographical region grew as follows: Northeast 23.1%; Mid-Atlantic 19.8%; Southeast 32.5%; Southwest 6.5%; Midwest 14.1%; West 39.1%; and Canada 4.8%. These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

For the Three Months Ended

	December 31,		December 31,
	2011		2010
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$220,056	46.5%	$175,425	43.3%	$44,631	25.4%
Non-residential roofing products	192,592	40.7%	166,735	41.2%	25,857	15.5
Complementary building products	61,005	12.9%	62,633	15.5%	(1,628)	-2.6

Total existing market sales	$473,653	100.0%	$404,793	100.0%	$68,860	17.0%

For 2012, our acquired markets recognized sales of $13.5, $1.5 and $1.2 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The 2012 existing market sales of $473.7 million plus the sales from acquired markets of $16.2 million agrees (rounded) to our reported total 2012 sales of $489.9 million. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Three Months Ended

	December 31,	December 31,
	2011	2010	Change
	(dollars in millions)

Gross profit	$117.3	$94.8	$22.5		23.7%
Existing markets	113.4	94.8	18.6		19.6%

Gross margin	24.0%	23.4%		0.6%
Existing markets	23.9%	23.4%		0.5%

Our existing market gross profit increased $18.6 million or 19.6% in 2012, while our acquired market gross profit was $3.9 million. Our overall and existing market gross margins increased in 2012 from 2011 to 24.0% and 23.9%, respectively, from 23.4%. The higher gross margins in 2012 were mainly due to an increase in our mix of residential product sales, which generally have higher gross margins. In addition, higher average selling prices in most of our markets allowed us to generate gross margins more consistent with our historical results.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins than our warehouse sales, represented 16.9% and 19.6% of our net sales in 2012 and 2011, respectively. This decrease in the percentage of direct sales was primarily attributable to the lower mix of non-residential roofing product sales, which are more commonly facilitated by direct shipment. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

For the Three Months Ended

	December 31,	December 31,
	2011	2010	Change
	(dollars in millions)

Operating expenses	$83.0	$75.0	$8.0		10.7%
Existing markets	$78.9	$75.0	$3.9		5.2%

Operating expenses as a % of sales	16.9%	18.5%		-1.6%
Existing markets	16.6%	18.5%		-1.9%

Operating expenses in our existing market increased by $3.9 million or 5.2% in 2012 to $78.9 million, compared to $75.0 million in 2011, while our acquired market expenses were $4.1 million. The operating expenses for acquired markets were favorably impacted by a $1.0 million reduction of the liability for Enercon’s contingent consideration as discussed in Note 5. The following factors were the leading causes of the higher operating expenses in our existing markets:

•	increased payroll and related costs of $2.8 million primarily due to higher incentive-based pay, overtime pay, certain benefits and payroll taxes;
•	increased selling expenses of $0.9 million mainly from higher fuel and transportation costs; and
•	increases in other general and administrative costs of $1.6 million principally from higher professional fees and higher general insurance and travel expenses;

partially offset by

•	decreased depreciation and amortization expense of $0.9 million from lower amortization of intangibles and reduced depreciation from the impact of low capital expenditures in recent years; and
•	decreased bad debts of $0.4 million due primarily to a lower percentage of past-due accounts.

In 2012, we expensed a total of $2.1 million for the amortization of intangible assets recorded under purchase accounting compared to $2.2 million in 2011. Our existing market operating expenses as a percentage of the related net sales decreased to 16.6% in 2012 from 18.5% in 2011 due to the positive impact from the higher sales, partially offset by the impact from the above increases.

Interest Expense

Interest expense was $3.3 million in 2012 compared to $3.5 million in 2011, as there was a beneficial impact from lower outstanding debt. Interest expense would have been $1.3 million less in both 2012 and 2011 without the impact of our interest rate derivatives.

Income Taxes

The income tax expense was $11.9 million in 2012, an effective tax rate of 38.5%, compared to $6.3 million in 2011, an effective rate of 38.6%. The rates in both years reflect beneficial impacts from certain discrete tax items. We currently expect our annual tax rate to average approximately 39.0% to 39.5%, excluding discrete items.

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

We generally experience a slowing of collections of our accounts receivable during our second quarter, mainly due to the inability of some of our customers to conduct their businesses effectively in inclement weather in certain regions. We continue to attempt to collect those receivables, which require payment under our standard terms. We do not provide material concessions to our customers during this quarter of the year.

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

	Fiscal year 2012	Fiscal year 2011
	Qtr 1	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data)
	(unaudited)
Net sales	$489.9	$404.8	$296.3	$540.7	$575.6
Gross profit	117.3	94.8	65.2	126.7	132.9
Income (loss) from operations	34.3	19.8	(6.8)	43.1	47.6
Net income (loss)	$19.1	$10.1	$(6.2)	$24.1	$31.3

Earnings (loss) per share - basic	$0.41	$0.22	$(0.13)	$0.52	$0.68
Earnings (loss) per share - fully diluted	$0.41	$0.22	$(0.13)	$0.51	$0.67

Quarterly sales as % of year's sales		22.3%	16.3%	29.8%	31.7%
Quarterly gross profit as % of year's gross profit		22.6%	15.5%	30.2%	31.7%
Quarterly income from operations as % of year's income from operations		19.1%	-6.6%	41.6%	45.9%

Earnings in the first quarter of 2012 included the beneficial impact of $1.0 million, $0.02 diluted earnings per share, from the reduction in the liability for Enercon’s contingent consideration (Note 5). Earnings in the fourth quarter of 2011 included the beneficial impact of $5.1 million, $0.11 diluted earnings per share, from the reversal of a net deferred tax liability associated with a change in the tax status of our Canadian operations. The calculation of the net loss per share for the second quarter of 2011 does not include the effects of outstanding stock awards since the impact would have been anti-dilutive.

Liquidity and Capital Resources

We had cash and cash equivalents of $155.2 million at December 31, 2011 compared to $175.7 million at December 31, 2010 and $143.0 million at September 30, 2011. Our net working capital was $403.8 million at December 31, 2011 compared to $387.2 million at December 31, 2010 and $410.8 million at September 30, 2011.

2012 Compared to 2011

Our net cash provided by operating activities was $59.0 million in 2012 compared to $57.5 million in 2011. The slight increase in cash from operations was principally due to the increase in net income of $9.1 million, mostly offset by less cash provided by working capital changes in 2012. The current quarter changes in working capital consisted of favorable decreases of $71.4 and $20.8 million in accounts receivable and inventories, respectively, partially offset by an unfavorable increase of $19.1 million in prepaid expenses and other assets and an unfavorable decrease of $39.2 million in accounts payable and accrued expenses. Our accounts receivable days sales outstanding (calculated based on the ending accounts receivable balance and the most recent quarter’s sales) were down slightly, mainly due to a higher concentration of residential roofing sales this year, which generally have shorter customer payment terms. Inventory turns were flat year over year, as the impact of this year’s higher inventory levels were offset by the positive impact of the higher sales. The increase in prepaid expenses and other assets was mostly due to higher amounts due from vendors for incentives, which resulted primarily from higher levels of purchases. Lastly, the decrease in accounts payable and accrued expenses were primarily due to normal seasonal factors.

Net cash used by investing activities was $46.6 million in 2012 compared to $0.1 million provided in 2011. Capital expenditures were $2.4 million in 2012 compared to $0.9 million in 2011. Proceeds from sales of assets were $0.6 million lower in 2012. In addition, we spent $44.4 million on acquisitions in 2012. We currently expect fiscal year 2012 capital expenditures to total between 0.8% to 1.0% of net sales, mostly dependent upon our sales volume and exclusive of the impact of branch openings.

Net cash used by financing activities was $0.7 million in 2012 compared to $0.8 million provided in 2011. There were $2.3 million of repayments under our credit and equipment financing facilities and $1.5 million of proceeds from exercises of stock options in 2012. The financing activities in 2011 also primarily reflected repayments under our credit and equipment financing facilities and proceeds from exercises of stock options, but were net of additional equipment financing proceeds of $1.7 million.

Capital Resources

Our principal source of liquidity at December 31, 2011 was our cash and cash equivalents of $155.2 million and our available borrowings of $160.1 million under revolving lines of credit, which takes into account all of the debt covenants, including the maximum consolidated leverage ratio and capital expenditures limit discussed below. Our borrowing base availability is determined primarily by trade accounts receivable, less outstanding borrowings and letters of credit. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets have been classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months.

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

The Credit Facility consists of a U.S. revolving credit facility providing up to $150 million (the "US Revolver"), which includes a sub-facility of $20 million for letters of credit, and a term loan with an initial principal amount of $350 million term loan (the "Term Loan"). The Credit Facility also includes a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $160.1 million available for revolver borrowings at December 31, 2011, which takes into account all of the debt covenants, including the maximum consolidated leverage ratio and capital expenditures limit discussed below, with less than $0.1 million outstanding under the US Revolver at an interest rate of 3.25%. There were $4.6 million of outstanding standby letters of credit at December 31, 2011, December 31, 2010 and September 30, 2011. The Term Loan requires amortization of 1% per year, payable in quarterly installments of approximately $0.8 million, and the remainder is due in 2013. The Credit Facility may also be expanded by up to an additional $200 million under certain conditions. There are mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

Excess Cash Flow

By May 15 of each fiscal year, we must pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on our results for fiscal year 2011, a required payment of $7.0 million was due by May 2012. A payment of $7.0 million was made in January 2012 for fiscal year 2011 and in January 2011 for fiscal year 2010. The amount payable under this provision as of December 31, 2011, December 31, 2010 and September 30, 2011 was classified as short-term debt.

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

The US Revolver currently carries an interest rate at the base rate (3.25% at December 31, 2011), while the Canada revolver carries an interest rate of the 30-day BA Rate plus 0.75% (3.00% at December 31, 2011), and the Term Loan carries an interest rate of LIBOR plus 2% (approximately 2.35% at December 31, 2011). Unused fees on the revolving credit facilities are 0.25% per annum. Availability under the revolving credit facilities is limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year.

Financial covenants, which apply only to the Term Loan, are limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

On the last day of each fiscal quarter, our Consolidated Leverage Ratio (the ratio of our outstanding debt, net of cash on hand, to our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation), as more fully defined in the Credit Facility, must not be greater than 4.00:1.0. At December 31, 2011, this ratio was 1.16:1.

Capital Expenditures

We cannot incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

As of December 31, 2011, we were in compliance with these covenants.

Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries secure obligations under the Credit Facility.

Equipment Financing Facilities

As of December 31, 2011, there was a total of $10.9 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 3.6% to 7.1% and payments due through March 2016. No further amounts can be drawn on the prior facilities. Our current facility provides financing for up to $5.5 million of purchased transportation and material handling equipment through May 15, 2012 at an interest rate approximately 2.75% above the 3-year term swap rate at the time of the advances. No amounts were outstanding under the current facility at December 31, 2011.

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

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading "Risk Factors" in our Form 10-K for the fiscal year ended September 30, 2011.

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

At December 31, 2011, we had $311.0 million of term loans outstanding under our Credit Facility, less than $0.1 million of borrowings under revolving lines of credit, and $10.9 million of equipment financing outstanding. Our weighted-average effective interest rate on that debt, after considering the effect of the interest rate swaps, was 4.03% at December 31, 2011 (3.99% at December 31, 2010). At December 31, 2011, a hypothetical 10% increase in interest rates in effect at that date would have increased annual interest expense by only $0.3 million, since the majority of the interest expense was fixed by the financial derivatives.

We enter into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The aggregate fair value of these swaps represented an unrealized loss of $5.7 million at December 31, 2011. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at December 31, 2011, would result in an aggregate unrealized gain or (loss) in value of the swaps of approximately $0.1 million or ($0.1) million, respectively.

Financial Derivatives

As discussed above, we use interest rate derivative instruments to manage our exposure related to fluctuating cash flows from changes in interest rates by converting a portion of our variable-rate borrowings into fixed-rate borrowings. As of December 31, 2011, we had the following interest rate derivative instruments outstanding: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50 million interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%. These interest rate swaps expire in April 2013.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended September 30, 2011.

Item 4.    Controls and Procedures

As of December 31, 2011, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")). Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Items 1-5 are not applicable and have been omitted.

Item 6.    Exhibits

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Document Description

10	Description of CEO Relocation Assistance Arrangement.*

31.1	Certification by Paul M. Isabella pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David R. Grace pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Paul M. Isabella and David R. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2012.

BEACON ROOFING SUPPLY, INC.

BY:	/s/ DAVID R. GRACE
David R. Grace, Executive Vice President & Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

Index to Exhibits

Exhibit Number	Document Description

10	Description of CEO Relocation Assistance Arrangement.*

31.1	Certification by Paul M. Isabella pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by David R. Grace pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Paul M. Isabella and David R. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

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

