Form 10-Q
period 2012-03-31
BEACON ROOFING SUPPLY INC
filed 2012-05-10
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of May 1, 2012, there were 46,862,327 outstanding shares of the registrant's common stock, $.01 par value per share.

  BEACON ROOFING SUPPLY, INC.

Quarterly Report on Form 10-Q

INDEX

Part I.	Financial Information	2
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	2
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	12
	Overview	12
	Results of Operations	13
	Seasonality and Quarterly Fluctuations	17
	Liquidity and Capital Resources	18
	Cautionary Statement	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
	Interest Rate Risk	22
	Foreign Exchange Risk	22

Item 4.	Controls and Procedures	22

Part II.	Other Information	23

Item 6.	Exhibits	23

Signature Page		24

Index to Exhibits		25

BEACON ROOFING SUPPLY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	March 31,	March 31,	September 30,
	2012	2011	2011
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$171,129	$178,422	$143,027
Accounts receivable, less allowances of $15,815 at March 31, 2012,
$13,369 at March 31, 2011, and $13,816 at September 30, 2011	210,594	177,825	280,322
Inventories	262,767	209,569	202,474
Prepaid expenses and other assets	81,993	52,248	37,573
Deferred income taxes	14,586	15,200	15,469

Total current assets	741,069	633,264	678,865

Property and equipment, net	51,207	44,097	47,427
Goodwill	401,079	366,117	380,916
Other assets, net	58,835	46,513	49,756

Total assets	$1,252,190	$1,089,991	$1,156,964

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$239,080	$171,343	$182,523
Accrued expenses	75,813	65,800	69,906
Current portion of long-term obligations	86,714	9,048	15,605

Total current liabilities	401,607	246,191	268,034

Senior notes payable, net of current portion	221,797	310,185	301,544
Deferred income taxes	40,294	39,696	38,992
Long-term obligations under equipment financing and other, net of current portion	8,033	11,222	9,967

Commitments and contingencies

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized;
46,940,493 issued and 46,832,460 outstanding at March 31, 2012,
46,039,424 issued and 45,931,391 outstanding at March 31, 2011, and
46,262,140 issued and 46,154,107 outstanding at September 30, 2011	468	459	462
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	261,857	242,285	248,260
Retained earnings	315,369	237,765	293,110
Accumulated other comprehensive income (loss)	2,765	2,188	(3,405)

Total stockholders' equity	580,459	482,697	538,427

Total liabilities and stockholders' equity	$1,252,190	$1,089,991	$1,156,964

Note: The balance sheet at September 30, 2011

has been derived from the audited financial statements at that date

The accompanying Notes are an integral part of the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Unaudited
(Dollars in thousands, except per share data)

Net sales	$395,161	$296,321	$885,011	$701,114
Cost of products sold	301,445	231,094	673,970	541,077

Gross profit	93,716	65,227	211,041	160,037

Operating expenses	83,963	72,059	166,948	147,029

Income (loss) from operations	9,753	(6,832)	44,093	13,008

Interest expense	3,279	3,186	6,559	6,655

Income (loss) before income taxes	6,474	(10,018)	37,534	6,353

Income tax expense (benefit)	3,330	(3,841)	15,275	2,478

Net income (loss)	$3,144	$(6,177)	$22,259	$3,875

Net income (loss) per share:
Basic	$0.07	$(0.13)	$0.48	$0.08

Diluted	$0.07	$(0.13)	$0.47	$0.08

Weighted average shares used in computing
net income (loss) per share:
Basic	46,529,109	45,855,777	46,359,075	45,777,187

Diluted	47,600,215	45,855,777	47,252,547	46,402,586

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

	Six Months Ended March 31,

	2012	2011

	Unaudited (in thousands)

Operating activities:
Net income	$22,259	$3,875
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	12,034	12,636
Stock-based compensation	3,777	2,969
Adjustment of liability for contingent consideration	(1,000)	-
Gain on sale of assets	(702)	(490)
Deferred income taxes	(921)	(1,057)
Changes in assets and liabilities, net of the effects
of businesses acquired:
Accounts receivable	82,802	64,529
Inventories	(48,675)	(50,444)
Prepaid expenses and other assets	(43,976)	(8,077)
Accounts payable and accrued expenses	54,683	44,902
Net cash provided by operating activities	80,281	68,843

Investing activities:
Purchases of property and equipment	(8,603)	(4,063)
Acquisition of businesses	(44,370)	-
Proceeds from sales of assets	788	1,195
Net cash used by investing activities	(52,185)	(2,868)

Financing activities:
Borrowings (repayments) under revolving lines of credit, net	1	(59)
Repayments under senior notes payable and other, net	(10,645)	(8,070)
Proceeds from exercises of options	8,958	2,804
Income tax benefit from stock-based compensation deductions in excess of the
associated compensation costs	868	379
Net cash used by financing activities	(818)	(4,946)

Effect of exchange rate changes on cash	824	257

Net increase in cash and cash equivalents	28,102	61,286
Cash and cash equivalents at beginning of year	143,027	117,136

Cash and cash equivalents at end of period	$171,129	$178,422

Cash paid during the year for:
Interest	$6,432	$6,801
Income taxes, net of refunds	23,132	3,610

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Beacon Roofing Supply, Inc. (the "Company") prepared the consolidated financial statements following the accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. The balance sheet as of March 31, 2011 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (second quarter) and the six-month period (year-to-date) ended March 31, 2012 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2012 (fiscal year 2012 or “2012”).

The six-month periods ended March 31, 2012 and March 31, 2011 had 124 and 126 business days, respectively, while the three-month periods ended March 31, 2012 and March 31, 2011 each had 64 days.

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

The following table reflects the calculation of weighted-average shares outstanding for each period presented:

	Three Months Ended March 31,		Six Months Ended March 31,

	2012	2011	2012	2011

Weighted-average common shares outstanding
for basic	46,529,109	45,855,777	46,359,075	45,777,187
Dilutive effect of stock options and restricted stock awards	1,071,106	-	893,472	625,399

Weighted-average shares assuming dilution	47,600,215	45,855,777	47,252,547	46,402,586

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

The Company recorded stock-based compensation expense of $2.0 million ($1.2 million net of tax) and $1.5 million ($0.9 million net of tax) in the three months ended March 31, 2012 and 2011, respectively, and $3.8 million ($2.3 million net of tax) and $3.0 million ($1.8 million net of tax) in the six months ended March 31, 2012 and 2011, respectively. At March 31, 2012, the Company had $17.2 million of excess tax benefits available for potential deferred tax write-offs related to previously recognized stock-based compensation.

The amended and restated Beacon Roofing Supply, Inc. 2004 Stock Plan (the “Plan”) provides for grants of stock options and restricted stock awards of up to 7,800,000 shares of common stock to key employees and directors. As of March 31, 2012, there were 2,109,480 shares of common stock available for awards under the Plan.

Stock options

As of March 31, 2012, there was $9.2 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years. Except under certain conditions, the options are subject to continued employment and vest in one-third increments over a three-year period following the grant dates.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The fair values of the options were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended March 31,
	2012	2011

Risk-free interest rate	0.94%	1.51%
Expected life in years	6.5	7.0
Expected volatility	47.00%	48.00%
Dividend yield	0.00%	0.00%

Expected lives of the options granted are based primarily on history, while expected volatilities are based on historical volatilities of the Company’s stock and stocks of comparable public companies. Estimated forfeiture rates vary by grant and range up to 8.0% as of March 31, 2012.

The following table summarizes stock options outstanding as of March 31, 2012, as well as activity during the six months then ended:

				Weighted-
			Weighted-	Average
			Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
		Shares	Price	Life	Value
				(in Years)	(in Millions)
Outstanding at September 30, 2011		3,895,583	$15.06
	Granted	789,332	18.78
	Exercised	(678,353)	13.21
	Canceled	(65,207)	16.43

Outstanding at March 31, 2012		3,941,355	$16.10	6.7	$38.1

Vested or Expected to Vest at March 31, 2012		3,837,094	$16.07	6.6	$37.2

Exercisable at March 31, 2012		2,481,776	$15.51	5.4	$25.5

The aggregate intrinsic values above include only in-the-money options. The weighted-average grant date fair values of stock options granted during the six months ended March 31, 2012 and March 31, 2011 were $8.78 and $7.82, respectively. The intrinsic values of stock options exercised were $6.8 and $2.4 million during the six months ended March 31, 2012 and March 31, 2011, respectively.

Restricted stock awards

As of March 31, 2012, there was $3.4 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.3 years.

The total fair values of the restricted stock awards were determined based upon the number of shares or units and the closing prices of the Company’s common stock on the dates of the grants. The restricted stock awards granted to management are subject to continued employment, except under certain conditions, and will vest if the Company attains a targeted rate of return on invested capital at the end of a three-year period. The actual number of shares or units that will vest can range from 0% to 125% of the management grants depending upon actual Company performance below or above the target level and the Company estimates that performance in determining the projected number of shares or units that will vest and the related compensation cost. The restricted stock awards granted to directors are subject to continued employment and vest over one year, except under certain conditions, and contain a restriction on the sale of the underlying common shares until six months after the director separates from the Company.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes restricted shares and units outstanding as of March 31, 2012, as well as the activity during the six months then ended:

				Weighted-
			Weighted-	Average
			Average	Remaining	Aggregate
		Number of	Grant	Contractual	Intrinsic
		Shares/Units	Price	Life	Value
				(in Years)	(in Millions)
Outstanding at September 30, 2011		135,009	$16.70
	Granted	129,050	$19.45
	Lapse of restrictions	-
	Canceled	-

Outstanding at March 31, 2012		264,059	$18.04	3.3	$6.8

Vested or Expected to Vest at March 31, 2012		264,059	$18.04	3.3	$6.8

Exercisable at March 31, 2012		-		-	-

4. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income (loss). For the Company, these consisted of the following items:

	Three Months Ended March 31,		Six Months Ended March 31,

(Dollars in thousands)	2012	2011	2012	2011

Net income (loss)	$3,144	$(6,177)	$22,259	$3,875

Foreign currency translation adjustment	1,913	1,410	4,746	3,218
Tax effect	-	(1,017)	-	(1,345)
Foreign currency translation adjustment, net	1,913	393	4,746	1,873

Unrealized gain on financial derivatives	720	1,178	2,303	3,069
Tax effect	(284)	(466)	(879)	(1,115)
Unrealized gain on financial derivatives, net	436	712	1,424	1,954

Comprehensive income (loss)	$5,493	$(5,072)	$28,429	$7,702

5. Acquisitions

In November 2011, the Company purchased all of the stock of Fowler & Peth, Inc., a distributor of residential and commercial roofing products and related accessories that has five branches in Colorado, two in Wyoming and one in Nebraska, with annual sales of approximately $60 million. The purchase price of $36.7 million resulted in goodwill of $14.9 million. The purchase price allocation is preliminary. The Company and the selling stockholders mutually agreed to file a Section 338 election with the Internal Revenue Service to treat the transaction for tax purposes as an asset purchase.

In October 2011, the Company purchased all of the stock of The Roofing Connection, a distributor of mostly residential roofing products and related accessories with one location in Dartmouth, Nova Scotia, a suburb of Halifax.

In May 2011, the Company purchased all of the stock of Enercon Products ("Enercon") for $34.9 million plus a potential earn-out amount discussed herein. The purchase allocation resulted in goodwill of $17.1 million. Enercon is a roofing distributor with six locations in Western Canada. Headquartered within its branch in Edmonton, Enercon also has branches in Calgary, Regina and Saskatoon and two branches in Vancouver and generated annual sales of approximately $45 million in 2010. There may be an additional payout of up to C$5.5 million if certain earn-out targets (based on defined EBITDA) are met for the twelve-month period ending May 2012. An estimated liability for the fair value of this contingent consideration, currently $3.7 million, has been established and included in accrued expenses in the consolidated balance sheet. This estimate has been and will continue to be reviewed prior to the due date and any adjustment will be recorded through income (loss) from continuing operations. A reduction in the liability of $1.0 million was recorded in the first quarter of 2012 and recognized as a reduction of operating expenses. This adjustment is not taxable and has been recorded as a permanent difference for income tax reporting purposes. There were no adjustments of the estimated liability in the second quarter.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

A total of $1.5 million of the prior acquisition prices remained in escrow at March 31, 2012, primarily for post-closing indemnification claims, which is included in other long-term assets and liabilities.

6. Debt

The Company currently has the following credit facilities:

•	a senior secured credit facility in the U.S.;

•	a senior secured credit facility in Canada; and

•	an equipment financing facility.

Senior Secured Credit Facility

On November 2, 2006, the Company entered into an amended and restated seven-year $500 million U.S. senior secured credit facility and a C$15 million senior secured Canadian credit facility with GE Antares Capital ("GE Antares") and a syndicate of other lenders (combined, the "Credit Facility"). The Credit Facility consisted of a U.S. revolving credit facility providing up to $150 million, which includes a sub-facility of $20 million for letters of credit, and a term loan with an initial principal amount of $350 million (the "Term Loan"). The Credit Facility also included a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company.

As of March 31, 2012, there was less than $0.1 million of outstanding revolver borrowings and $304.0 million of outstanding Term Loan that was scheduled to mature in September 2013. The Company was in compliance with the covenants under the Credit Facility at March 31, 2012. The amounts outstanding under the Credit Facility were paid off in early April 2012 in connection with the closing of the New Credit Facility (discussed below) and the associated net reduction of approximately $79 million in the Company’s outstanding term debt from cash on hand has been included in the current portion of long-term obligations at March 31, 2012. Substantially all of the Company's assets, including the capital stock and assets of wholly-owned subsidiaries secured obligations under the Credit Facility.

New and Expanded Credit Facility

On April 5, 2012, the Company replaced the above Credit Facility with a new five-year senior secured credit facility that includes a $550 million U.S. credit facility and a C$15 million ($15.1 million) Canadian credit facility with Wells Fargo Bank, National Association, and a syndicate of other lenders (combined, the “New Credit Facility”). The $550 million U.S credit facility consists of a revolving credit facility of $325 million, which includes a sub-facility of $20 million for letters of credit, and a $225 million term loan. Substantially all of the Company's assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the New Credit Facility. The term loan has required amortization of 5% per year that is payable in quarterly installments, with the balance due on March 31, 2017. The Company may increase the New Credit Facility by up to $200 million under certain conditions.

Borrowings under the New Credit Facility carry interest at a margin above the LIBOR (London Interbank Offered Rate). The margin is 1.75% per annum and can range from 1.50% to 2.50% per annum depending upon the Company’s Consolidated Total Leverage Ratio, as defined in the New Credit Facility. Initial unused commitment fees on the revolving credit facilities are 0.375% per annum. The unused commitment fees can range from 0.35% to 0.50% per annum, again depending upon the Company's Consolidated Total Leverage Ratio.

The Company paid off the outstanding debt of $304.0 million under the prior Credit Facility with the proceeds from the New Credit Facility and from approximately $79 million of cash on hand. In the third quarter of 2012, the Company expects to record a loss of approximately $1.2 million ($0.7 million net of tax) associated with this transaction. In addition, this transaction is expected to impact the effectiveness of the Company’s interest rate swaps existing as of the refinancing date (Note 7) and therefore the fair value ($4.8 million at the time of the refinancing) and any prospective changes in the fair value of those swaps will be recognized in interest expense. Financial covenants under the New Credit Facility are comprised of a Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio, as defined.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Equipment Financing Facilities

As of March 31, 2012, there was a total of $9.6 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 3.6% to 7.1% and payments due through March 2016. No further amounts can be drawn on the prior facilities. The Company’s current facility provides financing for up to $5.5 million of purchased transportation and material handling equipment through May 15, 2012 at an interest rate approximately 2.75% above the 3-year term swap rate at the time of the advances. No amounts were outstanding under the current facility at March 31, 2012.

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

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. As of March 31, 2012, the following interest rate derivative instruments were outstanding: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50 million interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%. These interest rate swaps expire in April 2013.

These derivative instruments are designated as cash flow hedges, for which the Company records the effective portions of changes in their fair value, net of taxes, in other comprehensive income (Note 4). The effectiveness of the hedges is periodically assessed by the Company during the lives of the hedges by 1) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and 2) through an evaluation of the ability of the counterparties to the hedges to honor their obligations under the hedges. Any ineffective portions of the hedges are recognized in earnings. Through March 31, 2012, no ineffectiveness was recognized. However, as discussed in Note 6, the refinancing transaction on April 5, 2012 is expected to result in hedge ineffectiveness in the third quarter of 2012.

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense.  The table below presents the combined fair values of the interest rate derivative instruments:

	Unrealized Losses
	March 31,	March 31,	September 30,
Location on Balance Sheet	2012	2011	2011	Fair Value Hierarchy
	(Dollars in thousands)

Accrued expenses	$4,932	$8,015	$7,235	Level 2

The fair values of the interest rate hedges were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

New Financial Derivative

On April 9, 2012, the Company entered into a new interest rate derivative instrument consisting of a $213.8 million interest rate swap with interest payments at a fixed rate of 1.38%, commencing on March 28, 2013. This new interest rate swap has also been designated as a cash flow hedge and amortizes at $2.8 million per quarter beginning on June 28, 2013 and expires on March 31, 2017.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents also include unsettled credit card transactions. As of March 31, 2012, the cash equivalents were mostly comprised of money market funds, which invest primarily in commercial paper or bonds with a rating of A-1 or better, and bank certificates of deposit. The carrying values of the cash equivalents for the periods presented equaled the fair values, which were determined under Level 1 of the Fair Value Hierarchy.

8. Foreign Net Revenue

Foreign (Canadian) net revenue totaled $62.5 and $43.7 million in the six months ended March 31, 2012 and 2011, respectively.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which provides an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. These changes apply to both annual and interim financial statements. The amendments in ASU 2011-05 should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, however Accounting Standards No. 2011-12, issued by the FASB in December 2011, has deferred the effective date of the portions of this Update that relate to the presentation of reclassification adjustments. Early adoption is permitted. The Company does not currently expect the adoption of ASU 2011-05 to have a significant impact on its financial position and results of operations.

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

10. Subsequent Events

As discussed in Note 6, the Company refinanced its Credit Facility with the New Credit Facility on April 5, 2012. As a consequence of that refinancing, the Company expects to report a loss of approximately $1.2 million, $0.7 million net of tax, for the write-off of the unamortized deferred financing costs associated with the Credit Facility in the third quarter of 2012. Also due to the payoff of the Credit Facility, the interest rate swaps totaling $200 million in notional value (Note 7) on that date became ineffective cash flow hedges and the Company expects to recognize an interest charge of approximately $4.8 million ($2.9 million net of tax) in the third quarter of 2012, subject to changes in the fair value. The Company entered into a new interest rate swap on April 9, 2012 as discussed further in Note 7.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2011 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2012” and “YTD 2012” refer to the three months (second quarter) and six months (year-to-date) ended March 31, 2012, respectively, of our fiscal year ending September 30, 2012, and all references to “2011” and “YTD 2011” refer to the three months (second quarter) and six months (year-to-date) ended March 31, 2011, respectively, of our fiscal year ended September 30, 2011. Certain tabular information may not foot due to rounding and certain reclassifications are made to prior year sales by product line to conform to the current year presentation.

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

We currently distribute up to 10,000 SKUs through 193 branches in the United States and Canada. We had 2,358 employees as of March 31, 2012, including our sales and marketing team of 1006 employees (which includes branch management).

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.3	78.0	76.2	77.2

Gross profit	23.7	22.0	23.8	22.8

Operating expenses	21.2	24.3	18.9	21.0

Income (loss) from operations	2.5	(2.3)	5.0	1.9
Interest expense	(0.8)	(1.1)	(0.7)	(0.9)

Income (loss) before income taxes	1.6	(3.4)	4.2	0.9
Income tax (expense) benefit	(0.8)	1.3	(1.7)	(0.4)

Net income (loss)	0.8%	(2.1)%	2.5%	0.6%

        In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth, we include growth from existing and newly opened branches but excluded growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. When we refer to regions, we are referring to our geographic regions. At March 31, 2012, we had a total of 193 branches in operation. For 2012, 178 branches were included in our existing market calculations and 15 branches were excluded because they were acquired after the start of last year’s second quarter. Acquired markets for 2012 included Enercon, The Roofing Connection, and Fowler & Peth (See Note 5 to the Condensed Consolidated Financial Statements). When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

Three Months Ended March 31, 2012 ("2012") Compared to the Three Months Ended March 31, 2011 ("2011")

Existing and Acquired Markets

	Existing Markets		Acquired Markets		Consolidated
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012	2011
		(dollars in thousands)

Net Sales	$379,740	$296,321	$15,421	$-	$395,161	$296,321

Gross Profit	89,776	65,227	3,940	-	93,716	65,227
Gross Margin	23.6%	22.0%	25.5%		23.7%	22.0%

Operating Expenses	77,610	72,059	6,353	-	83,963	72,059
Operating Expenses as a % of Net Sales	20.4%	24.3%	41.2%		21.2%	24.3%

Operating Income (Loss)	$12,166	$(6,832)	$(2,413)	$-	$9,753	$(6,832)
Operating Margin	3.2%	-2.3%	-15.6%		2.5%	-2.3%

Net Sales

        Consolidated net sales increased $98.8 million, or 33.4%, to $395.2 million in 2012 from $296.3 million in 2011. Existing market sales increased $83.4 million or 28.2%, while acquired market sales were $15.4 million. There were 64 business days in both 2012 and 2011. We believe our 2012 existing market sales were influenced primarily by the following factors:

  much milder winter weather this year allowed for an increase in roofing activities, especially residential roofing;
  continued strong growth in the markets affected by last year’s storms;
  continued strong growth in non-residential roofing activity in most of our regions; and
  industry-wide price increases in our roofing product groups since last year’s second quarter.

We opened a new branch in this year’s second quarter and in last year’s second quarter. In 2012, we have estimated the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins. Average selling prices were up overall 7-8% in 2012 compared to 2011, with price increases of non-residential products at 10-12% and residential roofing products at 6-7%, while complementary product prices were generally flat. Our gross margins were higher during the quarter as discussed below, so the inflation impact in our net product costs in 2012 was slightly less than the impact from the increase in our average selling prices. Existing market net sales by geographical region grew as follows: Northeast 37.3%; Mid-Atlantic 27.4%; Southeast 50.5%; Southwest 29.6%; Midwest 16.1%; West 3.5%; and Canada 7.1%. These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

For the Three Months Ended

	March 31,		March 31,
	2012		2011
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$189,724	50.0%	$129,983	43.9%	$59,741	46.0%
Non-residential roofing products	137,822	36.3%	117,414	39.6%	20,408	17.4
Complementary building products	52,194	13.7%	48,924	16.5%	3,270	6.7

Total existing market sales	$379,740	100.0%	$296,321	100.0%	$83,419	28.2%

For 2012, our acquired markets recognized sales of $11.0, $2.9 and $1.5 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The 2012 existing market sales of $379.7 million plus the sales from acquired markets of $15.4 million agrees (rounded) to our reported total 2012 sales of $395.2 million. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Three Months Ended

	March 31,	March 31,
	2012	2011	Change
	(dollars in millions)

Gross profit	$93.7	$65.2	$28.5		43.7%
Existing markets	89.8	65.2	24.5		37.6%

Gross margin	23.7%	22.0%		1.7%
Existing markets	23.6%	22.0%		1.6%

Our existing market gross profit increased $24.5 million or 37.6% in 2012, while our acquired market gross profit was $3.9 million. Our overall and existing market gross margins increased in 2012 to 23.7% and 23.6%, respectively, from 22.0% in 2011. The higher gross margins in 2012 were due to an increase in our mix of residential product sales, which generally have higher gross margins, and from improved gross margins in those residential roofing product sales. In addition, as mentioned above, the increase in our average selling prices exceeded the increase in our net product costs in 2012 compared to 2011.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins than our warehouse sales, represented 19.2% and 23.1% of our net sales in 2012 and 2011, respectively. This decrease in the percentage of direct sales was primarily attributable to the lower mix of non-residential roofing product sales, which are more commonly facilitated by direct shipment. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

For the Three Months Ended

	March 31,	March 31,
	2012	2011	Change
	(dollars in millions)

Operating expenses	$84.0	$72.1	$11.9		16.5%
Existing markets	77.6	72.1	5.5		7.7%

Operating expenses as a % of sales	21.2%	24.3%		-3.1%
Existing markets	20.4%	24.3%		-3.9%

Operating expenses in our existing market increased by $5.5 million or 7.7% in 2012 to $77.6 million, compared to $72.1 million in 2011, while our acquired market expenses were $6.4 million. The following factors were the leading causes of the higher operating expenses in our existing markets:

•	increased payroll and related costs of $6.2 million primarily due to higher incentive-based pay, overtime pay, certain benefits and payroll taxes; and
•	increased selling expenses of $1.0 million mainly from higher fuel and transportation costs;

partially offset by

•	decreased depreciation and amortization expense of $1.0 million from lower amortization of intangibles and reduced depreciation from the impact of low capital expenditures in recent years; and
•	decreased bad debts of $1.2 million due primarily to a lower percentage of past-due accounts as the milder winter enabled more of our customers to stay current with their required payments.

In 2012, we expensed a total of $2.3 million for the amortization of intangible assets recorded under purchase accounting compared to $2.1 million in 2011. Our existing market operating expenses as a percentage of the related net sales decreased to 20.4% in 2012 from 24.3% in 2011 due to the positive impact from the higher sales, partially offset by the impact from the above increases.

Interest Expense

Interest expense was $3.3 million in 2012 compared to $3.2 million in 2011, as the impact from higher variable rates on the unhedged portion of our debt offset the beneficial impact from lower outstanding total debt. Interest expense would have been $1.1 and $1.3 million lower in 2012 and 2011, respectively, without the impact of our interest rate derivatives.

Income Taxes

Income tax expense was $3.3 million in 2012, an effective tax rate of 51.4%, compared to an income tax benefit of $3.8 million in 2011, an effective rate of 38.3%. The higher quarterly effective rate was due primarily to certain discrete items and less of a beneficial impact in this year’s second quarter from the low Canadian tax rate. We currently expect our annual tax rate to be approximately 39.5%, excluding discrete items.

Six Months Ended March 31, 2012 ("YTD 2012") Compared to the Six Months Ended March 31, 2011 ("YTD 2011")

Existing and Acquired Markets

	Existing Markets		Acquired Markets		Consolidated
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012	2011
		(dollars in thousands)

Net Sales	$853,393	$701,114	$31,618	$-	$885,011	$701,114

Gross Profit	203,174	160,037	7,867	-	211,041	160,037
Gross Margin	23.8%	22.8%	24.9%		23.8%	22.8%

Operating Expenses	156,472	147,029	10,476	-	166,948	147,029
Operating Expenses as a % of Net Sales	18.3%	21.0%	33.1%		18.9%	21.0%

Operating Income (Loss)	$46,702	$13,008	$(2,609)	$-	$44,093	$13,008
Operating Margin	5.5%	1.9%	-8.3%		5.0%	1.9%

Net Sales

        Consolidated net sales increased $183.9 million, or 26.2%, to $885.0 million in YTD 2012 from $701.1 million in YTD 2011. Existing market sales increased $152.3 million or 21.7% (23.7% on a sales per day basis), while acquired market sales were $31.6 million. There were 124 business days in YTD 2012 compared to 126 in YTD 2011. We believe our YTD 2012 existing market sales were influenced primarily by the same factors delineated for the quarter.

We opened one branch, closed two branches, and acquired nine branches in YTD 2012, while in YTD 2011 we opened one branch and closed two branches. The impact of inflation on our sales and gross profit during YTD 2012 as compared to YTD 2011 was similar to the effects noted above for the quarter. Existing market net sales by geographical region grew as follows: Northeast 28.3%; Mid-Atlantic 23.2%; Southeast 41.8%; Southwest 21.0%; Midwest 11.7%; West 20.5%; and Canada 5.6%. These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

For the Six Months Ended

	March 31,		March 31,
	2012		2011
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$409,928	48.0%	$305,430	43.6%	$104,498	34.2%
Non-residential roofing products	330,270	38.7%	284,188	40.5%	46,082	16.2
Complementary building products	113,195	13.3%	111,496	15.9%	1,699	1.5

Total existing market sales	$853,393	100.0%	$701,114	100.0%	$152,279	21.7%

For YTD 2012, our acquired markets recognized sales of $24.4, $4.5 and $2.7 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The YTD 2012 existing market sales of $853.4 million plus the sales from acquired markets of $31.6 million agrees (rounded) to our reported total YTD 2012 sales of $885.0 million. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Six Months Ended

	March 31,	March 31,
	2012	2011	Change
	(dollars in millions)

Gross profit	$211.0	$160.0	$51.0		31.9%
Existing markets	203.2	160.0	43.1		27.0%

Gross margin	23.8%	22.8%		1.0%
Existing markets	23.8%	22.8%		1.0%

Our existing market gross profit increased $43.1 million or 27.0% in YTD 2012, while our acquired market gross profit was $7.9 million. Both our overall and existing market gross margins increased in YTD 2012 to 23.8% from 22.8% in YTD 2011. The higher gross margins in YTD 2012 were mainly due to an increase in our mix of residential product sales, which generally have higher gross margins. In addition, the increase in our average selling prices exceeded the increase in our cost of goods sold in YTD 2012 compared to YTD 2011.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins than our warehouse sales, represented 17.9% and 21.1% of our net sales in YTD 2012 and YTD 2011, respectively. This decrease in the percentage of direct sales was primarily attributable to the lower mix of non-residential roofing product sales, which are more commonly facilitated by direct shipment. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

For the Six Months Ended

	March 31,	March 31,
	2012	2011	Change
	(dollars in millions)

Operating expenses	$166.9	$147.0	$19.9		13.5%
Existing markets	$156.5	$147.0	$9.5		6.4%

Operating expenses as a % of sales	18.9%	21.0%		-2.1%
Existing markets	18.3%	21.0%		-2.6%

Operating expenses in our existing market increased $9.5 million or 6.4% in YTD 2012 to $156.5 million, compared to $147.0 million in YTD 2011, while our acquired market expenses were $10.5 million. The YTD 2012 operating expenses for acquired markets were favorably impacted by a $1.0 million reduction of the liability for Enercon’s contingent consideration in the first quarter as discussed in Note 5. The following factors were the leading causes of the higher operating expenses in our existing markets:

•	increased payroll and related costs of $9.0 million primarily due to higher incentive-based pay, overtime pay, certain benefits and payroll taxes;
•	increased selling expenses of $1.9 million mainly from higher fuel and transportation costs; and
•	increases in other general and administrative costs of $1.8 million principally from higher professional fees, general insurance costs and travel expenses;

partially offset by

•	decreased depreciation and amortization expense of $1.8 million from lower amortization of intangibles and reduced depreciation from the impact of low capital expenditures in recent years; and
•	decreased bad debts of $1.6 million due primarily to a lower percentage of past-due accounts as the milder winter enabled more of our customers to stay current with their required payments.

In both YTD 2012 and YTD 2011, we expensed a total of $4.3 million for the amortization of intangible assets recorded under purchase accounting, including the impact from acquired markets. Our existing market operating expenses as a percentage of the related net sales decreased to 18.3% in YTD 2012 from 21.0% in YTD 2011 due to the positive impact from the higher sales, partially offset by the impact from the above increases.

Interest Expense

Interest expense was $6.6 million in YTD 2012 compared to $6.7 million in YTD 2011, as higher variable rates on the unhedged portion of our debt offset most of the beneficial impact from lower outstanding total debt. Interest expense would have been $2.4 million and $2.6 million less in YTD 2012 and YTD 2011, respectively, without the impact of our interest rate derivatives.

Income Taxes

The income tax expense was $15.3 million in YTD 2012, an effective tax rate of 40.7%, compared to $2.5 million in YTD 2011, an effective rate of 39.0%. The rates in both years reflect impacts from certain discrete tax items. We currently expect our annual tax rate to be approximately 39.5%, excluding discrete items.

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

Our vendors are also affected by the seasonality in the industry and are more likely to provide seasonal incentives in our second quarter as a result of the lower level of roofing activity. Also during the second quarter, we generally experienced our lowest availability under our senior secured credit facilities, which were asset-based lending facilities.

Certain Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for fiscal year 2012 (ending September 30, 2012) and fiscal year 2011 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends. Totals may not total due to rounding.

	Fiscal year 2012		Fiscal year 2011

	Qtr 1	Qtr 2	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data)
	(unaudited)
Net sales	$489.9	$395.2	$404.8	$296.3	$540.7	$575.6
Gross profit	117.3	93.7	94.8	65.2	126.7	132.9
Income (loss) from operations	34.3	9.8	19.8	(6.8)	43.1	47.6
Net income (loss)	$19.1	$3.1	$10.1	$(6.2)	$24.1	$31.3

Earnings (loss) per share - basic	$0.41	$0.07	$0.22	$(0.13)	$0.52	$0.68
Earnings (loss) per share - fully diluted	$0.41	$0.07	$0.22	$(0.13)	$0.51	$0.67

Quarterly sales as % of year's sales			22.3%	16.3%	29.8%	31.7%
Quarterly gross profit as % of year's gross profit			22.6%	15.5%	30.2%	31.7%
Quarterly income (loss) from operations as % of year's income from operations			19.1%	-6.6%	41.6%	45.9%

Earnings in the first quarter of fiscal 2012 included the beneficial impact of $1.0 million, $0.02 diluted earnings per share, from the reduction in the liability for Enercon’s contingent consideration (Note 5). Earnings in the fourth quarter of fiscal 2011 included the beneficial impact of $5.1 million, $0.11 diluted earnings per share, from the reversal of a net deferred tax liability associated with a change in the tax status of our Canadian operations. The calculation of the net loss per share for the second quarter of 2011 does not include the effects of outstanding stock awards since the impact would have been anti-dilutive.

Liquidity and Capital Resources

We had cash and cash equivalents of $171.1 million at March 31, 2012 compared to $178.4 million at March 31, 2011 and $143.0 million at September 30, 2011. Our net working capital was $339.5 million at March 31, 2012 compared to $387.1 million at March 31, 2011 and $410.8 million at September 30, 2011. Our net working capital at March 31, 2012 was affected by the $79 million of term debt included in the current portion of long-term obligations on that date as a result of the reduction of our term debt in that amount in early April 2012 associated with our refinancing (Note 6).

YTD 2012 Compared to YTD 2011

Our net cash provided by operating activities was $80.3 million in YTD 2012 compared to $68.8 million in YTD 2011. The increase in cash from operations was mostly due to the increase in net income of $18.4 million, partially offset by less cash provided by working capital changes in YTD 2012. The YTD 2012 changes in working capital, although less favorable overall than last year, consisted of the positive impacts from a decrease in accounts receivable of $82.8 million and a $54.7 million increase in accounts payable and accrued expenses, partially offset by the negative impacts from an increase in inventories of $48.7 million and a $44.0 million increase in prepaid expenses and other assets. Our accounts receivable days sales outstanding (calculated based on the ending accounts receivable balance and the most recent quarter’s sales) were down compared to last year, mainly due to a higher concentration of residential roofing sales this year, which generally have shorter customer payment terms. Inventory turns increased year over year, as the positive impact of the higher sales more than offset the negative impact of this year’s higher inventory levels. The increase in prepaid expenses and other assets was primarily due to higher amounts due from vendors for incentives, which resulted from a higher level of purchases and increased seasonal special buys. Lastly, the increase in accounts payable and accrued expenses was primarily due to normal seasonal factors and a higher level of inventory purchases later in the second quarter of this year.

Net cash used by investing activities was $52.2 million in YTD 2012 compared to $2.9 million used in YTD 2011. Capital expenditures were $8.6 million in YTD 2012 compared to $4.1 million in YTD 2011. Proceeds from sales of assets were $0.4 million lower in YTD 2012. In addition, we spent $44.4 million on acquisitions in YTD 2012. We currently expect fiscal year 2012 capital expenditures to total between 0.8% to 1.0% of net sales, mostly dependent upon our sales volume and exclusive of the impact of branch openings.

Net cash used by financing activities was $0.8 million in YTD 2012 compared to $4.9 million used in YTD 2011. There were $10.6 million of repayments under our credit and equipment financing facilities and $9.0 million of proceeds from exercises of stock options in YTD 2012. The financing activities in YTD 2011 also primarily reflected repayments under our credit and equipment financing facilities (which were net of proceeds of $3.2 million from new loans under our equipment financing facility) and proceeds from exercises of stock options.

Capital Resources

Our principal source of liquidity at March 31, 2012 was our cash and cash equivalents of $171.1 million and our available borrowings of $160.4 million under our prior revolving lines of credit, which took into account all of the debt covenants under the Credit Facility (Note 6), including the maximum consolidated leverage ratio and capital expenditures limit discussed below. The New Credit Facility is described below and in Note 6. Our prior borrowing base availability was determined primarily by trade accounts receivable, less outstanding borrowings and letters of credit. Borrowings outstanding under the prior revolving lines of credit in the accompanying balance sheets were classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months.

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

Our primary capital needs are for working capital obligations and other general corporate purposes, including acquisitions and capital expenditures. Our primary sources of working capital are cash from operations and cash equivalents supplemented by bank borrowings. In the past, we have financed larger acquisitions initially through increased bank borrowings and the issuance of common stock. We then repay any such borrowings with cash flows from operations. We have funded most of our past capital expenditures with cash on hand or through increased bank borrowings, including equipment financing, and then have reduced those obligations with cash flows from operations.

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

Senior Secured Credit Facility

On November 2, 2006, we entered into an amended and restated seven-year $500 million U.S. senior secured credit facility and a C$15 million senior secured Canadian credit facility with GE Antares Capital ("GE Antares") and a syndicate of other lenders (combined, the "Credit Facility"). The Credit Facility provided for a cash receipts lock-box arrangement that gave us sole control over the funds in lock-box accounts, unless excess availability was less than $10 million or an event of default occurred, in which case the senior secured lenders would have had the right to take control over such funds and to apply such funds to repayment of the senior debt.

The Credit Facility consisted of a U.S. revolving credit facility providing up to $150 million (the "US Revolver"), which included a sub-facility of $20 million for letters of credit, and a term loan with an initial principal amount of $350 million term loan (the "Term Loan"). The Credit Facility also included a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company (the "Canada Revolver"). There was a combined $160.1 million available for revolver borrowings at March 31, 2012, which took into account all of the debt covenants under the Credit Facility, including the maximum consolidated leverage ratio and capital expenditures limit discussed below, with less than $0.1 million outstanding under the US Revolver at an interest rate of 3.25%. There were $4.6 million of outstanding standby letters of credit at March 31, 2012, March 31, 2011 and September 30, 2011. The Term Loan required amortization of 1% per year, payable in quarterly installments of approximately $0.8 million, and the remainder was scheduled to be due in 2013. The Credit Facility could have also been expanded by up to an additional $200 million under certain conditions. There were mandatory prepayments under the Credit Facility under certain conditions, including the following cash flow condition:

Excess Cash Flow

By May 15 of each fiscal year, we were required to pay an amount equal to 50% of the Excess Cash Flow (as defined in the Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on our results for fiscal year 2011, a required payment of $7.0 million was due by May 2012 and was paid in January 2012. A payment of $7.0 million was also made in January 2011 for fiscal year 2010. The amount payable under this provision as of September 30, 2011 was classified as short-term debt.

Interest

Interest on borrowings under the U.S. credit facility was payable at our election at either of the following rates:

•	the base rate (that is the higher of (a) the base rate for corporate loans quoted in The Wall Street Journal or (b) the Federal Reserve overnight rate plus 1/2 of 1%) plus a margin of 0.75% for the Term Loan, or

•	the current LIBOR Rate plus a margin of 1.00% (for U.S. Revolver loans) or 2.00% (for Term Loan).

        Interest under the Canadian credit facility was payable at our election at either of the following rates:

•	an index rate (that is the higher of (1) the Canadian prime rate as quoted in The Globe and Mail and (2) the 30-day BA Rate plus 0.75%), or

•	the BA rate as described in the Canadian facility plus 1.00%.

The US Revolver carried an interest rate at the base rate (3.25%) at March 31, 2012, while the Canada revolver carried an interest rate of the 30-day BA Rate plus 0.75% (3.00% at March 31, 2012), and the Term Loan carried an interest rate of approximately 3.07% at March 31, 2012 (a combination of base rate and LIBOR Rate borrowings). Unused fees on the revolving credit facilities were 0.25% per annum. Availability under the revolving credit facilities was limited to 85% of eligible accounts receivable, increasing to 90% from January through April of each year.

Financial covenants under the Credit Facility, which applied only to the Term Loan, were limited to a leverage ratio and a yearly capital expenditure limitation as follows:

Maximum Consolidated Leverage Ratio

On the last day of each fiscal quarter, our Consolidated Leverage Ratio (the ratio of our outstanding debt, net of cash on hand, to our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation), as more fully defined in the Credit Facility, could not be greater than 4.00:1.0. At March 31, 2012, this ratio was 0.89:1.

Capital Expenditures

We could not incur aggregate Capital Expenditures, as defined, in excess of three percent (3.00%) of consolidated gross revenue for any fiscal year.

As of March 31, 2012, we were in compliance with these covenants.

Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries, secured obligations under the Credit Facility and secure obligations under the New Credit Facility discussed below.

New and Expanded Credit Facility

On April 5, 2012, we replaced the above Credit Facility with a new five-year senior secured credit facility that includes a $550 million U.S. credit facility and a C$15 million ($15.1 million) Canadian credit facility with Wells Fargo Bank, National Association, and a syndicate of other lenders (combined, the “New Credit Facility”). The $550 million U.S credit facility consists of a revolving credit facility of $325 million, which includes a sub-facility of $20 million for letters of credit, and a $225 million term loan. The term loan has required amortization of 5% per year that is payable in quarterly installments, with the balance due on March 31, 2017. We may increase the New Credit Facility by up to $200 million under certain conditions.

Borrowings under the New Credit Facility carry interest at a margin above the LIBOR Rate. The margin is 1.75% per annum and can range from 1.50% to 2.50% per annum depending upon our Consolidated Total Leverage Ratio, as defined in the New Credit Facility. Initial unused commitment fees on the revolving credit facilities are 0.375% per annum. The unused commitment fees can range from 0.35% to 0.50% per annum, again depending upon our Consolidated Total Leverage Ratio.

We paid off the outstanding debt of $304.0 million under the prior Credit Facility with the proceeds from the New Credit Facility and from approximately $79 million of cash on hand. In the third quarter of 2012, we expect to record a loss of approximately $1.2 million ($0.7 million net of tax) associated with this transaction. In addition, this transaction is expected to impact the effectiveness of the Company’s interest rate swaps existing as of the refinancing date and therefore the fair value and any prospective changes in the fair value of those swaps will be recognized in interest expense. Financial covenants under the New Credit Facility are as follows:

Maximum Consolidated Total Leverage Ratio

On the last day of each fiscal quarter, commencing with the quarter ending March 31, 2012, our Consolidated Total Leverage Ratio (the ratio of our outstanding debt, net of the $79 million term debt reduction made in April 2012, to our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation), as more fully defined in the New Credit Facility, must not be greater than 3.50:1.0 or 4.00:1.0 under a one-time request subsequent to an acquisition. At March 31, 2012, this ratio was 1.44:1.

Minimum Consolidated Interest Coverage Ratio

On the last day of each fiscal quarter, commencing with the quarter ending March 31, 2012, our Consolidated Interest Coverage Ratio (the ratio of our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation to our cash interest expense for the same period), as more fully defined in the New Credit Facility, must not be less than 3.00:1.0. At March 31, 2012, this ratio was 12.56:1.

Equipment Financing Facilities

As of March 31, 2012, there was a total of $9.6 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 3.6% to 7.1% and payments due through March 2016. No further amounts can be drawn on the prior facilities. Our current facility provides financing for up to $5.5 million of purchased transportation and material handling equipment through May 15, 2012 at an interest rate approximately 2.75% above the 3-year term swap rate at the time of the advances. No amounts were outstanding under the current facility at March 31, 2012.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our interest rate risk relates primarily to the variable-rate borrowings under our credit facilities. The following discussion of our interest rate swaps (see "Financial Derivatives" below) is based on a 10% change in interest rates. These changes are hypothetical scenarios used to calibrate potential risk and do not represent our view of future market changes. As the hypothetical figures discussed below indicate, changes in fair value based on the assumed change in rates generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

At March 31, 2012, we had $304.0 million of term loans outstanding under our Credit Facility, less than $0.1 million of borrowings under revolving lines of credit, and $9.6 million of equipment financing outstanding. Our weighted-average effective interest rate on that debt, after considering the effect of the interest rate swaps, was 4.63% at March 31, 2012 (4.02% at March 31, 2011). At March 31, 2012, a hypothetical 10% increase in interest rates in effect at that date would have increased annual interest expense by only $0.4 million, since the majority of the interest expense was fixed by the financial derivatives.

We enter into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The aggregate fair value of these swaps represented an unrealized loss of $4.9 million at March 31, 2012. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at March 31, 2012, would result in an aggregate unrealized gain or (loss) in value of the swaps of approximately $0.1 million or ($0.1) million, respectively.

Financial Derivatives

As discussed above, we use interest rate derivative instruments to manage our exposure related to fluctuating cash flows from changes in interest rates by converting a portion of our variable-rate borrowings into fixed-rate borrowings. As of March 31, 2012, we had the following interest rate derivative instruments outstanding: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50 million interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%. These interest rate swaps expire in April 2013.

On April 9, 2012, we entered into a new interest rate derivative instrument consisting of a $213.8 million interest rate swap with interest payments at a fixed rate of 1.38%, commencing on March 28, 2013. This new interest rate swap has also been designated as a cash flow hedge and amortizes at $2.8 million per quarter beginning on June 28, 2013 and expires on March 31, 2017.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended September 30, 2011.

Item 4.    Controls and Procedures

As of March 31, 2012, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")). Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Items 1-5 are not applicable and have been omitted.

Item 6.    Exhibits

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Document Description

31.1 31.2

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

  Signature Page

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2012.

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

