Form 10-Q
period 2012-06-30
BEACON ROOFING SUPPLY INC
filed 2012-08-07
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of August 1, 2012, there were 47,043,296 outstanding shares of the registrant's common stock, $.01 par value per share.

  BEACON ROOFING SUPPLY, INC.

Quarterly Report on Form 10-Q

INDEX

Part I.	Financial Information	2
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	2
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	13
	Overview	13
	Results of Operations	14
	Seasonality and Quarterly Fluctuations	19
	Liquidity and Capital Resources	19
	Cautionary Statement	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
	Interest Rate Risk	22
	Foreign Exchange Risk	23

Item 4.	Controls and Procedures	23

Part II.	Other Information	24

Item 6.	Exhibits	24

Signature Page		25

Index to Exhibits		26

BEACON ROOFING SUPPLY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	June 30,	June 30,	September 30,
	2012	2011	2011
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$31,243	$107,982	$143,027
Accounts receivable, less allowances of $14,560 at June 30, 2012, $13,762 at June 30, 2011, and $13,816 at September 30, 2011	279,304	296,208	280,322
Inventories	284,412	269,469	202,474
Prepaid expenses and other assets	58,332	51,711	37,573
Deferred income taxes	14,258	15,418	15,469

Total current assets	667,549	740,788	678,865

Property and equipment, net	52,526	47,326	47,427
Goodwill	425,190	380,788	380,916
Other assets, net	76,822	53,167	49,756

Total assets	$1,222,087	$1,222,069	$1,156,964

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$214,865	$240,012	$182,523
Accrued expenses	79,450	100,760	69,906
Borrowings under revolving lines of credit	44,900	71	28
Current portion of long-term obligations	15,255	8,852	15,577

Total current liabilities	354,470	349,695	268,034

Senior notes payable, net of current portion	210,938	309,364	301,544
Deferred income taxes	39,941	41,613	38,992
Long-term obligations under equipment financing and other, net of current portion	8,267	11,254	9,967

Commitments and contingencies

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized;
47,079,268 issued and 46,971,235 outstanding at June 30, 2012,
46,179,790 issued and 46,071,758 outstanding at June 30, 2011, and
46,262,140 issued and 46,154,107 outstanding at September 30, 2011	470	461	462
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	266,007	245,661	248,260
Retained earnings	340,784	261,853	293,110
Accumulated other comprehensive income (loss)	1,210	2,168	(3,405)

Total stockholders' equity	608,471	510,143	538,427

Total liabilities and stockholders' equity	$1,222,087	$1,222,069	$1,156,964

Note: The balance sheet at September 30, 2011

has been derived from the audited financial statements at that date

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Unaudited
(Dollars in thousands, except per share data)

Net sales	$560,526	$540,747	$1,445,537	$1,241,861
Cost of products sold	419,790	414,030	1,093,760	955,107

Gross profit	140,736	126,717	351,777	286,754

Operating expenses	89,459	83,585	256,407	230,614

Income from operations	51,277	43,132	95,370	56,140

Interest expense and other financing costs	8,158	3,326	14,717	9,981

Income before income taxes	43,119	39,806	80,653	46,159

Income tax expense	17,704	15,718	32,979	18,196

Net income	$25,415	$24,088	$47,674	$27,963

Net income per share:
Basic	$0.54	$0.52	$1.02	$0.61

Diluted	$0.53	$0.51	$1.00	$0.60

Weighted average shares used in computing net income per share:
Basic	46,910,336	45,990,255	46,542,158	45,848,209

Diluted	47,897,609	46,809,289	47,485,574	46,678,582

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2012	2011
	Unaudited (in thousands)

Operating activities:
Net income	$47,674	$27,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,795	18,795
Stock-based compensation	5,651	4,511
Adjustment of liability for contingent consideration	250	-
Certain interest expense and other financing costs	5,171	-
Gain on sale of assets	(899)	(641)
Deferred income taxes	254	(1,638)
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	19,790	(49,541)
Inventories	(62,081)	(99,642)
Prepaid expenses and other assets	(19,393)	(6,258)
Accounts payable and accrued expenses	21,116	144,170
Net cash provided by operating activities	35,328	37,719

Investing activities:
Purchases of property and equipment	(12,242)	(9,859)
Acquisition of businesses	(94,481)	(34,848)
Proceeds from sales of assets	996	1,408
Net cash used by investing activities	(105,727)	(43,299)

Financing activities:
Borrowings (repayments) under revolving lines of credit, net	44,872	(7)
Repayments under senior notes payable and other, net	(93,693)	(8,787)
Deferred financing costs	(5,088)	-
Proceeds from exercises of options	11,084	4,365
Income tax benefit from stock-based compensation deductions in excess of the associated compensation costs	1,020	652
Net cash used by financing activities	(41,805)	(3,777)

Effect of exchange rate changes on cash	420	203

Net decrease in cash and cash equivalents	(111,784)	(9,154)
Cash and cash equivalents at beginning of year	143,027	117,136

Cash and cash equivalents at end of period	$31,243	$107,982

Cash paid during the year for:
Interest	$9,524	$10,124
Income taxes, net of refunds	37,132	4,145

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Beacon Roofing Supply, Inc. (the "Company") prepared the consolidated financial statements following the accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. The balance sheet as of June 30, 2011 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (third quarter) and the nine-month period (year-to-date) ended June 30, 2012 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2012 (fiscal year 2012 or “2012”).

The nine-month periods ended June 30, 2012 and June 30, 2011 had 188 and 190 business days, respectively, while the three-month periods ended June 30, 2012 and June 30, 2011 each had 64 days.

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

The following table reflects the calculation of weighted-average shares outstanding for each period presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Weighted-average common shares outstanding for basic	46,910,336	45,990,255	46,542,158	45,848,209
Dilutive effect of stock options and restricted stock awards	987,273	819,034	943,416	830,373

Weighted-average shares assuming dilution	47,897,609	46,809,289	47,485,574	46,678,582

3. Stock-Based Compensation

The Company accounts for employee and non-employee director stock-based compensation using the fair value method of accounting. Compensation cost arising from stock options and restricted stock awards granted to employees and non-employee directors is recognized using the straight-line method over the vesting period, which represents the requisite service or performance period. In calculating the expense related to stock-based compensation, the Company estimates option forfeitures and projects the number of restricted shares and units that are expected to vest based on the related performance measures.

The Company recorded stock-based compensation expense of $1.9 million ($1.1 million net of tax) and $1.5 million ($0.9 million net of tax) in the three months ended June 30, 2012 and 2011, respectively, and $5.7 million ($3.4 million net of tax) and $4.5 million ($2.7 million net of tax) in the nine months ended June 30, 2012 and 2011, respectively. At June 30, 2012, the Company had $17.4 million of excess tax benefits available for potential deferred tax write-offs related to previously recognized stock-based compensation.

The amended and restated Beacon Roofing Supply, Inc. 2004 Stock Plan (the “Plan”) provides for grants of stock options and restricted stock awards of up to 7,800,000 shares of common stock to key employees and directors. As of June 30, 2012, there were 2,120,649 shares of common stock available for awards under the Plan.

Stock options

As of June 30, 2012, there was $7.8 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.2 years. Except under certain conditions, the options are subject to continued employment and vest in one-third increments over a three-year period following the grant dates.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Expected lives of the options granted are based primarily on historical activity, while expected volatilities are based on historical volatilities of the Company’s stock and consideration of comparable public companies’ stock. Estimated forfeiture rates vary by grant and range up to 8.0% as of June 30, 2012.

The following table summarizes stock options outstanding as of June 30, 2012, as well as activity during the nine months then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in Years)	(in Millions)
Outstanding at September 30, 2011	3,895,583	$ 15.06
Granted	789,332	18.78
Exercised	(817,128)	13.56
Canceled	(91,376)	16.49

Outstanding at June 30, 2012	3,776,411	$ 16.12	6.5	$ 34.4

Vested or Expected to Vest at June 30, 2012	3,673,337	$ 16.10	6.5	$ 33.6

Exercisable at June 30, 2012	2,333,394	$ 15.52	5.1	$ 22.7

The aggregate intrinsic values above include only in-the-money options. The weighted-average grant date fair values of stock options granted during the nine months ended June 30, 2012 and June 30, 2011 were $8.78 and $7.82, respectively. The intrinsic values of stock options exercised were $8.2 and $3.8 million during the nine months ended June 30, 2012 and June 30, 2011, respectively.

Restricted stock awards

As of June 30, 2012, there was $3.3 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The total fair values of the restricted stock awards were determined based upon the number of shares or units and the closing prices of the Company’s common stock on the dates of the grants. The restricted stock awards granted to management are subject to continued employment, except under certain conditions, and will vest if the Company attains a targeted rate of return on invested capital at the end of a three-year period. The actual number of shares or units that will vest can range from 0% to 125% of the management grants depending upon actual Company performance below or above the target level and the Company estimates that performance in determining the projected number of shares or units that will vest and the related compensation cost. The restricted stock awards granted to non-employee directors are also subject to continued service, vest at the end of one year (except under certain conditions) and the underlying common shares will not be distributed until six months after the director separates from the Company.

The following table summarizes restricted shares and units outstanding as of June 30, 2012, as well as the activity during the nine months then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Grant	Contractual	Intrinsic
	Shares/Units	Price	Life	Value
			(in Years)	(in Millions)
Outstanding at September 30, 2011	135,009	$ 16.70
Granted	144,050	$ 20.08
Lapse of restrictions	-
Canceled	-

Outstanding at June 30, 2012	279,059	$ 18.45	2.1	$ 7.0

Vested or Expected to Vest at June 30, 2012	279,059	$ 18.45	2.1	$ 7.0

Exercisable at June 30, 2012	-		-	-

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income. For the Company, these consisted of the following items:

	Three Months Ended June 30,		Nine Months Ended June 30,

(Dollars in thousands)	2012	2011	2012	2011

Net income	$25,415	$24,088	$47,674	$27,963

Foreign currency translation adjustment	(2,051)	233	2,695	3,451
Tax effect	-	(92)	-	(1,437)
Foreign currency translation adjustment, net	(2,051)	141	2,695	2,014

Unrealized gain(loss) on financial derivatives	820	(267)	3,123	2,802
Tax effect	(324)	106	(1,203)	(1,009)
Unrealized gain(loss) on financial derivatives, net (Note 7)	496	(161)	1,920	1,793

Comprehensive income	$23,860	$24,068	$52,289	$31,770

5. Acquisitions

In June 2012, the Company purchased certain assets of Cassady Pierce Company (“Cassady Pierce”), a distributor of residential and commercial roofing products and related accessories headquartered in Pittsburgh, Pa. Cassady Pierce has six locations in the Pittsburgh area and recent annual sales of approximately $52 million. The purchase price allocation has not yet been completed.

In November 2011, the Company purchased all of the stock of Fowler & Peth, Inc., a distributor of residential and commercial roofing products and related accessories that has five branches in Colorado, two in Wyoming and one in Nebraska, with recent annual sales of approximately $60 million. The purchase price of $36.7 million resulted in goodwill of $14.9 million. The purchase price allocation remains preliminary. The Company and the selling stockholders mutually agreed to file a Section 338 election with the Internal Revenue Service to treat the transaction for tax purposes as an asset purchase.

In October 2011, the Company purchased all of the stock of The Roofing Connection, a distributor of mostly residential roofing products and related accessories with one location in Dartmouth, Nova Scotia, a suburb of Halifax.

In May 2011, the Company purchased all of the stock of Enercon Products ("Enercon") for $39.8 million, including an earn-out amount of $4.9 million discussed herein. The purchase allocation resulted in goodwill of $17.1 million. Enercon is a roofing distributor with six locations in Western Canada. Headquartered within its branch in Edmonton, Enercon also has branches in Calgary, Regina and Saskatoon and two branches in Vancouver and generated annual sales of approximately $45 million in 2010. The purchase price included an additional payout of up to C$5.5 million if certain earn-out targets (based on defined EBITDA) were met for the twelve-month period ending in May 2012. A liability of $4.9 million for the earned portion of this contingent consideration is included in accrued expenses in the consolidated balance sheet at June 30, 2012. This payout was made in July 2012 and included payment of $1.3 million in excess of the March 31, 2012 liability. This additional expense was recorded in the third quarter of 2012, following a $1.0 million reduction in the liability earlier this year, resulting in a net expense of $0.3 million for the nine months ended June 30, 2012. Both adjustments were included in operating expenses. These adjustments do not affect taxable income and therefore were treated as permanent differences for income tax reporting purposes.

A total of $4.2 million associated with the above acquisitions remained in escrow at June 30, 2012, primarily for post-closing indemnification claims. Of this total, $1.7 million is included in prepaid expenses and other and accrued expenses and $2.5 million is included in other long-term assets and liabilities.

6. Debt

The Company currently has the following credit facilities:

•	a senior secured credit facility in the U.S.;

•	a senior secured credit facility in Canada; and

•	an equipment financing facility.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Senior Secured Credit Facility

On April 5, 2012, the Company entered into a five-year senior secured credit facility that includes a $550 million U.S. credit facility and a C$15 million ($15.1 million) Canadian credit facility with Wells Fargo Bank, National Association, and a syndicate of other lenders (combined, the “Credit Facility”). The $550 million U.S credit facility consists of a revolving credit facility of $325 million (the “U.S. Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $225 million term loan (the “Term Loan”). Substantially all of the Company's assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility. The term loan has required amortization of 5% per year that is payable in quarterly installments, with the balance due on June 30, 2017. The Company may increase the Credit Facility by up to $200 million under certain conditions. There was $44.9 and $222.2 million outstanding under the U.S. Revolver and Term Loan, respectively, at June 30, 2012.

Borrowings under the Credit Facility carry interest at a margin above the LIBOR (London Interbank Offered Rate). The margin is 1.75% per annum and can range from 1.50% to 2.50% per annum depending upon the Company’s Consolidated Total Leverage Ratio, as defined in the Credit Facility. Initial unused commitment fees on the revolving credit facilities are 0.375% per annum. The unused commitment fees can range from 0.35% to 0.50% per annum, again depending upon the Company's Consolidated Total Leverage Ratio.

The Company paid off the outstanding debt of $304.0 million under the Prior Credit Facility (see below) with the proceeds of $225 million from the Credit Facility and from cash on hand. In the third quarter of 2012, the Company recorded a charge of approximately $1.2 million ($0.7 million net of tax), included in interest expense and other financing costs, associated with this transaction. In addition, this transaction impacted the effectiveness of the Company’s interest rate swaps (Note 7) existing as of the refinancing date and therefore the fair value ($4.9 million at the time of the refinancing) was recognized in interest expense and other financing costs and subsequent changes in the fair value of those swaps are also being recognized in interest expense and other financing costs. Financial covenants under the Credit Facility are comprised of a Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio, as defined in the Credit Facility.

Prior Senior Secured Credit Facility

The Company’s prior credit facility was comprised of a seven-year $500 million U.S. senior secured credit facility and a C$15 million senior secured Canadian credit facility with GE Antares Capital ("GE Antares") and a syndicate of other lenders that was scheduled to mature in September 2013 (combined, the "Prior Credit Facility"). The Prior Credit Facility consisted of a U.S. revolving credit facility providing up to $150 million, which included a sub-facility of $20 million for letters of credit, and a term loan with an initial principal amount of $350 million. The Credit Facility also included a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company.

The amounts outstanding under the Prior Credit Facility were paid off in early April 2012 in connection with the closing of the Credit Facility (see above) and there was an associated net reduction of approximately $79 million in the Company’s outstanding term debt from cash on hand. Substantially all of the Company's assets, including the capital stock and assets of wholly-owned subsidiaries secured obligations under the Prior Credit Facility.

Equipment Financing Facilities

As of June 30, 2012, there was a total of $8.3 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 3.6% to 7.1% and payments due through March 2016. No further amounts can be drawn on the prior facilities. The Company’s current facility provides financing for up to $5.5 million of purchased transportation and material handling equipment through August 15, 2012 at an interest rate approximately 2.75% above the 3-year term swap rate at the time of the advances. No amounts were outstanding under the current facility at June 30, 2012.

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

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. As of June 30, 2012, the following interest rate derivative instruments were outstanding: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50 million interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%. These interest rate swaps were designated as cash flow hedges until the refinancing (Note 6) and expire in April 2013. On April 9, 2012, the Company entered into a new interest rate derivative instrument consisting of a $213.8 million interest rate swap with interest payments at a fixed rate of 1.38%, commencing on June 28, 2013. This new interest rate swap was designated as a cash flow hedge and amortizes at $2.8 million per quarter beginning on June 28, 2013 and expires on June 30, 2017.

For derivative instruments designated as cash flow hedges, the Company records the effective portions of changes in their fair value, net of taxes, in other comprehensive income (Note 4). The effectiveness of the hedges is periodically assessed by the Company during the lives of the hedges by 1) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and 2) through an evaluation of the ability of the counterparties to the hedges to honor their obligations under the hedges. Any ineffective portions of the hedges are recognized in earnings through interest expense and other financing costs. The Company’s refinancing transaction on April 5, 2012, resulted in hedge ineffectiveness on the derivative instruments that expire in April 2013, as the underlying term debt being hedged was repaid before the expiration of the derivative instruments. This resulted in a $4.9 million charge to interest expense and other financing costs in the third quarter of 2012 for the fair value of the derivative instruments previously recorded as a component of comprehensive loss. Subsequent changes in the fair value of those swaps are also being recognized in interest expense and other financing costs and there was a decline of $1.2 million in the fair value of the ineffective swaps in the third quarter of 2012 that was recognized as a reduction to interest expense and other financing costs.

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense. The table below presents the combined fair values of the interest rate derivative instruments:

		Unrealized Losses
	Location on	June 30,	June 30,	September 30,
Instrument	Balance Sheet	2012	2011	2011	Fair Value Hierarchy
		(Dollars in thousands)

Designated interest rate swaps (effective)	Accrued expenses	$4,112	$8,281	$7,235	Level 2
Non-designated interest rate swaps (ineffective)	Accrued expenses	3,715	-	-	Level 2

		$7,827	$8,281	$7,235

The fair values of the interest rate hedges were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (OCI):

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended June 30,		Nine Months Ended June 30,

(Dollars in thousands)	2012	2011	2012	2011

Amount of Gain (Loss) Recognized in OCI (net of tax)
Designated interest rate swaps	$(2,488)	$(161)	$(1,064)	$1,793
Non-designated interest rate swaps (reclassified from accumulated OCI)	2,984	-	2,984	-

	$496	$(161)	$1,920	$1,793

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in interest expense and other financing costs:

	Three Months Ended June 30,		Nine Months Ended June 30,

(Dollars in thousands)	2012	2011	2012	2011

Amount of Gain (Loss) Recognized in Interest Expense
Designated interest rate swaps	$-	$-	$-	$-
Non-designated interest rate swaps	1,138	-	1,138	-
Non-designated interest rate swaps (reclassified from accumulated OCI)	(4,932)	-	(4,932)	-

	$(3,794)	$-	$(3,794)	$-

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents also include unsettled credit card transactions. As of June 30, 2012, the cash equivalents were mostly comprised of money market funds, which invest primarily in commercial paper or bonds with a rating of A-1 or better, and bank certificates of deposit. The carrying values of the cash equivalents for the periods presented equaled the fair values, which were determined under Level 1 of the Fair Value Hierarchy.

8. Foreign Net Revenue

Foreign (Canadian) net revenue totaled $112.5 and $85.6 million in the nine months ended June 30, 2012 and 2011, respectively.

9. Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which permits an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not currently expect the adoption of this Update to have a significant impact on the financial statements.

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

10. Subsequent Events

On July 2, 2012, the Company announced it acquired certain assets of Structural Materials, Co. ("Structural"), a distributor of residential and commercial roofing products and related accessories headquartered in Santa Ana, CA. Structural has six locations in Los Angeles and Orange Counties and in the surrounding areas, with total annual sales of approximately $81 million in 2011.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2011 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2012” and “YTD 2012” refer to the three months (third quarter) and nine months (year-to-date) ended June 30, 2012, respectively, of our fiscal year ending September 30, 2012, and all references to “2011” and “YTD 2011” refer to the three months (third quarter) and nine months (year-to-date) ended June 30, 2011, respectively, of our fiscal year ended September 30, 2011. Certain tabular information may not foot due to rounding and certain reclassifications are made to prior year sales by product line to conform to the current year presentation.

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

We currently distribute up to 10,000 SKUs through 200 branches in the United States and Canada. We had 2,550 employees as of June 30, 2012, including our sales and marketing team of 1058 employees (which includes branch management).

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

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. Our main acquisition strategy is to target market leaders in geographic areas that we do not service. Our May 2011 acquisition of Enercon is one example of this approach. Enercon is a roofing distributor with six locations in Western Canada. Headquartered within its branch in Edmonton, Enercon also has branches in Calgary, Regina and Saskatoon and two branches in Vancouver, with no branch overlap with our existing operations. In addition, we also acquire companies to supplement branch openings within existing markets. Our November 2011 acquisition of Fowler & Peth, a roofing distributor with eight locations in Colorado, Wyoming, and Nebraska, which we integrated into our Shelter Distribution region in the Midwest, is an example of such an acquisition.

Results of Operations

The following table presents, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods presented. Percentages may not foot due to rounding.

	Three Months Ended June 30,		Nine Months Ended June 30,

	2012	2011	2012	2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.9	76.6	75.7	76.9

Gross profit	25.1	23.4	24.3	23.1

Operating expenses	16.0	15.5	17.7	18.6

Income (loss) from operations	9.1	8.0	6.6	4.5
Interest expense	(1.5)	(0.6)	(1.0)	(0.8)

Income (loss) before income taxes	7.7	7.4	5.6	3.7
Income tax (expense) benefit	(3.2)	(2.9)	(2.3)	(1.5)

Net income (loss)	4.5%	4.5%	3.3%	2.3%

In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth, we include growth from existing and newly opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. When we refer to regions, we are referring to our geographic regions. At June 30, 2012, we had a total of 200 branches in operation. For 2012 and YTD 2012, 179 branches were included in our existing market calculations and 21 branches were excluded because they were acquired after the start of last year’s third quarter. Acquired markets for 2012 and YTD 2012 included Enercon, The Roofing Connection, Fowler & Peth, and Cassady Pierce (See Note 5 to the Condensed Consolidated Financial Statements). When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

Three Months Ended June 30, 2012 ("2012") Compared to the Three Months Ended June 30, 2011 ("2011")

Existing and Acquired Markets

	Existing Markets		Acquired Markets		Consolidated
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
	(dollars in thousands)

Net Sales	$525,203	$533,001	$35,323	$7,746	$560,526	$540,747

Gross Profit	130,947	124,693	9,789	2,024	140,736	126,717
Gross Margin	24.9%	23.4%	27.7%	26.1%	25.1%	23.4%

Operating Expenses	80,630	81,904	8,829	1,681	89,459	83,585
Operating Expenses as a % of Net Sales	15.4%	15.4%	25.0%	21.7%	16.0%	15.5%

Operating Income	$50,317	$42,789	$960	$343	$51,277	$43,132
Operating Margin	9.6%	8.0%	2.7%	4.4%	9.1%	8.0%

Net Sales

Consolidated net sales increased $19.8 million, or 3.7%, to $560.5 million in 2012 from $540.7 million in 2011. Existing market sales decreased $7.8 million or 1.5%, while acquired market sales increased $27.6 million to $35.3 million. There were 64 business days in both 2012 and 2011. We believe our 2012 existing market sales were influenced primarily by the following factors:

•	lower non-residential roofing activity, partially offset by increases in non-residential selling prices;
•	lower remodeling and repair activity that affected our complementary product sales;
•	slight growth in residential roofing product sales that resulted primarily from higher average selling prices; and
•	less roofing activity in the markets affected by last Spring’s hail storms;

We believe some of the comparisons to last year above were influenced by the warmer winter weather this year that brought some roofing and exterior remodeling activities into our second quarter that would have otherwise been performed in our third quarter. We opened a new branch and acquired 6 branches in both this year’s third quarter and in last year’s third quarter. In 2012, we have estimated the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average selling prices were up overall 3-4% in 2012 compared to 2011, with price increases of non-residential products at 10-11%. Residential roofing product prices were up slightly at 1%, while complementary product prices were up 3-4%. The higher gross margins in 2012 below are an indicator that the inflation in our net product costs was less than the impact from the increase in our average selling prices. Existing market net sales by geographical region increased (decreased) as follows: Northeast (8.7%); Mid-Atlantic 3.4%; Southeast (5.6%); Southwest 9.7%; Midwest (7.4%); West (8.4%); and Canada (0.6%). These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

For the Three Months Ended

	June 30,		June 30,
	2012		2011
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$259,774	49.5%	$255,364	47.9%	$4,410	1.7%
Non-residential roofing products	199,141	37.9%	209,293	39.3%	(10,152)	-4.9
Complementary building products	66,288	12.6%	68,344	12.8%	(2,056)	-3.0

Total existing market sales	$525,203	100.0%	$533,001	100.0%	$(7,798)	-1.5%

For 2012, our acquired markets recognized sales of $27.4, $4.4 and $3.5 million in residential roofing products, non-residential roofing products and complementary building products, respectively, compared to $7.3, $0.3, and $0.1 million in residential roofing products, non-residential roofing products and complementary building products, respectively, in 2011. The 2012 existing market sales of $525.2 million plus the sales from acquired markets of $35.3 million agrees (rounded) to our reported total 2012 sales of $560.5 million. The 2011 existing market sales of $533.0 million plus the sales from acquired markets of $7.7 million agrees (rounded) to our reported total 2011 sales of $540.7 million. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Three Months Ended

	June 30,	June 30,
	2012	2011	Change
	(dollars in millions)

Gross profit	$140.7	$126.7	$14.0		11.0%
Existing markets	130.9	124.7	6.3		5.0%

Gross margin	25.1%	23.4%		1.7%
Existing markets	24.9%	23.4%		1.5%

Our existing market gross profit increased $6.3 million or 5.0% in 2012, while our acquired market gross profit increased by $7.8 million to $9.8 million. Our overall and existing market gross margins increased in 2012 to 25.1% and 24.9%, respectively, from 23.4% in 2011. The higher gross margins in 2012 were due primarily to improved gross margins in residential roofing product sales and an increase in our mix of those residential product sales, which generally have higher gross margins than our other products. Gross margins in non-residential roofing product sales were flat to last year and slightly lower in our complementary product sales.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins than our warehouse sales, represented 18.7% and 20.9% of our net sales in 2012 and 2011, respectively. This decrease in the percentage of direct sales was primarily attributable to the lower mix of non-residential roofing product sales, which are more commonly facilitated by direct shipment. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

For the Three Months Ended

	June 30,	June 30,
	2012	2011	Change
	(dollars in millions)

Operating expenses	$89.5	$83.6	$5.9		7.0%
Existing markets	80.6	81.9	(1.3)		-1.6%

Operating expenses as a % of sales	16.0%	15.5%		0.5%
Existing markets	15.4%	15.4%		0.0%

Operating expenses in our existing market decreased by $1.3 million or 1.6% in 2012 to $80.6 million as compared to $81.9 million in 2011, while our acquired market expenses increased by $7.1 million to $8.8 million. The operating expenses for acquired markets in 2012 were unfavorably impacted by a $1.3 million increase in the liability for Enercon’s contingent consideration as discussed in Note 5. The following factors were the leading causes of the lower operating expenses in our existing markets:

•	decreased depreciation and amortization expense of $1.3 million from lower amortization of intangibles and reduced depreciation from the impact of low capital expenditures in recent years; and
•	decreased bad debts of $1.0 million due primarily to a lower percentage of past-due accounts resulting, in part, from the milder winter weather that allowed many of our customers to stay current on their obligations; partially offset by
•	increased payroll and related costs of $0.6 million primarily due to higher delivery related wages and overtime.

In 2012, we expensed a total of $2.3 million for the amortization of intangible assets recorded under purchase accounting compared to $2.1 million in 2011. Our existing market operating expenses as a percentage of the related net sales in 2012 was unchanged at 15.4%.

Interest Expense and Other Financing Costs

Interest expense and other financing costs was $8.2 million in 2012 compared to $3.3 million in 2011. The 2012 expense includes charges of $3.7 million (net) for the recognition of the fair value of certain interest rate derivatives (Note 7 to the Condensed Consolidated Financial Statements) and $1.2 million resulting from the refinancing of our debt (Note 6). These negative factors on interest expense and other financing costs in 2012 were partially offset by the benefit from lower outstanding total debt. Interest expense would have been $4.9 and $1.3 million lower in 2012 and 2011, respectively, without the impact of our interest rate derivatives.

Income Taxes

Income tax expense was $17.7 million in 2012, an effective tax rate of 41.1%, compared to $15.7 million in 2011, an effective rate of 39.5%. The higher quarterly effective rate was due primarily to discrete items, a higher effective state tax rate and less of a beneficial impact in this year’s third quarter from the low Canadian tax rate. We currently expect our annual tax rate to be approximately 40.0%, excluding discrete items.

Nine Months Ended June 30, 2012 ("YTD 2012") Compared to the Nine Months Ended June 30, 2011 ("YTD 2011")

Existing and Acquired Markets

	Existing Markets		Acquired Markets		Consolidated
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
	(dollars in thousands)

Net Sales	$1,378,597	$1,234,115	$66,940	$7,746	$1,445,537	$1,241,861

Gross Profit	334,122	284,730	17,655	2,024	351,777	286,754
Gross Margin	24.2%	23.1%	26.4%	26.1%	24.3%	23.1%

Operating Expenses	237,102	228,933	19,305	1,681	256,407	230,614
Operating Expenses as a % of Net Sales	17.2%	18.6%	28.8%	21.7%	17.7%	18.6%

Operating Income (Loss)	$97,020	$55,797	$(1,650)	$343	$95,370	$56,140
Operating Margin	7.0%	4.5%	-2.5%	4.4%	6.6%	4.5%

Net Sales

Consolidated net sales increased $203.7 million, or 16.4%, to $1.45 billion in YTD 2012 from $1.24 billion in YTD 2011. Existing market sales increased $144.5 million or 11.7% (12.9% on a sales per day basis), while acquired market sales increased $59.2 million to $66.9 million. There were 188 business days in YTD 2012 compared to 190 in YTD 2011. We believe our YTD 2012 existing market sales were influenced primarily by the following factors:

•	better weather conditions in the first half of this year allowed for an increase in roofing activities, especially residential roofing;
•	strong growth in the first half of this year in the markets affected by last year’s storms;
•	strong growth in non-residential roofing activity in most of our regions through the second quarter; and
•	industry-wide price increases in our roofing product groups since last year’s second quarter.

We opened two branches, closed two branches, and acquired fifteen branches in YTD 2012, while in YTD 2011 we opened two branches and closed two branches and acquired six branches. The impact of inflation on our YTD 2012 sales compared to YTD 2011 was roughly twice the quarterly increase in average selling prices. Existing market net sales by geographical region grew as follows: Northeast 12.6%; Mid-Atlantic 15.3%; Southeast 20.6%; Southwest 12.3%; Midwest 5.2%; West 9.8%; and Canada 2.9%. These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

For the Nine Months Ended

	June 30,		June 30,
	2012		2011
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$669,696	48.6%	$560,671	45.4%	$109,025	19.4%
Non-residential roofing products	529,420	38.4%	493,565	40.0%	35,855	7.3
Complementary building products	179,481	13.0%	179,879	14.6%	(398)	-0.2

Total existing market sales	$1,378,597	100.0%	$1,234,115	100.0%	$144,482	11.7%

For YTD 2012, our acquired markets recognized sales of $51.9, $8.9 and $6.1 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The YTD 2012 existing market sales of $1,378.6 million plus the sales from acquired markets of $66.9 million agrees (rounded) to our reported total YTD 2012 sales of $1,445.5 million. For YTD 2011, our acquired markets recognized sales of $7.3, $0.3 and $0.1 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The YTD 2011 existing market sales of $1,234.1 million plus the sales from acquired markets of $7.8 million agrees (rounded) to our reported total YTD 2011 sales of $1,241.9 million. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Nine Months Ended

	June 30,	June 30,
	2012	2011	Change
	(dollars in millions)

Gross profit	$351.8	$286.8	$65.0		22.7%
Existing markets	334.1	284.7	49.4		17.3%

Gross margin	24.3%	23.1%		1.2%
Existing markets	24.2%	23.1%		1.2%

Our existing market gross profit increased $49.4 million or 17.3% in YTD 2012, while our acquired market gross profit increased $15.6 million to $17.7 million. Our overall and existing market gross margins increased in YTD 2012 to 24.3% and 24.2%, respectively from 23.1% in YTD 2011. The higher gross margins in 2012 were due primarily to improved gross margins in residential roofing product sales and an increase in our mix of those residential product sales, which generally have higher gross margins than our other products.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins than our warehouse sales, represented 18.2% and 21.0% of our net sales in YTD 2012 and YTD 2011, respectively. This decrease in the percentage of direct sales was primarily attributable to the lower mix of non-residential roofing product sales, which are more commonly facilitated by direct shipment. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

For the Nine Months Ended

	June 30,	June 30,
	2012	2011	Change
	(dollars in millions)

Operating expenses	$256.4	$230.6	$25.8		11.2%
Existing markets	$237.1	$228.9	$8.2		3.6%

Operating expenses as a % of sales	17.7%	18.6%		-0.9%
Existing markets	17.2%	18.6%		-1.4%

Operating expenses in our existing market increased $8.2 million or 3.6% in YTD 2012 to $237.1 million, compared to $228.9 million in YTD 2011, while our acquired market expenses increased by $17.6 million to $19.3 million. The following factors were the leading causes of the higher operating expenses in our existing markets:

•	increased payroll and related costs of $9.6 million primarily due to higher incentive-based pay, overtime pay, certain benefits and payroll taxes;
•	increased selling expenses of $2.0 million from higher fuel and transportation costs and credit card fees; and
•	increases in other general and administrative costs of $1.9 million principally from higher professional fees, general insurance costs and travel expenses; partially offset by
•	decreased depreciation and amortization expense of $3.1 million from lower amortization of intangibles and reduced depreciation from the impact of low capital expenditures in recent years; and
•	decreased bad debts of $2.6 million due primarily to a lower percentage of past-due accounts as the increased roofing activity enabled more of our customers to stay current with their required payments.

In YTD 2012 and YTD 2011, we expensed a total of $6.6 million and $6.4 million, respectively, for the amortization of intangible assets recorded under purchase accounting, including the impact from acquired markets. Our existing market operating expenses as a percentage of the related net sales decreased to 17.2% in YTD 2012 from 18.6% in YTD 2011 due to the positive impact from the higher sales, partially offset by the impact from the above increases.

Interest Expense and Other Financing Costs

Interest expense and other financing costs was $14.7 million in YTD 2012 compared to $10.0 million in YTD 2011. The YTD 2012 expense includes the quarterly charges of $3.7 million for the recognition of the fair value of certain interest rate derivatives and $1.2 million resulting from the refinancing of our debt mentioned above. These negative factors on interest expense and other financing costs in YTD 2012 were partially offset by the benefit from lower outstanding total debt. Interest expense would have been $7.3 and $3.8 million lower in 2012 and 2011, respectively, without the impact of our interest rate derivatives.

Income Taxes

The income tax expense was $33.0 million in YTD 2012, an effective tax rate of 40.9%, compared to $18.2 million in YTD 2011, an effective rate of 39.4%. The higher YTD 2012 rate was due to the same factors mentioned above for the quarter as well as an unfavorable impact from certain discrete tax items in the first half of the year. We currently expect our annual tax rate to be approximately 40.0%, excluding discrete items.

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

Our vendors are also affected by the seasonality in the industry and are more likely to provide seasonal incentives in our second quarter as a result of the lower level of roofing activity. Also during the second quarter, we generally experience our lowest borrowing availability under our senior secured credit facilities.

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

	Fiscal year 2012			Fiscal year 2011
	Qtr 1	Qtr 2	Qtr 3	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data)
	(unaudited)
Net sales	$489.9	$395.2	$560.5	$404.8	$296.3	$540.7	$575.6
Gross profit	117.3	93.7	140.7	94.8	65.2	126.7	132.9
Income (loss) from operations	34.3	9.8	51.3	19.8	(6.8)	43.1	47.6
Net income (loss)	$19.1	$3.1	$25.4	$10.1	$(6.2)	$24.1	$31.3

Earnings (loss) per share - basic	$0.41	$0.07	$0.54	$0.22	$(0.13)	$0.52	$0.68
Earnings (loss) per share - fully diluted	$0.41	$0.07	$0.53	$0.22	$(0.13)	$0.51	$0.67

Quarterly sales as % of year's sales				22.3%	16.3%	29.8%	31.7%
Quarterly gross profit as % of year's gross profit				22.6%	15.5%	30.2%	31.7%
Quarterly income (loss) from operations as % of
year's income from operations				19.1%	-6.6%	41.6%	45.9%

Earnings in the first quarter of fiscal 2012 included the beneficial impact of $1.0 million, $0.02 diluted earnings per share, from the reduction in the liability for Enercon’s contingent consideration (Note 5). Earnings in the third quarter of fiscal 2012 were impacted by the following charges: $3.7 million ($2.2 million net of tax), or $0.05 diluted earnings per share, for the recognition of the fair value of certain interest rate derivatives (Note 7) in interest expense and other financing costs ; $1.2 million ($0.7 million net of tax), or $0.02 diluted earnings per share resulting from the refinancing (Note 6); and $1.3 million, or $0.03 diluted earnings per share, from the increase in the liability for Enercon’s contingent consideration (Note 5). Earnings in the fourth quarter of fiscal 2011 included the beneficial impact of $5.1 million, $0.11 diluted earnings per share, from the reversal of a net deferred tax liability associated with a change in the tax status of our Canadian operations. The calculation of the net loss per share for the second quarter of 2011 does not include the effects of outstanding stock awards since the impact would have been anti-dilutive.

Liquidity and Capital Resources

We had cash and cash equivalents of $31.2 million at June 30, 2012 compared to $108.0 million at June 30, 2011 and $143.0 million at September 30, 2011. Our net working capital was $313.1 million at June 30, 2012 compared to $391.1 million at June 30, 2011 and $410.8 million at September 30, 2011.

YTD 2012 Compared to YTD 2011

        Our net cash provided by operating activities was $35.3 million in YTD 2012 compared to $37.7 million provided in YTD 2011. The slight decline in cash from operations was due to less cash provided by working capital changes in YTD 2012, mostly offset by the increase in net income of $19.7 million and increase in non-cash adjustments of $7.2 million. The YTD 2012 changes in working capital consisted of the negative impacts from an increase in inventories of $62.1 million and a $19.4 million increase in prepaid expenses and other assets, partially offset by the positive impacts from a decrease in accounts receivable of $19.8 million and a $21.1 million increase in accounts payable and accrued expenses. Our accounts receivable days sales outstanding (calculated based on the ending accounts receivable balance and the most recent quarter’s sales) improved (i.e. declined) compared to last year, mainly due to last year’s unfavorable impact on the calculation from the very strong June 2011 sales. Inventory turns were relatively unchanged compared to YTD 2011 as a result of slightly higher inventory levels offsetting the benefit from the stronger YTD 2012 existing market sales. The increase in prepaid expenses and other assets was primarily due to higher amounts due from vendors for incentives, which resulted from a higher level of year-to-date purchases, including an increased level of special buys. Lastly, the increase in accounts payable and accrued expenses was primarily due to normal seasonal factors, although much less of an increase compared to last year when there was a higher level of inventory purchases in the quarter.

Net cash used by investing activities was $105.7 million in YTD 2012 compared to $43.3 million used in YTD 2011. Capital expenditures were $12.2 million in YTD 2012 compared to $9.9 million in YTD 2011. In addition, we spent $94.5 million on acquisitions in YTD 2012 compared to $34.8 million in YTD 2011. We currently expect fiscal year 2012 capital expenditures to total between 0.8% to 1.0% of net sales, mostly dependent upon our sales volume and exclusive of the impact of branch openings.

Net cash used by financing activities was $41.8 million in YTD 2012 compared to $3.8 million used in YTD 2011. In YTD 2012, there were $93.7 million of loan repayments, mostly associated with our refinancing, and we borrowed $44.9 million under our new revolving lines of credit. We also had $11.1 million of proceeds from exercises of stock options and paid $5.1 million in deferred financing costs in YTD 2012. The financing activities in YTD 2011 primarily reflected repayments under our credit and equipment financing facilities (which were net of proceeds of $3.2 million from new loans under our equipment financing facility) and proceeds from exercises of stock options.

Capital Resources

Our principal source of liquidity at June 30, 2012 was our cash and cash equivalents of $31.2 million and our available borrowings of $289.3 million under our revolving lines of credit, which took into account all of the debt covenants under the Credit Facility (see below), including the maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets were classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months.

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

Senior Secured Credit Facility

On April 5, 2012, we replaced the Prior Credit Facility, see below with a new five-year senior secured credit facility that includes a $550 million U.S. credit facility and a C$15 million ($14.7 million) Canadian credit facility with Wells Fargo Bank, National Association, and a syndicate of other lenders (combined, the “Credit Facility”). The $550 million U.S credit facility consists of a revolving credit facility of $325 million (the “U.S. Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $225 million term loan (the “Term Loan”). The Term Loan has required amortization of 5% per year that is payable in quarterly installments, with the balance due on June 30, 2017. We may increase the Credit Facility by up to $200 million under certain conditions. There was $44.9 and $222.2 million outstanding under the U.S. Revolver and Term Loan, respectively, at June 30, 2012. There were $5.5, $4.6 and $4.6 million of outstanding standby letters of credit at June 30, 2012, June 30, 2011 and September 30, 2011, respectively.

Interest

Borrowings under the Credit Facility carry interest at a margin above the LIBOR Rate. The margin is 1.75% per annum and can range from 1.50% to 2.50% per annum depending upon our Consolidated Total Leverage Ratio, as defined in the Credit Facility. The Credit Facility also provides for a US base rate, defined in the agreement as the higher of the Prime Rate, or the Federal Funds Rate plus 0.50%, plus a margin above that rate. In addition, the Canadian credit facility may also be borrowed under a base rate, defined in the agreement as the higher of the Canadian Prime Rate, or the annual rate of interest equal to the sum of the CDOR rate plus 1.0%, plus a margin above that rate. The margin for both base rates is 0.75% per annum and can range from .50% to 1.50% per annum depending upon our Consolidated Total Leverage Ratio, as defined in the Credit Facility. Initial unused commitment fees on the revolving credit facilities are 0.375% per annum. The unused commitment fees can range from 0.35% to 0.50% per annum, again depending upon our Consolidated Total Leverage Ratio.

The U.S. Revolver carries an interest rate at the base rate (4.0%) at June 30, 2012, while the Canada revolver had no borrowings at June 30, 2012, and the Term Loan carried an interest rate of approximately 2.0% at June 30, 2012 as LIBOR Rate borrowings. Unused fees on the revolving credit facilities were 0.375% per annum.

We paid off the outstanding debt of $304.0 million under the Prior Credit Facility with the proceeds from the Credit Facility and from approximately $79 million of cash on hand. Financial covenants under the Credit Facility are as follows:

Maximum Consolidated Total Leverage Ratio

On the last day of each fiscal quarter, commencing with the quarter ending June 30, 2012, our Consolidated Total Leverage Ratio (the ratio of our outstanding debt to our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation), as more fully defined in the Credit Facility, must not be greater than 3.50:1.0 or 4.00:1.0 under a one-time request subsequent to an acquisition. At June 30, 2012, this ratio was 1.58:1.

Minimum Consolidated Interest Coverage Ratio

On the last day of each fiscal quarter, commencing with the quarter ending June 30, 2012, our Consolidated Interest Coverage Ratio (the ratio of our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation to our cash interest expense for the same period), as more fully defined in the Credit Facility, must not be less than 3.00:1.0. At June 30, 2012, this ratio was 13.93:1.

As of June 30, 2012, we were in compliance with these covenants.

Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

Prior Credit Facility

On November 2, 2006, we entered into an amended and restated seven-year $500 million U.S. senior secured credit facility and a C$15 million senior secured Canadian credit facility with GE Antares Capital ("GE Antares") and a syndicate of other lenders (combined, the "Prior Credit Facility"). The Prior Credit Facility provided for a cash receipts lock-box arrangement that gave us sole control over the funds in lock-box accounts, unless excess availability was less than $10 million or an event of default occurred, in which case the senior secured lenders would have had the right to take control over such funds and to apply such funds to repayment of the senior debt.

The Prior Credit Facility consisted of a U.S. revolving credit facility providing up to $150 million, which included a sub-facility of $20 million for letters of credit, and a term loan with an initial principal amount of $350 million term loan (the "Prior Term Loan”). The Prior Credit Facility also included a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company. The Prior Term Loan required amortization of 1% per year, payable in quarterly installments of approximately $0.8 million, and the remainder was scheduled to be due in 2013. The Prior Credit Facility could have also been expanded by up to an additional $200 million under certain conditions. There were mandatory prepayments under the Prior Credit Facility under certain conditions, including the following cash flow condition:

Excess Cash Flow

By May 15 of each fiscal year, we were required to pay an amount equal to 50% of the Excess Cash Flow (as defined in the Prior Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on our results for fiscal year 2011, a required payment of $7.0 million was due by May 2012 and was paid in January 2012. A payment of $7.0 million was also made in January 2011 for fiscal year 2010. The amount payable under this provision as of September 30, 2011 was classified as short-term debt.

Equipment Financing Facilities

As of June 30, 2012, there was a total of $8.3 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 3.6% to 7.1% and payments due through March 2016. No further amounts can be drawn on the prior facilities. The Company’s current facility provides financing for up to $5.5 million of purchased transportation and material handling equipment through August 15, 2012 at an interest rate approximately 2.75% above the 3-year term swap rate at the time of the advances. No amounts were outstanding under the current facility at June 30, 2012.

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

At June 30, 2012, we had $222.2 million of term loans outstanding under our Credit Facility, and $44.9 million of borrowings under revolving lines of credit, and $8.3 million of equipment financing outstanding. Our weighted-average effective interest rate on that debt was 2.42% at June 30, 2012 (4.00% at June 30, 2011). At June 30, 2012, a hypothetical 10% increase in interest rates in effect at that date would have increased annual interest expense by $0.6 million.

We enter into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The aggregate fair value of these swaps represented an unrealized loss of $7.8 million at June 30, 2012. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at June 30, 2012, would result in an aggregate realized gain or (loss) in value of the swaps of approximately $0.1 million or ($0.1) million, respectively, and an aggregate unrealized gain or (loss) in value of the swaps of approximately $0.8 million or ($0.8) million, respectively.

Financial Derivatives

As discussed above, we use interest rate derivative instruments to manage our exposure related to fluctuating cash flows from changes in interest rates by converting a portion of our variable-rate borrowings into fixed-rate borrowings. As of June 30, 2012, we had the following interest rate derivative instruments outstanding: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50 million interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%. These interest rate swaps expire in April 2013.

On April 9, 2012, we entered into a new interest rate derivative instrument consisting of a $213.8 million interest rate swap with interest payments at a fixed rate of 1.38%, commencing on June 28, 2013. This new interest rate swap has been designated as a cash flow hedge and amortizes at $2.8 million per quarter beginning on June 28, 2013 and expires on June 30, 2017.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended September 30, 2011.

Item 4.    Controls and Procedures

As of June 30, 2012, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")). Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2012.

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

