Form 10-K
period 2012-09-30
BEACON ROOFING SUPPLY INC
filed 2012-11-29
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2012

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

        The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the end of the second quarter ended March 31, 2012 was $1,195,897,272.

        The number of shares of common stock outstanding as of November 1, 2012 was 47,694,202.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

Table of Contents

BEACON ROOFING SUPPLY, INC.

Index to Annual Report

on Form 10-K

Year Ended September 30, 2012

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

PART I

    ITEM 1.    BUSINESS

Overview

                   We are one of the largest distributors of residential and non-residential roofing materials in the United States and Canada. We also distribute other complementary building materials, including siding, windows, specialty lumber products and waterproofing systems for residential and nonresidential building exteriors. We currently operate 224 branches in 38 states and 6 Canadian provinces, carrying up to 11,000 SKUs and serving approximately 42,000 customers. We are a leading distributor of roofing materials in key metropolitan markets in the Northeast, Mid-Atlantic, Midwest, Central Plains, South and Southwest regions of the United States and across Canada.

                   For the fiscal year ended September 30, 2012 (“fiscal year 2012” or “2012”), residential roofing products comprised 50% of our sales, non-residential roofing products accounted for 37% of our sales, and siding, waterproofing systems, windows, specialty lumber and other exterior building products provided the remaining 13% of our sales. Approximately 93% of our net sales were in the United States.

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

                   We believe the additional services we provide strengthen our relationships with our customers and distinguish us from our competition. The vast majority of orders require at least some of these services. Our ability to provide these services efficiently and reliably can save contractors time and money. We also believe that our value-added services enable us to achieve attractive gross profit margins on our product sales. We have earned a reputation for a high level of product availability and experienced and professional employees who provide high-quality service, including timely, accurate and safe delivery of products.

                   Our diverse customer base generally includes a significant portion of the residential and non-residential roofing contractors in most of the markets in which we operate. These roofing contractors are typically involved on a local basis in the replacement, or re-roofing, component of the roofing industry. We utilize a branch-based operating model in which branches maintain local customer relationships but benefit from our centralized functions such as information technology, accounting, financial reporting, credit, purchasing, legal and tax services. This business model allows us to provide customers with specialized products and personalized local services tailored to a geographic region, while benefiting from the resources and scale efficiencies of a national distributor.

We have achieved our growth through a combination of twenty-two strategic and complementary acquisitions between fiscal years 2002 and 2012, opening new branch locations, acquiring branches and broadening our product offering. We have grown from $549.9 million in sales in fiscal year 2002 to $2.044 billion in sales in fiscal year 2012, which represents a ten-year compound annual growth rate of 14.0%.  Our internal growth, which includes growth from existing and newly opened branches but excludes growth from acquired branches, averaged 4.7% per annum over the same period. Acquired branches are excluded from internal growth measures until they have been under our ownership for at least four full fiscal quarters at the start of the reporting period. During this period, we opened thirty-seven new branch locations (of which we have only closed three), while our same store sales increased an average of 1.5% per annum. Same store sales are defined as the aggregate sales from branches open for the entire comparable annual periods. Income from operations has increased from $29.4 million in fiscal year 2002 to $143.7 million in fiscal year 2012, which represents a compound annual growth rate of 17.2%. We believe that our proven business model can continue to deliver industry-leading growth and operating profit margins.

                     In fiscal year 2012, our sales and income from operations increased 12.5% and 38.5%, respectively, over fiscal year 2011. We had 251 business days in fiscal year 2012, while fiscal year 2011 had 254 days. We acquired twenty-two branches, opened four new branches and closed two branches during fiscal year 2012.

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

History

               Our predecessor, Beacon Sales Company, Inc., was founded in Charlestown, Massachusetts (part of Boston) in 1928. In 1984, when our former Chairman Andrew Logie acquired Beacon Sales Company with other investors, Beacon operated three distribution facilities and generated approximately $16 million in annual revenue. In August 1997, Code, Hennessy & Simmons III, L.P., a Chicago-based private equity fund, and certain members of management, purchased Beacon Sales Company to use it as a platform to acquire leading regional roofing materials distributors throughout the United States and Canada. At the time of the purchase by Code Hennessy and management, Beacon Sales Company operated seven branches in New England and generated approximately $72 million of annual revenue, primarily from the sale of non-residential roofing products. Since 1997 and through fiscal year 2012, we made twenty-eight strategic and complementary acquisitions and opened forty-one new branches (of which we only closed three). We have also expanded our product offerings to offer more residential roofing products and complementary exterior building materials and related services. Our strategic acquisitions, new branch openings, and product line extensions have increased the diversity of both our customer base and our local market focus, while generating cost savings through increased purchasing power and lower overhead expenses as a percentage of net sales. We completed an initial public offering ("IPO") and became a public company in September 2004, and completed a follow-on stock offering in December 2005.

                   We were incorporated in Delaware in 1997. Our principal executive offices are located at One Lakeland Park Drive, Peabody, MA 01960 and our telephone number is (978) 535-7668. Our Internet website address is www.beaconroofingsupply.com.

U.S. Industry Overview

                   The U.S. roofing market, based upon a 2011 industry report, the latest available to us, and based upon manufacturer sales to distributors and others, was estimated to be approximately $16.8 billion in 2010 and is projected to grow 7.8% annually through 2015 to $24.4 billion. We believe this rate of growth is above the range of the stable long-term growth rates in the industry over the past 40 years.

                   The U.S. roofing market can be separated into two categories: the residential roofing market and the non-residential roofing market. The residential roofing market accounted for approximately 54.8% of the total U.S. market by unit volume (44.6% of total dollar demand) in 2010. Through 2015, residential roofing construction in dollars is expected to grow at 11.4%, which is much faster than the non-residential roofing construction growth rate of 4.4%, as new residential construction is projected to rebound from recent low levels.

                     Traditionally, over 70% of expenditures in the roofing market are for re-roofing projects, with the balance being for new construction. Due to the slowdown in both residential and non-residential new construction in recent years, it is estimated that re-roofing represented over 85% of the expenditures for roofing in 2010. Re-roofing projects are generally considered maintenance and repair expenditures and are less likely than new construction projects to be postponed during periods of recession or slow economic growth. As a result, demand for roofing products is less volatile than overall demand for construction products.

                   Regional variations in economic activity influence the level of demand for roofing products across the United States. Of particular importance are regional differences in the level of new home construction and renovation, since the residential market for roofing products accounts for approximately 55% of unit demand. Demographic trends, including population growth and migration, contribute to the regional variations through their influence on regional housing starts and existing home sales.

Roofing distributors

                   Wholesale distribution is the dominant distribution channel for both residential and nonresidential roofing products. Wholesale roofing product distributors serve the important role of facilitating the purchasing relationships between roofing materials manufacturers and thousands of contractors. Wholesale distributors can maintain localized inventories, extend trade credit, give product advice and provide delivery and logistics services.

                   Despite some recent consolidation, the roofing materials distribution industry remains highly fragmented. The industry is characterized by a large number of small and local regional participants. As a result of their small size, many of these distributors lack the corporate, operating and IT infrastructure required to compete effectively.

Residential roofing market

                   Within the residential roofing market, the re-roofing market is currently more than six times the size of the new roofing market, accounting for approximately 86% of the residential roofing unit demand in 2010 compared to a historic long-term rate of about 67%. Over the next five years, new roofing unit demand is expected to increase from 14% of total demand in 2010 to approximately 24% in 2015, indicating a 21% growth rate, while annual re-roofing demand is expected to grow at a 6% rate.

                   Driving the demand for re-roofing is an aging U.S. housing stock. Over 60% of the U.S. housing stock was built prior to 1980, with the median age of U.S. homes being over 35 years old. Asphalt shingles dominate the residential roofing market, with an approximate 84% share, and historically have had an expected average useful life of 15 to 20 years A number of other factors can also generate re-roofing demand, including one-time weather damage (such as the frequent and damaging hail storms in 2011) and homeowners looking to upgrade their homes. In addition, sales of existing homes can affect re-roofing demand, as some renovation decisions are made by sellers preparing their houses for sale and others are made by new owners within the first two years of occupancy.

                   Within the new construction portion of the residential roofing market, housing starts together with larger average roof sizes have supported prior growth in new residential roofing demand. Although new housing starts were up slightly in 2010 and 2012, they declined during 2006 through 2009, and again in 2011, and the pace could continue at the current historically low levels.

Non-residential roofing market

                   Demand in dollars for roofing products used on non-residential buildings is forecast to continue to grow at about historical average rates. The challenging economic conditions in recent years, including tighter credit markets, caused a slowdown in new commercial projects and, to a lesser extent, re-roofing projects, and may continue to influence expenditures for non-residential roofing in the near term.

                   In 2010, re-roofing projects represented approximately 84% of the total non-residential demand. As with residential re-roofing, non-residential re-roofing activity tends to be less cyclical than new construction and depends, in part, upon the types of materials on existing roofs, their expected lifespan and intervening factors such as wind or water damage.

                  The non-residential roofing market includes an office and commercial market, an industrial market, and an institutional market. Office and commercial roofing projects is the single largest component of the non-residential roofing market at 51%. Industrial roofing projects represent 23% of non-residential roofing product sales, while institutional projects and others make up the remaining 26% of non-residential roofing demand.

Complementary building products

                   Demand for complementary building products such as siding, windows and doors for both the residential and non-residential markets has been at historically low levels in recent years, consistent with the downturns in the new construction markets and in the overall economy. Unlike the roofing industry, demand for these products is more discretionary and influenced much greater by the new construction markets.

                   These complementary products are a major component of the overall building products market. The U.S. siding market was approximately $7.0 billion in 2011, while the U.S. window and door industry was approximately $26 billion in 2011, the most recent information available to us. Both of these markets have been negatively impacted by the low level of new housing starts in recent years, but are expected to grow at an annual rate of approximately 10% over the next five years.

Our Strengths

                   We believe the sales and earnings growth we have achieved over time has been and will continue to be driven by our primary competitive strengths, which include the following:

•	National scope combined with regional expertise. We believe we are the second largest roofing materials distributor in the United States and Canada. We utilize a branch-based operating model in which branches maintain local customer relationships but benefit from centralized functions such as information technology, accounting, financial reporting, credit, purchasing, legal and tax services. This allows us to provide customers with specialized products and personalized local services tailored to a geographic region, while benefiting from the resources and scale efficiencies of a national distributor.

•	Diversified business model that reduces impact of economic downturns. We believe that our business is meaningfully protected in an economic downturn because of a high concentration of non-discretionary re-roofing business; the mix of our sales between residential and non-residential products; our geographic and customer diversity; and our financial and operational ability to expand our business and obtain market share.

•	Superior customer service. We believe that our high level of customer service and support differentiates us from our competitors. We employ experienced salespeople who provide technical advice and assistance in properly identifying products for various applications. We also provide services such as safe and timely job site delivery, logistical support and marketing assistance. We believe that the services provided by our employees improve our customers' efficiency and profitability which, in turn, strengthens our customer relationships.

•	Strong platform for growth and acquisition. Over the period from 1997 through 2012, we increased revenue at rates well in excess of the overall growth in the roofing materials distribution industry. We have expanded our business through strategic acquisitions, new branch openings, and the diversification of our product offering. We have generally improved the financial and operating performance of our acquired companies and helped them to grow their businesses following acquisition.

•	Sophisticated IT platform. All of our locations, except for one fabrication facility, operate on the same management information systems. We have made a significant investment in our information systems, which we believe are among the most advanced in the roofing distribution industry. These systems provide us with a consistent platform across all of our operations and help us to achieve operating efficiencies in purchasing, pricing and inventory management and a high level of customer service. Our systems have substantial capacity to handle our future growth plans without requiring significant additional investment.

•	Industry-leading management team. We believe that our key personnel, including branch managers, regional vice presidents and executive officers, are among the most experienced members of the roofing industry.

•	Extensive product offering and strong supplier relationships. We have a product offering of approximately 11,000 SKUs, representing an extensive assortment of high-quality branded products. We believe that this product offering has been a significant factor in attracting and retaining many of our customers. Because of our significant scale, product expertise and reputation in the markets that we serve, we have established strong ties to the major roofing materials manufacturers and are able to achieve substantial volume discounts.

Growth Strategies

                   Our objective is to become the preferred supplier of roofing and other exterior building product materials in the U.S. and Canadian markets while continuing to increase our revenue base and maximize our profitability. We plan to attain these goals by executing the following strategies:

•	Pursue acquisitions of regional market-leading roofing materials distributors. Acquisitions are an important component of our growth strategy. We believe there are significant opportunities to further grow our business through disciplined, strategic acquisitions. With only a few large, well-capitalized competitors in the industry, we believe we can continue to build on our distribution platform by successfully acquiring additional roofing materials distributors. Between 1998 and 2012, we successfully integrated twenty-eight strategic and complementary acquisitions and there has been an additional acquisition since the end of fiscal year 2012.

•	Expand through new branch openings. Significant opportunities exist to expand or intensify our geographic focus by opening additional branches in contiguous or existing regions. Since 1997, we have successfully entered numerous markets through greenfield expansion. Our typical strategy with respect to greenfield opportunities is to open branches: (1) within our existing markets; (2) where existing customers have expanded into new markets; or (3) in areas that have limited or no acquisition candidates and are a good fit with our business model. At times, we have acquired small distributors with one to three branches to fill in existing regions.

•	Expand product and service offerings. We believe that continuing to increase the breadth of our product line and customer services are effective methods of increasing sales to current customers and attracting new customers. We work closely with customers and suppliers to identify new building products and services, including varieties of windows, siding, waterproofing systems, insulation and metal fabrication. In addition, we believe we can expand our business by introducing products currently only sold in certain of our markets into some of our other markets. We also believe we can expand particular product sales that are stronger in certain of our markets into markets where those products have not sold as well (e.g., expanding nonresidential roofing sales into markets that sell mostly residential roofing).

Products and Services

Products

                   The ability to provide a broad range of products is essential in roofing materials distribution. We carry one of the most extensive arrays of high-quality branded products in the industry, enabling us to deliver a wide variety of products to our customers on a timely basis. We are able to fulfill approximately 98% of our warehouse orders through our in-stock inventory as a result of the breadth and depth of our inventory at our branches. Our product portfolio includes residential and non-residential roofing products as well as complementary building products such as siding, windows and specialty lumber products. Our product lines are designed primarily to meet the requirements of both residential and non-residential roofing contractors.

Product Portfolio

Residential roofing products	Non-residential roofing products	Complementary building products

		Siding	Windows/Doors
Asphalt shingles	Single-ply roofing	Vinyl siding	Vinyl windows
Synthetic slate and tile	Asphalt	Red, white and yellow	Aluminum windows
Clay tile	Metal	cedar siding	Wood windows
Concrete tile	Modified bitumen	Fiber cement siding	Wood doors
Slate	Built-up roofing	Soffits	Patio doors
Nail base insulation	Cements and coatings	House wraps	Skylights
Metal roofing	Insulation—flat stock	Vapor barriers
Felt	and tapered	Stone veneer
Wood shingles and	Commercial fasteners
shakes	Metal edges and	Other	Specialty Lumber
Nails and fasteners	flashings	Waterproofing systems	Redwood
Metal edgings and	Skylights, smoke vents	Building insulation	Red cedar decking
flashings	and roof hatches	Air barrier systems	Pressure treated lumber
Prefabricated flashings	Sheet metal, including	Gypsum	Fire treated plywood
Ridges and soffit vents	copper, aluminum	Moldings	Synthetic decking
Gutters and	and steel	Patio covers	PVC trim boards
downspouts	Other accessories	Cultured stone	Synthetic railing
Other accessories			Millwork
Custom millwork

                   The products that we distribute are supplied by the industry's leading manufacturers of high-quality roofing materials and related products, such as Alcoa, Atlas, BPCO, Carlisle, CertainTeed, Continental Materials, Dow, Firestone, GAF Materials, IKO, James Hardie, Johns Manville, Mid-States Asphalt, Owens Corning, Simonton, Tamko and Revere Copper.

                   In the residential market, asphalt shingles comprise the largest share of the products we sell. We believe that we have also developed a specialty niche in the residential roofing market by distributing products such as high-end shingles, copper gutters and metal roofing products, as well as specialty lumber products for residential applications, including redwood, white and red cedar shingles, and red cedar siding. Additionally, we distribute gutters, downspouts, tools, nails, vinyl siding, windows, decking and related exterior shelter products to meet the needs of our roofing customers.

     In the non-residential market, single-ply roofing systems comprise the largest share of our products. Our single-ply roofing systems consist primarily of Ethylene Propylene Diene Monomer (synthetic rubber) or EPDM and Thermoplastic Olefin or TPO, along with other roofing materials and related components. In addition to the broad range of single-ply roofing components, we sell the insulation required in most non-residential roofing applications, such as the popular tapered insulation. Our remaining non-residential products include metal roofing and flashings, fasteners, fabrics, coatings, roof drains, modified bitumen, built-up roofing and asphalt.

Services

                    We emphasize superior value-added services to our customers. We employ a knowledgeable staff of salespeople. Our sales personnel possess in-depth knowledge of roofing materials and applications and are capable of providing technical advice and assistance to contractors throughout the re-roofing and construction process. In particular, we support our customers with the following value-added services:

•	advice and assistance on product identification, specification and technical support;
•	timely job site delivery, rooftop loading and logistical services;
•	tapered insulation design and related layout services;
•	metal fabrication and related metal roofing design and layout services;
•	trade credit; and
•	marketing support, including project leads for contractors.

Customers

                   Our diverse customer base consists of approximately 42,000 contractors, home builders, building owners, and other resellers primarily in the Northeast, Mid-Atlantic, Southeast, Southwest, Mid-West and West regions of the United States, as well as across Canada. Our typical customer base varies by end market, with relatively small contractors in the residential market and small to large-sized contractors in the non-residential market. To a lesser extent, our customer base in a market can include general contractors, retailers and building materials suppliers.

                   As evidenced by the fact that a significant number of our customers have relied on us or our predecessors as their vendor of choice for decades, we believe that we have strong customer relationships that our competitors cannot easily displace or replicate. No single customer accounts for more than 2% of our revenues.

Sales and Marketing

Sales strategy

                   Our sales strategy is to provide a comprehensive array of high-quality products and superior value-added services to residential and non-residential roofing contractors reliably, accurately and on time. We fulfill approximately 98% of our warehouse orders through our in-stock inventory as a result of the breadth and depth of our inventory maintained at our local branches. We believe that our focus on providing both superior value-added services and accurate and rapid order fulfillment enables us to attract and retain customers.

Sales organization

                   We have attracted and retained an experienced sales force of about 1,120 people who are responsible for generating revenue at the local branch level. The expertise of our salespeople helps us to increase sales to existing customers and add new customers.

                   Each of our branches is headed by a branch manager, who also functions as the branch's sales manager. In addition, each branch generally employs one to four outside salespeople and one to five inside salespeople who report to their branch manager. Branches that focus primarily on the residential market typically staff a larger number of outside salespeople.

                   The primary responsibilities of our outside salespeople are to prospect for new customers and increase sales to existing customers. One of the ways our outside salespeople accomplish these objectives is by reviewing information from our proprietary LogicTrack software system, which extracts job and bid information from construction reports and other industry news services. The system extracts information on construction projects in our local markets from those industry services. Once a construction project is identified, our design and estimating team creates job quotes, which, along with pertinent bid and job information, are readily available to our salespeople through LogicTrack. Our outside salespeople then contact potential customers in an effort to solicit their interest in participating with us in the identified project. Throughout this process, LogicTrack maintains a record of quoting activity, due dates, and other data to allow tracking of the projects and efficient follow-up. By seeking a contractor to "partner with” on a bid, we increase the likelihood that such contractor will purchase their roofing materials and related products from us in the event that the contractor is selected for the project.

                   To complement our outside sales force, we have built an experienced and technically proficient inside sales staff that provides vital product expertise to our customers. Our inside sales force is responsible for fielding incoming orders, providing pricing quotations and responding to customer inquiries.

                   In addition to our outside and inside sales forces, we represent certain manufacturers for particular manufacturers' products. Currently, we have developed relationships with Carlisle, Johns Manville, Owens Corning and Firestone on this basis and employ 38 representatives who act as liaisons (on behalf of property owners, architects, specifiers and consultants) between these roofing materials manufacturers and professional contractors.

Marketing

                   In order to capitalize on established customer relationships and locally developed brands, we have maintained the trade names of most of the businesses that we have acquired. These trade names—such as Alabama Roofing Supply, Beacon Roofing Supply Canada Company, Beacon Sales Company, Best Distributing Company, Coastal Metal Service, Dealer's Choice, GLACO, Groupe Bedard, Entrepot de la Toiture, JGA Beacon, Lafayette Wood Works, North Coast Commercial Roofing Systems, Mississippi Roofing Supply, Pacific Supply Company, Quality Roofing Supply Company, Roof Depot, RSM Supply, Roofing and Sheet Metal Supply, Shelter Distribution, Southern Roof Center, The Roof Center, West End Roofing Siding and Windows, West End Lumber Company,  Louisiana Roofing Supply, Posi-Slope, Posi-Pentes, Wholesale Roofing Supply, Enercon Products, The Roofing Connection, Fowler & Peth, Cassady Pierce Company, Structural Materials and Contractors Roofing & Supply Co.—are well-known in the local markets in which the respective branches compete and are associated with high-quality products and customer service.

                   As a supplement to the efforts of our sales force, each of our branches communicates with residential and non-residential contractors in their local markets through newsletters, direct mail and the Internet. In order to build and strengthen relationships with customers and vendors, we sponsor and promote our own regional trade shows, which feature general business and roofing seminars for our customers and product demonstrations by our vendors. In addition, we attend numerous industry trade shows throughout the regions in which we compete, and we are an active member of the National Roofing Contractors Association, as well as certain regional contractors' associations.

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

                   We are viewed by our suppliers as a key distributor due to our industry expertise, past growth and profitability, significant market share, financial strength, and the substantial volume of products that we distribute. We have significant relationships with more than 150 suppliers and maintain multiple supplier relationships for each product line.

                   We manage the procurement of products through our national headquarters and regional offices, allowing us to take advantage of both our scale and local market conditions. We believe this enables us to purchase products more economically than most of our competitors. Product is shipped directly by the manufacturers to our branches or customers.

Operations

Facilities

                   Our network of 224 branches serves metropolitan areas in 38 states and 6 Canadian provinces. This network has enabled us to effectively and efficiently serve a broad customer base and to achieve a leading market position in each of our core geographic markets.

Operations

                   Our branch-based model provides each location with a significant amount of autonomy to operate within the parameters of our overall business model. Operations at each branch are tailored to meet local customer needs. Depending on the market, branches carry from about 2,000 to 11,000 SKUs.

                   Branch managers are responsible for sales, pricing and staffing activities, and have full operational control of customer service and deliveries. We provide our branch managers with significant incentives that allow them to share in the profitability of their respective branches as well as in the company as a whole. Personnel at our regional and corporate operations assist the branches with, among other things, product procurement, credit and safety services, fleet management, information systems support, contract management, accounting, treasury and legal services, human resources, benefits administration and sales and use tax services.

Distribution fulfillment process

                   Our distribution fulfillment process is initiated upon receiving a request for a contract job order or direct product order from a contractor. Under a contract job order, a contractor typically requests roofing or other construction materials and technical support services. The contractor discusses the project's requirements with a salesperson and the salesperson provides a price quotation for the package of products and services. Subsequently, the salesperson processes the order and we deliver the products to the customer's job site.

Fleet

                   Our distribution infrastructure supports over 500,000 deliveries annually. To accomplish this, we maintained a dedicated owned fleet of 723 straight trucks, 262 tractors and 580 trailers as of September 30, 2012. Nearly all of our delivery vehicles are equipped with specialized equipment, including 813 truck-mounted forklifts, cranes, hydraulic booms and conveyors, which are necessary to deliver products to rooftop job sites in an efficient and safe manner and in accordance with our customers’ requirements.

                   Our branches typically focus on providing materials to customers who are located within a two-hour radius of their respective facilities. Our branches generally make deliveries each business day.

Management information systems

                   We have fully integrated management information systems across our locations. Acquired businesses are moved to our IT platform as soon as feasible following acquisition. Our systems support every major internal operational function, except payroll, providing complete integration of purchasing, receiving, order processing, shipping, inventory management, sales analysis and accounting. The same databases are shared within the systems, allowing our branches to easily acquire products from other branches or schedule deliveries by other branches, greatly enhancing our customer service. Our systems also include a sophisticated pricing matrix which allows us to refine pricing by region, branch, customer and customer type, or even a specific customer project. In addition, our systems allow us to centrally monitor all branch and regional performance as often as daily. We have centralized many functions to leverage our growing size, including accounts payable, insurance, payroll, employee benefits, vendor relations, and banking.

                   All of our branches are connected to our IBM AS400 computer network by secure Internet connections or private data lines. We maintain a second IBM AS400 as a disaster recovery system, and information is backed up to this system throughout each business day. We have the capability of electronically switching our domestic operations to the disaster recovery system.

                   We have financial reporting packages for branches and regions that allow them to compare branch by branch financial performance, which we believe is essential to operating each branch efficiently and more profitably. We also utilize a monthly benchmarking report that enables comparison of all of our branches' and regions’ performance in 12 critical areas.

                   We place purchase orders electronically with some of our major vendors. The vendors then transmit their invoices electronically to us. Our system automatically matches these invoices with the related purchase orders and then schedules the associated payment. We also have the capability to handle customer processing electronically, although most customers prefer ordering through our sales force.

  We completed a “paperless copy” process in 2012 whereby we scan or receive many financial, credit and other documents into a database for purposes of internal approvals, online viewing and auditing. Also in 2012, we initiated an Internet portal that allows customers to access their invoice history and make online payments.

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

In 2012, the U.S. Supreme Court upheld the majority of the provisions in the Patient Protection and Affordable Care Act (the “Act”). The Act places requirements on employers to provide a minimum level of benefits to employees and assesses penalties on employers if the benefits do not meet the required minimum level or if the cost of coverage to employees exceeds affordability thresholds specified in the Act. The minimum benefits and affordability requirements take effect in 2014. The Act also imposes an excise tax beginning in 2018 on plans whose average cost exceeds specified amounts. We have analyzed the effects on us from the provisions of the Act and we do not currently anticipate a significant financial impact.

Competition

                   Although we are one of the two largest roofing materials distributors in the United States and Canada, the U.S. roofing supply industry is highly competitive. The vast majority of our competition comes from local and regional roofing supply distributors, and, to a much lesser extent, other building supply distributors and "big box" retailers. Among distributors, we compete against a small number of large distributors and many small and local privately-owned distributors. The principal competitive factors in our business include, but are not limited to, the availability of materials and supplies; technical product knowledge and expertise; advisory or other service capabilities; pricing of products; and availability of credit and capital. We generally compete on the basis of the quality of our services, product quality and, to a lesser extent, price. We compete not only for customers within the roofing supply industry but also for personnel.

Employees

                   As of September 30, 2012, we had 2,712 employees, consisting of 806 in sales and marketing, 314 in branch management, including supervisors, 1,216 warehouse workers, helpers and drivers, and 376 general and administrative personnel. Approximately 338 employees were added in 2012 from our acquisitions. We believe that our employee relations are good. Thirty-four employees were represented by labor unions as of September 30, 2012.

Order Backlog

                   Order backlog is not a material aspect of our business and no material portion of our business is subject to government contracts.

Seasonality

                   In general, sales and net income are highest during our first, third and fourth fiscal quarters, which represent the peak months of construction and re-roofing, especially in our branches in the northern and mid-western regions of the U.S. and in Canada. Our sales are substantially lower during the second quarter, when we usually incur net losses. These quarterly fluctuations have diminished as we have diversified further into the southern and western regions of the U.S.

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

                   As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits of such acquisitions and we may incur costs in excess of what we anticipate. These risks would likely be greater in the case of larger acquisitions.

We may not be able to successfully identify acquisition candidates, which would slow our growth rate.

                   We continually seek additional acquisition candidates in selected markets and from time to time engage in exploratory discussions with potential candidates. If we are not successful in finding attractive acquisition candidates whom we can acquire on satisfactory terms, or if we cannot complete acquisitions that we identify, it is unlikely that we will sustain the historical growth rates of our business.

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

                   Our future success is highly dependent upon the services of Robert Buck, Executive Chairman of the Board, and Paul Isabella, President and Chief Executive Officer. Our CFO, David Grace, is retiring for health reasons on December 31, 2012 and we are actively seeking a replacement. Although we are confident that our search will yield a highly qualified replacement, in the event that Mr. Grace’s successor is not named by December 31, 2012, we plan to name our Chief Accounting Officer Rick Welker as Acting Chief Financial Officer until Mr. Grace’s successor is named. Our success will continue to depend to a significant extent on our executive officers and key management personnel, including our regional vice presidents. We do not have key man life insurance covering any of our executive officers. We may not be able to retain our executive officers and key personnel or attract additional qualified management. The loss of any of our executive officers or other key management personnel, or our inability to recruit and retain qualified personnel, could hurt our ability to operate and make it difficult to execute our acquisition and internal growth strategies.

A change in vendor rebates could adversely affect our income and gross margins.

                   The terms on which we purchase product from many of our vendors entitle us to receive a rebate based on the volume of our purchases. These rebates effectively reduce our costs for products. If market conditions change, vendors may adversely change the terms of some or all of these programs. Although these changes would not affect the net recorded costs of product already purchased, it may lower our gross margins on products we sell and therefore the income we realize on such sales in future periods.

Cyclicality in our business could result in lower revenues and reduced profitability.

                   We sell a portion of our products for new residential and non-residential construction. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including credit and capital availability, interest rates, employment levels and consumer confidence. Economic downturns in the regions and markets we serve could result in lower revenues and, since many of our expenses are fixed, lower profitability. Although new housing starts were up slightly in 2010 and 2012, they declined during 2006 through 2009, and again in 2011, and the pace could continue at the current historically low levels. Commercial construction activity declined in 2009 and 2011 while increasing in 2010 and slightly in 2012. The challenging economic conditions in recent years, including tighter credit markets, influenced new commercial projects and, to a lesser extent, re-roofing projects, and may continue to negatively affect expenditures for non-residential roofing in the near term.

 Seasonality in the construction and re-roofing industry generally results in second quarter losses.

                   Our second quarter is typically affected adversely by winter construction cycles and cold weather patterns as the levels of activity in the new construction and re-roofing markets decrease. Because many of our expenses remain relatively fixed throughout the year, we generally record a loss during our second quarter. We expect that these seasonal variations will continue in the near future.

If we encounter difficulties with our management information systems, we could experience problems with inventory, collections, customer service, cost control and business plan execution.

                   We believe our management information systems are a competitive advantage in maintaining our leadership position in the roofing distribution industry. However, if we experience problems with our management information systems, we could experience, among other things, product shortages and/or an increase in accounts receivable aging. Any failure by us to properly maintain and protect our management information systems could adversely impact our ability to attract and serve customers and could cause us to incur higher operating costs and experience delays in the execution of our business plan.

                   Since we rely heavily on information technology both in serving our customers and in our enterprise infrastructure in order to achieve our objectives, we may be vulnerable to damage or intrusion from a variety of cyber-attacks including computer viruses, worms or other malicious software programs that access our systems. Despite the precautions we take to mitigate the risks of such events, an attack on our enterprise information technology system could result in theft or disclosure of our proprietary or confidential information or a breach of confidential customer or employee information. Such events could have an adverse impact on revenue, harm our reputation, and cause us to incur legal liability and costs, which could be significant, to address and remediate such events and related security concerns.

An impairment of goodwill and/or other intangible assets could reduce net income.

                   Acquisitions frequently result in the recording of goodwill and other intangible assets. At September 30, 2012, goodwill represented approximately 36% of our total assets. Goodwill is not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. Our accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine the fair values of our reporting units by using both a market and income approach.

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

                   We may require additional future equity or further debt financing in order to consummate an acquisition; for additional working capital for expansion; or if we suffer more than seasonally expected losses. In the event such additional equity or debt financing is unavailable to us, we may be unable to expand or make acquisitions and our stock price may decline as a result of the perception that we have more limited growth prospects.

Major disruptions in the capital and credit markets may impact both the availability of credit and business conditions.

            If the financial institutions that have extended credit commitments to us are adversely affected by major disruptions in the capital and credit markets, they may become unable to fund borrowings under those credit commitments. This could have an adverse impact on our financial condition since we need to borrow funds at times for working capital, acquisitions, capital expenditures and other corporate purposes.

               Major disruptions in the capital and credit markets could also lead to broader economic downturns, which could result in lower demand for our products and increased incidence of customers’ inability to pay their accounts. Additional customer bankruptcies or similar events caused by such broader downturns may result in a higher level of bad debt expense than we have historically experienced. Also, our suppliers may potentially be impacted, causing potential disruptions or delays of product availability. These events would adversely impact our results of operations, cash flows and financial position.

    ITEM 1B.    UNRESOLVED STAFF COMMENTS

                   None.

    ITEM 2.    PROPERTIES

                   We lease 211 facilities as of November 1, 2012, including our headquarters and other support facilities, throughout the United States and Canada. These leased facilities range in size from approximately 2,000 square feet to 137,000 square feet. In addition, we own thirteen sales/warehouse facilities located in Manchester, New Hampshire; Reading, Pennsylvania; Montreal, Quebec (2); Sainte-Foy, Quebec; Delson, Quebec; Salisbury, Maryland; Hartford, Connecticut; Cranston, Rhode Island; Lancaster, Pennsylvania; Jacksonville, Florida; Easton, Maryland; and Manassas, Virginia. These owned facilities range in size from 11,500 square feet to 68,000 square feet. We also own a parcel of land in Trois Rivieres, Quebec, on which we plan to construct a branch in 2013. All of the owned properties are mortgaged to our senior lenders. We believe that our properties are in good operating condition and adequately serve our current business operations.

                   As of November 1, 2012, our 224 branches, a few with multiple leased facilities or combined facilities, and 7 other facilities were located in the following states and provinces:

State	Number of Branches	Other
Alabama	4
Arkansas	4
California	10
Colorado	7	2
Connecticut	2	1
Delaware	2
Florida	6
Georgia	8
Illinois	7
Indiana	6
Iowa	1
Kansas	4
Kentucky	4
Louisiana	5	1
Maine	1
Maryland	14	1
Massachusetts	9
Michigan	2
Minnesota	2
Mississippi	2
Missouri	7
Nebraska	4
New Hampshire	1
New Jersey	1
New Mexico	1
New York	1
North Carolina	11
Ohio	4
Oklahoma	3
Pennsylvania	27
Rhode Island	1
South Carolina	5
Tennessee	5
Texas	19
Vermont	1
Virginia	9	1
West Virginia	5
Wyoming	2
Subtotal—U.S.	207	6

Canadian Provinces
Alberta	2
Saskatoon	2
British Columbia	2
Ontario	4	1
Quebec	6
Nova Scotia	1
Subtotal—Canada	17	1
Total	224	7

    ITEM 3.    LEGAL PROCEEDINGS

                   From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.

    ITEM 4.    MINE SAFETY DISCLOSURES

                   Not applicable.

PART II

    ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                   Our common stock trades on The NASDAQ Global Select Market under the symbol "BECN". The following table lists quarterly information on the price range of our common stock based on the high and low reported sale prices for our common stock as reported by NASDAQ for the periods indicated below:

	High	Low

Year ended September 30, 2011:

First quarter	$18.30	$14.22
Second quarter	$21.70	$17.87
Third quarter	$22.82	$19.35
Fourth quarter	$23.24	$14.89

Year ended September 30, 2012:

First quarter	$20.84	$15.34
Second quarter	$26.93	$20.23
Third quarter	$27.29	$22.93
Fourth quarter	$30.41	$24.09

There were 58 holders of record of our common stock as of November 1, 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

                   No purchases of our equity securities were made by us or any affiliated entity during the fourth quarter of the year ended September 30, 2012.

Recent Sales of Unregistered Securities

                   None.

Dividends

                   We have not paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our board of directors currently intends to retain any future earnings for reinvestment in our growing business. Our revolving credit facilities currently prohibit the payment of dividends without the prior written consent of our lenders. Any future determination to pay dividends will also be at the discretion of our board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends, and any other factors our board of directors deems relevant.

Performance Graph

                   The following graph compares the cumulative total shareholder return (including reinvestment of dividends) of Beacon Roofing Supply, Inc.'s common stock based on its market prices, beginning with the start of fiscal year 2008 and each fiscal year thereafter, with (i) the Nasdaq Index and (ii) the S&P 1500 Building Products Index.

The line graph assumes that $100 was invested in our common stock, the Nasdaq Index and the S&P 1500 Building Products Index on September 30, 2007. The closing price of our common stock on September 30, 2012 was $28.48. The stock price performance of Beacon Roofing Supply, Inc.'s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

    ITEM 6.    SELECTED FINANCIAL DATA

                   You should read the following selected financial information together with our financial statements and related notes and "Management's discussion and analysis of financial condition and results of operations" also included in this Form 10-K. We have derived the statement of operations data for the years ended September 30, 2012, September 30, 2011 and September 30, 2010, and the balance sheet information at September 30, 2012 and September 30, 2011, from our audited financial statements included in this Form 10-K. We have derived the statements of operations data for the years ended September 30, 2009 and September 30, 2008, and the balance sheet data at September 30, 2010, September 30, 2009 and September 30, 2008, from our audited financial statements not included in this Form 10-K.

Statement of operations data

(Dollars in Thousands)	Fiscal year ended September 30,
	2012	2011	2010	2009	2008

Net sales	$2,043,658	$1,817,423	$1,609,969	$1,733,967	$1,784,495
Cost of products sold	1,542,254	1,397,798	1,249,869	1,322,845	1,364,487

Gross profit	501,404	419,625	360,100	411,122	420,008

Operating expenses	357,732	315,883	286,583	301,913	325,298

Income from operations	143,672	103,742	73,517	109,209	94,710
Interest expense and other financing costs	(17,173)	(13,364)	(18,210)	(22,887)	(25,904)
Income taxes	(50,934)	(31,158)	(20,781)	(33,904)	(28,500)

Net income	$75,565	$59,220	$34,526	$52,418	$40,306

Net income per share
Basic	$1.62	$1.29	$0.76	$1.16	$0.91
Diluted	$1.58	$1.27	$0.75	$1.15	$0.90
Weighted average shares outstanding
Basic	46,718,948	45,919,198	45,480,922	45,007,313	44,346,293
Diluted	47,840,967	46,753,152	46,031,593	45,493,786	44,959,357

Other financial and operating data:
Depreciation and amortization	$24,353	$25,060	$27,773	$30,389	$34,240
Capital expenditures (excluding acquisitions)	$17,404	$14,433	$10,268	$14,277	$5,739
Number of branches at end of period	209	185	179	172	175

Note: Earnings in 2012 were impacted by the following charges: $2.6 million ($1.6 million net of tax), or $0.03 diluted earnings per share, for the recognition of the fair value of certain interest rate derivatives in interest expense and other financing costs; $1.2 million ($0.7 million net of tax), or $0.02 diluted earnings per share, resulting from our April 2012 refinancing; and $3.0 million of termination benefits ($1.8 million net of tax), or $0.04 diluted earnings per share, associated with our July 2012 acquisition of Structural Materials Co. and the announced retirement of our CFO. Earnings in 2011 included the beneficial impact of $5.1 million, or $0.11 diluted earnings per share, from the reversal of a net deferred tax liability associated with a change in the tax status of our Canadian operations.

Balance sheet data

	September 30,
(In Thousands)	2012	2011	2010	2009	2008

Cash and cash equivalents	$40,205	$143,027	$117,136	$82,742	$26,038

Total assets	$1,216,982	$1,156,964	$1,042,189	$1,040,786	$1,067,816

Borrowings under revolving lines of credit, current portions of long-term debt and other obligations	$56,932	$15,605	$15,734	$15,092	$19,926

Long-term debt, net of current portions:
Senior notes payable and other obligations	$208,125	$301,544	$311,771	$322,090	$332,500
Other long-term obligations	12,750	9,967	11,910	16,257	25,143

	$220,875	$311,511	$323,681	$338,347	$357,643

Stockholders' equity	$651,962	$538,427	$468,844	$423,573	$366,701

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

                   We currently carry up to 11,000 SKUs through 224 branches in the United States and Canada. In fiscal year 2012, approximately 92% of our net sales were in the United States. We stock one of the most extensive assortments of high-quality branded products in the industry, enabling us to deliver products to our customers on a timely basis.

                   Execution of the operating plan at each of our branches drives our financial results. Revenues are impacted by the relative strength of the residential and non-residential roofing markets we serve. We strive for an appropriate mix of residential, non-residential and complementary product sales in all of our regions but allow each of our branches to influence its own marketing plan and mix of products based upon its local market. We differentiate ourselves from the competition by providing many customer services such as job site delivery, tapered insulation layouts and design and metal fabrication, and by providing credit. We consider customer relations and our employees' knowledge of roofing and exterior building materials to be important to our ability to increase customer loyalty and maintain customer satisfaction. We invest significant resources in training our employees in sales techniques, management skills and product knowledge. While we consider these attributes important drivers of our business, we also continually pay close attention to controlling operating costs.

   Our growth strategy includes both internal growth (opening new branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. Our main acquisition strategy is to target market leaders in geographic areas that we do not service. Our May 2011 acquisition of Enercon Products Inc. (“Enercon”) is one example of this approach. Enercon is a roofing distributor with six locations in Western Canada. Headquartered within its branch in Edmonton, Enercon also has branches in Calgary, Regina and Saskatoon and two branches in Vancouver, with no branch overlap with our existing operations. In addition, we also acquire smaller companies to supplement branch openings within existing markets. Our July 2012 acquisition of Structural Materials Co. ("Structural"), a distributor of residential and commercial roofing products and related accessories headquartered in Santa Ana, CA, is an example of this second approach. Structural has six locations in Los Angeles and Orange Counties and in the surrounding areas, which we integrated into our existing Pacific Supply region in Southern California.

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

The following is a summary of our net sales by product group (in thousands) for the last three full fiscal years (“2012”, “2011” and “2010”). Percentages may not total due to rounding.

	Year Ended September 30,
	2012		2011		2010
	Net Sales	Mix	Net Sales	Mix	Net Sales	Mix

Residential roofing products	$1,023,547	50.1%	$849,970	46.8%	$748,007	46.5%
Non-residential roofing products	757,906	37.1%	718,145	39.5%	619,348	38.5%
Complementary building products	262,205	12.8%	249,308	13.7%	242,614	15.1%

	$2,043,658	100.0%	$1,817,423	100.0%	$1,609,969	100.0%

We have over 40,000 customers, none of which represents more than 2% of our net sales. Many of our customers are small to mid-size contractors with relatively limited capital resources. We maintain strict credit review and approval policies, which has helped to keep losses from uncollectible customer receivables within our expectations. Bad debts in 2012 were within our normal historical levels at approximately 0.2% of net sales, while bad debts in 2011 were slightly higher than normal levels at 0.4% of net sales but still within our tolerance in consideration of the challenging economic and credit climate.

Our expenses consist primarily of the cost of products purchased for resale, labor, fleet, occupancy, and selling and administrative expenses. We compete for business and may respond to competitive pressures at times by lowering prices in order to maintain our market share.

We opened four new branches in 2012, three in 2011 and none in 2010. We slowed the pace of new branch openings since 2007, mostly as a result of the economic downturn, but expect to increase the pace in 2013. Typically, when we open a new branch, we transfer a certain level of existing business from an existing branch to the new branch. This allows the new branch to commence with a base business and also allows the existing branch to target other growth opportunities.

In managing our business, we consider all growth, including the opening of new branches, to be internal growth unless it is a result of an acquisition. When we refer to growth in existing markets in our discussion and analysis of financial condition and results of operations, we include growth from existing and newly-opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the reporting period. Our average annual internal sales growth over the eight fiscal years since our IPO has been 3.7%. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

Results of operations

The following discussion compares our results of operations for 2012, 2011 and 2010.

The following table shows, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods presented. Percentages may not total due to rounding.

	Year ended September 30,

	2012	2011	2010

Net sales	100.0%	100.0%	100.0%
Cost of products sold	75.5	76.9	77.6

Gross profit	24.5	23.1	22.4

Operating expenses	17.5	17.4	17.8

Income from operations	7.0	5.7	4.6
Interest expense and other financing costs	(0.8)	(0.7)	(1.1)

Income before income taxes	6.2	5.0	3.4
Income taxes	(2.5)	(1.7)	(1.3)

Net income	3.7%	3.3%	2.1%

2012 compared to 2011

The following table shows a summary of our results of operations for 2012 and 2011, broken down by existing markets and acquired markets.

	Existing Markets		Acquired Markets		Consolidated
(in thousands)	2012	2011	2012	2011	2012	2011

Net sales	$1,905,441	$1,792,391	$138,217	$25,032	$2,043,658	$1,817,423

Gross profit	464,149	413,227	37,255	6,398	501,404	419,625
Gross margin	24.4%	23.1%	27.0%	25.6%	24.5%	23.1%

Operating expenses	321,057	311,347	36,675	4,536	357,732	315,883
Operating expenses as a % of net sales	16.8%	17.4%	26.5%	18.1%	17.5%	17.4%

Operating income (loss)	$143,092	$101,880	$580	$1,862	$143,672	$103,742
Operating margin	7.5%	5.7%	0.4%	7.4%	7.0%	5.7%

Net Sales

Consolidated net sales increased $226.2 million, or 12.5%, to $2,043.7 million in 2012 from $1,817.4 million in 2011. Existing market sales increased $113.0 million or 6.3% (7.6% based on the same number of business days). Acquired market sales increased $113.2 million due to a full year’s sales impact from the 2011 acquisitions and the partial year impact from our 2012 acquisitions. We attribute the existing market sales increase primarily to the following factors:

•	better weather conditions in the first half of this year allowed for an increase in roofing activities, especially residential roofing;
•	strong growth in the first half of this year in the markets affected by last year’s storms;
•	strong growth in non-residential roofing activity in most of our regions through the second quarter; and
•	industry-wide price increases in our roofing product groups since last year’s second quarter.

partially offset by:

•	less roofing activity in the back half of this year in the markets affected by last spring’s hail storms; and
•	a slowdown in non-residential roofing activity during the back half of this year.

In 2012, we acquired twenty-two branches, opened four new branches, and closed two branches. In 2012, we have estimated the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average selling prices were up overall 3-4% in 2012 compared to 2011, with price increases of non-residential products at 8-9%. Residential roofing product prices were up slightly at 1%, while complementary product prices were up 3-4%. The higher gross margins in 2012 are an indicator that the inflation in our net product costs was less than the impact from the increase in our average selling prices. Existing market net sales by geographical region increased (decreased) as follows: Northeast 6.3%; Mid-Atlantic 10.9%; Southeast 13.9%; Southwest 10.3%; Midwest (3.0%); West 2.8%; and Canada 3.1%. These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity that influence the comparisons of a single geographical region. We had 251 business days in 2012 compared to 254 in 2011.

The product group sales for our existing markets were as follows:

For the Fiscal Years Ended

							% Change Based
							On Average Sales
	2012		2011		Change		Per Business Day
(dollars in millions)	Net Sales	Mix	Net Sales	Mix

Residential roofing products	$923.5	48.5%	$826.2	46.1%	$97.3	11.8%	13.1%
Non-residential roofing products	734.0	38.5%	717.4	40.0%	16.6	2.3%	3.5%
Complementary building products	247.9	13.0%	248.8	13.9%	(0.9)	-0.4%	0.8%

	$1,905.4	100.0%	$1,792.4	100.0%	$113.0	6.3%	7.6%

For 2012, our acquired markets recognized sales of $100.1, $23.9 and $14.2 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The 2012 existing market sales of $1,905.4 million plus the total sales from acquired markets of $138.2 million agrees (rounded) to our reported total 2012 sales of $2,043.7 million. For 2011, our acquired markets recognized sales of $23.8, $0.7 and $0.5 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The 2011 existing market sales of $1,792.4 million plus the sales from acquired markets of $25.0 million agrees to our reported total 2011 sales of $1,817.4 million. Prior year sales by product group are presented in a manner consistent with the current year’s product classifications. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

	2012	2011	Change
		(dollars in millions)
Gross profit	$501.4	$419.6	$81.8		19.5%
Existing markets	464.1	413.2	50.9		12.3%

Gross margin	24.5%	23.1%		1.4%
Existing markets	24.4%	23.1%		1.3%

Our existing market gross profit increased $50.9 million or 12.3% in 2012, while our acquired market gross profit increased $30.9 million. Our overall and existing market gross margins increased to 24.5% and 24.4% in 2012, respectively, from 23.1% in 2011. The higher gross margins in 2012 were due primarily to improved gross margins in residential roofing product sales and an increase in our mix of those residential product sales, which generally have higher gross margins than our other products.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins than our warehouse sales, represented 17.7% and 20.4% of our net sales in 2012 and 2011, respectively. This decrease was primarily attributable to the lower mix of non-residential roofing product sales, which are more commonly facilitated by direct shipment. There were no material divisional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

	2012	2011	Change
		(dollars in millions)
Operating expenses	$357.7	$315.9	$41.8		13.2%
Existing markets	321.1	311.3	9.7		3.1%

Operating expenses as a % of sales	17.5%	17.4%		0.1%
Existing markets	16.8%	17.4%		-0.5%

Operating expenses in our existing market increased $9.7 million or 3.1% in 2012 to $321.1 million, compared to $311.3 million in 2011, while our acquired market expenses increased by $32.1 million to $36.7 million. The following factors were the leading causes of the higher operating expenses in our existing markets:

•	increased payroll and related costs of $12.3 million primarily due to higher incentive-based pay, overtime pay, certain benefits and payroll taxes;
•	increased selling expenses of $1.4 million from higher fuel and transportation costs and credit card fees; and
•	increases in general and administrative costs of $3.6 million principally from higher professional fees, severance costs, general insurance costs and travel expenses;

partially offset by

•	decreased depreciation and amortization expense of $4.3 million from lower amortization of intangibles and reduced depreciation from the impact of low capital expenditures in recent years; and
•	decreased bad debts of $3.9 million due primarily to a lower percentage of past-due accounts as improvement in the roofing industry enabled more of our customers to stay current with their required payments.

In 2012 and 2011, we expensed a total of $9.4 million and $8.6 million, respectively, for the amortization of intangible assets recorded under purchase accounting, including the impact from acquired markets. Our existing market operating expenses as a percentage of the related net sales decreased to 16.8% in 2012 from 17.4% in 2011 due to the positive impact from the higher sales, partially offset by the impact from the above increases.

Interest Expense and Other Financing Costs

Interest expense and other financing costs were $17.2 million in 2012 compared to $13.4 million in 2011. The 2012 expense includes a charge of $2.6 million for the recognition of the fair value of certain interest rate derivatives and $1.2 million resulting from the refinancing of our debt. These negative factors on interest expense and other financing costs in 2012 were partially offset by the benefit from lower outstanding total debt. Interest expense and other financing costs would have been $7.5 and $5.1 million lower in 2012 and 2011, respectively, without the impact of our interest rate derivatives.

Income Taxes

Income tax expense was $50.9 million in 2012, an effective tax rate of 40.3%, compared to $31.2 million in 2011, which was an effective tax rate of 34.5%. The 2011 income tax expense includes the beneficial impact of $5.1 million, $0.11 diluted earnings per share, from the reversal of the net deferred tax liability associated with a change in the tax status of our Canadian operations as discussed below. Without that benefit, our effective tax rate would have been approximately 40.1% in 2011.We expect our future annual income tax rate to average approximately 39.5% to 40.5%, excluding any discrete items.

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

Net Sales

Consolidated net sales increased $207.5 million, or 12.9%, to $1.82 billion in 2011 from $1.61 billion in 2010. Existing market sales increased $146.6 million or 9.3% (8.8% based on the same number of business days), while acquired market sales increased $60.9 million due to a full year’s sales impact from the 2010 acquisitions and the impact from the May 2011 Enercon acquisition. We attribute the existing market sales increase primarily to the following factors:

•	strong growth in the markets affected by the spring of 2011’s hail storms;
•	continued strong growth in non-residential roofing activity in most of the other regions; and
•	industry-wide increases in asphalt shingle and other prices;

partially offset by:

•	volume declines in residential re-roofing activity in a few regions.

In 2011, we acquired six branches, opened three new branches, and closed three branches. In 2011, we estimated the impact of inflation or deflation on our sales and gross profit by looking at changes in our net product costs and invoiced gross margins, and since 2010 we experienced an approximate 4% increase in residential roofing product costs and approximately 4-7% increases in non-residential and complementary product costs. The net impact of these factors increased our overall net product costs by approximately 5%, although we believe average sales prices may have increased at a slightly higher rate as mentioned in the discussion of gross profit below. We had 254 business days in 2011 compared to 253 in 2010. Net sales, excluding acquired branches, increased in every geographical region as follows: Northeast 9.9%; Mid-Atlantic 8.5%; Southeast 1.0%; Southwest 6.0%; Midwest 15.8%; West 18.7%; and Canada 1.3%. These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity.

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

For 2011, our acquired markets recognized sales of $43.9, $39.7 and $3.6 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The 2011 existing market sales of $1,730.3 million plus the sales from acquired markets of $87.2 million agrees (rounded) to our reported total 2011 sales of $1,817.4 million.  For 2010, our acquired markets recognized sales of $11.1, $13.1 and $2.1 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The 2010 existing market sales of $1,583.7 million plus the sales from acquired markets of $26.3 million agrees to our reported total 2011 sales of $1,610.0 million. Sales by product group for 2010 are presented in a manner consistent with the 2011 product classifications. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

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

Interest Expense and Other Financing Costs

Interest expense and other financing costs decreased $4.8 million to $13.4 million in 2011 from $18.2 million in 2010. This decrease was primarily due to lower debt and the expiration of certain interest rate derivatives in April 2010 that carried higher interest rates than the rates on our current derivatives. In addition, we benefited from low interest rates on the portion of our debt no longer hedged.  Interest expense and other financing costs would have been $5.1 and $8.9 million less in 2011 and 2010, respectively, without the impact of our derivatives.

Income Taxes

Income tax expense was $31.2 million in 2011, an effective tax rate of 34.5%, compared to $20.8 million in 2010, which was an effective tax rate of 37.6%. This year’s income tax expense includes the beneficial impact of $5.1 million, $0.11 diluted earnings per share, from the reversal of the net deferred tax liability associated with a change in the tax status of our Canadian operations as discussed below. Without that benefit, our effective tax rate would have been approximately 40.1% in 2011. The 2010 effective rate included benefits totaling $1.4 million from reversals of certain discrete tax reserves and releases of valuation allowances on certain deferred tax assets.

During the fourth quarter of 2011, our request to have our Canadian subsidiary (Beacon Roofing Supply Canada Company or “BRSCC”) treated as a Controlled Foreign Corporation (“CFC”), retroactive to October 1, 2009, was approved by the IRS. BRSCC was previously treated as a “pass-through” or disregarded entity for U.S. federal income tax purposes. Subsequent to October 1, 2009, BRSCC’s taxable income, which reflects all of our Canadian operations, is being taxed only in Canada and would generally be taxed in the U.S. only upon an actual or deemed distribution. We expect to indefinitely reinvest BRSCC’s earnings and therefore no U.S. deferred tax asset or liability for the differences between the book basis and the tax basis of BRSCC will be recorded in the foreseeable future. Unremitted earnings of $25.4 million were considered permanently reinvested at September 30, 2012. A quantification of the associated deferred tax liability on those unremitted earnings of BRSCC has not been made, as the determination of such liability is not practicable.

ASC 740 provides that the effect of an election for a voluntary change in tax status is recognized for accounting purposes on the approval date. Therefore all of the associated adjustments to our income tax accounts for the above approved election were recorded in the fourth quarter of 2011, including the adjustments resulting from a lower Canadian tax rate compared to the U.S. tax rate in 2011 and 2010. Deferred assets and liabilities that were recorded over the time BRSCC was treated as a pass-through entity were derecognized and the resulting impact of $5.1 million was included in income from continuing operations, including the reversal of a deferred tax liability of $3.2 million previously reported as a component of other comprehensive income. The reversal was recorded in current year earnings, as backwards tracing of such amounts to other comprehensive income is prohibited.

Seasonality and quarterly fluctuations

In general, sales and net income are highest during our first, third and fourth fiscal quarters, which represent the peak months of construction and re-roofing, especially in our branches in the northern and mid-western U.S. and in Canada. We have historically incurred low net income levels or net losses during the second quarter when our sales are substantially lower.

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

We generally experience a slowing of our accounts receivable collections during our second quarter, mainly due to the inability of some of our customers to conduct their businesses effectively in inclement weather in certain of our divisions. We continue to attempt to collect those receivables, which require payment under our standard terms. We do not provide material concessions to our customers during this quarter of the year.

Our vendors are also affected by the seasonality in the industry and are more likely to provide seasonal incentives in our second quarter as a result of the lower level of roofing activity. We generally experience our peak working capital needs during the third quarter after we build our inventories following the Winter season but before we begin collecting on most of our Spring receivables.

Certain quarterly financial data

The following table sets forth certain unaudited quarterly data for the fiscal years 2012 and 2011 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends. Totals may not total due to rounding.

	Fiscal year 2012				Fiscal year 2011

	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data)
	(unaudited)
Net sales	$489.9	$395.2	$560.5	$598.1	$404.8	$296.3	$540.7	$575.6
Gross profit	117.3	93.7	140.7	149.6	94.8	65.2	126.7	132.9
Income (loss) from operations	34.3	9.8	51.3	48.3	19.8	(6.8)	43.1	47.6
Net income (loss)	$19.1	$3.1	$25.4	$27.9	$10.1	$(6.2)	$24.1	$31.3

Earnings (loss) per share - basic	$0.41	$0.07	$0.54	$0.59	$0.22	$(0.13)	$0.52	$0.68
Earnings (loss) per share - fully diluted	$0.41	$0.07	$0.53	$0.58	$0.22	$(0.13)	$0.51	$0.67

Quarterly sales as % of year's sales	24.0%	19.3%	27.4%	29.3%	22.3%	16.3%	29.8%	31.7%
Quarterly gross profit as % of year's gross profit	23.4%	18.7%	28.1%	29.8%	22.6%	15.5%	30.2%	31.7%
Quarterly income (loss) from operations as % of year's income from operations	23.9%	6.8%	35.7%	33.6%	19.1%	-6.6%	41.6%	45.9%

Earnings in the first quarter of fiscal 2012 included the beneficial impact of $1.0 million, or $0.02 diluted earnings per share, from the reduction in the liability for Enercon Products’ contingent consideration.

Earnings in the third quarter of fiscal 2012 were impacted by the following charges: $3.7 million ($2.2 million net of tax), or $0.05 diluted earnings per share, for the recognition of the fair value of certain interest rate derivatives in interest expense and other financing costs; $1.2 million ($0.7 million net of tax), or $0.02 diluted earnings per share, resulting from the refinancing; and $1.3 million, or $0.03 diluted earnings per share, from the increase in the liability for Enercon Products’ contingent consideration.

Earnings in the fourth quarter of fiscal 2012 included: a charge of $3.0 million ($1.8 million net of tax) for termination benefits, or $0.04 diluted earnings per share, associated with the July 2012 acquisition of Structural Materials Co. and the retirement of one of our officers; and a benefit of $1.1 million ($0.7 million net of tax), or $0.01 diluted earnings per share, for the recognition of the fair value of certain interest rate derivatives in interest expense and other financing costs.

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

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. In general, we have been able to pass on price increases from our vendors to our customers in a timely manner. Although we experienced fluctuations in average inventory prices that were consistent throughout the industry during 2012 and 2011, inflation and changing prices did not have a material impact on our net operating results in 2012 or 2011.

Liquidity and capital resources

We had cash and cash equivalents of $40.2 million at September 30, 2012 compared to $143.0 million at September 30, 2011. Our net working capital was $334.8 million at September 30, 2012 compared to $410.8 million at September 30, 2011.

2012 compared to 2011

Our net cash provided by operating activities was $85.4 million in 2012 compared to $79.3 million in 2011. The higher cash from operations was due to the increase in net income of $16.3 million and higher non-cash adjustments of $13.3 million, mostly offset by more cash used by working capital changes of $23.6 million, net of the impact of businesses acquired. Changes in working capital in 2012 included decreases in accounts receivable and inventories of $19.8 and $13.3 million, respectively. The positive impact from those changes, however, were more than offset by a decrease in accounts payable and accrued expenses of $44.2 million and a decrease in prepaid expenses and other assets of $22.4 million. The decrease in accounts receivable was due to improved collections from customers in 2012 as compared to 2011. Our days sales outstanding (calculated based on the ending accounts receivable balance and the most recent quarter’s sales) were down slightly due to the improvement in collections from our customers and more residential sales, which generally have shorter payment terms. Inventory turns were relatively flat year over year, as the impact of a higher inventory level was offset by the positive impact of higher sales. The higher level of inventory was primarily due to our acquisitions during 2012.The decrease in accounts payable and accrued expenses was primarily due to a lower level of inventory purchases during the fourth quarter of 2012 compared to 2011. Lastly, the increase in prepaid expenses and other assets was mostly due to an increase in amounts due from vendors for incentives.

Net cash used by investing activities was $157.0 million in 2012 compared to $47.8 million used in 2011. Capital expenditures were $17.4 million in 2012 compared to $14.4 million in 2011. In addition, we spent $141.0 million on acquisitions in 2012 compared to $34.9 million in 2011. We currently expect fiscal year 2013 capital expenditures to total between 1.0% to 1.2% of net sales, mostly dependent upon our sales volume and exclusive of the impact of new branch openings.

Net cash used by financing activities was $31.8 million in 2012 compared to $5.0 million used in 2011. In 2012, there were $91.8 million of loan repayments, net of proceeds of $225.0 million from our new term loan and $4.0 million from new loans under our equipment financing facility. We borrowed $41.3 million under our new revolving lines of credit. We also received $24.1 million of proceeds from exercises of stock options and paid $5.4 million in deferred financing costs in 2012. The financing activities in 2011 primarily reflected repayments under our credit and equipment financing facilities, net of proceeds of $3.2 million from new loans under our equipment financing facility, and proceeds from exercises of stock options.

2011 compared to 2010

Our net cash provided by operating activities was $79.3 million in 2011 compared to $73.9 million in 2010. The higher cash from operations was due to the increase in net income of $24.7 million, mostly offset by cash used by working capital changes, net of the impact of businesses acquired. Changes in working capital provided a favorable increase in accounts payable and accrued expenses of $53.0 million and a favorable decrease in prepaid expenses and other assets of $7.5 million. These were more than offset by unfavorable increases in accounts receivable and inventories of $35.3 and $35.0 million, respectively. The increase in accounts payable and accrued expenses was primarily due to a higher level of inventory purchases later this year and higher accrued income taxes. The increase in accounts receivable was due to stronger fourth quarter sales in 2011 as compared to 2010. Our days sales outstanding (calculated based on the ending accounts receivable balance and the most recent quarter’s sales) were down slightly due to the stronger fourth quarter sales and a lower fourth-quarter mix of non-residential sales this year, which generally have longer payment terms. Inventory turns were relatively flat year over year, as the impact of this year’s larger build-up of inventory was offset by the impact of the higher sales. The higher level of inventory was primarily due to more normal purchasing levels in the fourth quarter of 2011 compared to the prior year, when we curtailed fourth-quarter purchases. We also maintained higher levels of inventories in the branches that serviced storm demand in 2011. In addition, we have seen average overall product costs increase approximately 5% from 2010 to 2011. Lastly, the decrease in prepaid expenses and other assets was mostly due to declines in prepaid income taxes and amounts due from vendors for incentives.

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

Capital Resources

Our principal source of liquidity at September 30, 2012 was our cash and cash equivalents of $40.2 million and our available borrowings of $258.4 million under revolving lines of credit, which takes into account all of the debt covenants under the Credit Facility (see below), including the maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheet at September 30, 2012 and September 30, 2011 were classified as short-term debt. This was because there is no current expectation of a minimum level of outstanding revolver borrowings in the twelve months following 2012 and we paid off the September 30, 2011 borrowings in 2012.

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

We believe we have adequate current liquidity and availability of capital to fund our present operations, meet our commitments on our existing debt and fund anticipated growth, including expansion in existing and targeted market areas. We continually seek potential acquisitions and from time to time hold discussions with acquisition candidates. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a strong base for obtaining additional financing resources at competitive rates and terms, as we have in the past. We may also issue additional shares of common stock to raise funds, which we last did in December 2005, or we may issue preferred stock.

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

As our business is seasonal in certain geographic regions, our customers' businesses are also seasonal. Sales are lowest in the winter months and our past due accounts receivable balance as a percentage of total receivables generally increases during this time. Throughout the year, we closely monitor our receivables and record estimated reserves based upon our judgment of specific customer situations, aging of accounts and our historical write-offs of uncollectible accounts.

Our regional credit offices are staffed to manage and monitor our receivable aging balances and our systems allow us to enforce pre-determined credit approval levels and properly leverage new business. The credit pre-approval process denotes the maximum requested credit amount that each level of management can approve, with the highest credit amount requiring approval by our CEO and CFO. There are daily communications with branch and field staff. Our regional offices conduct periodic reviews with their branch managers, various regional management staff and the VP-Credit. Depending on the state of the respective region’s receivables, these reviews can be weekly, bi-weekly or monthly. Additionally, the regions are required to submit a monthly receivable forecast to the VP-Credit. On a monthly basis, the VP-Credit will review and discuss these forecasts, as well as a prior month recap, with the CEO and CFO.

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

We still pursue collection of amounts written off in certain circumstances and credit the allowance for any subsequent recoveries. In the past, annual bad debts typically averaged approximately 0.3% of net sales. In 2012, bad debts declined to only 0.2% of net sales. In 2011, bad debts increased slightly to 0.4% of net sales, which was still within our tolerance in consideration of the challenging economic and credit climate.

Indebtedness

We currently have the following credit facilities:

•	a senior secured credit facility in the U.S.;

•	a Canadian senior secured credit facility; and

•	an equipment financing facility.

Senior Secured Credit Facility

On April 5, 2012, we replaced the Prior Credit Facility (see below) with a new five-year senior secured credit facility that includes a $550 million U.S. credit facility and a C$15 million ($14.7 million) Canadian credit facility with Wells Fargo Bank, National Association, and a syndicate of other lenders (combined, the “Credit Facility”). We paid off debt of $304.0 million that was outstanding under the Prior Credit Facility with the proceeds from the Credit Facility and from approximately $79 million of cash on hand. The $550 million U.S credit facility consists of a revolving credit facility of $325 million (the “U.S. Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $225 million term loan (the “Term Loan”). The Term Loan has required amortization of 5% per year that is payable in quarterly installments, with the balance due on March 31, 2017. We may increase the Credit Facility by up to $200 million under certain conditions. There was $41.3 and $219.4 million outstanding under the U.S. Revolver and Term Loan, respectively, at September 30, 2012. There were $5.5 million of outstanding standby letters of credit at September 30, 2012.

Interest

Borrowings under the Credit Facility carry interest at a margin above the LIBOR Rate. The margin is currently 1.75% per annum and can range from 1.50% to 2.50% per annum depending upon our Consolidated Total Leverage Ratio, as defined in the Credit Facility. The Credit Facility also provides for a US base rate, defined in the agreement as the higher of the Prime Rate, or the Federal Funds Rate plus 0.50%, plus a margin above that rate. In addition, the Canadian credit facility permits borrowings under a base rate, defined in the agreement as the higher of the Canadian Prime Rate, or the annual rate of interest equal to the sum of the CDOR rate plus 1.0%, plus a margin above that rate. The margin for both base rates is currently 0.75% per annum and can range from 0.50% to 1.50% per annum depending upon our Consolidated Total Leverage Ratio, as defined in the Credit Facility. Current unused commitment fees on the revolving credit facilities are 0.375% per annum. The unused commitment fees can range from 0.35% to 0.50% per annum, again depending upon our Consolidated Total Leverage Ratio.

Our outstanding borrowings under the U.S. Revolver at September 30, 2012 carried an interest rate of LIBOR plus 1.75% (2.0% at September 30, 2012) for $35.0 million and the remainder at the base rate (4.0%). There were no outstanding borrowings under the Canada revolver. The Term Loan balance carried an interest rate of LIBOR plus 1.75% (2.0% at September 30, 2012).

Financial covenants under the Credit Facility are as follows:

Maximum Consolidated Total Leverage Ratio

On the last day of each fiscal quarter, our Consolidated Total Leverage Ratio (the ratio of our outstanding debt to our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation), as more fully defined in the Credit Facility, must not be greater than 3.50:1.0, or 4.00:1.0 under a one-time request by us subsequent to an acquisition that meets the requirements under the Credit Facility. At September 30, 2012, this ratio was 1.55:1.

Minimum Consolidated Interest Coverage Ratio

On the last day of each fiscal quarter, our Consolidated Interest Coverage Ratio (the ratio of our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation to our cash interest expense for the same period), as more fully defined in the Credit Facility, must not be less than 3.00:1.0. At September 30, 2012, this ratio was 15.14:1.

As of September 30, 2012, we were in compliance with these covenants. Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

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

Equipment Financing Facilities

As of September 30, 2012, there was a total of $11.2 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 3.3% to 7.1% and payments due through September 2017.

Subsequent to September 30, 2012, we entered into a new equipment financing facility that provides financing for up to $30 million of purchased transportation and material handling equipment through October 1, 2014. The applicable interest rate at the time of the advances will be approximately 1.26% above the 3-year term swap rate for 5-year loans and 1.21% above the 4-year term swap rate for 7-year loans.

Contractual Obligations

At September 30, 2012, contractual obligations were as follows (in millions):

	Fiscal years
	2013	2014	2015	2016	2017	Thereafter

Senior bank debt and revolver	$52.5	$11.3	$11.3	$11.3	$174.3	$-
Equipment financing	4.4	3.4	1.5	1.1	0.8	-
Operating leases	28.5	26.2	20.5	13.8	6.8	3.7
Interest (1)	7.1	7.7	7.2	6.8	3.3	-
Non-cancelable purchase obligations (2)	-	-	-	-	-	-

Total	$92.5	$48.6	$40.5	$33.0	$185.2	$3.7

(1)	Interest payments reflect all currently scheduled amounts along with projected amounts to be paid under the senior bank debt using a LIBOR Curve to estimate the future interest rates and considering our current interest rate hedges.
(2)	In general, we purchase products under purchase obligations that are cancelable by us without cost or expire after 30 days.

Capital Expenditures

We incurred capital expenditures of $17.4, $14.4 and $10.3 million in 2012, 2011 and 2010, respectively. Typically, over 80% of our capital expenditures have generally been made for transportation and material handling equipment. In 2010, we incurred a lower spend rate (with capital expenditures at 0.6% of sales) as we reduced capital expenditures due to the business slowdown. We currently expect future annual capital expenditures to be approximately 1% of net sales, exclusive of the impact of new branch openings and assuming improved economic and industry conditions.

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

Stock-Based Compensation

We account for employee and non-employee director stock-based compensation using the fair value method of accounting. Compensation cost arising from stock options and restricted stock awards granted to employees and non-employee directors is recognized using the straight-line method over the vesting period, which represents the requisite service or performance period. In calculating the expense related to stock-based compensation, we estimate option forfeitures and project the number of restricted shares and units that are expected to vest based on the related performance measures. In addition, we report the benefits of tax deductions in excess of recognized compensation cost as both a financing cash inflow and an operating cash outflow. The excess tax benefit classified as a financing activity would have been classified as an operating inflow if we did not use the fair value method.

Interest Rate Swaps

We enter into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. For derivative instruments designated as cash flow hedges, we record the effective portions of changes in their fair value, net of taxes, in other comprehensive income. The effectiveness of the hedges is periodically assessed by management during the lives of the hedges by 1) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and 2) through an evaluation of the ability of the counterparties to the hedges to honor their obligations under the hedges. Any ineffective portions of the hedges are recognized in earnings through interest expense and other financing costs.

Our refinancing transaction on April 5, 2012, resulted in hedge ineffectiveness on the derivative instruments that expire in April 2013, as the underlying term debt being hedged was repaid before the expiration of the derivative instruments. This resulted in a charge to interest expense and other financing costs in the third quarter of 2012 for the fair value of the derivative instruments previously recorded as a component of comprehensive loss. Subsequent changes in the fair value of those swaps are also being recognized in interest expense and other financing costs. Our new derivative instrument entered into in 2012 is designated as a cash flow hedge, for which we record the effective portions of changes in its fair value, net of tax, in other comprehensive income.

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

Vendor Rebates

Our typical rebate arrangements with our vendors provide for us to receive a rebate of a specified amount, payable to us after we make a special purchase or after we achieve any of a number of measures generally related to the volume of our purchases over a period of time, usually quarterly or annually. We account for these rebates as a reduction of the prices of the related vendors' products, which reduces the inventory cost until the period in which we sell the product, at which time these rebates reduce cost of sales in our income statement. Throughout the year, we estimate the amount of rebates receivable for the periodic programs based upon the expected level of purchases. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels. Historically, our actual rebates have been within our expectations used for our estimates. If we fail to achieve a measure which is required to obtain a vendor rebate, we will have to record a charge in the period that we determine the criteria or measure for the vendor rebate will not be met to the extent the vendor rebate was estimated and included as a reduction to cost of sales.

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

We generally recognize revenue at the point of sale or upon delivery to the customer's site. For goods shipped by third party carriers, we recognize revenue upon shipment since the terms are FOB shipping point. Approximately 82% of our revenues are for products delivered by us or picked up by our customers at our facilities, which provides for timely and accurate revenue recognition.

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

Income Taxes

We account for income taxes using the liability method, which requires us to recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences between the financial statement and tax reporting bases of assets and liabilities to the extent that they are realizable. Deferred tax expense (benefit) results from the net change in deferred tax assets and liabilities during the year. See the “2011 compared to 2010” income taxes discussion above and Note 12 for a discussion of the impact from a change in the tax status of our Canadian operations in 2011.

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

As discussed below, we adopted guidance in 2011 that permits companies to perform a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test for all or selected reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the company concludes that it is more likely than not that the unit’s fair value is less than its carrying amount.

To the extent we conclude it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the two-step approach is applied. The first step would require a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any.

We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component (i.e. a business for which discrete financial information is available and regularly reviewed by component managers). We currently have five components which we evaluate for aggregation.

We evaluate the distribution methods, sales mix, and operating results of each of our components to determine if these characteristics have or will be sustained over a long-term basis. For purposes of this evaluation, we would expect our components to exhibit similar economic characteristics 3-5 years after events such as an acquisition within our core roofing business or management/business restructuring. This evaluation also considers major storm activity or local economic challenges that may impact the short term operations of an individual component. Components that exhibit similar economic characteristic are subsequently aggregated into a single reporting unit.

Based on our evaluation at August 31, 2012, one of the five components did not exhibit similar economic characteristics and therefore was individually evaluated for goodwill impairment as a separate reporting unit (the “Individual Reporting Unit”). This was primarily due to the fact that this component had an above-average concentration of residential business that provided gross margin and operating income rates well above the Company average. The remaining components were aggregated into a second reporting unit (the “Aggregated Reporting Unit”). The Individual Reporting Unit represents approximately 11% of the consolidated operating income, while the Aggregated Reporting Unit comprises the remaining 89%.

We concluded that the fair values for both the Aggregated and Individual Reporting Unit more likely than not exceeded their respective carrying values at the goodwill measurement date. This position is consistent with the 2012 operating results in which sales and operating income for the Aggregated Reporting Unit exceeded those in the prior year by 16% and 51%, respectively. In addition, sales and operating income for the Individual Reporting Unit exceeded those in the prior year by 4% and 2%, respectively. We further expect both the Aggregated and Individual Reporting units to experience moderate growth in the near future. Our analysis further noted the total market capitalization exceeded the Company’s carrying value by approximately 105% at August 31, 2012. This compares to 62% for that same measure at August 31, 2011. In addition, we did not identify any macroeconomic or industry conditions or cost related factors that would indicate the fair values of the two reporting units were more likely than not to be less than their respective carrying values.

Lastly, there have been no events or circumstances since the date of the above assessments that would change our conclusion. If circumstances change or events occur to indicate it is more likely than not that the fair values of any of our reporting units (under the guidelines discussed above) have fallen below their carrying values, we would test such reporting units for impairment.

Adoption of Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which permits an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We early adopted this Update for our review of our other intangible assets for 2012.

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

In December 2010, the FASB issued Accounting Standards No. 2010-29, an amendment to Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations, which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Our adoption of this Update in 2012 did not have an impact on the financial statements.

In December 2010, the FASB issued Accounting Standards No. 2010-28 an amendment to Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).  The new guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Our adoption of this amendment in 2012 did not have an impact on the financial statements.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, which amends the criteria for allocating a contract's consideration to individual services or products in multiple deliverable arrangements. This guidance was effective for us beginning in 2011 but did not have an impact on the financial statements.

In June 2009, the FASB issued Financial Accounting Statement (FAS) 166 , Accounting for Transfers of Financial Assets, and FAS 167, Amendments to FASB Interpretation No. 46(R) , codified as Accounting Standards Update No. 2009-17 (ASU 2009-17), which changes the way entities account for securitizations and special purpose entities. Both statements were effective for us beginning in 2011 but did not have an impact on the financial statements.

Other Recent Accounting Pronouncements

In October 2012, the FASB issued Accounting Standards No. 2012-04—Technical Corrections and Improvements, which includes certain corrections to the Accounting Standards Codification and amendments that identify when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. This Update contains conforming amendments to the Codification to reflect the measurement and disclosure requirements of Topic 820. The amendments in this Update that will not have transition guidance are effective for us upon issuance. The amendments that are subject to the transition guidance will be effective for fiscal years beginning after December 15, 2012. This new guidance may only affect the way in which we reference and report accounting and reporting standards.

In December 2011, the FASB issued Accounting Standards No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose certain information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments in this Update for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We do not expect the adoption of this Update to have an impact on the financial statements. The FASB has clarified the scope of ASU 2011-11 and proposed to limit the disclosures to derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and lending arrangements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which provides an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. These changes apply to both annual and interim financial statements. The amendments in ASU 2011-05 should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, however Accounting Standards No. 2011-12, issued by the FASB in December 2011, has deferred the effective date of the portions of this Update that relate to the presentation of reclassification adjustments. Early adoption is permitted. We do not currently expect the adoption of ASU 2011-05 to have a significant impact on our financial position and results of operations.

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

At September 30, 2012, we had $219.4 and $41.3 million of outstanding term loans and revolver borrowings, respectively, under our Credit Facility, and $11.2 million of equipment financing outstanding. Our weighted-average effective interest rate was 2.12% on total debt at September 30, 2012 compared to 4.01% on total debt outstanding at September 30, 2011. At September 30, 2012, a hypothetical 10% increase in interest rates in effect at that date would have increased annual interest expense by $0.5 million.

We enter into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The aggregate fair value of these swaps represented an unrealized loss of $8.6 million at September 30, 2012. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at September 30, 2012, would result in an aggregate realized gain or (loss) in value of the swaps of less than $0.1 million or ($0.1) million, respectively, and an aggregate unrealized gain or (loss) in value of the swaps of approximately $0.8 million or ($0.8) million, respectively.

Financial Derivatives

We use derivative financial instruments to manage its exposure related to fluctuating cash flows from changes in interest rates. Use of derivative financial instruments in hedging programs subjects us to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative instrument will change. In a hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivatives represents the possibility that the counterparty will not fulfill the terms of the contract. The notional, or contractual, amount of our derivative financial instruments is used to measure interest to be paid or received and does not represent our exposure due to credit risk. Our current derivative instruments are with large financial counterparties rated highly by nationally recognized credit rating agencies.

  We use interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. As of September 30, 2012, our outstanding interest rate derivative instruments included: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50 million interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%. These interest rate swaps expire in April 2013 and, as discussed further below, were designated as cash flow hedges until our refinancing. In addition, on April 9, 2012, we entered into a new interest rate derivative instrument consisting of a $213.8 million interest rate swap with interest payments at a fixed rate of 1.38%, commencing on June 28, 2013. This new interest rate swap is designated as a cash flow hedge and amortizes at $2.8 million per quarter beginning on June 28, 2013 and expires on March 31, 2017.

For derivative instruments designated as cash flow hedges, we record the effective portions of changes in their fair value, net of taxes, in other comprehensive income. The effectiveness of the hedges is periodically assessed by management during the lives of the hedges by 1) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and 2) through an evaluation of the ability of the counterparties to the hedges to honor their obligations under the hedges. Any ineffective portions of the hedges are recognized in earnings through interest expense and other financing costs. Our refinancing transaction on April 5, 2012 resulted in hedge ineffectiveness on the derivative instruments that expire in April 2013, as the underlying term debt being hedged was repaid before the expiration of the derivative instruments. This resulted in a $4.9 million charge to interest expense and other financing costs in the third quarter of 2012 for the fair value of the derivative instruments previously recorded as a component of comprehensive loss. Subsequent changes in the fair value of those swaps are also being recognized in interest expense and other financing costs and there was a decline of $2.3 million in the fair value of the ineffective swaps in the second half of 2012 that was recognized as a reduction to interest expense and other financing costs.

We record any differences paid or received on its interest rate hedges as adjustments to interest expense. The table below presents the combined fair values of the interest rate derivative instruments:

		Unrealized Losses
	Location on	September 30,	September 30,
Instrument	Balance Sheet	2012	2011	Fair Value Hierarchy
		(Dollars in thousands)

Designated interest rate swaps (effective)	Accrued expenses	$6,005	$7,235
Non-designated interest rate swaps (ineffective)	Accrued expenses	2,621	-
				Level 2
		$8,626	$7,235

The fair values of the interest rate hedges were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (OCI):

(Dollars in thousands)	2012	2011

Amount of Gain (Loss) Recognized in OCI (net of tax)
Designated interest rate swaps	$(3,660)	$(4,408)
Non-designated interest rate swaps (reclassified from accumulated OCI)	2,984	-

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in interest expense and other financing costs:

Amount of Gain (Loss) Recognized in Interest Expense
Non-designated interest rate swaps	$2,311	$-
Non-designated interest rate swaps (reclassified from accumulated OCI)	(4,932)	-

	$(2,621)	$-

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 7% of our revenues in 2012 were derived from sales to customers in Canada. This business is primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect revenues, net income and cash flows. We do not enter into financial instruments to manage this foreign currency exchange risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Beacon Roofing Supply, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Beacon Roofing Supply, Inc.

We have audited the accompanying consolidated balance sheets of Beacon Roofing Supply, Inc. (the Company) as of September 30, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon Roofing Supply, Inc. at September 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Beacon Roofing Supply, Inc.'s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

November 29, 2012

Beacon Roofing Supply, Inc.

Consolidated Balance Sheets

	September 30,	September 30,
(Dollars in thousands, except per share data)	2012	2011

Assets
Current assets:
Cash and cash equivalents	$40,205	$143,027
Accounts receivable, less allowances of $13,464 in 2012 and $13,816 in 2011	291,456	280,322
Inventories	222,740	202,474
Prepaid expenses and other current assets	60,287	37,573
Deferred income taxes	16,087	15,469

Total current assets	630,775	678,865

Property and equipment, net	57,376	47,427
Goodwill	443,161	380,916
Other assets, net	85,670	49,756

Total assets	$1,216,982	$1,156,964

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$167,390	$182,523
Accrued expenses	71,627	69,906
Current portions of long-term obligations	56,932	15,605
Total current liabilities	295,949	268,034

Senior notes payable, net of current portion	208,125	301,544
Deferred income taxes	48,196	38,992
Long-term obligations under equipment financing and other, net of current portion	12,750	9,967

Commitments and contingencies (Notes 9 and 14)

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 47,775,180 issued and 47,667,147 outstanding at September 30, 2012; and 46,262,140 issued and 46,154,107 outstanding at September 30, 2011; and	477	462
Undesignated Preferred Stock; 5,000,000 shares authorized, none issued or outstanding	-	-
Additional paid-in capital	280,184	248,260
Retained earnings	368,675	293,110
Accumulated other comprehensive income (loss)	2,626	(3,405)
Total stockholders' equity	651,962	538,427

Total liabilities and stockholders' equity	$1,216,982	$1,156,964

See accompanying notes.

Beacon Roofing Supply, Inc.

Consolidated Statements of Operations

	Year Ended September 30,

	2012	2011	2010
	(Dollars in thousands, except per share data)

Net sales	$2,043,658	$1,817,423	$1,609,969
Cost of products sold	1,542,254	1,397,798	1,249,869

Gross profit	501,404	419,625	360,100

Operating expenses	357,732	315,883	286,583

Income from operations	143,672	103,742	73,517

Interest expense and other financing costs	17,173	13,364	18,210

Income before provision for income taxes	126,499	90,378	55,307
Provision for income taxes	50,934	31,158	20,781

Net income	$75,565	$59,220	$34,526

Net income per share:
Basic	$1.62	$1.29	$0.76
Diluted	$1.58	$1.27	$0.75

Weighted average shares used in computing net income per share:
Basic	46,718,948	45,919,198	45,480,922
Diluted	47,840,967	46,753,152	46,031,593

See accompanying notes.

Beacon Roofing Supply, Inc.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

	Common Stock		Additional			Other	Total
	Number		Paid-in		Retained	Comprehensive	Stockholders'
(Dollars in thousands, except share data)	of Shares	Amount	Capital		Earnings	Income (Loss)	Equity

Balances at September 30, 2009	45,244,837	452	226,793		199,364	(3,036)	423,573
Issuance of common stock	419,021	5	4,342				4,347
Stock-based compensation			5,001				5,001
Net income					34,526		34,526
Foreign currency translation adjustment						1,731
Tax effect						(911)
Foreign currency translation adjustment, net						820	820

Unrealized gain on financial derivatives						1,264
Tax effect						(687)
Unrealized gain on financial derivatives, net						577	577
Comprehensive income							35,923

Balances at September 30, 2010	45,663,858	457	236,136	#	233,890	(1,639)	468,844
Issuance of common stock	490,249	5	6,051				6,056
Stock-based compensation			6,073				6,073
Net income					59,220		59,220
Foreign currency translation adjustment						(4,162)	(4,162)

Unrealized gain on financial derivatives						3,849
Tax effect						(1,453)
Unrealized gain on financial derivatives, net						2,396	2,396
Comprehensive income							57,454

Balances at September 30, 2011	46,154,107	462	248,260	#	293,110	(3,405)	538,427
Issuance of common stock	1,513,040	15	24,051				24,066
Stock-based compensation			7,873				7,873
Net income					75,565		75,565
Foreign currency translation adjustment						5,283	5,283

Unrealized gain on financial derivatives						1,231
Tax effect						(483)
Unrealized gain on financial derivatives, net						748	748
Comprehensive income							81,596

Balances at September 30, 2012	47,667,147	$477	$280,184		$368,675	$2,626	$651,962

See accompanying notes.

Beacon Roofing Supply, Inc.

Consolidated Statements of Cash Flows

	Year Ended September 30,
(In thousands)
	2012	2011	2010

Operating activities
Net income	$75,565	$59,220	$34,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,353	25,060	27,773
Stock-based compensation	7,873	6,073	5,001
Adjustment of liability for contingent consideration	250	-	-
Certain interest expense and other financing costs	4,359	-	-
Gain on sale of fixed assets	(1,278)	(750)	(587)
Deferred income taxes	7,700	(465)	3,060
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	19,804	(35,314)	(6,486)
Inventories	13,338	(35,016)	40,952
Prepaid expenses and other assets	(22,448)	7,470	8,723
Accounts payable and accrued expenses	(44,155)	53,012	(39,051)
Net cash provided by operating activities	85,361	79,290	73,911

Investing activities
Purchases of property and equipment	(17,404)	(14,433)	(10,268)
Acquisition of businesses	(141,049)	(34,942)	(19,328)
Proceeds from sales of assets	1,418	1,543	748
Net cash used in investing activities	(157,035)	(47,832)	(28,848)

Financing activities
Borrowings (repayments) under revolving lines of credit, net	41,272	(50)	67
Borrowings under senior notes payable	225,000	-	-
Repayments under senior notes payable and other, net	(316,785)	(11,053)	(15,193)
Payment of deferred financing costs	(5,377)	-	-
Proceeds from exercise of options	21,478	5,302	3,561
Income tax benefit from stock-based compensation deductions in excess of the associated compensation cost	2,588	756	786
Net cash used by financing activities	(31,824)	(5,045)	(10,779)

Effect of exchange rate changes on cash	676	(522)	110

Net increase (decrease) in cash and cash equivalents	(102,822)	25,891	34,394
Cash and cash equivalents at beginning of year	143,027	117,136	82,742

Cash and cash equivalents at end of year	$40,205	$143,027	$117,136

Cash paid during the year for:
Interest	$11,636	$13,524	$20,560
Income taxes, net of refunds	$55,813	$23,855	$16,907

See accompanying notes

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements

Year Ended September 30, 2012

(dollars in thousands, except per share data or as otherwise indicated)

1.	The Company

Business

Beacon Roofing Supply, Inc. (the "Company"), which was formed on August 22, 1997, distributes roofing materials and other complementary building materials to customers in 38 states and six provinces in Canada and is incorporated in Delaware. The Company operates its business under regional and local trade names. The Company’s current subsidiaries are Beacon Sales Acquisition, Inc., Beacon Canada, Inc. and Beacon Roofing Supply Canada Company.

Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the consolidated financial statements. Actual amounts could differ from those estimates.

Adoption of Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which permits an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The Company early adopted this Update for the review of other intangible assets for fiscal year 2012 as described under “Amortizable and Other Intangible Assets” in Note 2.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The Company early adopted this Update for goodwill impairment testing for fiscal year 2011 as described under “Goodwill” in Note 2.

In December 2010, the FASB issued Accounting Standards No. 2010-29, an amendment to Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations, which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Company adopted this Update for fiscal year 2012 but it did not have an impact on the financial statements.

In December 2010, the FASB issued Accounting Standards No. 2010-28 an amendment to Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).  The new guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s adoption of this amendment for fiscal year 2012 did not have an impact on the financial statements.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, which amends the criteria for allocating a contract's consideration to individual services or products in multiple deliverable arrangements. This guidance was effective for the Company beginning in fiscal year 2011 but did not have an impact on the financial statements.

In June 2009, the FASB issued Financial Accounting Statement (FAS) 166 , Accounting for Transfers of Financial Assets, and FAS 167, Amendments to FASB Interpretation No. 46(R) , codified as Accounting Standards Update No. 2009-17 (ASU 2009-17), which changes the way entities account for securitizations and special purpose entities. Both statements were effective for the Company beginning in fiscal year 2011 but did not have an impact on the financial statements.

2.	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions have been eliminated. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

Fiscal Year

The fiscal years presented are the years ended September 30, 2012 ("2012"), September 30, 2011 (“2011”), and September 30, 2010 ("2010"). Each of the Company's first three quarters ends on the last day of the calendar month.

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

The Company's arrangements with vendors typically provide for rebates after we make a special purchase and/or monthly, quarterly and/or annual rebates of a specified amount of consideration payable when a number of measures have been achieved, generally related to a specified cumulative level of calendar-year purchases. The Company accounts for such rebates as a reduction of the inventory value until the product is sold, at which time such rebates reduce cost of sales in the consolidated statements of operations. Throughout the year, the Company estimates the amount of the periodic rebates based upon the expected level of purchases. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels. Amounts due from vendors under these arrangements as of September 30, 2012 and September 30, 2011 totaled $37.4 and $31.8 million, respectively, and are included in "Prepaid expenses and other current assets" in the accompanying consolidated balance sheets.

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

Shipping and Handling Costs

The Company classifies shipping and handling costs, consisting of driver wages and vehicle expenses, as operating expenses in the accompanying consolidated statements of operations. Shipping and handling costs were approximately $85,888 in 2012, $75,172 in 2011, and $67,528 in 2010.

Financial Derivatives

The Company enters into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-rate and floating-rate debt. The swap agreements are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The Company's current derivative instruments are designated as cash flow hedges, for which the Company records the effective portions of changes in their fair value, net of tax, in other comprehensive income. The Company recognizes any ineffective portion of the hedges in earnings through interest expense and other financing costs. The Company’s refinancing transaction in April 2012 resulted in hedge ineffectiveness on the derivative instruments that expire in April 2013, as the underlying term debt being hedged was repaid before the expiration of the derivative instruments.

Concentrations of Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company's accounts receivable are primarily from customers in the building industry located in the United States and Canada. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base. The Company performs credit evaluations of its customers; however, the Company's policy is not to require collateral. At September 30, 2012 and 2011, the Company had no significant concentrations of credit risk.

The Company purchases a major portion of its products from a small number of vendors. Approximately two-thirds of the Company's total cost of inventory purchases was from 12 vendors in 2012, 9 vendors in 2011, and 10 vendors in 2010. In addition, more than 10% of the total cost of purchases was made from each of three vendors in 2012, 2011 and 2010.

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

Amortizable and Other Intangible Assets

The Company amortizes its identifiable intangible assets, currently consisting of non-compete agreements, customer relationships and deferred financing costs, because these assets have finite lives. Non-compete agreements are amortized on a straight-line basis over the terms of the associated contractual agreements; customer relationship assets are amortized on an accelerated basis based on the expected cash flows generated by the existing customers; and deferred financing costs are amortized over the lives of the associated financings. Trademarks are not amortized because they have indefinite lives. The Company evaluates its trademarks for impairment on an annual basis based on the fair value of the underlying assets.

As disclosed in Note 1, in 2012 the Company adopted Accounting Standards No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which permits an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.

Based on management’s 2012 year-end review, the Company concluded that there were no indicators of impairment and therefore it was more likely than not that the fair value of the other intangible assets exceeded the net carrying amount and there was no reason to perform the two-step impairment test as of September 30, 2012. For the evaluation of trademarks, the main factor reviewed was the revenue base, which was relied upon in applying the royalty savings method at inception, to be derived from covered product sales made under the trademarks. The Company also reviewed the latest projected revenues. In addition, there have been no specific events or circumstances that management believes have negatively affected the value of the trademarks.

Goodwill

The Company tests goodwill for impairment in the fourth quarter of each fiscal year or at any other time when impairment indicators exist. Examples of such indicators include a significant change in the business climate, unexpected competition, loss of key personnel or a decline in the Company’s market capitalization below the Company’s net book value.

As discussed in Note 1, the Company adopted guidance effective for 2011that permits companies to perform a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test for all or selected reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the company concludes that it is more likely than not that the unit’s fair value is less than its carrying amount.

To the extent the Company concludes it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the two-step approach is applied. The first step would require a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any.

The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component (i.e. a business for which discrete financial information is available and regularly reviewed by component managers). The Company currently has five components which it evaluates for aggregation.

The Company evaluates the distribution methods, sales mix, and operating results of each of its components to determine if these characteristics have or will be sustained over a long-term basis. For purposes of this evaluation, the Company would expect its components to exhibit similar economic characteristics 3-5 years after events such as an acquisition within the Company’s core roofing business or management/business restructuring. This evaluation also considers major storm activity or local economic challenges that may impact the short term operations of an individual component. Components that exhibit similar economic characteristic are subsequently aggregated into a single reporting unit. Based on the Company’s evaluation at August 31, 2012, one of the five components did not exhibit similar economic characteristics and therefore was individually evaluated for goodwill impairment as a separate reporting unit (the “Individual Reporting Unit”). This was primarily due to the fact that this component had an above-average concentration of residential business that provided gross margin and operating income rates well above the Company average. The remaining components were aggregated into a second reporting unit (the “Aggregated Reporting Unit”). The Individual Reporting Unit represented approximately 11% of the 2012 consolidated operating income, while the Aggregated Reporting Unit comprised the remaining 89%.

The Company concluded that the fair values for both the Aggregated and Individual Reporting Unit more likely than not exceeded their respective carrying values at the goodwill measurement date. This position is consistent with the 2012 operating results in which sales and operating income for the Aggregated Reporting Unit exceeded those in the prior year by 16% and 51%, respectively. In addition, sales and operating income for the Individual Reporting Unit exceeded those in the prior year by 4% and 2%, respectively. The Company further expects both the Aggregated and Individual Reporting units to experience moderate growth in the near future. The Company’s analysis further noted the total market capitalization exceeded the Company’s carrying value by approximate 105% at August 31, 2012. This compares to 62% for that same measure at August 31, 2011. In addition, the Company did not identify any macroeconomic or industry conditions or cost related factors that would indicate the fair values of the two reporting units were more likely than not to be less than their respective carrying values.

Lastly, there have been no events or circumstances since the date of the above assessments that would change the Company’s conclusion. If circumstances change or events occur to indicate it is more likely than not that the fair values of any of its reporting units (under the guidelines discussed above) have fallen below their carrying values, the Company would test such reporting units for impairment.

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

The Company recorded stock-based compensation expense of $7.9 million ($4.8 million net of tax) or $0.10 per basic share and per diluted share in 2012, $6.1 million ($3.7 million net of tax) or $0.08 per basic share and per diluted share in 2011, and $5.0 million ($3.0 million net of tax) or $0.07 per basic share and per diluted share in 2010. At September 30, 2012, the Company had $19.0 million of excess tax benefits available for potential deferred tax write-offs related to previously recognized stock-based compensation.

Comprehensive Gain (Loss)

Accumulated other comprehensive gain (loss) consisted of the following:

	September 30,	September 30,
	2012	2011

Foreign currency translation adjustment	$9,535	$4,251
Tax effect	(3,249)	(3,249)
Foreign currency translation adjustment, net	6,286	1,002

Unrealized loss on financial derivatives	(6,004)	(7,235)
Tax effect	2,344	2,827
Unrealized loss on financial derivatives, net	(3,660)	(4,408)

Accumulated other comprehensive gain (loss)	$2,626	$(3,405)

See also Note 12 for discussion of the Company’s CFC election and the impact on the comprehensive loss in 2011.

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

The following table reflects the calculation of weighted average shares outstanding for each period presented:

	Year Ended September 30,

	2012	2011	2010

Weighted-average common shares outstanding for basic	46,718,948	45,919,198	45,480,922
Dilutive effect of stock options	1,122,019	833,954	550,671

Weighted-average shares assuming dilution	47,840,967	46,753,152	46,031,593

Fair Value of Financial Instruments

Financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, borrowings under the Company's revolving lines of credit and long-term debt. Except for the long-term debt, these instruments are short-term in nature, and there is currently no known trading market for the Company’s debt. Therefore, at September 30, 2012 and 2011, the Company believes the carrying amounts of its financial instruments approximated their fair values. Please refer to Note 17 for disclosures of the Company’s financial derivatives that are recorded at fair value. The Company recorded the estimated fair value of contingent consideration as reported in Note 4 based on expected likelihood of such payments under various scenarios. Subsequent changes in fair value were recorded in the Company’s consolidated statements of operations.

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

Foreign Currency Translation

The assets and liabilities of the Company's foreign regions, Beacon Roofing Supply Canada Company ("BRSCC") and Enercon Products (“Enercon”), are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. Net unrealized translation gains or losses associated with the Canadian net assets are recorded directly to a separate component of stockholders' equity, net of the related deferred taxes prior to 2011 (see Note 12). Realized gains and losses from foreign currency transactions were not material for any of the periods presented. The Company has inter-company receivables from both BRSCC and Enercon, for which the short-term portion is marked to market each period with a corresponding entry recorded as a component of the consolidated statement of operations. Since repayment of the long-term portion is not planned or anticipated in the foreseeable future, the long-term balances are marked to market each period with a corresponding entry recorded as a separate component of stockholders' equity.

Recent Accounting Pronouncements

In October 2012, the FASB issued Accounting Standards No. 2012-04—Technical Corrections and Improvements, which includes certain corrections to the Accounting Standards Codification and amendments that identify when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. This Update contains conforming amendments to the Codification to reflect the measurement and disclosure requirements of Topic 820. The amendments in this Update that will not have transition guidance are effective upon issuance. The amendments that are subject to the transition guidance will be effective for fiscal years beginning after December 15, 2012. This new guidance may only affect the way in which the Company references and reports accounting and reporting standards.

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

Goodwill was $443,161and $380,916 at September 30, 2012 and 2011, respectively, of which $300,772 and $235,582 can be amortized for income tax purposes, respectively. The Company's goodwill increased by $62,242 in 2012, due to goodwill associated with acquisitions of $59,943 and a gain from foreign currency translation of $2,299, after increases of $17,752 due to acquisitions and a decline of $1,897 from foreign currency translation in 2011.

Intangibles and other assets, included in other long-term assets, consisted of the following:

	September 30,	September 30,
	2012	2011

Amortizable intangible assets
Non-compete agreements	$8,062	$6,847
Customer relationships	138,473	98,538
Beneficial lease arrangements	610	610
Deferred financing costs	5,886	7,510

	153,031	113,505
Less: accumulated amortization	81,008	76,105

	72,023	37,400
Unamortizable trademarks	9,750	9,750
Other assets	3,897	2,606
Total other assets, net	$85,670	$49,756

Amortization expense related to intangible assets amounted to approximately $9,829, $9,442, and $10,696 in 2012, 2011, and 2010, respectively. The intangible lives range from one to fifteen years and the weighted average remaining life was 12.2 years at September 30, 2012. Estimated future annual amortization for the above intangible assets as of September 30, 2012 is as follows:

Future
Amortization
Year ending September
2013	$12,074
2014	11,971
2015	10,292
2016	8,514
2017	6,601
Thereafter	22,571
Total future amortization	$72,023

4.	Acquisitions

In 2012, the Company acquired twenty-two branches from the five following acquisitions at a total cost of $141.1 million, with resulting goodwill of $59.9 million:

•	In August 2012, the Company purchased certain assets of Contractors Roofing & Supply Co. ("CRS"), a distributor of residential roofing products and related accessories. CRS has one location in the St. Louis suburb of O'Fallon, MO and recent annual sales of approximately $14 million.

•	In July 2012, the Company purchased certain assets of Structural Materials Co. ("Structural"), a distributor of residential and commercial roofing products and related accessories headquartered in Santa Ana, CA. Structural has six locations in Los Angeles and Orange Counties and in the surrounding areas, with recent annual sales of approximately $81 million in 2011. Shortly after the Structural acquisition, the Company terminated two members of Structural’s management, with whom the Company had entered into employment agreements, and established a liability for the resulting termination benefits and related payroll taxes that are being paid over five years. The associated charge of approximately $2 million was recorded in the fourth quarter of 2012 and included in operating expenses.

•	In June 2012, the Company purchased certain assets of Cassady Pierce Company (“Cassady Pierce”), a distributor of residential and commercial roofing products and related accessories headquartered in Pittsburgh, Pa. Cassady Pierce has six locations in the Pittsburgh area and recent annual sales of approximately $52 million.

•	In November 2011, the Company purchased all of the stock of Fowler & Peth, Inc. (“F&P”), a distributor of residential and commercial roofing products and related accessories. F&P has five branches in Colorado, two in Wyoming and one in Nebraska, with recent annual sales of approximately $60 million. The Company and the selling stockholders mutually agreed to file a Section 338 election with the Internal Revenue Service to treat the transaction for tax purposes as an asset purchase.

•	In October 2011, the Company purchased all of the stock of CCP Atlantic Specialty Products, Inc. d/b/a The Roofing Connection, a distributor of mostly residential roofing products and related accessories with one location in Dartmouth, Nova Scotia, a suburb of Halifax.

In connection with the above acquisitions, the Company incurred legal fees of approximately $1 million that were included in operating expenses in 2012. The total aggregate impact of the above acquisitions on the 2012 operating results was not considered material for the reporting of pro forma financial information.

In May 2011, the Company purchased all of the stock of Enercon Products ("Enercon") for $39.8 million, including an earn-out amount of $4.9 million discussed herein. The purchase allocation resulted in goodwill of $17.1 million. Enercon is a roofing distributor with six locations in Western Canada. Headquartered within its branch in Edmonton, Enercon also has branches in Calgary, Regina and Saskatoon and two branches in Vancouver and generated annual sales of approximately $45 million in 2010. The purchase price included an additional payout of up to approximately $5.5 million if certain earn-out targets (based on defined EBITDA) were met for the twelve-month period ended in May 2012. An earn-out payout of $4.9 million, $0.3 million in excess of the September 30, 2011 liability, was made in July 2012. The additional expense was included in operating expenses.

A total of $7.5 million of the acquisition prices for the above acquisitions remained in escrow at September 30, 2012, primarily for purchase price adjustments and post-closing indemnification claims, with $4.9 million included in other current assets and accrued expenses and $2.6 million included in other long-term assets and liabilities.

5.	Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets were as follows:

	September 30,	September 30,
	2012	2011

Vendor rebates	$37,398	$31,811
Refundable income taxes	12,314	-
Other	10,575	5,762

	$60,287	$37,573

6.	Property and Equipment, net

Property and equipment, net, consisted of the following:

	September 30,	September 30,
	2012	2011

Land	$3,317	$3,051
Buildings and leasehold improvements	24,066	20,948
Equipment	132,715	117,566
Furniture and fixtures	12,370	11,567

	172,468	153,132
Less: accumulated depreciation and amortization	115,092	105,705

	$57,376	$47,427

Depreciation and amortization of property and equipment totaled $14,524, $15,618 and $17,077 in 2012, 2011 and 2010, respectively.

7.	Accrued Expenses

The significant components of accrued expenses were as follows:

	September 30,	September 30,
	2012	2011

Uninvoiced inventory receipts	$9,307	$12,635
Employee-related accruals	26,752	21,082
Income taxes payable	-	2,624
Unrealized loss on financial derivatives	8,626	7,235
Other	26,942	26,330

	$71,627	$69,906

8.	Financing Arrangements

Senior Secured Credit Facility

On April 5, 2012, the Company replaced the Prior Credit Facility (see below) with a new five-year senior secured credit facility that includes a $550 million U.S. credit facility and a C$15 million ($14.7 million) Canadian credit facility with Wells Fargo Bank, National Association, and a syndicate of other lenders (combined, the “Credit Facility”). The Company paid off the outstanding debt of $304.0 million under the Prior Credit Facility with the proceeds from the Credit Facility and from approximately $79 million of cash on hand. In the third quarter of 2012, the Company recorded a charge of approximately $1.2 million ($0.7 million net of tax), included in interest expense and other financing costs, associated with this transaction. In addition, this transaction impacted the effectiveness of the Company’s interest rate swaps existing as of the refinancing date as discussed in Note 17.

The $550 million U.S credit facility consists of a revolving credit facility of $325 million (the “U.S. Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $225 million term loan (the “Term Loan”). The Term Loan has required amortization of 5% per year that is payable in quarterly installments, with the balance due in full on March 31, 2017. We may increase the Credit Facility by up to $200 million under certain conditions. There was $41.3 and $219.4 million outstanding under the U.S. Revolver and Term Loan, respectively, at September 30, 2012. There were $5.5 million of outstanding standby letters of credit at September 30, 2012.

Interest

Borrowings under the Credit Facility carry interest at a margin above the LIBOR Rate. The current margin is 1.75% per annum and can range from 1.50% to 2.50% per annum depending upon our Consolidated Total Leverage Ratio, as defined in the Credit Facility. The Credit Facility also provides for a US base rate, defined in the agreement as the higher of the Prime Rate, or the Federal Funds Rate plus 0.50%, plus a margin above that rate. In addition, borrowings are permitted under the Canadian credit facility under a base rate, defined in the agreement as the higher of the Canadian Prime Rate, or the annual rate of interest equal to the sum of the CDOR rate plus 1.0%, plus a margin above that rate. The current margin for both base rates is 0.75% per annum and can range from .50% to 1.50% per annum depending upon our Consolidated Total Leverage Ratio, as defined in the Credit Facility. Current unused commitment fees on the revolving credit facilities are 0.375% per annum. The unused commitment fees can range from 0.35% to 0.50% per annum, again depending upon our Consolidated Total Leverage Ratio.

The outstanding borrowings under the U.S. Revolver at September 30, 2012 carried an interest rate of LIBOR plus 1.75% (2.0% at September 30, 2012) for $35.0 million and the remainder at the base rate (4.0%). There were no outstanding borrowings under the Canadian revolver. The Term Loan balance carried an interest rate of LIBOR plus 1.75% (2.0% at September 30, 2012).

Financial covenants under the Credit Facility are as follows:

Maximum Consolidated Total Leverage Ratio

On the last day of each fiscal quarter, the Company’s Consolidated Total Leverage Ratio (the ratio of our outstanding debt to our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation), as more fully defined in the Credit Facility, must not be greater than 3.50:1.0 or 4.00:1.0 under a one-time request subsequent to an acquisition. At September 30, 2012, this ratio was 1.55:1.

Minimum Consolidated Interest Coverage Ratio

On the last day of each fiscal quarter, the Company’s Consolidated Interest Coverage Ratio (the ratio of our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation to our cash interest expense for the same period), as more fully defined in the Credit Facility, must not be less than 3.00:1.0. At September 30, 2012, this ratio was 15.74:1.

As of September 30, 2012, the Company was in compliance with these covenants. Substantially all of the Company’s assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

Senior Notes Payable

Senior notes payable under the Term Loan consisted of the following:

	September 30,	September 30,
	2012	2011

Senior notes payable to commercial lenders, due in equal quarterly payments of principal of $0.8 million with the remainder due in 2013, plus required prepayment amounts and interest at the base rate, as defined, plus 0.75% or LIBOR plus 2.0% (approximately 2.24% at September 30, 2011) through September 2013	$-	$311,826

Senior notes payable to commercial lenders, due in equal quarterly payments of principal of $2.8 million with the remainder due in 2017, plus interest at the higher of the prime rate or the Federal Funds Rate plus 0.50%, plus a margin rate (4.00% at September 30, 2012) or LIBOR plus 1.75% (1.97% at September 30, 2012)	219,375

Less current portion	11,250	10,282

	$208,125	$301,544

Prior Credit Facility

On November 2, 2006, the Company entered into an amended and restated seven-year $500 million U.S. senior secured credit facility and a C$15 million senior secured Canadian credit facility with GE Antares Capital ("GE Antares") and a syndicate of other lenders (combined, the "Prior Credit Facility"). The Prior Credit Facility provided for a cash receipts lock-box arrangement that gave the Company sole control over the funds in lock-box accounts, unless excess availability was less than $10 million or an event of default occurred, in which case the senior secured lenders would have had the right to take control over such funds and to apply such funds to repayment of the senior debt.

The Prior Credit Facility consisted of a U.S. revolving credit facility providing up to $150 million, which included a sub-facility of $20 million for letters of credit, and a term loan with an initial principal amount of $350 million term loan (the "Prior Term Loan”). The Prior Credit Facility also included a C$15 million senior secured revolving credit facility provided by GE Canada Finance Holding Company. The Prior Term Loan required amortization of 1% per year, payable in quarterly installments of approximately $0.8 million, and the remainder was scheduled to be due in 2013. The Prior Credit Facility could have also been expanded by up to an additional $200 million under certain conditions. There were $4.6 million of outstanding standby letters of credit at both September 30, 2011 and September 30, 2010.

There were mandatory prepayments under the Prior Credit Facility under certain conditions, including the following cash flow condition:

Excess Cash Flow

By May 15 of each fiscal year, the Company was required to pay an amount equal to 50% of the Excess Cash Flow (as defined in the Prior Credit Facility) for the prior fiscal year, not to exceed $7.0 million with respect to any fiscal year. Based on results for fiscal year 2011, a required payment of $7.0 million was due by May 2012 and was paid in January 2012. A payment of $7.0 million was also made in January 2011 for fiscal year 2010. The amount payable under this provision as of September 30, 2011 was classified as short-term debt.

Equipment Financing Facilities

As of September 30, 2012, there was a total of $11.2 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 3.3% to 7.1% and payments due through September 2017.

Subsequent to September 30, 2012, the Company entered into a new two-year equipment financing facility that provides financing for up to $30 million of purchased transportation and material handling equipment through October 1, 2014. The applicable interest rate at the time of the advances will be approximately 1.26% above the 3-year term swap rate for 5-year loans and 1.21% above the 4-year term swap rate for 7-year loans.

Other Information

Annual principal payments for all outstanding borrowings for each of the next five years and thereafter as of September 30, 2012 were as follows:

			Revolving
	Senior Secured	Equipment	Lines of
Fiscal year	Credit Facility	Financing	Credit	Total

2013	$11,250	$4,382	$41,300	$56,932
2014	11,250	3,386	-	14,636
2015	11,250	1,542	-	12,792
2016	11,250	1,062	-	12,312
2017	174,375	860	-	175,235
Thereafter	-	-	-	-
Subtotal	219,375	11,232	41,300	271,907
Less current portion	11,250	4,382	41,300	56,932
Total long-term debt	$208,125	$6,850	$-	$214,975

9.	Leases

The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis. The Company leases two buildings from a limited liability entity that is partly owned by one of the Company’s former directors (Note 13) who retired during 2012.

At September 30, 2012, the minimal rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year were as follows:

Operating
Leases
Year ending September
2013	28,549
2014	26,178
2015	20,542
2016	13,787
2017	6,845
Thereafter	3,717
Total minimum lease payments	$99,618

Rent expense was $28,860 in 2012, $26,049 in 2011 and $25,227 in 2010. Sublet income was immaterial for these years.

10.	Stock Options and Restricted Stock Awards

The Company is currently making stock-based awards under its 2004 Stock Plan, which was adopted on September 21, 2004 and most recently amended and restated on February 8, 2011 (the “Plan”). The Plan allows for the granting of up to 7,800,000 shares of Common Stock in the form of stock options or stock awards to key employees and members of the Board of Directors. The key terms of the grants are determined by the Company's Board of Directors. As of September 30, 2012, there were 2,134,515 shares of common stock available for awards under the Plan.

The 1998 Stock Plan allowed for the granting of options to purchase up to 3,100,000 shares of Common Stock. These options were generally allowed to be exercised beginning 18 months after the date of grant and terminate ten years from the grant date. No further awards will be made under the 1998 Stock Plan.

Stock Options

As of September 30, 2012, there was $6.3 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.0 years. Except under certain conditions, the options are subject to continued employment and vest in one-third increments over a three-year period following the grant dates.

The fair values of the options were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended September 30,
	2012	2011	2010

Dividend yield	-	-	-
Expected life in years	6.5	7.0	7.0
Risk-free interest rate	0.94%	1.51%	2.45%
Expected volatility	47.00%	48.00%	48.00%
Weighted average fair value of options granted	$8.78	$7.82	$7.60

Expected lives of the options granted are based primarily on historical activity, while expected volatilities are based on historical volatilities of the Company’s stock and consideration of comparable public companies’ stock. Estimated forfeiture rates vary by grant and range up to 8.0% as of September 30, 2012.

In the event of a change in control of the Company, all outstanding options are immediately vested.

Information regarding the Company's stock options is summarized below (not in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
				(in Millions)
Outstanding at September 30, 2009	3,417,754	$13.70
Granted	862,114	14.64
Exercised	(419,021)	8.50
Canceled	(87,115)	17.47

Outstanding at September 30, 2010	3,773,732	14.41
Granted	701,249	15.57
Exercised	(490,249)	10.81
Canceled	(89,149)	14.91

Outstanding at September 30, 2011	3,895,583	15.06
Granted	789,332	18.78
Exercised	(1,508,544)	14.24
Canceled	(109,291)	16.65

Outstanding at September 30, 2012	3,067,080	$16.36	6.7	$37.2

Vested or Expected to Vest at September 30, 2012	2,965,126	$16.34	6.6	$36.0

Exercisable at September 30, 2012	1,639,927	$15.73	5.1	$20.9

The aggregate intrinsic values above include only in-the-money options. The intrinsic values of stock options exercised during 2012 and 2011 were $17.1 million and $4.5 million, respectively.

Details regarding options to purchase common stock outstanding as of September 30, 2012 were as follows:

		Weighted-
		Average
	Range of	Remaining
Options	Exercise	Contractual	Options
Outstanding	Prices	Life in Years	Exercisable

16,105	$1.87 - $2.33	1.1	16,105
45,000	8.04	5.1	45,000
127,169	$8.15 - $10.87	5.1	127,169
436,407	$10.87 - $13.59	5.1	436,407
1,076,416	$13.59 - $16.30	7.5	419,038
954,438	$16.30 - $19.02	8.1	196,329
7,500	$19.02 - $21.74	8.1	3,334
373,295	$21.74 - $24.45	3.9	373,295
30,750	$24.45 - $27.17	5.0	23,250

3,067,080			1,639,927

Special CEO Options Grant

The Company granted stock options to its former President and Chief Executive Officer (CEO) in October 2003 under an executive securities agreement. The grant, as amended, included options to purchase 612,366 shares of common stock at the then fair value and was scheduled to vest over two years. These options were not granted under the Company's 1998 Stock Plan or 2004 Stock Plan. Options to purchase 42,366 shares under this grant were exercised in 2010 and 570,000 shares prior to 2010, leaving none outstanding under the special CEO grant at September 30, 2012 or 2011.

Restricted Stock Awards

As of September 30, 2012, there was $2.7 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.9 years.

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

Information regarding the Company's restricted shares and units is summarized below (not in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Grant	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in Years)	(in Millions)
Outstanding at September 30, 2010	-
Granted	135,009	$16.70
Vested	-
Canceled	-

Outstanding at September 30, 2011	135,009	16.70
Granted	148,100	20.26
Vested	(4,496)	20.02
Canceled	-	-

Outstanding at September 30, 2012	278,613	$18.54	2.9	$7.9

Vested or Expected to Vest at September 30, 2012	278,613	$18.54	2.9	$7.9

The Company granted 654,232 additional options and 109,017 restricted stock units under the Plan to management in November 2012.

11.	Benefit Plans

The Company maintains defined contribution plans covering all full-time employees of the Company who have 90 days of service and are at least 21 years old. An eligible employee may elect to make a before-tax contribution of between 1% and 100% of his or her compensation through payroll deductions, not to exceed the annual limit set by law. The Company currently matches the first 50% of participant contributions limited to 6% of a participant's gross compensation (maximum Company match is 3%). Additional amounts associated with profit sharing were contributed in the three years presented and are scheduled to be contributed in fiscal year 2013 for 2012 as well. All Company contributions are subject to the discretion of management and the board of directors. The combined total expense for this plan and a similar plan for Canadian employees was $7,094, $6,165 and $4,172 in 2012, 2011 and 2010, respectively.

The Company also contributes to an external pension fund for certain of its employees who belong to a local union. Annual contributions were $125, $146 and $91 in 2012, 2011, and 2010, respectively.

12.	Income Taxes

The income tax provision consisted of the following:

	Fiscal year
	2012	2011	2010

Current:
Federal	$34,070	$24,919	$13,369
Foreign	860	1,523	1,615
State	8,304	5,181	2,737

	43,234	31,623	17,721
Deferred:
Federal	6,166	(296)	2,153
Foreign	471	-	(17)
State	1,063	(169)	925

	7,700	(465)	3,060

	$50,934	$31,158	$20,781

The following table shows the principal reasons for the differences between the effective income tax rate and the statutory federal income tax rate:

	Fiscal Year
	2012	2011	2010

Federal income taxes at statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	4.84	4.42	3.42
Foreign income taxes	(0.09)	(0.33)	(0.17)
Change in tax status of foreign entity	-	(6.11)	-
Non-deductible meals and entertainment	0.27	0.27	0.41
Tax reserves	-	(0.28)	(1.41)
Other	0.24	1.50	0.34

Total	40.26%	34.47%	37.57%

The components of the Company's deferred taxes were as follows:

	September 30,	September 30,
	2012	2011

Deferred tax liabilities:
Excess tax over book depreciation and amortization	$55,413	$48,288
Other	600	553

	56,013	48,841
Deferred tax assets:
Deferred compensation	8,365	9,848
Allowance for doubtful accounts	5,337	5,306
Accrued vacation & other	3,439	2,223
Unrealized loss on financial derivatives	3,373	2,827
Inventory valuation	3,390	5,113

	23,904	25,318

Net deferred income tax liabilities	$32,109	$23,523

In 2011, the Company’s request to have its Canadian subsidiary (Beacon Roofing Supply Canada Company or “BRSCC”) treated as a Controlled Foreign Corporation (“CFC”), retroactive to October 1, 2009, was approved by the IRS. BRSCC was previously treated as a “pass-through” or disregarded entity for U.S. federal income tax purposes. Subsequent to October 1, 2009, BRSCC’s taxable income, which reflects all of the Company’s Canadian operations, is being taxed only in Canada and would generally be taxed in the U.S. only upon an actual or deemed distribution. The Company expects that BRSCC’s earnings, which includes the earnings of Enercon Products for tax purposes, will be indefinitely reinvested for the foreseeable future and therefore no U.S. deferred tax asset or liability for the differences between the book basis and the tax basis of BRSCC has been recorded at September 30, 2012.  In connection with this change in the indefinite reinvestment assertion, the Company recorded a reversal of a deferred tax liability of $3.2 million in 2011 previously reported as a component of other comprehensive income. The reversal was recorded in that year’s earnings as backwards tracing of such amounts to other comprehensive income is prohibited. Unremitted earnings of $31.0 million were considered permanently reinvested at September 30, 2012. These earnings were previously taxed in the U.S. and remittance would not generate additional US tax.

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

As of September 30, 2012, there were available tax benefits totaling $288 related to foreign tax credit carryforwards, most of which expire in fiscal year 2019. The Company has recorded a valuation allowance to fully reserve for this amount since it is more likely than not that this deferred tax asset will not be realized due to the change discussed above. As of September 30, 2011, there were available tax benefits totaling $466 related to foreign tax credit carryforwards and there was a valuation allowance to fully reserve for that amount.

As of September 30, 2012, there were no uncertain tax positions which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize any interest and penalties related to income tax matters in income tax expense in the consolidated statements of operations. There were no accrued interest and penalty amounts resulting from unrecognized tax benefits at September 30, 2012. A reconciliation of the beginning and ending amounts of the gross unrecognized income tax benefits is as follows:

	2012	2011

Balance, beginning of year	$57	$432
Current year uncertain tax positions	-	-
Expiration of statutes of limitations	(57)	(375)

Balance, end of year	$-	$57

In 2012, 2011, and 2010, the Company had reductions in income taxes payable of $6,698, $1,782 and $1,559, respectively, as a result of stock option exercises.

The Company has operations in 38 U.S. states and six provinces in Canada and is subject to tax audits in each of these jurisdictions and federally in both the United States and Canada. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimate of taxes payable in the accompanying financial statements. Additional taxes are reasonably possible, however the amounts cannot be estimated at this time. The Company is no longer subject to U.S. federal tax examinations for fiscal years prior to 2009. For the majority of states, the Company is also no longer subject to tax examinations for fiscal years before 2009. In Canada, the Company is no longer subject to tax examinations for fiscal years prior to 2007. For the Canadian provinces, the Company is no longer subject to tax examinations for fiscal years before 2009.

13.	Related-Party Transactions

The Company leases two buildings from a limited liability entity that is partly owned by one of the Company’s former directors for an aggregate expense of approximately $0.4 million in 2012, 2011 and 2010. This director retired during 2012. The former director’s interest in the dollar value of these lease arrangements was approximately 32% at September 30, 2011, prior to his retirement.

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

15.	Geographic and Product Data

The Company's geographic and product information was as follows:

	Year Ended September 30,
	2012			2011			2010
			Property			Property			Property
		Income	and		Income	and		Income	and
	Net	before	Equipment,	Net	before	Equipment,	Net	before	Equipment,
	Revenues	taxes	net	Revenues	taxes	net	Revenues	taxes	net

U.S.	$1,873,584	$122,836	$49,782	$1,676,072	$85,171	$40,667	$1,501,748	$50,338	$41,900
Canada	170,074	3,663	7,594	141,351	5,207	6,760	108,221	4,969	5,851

Total	$2,043,658	$126,499	$57,376	$1,817,423	$90,378	$47,427	$1,609,969	$55,307	$47,751

Net revenues from external customers by product group were as follows:

	Year Ended
	September 30,	September 30,	September 30,
	2012	2011	2010

Residential roofing products	$1,023,547	$849,970	$748,007
Non-residential roofing products	757,906	718,145	619,348
Complementary building products	262,205	249,308	242,614

Total	$2,043,658	$1,817,423	$1,609,969

Prior year revenues by product group are presented in a manner consistent with the current year’s product classifications.

16.	Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consisted of the following:

	Balance at
	beginning	Provision		Balance at
Fiscal Year	of year	Additions	Write-offs	end of year

September 30, 2012	$13,816	$4,619	$(4,971)	$13,464
September 30, 2011	$11,817	$7,960	$(5,960)	$13,816
September 30, 2010	$13,442	$4,622	$(6,247)	$11,817

17.	Financial Derivatives

The Company uses derivative financial instruments to manage its exposure related to fluctuating cash flows from changes in interest rates. Use of derivative financial instruments in hedging programs subjects the Company to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative instrument will change. In a hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivatives represents the possibility that the counterparty will not fulfill the terms of the contract. The notional, or contractual, amount of our derivative financial instruments is used to measure interest to be paid or received and does not represent the Company’s exposure due to credit risk. The Company’s current derivative instruments are with large financial counterparties rated highly by nationally recognized credit rating agencies.

As of September 30, 2012, the outstanding interest rate derivative instruments included: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50 million interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%. These interest rate swaps expire in April 2013 and were designated as effective cash flow hedges until the Company’s refinancing discussed below. In addition, in 2012 the Company entered into a new interest rate derivative instrument consisting of a $213.8 million interest rate swap with interest payments at a fixed rate of 1.38%, commencing on June 28, 2013. This new interest rate swap has been designated as an effective cash flow hedge and amortizes at $2.8 million per quarter beginning on June 28, 2013 and expires on March 31, 2017.

For derivative instruments designated as cash flow hedges, the Company records the effective portions of changes in their fair value, net of taxes, in other comprehensive income. The effectiveness of the hedges is periodically assessed by the Company during the lives of the hedges by 1) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and 2) through an evaluation of the ability of the counterparties to the hedges to honor their obligations under the hedges. Any ineffective portions of the hedges are recognized in earnings through interest expense and other financing costs. The Company’s refinancing transaction in 2012 resulted in hedge ineffectiveness on the derivative instruments that expire in April 2013, as the underlying term debt being hedged was repaid before the expiration of the derivative instruments. This resulted in a $4.9 million charge to interest expense and other financing costs in the third quarter of 2012 for the fair value of the derivative instruments previously recorded as a component of comprehensive loss. Subsequent changes in the fair value of those swaps are also being recognized in interest expense and other financing costs. There was a decline of $2.3 million in the fair value of the ineffective swaps in the second half of 2012 that was recognized as a reduction to interest expense and other financing costs.

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense. The table below presents the combined fair values of the interest rate derivative instruments:

		Unrealized Losses
	Location on	September 30,	September 30,
Instrument	Balance Sheet	2012	2011	Fair Value Hierarchy
		(Dollars in thousands)

Designated interest rate swaps (effective)	Accrued expenses	$6,005	$7,235
Non-designated interest rate swaps (ineffective)	Accrued expenses	2,621	-
				Level 2
		$8,626	$7,235

The fair values of the interest rate hedges were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (OCI):

(Dollars in thousands)	2012	2011

Amount of Gain (Loss) Recognized in OCI (net of tax)
Designated interest rate swaps	$(3,660)	$(4,408)
Non-designated interest rate swaps (reclassified from accumulated OCI)	2,984	-

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in interest expense and other financing costs:

Amount of Gain (Loss) Recognized in Interest Expense
Non-designated interest rate swaps	$2,311	$-
Non-designated interest rate swaps (reclassified from accumulated OCI)	(4,932)	-

	$(2,621)	$-

18.	Subsequent Events

On November 1, 2012, the Company announced that it had acquired McClure-Johnston Company (“McClure-Johnston”), a distributor of residential and commercial roofing products and related accessories headquartered in the Pittsburgh suburb of Braddock, Pa. McClure-Johnston has 14 locations with eight in Pennsylvania, three in West Virginia, one in Western Maryland and two in Georgia. Annual sales are approximately $85 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

1.	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were (1) designed to ensure that material information relating to Beacon Roofing Supply, Inc., including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) designed to be effective, and were effective, in that they provide reasonable assurance of achieving their objectives, including that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of September 30, 2012. In making this assessment, we used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of September 30, 2012, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

Our Independent Registered Public Accounting Firm has issued a report on the Company's internal control over financial reporting. This report appears below.

(b)    Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Beacon Roofing Supply, Inc.

We have audited Beacon Roofing Supply, Inc.'s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Beacon Roofing Supply, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Beacon Roofing Supply, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beacon Roofing Supply, Inc. as of September 30, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2012 and our report dated November 29, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts
November 29, 2012

(c)    Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of September 30, 2012 and 2011

•	Consolidated Statements of Operations for the years ended September 30, 2012, 2011 and 2010

•	Consolidated Statements of Stockholders' Equity for the years ended September 30, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

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
Date: November 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ROBERT R. BUCK	Chairman	November 29, 2012
Robert R. Buck

/s/ PAUL M. ISABELLA	President and Chief Executive Officer	November 29, 2012
Paul M. Isabella

/s/ DAVID R. GRACE	Executive Vice President and Chief Financial Officer	November 29, 2012
David R. Grace

/s/ RICK C. WELKER	Vice President and Chief Accounting Officer	November 29, 2012
Rick C. Welker

/s/ H. ARTHUR BELLOWS, JR.	Director	November 29, 2012
H. Arthur Bellows, Jr.

/s/ RICHARD W. FROST	Director	November 29, 2012
Richard W. Frost

/s/ JAMES J. GAFFNEY	Director	November 29, 2012
James J. Gaffney

/s/ PETER M. GOTSCH	Director	November 29, 2012
Peter M. Gotsch

/s/ NEIL S. NOVICH	Director	November 29, 2012
Neil S. Novich

/s/ STUART A. RANDLE	Director	November 29, 2012
Stuart A. Randle

/s/ WILSON B. SEXTON	Director	November 29, 2012
Wilson B. Sexton

INDEX TO EXHIBITS

EXHIBIT

EXHIBIT NUMBER
3.1	Second Amended and Restated Certificate of Incorporation of Beacon Roofing Supply, Inc. (incorporated herein by reference to Exhibit 3.1 to Beacon Roofing Supply, Inc.'s annual report on Form 10-K for the year ended September 25, 2004)

3.2	Amended and Restated By-Laws of Beacon Roofing Supply, Inc. (incorporated by reference to Exhibit 3.2 to Beacon Roofing Supply, Inc.'s annual report on Form 10-K for the year ended September 30, 2007)

4.1	Form of Specimen Common Stock Certificate of Beacon Roofing Supply, Inc. (incorporated herein by reference to Exhibit 4.1 to Beacon Roofing Supply, Inc.'s Registration Statement on S-1 (Registration No. 333-116027))

10.1	Credit Agreement, dated as of April 5, 2012, among Beacon Sales Acquisition, Inc. and Beacon Roofing Supply Canada Corporation, as borrowers, Beacon Roofing Supply, Inc., as one of the Guarantors, the Lenders party thereto, and Wells Fargo Securities, LLC, as Administrative Agent (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed April 5, 2012)

10.2	Severance Agreement and General Release dated July 17, 2012 by and between David R. Grace and Beacon Roofing Supply, Inc. and Beacon Sales Acquisition, Inc.*

10.3	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for all employees, including executive officers who are not directors (incorporated by reference to Exhibit 10.3 to Beacon Roofing Supply, Inc.'s annual report on Form 10-K for the year ended September 30, 2008)*

10.4	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for non-employee directors (incorporated by reference to Exhibit 10.3 to Beacon Roofing Supply, Inc.'s quarterly report on Form 10-Q for the quarter ended March 31, 2006)*

10.6	Executive Securities Agreement dated as of October 20, 2003 by and between Beacon Roofing Supply, Inc., Robert Buck and Code, Hennessy & Simmons III, L.P. (incorporated herein by reference to Exhibit 10.5 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-1 (Registration No. 333-116027))

10.8	1998 Stock Plan (incorporated herein by reference to Exhibit 4.1 to Beacon Roofing Supply, Inc.'s Registration Statement on Form S-8 (Registration No. 333-119747))*

10.9	Beacon Roofing Supply, Inc. Amended and Restated 2004 Stock Plan (incorporated by reference to Appendix A to the Company’s 2012 Proxy Statement for the Annual Meeting held on February 8, 2011)*

10.10	First Amendment dated as of October 31, 2011 to the Beacon Roofing Supply, Inc. 2004 Stock Plan (incorporated by reference to Exhibit 10.10 to Beacon Roofing Supply, Inc.'s annual report on Form 10-K for the fiscal year ended September 30, 2011)*

10.11	Description of CEO Relocation Assistance Arrangement (incorporated herein by reference to Exhibit 10 to Beacon Roofing Supply, Inc.'s quarterly report on Form 10-Q for the quarter ended December 31, 2011)*

10.12	Description of Management Cash Bonus Plan (incorporated herein by reference to Exhibit 10.3 to Beacon Roofing Supply, Inc.'s quarterly report on Form 10-Q for the quarter ended December 31, 2010)*

10.13	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 10, 2011)*

10.14	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 10, 2011)*

10.15	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Restricted Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 16, 2011)*

10.16	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Time-Based Restricted Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 16, 2011)*

21	Subsidiaries of Beacon Roofing Supply, Inc.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

-68-