Form 10-Q
period 2012-12-31
BEACON ROOFING SUPPLY INC
filed 2013-02-08
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

As of February 1, 2013, there were 48,456,978 outstanding shares of the registrant's common stock, $.01 par value per share.

BEACON ROOFING SUPPLY, INC.

Quarterly Report on Form 10-Q

INDEX

Part I.	Financial Information	2
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	2
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Comprehensive Income	4
	Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	13
	Overview	13
	Results of Operations	13
	Seasonality and Quarterly Fluctuations	16
	Liquidity and Capital Resources	17
	Cautionary Statement	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
	Interest Rate Risk	19
	Foreign Exchange Risk	20

Item 4.	Controls and Procedures	20

Part II.	Other Information	21

Item 6.	Exhibits	21

Signature Page		22

Index to Exhibits		23

BEACON ROOFING SUPPLY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	December 31,	December 31,	September 30,
	2012	2011	2012
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$34,025	$155,171	$40,205
Accounts receivable, less allowances of $13,119 at December 31, 2012, $14,698 at December 31, 2011, and $13,465 at September 30, 2012	231,500	221,665	291,456
Inventories	270,363	193,020	222,740
Prepaid expenses and other assets	94,605	57,083	60,287
Deferred income taxes	15,793	14,881	16,087

Total current assets	646,286	641,820	630,775

Property and equipment, net	58,246	48,537	57,376
Goodwill	468,757	400,140	443,161
Other assets, net	113,739	61,008	85,670

Total assets	$1,287,028	$1,151,505	$1,216,982

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$176,322	$149,699	$167,390
Accrued expenses	84,519	73,101	71,627
Borrowings under revolving lines of credit	47,400	-	41,300
Current portion of long-term obligations	15,430	15,201	15,632

Total current liabilities	323,671	238,001	295,949

Senior notes payable, net of current portion	205,313	300,723	208,125
Deferred income taxes	58,037	39,145	48,196
Long-term obligations under equipment financing and other, net of current portion	15,809	8,909	12,750

Commitments and contingencies

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 48,389,230 issued and 48,281,197 outstanding at December 31, 2012, 46,397,165 issued and 46,289,132 outstanding at December 31, 2011, and 47,775,180 issued and 47,667,147 outstanding at September 30, 2012	483	463	477
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	294,507	251,623	280,184
Retained earnings	386,881	312,225	368,675
Accumulated other comprehensive income	2,327	416	2,626

Total stockholders' equity	684,198	564,727	651,962

Total liabilities and stockholders' equity	$1,287,028	$1,151,505	$1,216,982

Note: The balance sheet at September 30, 2012

has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

	Three Months Ended December 31,
	2012	2011
Unaudited
(Dollars in thousands, except per share data)

Net sales	$513,710	$489,850
Cost of products sold	386,956	372,525

Gross profit	126,754	117,325

Operating expenses	94,503	82,985

Income from operations	32,251	34,340

Interest expense and other financing costs	1,910	3,280

Income before income taxes	30,341	31,060

Income tax expense	12,135	11,945

Net income	$18,206	$19,115

Net income per share:
Basic	$0.38	$0.41

Diluted	$0.37	$0.41

Weighted average shares used in computing net income per share:
Basic	47,858,626	46,190,888

Diluted	48,865,099	46,830,178

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended December 31,
(Dollars in thousands)	2012	2011

Net income	$18,206	$19,115

Foreign currency translation adjustment	(215)	2,833

Unrealized gain (loss) on financial derivatives	(140)	1,583
Tax effect	56	(595)
Unrealized gain (loss) on financial derivatives, net of tax	(84)	988

Comprehensive income	$17,907	$22,936

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

	Three Months Ended December 31,
	2012	2011

	Unaudited (in thousands)

Operating activities:
Net income	$18,206	$19,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,057	6,055
Stock-based compensation	2,524	1,747
Adjustment of liability for contingent consideration	-	(1,000)
Certain interest expense and other financing costs	(1,051)	-
Gain on sale of assets	(226)	(209)
Deferred income taxes	(133)	(662)
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	76,209	71,446
Inventories	(34,257)	20,805
Prepaid expenses and other assets	(28,370)	(19,126)
Accounts payable and accrued expenses	7,326	(39,195)
Net cash provided by operating activities	47,285	58,976

Investing activities:
Purchases of property and equipment	(3,092)	(2,434)
Acquisition of businesses	(64,484)	(44,396)
Proceeds from sales of assets	291	223
Net cash used by investing activities	(67,285)	(46,607)

Financing activities:
Borrowings (repayments) under revolving lines of credit, net	6,100	(13)
Repayments under senior notes payable and other, net	(3,807)	(2,315)
Proceeds from exercises of options	9,915	1,534
Income tax benefit from stock-based compensation deductions in excess of the associated compensation costs	1,755	82
Net cash provided (used) by financing activities	13,963	(712)

Effect of exchange rate changes on cash	(143)	487

Net increase (decrease) in cash and cash equivalents	(6,180)	12,144
Cash and cash equivalents at beginning of year	40,205	143,027

Cash and cash equivalents at end of period	$34,025	$155,171

Cash paid during the year for:
Interest	$2,944	$3,145
Income taxes, net of refunds	1,157	4,829

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Beacon Roofing Supply, Inc. (the "Company") prepared the consolidated financial statements following the accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. The balance sheet as of December 31, 2011 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition. Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (first quarter) are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2013 (fiscal year 2013 or “2013”).

The three-month period ended December 31, 2012 had 62 business days, while the three-month period ended December 31, 2011 had 60 days.

You should also read the financial statements and notes included in the Company's fiscal year 2012 (“2012”) Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in that Annual Report.

Adoption of Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“2011-05”), which provides an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. These changes apply to both annual and interim financial statements. The amendments in 2011-05 should be applied retrospectively. For public entities, the amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, although Accounting Standards No. 2011-12, issued by the FASB in December 2011, deferred the effective date of the portions of 2011-05 that relate to the presentation of reclassification adjustments. The Company adopted 2011-05 in 2013 and the financial statements now include a separate statement of other comprehensive income following the statement of operations.

In July 2012, the FASB issued Accounting Standards No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“2012-02”), which permits an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company early adopted 2012-02 (as permitted) in 2012, which did not result in a material impact on the financial statements.

In May 2011, the FASB issued Accounting Standards No. 2011-04, Fair Value Measurement (Topic 820):Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“2011-04”), which changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. 2011-04 was effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The Company adopted 2011-04 in 2013 but it did not have a significant impact on the financial statement disclosures.

2. Income per Share

The Company calculates basic income per share by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share includes the dilutive effects of outstanding stock awards.

The following table reflects the calculation of weighted-average shares outstanding for each period presented:

	Three Months Ended December 31,
	2012	2011

Weighted-average common shares outstanding for basic	47,858,626	46,190,888
Dilutive effect of stock options and restricted stock awards	1,006,473	639,290

Weighted-average shares assuming dilution	48,865,099	46,830,178

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

The Company recorded stock-based compensation expense of $2.5 million ($1.4 million net of tax) in the three months ended December 31, 2012 and $1.7 million ($1.1 million net of tax) in the three months ended December 31, 2011. At December 31, 2012, the Company had $20.7 million of excess tax benefits available for potential deferred tax write-offs related to previously recognized stock-based compensation.

The amended and restated Beacon Roofing Supply, Inc. 2004 Stock Plan (the “Plan”) provides for grants of stock options and restricted stock awards of up to 7,800,000 shares of common stock to key employees and directors. As of December 31, 2012, there were 1,381,709 shares of common stock available for awards under the Plan.

Stock options

As of December 31, 2012, there was $12.7 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.5 years. Except under certain conditions, the options are subject to continued employment and vest in one-third increments over a three-year period following the grant dates.

The fair values of the options were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended December 31,
	2012	2011

Risk-free interest rate	0.63%	0.94%
Expected life in years	6.0	6.5
Expected volatility	46.00%	47.00%
Dividend yield	0.00%	0.00%

Expected lives of the options granted are based primarily on historical activity, while expected volatilities are based on historical volatilities of the Company’s stock and consideration of comparable public companies’ stock. Estimated forfeiture rates vary by grant and range up to 8.0% as of December 31, 2012.

The following table summarizes stock options outstanding as of December 31, 2012, as well as activity during the three months then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in Years)	(in Millions)
Outstanding at September 30, 2012	3,067,080	16.36
Granted	654,086	30.15
Exercised	(616,763)	16.08
Forfeited	(9,964)	18.04

Outstanding at December 31, 2012	3,094,439	$19.33	7.3	$43.2

Vested or Expected to Vest at December 31, 2012	2,991,359	$19.16	7.2	$42.2

Exercisable at December 31, 2012	1,718,095	$15.83	5.8	$30.0

The aggregate intrinsic values above include only in-the-money options. The weighted-average grant date fair values of stock options granted during the three months ended December 31, 2012 and December 31, 2011 were $13.20 and $8.75, respectively. The aggregate intrinsic values of stock options exercised were $9.7 million and $1.1 million during the three months ended December 31, 2012 and December 31, 2011, respectively.

Restricted stock awards

As of December 31, 2012, there was $5.1 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.6 years.

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

The following table summarizes restricted shares and units outstanding as of December 31, 2012:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Grant	Contractual	Intrinsic
	Shares/Units	Price	Life	Value
			(in Years)	(in Millions)
Outstanding at September 30, 2012	278,613	$18.54
Granted	109,017	$30.15
Lapse of restrictions	-
Canceled	-

Outstanding at December 31, 2012	387,630	$21.80	2.6	$12.9

Vested or Expected to Vest at December 31, 2012	387,630	$21.80	2.6	$12.9

Exercisable at December 31, 2012	22,480		-	-

4. Acquisitions

On December 28, 2012, the Company purchased certain assets of Ford Wholesale Co. of San Jose ("Ford Wholesale") and Construction Materials Supply ("CMS"), distributors of residential and commercial roofing products with a combined five locations in Northern California and recent annual sales of approximately $60 million. On November 1, 2012, the Company purchased the stock of McClure-Johnston Company (“McClure-Johnston”), a distributor of residential and commercial roofing products and related accessories headquartered in the Pittsburgh suburb of Braddock, PA. McClure-Johnston has 14 locations with eight in Pennsylvania, three in West Virginia, one in Western Maryland and two in Georgia. Recent annual sales were approximately $85 million. The aggregate purchase price of these three acquisitions totaled approximately $64.5 million, with resulting goodwill of approximately $26.3 million. The purchase price allocations have not yet been completed.

In 2012, the Company acquired twenty-two branches from the five following acquisitions at a total cost of $141.1 million, with resulting goodwill of $59.9 million:

•	In August 2012, the Company purchased certain assets of Contractors Roofing & Supply Co. ("CRS"), a distributor of residential roofing products and related accessories. CRS has one location in the St. Louis suburb of O'Fallon, MO and recent annual sales of approximately $14 million.

•	In July 2012, the Company purchased certain assets of Structural Materials Co. ("Structural"), a distributor of residential and commercial roofing products and related accessories headquartered in Santa Ana, CA. Structural has six locations in Los Angeles and Orange Counties and in the surrounding areas, with recent annual sales of approximately $81 million in 2011. Shortly after the Structural acquisition, the Company terminated two members of Structural’s management, with whom the Company had entered into employment agreements, and established a liability for the resulting termination benefits and related payroll taxes that are being paid over five years. The associated charge of approximately $2 million was recorded in the fourth quarter of 2012 and included in operating expenses.

•	In June 2012, the Company purchased certain assets of Cassady Pierce Company (“Cassady Pierce”), a distributor of residential and commercial roofing products and related accessories headquartered in Pittsburgh, PA. Cassady Pierce has six locations in the Pittsburgh area and recent annual sales of approximately $52 million.

•	In November 2011, the Company purchased all of the stock of Fowler & Peth, Inc. (“F&P”), a distributor of residential and commercial roofing products and related accessories. F&P had six branches in Colorado, two in Wyoming and one in Nebraska, with recent annual sales of approximately $60 million. The Company and the selling stockholders mutually agreed to file a Section 338 election with the Internal Revenue Service to treat the transaction for tax purposes as an asset purchase.

•	In October 2011, the Company purchased all of the stock of CCP Atlantic Specialty Products, Inc. d/b/a The Roofing Connection, a distributor of mostly residential roofing products and related accessories with one location in Dartmouth, Nova Scotia, a suburb of Halifax.

In May 2011, the Company purchased all of the stock of Enercon Products ("Enercon"), including an earn-out amount discussed herein. Enercon is a roofing distributor with six locations in Western Canada. The purchase price included an additional payout of up to approximately $5.5 million if certain earn-out targets (based on defined EBITDA) were met for the twelve-month period ended in May 2012. An earn-out payout of $4.9 million was made in July 2012. Prior to that, a reduction in the liability of $1.0 million was recorded in the first quarter of 2012 and recognized as a reduction of operating expenses.

A total of $10.7 million of the acquisition prices for the above acquisitions remained in escrow at December 31, 2012, primarily for purchase price adjustments and post-closing indemnification claims, with $4.2 million included in other current assets and accrued expenses and $6.5 million included in other long-term assets and liabilities.

5. Financing Arrangements

The Company currently has the following credit facilities:

•	a senior secured credit facility in the U.S.;

•	a senior secured credit facility in Canada; and

•	an equipment financing facility.

Senior Secured Credit Facility

On April 5, 2012, the Company entered into a five-year senior secured credit facility that includes a $550 million U.S. credit facility and a C$15 million ($15.1 million) Canadian credit facility with Wells Fargo Bank, National Association, and a syndicate of other lenders (combined, the “Credit Facility”). The $550 million U.S credit facility consists of a revolving credit facility of $325 million (the “U.S. Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $225 million term loan (the “Term Loan”). Substantially all of the Company's assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility. The term loan has required amortization of 5% per year that is payable in quarterly installments, with the balance due on March 31, 2017. The Company may increase the Credit Facility by up to $200 million under certain conditions. There was $47.4 and $216.6 million outstanding under the U.S. Revolver and Term Loan, respectively, at December 31, 2012.

Borrowings under the Credit Facility carry interest at a margin above the LIBOR (London Interbank Offered Rate). The margin is 1.75% per annum and can range from 1.50% to 2.50% per annum depending upon the Company’s Consolidated Total Leverage Ratio, as defined in the Credit Facility. The Credit Facility also provides for a U.S. base rate, defined in the agreement as the higher of the Prime Rate, or the Federal Funds Rate plus 0.50%, plus a margin above that rate. The current unused commitment fees on the revolving credit facilities are 0.375% per annum. The unused commitment fees can range from 0.35% to 0.50% per annum, depending upon the Company's Consolidated Total Leverage Ratio.

Equipment Financing Facilities

As of December 31, 2012, there was a total of $9.9 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 3.3% to 6.7% and payments due through September 2017. No further amounts can be drawn on the prior facilities. The Company’s current facility provides financing for up to $30 million of purchased transportation and material handling equipment through October 1, 2014 at an interest rate approximately 1.26% above the 3-year term swap rate for 5-year loans and 1.21% above the 4-year swap rate for 7-year loans. No amounts were outstanding under the current facility at December 31, 2012.

6. Financial Instruments

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

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. As of December 31, 2012, the following interest rate derivative instruments were outstanding: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50 million interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%. These interest rate swaps expire in April 2013 and were designated as effective cash flow hedges until the Company’s refinancing in April 2012 discussed below. On April 9, 2012, the Company entered into a new interest rate derivative instrument consisting of a $213.8 million interest rate swap with interest payments at a fixed rate of 1.38%, commencing on June 28, 2013. This new interest rate swap was designated as a cash flow hedge and amortizes at $2.8 million per quarter beginning on June 28, 2013 and expires on June 30, 2017.

For derivative instruments designated as cash flow hedges, the Company records the effective portions of changes in their fair value, net of taxes, in other comprehensive income. The effectiveness of the hedges is periodically assessed by the Company during the lives of the hedges by 1) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and 2) through an evaluation of the ability of the counterparties to the hedges to honor their obligations under the hedges. Any ineffective portions of the hedges are recognized in earnings through interest expense and other financing costs. The Company’s refinancing transaction on April 5, 2012, resulted in hedge ineffectiveness on the derivative instruments that expire in April 2013, as the underlying term debt being hedged was repaid before the expiration of the derivative instruments. Subsequent changes in the fair value of those swaps are being recognized in interest expense and other financing costs. In the first quarter of 2013, there was a decline of $1.3 million in the fair value of the ineffective swaps that was recognized as a reduction to interest expense and other financing costs.

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense. The table below presents the combined fair values of the interest rate derivative instruments:

		Unrealized Losses
	Location on	December 31,	December 31,	September 30,	Fair Value
Instrument	Balance Sheet	2012	2011	2012	Hierarchy
		(Dollars in thousands)

Designated interest rate swaps (effective)	Accrued expenses	$6,144	$5,653	$6,005	Level 2
Non-designated interest rate swaps (ineffective)	Accrued expenses	1,305	-	2,621	Level 2

		$7,449	$5,653	$8,626

The fair values of the interest rate hedges were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

The table below presents the amounts of gain on the interest rate derivative instruments recognized in other comprehensive income (OCI):

	Three Months Ended December 31,
(Dollars in thousands)	2012	2011

Amount of Gain (Loss) Recognized in OCI (net of tax)
Designated interest rate swaps	$(84)	$988

The table below presents the gain on the interest rate derivative instruments recognized in interest expense and other financing costs:

	Three Months Ended December 31,
(Dollars in thousands)	2012	2011

Amount of Gain Recognized in Interest Expense
Non-designated interest rate swaps	$1,317	$-

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents also include unsettled credit card transactions. Cash equivalents have been comprised of money market funds, which invest primarily in commercial paper or bonds with a rating of A-1 or better, and bank certificates of deposit. The carrying values of the cash equivalents for the periods presented equaled the fair values, which were determined under Level 1 of the Fair Value Hierarchy.

7. Foreign Net Revenue

Foreign (Canadian) net revenue totaled $45.4 and $40.4 million in the three months ended December 31, 2012 and 2011, respectively.

8. Recent Accounting Pronouncements

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2012 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2013” refer to the three months (first quarter) ended December 31, 2012 of our fiscal year ending September 30, 2013, and all references to “2012” refer to the three months (first quarter) ended December 31, 2011 of our fiscal year ended September 30, 2012. Certain tabular information may not foot due to rounding and certain reclassifications are made to prior year sales by product line to conform to the current year presentation.

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

We currently distribute up to 11,000 SKUs through 228 branches in the United States and Canada. We had 2,866 employees as of December 31, 2012, including our sales and marketing team of 1,184 employees (which includes branch management).

In fiscal year 2012, approximately 93% of our net sales were in the United States. We stock one of the most extensive assortments of high-quality branded products in the industry, enabling us to deliver products to our customers on a timely basis.

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

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. Our main acquisition strategy is to target market leaders in geographic areas that we do not service or that complement our existing operations in an area. Our November 2012 acquisition of McClure-Johnston is an example of an acquisition that complements our existing markets. McClure-Johnston is a distributor of residential and commercial roofing products and related accessories, headquartered in the Pittsburgh area, and has 14 branches, including eight in Pennsylvania, three in West Virginia, one in Western Maryland and two in Georgia. Our December 2012 acquisition of Ford Wholesale Co., a distributor of residential and commercial roofing and related accessories with three locations in Northern California, is an example of an entry into a new geographic market with no branch overlap with our existing operations.

Results of Operations

The following table presents, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods presented. Percentages may not foot due to rounding.

	Three Months Ended December 31,
	2012	2011

Net sales	100.0%	100.0%
Cost of products sold	75.3	76.0

Gross profit	24.7	24.0

Operating expenses	18.4	16.9

Income from operations	6.3	7.0
Interest expense	(0.4)	(0.7)

Income before income taxes	5.9	6.3
Income tax expense	(2.4)	(2.4)

Net income	3.5%	3.9%

In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth, we include growth from existing and newly opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. When we refer to regions, we are referring to our geographic regions. At December 31, 2012, we had a total of 228 branches in operation, including 5 acquired at the end of the quarter. Our existing market calculations includes 185 branches and excludes 43 branches because they were acquired after the start of last year’s first quarter. Acquired markets for 2013 include The Roofing Connection, Fowler & Peth, Cassady Pierce, Structural Materials, CRS, McClure-Johnston, Ford Wholesale and Construction Materials Supply (See Note 4 to the Condensed Consolidated Financial Statements). When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

Three Months Ended December 31, 2012 ("2013") Compared to the Three Months Ended December 31, 2011 ("2012")

Existing and Acquired Markets

	Existing Markets		Acquired Markets		Consolidated
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012	2011
		(dollars in thousands)

Net Sales	$460,357	$482,475	$53,353	$7,375	$513,710	$489,850

Gross Profit	111,593	115,565	15,161	1,760	126,754	117,325
Gross Margin	24.2%	24.0%	28.4%	23.9%	24.7%	24.0%

Operating Expenses	79,786	80,046	14,719	2,939	94,505	82,985
Operating Expenses as a % of Net Sales	17.3%	16.6%	27.6%	39.9%	18.4%	16.9%

Operating Income (Loss)	$31,807	$35,519	$442	$(1,179)	$32,249	$34,340
Operating Margin	6.9%	7.4%	0.8%	-16.0%	6.3%	7.0%

Net Sales

Consolidated net sales increased $23.9 million, or 4.9%, to $513.7 million in 2013 from $489.9 million in 2012. Existing market sales decreased $22.1 million or 4.6% (7.7% based on the same number of business days), while acquired market sales increased $46.0 million to $53.4 million. There were 62 business days in 2013 and 60 in 2012. We believe our 2013 existing market sales were influenced primarily by the following factors:

•	lower commercial roofing activity;
•	lower residential roofing average selling prices; and
•	less storm business, which reduced residential roofing activity;

partially offset by:

•	higher complementary product average selling prices.

We believe some of the comparisons to last year above were also influenced by the colder December weather this year in most of our markets. We opened one new branch, acquired 19 branches and closed one in this year’s first quarter and acquired 9 branches and closed two in last year’s first quarter. In 2013, we have estimated the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices declined slightly in 2013 compared to 2012, with prices of non-residential products generally flat. Residential roofing product prices were down 3%, while complementary product prices were up 3-4%. The higher gross margins in 2013 below are an indicator that the deflation in our net product costs was greater than the impact from the decrease in our average selling prices. Existing market net sales by geographical region increased (decreased) as follows: Northeast (16.2%); Mid-Atlantic (10.3%); Southeast 5.0%; Southwest 18.2%; Midwest (14.9%); West (12.1%); and Canada 12.9%. These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

For the Three Months Ended

	December 31,		December 31,
	2012		2011
	Sales	Mix	Sales	Mix	Change
	(dollars in thousands)

Residential roofing products	$215,531	46.8%	$227,737	47.2%	$(12,206)	-5.4%
Non-residential roofing products	181,060	39.3%	192,750	40.0%	(11,690)	-6.1
Complementary building products	63,766	13.9%	61,988	12.8%	1,778	2.9

Total existing market sales	$460,357	100.0%	$482,475	100.0%	$(22,118)	-4.6%

For 2013, our acquired markets recognized sales of $26.8, $15.4 and $11.2 million in residential roofing products, non-residential roofing products and complementary building products, respectively, compared to $5.2, $1.2, and $1.0 million in residential roofing products, non-residential roofing products and complementary building products, respectively, in 2012. The 2013 existing market sales of $460.4 million plus the sales from acquired markets of $53.4 million agrees (rounded) to our reported total 2013 sales of $513.7 million. The 2012 existing market sales of $482.5 million plus the sales from acquired markets of $7.4 million agrees (rounded) to our reported total 2012 sales of $489.9 million. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Three Months Ended

	December 31,	December 31,
	2012	2011	Change
	(dollars in millions)

Gross profit	$126.8	$117.3	$9.5		8.1%
Existing markets	111.6	115.6	(4.0)		-3.4%

Gross margin	24.7%	24.0%		0.7%
Existing markets	24.2%	24.0%		0.3%

Our existing market gross profit decreased $4.0 million or 3.4% in 2013, while our acquired market gross profit increased by $13.4 million to $15.2 million. Our overall and existing market gross margins increased in 2013 to 24.7% and 24.2%, respectively, from 24.0% in 2012. The higher gross margins in 2013 were due primarily to improved gross margins in our residential roofing product sales and, in the total sales, an increase in our mix of those residential product sales, which generally have higher gross margins than our other products. Gross margins in non-residential roofing product sales were flat to last year and slightly lower in our complementary product sales.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expenses) compared to our warehouse sales, represented 15.1% and 16.9% of our net sales in 2013 and 2012, respectively. This decrease in the percentage of direct sales was primarily attributable to the lower mix of non-residential roofing product sales, which are more commonly facilitated by direct shipment. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

For the Three Months Ended

	December 31,	December 31,
	2012	2011	Change
	(dollars in millions)

Operating expenses	$94.5	$83.0	$11.5		13.9%
Existing markets	79.8	80.0	(0.2)		-0.3%

Operating expenses as a % of sales	18.4%	16.9%		1.5%
Existing markets	17.3%	16.6%		0.7%

Operating expenses in our existing market decreased by $0.2 million or 0.3% in 2013 to $79.8 million as compared to $80.0 million in 2012, while our acquired market expenses increased by $11.8 million to $14.7 million. The following factors were the leading causes of the slightly lower operating expenses in our existing markets:

•	decreased bad debt expense of $1.6 million due primarily to a lower percentage of past-due accounts;
•	lower employee benefit costs of $0.7 million due primarily to a lower profit-sharing accrual; and
•	lower general and administrative expenses of $0.7 million, including a decrease in professional fees;

partially offset by

•	increased payroll and related costs of $1.6 million due primarily to higher sales and delivery wages at certain branches affected by storms in our Southwest region, higher accrued bonuses in our Southeast region (which also had certain management vacancies last year), and an increase in the complementary sales mix and a decline in the direct sales mix; and
•	a $1.0 million benefit recognized last year associated with Enercon’s contingent consideration liability (Note 5).

In 2013, we expensed a total of $3.1 million for the amortization of intangible assets recorded under purchase accounting compared to $2.1 million in 2012. That increase was due to the impact of the more recent acquisitions that are included in our acquired markets. Our overall 2013 operating expenses were also affected by an increase of $0.8 million in stock-based compensation, which is mostly a function of the rise in our stock price. Our existing market operating expenses as a percentage of the related net sales in 2013 was 17.3% compared to 16.6% due to the decline in existing market sales.

Interest Expense and Other Financing Costs

Interest expense and other financing costs was $1.9 million in 2013 compared to $3.3 million in 2012. This year’s interest expense includes a credit of $1.3 million for the recognition of the fair value of certain interest rate derivatives (Note 6) and expense of $0.3 million resulting from the amortization of deferred financing costs. In addition, the 2013 interest expense benefitted from lower outstanding total debt and lower interest rates provided by our new credit facility. Interest expense in 2012 would have been $1.2 million lower without the impact of our interest rate derivatives.

Income Taxes

Income tax expense was $12.1 million in 2013, an effective tax rate of 40.0%, compared to $11.9 million in 2012, an effective rate of 38.5%. The higher quarterly effective rate was due primarily to a discrete credit in last year’s provision, a slightly higher effective state tax rate, and slightly less of a beneficial impact in this year’s first quarter from the low Canadian tax rate. We currently expect our annual tax rate to be approximately 40%.

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

Certain Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for fiscal year 2013 (ending September 30, 2013) and fiscal year 2012 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends. Totals may not total due to rounding.

	Fiscal year 2013	Fiscal year 2012

	Qtr 1	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data)
	(unaudited)
Net sales	$513.7	$489.9	$395.2	$560.5	$598.1
Gross profit	126.8	117.3	93.7	140.7	149.6
Income from operations	32.3	34.3	9.8	51.3	48.3
Net income	$18.2	$19.1	$3.1	$25.4	$27.9

Earnings per share - basic	$0.38	$0.41	$0.07	$0.54	$0.59
Earnings per share - fully diluted	$0.37	$0.41	$0.07	$0.53	$0.58

Quarterly sales as % of year's sales		24.0%	19.3%	27.4%	29.3%
Quarterly gross profit as % of year's gross profit		23.4%	18.7%	28.1%	29.8%
Quarterly income from operations as % of
year's income from operations		23.9%	6.8%	35.7%	33.6%

Earnings in the first quarter of fiscal 2013 included a benefit of $1.3 million ($0.8 million net of tax), or $0.02 diluted earnings per share, for the recognition of the fair value of certain interest rate derivatives in interest expense and other financing costs and a charge of $0.9 million ($0.5 million net of tax) for termination benefits, or $0.01 diluted earnings per share, associated with the retirement of our CFO.

Earnings in the first quarter of fiscal 2012 included the beneficial impact of $1.0 million, or $0.02 diluted earnings per share, from the reduction in the liability for Enercon’s contingent consideration.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $34.0 million at December 31, 2012 compared to $155.2 million at December 31, 2011 and $40.2 million at September 30, 2012. Our net working capital was $322.6 million at December 31, 2012 compared to $403.8 million at December 31, 2011 and $334.8 million at September 30, 2012.

2013 Compared to 2012

Our net cash provided by operating activities was $47.3 million in 2013 compared to $59.0 million provided in 2012. This decline in cash from operations was primarily due to a smaller benefit from working capital changes in 2013 compared to 2012. The 2013 changes in working capital consisted of the positive impacts from a decrease in accounts receivable of $76.2 million and a $7.3 million increase in accounts payable and accrued expenses, mostly offset by the negative impacts from an increase in inventories of $34.3 million and a $28.1 million increase in prepaid expenses and other assets. Our accounts receivable days sales outstanding (calculated based on the ending accounts receivable balance and the most recent quarter’s sales) increased slightly compared to last year, mainly due to last year’s favorable impact on the calculation from the very strong first quarter sales. Inventory turns slowed slightly compared to 2012 as a result of higher inventory levels and lower existing market sales. We increased our purchases in December 2012 ahead of announced price increases from several of our major suppliers. The increase in prepaid expenses and other assets was primarily due to higher amounts due from vendors for incentives, which resulted from the higher level of purchases, including an increased level of special buys. Lastly, the increase in accounts payable and accrued expenses was also primarily due to the higher level of inventory purchases in the quarter.

Net cash used by investing activities was $67.3 million in 2013 compared to $46.6 million used in 2012. Capital expenditures were $3.1 million in 2013 compared to $2.4 million in 2012. In addition, we spent $64.5 million on acquisitions in 2013 compared to $44.4 million in 2012. We currently expect fiscal year 2013 capital expenditures to total between 1.1% to 1.5% of net sales, mostly dependent upon our sales volume and exclusive of the impact of branch openings.

Net cash used by financing activities was $14.0 million in 2013 compared to cash provided of $0.7 million in 2012. In 2013, there were $3.8 million of loan repayments and we borrowed $6.1 million under our revolving lines of credit. We also had $9.9 million of proceeds from exercises of stock options. The financing activities in 2012 primarily reflected repayments under our credit and equipment financing facilities and proceeds from exercises of stock options.

Capital Resources

Our principal source of liquidity at December 31, 2012 was our cash and cash equivalents of $34.0 million and our available borrowings of $287.2 million under our revolving lines of credit, which took into account all of the debt covenants under the Credit Facility (see below), including the maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets were classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months.

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

Senior Secured Credit Facility

On April 5, 2012, we replaced the Prior Credit Facility, see below with a new five-year senior secured credit facility that includes a $550 million U.S. credit facility and a C$15 million ($14.7 million) Canadian credit facility with Wells Fargo Bank, National Association, and a syndicate of other lenders (combined, the “Credit Facility”). The $550 million U.S credit facility consists of a revolving credit facility of $325 million (the “U.S. Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $225 million term loan (the “Term Loan”). The Term Loan has required amortization of 5% per year that is payable in quarterly installments, with the balance due on June 30, 2017. We may increase the Credit Facility by up to $200 million under certain conditions. There was $47.4 and $216.6 million outstanding under the U.S. Revolver and Term Loan, respectively, at December 31, 2012. There were $5.5, $4.6 and $5.5 million of outstanding standby letters of credit at December 31, 2012, December 31, 2011 and September 30, 2012, respectively.

Interest

Borrowings under the Credit Facility carry interest at a margin above the LIBOR Rate. The margin is 1.75% per annum and can range from 1.50% to 2.50% per annum depending upon our Consolidated Total Leverage Ratio, as defined in the Credit Facility. The Credit Facility also provides for a U.S. base rate, defined in the agreement as the higher of the Prime Rate, or the Federal Funds Rate plus 0.50%, plus a margin above that rate. In addition, the Canadian credit facility may also be borrowed under a base rate, defined in the agreement as the higher of the Canadian Prime Rate, or the annual rate of interest equal to the sum of the CDOR rate plus 1.0%, plus a margin above that rate. The margin for both base rates is 0.75% per annum and can range from .50% to 1.50% per annum depending upon our Consolidated Total Leverage Ratio, as defined in the Credit Facility. Initial unused commitment fees on the revolving credit facilities are 0.375% per annum. The unused commitment fees can range from 0.35% to 0.50% per annum, again depending upon our Consolidated Total Leverage Ratio.

Our outstanding borrowings under the U.S. Revolver at December 31, 2012 carried an interest rate of LIBOR plus 1.75% (2.0% at December 31, 2012) for $15.0 million and the remainder at the base rate (4.0%). There were no outstanding borrowings under the Canada revolver. The Term Loan balance carried an interest rate of LIBOR plus 1.75% (2.0% at December 31, 2012).

Financial covenants under the Credit Facility are as follows:

Maximum Consolidated Total Leverage Ratio

On the last day of each fiscal quarter, our Consolidated Total Leverage Ratio (the ratio of our outstanding debt to our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation), as more fully defined in the Credit Facility, must not be greater than 3.50:1.0 or 4.00:1.0 under a one-time request subsequent to an acquisition. At December 31, 2012, this ratio was 1.55:1.

Minimum Consolidated Interest Coverage Ratio

On the last day of each fiscal quarter, our Consolidated Interest Coverage Ratio (the ratio of our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation to our cash interest expense for the same period), as more fully defined in the Credit Facility, must not be less than 3.00:1.0. At December 31, 2012, this ratio was 14.92:1.

As of December 31, 2012, we were in compliance with these covenants. Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

Equipment Financing Facilities

As of December 31, 2012, there was a total of $9.9 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 3.6% to 7.1% and payments due through September 2017. No further amounts can be drawn on the prior facilities. The Company’s current facility provides financing for up to $30 million of purchased transportation and material handling equipment through October 1, 2014 at an interest rate approximately 1.26% above the 3-year term swap rate for 5-year loans and 1.21% above the 4-year swap rate for 7-year loans. No amounts were yet outstanding under the current facility at December 31, 2012.

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

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading "Risk Factors" in our Form 10-K for the fiscal year ended September 30, 2012.

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

At December 31, 2012, we had $216.6 million of term loans outstanding under our Credit Facility, and $47.4 million of borrowings under revolving lines of credit, and $9.9 million of equipment financing outstanding. Our weighted-average effective interest rate on that debt was 2.30% at December 31, 2012 (4.03% at December 31, 2011). At December 31, 2012, a hypothetical 10% increase in interest rates in effect at that date would have increased annual interest expense by $0.6 million.

We enter into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The aggregate fair value of these swaps represented an unrealized loss of $7.4 million at December 31, 2012. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at December 31, 2012, would result in an immaterial realized gain or loss and an aggregate unrealized gain or (loss) in value of the swaps of approximately $0.4 million or ($0.4) million, respectively.

Financial Derivatives

As discussed above, we use interest rate derivative instruments to manage our exposure related to fluctuating cash flows from changes in interest rates by converting a portion of our variable-rate borrowings into fixed-rate borrowings. As of December 31, 2012, we had the following interest rate derivative instruments outstanding: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50 million interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%. These interest rate swaps expire in April 2013.

On April 9, 2012, we entered into a new interest rate derivative instrument consisting of a $213.8 million interest rate swap with interest payments at a fixed rate of 1.38%, commencing on June 28, 2013. This new interest rate swap has been designated as a cash flow hedge and amortizes at $2.8 million per quarter beginning on June 28, 2013 and expires on March 31, 2017.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended September 30, 2012.

Item 4.    Controls and Procedures

As of December 31, 2012, management, including the CEO and Acting CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")). Based on that evaluation, management, including the CEO and Acting CFO, concluded that as of December 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and Acting CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Items 1-5 are not applicable and have been omitted.

Item 6.    Exhibits

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Document Description

10	Description of Management Cash Bonus Plan.**

31.1	Certification by Paul M. Isabella pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rick C. Welker pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Paul M. Isabella and Rick C. Welker pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

** Compensatory plan or arrangement.

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 8, 2013.

BEACON ROOFING SUPPLY, INC.

BY:	/s/ RICK C. WELKER
Rick C. Welker
Chief Accounting Officer and Acting Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

Index to Exhibits

Exhibit Number	Document Description

10	Description of Management Cash Bonus Plan.**

31.1	Certification by Paul M. Isabella pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rick C. Welker pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Paul M. Isabella and Rick C. Welker pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

