Form 10-Q
period 2013-03-31
BEACON ROOFING SUPPLY INC
filed 2013-05-10
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of May 1, 2013, there were 48,682,147 outstanding shares of the registrant's common stock, $.01 par value per share.

BEACON ROOFING SUPPLY, INC.

Quarterly Report on Form 10-Q

INDEX

Part I.	Financial Information	2
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	2
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Comprehensive Income	4
	Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	14
	Overview	14
	Results of Operations	14
	Seasonality and Quarterly Fluctuations	19
	Liquidity and Capital Resources	20
	Cautionary Statement	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
	Interest Rate Risk	22
	Foreign Exchange Risk	23

Item 4.	Controls and Procedures	23

Part II.	Other Information	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	24

Signature Page		25

Index to Exhibits		26

BEACON ROOFING SUPPLY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	March 31,	March 31,	September 30,
	2013	2012	2012
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$16,728	$171,129	$40,205
Accounts receivable, less allowances of $13,228 at March 31, 2013, $15,114 at March 31, 2012, and $13,464 at September 30, 2012	227,810	210,594	291,456
Inventories	322,939	262,767	222,740
Prepaid expenses and other assets	72,799	81,993	60,287
Deferred income taxes	15,576	14,586	16,087

Total current assets	655,852	741,069	630,775

Property and equipment, net	61,576	51,207	57,376
Goodwill	469,587	401,079	443,161
Other assets, net	105,026	58,835	85,670

Total assets	$1,292,041	$1,252,190	$1,216,982

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$185,134	$239,080	$167,390
Accrued expenses	68,624	75,813	71,627
Borrowings under revolving lines of credit	61,000	-	41,300
Current portion of long-term obligations	15,171	86,714	15,632

Total current liabilities	329,929	401,607	295,949

Senior notes payable, net of current portion	202,500	221,797	208,125
Deferred income taxes	58,005	40,294	48,196
Long-term obligations under equipment financing and other, net of current portion	11,494	8,033	12,750

Commitments and contingencies

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 48,704,780 issued and 48,617,784 outstanding at March 31, 2013, 46,940,493 issued and 46,832,460 outstanding at March 31, 2012, and 47,775,180 issued and 47,667,147 outstanding at September 30, 2012	487	468	477
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	302,496	261,857	280,184
Retained earnings	386,720	315,369	368,675
Accumulated other comprehensive income	410	2,765	2,626

Total stockholders' equity	690,113	580,459	651,962

Total liabilities and stockholders' equity	$1,292,041	$1,252,190	$1,216,982

Note: The balance sheet at September 30, 2012

has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

Unaudited	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except per share data)	2013	2012	2013	2012

Net sales	$416,277	$395,161	$929,987	$885,011
Cost of products sold	316,626	301,445	703,582	673,970

Gross profit	99,651	93,716	226,405	211,041

Operating expenses	97,705	83,963	192,208	166,948

Income from operations	1,946	9,753	34,197	44,093

Interest expense and other financing costs	1,986	3,279	3,896	6,559

Income (loss) before income taxes	(40)	6,474	30,301	37,534

Income tax expense	121	3,330	12,256	15,275

Net income (loss)	$(161)	$3,144	$18,045	$22,259

Net income (loss) per share:
Basic	$-	$0.07	$0.37	$0.48

Diluted	$-	$0.07	$0.37	$0.47

Weighted average shares used in computing net income (loss) per share:
Basic	48,496,554	46,529,109	48,174,085	46,359,075

Diluted	48,496,554	47,600,215	49,148,923	47,252,547

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2013	2012	2013	2012

Net income (loss)	$(161)	$3,144	$18,045	$22,259

Foreign currency translation adjustment	(1,951)	1,913	(2,166)	4,746

Unrealized gain (loss) on financial derivatives	57	720	(83)	2,303
Tax effect	(23)	(284)	33	(879)
Unrealized gain (loss) on financial derivatives, net of tax	34	436	(50)	1,424

Comprehensive income (loss)	$(2,078)	$5,493	$15,829	$28,429

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2013	2012
	Unaudited (in thousands)

Operating activities:
Net income	$18,045	$22,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,595	12,034
Stock-based compensation	4,656	3,777
Adjustment of liability for contingent consideration	-	(1,000)
Certain interest expense and other financing costs	(2,169)	-
Gain on sale of assets	(576)	(702)
Deferred income taxes	527	(921)
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	78,951	82,802
Inventories	(87,308)	(48,675)
Prepaid expenses and other assets	(2,095)	(43,976)
Accounts payable and accrued expenses	(4,035)	54,683
Net cash provided by operating activities	20,591	80,281

Investing activities:
Purchases of property and equipment	(10,778)	(8,603)
Acquisition of businesses	(64,484)	(44,370)
Proceeds from sales of assets	687	788
Net cash used by investing activities	(74,575)	(52,185)

Financing activities:
Borrowings under revolving lines of credit, net	19,700	1
Repayments under senior notes payable and other, net	(8,042)	(10,645)
Proceeds from exercises of options	15,123	8,958
Income tax benefit from stock-based compensation deductions in excess of the associated compensation costs	3,151	868
Net cash provided (used) by financing activities	29,932	(818)

Effect of exchange rate changes on cash	575	824

Net increase (decrease) in cash and cash equivalents	(23,477)	28,102
Cash and cash equivalents at beginning of year	40,205	143,027

Cash and cash equivalents at end of period	$16,728	$171,129

Cash paid during the year for:
Interest	5,895	6,432
Income taxes, net of refunds	10,464	23,132

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Beacon Roofing Supply, Inc. (the "Company") prepared the consolidated financial statements following the accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. The balance sheet as of March 31, 2012 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition. Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (second quarter) and the six-month period (year-to-date) ended March 31, 2013 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2013 (fiscal year 2013 or “2013”).

The Company’s inventories are primarily comprised of finished goods valued at the lower of cost or market (net realizable value). Cost is determined using the moving weighted-average cost method.

The six-month periods ended March 31, 2013 and March 31, 2012 had 125 and 124 business days, respectively, while the three-month periods ended March 31, 2013 and March 31, 2012 had 63 and 64 business days, respectively.

You should also read the financial statements and notes included in the Company's fiscal year 2012 (“2012”) Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in that Annual Report.

Adoption of Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“2012-02”), which permits an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted and the Company chose to adopt 2012-02 in 2012 so it could set forth the qualitative assessment of its other intangible assets.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In May 2011, the FASB issued Accounting Standards No. 2011-04, Fair Value Measurement (Topic 820):Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“2011-04”), which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. 2011-04 was effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The Company adopted 2011-04 in 2013 but it did not have a significant impact on the financial statement disclosures.

In December 2010, the FASB issued Accounting Standards No. 2010-29, an amendment to Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations (“2010-29”), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in 2010-29 also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. 2010-29 was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of 2010-29 in 2012 did not have an impact on the financial statements.

In December 2010, the FASB issued Accounting Standards No. 2010-28, an amendment to —Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). The new guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The amendment was effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this amendment in 2012 did not have an impact on the financial statements.

2. Income (Loss) per Share

The Company calculates basic income (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income per share includes the dilutive effects of outstanding stock awards. There were no outstanding stock awards considered in the calculation of the loss per share for the three months ended March 31, 2013, since the effect would be anti-dilutive.

The following table reflects the calculation of weighted-average shares outstanding for each period presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Weighted-average common shares outstanding for basic	48,496,554	46,529,109	48,174,085	46,359,075
Dilutive effect of stock options and restricted stock awards	-	1,071,106	974,838	893,472

Weighted-average shares assuming dilution	48,496,554	47,600,215	49,148,923	47,252,547

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The Company recorded stock-based compensation expense of $2.2 million ($1.4 million net of tax) and $2.0 million ($1.2 million net of tax) in the three months ended March 31, 2013 and 2012, respectively, and $4.7 million ($2.7 million net of tax) and $3.8 million ($2.3 million net of tax) in the six months ended March 31, 2013 and 2012, respectively. At March 31, 2013, the Company had $21.1 million of excess tax benefits available for potential deferred tax write-offs related to previously recognized stock-based compensation.

The amended and restated Beacon Roofing Supply, Inc. 2004 Stock Plan (the “Plan”) provides for grants of stock options and restricted stock awards of up to 7,800,000 shares of common stock to key employees and directors. As of March 31, 2013, there were 1,354,318 shares of common stock available for awards under the Plan.

Stock options

As of March 31, 2013, there was $11.3 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years. Except under certain conditions, the options are subject to continued employment and vest in one-third increments over a three-year period following the grant dates.

The fair values of the options granted during the year-to-date periods presented were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended March 31,
	2013	2012

Risk-free interest rate	0.63%	0.94%
Expected life in years	6.0	6.5
Expected volatility	46.00%	47.00%
Dividend yield	0.00%	0.00%

Expected lives of options granted are based primarily on historical activity, while expected volatilities are based on historical volatilities of the Company’s stock and consideration of comparable public companies’ stock. Estimated forfeiture rates vary by grant and range up to 10.0% as of March 31, 2013.

The following table summarizes stock options outstanding as of March 31, 2013, as well as activity during the six months then ended:

		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in Years)	(in Millions)
Outstanding at September 30, 2012	3,067,080	$16.36
Granted	668,086	30.32
Exercised	(928,235)	16.29
Forfeited	(22,847)	19.47

Outstanding at March 31, 2013	2,784,084	$19.71	7.2	$52.8

Vested or Expected to Vest at March 31, 2013	2,682,966	$19.53	7.1	$51.3

Exercisable at March 31, 2013	1,432,007	$15.69	5.5	$32.9

The aggregate intrinsic values above include only in-the-money options. The weighted-average grant date fair values of stock options granted during the six months ended March 31, 2013 and March 31, 2012 were $13.27 and $8.78, respectively. The intrinsic values of stock options exercised were $15.9 and $6.8 million during the six months ended March 31, 2013 and March 31, 2012, respectively.

Restricted stock awards

As of March 31, 2013, there was $5.3 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The following table summarizes restricted shares and units outstanding as of March 31, 2013, as well as the activity during the six months then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Grant	Contractual	Intrinsic
	Shares/Units	Price	Life	Value
			(in Years)	(in Millions)
Outstanding at September 30, 2012	278,613	$18.54
Granted	135,291	31.68
Lapse of restrictions/conversions	(42,074)	17.37
Canceled	(868)	16.96

Outstanding at March 31, 2013	370,962	$23.47	2.4	$14.3

Vested or Expected to Vest at March 31, 2013	370,962	$23.47	2.4	$14.3

Exercisable at March 31, 2013	-		-	-

4. Acquisitions

On December 28, 2012, the Company purchased certain assets of Ford Wholesale Co. of San Jose ("Ford Wholesale") and Construction Materials Supply ("CMS"), distributors of residential and commercial roofing products with a combined five locations in Northern California and recent annual sales of approximately $60 million. On November 1, 2012, the Company purchased the stock of McClure-Johnston Company (“McClure-Johnston”), a distributor of residential and commercial roofing products and related accessories headquartered in the Pittsburgh suburb of Braddock, Pa. McClure-Johnston has 14 locations with eight in Pennsylvania, three in West Virginia, one in Western Maryland and two in Georgia. Recent annual sales were approximately $85 million. The aggregate purchase price of these three acquisitions totaled approximately $64.5 million, with resulting goodwill of approximately $26.4 million. The purchase price allocations for Ford and CMS were not yet finalized at March 31, 2013.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

In May 2011, the Company purchased all of the stock of Enercon Products ("Enercon"), including an earn-out amount discussed herein. Enercon is a roofing distributor with six locations in Western Canada. The purchase price included an additional payout of up to approximately $5.5 million if certain earn-out targets (based on defined EBITDA) were met for the twelve-month period ended in May 2012. During the first quarter of 2012, the Company’s fair value adjustment to the earn-out resulted in a $1.0 million reduction of the liability, which was recognized as a corresponding reduction in operating expenses. In July 2012, the earn-out was settled for $4.9 million.

A total of $8.9 million of the acquisition prices for the above acquisitions remained in escrow at March 31, 2013, primarily for purchase price adjustments and post-closing indemnification claims, with $5.7 million included in other current assets and accrued expenses and $3.2 million included in other long-term assets and liabilities.

5. Financing Arrangements

The Company currently has the following credit facilities:

•	a senior secured credit facility in the U.S.;

•	a senior secured credit facility in Canada; and

•	an equipment financing facility.

Senior Secured Credit Facility

On April 5, 2012, the Company entered into a five-year senior secured credit facility that includes a $550 million U.S. credit facility and a C$15 million ($15.1 million) Canadian credit facility with Wells Fargo Bank, National Association, and a syndicate of other lenders (combined, the “Credit Facility”). The $550 million U.S credit facility consists of a revolving credit facility of $325 million (the “U.S. Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $225 million term loan (the “Term Loan”). Substantially all of the Company's assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility. The term loan has required amortization of 5% per year that is payable in quarterly installments, with the balance due on March 31, 2017. The Company may increase the Credit Facility by up to $200 million under certain conditions. There was $61.0 and $213.8 million outstanding under the U.S. Revolver and Term Loan, respectively, at March 31, 2013.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Equipment Financing Facilities

As of March 31, 2013, there was a total of $8.8 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 3.3% to 6.8% and payments due through September 2017. No further amounts can be drawn on the prior facilities. The Company’s current facility provides financing for up to $30 million of purchased transportation and material handling equipment through October 1, 2014 at an interest rate approximately 1.26% above the 3-year term swap rate for 5-year loans and 1.21% above the 4-year swap rate for 7-year loans. No amounts were yet outstanding under the current facility at March 31, 2013.

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

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. As of March 31, 2013, the following interest rate derivative instruments were outstanding: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50 million interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%. These interest rate swaps expired in April 2013. They were designated as effective cash flow hedges until the Company’s refinancing in April 2012 discussed below. On April 9, 2012, the Company entered into a new interest rate derivative instrument consisting of a $213.8 million interest rate swap with interest payments at a fixed rate of 1.38%, commencing on June 28, 2013. This new interest rate swap is designated as a cash flow hedge and amortizes at $2.8 million per quarter beginning on June 28, 2013 and expires on June 30, 2017.

For derivative instruments designated as cash flow hedges, the Company records the effective portions of changes in their fair value, net of taxes, in other comprehensive income. The effectiveness of the hedges is periodically assessed by the Company during the lives of the hedges by 1) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and 2) through an evaluation of the ability of the counterparties to the hedges to honor their obligations under the hedges. Any ineffective portions of the hedges are recognized in earnings through interest expense and other financing costs. The Company’s refinancing transaction on April 5, 2012, resulted in hedge ineffectiveness on the derivative instruments that expire in April 2013, as the underlying term debt being hedged was repaid before the expiration of the derivative instruments. There were declines of $1.3 and $2.6 million in the fair value of the ineffective swaps in the second quarter and six months ended March 31, 2013, respectively. These changes in fair value were recognized as reductions to interest expense and other financing costs.

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense. The table below presents the combined fair values of the interest rate derivative instruments:

		Unrealized Losses
	Location on	March 31,	March 31,	September 30,
Instrument	Balance Sheet	2013	2012	2012	Fair Value Hierarchy
		(Dollars in thousands)

Designated interest rate swaps (effective)	Accrued expenses	$6,087	$4,932	$6,005	Level 2
Non-designated interest rate swaps (ineffective)	Accrued expenses	-	-	2,621	Level 2

		$6,087	$4,932	$8,626

The fair values of the interest rate hedges were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (OCI):

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2013	2012	2013	2012

Amount of Gain (Loss) Recognized in OCI (net of tax)
Designated interest rate swaps	$34	$436	$(50)	$1,424

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in interest expense and other financing costs:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2013	2012	2013	2012

Amount of Gain Recognized in Interest Expense
Non-designated interest rate swaps	$1,305	$-	$2,621	-

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

7. Foreign Net Revenue

Foreign (Canadian) net revenue totaled $64.5 and $62.5 million in the six months ended March 31, 2013 and 2012, respectively.

8. Recent Accounting Pronouncements

In March 2013, the FASB issued Accounting Standards No. 2013-05— Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity Consolidation. This Update applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. The Company does not expect the adoption of this Update to have an impact on the financial statements.

In February 2013, the FASB issued Accounting Standards No. 2013-02— Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company does not expect the adoption of this Update to have an impact on the financial statements.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2012 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2013” and “YTD 2013” refer to the three months (second quarter) and six months (year-to-date) ended March 31, 2013, respectively, of our fiscal year ending September 30, 2013, and all references to “2012” and “YTD 2012” refer to the three months (second quarter) and six months (year-to-date) ended March 31, 2012, respectively, of our fiscal year ended September 30, 2012. Certain tabular information may not foot due to rounding and certain reclassifications are made to prior year sales by product line to conform to the current year presentation.

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

We currently distribute up to 11,000 SKUs through 229 branches in the United States and Canada. We had 2,781 employees as of March 31, 2013, including our sales and marketing team of 1,122 employees (which includes branch management).

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

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. Our main acquisition strategy is to target market leaders in geographic areas that we do not service or that complement our existing operations in an area. Our November 2012 acquisition of McClure-Johnston is an example of an acquisition that complements our existing markets. McClure-Johnston is a distributor of residential and commercial roofing products and related accessories, which was headquartered in the Pittsburgh area and had 14 branches at the time of acquisition, including eight in Pennsylvania, three in West Virginia, one in Western Maryland and two in Georgia. Our December 2012 acquisition of Ford Wholesale Co., a distributor of residential and commercial roofing and related accessories with three locations in Northern California, is an example of an entry into a new geographic market with no branch overlap with our existing operations.

Results of Operations

The following table presents, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods presented. Percentages may not foot due to rounding.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.1	76.3	75.7	76.2

Gross profit	23.9	23.7	24.3	23.8

Operating expenses	23.5	21.2	20.7	18.9

Income from operations	0.5	2.5	3.7	5.0
Interest expense	(0.5)	(0.8)	(0.4)	(0.7)

Income (loss) before income taxes	-	1.6	3.3	4.2
Income tax expense	-	(0.8)	(1.3)	(1.7)

Net income (loss)	-%	0.8%	1.9%	2.5%

        In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth, we include growth from existing and newly opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. When we refer to regions, we are referring to our geographic regions. At March 31, 2013, we had a total of 228 branches in operation. Our existing market calculations for 2013 include 195 branches and exclude 33 branches because they were acquired after the start of last year’s second quarter. Acquired markets for 2013 include Cassady Pierce, Structural Materials, CRS, McClure-Johnston, Ford Wholesale and Construction Materials Supply (See Note 4 to the Condensed Consolidated Financial Statements). Acquired markets for YTD 2013 include those same acquisitions plus The Roofing Connection and Fowler & Peth acquired in the first quarter of last year. Our existing market calculations for YTD 2013 include 185 branches and exclude 43 branches because they were acquired after the start of last year. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

Three Months Ended March 31, 2013 ("2013") Compared to the Three Months Ended March 31, 2012 ("2012")

Existing and Acquired Markets

	Existing Markets		Acquired Markets		Consolidated
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013	2012
		(dollars in thousands)

Net Sales	$374,997	$395,161	$41,280	$-	$416,277	$395,161

Gross Profit	89,277	93,716	10,374	-	99,651	93,716
Gross Margin	23.8%	23.7%	25.1%		23.9%	23.7%

Operating Expenses	82,898	83,963	14,807	-	97,705	83,963
Operating Expenses as a % of Net Sales	22.1%	21.2%	35.9%		23.5%	21.2%

Operating Income (Loss)	$6,379	$9,753	$(4,433)	$-	$1,946	$9,753
Operating Margin	1.7%	2.5%	-10.7%		0.5%	2.5%

Net Sales

        Consolidated net sales increased $21.1 million, or 5.3%, to $416.3 million in 2013 from $395.2 million in 2012. Existing market sales declined $20.2 million or 5.1% (3.6% on a sales per day basis), while acquired market sales were $41.3 million. There were 63 business days in 2013 and 64 business days in 2012. We estimate the unfavorable impact on existing market sales from the decrease in the number of business days was approximately $6 million. We believe the decline in our 2013 existing market sales was influenced primarily by the following factors:

•	harsh Winter weather this year compared to unusually warm weather last year; and
•	lower commercial roofing activity that continued a trend since the middle of last year;

partially offset by:

•	higher complementary product average selling prices due mostly to higher costs from our suppliers.

We did not open or close any branches in the first quarter of this year while we opened one branch in last year’s second quarter. We estimate the impact of inflation or deflation on our existing market sales and gross profit by looking at changes in our average selling prices and gross margins. Average overall selling prices increased slightly in 2013 compared to 2012, with an immaterial overall impact on sales. Prices of residential and non-residential products were generally flat. Complementary product prices were up 4-5%. We estimate the impact on existing market sales from volume decreases was approximately $16 million. Existing market net sales by geographical area increased (decreased) as follows: Northeast (13.3%); Mid-Atlantic (13.5%); Southeast 2.5%; Southwest 10.2%; Midwest (4.4%); West (13.0%); and Canada (13.9%). These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

For the Three Months Ended

	March 31,		March 31,				% Change Based
	2013		2012				On Average Sales
	Sales	Mix	Sales	Mix	Change		Per Business Day
	(dollars in thousands)

Residential roofing products	$196,963	52.5%	$199,827	50.6%	$(2,864)	-1.4%	0.1%
Non-residential roofing products	124,404	33.2%	140,054	35.4%	(15,650)	-11.2	-9.8
Complementary building products	53,630	14.3%	55,281	14.0%	(1,651)	-3.0	-1.4

Total existing market sales	$374,997	100.0%	$395,161	100.0%	$(20,164)	-5.1%	-3.6%

For 2013, our acquired markets recognized sales of $15.9, $15.4 and $10.0 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The 2013 existing market sales of $375.0 million plus the sales from acquired markets of $41.3 million agrees (rounded) to our reported total 2013 sales of $416.3 million. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Three Months Ended

	March 31,	March 31,
	2013	2012	Change
	(dollars in millions)

Gross profit	$99.7	$93.7	$6.0		6.4%
Existing markets	89.3	93.7	(4.4)		-4.7%

Gross margin	23.9%	23.7%		0.2%
Existing markets	23.8%	23.7%		0.1%

The slightly higher gross margins in 2013 were due primarily to improved gross margins in our roofing product sales and an increase in our mix of residential roofing sales, which generally have higher gross margins than our other products. Gross margins were slightly lower in our complementary product sales.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins and operating expenses compared to our warehouse sales, represented 21.2% and 19.2% of our net sales in 2013 and 2012, respectively. This increase in the percentage of direct sales was primarily attributable to a higher mix of roofing sales to lumber yards and other building material suppliers, which are more commonly facilitated by direct shipment. Our Midwest and Southwest regions were most impacted by the increase in direct sales but there was not a material impact on their net operating results compared to last year.

Operating Expenses

For the Three Months Ended

	March 31,	March 31,
	2013	2012	Change
	(dollars in millions)

Operating expenses	$97.7	$84.0	$13.7		15.1%
Existing markets	82.9	84.0	(1.0)		-0.1%

Operating expenses as a % of sales	23.5%	21.2%		2.3%
Existing markets	22.1%	21.2%		0.9%

The primary factor for the slightly lower operating expenses in our existing markets was decreased bad debt expense of approximately $1.0 million due primarily to a lower percentage of accounts aged more than thirty days past-due.

In 2013, we expensed a total of $3.5 million for the amortization of intangible assets recorded under purchase accounting compared to $2.3 million in 2012. That increase was due to the impact of the recent acquisitions, most of which is included in our acquired market results. Our existing market operating expenses increased as a percentage of the related net sales in 2013 due to the decline in existing market sales.

Interest Expense and Other Financing Costs

Interest expense and other financing costs was $2.0 million in 2013 compared to $3.3 million in 2012. This year’s interest expense benefitted from lower outstanding total debt. In addition, the 2013 expense includes a credit of $1.3 million for the recognition of the fair value of certain interest rate derivatives (Note 6) and expense of $0.3 million resulting from the amortization of deferred financing costs. Interest expense in 2012 would have been $1.1 million lower without the impact of interest rate derivatives.

Income Taxes

Income tax expense was $0.1 million in 2013 compared to $3.3 million in 2012, an effective rate of 51.4% in the prior year. We incurred income tax expense in 2013 despite the small pre-tax loss, due to certain discrete items and less of a beneficial impact from the lower Canadian tax rate since there were pre-tax losses in Canada while there was pre-tax income in the U.S. We currently expect our annual tax rate to be approximately 40%.

Six Months Ended March 31, 2013 ("YTD 2013") Compared to the March 31, 2012 ("YTD 2012")

Existing and Acquired Markets

	Existing Markets		Acquired Markets		Consolidated
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013	2012
		(dollars in thousands)

Net Sales	$828,242	$867,575	$101,745	$17,436	$929,987	$885,011

Gross Profit	199,065	206,676	27,340	4,365	226,405	211,041
Gross Margin	24.0%	23.8%	26.9%	25.0%	24.3%	23.8%

Operating Expenses	159,580	159,801	32,628	7,147	192,208	166,948
Operating Expenses as a % of Net Sales	19.3%	18.4%	32.1%	41.0%	20.7%	18.9%

Operating Income (Loss)	$39,485	$46,875	$(5,288)	$(2,782)	$34,197	$44,093
Operating Margin	4.8%	5.4%	-5.2%	-16.0%	3.7%	5.0%

Net Sales

Consolidated net sales increased $45.0 million, or 5.1%, to $930.0 million in YTD 2013 from $885.0 million in YTD 2012. Existing market sales declined $39.3 million or 4.5% (5.3% on a sales per day basis), while acquired market sales increased $84.3 million. There were 125 business days in YTD 2013 compared to 124 in YTD 2012. We estimate the favorable impact on existing market sales from the increase in the number of business days was approximately $7 million. We believe the decline in our YTD 2013 existing market sales was influenced primarily by the same factors delineated above for the second quarter, along with less storm business in the first quarter (which reduced residential roofing activity).

We opened one branch, closed one branch and acquired nineteen branches in YTD 2013, while in YTD 2012 we opened one branch, closed two branches and acquired nine branches. The impact of inflation on our sales and gross profit during YTD 2013 as compared to YTD 2012 was similar to the effects noted above for the second quarter. We estimate the impact on existing market sales from volume decreases was approximately $51 million. Existing YTD 2013 market net sales by geographical area increased (decreased) as follows: Northeast (16.9%); Mid-Atlantic (11.8%); Southeast 3.6%; Southwest 14.0%; Midwest (7.8%); West (12.5%); and Canada 4.3%. These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

For the Six Months Ended

	March 31,		March 31,				% Change Based
	2013		2012				On Average Sales
	Sales	Mix	Sales	Mix	Change		Per Business Day
	(dollars in thousands)

Residential roofing products	$407,831	49.2%	$422,240	48.7%	$(14,409)	-3.4%	-4.2%
Non-residential roofing products	303,733	36.7%	330,875	38.1%	(27,142)	-8.2	-8.9
Complementary building products	116,678	14.1%	114,460	13.2%	2,218	1.9	1.1

Total existing market sales	$828,242	100.0%	$867,575	100.0%	$(39,333)	-4.5%	-5.3%

For YTD 2013, our acquired markets recognized sales of $47.5, $32.6 and $21.6 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The YTD 2013 existing market sales of $828.2 million plus the sales from acquired markets of $101.7 million agrees (rounded) to our reported total YTD 2013 sales of $930.0 million. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Six Months Ended

	March 31,	March 31,
	2013	2012	Change
	(dollars in millions)

Gross profit	$226.4	$211.0	$15.4		7.3%
Existing markets	199.1	206.7	(7.6)		-3.7%

Gross margin	24.3%	23.8%		0.5%
Existing markets	24.0%	23.8%		0.2%

The higher gross margins in YTD 2013 were mainly due to an increase in our mix of residential product sales, which generally have higher gross margins. In addition, we experienced a slight margin benefit from the small increase in our average selling prices in YTD 2013 compared to YTD 2012.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins than our warehouse sales, represented 17.8% and 17.9% of our net sales in YTD 2013 and YTD 2012, respectively. This slight decrease in the percentage of direct sales was primarily attributable to the lower mix of non-residential roofing product sales, which are more commonly facilitated by direct shipment. Our Midwest region was the most impacted by the changes in direct sales, however there were no material regional impacts on operating income from changes in the direct sales mix.

Operating Expenses

For the Six Months Ended

	March 31,	March 31,
	2013	2012	Change
	(dollars in millions)

Operating expenses	$192.2	$166.9	$25.3		15.1%
Existing markets	$159.6	$159.8	$(0.2)		-0.1%

Operating expenses as a % of sales	20.7%	18.9%		1.8%
Existing markets	19.3%	18.4%		0.8%

The following items were the leading factors of the change in operating expenses in our existing markets:

•	decreased bad debt expense of $2.4 million due primarily to a lower percentage of past-due accounts; and
•	lower employee benefit costs of $0.7 million due primarily to a lower profit-sharing accrual;

mostly offset by

•	increased payroll and related costs of $2.0 million due, in part, to the increase in the more labor-intensive complementary sales, as well as driving further average distances for deliveries and the decline in the direct sales mix; and
•	a $1.0 million benefit recognized last year associated with Enercon’s contingent consideration liability (Note 4).

In YTD 2013 and YTD 2012, we expensed a total of $6.7 and $4.3 million, respectively, for the amortization of intangible assets recorded under purchase accounting, including the impact from recent acquisitions. Our existing market operating expenses as a percentage of the related net sales increased to 19.3% in YTD 2013 from 18.4% in YTD 2012 due to the impact from the lower existing market sales.

Interest Expense and Other Financing Costs

Interest expense was $3.9 million in YTD 2013 compared to $6.6 million in YTD 2012. This year’s interest expense benefitted from lower outstanding total debt. In addition, the YTD 2013 expense includes a credit of $2.6 million for the recognition of the fair value of certain interest rate derivatives (Note 6) and expense of $0.5 million resulting from the amortization of deferred financing costs. Interest expense would have been $2.4 million less in YTD 2012 without the impact of interest rate derivatives.

Income Taxes

The income tax expense was $12.3 million in YTD 2013, an effective tax rate of 40.4%, and $15.3 million in YTD 2012, an effective tax rate of 40.7%. The rates in both years reflect impacts from certain discrete tax items. We currently expect our annual tax rate to be approximately 40%.

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

We generally experience a slowing of our accounts receivable collections during our second quarter, mainly due to the inability of some of our customers to conduct their businesses effectively in inclement weather in certain of our geographical areas. We continue to attempt to collect those receivables, which require payment under our standard terms. We do not provide material concessions to our customers during this quarter of the year.

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

	Fiscal year 2013		Fiscal year 2012
	Qtr 1	Qtr 2	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data)
	(unaudited)
Net sales	$513.7	$416.3	$489.9	$395.2	$560.5	$598.1
Gross profit	126.8	99.7	117.3	93.7	140.7	149.6
Income from operations	32.3	1.9	34.3	9.8	51.3	48.3
Net income (loss)	$18.2	$(0.2)	$19.1	$3.1	$25.4	$27.9

Earnings per share - basic	$0.38	$-	$0.41	$0.07	$0.54	$0.59
Earnings per share - fully diluted	$0.37	$-	$0.41	$0.07	$0.53	$0.58

Quarterly sales as % of year's sales			24.0%	19.3%	27.4%	29.3%
Quarterly gross profit as % of year's gross profit			23.4%	18.7%	28.1%	29.8%
Quarterly income from operations as % of year's income from operations			23.9%	6.8%	35.7%	33.6%

Earnings in the second quarter of fiscal 2013 included a benefit of $1.2 million ($0.8 million net of tax), or $0.02 diluted earnings per share, for the recognition of the fair value of certain interest rate derivatives in interest expense and other financing costs.

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

Earnings in the third quarter of fiscal 2012 were impacted by the following charges: $3.7 million ($2.2 million net of tax), or $0.05 diluted earnings per share, for the recognition of the fair value of certain interest rate derivatives in interest expense and other financing costs; $1.2 million ($0.7 million net of tax), or $0.02 diluted earnings per share, resulting from the refinancing; and $1.3 million, or $0.03 diluted earnings per share, from the increase in the liability for Enercon’s contingent consideration.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $16.7 million at March 31, 2013 compared to $171.1 million at March 31, 2012 and $40.2 million at September 30, 2012. Our net working capital was $325.9 million at March 31, 2013 compared to $339.5 million at March 31, 2012 and $334.8 million at September 30, 2012.

2013 Compared to 2012

Our net cash provided by operating activities was $20.6 million in 2013 compared to $80.3 million provided in 2012. This decline in cash from operations was primarily due to less cash provided by working capital changes in 2013. The 2013 changes in working capital consisted of the negative impacts from an increase in inventories of $87.3 million, a $2.1 million increase in prepaid expenses and other assets and a $4.0 million decrease in accounts payable and accrued expenses, mostly offset by the positive impact from a decrease in accounts receivable of $79.0 million. Our accounts receivable days sales outstanding (calculated based on the ending accounts receivable balance and the most recent quarter’s sales) remained the same as last year. Inventory turns slowed compared to 2012 as a result of higher inventory levels and lower existing market sales. We increased our purchases in the first half of 2013, especially late in the first quarter, ahead of announced price increases from several of our major suppliers. This year’s increase in prepaid expenses and other assets was much lower than last year’s increase due primarily to higher incentive receivables last year that resulted from significant special buys made towards the end of last year’s second quarter. Due mostly to those late special buys last year and the earlier inventory purchases this year, this year’s increase in accounts payable and accrued expenses was also much lower than in 2012.

Net cash used by investing activities was $77.5 million in 2013 compared to $52.2 million used in 2012. Capital expenditures were $10.8 million in 2013 compared to $8.6 million in 2012. In addition, we spent $67.4 million on acquisitions in 2013 compared to $44.4 million in 2012. We currently expect fiscal year 2013 capital expenditures to total between 1.0% to 1.3% of net sales, mostly dependent upon our sales volume and exclusive of the impact of branch openings.

Net cash provided by financing activities was $29.9 million in 2013 compared to cash used of $0.8 million in 2012. In 2013, there were $8.0 million of loan repayments and we borrowed $19.7 million under our revolving lines of credit. We also had $15.1 million of proceeds from exercises of stock options. The financing activities in 2012 primarily reflected repayments under our credit and equipment financing facilities and proceeds from exercises of stock options.

Capital Resources

Our principal source of liquidity at March 31, 2013 was our cash and cash equivalents of $16.7 million and our available borrowings of $271.7 million under our revolving lines of credit, which took into account all of the debt covenants under the Credit Facility (see below), including the maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets were classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months.

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

Senior Secured Credit Facility

On April 5, 2012, we entered into a new five-year senior secured credit facility that includes a $550 million U.S. credit facility and a C$15 million ($14.7 million) Canadian credit facility with Wells Fargo Bank, National Association, and a syndicate of other lenders (combined, the “Credit Facility”). The $550 million U.S credit facility consists of a revolving credit facility of $325 million (the “U.S. Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $225 million term loan (the “Term Loan”). The Term Loan has required amortization of 5% per year that is payable in quarterly installments, with the balance due on June 30, 2017. We may increase the Credit Facility by up to $200 million under certain conditions. There was $61.0 and $213.7 million outstanding under the U.S. Revolver and Term Loan, respectively, at March 31, 2013. There were $7.0, $4.6 and $5.5 million of outstanding standby letters of credit at March 31, 2013, March 31, 2012 and September 30, 2012, respectively.

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

Our outstanding borrowings under the U.S. Revolver at March 31, 2013 carried an interest rate of LIBOR plus 1.75% (1.95% at March 31, 2013) for $50.0 million and the remainder at the base rate (4.0%). There were no outstanding borrowings under the Canada revolver. The Term Loan balance carried an interest rate of LIBOR plus 1.75% (1.95% at March 31, 2013).

Financial covenants under the Credit Facility are as follows:

Maximum Consolidated Total Leverage Ratio

On the last day of each fiscal quarter, our Consolidated Total Leverage Ratio (the ratio of our outstanding debt to our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation), as more fully defined in the Credit Facility, must not be greater than 3.50:1.0 or 4.00:1.0 under a one-time request subsequent to an acquisition. At March 31, 2013, this ratio was 1.62:1.

Minimum Consolidated Interest Coverage Ratio

On the last day of each fiscal quarter, our Consolidated Interest Coverage Ratio (the ratio of our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation to our cash interest expense for the same period), as more fully defined in the Credit Facility, must not be less than 3.00:1.0. At March 31, 2013, this ratio was 15.07:1.

As of March 31, 2013, we were in compliance with these covenants. Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

Equipment Financing Facilities

As of March 31, 2013, there was a total of $8.8 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 3.3% to 6.8% and payments due through September 2017. No further amounts can be drawn on the prior facilities. The Company’s current facility provides financing for up to $30 million of purchased transportation and material handling equipment through October 1, 2014 at an interest rate approximately 1.26% above the 3-year term swap rate for 5-year loans and 1.21% above the 4-year swap rate for 7-year loans. No amounts were yet outstanding under the current facility at March 31, 2013.

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

At March 31, 2013, we had $213.8 million of term loans outstanding under our Credit Facility, $61.0 million of borrowings under revolving lines of credit, and $8.8 million of equipment financing outstanding. Our weighted-average effective interest rate on all of that debt was 2.11% at March 31, 2013 (4.63% at March 31, 2012). At March 31, 2013, a hypothetical 10% increase in interest rates in effect at that date would have increased annual interest expense by $0.1 million.

We enter into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The aggregate fair value of these swaps represented an unrealized loss of $6.1 million at March 31, 2013. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at March 31, 2013, would result in an aggregate unrealized gain or (loss) in value of the swaps of approximately $0.8 million or ($0.8) million, respectively.

Financial Derivatives

As discussed above, we use interest rate derivative instruments to manage our exposure related to fluctuating cash flows from changes in interest rates by converting a portion of our variable-rate borrowings into fixed-rate borrowings. As of March 31, 2013, we had the following interest rate derivative instruments outstanding: a) a $100 million interest rate swap with interest payments at a fixed rate of 2.72%; b) a $50 million interest rate swap with interest payments at a fixed rate of 3.12%; and c) a $50 million interest rate swap with interest payments at a fixed rate of 3.11%. These interest rate swaps expired in April 2013.

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

Item 4.    Controls and Procedures

As of March 31, 2013, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")). Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Items 1, 3, 4 and 5 are not applicable and have been omitted.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/13-1/31/13	7,908	$34.82	0	$0
2/1/13-2/28/13	0	$-	0	$0
3/1/13-3/31/13	0	$-	0	$0

(1)	During the three months ended March 31, 2013, these share purchases were made to satisfy our former CFO’s tax withholding and payment obligations in connection with the vesting of awards of his restricted stock shares, which were repurchased by the Company based on their fair market value on the vesting date. These repurchased shares were then cancelled.

Item 6.    Exhibits

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Document Description
31.1	Certification by Paul M. Isabella pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Joseph M. Nowicki pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Paul M. Isabella and Joseph M. Nowicki pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2013.

BEACON ROOFING SUPPLY, INC.

BY:	/s/ Joseph M. Nowicki
Executive Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

Index to Exhibits

Exhibit Number	Document Description
31.1	Certification by Paul M. Isabella pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Joseph M. Nowicki pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Paul M. Isabella and Joseph M. Nowicki pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

