Form 10-Q
period 2013-06-30
BEACON ROOFING SUPPLY INC
filed 2013-08-09
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

As of August 1, 2013, there were 48,896,121 outstanding shares of the registrant's common stock, $.01 par value per share.

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

BEACON ROOFING SUPPLY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	June 30,	June 30,	September 30,
	2013	2012	2012
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$26,375	$31,243	$40,205
Accounts receivable, less allowances of $10,989 at June 30, 2013,
$14,560 at June, 2012, and $13,464 at September 30, 2012	313,698	279,304	291,456
Inventories	335,438	284,412	222,740
Prepaid expenses and other assets	82,166	58,332	60,287
Deferred income taxes	14,424	14,258	16,087

Total current assets	772,101	667,549	630,775

Property and equipment, net	64,022	52,526	57,376
Goodwill	468,388	425,190	443,161
Other assets, net	100,852	76,822	85,670

Total assets	$1,405,363	$1,222,087	$1,216,982

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$253,262	$214,865	$167,390
Accrued expenses	98,425	79,450	71,627
Borrowings under revolving lines of credit	45,006	44,900	41,300
Current portion of long-term obligations	15,585	15,255	15,632

Total current liabilities	412,278	354,470	295,949

Senior notes payable, net of current portion	199,688	210,938	208,125
Deferred income taxes	57,618	39,941	48,196
Long-term obligations under equipment financing and other, net of current portion	13,930	8,267	12,750

Commitments and contingencies

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized;
48,864,262 issued and 48,777,734 outstanding at June 30, 2013,
47,079,268 issued and 46,971,235 outstanding at June 30, 2012, and
47,775,180 issued and 47,667,147 outstanding at September 30, 2012	488	470	477
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	308,422	266,007	280,184
Retained earnings	413,876	340,784	368,675
Accumulated other comprehensive income (loss)	(937)	1,210	2,626

Total stockholders' equity	721,849	608,471	651,962

Total liabilities and stockholders' equity	$1,405,363	$1,222,087	$1,216,982

Note: The balance sheet at September 30, 2012

has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

  BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Unaudited
(Dollars in thousands, except per share data)

Net sales	$627,168	$560,526	$1,557,155	$1,445,537
Cost of products sold	479,835	419,790	1,183,417	1,093,760

Gross profit	147,333	140,736	373,738	351,777

Operating expenses	99,380	89,459	291,588	256,407

Income from operations	47,953	51,277	82,150	95,370

Interest expense and other financing costs	2,701	8,158	6,597	14,717

Income before income taxes	45,252	43,119	75,553	80,653

Income tax expense	18,094	17,704	30,350	32,979

Net income	$27,158	$25,415	$45,203	$47,674

Net income per share:
Basic	$0.56	$0.54	$0.93	$1.02

Diluted	$0.55	$0.53	$0.92	$1.00

Weighted average shares used in computing
net income per share:
Basic	48,717,686	46,910,336	48,355,285	46,542,158

Diluted	49,585,152	47,897,609	49,298,902	47,485,574

The accompanying Notes are an integral part of the Consolidated Financial Statements.

  BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Nine Months Ended June 30,

(Dollars in thousands)	2013	2012	2013	2012

Net income	$27,158	$25,415	$45,203	$47,674

Foreign currency translation adjustment	(3,103)	(2,051)	(5,269)	2,695

Unrealized gain on financial derivatives	2,927	820	2,844	3,123
Tax effect	(1,171)	(324)	(1,138)	(1,203)
Unrealized gain on financial derivatives, net of tax	1,756	496	1,706	1,920

Comprehensive income	$25,811	$23,860	$41,640	$52,289

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended June 30,

	2013	2012

	Unaudited (in thousands)

Operating activities:
Net income	$45,203	$47,674
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	22,429	17,795
Stock-based compensation	6,886	5,651
Adjustment of liability for contingent consideration	-	250
Certain interest expense and other financing costs	(1,816)	5,171
Gain on sale of assets	(729)	(899)
Deferred income taxes	1,441	254
Changes in assets and liabilities, net of the effects
of businesses acquired:
Accounts receivable	(7,485)	19,790
Inventories	(102,893)	(62,081)
Prepaid expenses and other assets	(10,041)	(19,393)
Accounts payable and accrued expenses	96,399	21,116
Net cash provided by operating activities	49,394	35,328

Investing activities:
Purchases of property and equipment	(17,933)	(12,242)
Acquisition of businesses	(64,484)	(94,481)
Proceeds from sales of assets	885	996
Net cash used by investing activities	(81,532)	(105,727)

Financing activities:
Borrowings under revolving lines of credit, net	3,706	44,872
Repayments under senior notes payable and other, net	(7,912)	(93,693)
Deferred financing costs	-	(5,088)
Proceeds from exercises of options	17,259	11,084
Income tax benefit from stock-based compensation deductions in excess of the
associated compensation costs	4,093	1,020
Net cash provided (used) by financing activities	17,146	(41,805)

Effect of exchange rate changes on cash	1,162	420

Net decrease in cash and cash equivalents	(13,830)	(111,784)
Cash and cash equivalents at beginning of year	40,205	143,027

Cash and cash equivalents at end of period	$26,375	$31,243

Cash paid during the year for:
Interest	9,609	9,524
Income taxes, net of refunds	17,593	37,132

The accompanying Notes are an integral part of the Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Beacon Roofing Supply, Inc. (the "Company") prepared the consolidated financial statements following the accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. The balance sheet as of June 30, 2012 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition. Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (third quarter) and the nine-month period (year-to-date) ended June 30, 2013 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2013 (fiscal year 2013 or “2013”).

The Company’s inventories are primarily comprised of finished goods valued at the lower of cost or market (net realizable value). Cost is determined using the moving weighted-average cost method.

The nine-month periods ended June 30, 2013 and June 30, 2012 had 189 and 188 business days, respectively, while the three-month periods ended June 30, 2013 and June 30, 2012 both had 64 business days.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) Cont’d

In May 2011, the FASB issued Accounting Standards No. 2011-04, Fair Value Measurement (Topic 820):Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“2011-04”), which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. 2011-04 was effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The adoption of 2011-04 in 2013 but it did not have a significant impact on the financial statements.

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

The following table reflects the calculation of weighted-average shares outstanding for each period presented:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2013	2012	2013	2012

Weighted-average common shares outstanding
for basic	48,717,686	46,910,336	48,355,285	46,542,158
Dilutive effect of stock options and restricted stock awards	867,466	987,273	943,617	943,416

Weighted-average shares assuming dilution	49,585,152	47,897,609	49,298,902	47,485,574

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

The Company recorded stock-based compensation expense of $2.2 million ($1.3 million net of tax) and $1.9 million ($1.1 million net of tax) in the three months ended June 30, 2013 and 2012, respectively, and $6.9 million ($4.1 million net of tax) and $5.7 million ($3.4 million net of tax) in the nine months ended June 30, 2013 and 2012, respectively. At June 30, 2013, the Company had $21.5 million of excess tax benefits available for potential deferred tax write-offs related to previously recognized stock-based compensation.

Notes to Condensed Consolidated Financial Statements (Unaudited) Cont’d

The amended and restated Beacon Roofing Supply, Inc. 2004 Stock Plan (the “Plan”) provides for grants of stock options and restricted stock awards of up to 7,800,000 shares of common stock to key employees and directors. As of June 30, 2013, there were 1,376,539 shares of common stock available for awards under the Plan.

Stock options

As of June 30, 2013, there was $9.8 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years. Except under certain conditions, the options are subject to continued employment and vest in one-third increments over a three-year period following the grant dates.

The fair values of the options granted during the year-to-date periods presented were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended June 30,
	2013	2012

Risk-free interest rate	0.63%	0.94%
Expected life in years	6.0	6.5
Expected volatility	46.00%	47.00%
Dividend yield	0.00%	0.00%

Expected lives of options granted are based primarily on historical activity, while expected volatilities are based on historical volatilities of the Company’s stock and consideration of comparable public companies’ stock. Estimated forfeiture rates vary by grant and range up to 10.0% as of June 30, 2013.

The following table summarizes stock options outstanding as of June 30, 2013, as well as activity during the nine months then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in Years)	(in Millions)
Outstanding at September 30, 2012	3,067,080	$16.36
Granted	668,086	30.32
Exercised	(1,094,897)	(16.33)
Forfeited	(45,068)	(21.76)

Outstanding at June 30, 2013	2,595,201	$19.87	7.1	$46.7

Vested or Expected to Vest at June 30, 2013	2,495,694	$19.69	7.1	$45.4

Exercisable at June 30, 2013	1,264,353	$15.58	5.4	$28.2

The aggregate intrinsic values above include only in-the-money options. The weighted-average grant date fair values of stock options granted during the nine months ended June 30, 2013 and June 30, 2012 were $13.27 and $8.78, respectively. The intrinsic values of stock options exercised were $19.6 million and $8.2 million during the nine months ended June 30, 2013 and June 30, 2012, respectively.

Restricted stock awards

As of June 30, 2013, there was $4.6 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Notes to Condensed Consolidated Financial Statements (Unaudited) Cont’d

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

The following table summarizes restricted shares and units outstanding as of June 30, 2013, as well as the activity during the nine months then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Grant	Contractual	Intrinsic
	Shares/Units	Price	Life	Value
			(in Years)	(in Millions)
Outstanding at September 30, 2012	278,613	$18.54
Granted	135,291	31.68
Lapse of restrictions/conversions	(42,074)	17.37
Canceled	(868)	16.96

Outstanding at June 30, 2013	370,962	$23.47	2.2	$14.1

Vested or Expected to Vest at June 30, 2013	370,962	$23.47	2.2	$14.1

Exercisable at June 30, 2013	-		-	-

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

In 2012, the Company acquired twenty-two branches from the five following acquisitions at a total cost of $141.1 million, with resulting goodwill of $59.9 million:

•	In August 2012, the Company purchased certain assets of Contractors Roofing & Supply Co. ("CRS"), a distributor of residential roofing products and related accessories. CRS has one location in the St. Louis suburb of O'Fallon, MO and recent annual sales of approximately $14 million.

•	In July 2012, the Company purchased certain assets of Structural Materials Co. ("Structural"), a distributor of residential and commercial roofing products and related accessories headquartered in Santa Ana, CA. Structural has six locations in Los Angeles and Orange Counties and in the surrounding areas, with annual sales of approximately $81 million in 2011.

•	In June 2012, the Company purchased certain assets of Cassady Pierce Company (“Cassady Pierce”), a distributor of residential and commercial roofing products and related accessories headquartered in Pittsburgh, PA. Cassady Pierce has six locations in the Pittsburgh area and recent annual sales of approximately $52 million.

•	In November 2011, the Company purchased all of the stock of Fowler & Peth, Inc. (“F&P”), a distributor of residential and commercial roofing products and related accessories. F&P had six branches in Colorado, two in Wyoming and one in Nebraska, with recent annual sales of approximately $60 million. The Company and the selling stockholders mutually agreed to file a Section 338 election with the Internal Revenue Service to treat the transaction for tax purposes as an asset purchase.

Notes to Condensed Consolidated Financial Statements (Unaudited) Cont’d

•	In October 2011, the Company purchased all of the stock of CCP Atlantic Specialty Products, Inc. d/b/a The Roofing Connection, a distributor of mostly residential roofing products and related accessories with one location in Dartmouth, Nova Scotia, a suburb of Halifax.

In May 2011, the Company purchased all of the stock of Enercon Products ("Enercon"), including an earn-out amount discussed herein. Enercon is a roofing distributor with six locations in Western Canada. The purchase price included an additional payout of up to approximately $5.5 million if certain earn-out targets (based on defined EBITDA) were achieved for the twelve-month period ended in May 2012. In July 2012, the earn-out was settled for $4.9 million and included payment of $1.3 million in excess of the March 31, 2012 liability. This additional expense was recorded in the third quarter of 2012, following a $1.0 million reduction in the liability earlier last year, resulting in a net expense of $0.3 million for the nine months ended June 30, 2012. Both adjustments were included in operating expenses. These adjustments did not affect taxable income and therefore were treated as permanent differences for income tax reporting purposes.

5. Financing Arrangements

The Company currently has the following credit facilities:

•	a senior secured credit facility in the U.S.;

•	a senior secured credit facility in Canada; and

•	an equipment financing facility.

Senior Secured Credit Facility

On April 5, 2012, the Company entered into a five-year senior secured credit facility that includes a $550 million U.S. credit facility and a C$15 million ($15.1 million) Canadian credit facility with Wells Fargo Bank, National Association, and a syndicate of other lenders (combined, the “Credit Facility”). The $550 million U.S credit facility consists of a revolving credit facility of $325 million (the “U.S. Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $225 million term loan (the “Term Loan”). Substantially all of the Company's assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility. The term loan has required amortization of 5% per year that is payable in quarterly installments, with the balance due on March 31, 2017. The Company may increase the Credit Facility by up to $200 million under certain conditions. As of June 30, 2013, there was $37.4 and $210.9 million outstanding under the U.S. Revolver and Term Loan, respectively, and $7.6 million outstanding under the Canadian credit facility.

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

On April 5, 2012, the Company paid off outstanding debt of $304 million under its prior credit facility with the proceeds of $225 million from the Credit Facility and from cash on hand. In the third quarter of fiscal year 2012, the Company recorded a charge of approximately $1.2 million ($0.7 million net of tax), included in interest expense and other financing costs, associated with this transaction. In addition, this transaction impacted the effectiveness of the Company’s interest rate swaps existing as of the refinancing date and therefore the fair value ($4.9 million at the time of the refinancing) was recognized in interest expense and other financing costs and subsequent changes in the fair value of those swaps were recognized in interest expense and other financing costs (Note 6).

Notes to Condensed Consolidated Financial Statements (Unaudited) Cont’d

Equipment Financing Facilities

As of June 30, 2013, there was a total of $11.8 million outstanding under current and prior equipment financing facilities, with fixed interest rates ranging from 2.5% to 6.8% and payments due through June 2020. The Company’s current facility provides financing for up to $30 million of purchased transportation and material handling equipment through October 1, 2014 at an interest rate approximately 1.26% above the 3-year term swap rate for 5-year loans and 1.21% above the 4-year swap rate for 7-year loans. No further amounts can be drawn on the prior facilities.

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

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. On April 9, 2012, the Company entered into an interest rate derivative instrument consisting of a $213.8 million interest rate swap with monthly interest payments at a fixed rate of 1.38%, which commenced on March 28, 2013. This interest rate swap is designated as a cash flow hedge and amortizes at $2.8 million per quarter beginning on June 28, 2013 and expires on June 30, 2017.

For derivative instruments designated as cash flow hedges, the Company records the effective portions of changes in their fair value, net of taxes, in other comprehensive income. The effectiveness of the hedges is periodically assessed by the Company during the lives of the hedges by 1) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and 2) through an evaluation of the ability of the counterparties to the hedges to honor their obligations under the hedges. Any ineffective portions of the hedges are recognized in earnings through interest expense and other financing costs. The Company’s refinancing transaction on April 5, 2012, resulted in hedge ineffectiveness on prior derivative instruments that expired in April 2013, as the underlying term debt being hedged was repaid before the expiration of the derivative instruments. There was a decline of $2.6 million in the fair value of the ineffective swaps in the first half of fiscal year 2013 and a $1.1 million decline in the third quarter of 2012. These changes in fair value were recognized as reductions to interest expense and other financing costs.

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense. The table below presents the combined fair values of the interest rate derivative instruments:

		Unrealized Losses
	Location on	June 30,	June 30,	September 30,	Fair Value
Instrument	Balance Sheet	2013	2012	2012	Hierarchy
		(Dollars in thousands)

Designated interest rate swaps (effective)	Accrued expenses	$3,160	$4,112	$6,005	Level 2
Non-designated interest rate swaps (ineffective)	Accrued expenses	-	3,715	2,621	Level 2

		$3,160	$7,827	$8,626

The fair values of the interest rate hedges were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

Notes to Condensed Consolidated Financial Statements (Unaudited) Cont’d

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (OCI):

	Three Months Ended June 30,		Nine Months Ended June 30,

(Dollars in thousands)	2013	2012	2013	2012

Amount of Gain (Loss) Recognized in OCI (net of tax)
Designated interest rate swaps	$1,756	$(2,488)	$1,706	$(1,064)
Non-designated interest rate swaps (reclassified from accumulated OCI)	-	2,984	-	2,984
	$1,756	$496	$1,706	$1,920

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in interest expense and other financing costs:

	Three Months Ended June 30,		Nine Months Ended June 30,

(Dollars in thousands)	2013	2012	2013	2012

Amount of Gain (Loss) Recognized in Interest Expense
Designated interest rate swaps	$-	$-	$-	$-
Non-designated interest rate swaps	-	1,138	2,621	1,138
Non-designated interest rate swaps (reclassified from accumulated OCI)	-	(4,932)	-	(4,932)
	$-	$(3,794)	$2,621	$(3,794)

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

7. Foreign Net Revenue

Foreign (Canadian) net revenue totaled $114.1 and $112.5 million in the nine months ended June 30, 2013 and 2012, respectively.

8. Indianapolis Branch Fire

On June 15, 2013, the Company’s Indianapolis branch, including $2.1 million of inventory (at cost, net of reserves) and certain other assets, was completely destroyed by a fire . The Company believes it has sufficient insurance to cover the losses and incremental expenses and therefore these losses and expenses were not recorded in the Company’s third quarter results of operations. The net book values of the lost inventory and fixed assets, along with incremental expenses incurred in June, were reclassified to other current assets as an insurance receivable of approximately $2.1 million. An insurance recovery advance of $0.5 million was received in July. The Company has opened a replacement branch. The Company also expects insurance coverage for any lost income, which will be recognized as payments are received.

9. Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this Update require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under certain conditions. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect the adoption of this Update to have an impact on the financial statements.

In July 2013, the FASB issued Accounting Standards No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company does not expect the adoption of this Update to have an impact on the financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited) Cont’d

In April 2013, the FASB issued Accounting Standards No. 2013-07- Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Company does not expect the adoption of this Update to have an impact on the financial statements.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2012 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2013” and “YTD 2013” refer to the three months (third quarter) and nine months (year-to-date) ended June 30, 2013, respectively, of our fiscal year ending September 30, 2013, and all references to “2012” and “YTD 2012” refer to the three months (third quarter) and nine months (year-to-date) ended June 30, 2012, respectively, of our fiscal year ended September 30, 2012. Certain tabular information may not foot due to rounding and certain reclassifications are made to prior year sales by product line to conform to the current year presentation.

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

We distribute up to 11,000 SKUs through 229 branches in the United States and Canada at June 30, 2013. We had 2,966 employees as of that date, including our sales and marketing team of 1,142 employees (which includes branch management).

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

	Three Months Ended June 30,		Nine Months Ended June 30,

	2013	2012	2013	2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.5	74.9	76.0	75.7

Gross profit	23.5	25.1	24.0	24.3

Operating expenses	15.8	16.0	18.7	17.7

Income from operations	7.6	9.1	5.3	6.6
Interest expense	(0.4)	(1.5)	(0.4)	(1.0)

Income before income taxes	7.2	7.7	4.9	5.6
Income tax expense	(2.9)	(3.2)	(1.9)	(2.3)

Net income	4.3%	4.5%	2.9%	3.3%

In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth, we include growth from existing and newly opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. When we refer to regions, we are referring to our geographic regions. At June 30, 2013, we had a total of 229 branches in operation. Our existing market calculations for 2013 include 196 branches and exclude 33 branches because they were acquired after the start of last year’s third quarter. Acquired markets for 2013 include Cassady Pierce, Structural Materials, CRS, McClure-Johnston, Ford Wholesale and Construction Materials Supply (See Note 4 to the Condensed Consolidated Financial Statements). Acquired markets for YTD 2013 include those same acquisitions plus The Roofing Connection and Fowler & Peth acquired in the first quarter of last year. Our existing market calculations for YTD 2013 include 186 branches and exclude 43 branches because they were acquired after the start of last year.

When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

Three Months Ended June 30, 2013 ("2013") Compared to the Three Months Ended June 30, 2012 ("2012")

Existing and Acquired Markets

	Existing Markets		Acquired Markets		Consolidated
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
		(dollars in thousands)

Net Sales	$562,160	$555,659	$65,008	$4,867	$627,168	$560,526

Gross Profit	130,601	139,351	16,732	1,385	147,333	140,736
Gross Margin	23.2%	25.1%	25.7%	28.5%	23.5%	25.1%

Operating Expenses	84,585	88,344	14,795	1,115	99,380	89,459
Operating Expenses as a % of Net Sales	15.0%	15.9%	22.8%	22.9%	15.8%	16.0%

Operating Income	$46,016	$51,007	$1,937	$270	$47,953	$51,277
Operating Margin	8.2%	9.2%	3.0%	5.5%	7.6%	9.1%

The third quarter operating expenses in acquired markets above for 2013 and 2012 include $1.6 and $0.1 million of amortization of intangible assets recorded under purchase accounting, respectively.

Net Sales

Consolidated net sales increased $66.6 million, or 11.9%, to $627.2 million in 2013 from $560.5 million in 2012. Existing market sales improved $6.5 million or 1.2%, while acquired market sales increased $60.1 million. There were 64 business days in both 2013 and 2012. The slight increase in our 2013 existing market sales was influenced primarily by an increase of 5.2% in our complementary sales, partially offset by the impact of severe weather conditions on our roofing sales. Heavy rains in several of our regions during a significant portion of this year’s third quarter, along with some harsh Spring snow storms, delayed roofing activities. In addition, there was a lower beneficial impact from hail storms occurring in fiscal 2013 compared to last year.

We opened two new branches during the third quarter of this year, and had one branch close due to a fire, while we opened one branch during last year’s third quarter. We estimate the impact of inflation or deflation on our existing market sales and gross profit by looking at changes in our average selling prices and gross margins. Average overall selling prices increased slightly in 2013 compared to 2012, with an estimated favorable impact of $8 million on existing market sales. Prices of residential and non-residential products were generally flat. Complementary product prices were up 4-5%. We estimate the negative impact on existing market sales from volume decreases was approximately $2 million. Existing market net sales by geographical area increased (decreased) as follows: Northeast 8.0%; Mid-Atlantic (6.7%); Southeast 39.6%; Southwest 9.8%; Midwest (15.8%); West 0.7%; and Canada (1.3%). These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

For the Three Months Ended

	June 30,		June 30,				% Change Based
	2013		2012				On Average Sales
	Sales	Mix	Sales	Mix	Change		Per Business Day
	(dollars in thousands)

Residential roofing products	$284,777	50.7%	$284,095	51.1%	$682	0.2%	0.2%
Non-residential roofing products	204,870	36.4%	202,617	36.5%	2,253	1.1	1.1
Complementary building products	72,513	12.9%	68,947	12.4%	3,566	5.2	5.2

Total existing market sales	$562,160	100.0%	$555,659	100.0%	$6,501	1.2%	1.2%

For 2013, our acquired markets recognized sales of $25.7, $23.5 and $15.8 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The 2013 existing market sales of $562.2 million plus the sales from acquired markets of $65.0 million agrees to our reported total 2013 sales of $627.2 million. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Three Months Ended

	June 30,	June 30,
	2013	2012	Change
	(dollars in millions)

Gross profit	$147.3	$140.7	$6.6		4.7%
Existing markets	130.6	139.4	(8.8)		-6.3%

Gross margin	23.5%	25.1%		-1.6%
Existing markets	23.2%	25.1%		-1.9%

The lower gross margins in 2013 were due primarily to an increase in the net product costs of our residential roofing sales, not consistently passed through to customers, and a slight decline in our mix of those residential roofing sales, which generally have higher gross margins than our other products. Gross margins were higher in our non-residential roofing sales in the third quarter of 2013 but slightly lower in our complementary product sales.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins and operating expenses compared to our warehouse sales, represented 17.2% and 18.7% of our net sales in 2013 and 2012, respectively. This decrease in the percentage of direct sales was primarily attributable to a lower mix of roofing sales to lumber yards and other building material suppliers, which are more commonly facilitated by direct shipment. Our Midwest region was most impacted by the decline in direct sales and this contributed to a decline in its net operating results compared to last year.

Operating Expenses

For the Three Months Ended

	June 30,	June 30,
	2013	2012	Change
	(dollars in millions)

Operating expenses	$99.4	$89.5	$9.9		11.0%
Existing markets	84.6	88.3	(3.7)		-4.2%

Operating expenses as a % of sales	15.8%	16.0%		-0.2%
Existing markets	15.0%	15.9%		-0.9%

The primary factors for the lower operating expenses in our existing markets were as follows:

•	decreased bad debt expense ($1.7 million) due primarily to continued improvement in accounts receivable aging and continuing very low historical write-offs; and
•	lower bonus and profit-sharing expense ($1.2 million) due to below-plan operating results.

Existing market operating expenses in 2012 were unfavorably impacted by a $1.3 million increase in the liability for Enercon’s contingent consideration as discussed in Note 4. In 2013, we expensed a total of $3.5 million for the amortization of intangible assets recorded under purchase accounting compared to $2.3 million in 2012. That increase, most of which is included in our acquired market results, was due to the impact of the acquisitions completed since last year’s third quarter. Our existing market operating expenses decreased as a percentage of the related net sales in 2013 due to the decline in the expenses discussed above and the favorable impact from the slight increase in our existing market sales.

Interest Expense and Other Financing Costs

Interest expense and other financing costs were $2.7 million in 2013 compared to $8.2 million in 2012. Last year’s interest expense included charges of $3.7 million (net) for the recognition of the fair value of prior interest rate derivatives and $1.2 million resulting from the refinancing of our debt. Interest expense would have been $0.7 and $3.7 million lower in 2013 and 2012, respectively, without the impact of our interest rate derivatives.

Income Taxes

Income tax expense was $18.1 million in 2013, an effective rate of 40.0%, compared to $17.7 million in 2012, an effective rate of 41.1%. The prior year rate included the impact from certain discrete items. We currently expect our annual tax rate to be approximately 40%.

Nine Months Ended June 30, 2013 ("YTD 2013") Compared to the June 30, 2012 ("YTD 2012")

Existing and Acquired Markets

	Existing Markets		Acquired Markets		Consolidated
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
		(dollars in thousands)

Net Sales	$1,379,459	$1,407,097	$177,696	$38,440	$1,557,155	$1,445,537

Gross Profit	326,582	341,677	47,156	10,100	373,738	351,777
Gross Margin	23.7%	24.3%	26.5%	26.3%	24.0%	24.3%

Operating Expenses	241,381	244,397	50,207	12,010	291,588	256,407
Operating Expenses as a % of Net Sales	17.5%	17.4%	28.3%	31.2%	18.7%	17.7%

Operating Income (Loss)	$85,201	$97,280	$(3,051)	$(1,910)	$82,150	$95,370
Operating Margin	6.2%	6.9%	-1.7%	-5.0%	5.3%	6.6%

The nine month operating expenses in acquired markets above for 2013 and 2012 include $5.5 and $1.1 million of amortization of intangible assets recorded under purchase accounting, respectively.

Net Sales

Consolidated net sales increased $111.6 million, or 7.7%, to $1.56 billion in YTD 2013 from $1.45 billion in YTD 2012. Existing market sales declined $27.6 million or 2.0% (2.5% on a sales per day basis), while acquired market sales increased $139.3 million. There were 189 business days in YTD 2013 compared to 188 in YTD 2012. We estimate the favorable impact on existing market sales from the increase in the number of business days was approximately $7 million. We believe the decline in our YTD 2013 existing market sales was influenced primarily by the impact of less favorable weather conditions, including fewer hail storms, on our roofing sales (see discussion above for the third quarter), and a lower level of commercial roofing projects in the first half of the year, partially offset by an increase in our complementary product sales.

We opened three branches, closed two branches, and acquired nineteen branches in YTD 2013, while in YTD 2012 we opened two branches, closed two branches and acquired fifteen branches. The impact of inflation on our sales and gross profit during YTD 2013 as compared to YTD 2012 was similar to the effects noted above for the third quarter, with an estimated favorable impact of $7 million on existing market sales. We estimate the unfavorable impact on existing market sales from volume decreases was approximately $42 million. Existing YTD 2013 market net sales by geographical area increased (decreased) as follows: Northeast (8.2%); Mid-Atlantic (9.9%); Southeast 16.5%; Southwest 12.6%; Midwest (11.0%); West (8.4%); and Canada 2.5%. These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

For the Nine Months Ended

	June 30,		June 30,				% Change Based
	2013		2012				On Average Sales
	Sales	Mix	Sales	Mix	Change		Per Business Day
	(dollars in thousands)

Residential roofing products	$684,089	49.6%	$695,143	49.4%	$(11,054)	-1.6%	-2.1%
Non-residential roofing products	506,039	36.7%	531,592	37.8%	(25,553)	-4.8	-5.3
Complementary building products	189,331	13.7%	180,362	12.8%	8,969	5.0	4.4

Total existing market sales	$1,379,459	100.0%	$1,407,097	100.0%	$(27,638)	-2.0%	-2.5%

For YTD 2013, our acquired markets recognized sales of $81.2, $58.4 and $38.1 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The YTD 2013 existing market sales of $1.38 billion plus the sales from acquired markets of $177.7 million agrees (rounded) to our reported total YTD 2013 sales of $1.56 billion. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Nine Months Ended

	June 30,	June 30,
	2013	2012	Change
	(dollars in millions)

Gross profit	$373.7	$351.8	$21.9		6.2%
Existing markets	326.6	341.7	(15.1)		-4.4%

Gross margin	24.0%	24.3%		-0.3%
Existing markets	23.7%	24.3%		-0.6%

The lower gross margins in YTD 2013 were mainly due to an increase in the net product costs of our residential roofing product sales, not consistently passed through to customers, partially offset by a slightly higher mix of those residential product sales, which generally have higher gross margins. Gross margins have been slightly lower in our non-residential roofing and complementary product sales in YTD 2013.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins and operating expenses than our warehouse sales, represented 17.6% and 18.2% of our net sales in YTD 2013 and YTD 2012, respectively. This slight decrease in the percentage of direct sales was primarily attributable to the lower mix of non-residential roofing product sales, which are more commonly facilitated by direct shipment. Our Southeast region was the most impacted by the decline in direct sales, however there were no material regional impacts on YTD 2013 operating income from changes in the direct sales mix.

Operating Expenses

For the Nine Months Ended

	June 30,	June 30,
	2013	2012	Change
	(dollars in millions)

Operating expenses	$291.6	$256.4	$35.2		13.7%
Existing markets	$241.4	$244.4	$(3.0)		-1.2%

Operating expenses as a % of sales	18.7%	17.7%		1.0%
Existing markets	17.5%	17.4%		0.1%

The following items were the leading factors of the change in operating expenses in our existing markets:

•	decreased bad debt expense of $3.9 million due primarily to a lower percentage of past-due accounts and very low historical write-offs; and
•	lower employee benefit costs of $1.5 million due primarily to lower bonus and profit-sharing accruals;

partially offset by

•	increased payroll and related costs of $2.3 million due primarily to the increase in the more labor-intensive complementary sales and an increase in overtime expense, as well as the decline in the direct sales mix.

In YTD 2013 and YTD 2012, we expensed a total of $10.2 and $6.6 million, respectively, for the amortization of intangible assets recorded under purchase accounting, including the impact from acquisitions completed since last year’s third quarter. Our existing market operating expenses as a percentage of the related net sales increased to 18.7% in YTD 2013 from 17.7% in YTD 2012 due to the impact from the lower existing market sales.

Interest Expense and Other Financing Costs

Interest expense and other financing costs were $6.6 million in YTD 2013 compared to $14.7 million in YTD 2012. This year’s interest expense benefitted from lower outstanding total debt. In addition, the YTD 2013 expense includes a credit of $2.6 million for the recognition of the fair value of prior interest rate derivatives (Note 5) and expense of $0.8 million resulting from the amortization of deferred financing costs. Interest expense would have been $1.9 million higher in YTD 2013 and $6.1 million lower in YTD 2012 without the impact of interest rate derivatives.

Income Taxes

The income tax expense was $30.4 million in YTD 2013, an effective tax rate of 40.2%, and $33.0 million in YTD 2012, an effective tax rate of 40.9%. Last year’s rate reflects a greater unfavorable impact from certain discrete tax items. We currently expect our annual tax rate to be approximately 40%.

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

	Fiscal year 2013			Fiscal year 2012

	Qtr 1	Qtr 2	Qtr 3	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data)
	(unaudited)
Net sales	$513.7	$416.3	$627.2	$489.9	$395.2	$560.5	$598.1
Gross profit	$126.8	$99.7	147.3	117.3	93.7	140.7	149.6
Income from operations	$32.3	$1.9	48.0	34.3	9.8	51.3	48.3
Net income (loss)	$18.2	$(0.2)	27.2	$19.1	$3.1	$25.4	$27.9

Earnings per share - basic	$0.38	$-	$0.56	$0.41	$0.07	$0.54	$0.59
Earnings per share - fully diluted	$0.37	$-	$0.55	$0.41	$0.07	$0.53	$0.58

Quarterly sales as % of year's sales				24.0%	19.3%	27.4%	29.3%
Quarterly gross profit as % of year's gross profit				23.4%	18.7%	28.1%	29.8%
Quarterly income from operations as % of year's income from operations				23.9%	6.8%	35.7%	33.6%

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

Liquidity and Capital Resources

We had cash and cash equivalents of $26.4 million at June 30, 2013 compared to $31.2 million at June 30, 2012 and $40.2 million at September 30, 2012. Our net working capital was $359.8 million at June 30, 2013 compared to $313.1 million at June 30, 2012 and $334.8 million at September 30, 2012.

2013 Compared to 2012

Our net cash provided by operating activities was $49.4 million in 2013 compared to $35.3 million provided in 2012. This increase in cash from operations was primarily due to less cash used by working capital changes in 2013. The 2013 changes in working capital consisted of the negative impacts from an increase in inventories of $102.9 million, a $10.0 million increase in prepaid expenses and other assets, and a $7.5 million decrease in accounts receivable, mostly offset by the positive impact from a $96.4 million increase in accounts payable and accrued expenses. Our accounts receivable days sales outstanding (calculated based on the ending accounts receivable balance and the most recent quarter’s sales) remained approximately the same as last year. Year-to-date 2013 inventory turns also remained approximately the same as last year. This year’s increase in accounts payable and accrued expenses was much higher than in 2012 due mostly to a high level of June 2013 special buys this year as compared to earlier inventory purchases last year.

Net cash used by investing activities was $81.5 million in 2013 compared to $105.7 million used in 2012. Capital expenditures were $17.9 million in 2013 compared to $12.2 million in 2012. In addition, we spent $64.5 million on acquisitions in 2013 compared to $94.5 million in 2012. We currently expect fiscal year 2013 capital expenditures to total between 1.0% to 1.2% of net sales, mostly dependent upon our sales volume and exclusive of the impact of branch openings.

Net cash provided by financing activities was $17.1 million in 2013 compared to cash used of $41.8 million in 2012. In 2013, there were $7.9 million of loan repayments, net of $4.0 million of new equipment financing, and we borrowed a net of $3.7 million under our revolving lines of credit. We also had $17.3 million of proceeds from exercises of stock options. The financing activities in 2012 primarily reflected the impact of our April 2012 refinancing, as well as normal repayments under our credit and equipment financing facilities and proceeds from exercises of stock options.

Capital Resources

Our principal source of liquidity at June 30, 2013 was our cash and cash equivalents of $26.4 million and our available borrowings of $288.4 million under our revolving lines of credit, which took into account all of the debt covenants under the Credit Facility (see below), including the maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets were classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months.

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

Senior Secured Credit Facility

On April 5, 2012, we entered into a five-year senior secured credit facility that includes a $550 million U.S. credit facility and a C$15 million ($14.7 million) Canadian credit facility with Wells Fargo Bank, National Association, and a syndicate of other lenders (combined, the “Credit Facility”). The $550 million U.S credit facility consists of a revolving credit facility of $325 million (the “U.S. Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $225 million term loan (the “Term Loan”). The Term Loan has required amortization of 5% per year that is payable in quarterly installments, with the balance due on June 30, 2017. We may increase the Credit Facility by up to $200 million under certain conditions. At June 30, 2013, there was $37.4 and $210.9 million outstanding under the U.S. Revolver and Term Loan, respectively, and $7.6 million outstanding under the Canadian credit facility. There were $7.0, $5.5 and $5.5 million of outstanding standby letters of credit at June 30, 2013, June 30, 2012 and September 30, 2012, respectively.

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

Our outstanding borrowings under the U.S. Revolver at June 30, 2013 carried an interest rate of LIBOR plus 1.75% (1.95% at June 30, 2013) for $25.0 million and the remainder at the base rate (4.0%). The outstanding borrowings under the Canada revolver carried an interest rate of Canadian Prime Rate plus 0.75% (3.75% at June 30, 2013). The Term Loan balance carried an interest rate of LIBOR plus 1.75% (1.95% at June 30, 2013).

Financial covenants under the Credit Facility are as follows:

Maximum Consolidated Total Leverage Ratio

On the last day of each fiscal quarter, our Consolidated Total Leverage Ratio (the ratio of our outstanding debt to our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation), as more fully defined in the Credit Facility, must not be greater than 3.50:1.0 or 4.00:1.0 under a one-time request subsequent to an acquisition. At June 30, 2013, this ratio was 1.61:1.

Minimum Consolidated Interest Coverage Ratio

On the last day of each fiscal quarter, our Consolidated Interest Coverage Ratio (the ratio of our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation to our cash interest expense for the same period), as more fully defined in the Credit Facility, must not be less than 3.00:1.0. At June 30, 2013, this ratio was 16.72:1.

As of June 30, 2013, we were in compliance with these covenants. Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

Equipment Financing Facilities

As of June 30, 2013, there was a total of $11.8 million outstanding under current and prior equipment financing facilities, with fixed interest rates ranging from 2.5% to 6.8% and payments due through June 2020. The Company’s current facility provides financing for up to $30 million of purchased transportation and material handling equipment through October 1, 2014 at an interest rate approximately 1.26% above the 3-year term swap rate for 5-year loans and 1.21% above the 4-year swap rate for 7-year loans. No further amounts can be drawn on the prior facilities.

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

At June 30, 2013, we had $210.9 million of term loans outstanding under our Credit Facility, $45.0 million of borrowings under revolving lines of credit, and $11.8 million of equipment financing outstanding. Our weighted-average effective interest rate on all of that debt, including the impact of the interest rate swap, was 3.10% at June 30, 2013 (2.42% at June 30, 2012, when the old swaps had become ineffective). At June 30, 2013, a hypothetical 10% increase in interest rates in effect at that date would have increased annual interest expense by only $0.1 million, since the interest rate on most of our outstanding debt is fixed by the interest rate swap.

We enter into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements discussed below are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The aggregate fair value of these swaps represented an unrealized loss of $3.2 million at June 30, 2013. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at June 30, 2013, would result in an aggregate unrealized gain or (loss) in value of the swaps of approximately $0.7 million or ($0.7) million, respectively.

Financial Derivatives

As discussed above, we use interest rate derivative instruments to manage our exposure related to fluctuating cash flows from changes in interest rates by converting a portion of our variable-rate borrowings into fixed-rate borrowings. As of June 30, 2013, we had the following interest rate derivative instrument outstanding: a $213.8 million interest rate swap with monthly interest payments at a fixed rate of 1.38%, which commenced on March 28, 2013. This interest rate swap has been designated as a cash flow hedge and amortizes at $2.8 million per quarter beginning on June 28, 2013 and expires on June 30, 2017.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended September 30, 2012.

Item 4.    Controls and Procedures

As of June 30, 2013, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")). Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2013.

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

