Form 10-K
period 2013-09-30
BEACON ROOFING SUPPLY INC
filed 2013-11-27
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                                to

Commission File Number 000-50924

BEACON ROOFING SUPPLY, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4173371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Address of principal executive offices: 505 Huntmar Park Drive, Suite 300, Herndon, VA 20170

Registrant's telephone number, including area code: (571) 323-3939

Securities registered pursuant to section 12(b) of the Act:

Common Stock, $0.01 par value	The NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the end of the second quarter ended March 31, 2013 was $1,878,622,217.

The number of shares of common stock outstanding as of November 1, 2013 was 48,997,267.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

Table of Contents

BEACON ROOFING SUPPLY, INC.

Index to Annual Report

on Form 10-K

Year Ended September 30, 2013

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

PART I

ITEM 1.    BUSINESS

Overview

We are one of the largest distributors of residential and non-residential roofing materials in the United States and Canada. We also distribute other complementary building materials, including siding, windows, specialty lumber products and waterproofing systems for residential and nonresidential building exteriors. As of September 30, 2013, we operated 236 branches in 39 states and 6 Canadian provinces, carrying up to 11,000 SKUs at each branch and serving more than 47,000 customers. We are a leading distributor of roofing materials in key metropolitan markets in the Northeast, Mid-Atlantic, Midwest, Central Plains, West, South and Southwest regions of the United States and across Canada.

For the fiscal year ended September 30, 2013 (“fiscal year 2013” or “2013”), residential roofing products comprised 49% of our sales, non-residential roofing products accounted for 37% of our sales, and siding, waterproofing systems, windows, specialty lumber and other exterior building products provided the remaining 14% of our sales. Approximately 92% of our net sales were in the United States.

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

We have achieved our growth through a combination of 25 strategic and complementary acquisitions between fiscal years 2004 and 2013, opening new branch locations and broadening our product offering. In 2013, we acquired 19 branches and opened ten new branches and closed two branches. We have grown from $652.9 million in sales in fiscal year 2004 to $2.241 billion in sales in fiscal year 2013, which represents a ten-year compound annual growth rate of 13.1%.  Our internal growth, which includes growth from existing and newly opened branches but excludes growth from acquired branches, averaged 4.7% per annum over the same period. Acquired branches are excluded from internal growth measures until they have been under our ownership for at least four full fiscal quarters at the start of the reporting period. During this period, we opened 46 new branch locations (of which we have only closed five), while our same store sales increased an average of 1.7% per annum. Same store sales are defined as the aggregate sales from branches open for the entire comparable annual periods. Income from operations has increased from $34.7 million in fiscal year 2004 to $129.7 million in fiscal year 2013, which represents a ten-year compound annual growth rate of 14.1%. We believe that our proven business model can continue to deliver industry-leading growth and operating profit margins.

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

History

Our predecessor, Beacon Sales Company, Inc., was founded in Charlestown, Massachusetts (part of Boston) in 1928. In 1984, when Beacon Sales Company was acquired by a group of individual investors, Beacon operated three distribution facilities and generated approximately $16 million in annual revenue. In August 1997, Code, Hennessy & Simmons III, L.P., a Chicago-based private equity fund, and certain members of management, purchased Beacon Sales Company to use it as a platform to acquire leading regional roofing materials distributors throughout the United States and Canada. At the time of the purchase in 1997, Beacon Sales Company operated seven branches in New England and generated approximately $72 million of annual revenue, primarily from the sale of non-residential roofing products. Since 1997 and through fiscal year 2013, we made 31 strategic and complementary acquisitions and opened 51 new branches (of which we only closed five). We have also expanded our product offerings to offer more residential roofing products and complementary exterior building materials and related services. Our strategic acquisitions, new branch openings, and product line extensions have increased the diversity of both our customer base and our local market focus, while generating cost savings through increased purchasing power and lower overhead expenses as a percentage of net sales. We completed an initial public offering ("IPO") and became a public company in September 2004, and completed a follow-on stock offering in December 2005.

We were incorporated in Delaware in 1997. Our principal executive offices are located at 505 Huntmar Park Drive, Suite 300, Herndon, Virginia 20170 and our telephone number is (571) 323-3939. Our Internet website address is www.beaconroofingsupply.com.

U.S. Industry Overview

The U.S. roofing market was estimated to be valued at approximately $20.2 billion in 2012 and is projected to grow 6.2% annually through 2017 to $27.2 billion, according to a 2013 industry report published by The Freedonia Group. This will be a turnaround from the 2007-2012 period, when roofing demand declined as building construction spending dropped during the 2007-2009 recession and its aftermath. Going forward, rebounding building construction expenditures will drive advances. The new residential market is expected to see the most rapid gains as housing starts rise from their depressed 2012 base.

The U.S. roofing market can be separated into two categories: the residential roofing market and the non-residential roofing market. The residential roofing market accounted for approximately 58% of the total U.S. market by unit volume (48.4% of total dollar demand) in 2012. Through 2017, residential roofing construction in dollars is expected to grow at 8.0%, which is much faster than the non-residential roofing construction growth rate of 4.3%, as new residential construction is projected to continue to recover from the low levels experienced from the 2007-2009 recession and its aftermath.

Traditionally, over 75% of expenditures in the roofing market are for re-roofing projects, with the balance being for new construction. Because of the depressed level of new construction and damage caused by Hurricane Sandy and other storms, re-roofing represented over 85% of the expenditures for roofing in 2012. Re-roofing projects are generally considered maintenance and repair expenditures and are less likely than new construction projects to be postponed during periods of recession or slow economic growth. As a result, demand for roofing products is less volatile than overall demand for construction products.

Regional variations in economic activity influence the level of demand for roofing products across the United States. Of particular importance are regional differences in the level of new home construction and renovation, since the residential market for roofing products accounts for approximately 58% of unit demand. Demographic trends, including population growth and migration, contribute to the regional variations through their influence on regional housing starts and existing home sales.

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

Residential roofing market

Within the residential roofing market, the re-roofing market is currently more than six times the size of the new roofing market, accounting for approximately 86% of the residential roofing unit demand in 2012 compared to a historic long-term rate of about 75%.

Driving the demand for re-roofing is an aging U.S. housing stock. Over 61% of the U.S. housing stock was built prior to 1980, with the median age of homes in 2012 at 37 years old. Asphalt shingles dominate the residential roofing market, with an approximate 85% share, and historically have had an expected average useful life of 15 to 20 years. Residential roofing demand is forecast to grow 4.5% per year to 163.5 million squares through 2017.

A number of other factors can also generate re-roofing demand, including one-time weather damage and homeowners looking to upgrade their homes. In addition, sales of existing homes can affect re-roofing demand, as some renovation decisions are made by sellers preparing their houses for sale and others are made by new owners within the first two years of occupancy.

Within the new construction portion of the residential roofing market, housing starts together with larger average roof sizes have supported prior growth in new residential roofing demand. Demand for roofing installed in new residential construction and additions to existing structures is forecast to grow over 15% annually to 37.5 million squares in 2017. This will be a turnaround from the 2007-2012 period, when roofing demand dropped at a double-digit annual pace as housing starts declined precipitously during the 2007-2009 recession. Going forward, new residential roofing demand will be driven by the expected rebound in housing starts from their low 2012 level.

Non-residential roofing market

Non-residential roofing demand is forecast to advance 2% per year to 104.5 million squares through 2017. Gains will be driven by the non-residential new construction, which is expected to see 8% annual gains during that time. Growth will be spurred by the strong rebound in office and commercial and institutional construction expenditures and continuing increases in industrial construction spending.

In 2012, re-roofing projects represented approximately 84% of the total non-residential demand. As with residential re-roofing, non-residential re-roofing activity tends to be less cyclical than new construction and depends, in part, upon the types of materials on existing roofs, their expected lifespan and intervening factors such as wind or water damage.

The non-residential roofing market includes an office and commercial market, an industrial market, and an institutional market. Office and commercial roofing projects is the single largest component of the non-residential roofing market at 51%. Industrial roofing projects represent 21% of non-residential roofing product sales, while institutional projects and others make up the remaining 28% of non-residential roofing demand.

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

These complementary products are a major component of the overall building products market. The U.S. siding market was approximately $8.2 billion in 2011, while the U.S. window and door industry was approximately $26.5 billion in 2012, the most recent information available to us. Both of these markets have been negatively impacted by the low level of new housing starts in recent years, but are expected to grow at an annual rate of approximately 8% over the next five years.

Our Strengths

We believe the sales and earnings growth we have achieved over time has been and will continue to be driven by our primary competitive strengths, which include the following:

•	National scope combined with regional expertise. We believe we are the second largest roofing materials distributor in the United States and Canada. We utilize a branch-based operating model in which branches maintain local customer relationships but benefit from centralized functions such as information technology, accounting, financial reporting, credit, purchasing, legal and tax services. This allows us to provide customers with specialized products and personalized local services tailored to a geographic region, while benefiting from the resources and scale efficiencies of a national distributor.

•	Diversified business model that reduces impact of economic downturns. We believe that our business is meaningfully protected in an economic downturn because of a high concentration of non-discretionary re-roofing business; the mix of our sales between residential and non-residential products; our geographic and customer diversity; and our financial and operational ability to expand our business and obtain market share.

•	Superior customer service. We believe that our high level of customer service and support differentiates us from our competitors. We employ experienced salespeople who provide technical advice and assistance in properly identifying products for various applications. We also provide services such as safe and timely job site delivery, logistical support and marketing assistance. We believe that the services provided by our employees improve our customers' efficiency and profitability which, in turn, strengthens our customer relationships.

•	Strong platform for growth and acquisition. Over the period from 1997 through 2013, we increased revenue at rates well in excess of the overall growth in the roofing materials distribution industry. We have expanded our business through strategic acquisitions, new branch openings, and the diversification of our product offering. We have generally improved the financial and operating performance of our acquired companies and helped them to grow their businesses following acquisition.

•	Sophisticated IT platform. All of our locations, except for one fabrication facility, operate on the same management information systems. We have made a significant investment in our information systems, which we believe are among the most advanced in the roofing distribution industry. These systems provide us with a consistent platform across all of our operations and help us to achieve operating efficiencies in purchasing, pricing and inventory management and a high level of customer service. Our systems have substantial capacity to handle our future growth plans without requiring significant additional investment.

•	Industry-leading management team. We believe that our key personnel, including branch managers, regional vice presidents and executive officers, are among the most experienced members of the roofing industry.

•	Extensive product offering and strong supplier relationships. We have a product offering of approximately 11,000 SKUs, representing an extensive assortment of high-quality branded products. We believe that this product offering has been a significant factor in attracting and retaining many of our customers. Because of our significant scale, product expertise and reputation in the markets that we serve, we have established strong ties to the major roofing materials manufacturers and are able to achieve substantial volume discounts.

 Growth Strategies

Our objective is to become the preferred supplier of roofing and other exterior building product materials in the U.S. and Canadian markets while continuing to increase our revenue base and maximize our profitability. We plan to attain these goals by executing the following strategies:

•	Pursue acquisitions of regional market-leading roofing materials distributors. Acquisitions are an important component of our growth strategy. We believe there are significant opportunities to further grow our business through disciplined, strategic acquisitions. With only a few large, well-capitalized competitors in the industry, we believe we can continue to build on our distribution platform by successfully acquiring additional roofing materials distributors. Between 2003 and 2013, we successfully integrated 25 strategic and complementary acquisitions.

•	Expand through new branch openings. Significant opportunities exist to expand or intensify our geographic focus by opening additional branches in contiguous or existing regions. Since 1997, we have successfully entered numerous markets through greenfield expansion. Our typical strategy with respect to greenfield opportunities is to open branches: (1) within our existing markets; (2) where existing customers have expanded into new markets; or (3) in areas that have limited or no acquisition candidates and are a good fit with our business model. At times, we have acquired small distributors with one to three branches to fill in existing regions.

•	Expand product and service offerings. We believe that continuing to increase the breadth of our product line and customer services are effective methods of increasing sales to current customers and attracting new customers. We work closely with customers and suppliers to identify new building products and services, including varieties of windows, siding, waterproofing systems, insulation and metal fabrication. In addition, we believe we can expand our business by introducing products currently only sold in certain of our markets into some of our other markets. We also believe we can expand particular product sales that are stronger in certain of our markets into markets where those products have not sold as well (e.g., expanding nonresidential roofing sales into markets that sell mostly residential roofing).

Products and Services

Products

The ability to provide a broad range of products is essential in roofing materials distribution. We carry one of the most extensive arrays of high-quality branded products in the industry, enabling us to deliver a wide variety of products to our customers on a timely basis. We are able to fulfill the vast majority of our warehouse orders through the breadth and depth of the inventories at our branches. Our product portfolio includes residential and non-residential roofing products as well as complementary building products such as siding, windows and specialty lumber products. Our product lines are designed to meet the requirements of both residential and non-residential roofing contractors.

Product Portfolio
Residential Roofing Products	Non-Residential Roofing Products	Complementary Building Products
Asphalt shingles	Single-ply roofing	Siding	Windows/Doors
Synthetic slate and tile	Asphalt	Vinyl siding	Vinyl windows
Clay tile	Metal	Cedar siding	Aluminum windows
Concrete tile	Modified bitumen	Fiber cement siding	Wood windows
Slate	Build-up roofing	Soffits	Wood doors
Nail base insulation	Cements and coatings	House wraps	Patio doors
Metal roofing	Insulation – flat stock & tapered	Vapor barriers	Skylights
Felt		Stone veneer
Wood shingles and shakes	Commercial fasteners
Nails and fasteners	Metal edges and flashings	Other	Specialty Lumber
Metal edgings and flashings	Sky lights, smoke and roof hatches	Water proofing	Redwood
		Building insulation	Red cedar decking
Prefabricated flashings	Sheet metal (copper, aluminum and steel)	Air barrier systems	Pressure treated lumber
Ridges and soffit vents		Gypsum	Fire treated plywood
Gutters and downspouts	Other accessories	Moldings	Synthetic decking
Other accessories		Patio covers	PVC trim boards
		Cultured stone	Synthetic
Millwork
Custom millwork

The products that we distribute are supplied by the industry's leading manufacturers of high-quality roofing materials and related products, such as Alcoa, Atlas, BPCO, Carlisle, CertainTeed, Continental Materials, Dow, Firestone, GAF Materials, IKO, James Hardie, Johns Manville, Mid-States Asphalt, Owens Corning, Simonton, Tamko and Revere Copper.

In the residential market, asphalt shingles comprise the largest share of the products we sell. We believe that we have also developed a service platform in the residential roofing market by distributing products such as high-end shingles, copper gutters and metal roofing products, as well as specialty lumber products for residential applications, including redwood, white and red cedar shingles, and red cedar siding. Additionally, we distribute gutters, downspouts, tools, nails, vinyl siding, windows, decking and related exterior shelter products to meet the expansive needs of our customers.

In the non-residential market, single-ply roofing systems and the associated insulation products comprise the largest share of our product offering. Our single-ply roofing systems consist primarily of Ethylene Propylene Diene Monomer (synthetic rubber) or EPDM and Thermoplastic Olefin or TPO, along with other roofing materials and related components. In addition to the broad range of single-ply roofing components, we sell asphaltic membranes and the insulation required in most non-residential roofing applications, such as tapered insulation. Our remaining non-residential products include metal roofing and flashings, fasteners, fabrics, coatings, roof drains, modified bitumen, built-up roofing and asphalt.

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

Customers

Our diverse customer base consists of more than 47,000 contractors, home builders, building owners, and other resellers primarily in the Northeast, Mid-Atlantic, Midwest, Central Plains, West, South and Southwest regions of the United States and across Canada. Our typical customer base varies by end market, with relatively small contractors in the residential market and small to large-sized contractors in the non-residential market. To a lesser extent, our customer base in a market can include general contractors, retailers and building materials suppliers.

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

Sales organization

We have attracted and retained an experienced sales force of about 1,180 people who are responsible for generating revenue at the local branch level. The expertise of our salespeople helps us to increase sales to existing customers and add new customers.

Each of our branches is headed by a branch manager, who also functions as the branch's sales manager. In addition, each branch generally employs one to four outside salespeople and one to five inside salespeople who report to their branch manager. Branches that focus primarily on the residential market typically staff a larger number of outside salespeople.

The primary responsibilities of our outside salespeople are to prospect for new customers and increase sales to existing customers. One of the ways our outside salespeople accomplish these objectives is by reviewing information from our proprietary LogicTrack software system, which extracts job and bid information from construction reports and other industry news services. The system extracts information on construction projects in our local markets from those industry services. Once a construction project is identified, our design and estimating team creates job quotes, which, along with pertinent bid and job information, are readily available to our salespeople through LogicTrack. Our outside salespeople then contact potential customers in an effort to solicit their interest in participating with us in the identified project. Throughout this process, LogicTrack maintains a record of quoting activity, due dates, and other data to allow tracking of the projects and efficient follow-up. By seeking a contractor to “partner with” on a bid, we increase the likelihood that such contractor will purchase their roofing materials and related products from us in the event that the contractor is selected for the project.

To complement our outside sales force, we have built an experienced and technically proficient inside sales staff that provides vital product expertise to our customers. Our inside sales force is responsible for fielding incoming orders, providing pricing quotations and responding to customer inquiries.

In addition to our outside and inside sales forces, we represent certain manufacturers for particular manufacturers' products. Currently, we have developed relationships with Carlisle and Owens Corning on this basis and employ representatives who act as liaisons (on behalf of property owners, architects, specifiers and consultants) between these roofing materials manufacturers and professional contractors.

Marketing

In order to capitalize on established customer relationships and locally developed brands, we have maintained the trade names of most of the businesses that we have acquired. These trade names—such Alabama Roofing Supply, Beacon Roofing Supply Canada Company, Beacon Sales Company, Best Distributing Company, Cassady Pierce, Coastal Metal Service, Construction Materials Supply, Dealers Choice, Enercon Products, Entrepot de la Toiture, Ford Wholesale Company, Fowler & Peth, Groupe Bédard, JGA Beacon, Lafayette Wood Works, McClure Johnston, Mississippi Roofing supply, North Coast Roofing Systems, Pacific Supply, Posi-Slope, Posi-Pentes, Quality Roofing Supply, Roof Depot, RSM Supply, Shelter Distribution, Southern Roof Center, Structural Materials, The Roof Center, West End Roofing, Siding & Windows — are well-known in the local markets in which the respective branches compete and are associated with high-quality products and customer service.

As a supplement to the efforts of our sales force, each of our branches communicates with residential and non-residential contractors in their local markets through newsletters, direct mail, social media and the Internet. In order to build and strengthen relationships with customers and vendors, we offer exclusive promotions and sponsor our own regional trade shows, which feature general business and roofing seminars for our customers and product demonstrations by our vendors. In addition, we attend numerous industry trade shows throughout the regions in which we compete, and we are an active member of the National Roofing Contractors Association, as well as certain regional contractors' associations.

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

Operations

Facilities

Our network of 236 branches as of September 30, 2013 serves metropolitan areas in 39 states and 6 Canadian provinces. This network has enabled us to effectively and efficiently serve a broad customer base and to achieve a leading market position in each of our core geographic markets.

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

Fleet

Our distribution infrastructure supports over 590,000 deliveries annually. To accomplish this, we maintained a dedicated owned fleet of 771 straight trucks, 305 tractors and 624 trailers as of September 30, 2013. Nearly all of our delivery vehicles are equipped with specialized equipment, including 894 truck-mounted forklifts, cranes, hydraulic booms and conveyors, which are necessary to deliver products to rooftop job sites in an efficient and safe manner and in accordance with our customers’ requirements.

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

We have financial reporting packages for branches and regions that allow them to compare branch by branch financial performance, which we believe is essential to operating each branch efficiently and more profitably. We also utilize a monthly benchmarking report that enables comparison of all of our branches' and regions’ performance in critical areas.

We place purchase orders electronically with some of our major vendors. The vendors then transmit their invoices electronically to us. Our system automatically matches these invoices with the related purchase orders and then schedules the associated payment. We also have the capability to handle customer processing electronically, although most customers prefer ordering through our sales force.

We completed a “paperless copy” process in 2012 whereby we scan or receive many financial, credit and other documents into a database for purposes of internal approvals, online viewing and auditing. Additionally, we initiated an Internet portal that allows customers to access their invoice history and make online payments.

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

Employees

As of September 30, 2013, we had 2,999 employees, consisting of 803 in sales and marketing, 377 in branch management, including supervisors, 1,380 warehouse workers, helpers and drivers, and 439 general and administrative personnel. Approximately 338 employees were added in 2012 from our acquisitions. We believe that our employee relations are good. As of September 30, 2013, 45 employees were represented by labor unions.

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

Geographic Data

For geographic data about our business, please see Note 14 to our Consolidated Financial Statements included elsewhere in this Form 10-K.

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

Our success will continue to depend to a significant extent on our executive officers and key management personnel, including our divisional executive vice presidents and regional vice presidents. We do not have key man life insurance covering any of our executive officers. We may not be able to retain our executive officers and key personnel or attract additional qualified management. The loss of any of our executive officers or other key management personnel, or our inability to recruit and retain qualified personnel, could hurt our ability to operate and make it difficult to execute our acquisition and internal growth strategies.

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

Acquisitions frequently result in the recording of goodwill and other intangible assets. At September 30, 2013, goodwill represented approximately 35% of our total assets. Goodwill is not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. Our accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine the fair values of our reporting units by using both a market and income approach.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of November 1, 2013, we lease 211 facilities, including our headquarters and other support facilities, throughout the United States and Canada. These leased facilities range in size from approximately 2,000 square feet to 137,000 square feet. In addition, we own 14 sales/warehouse facilities located in Manchester, New Hampshire; Reading, Pennsylvania; Montreal, Quebec (2); Sainte-Foy, Quebec; Delson, Quebec; Trois Rivieres, Quebec; Salisbury, Maryland; Hartford, Connecticut; Cranston, Rhode Island; Lancaster, Pennsylvania; Jacksonville, Florida; Easton, Maryland; and Manassas, Virginia. These owned facilities range in size from 11,500 square feet to 68,000 square feet. All of the owned properties are mortgaged to our senior lenders. We believe that our properties are in good operating condition and adequately serve our current business operations.

In October 2013, we opened two additional branches. As of November 1, 2013, we operated 238 branches, a few with multiple leased facilities or combined facilities, and eight other facilities were located in the following states and provinces:

	Number of
State	Branches	Other
Alabama	4
Arkansas	4
California	15
Colorado	7
Connecticut	2	1
Delaware	2
Florida	8	1
Georgia	8
Illinois	7
Indiana	6
Iowa	1
Kansas	4
Kentucky	4
Louisiana	5	1
Maine	1
Maryland	14	1
Massachusetts	10
Michigan	2
Minnesota	2
Mississippi	2
Missouri	8
Nebraska	5
New Hampshire	1
New Jersey	1
New Mexico	1
New York	1
North Carolina	11	1
Ohio	4
Oklahoma	3
Pennsylvania	27
Rhode Island	1
South Carolina	5
South Dakota	1
Tennessee	5
Texas	20
Vermont	1
Virginia	9	2
West Virginia	5
Wyoming	2
Subtotal—U.S.	219	7

Canadian Provinces
Alberta	3
Saskatchewan	2
British Columbia	3
Ontario	5	1
Quebec	5
Nova Scotia	1
Subtotal—Canada	19	1

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market (the “NASDAQ”) under the symbol “BECN”. The following table lists quarterly information on the price range of our common stock based on the high and low reported sale prices for our common stock as reported by NASDAQ for the periods indicated below:

	High	Low

Year ended September 30, 2012:

First quarter	$20.84	$15.34
Second quarter	$26.93	$20.23
Third quarter	$27.29	$22.93
Fourth quarter	$30.41	$24.09

Year ended September 30, 2013:

First quarter	$33.41	$27.70
Second quarter	$39.68	$33.28
Third quarter	$42.00	$35.22
Fourth quarter	$42.28	$34.82

There were 71 holders of record of our common stock as of November 1, 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the fourth quarter of the year ended September 30, 2013.

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

Performance Graph

The following graph compares the cumulative total shareholder return (including reinvestment of dividends) of Beacon Roofing Supply, Inc.'s common stock based on its market prices, beginning with the start of fiscal year 2009 and each fiscal year thereafter, with (i) the Nasdaq Index and (ii) the S&P 1500 Building Products Index.

The line graph assumes that $100 was invested in our common stock, the Nasdaq Index and the S&P 1500 Building Products Index on September 30, 2008. The closing price of our common stock on September 30, 2013 was $36.87. The stock price performance of Beacon Roofing Supply, Inc.'s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

ITEM 6.    SELECTED FINANCIAL DATA

You should read the following selected financial information together with our financial statements and related notes and "Management's discussion and analysis of financial condition and results of operations" also included in this Form 10-K. We have derived the statement of operations data for the years ended September 30, 2013, September 30, 2012 and September 30, 2011, and the balance sheet information at September 30, 2013 and September 30, 2012, from our audited financial statements included in this Form 10-K. We have derived the statements of operations data for the years ended September 30, 2010 and September 30, 2009, and the balance sheet data at September 30, 2011, September 30, 2010 and September 30, 2009, from our audited financial statements not included in this Form 10-K.

Statement of operations data

	2013	2012	2011	2010	2009
(dollars in thousands, except per share amounts)
Net sales	$2,240,723	$2,043,658	$1,817,423	$1,609,969	$1,733,967
Cost of products sold	1,709,326	1,542,254	1,397,798	1,249,869	1,322,845

Gross profit	531,397	501,404	419,625	360,100	411,122

Operating expenses	401,676	357,732	315,883	286,583	301,913

Income from operations	129,721	143,672	103,742	73,517	109,209
Interest expense, financing costs and other	(8,247)	(17,173)	(13,364)	(18,210)	(22,887)
Income taxes	(48,867)	(50,934)	(31,158)	(20,781)	(33,904)

Net income	$72,607	$75,565	$59,220	$34,526	$52,418

Net income per share
Basic	$1.50	$1.62	$1.29	$0.76	$1.16
Diluted	$1.47	$1.58	$1.27	$0.75	$1.15
Weighted average shares outstanding
Basic	48,472,240	46,718,948	45,919,198	45,480,922	45,007,313
Diluted	49,385,335	47,840,967	46,753,152	46,031,593	45,493,786

Other financial and operating data:
Depreciation and amortization	$30,415	$24,353	$25,060	$27,773	$30,389
Capital expenditures (excluding acquisitions)	$26,120	$17,404	$14,433	$10,268	$14,277
Number of branches at end of period	236	209	185	179	172

Balance sheet data

	September 30,
	2013	2012	2011	2010	2009
(dollars in thousands)
Cash and cash equivalents	$47,027	$40,205	$143,027	$117,136	$82,742

Total assets	$1,338,696	$1,216,982	$1,156,964	$1,042,189	$1,040,786

Borrowings under revolving lines of credit, current portions of long-term debt and other obligations	$62,524	$56,932	$15,605	$15,734	$15,092

Long-term debt, net of current portions:
Senior notes payable and other obligations	$196,875	$208,125	$301,544	$311,771	$322,090
Other long-term obligations	12,726	12,750	9,967	11,910	16,257

	$209,601	$220,875	$311,511	$323,681	$338,347

Stockholders' equity	$754,356	$651,962	$538,427	$468,844	$423,573

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

Depending on the market, each of our branches carries from about 2,000 to 11,000 SKUs, totaling to more than 200,000 SKUs throughout our network of 236 branches across the United States and Canada. In fiscal year 2013, approximately 92% of our net sales were in the United States. We stock one of the most extensive assortments of high-quality branded products in the industry, enabling us to deliver products to our customers on a timely basis.

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

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. Our main acquisition strategy is to target market leaders in geographic areas that we do not service or that complement our existing operations in an area. The following transactions highlight our recent success delivering on our growth strategy:

•	We have continued to focus on organic greenfield growth with the opening of 10 new branches in 2013, four new branches in 2012 and three new branches in 2011. These 17 new branch locations in the past three years have allowed us to strategically penetrate deeper into many of our existing markets and enter into new markets. Additionally in October 2013, we continued to accelerate our greenfield activity by opening two new branches bringing our branch count as of November 1, 2013 to 238.

•	In December 2012, we acquired Ford Wholesale Co., a distributor of residential and commercial roofing and related accessories with three locations in Northern California. This acquisition provided entry into a new geographic market with no branch overlap with our existing operations.

•	In November 2012, we acquired McClure-Johnston a distributor of residential and commercial roofing products and related accessories, which was headquartered in the Pittsburgh area and had 14 branches at the time of acquisition, including eight in Pennsylvania, three in West Virginia, one in Western Maryland and two in Georgia. This acquisition complemented an existing market in which we previously had operations, allowing us to capture more of the localized market share.

•	In July 2012, we acquired Structural Materials Co. ("Structural"), a distributor of residential and commercial roofing products and related accessories headquartered in Santa Ana, CA. Structural has six locations in Los Angeles and Orange Counties and in the surrounding areas, which we integrated into our existing Pacific Supply region in Southern California.

•	In May 2011, we acquired Enercon Products Inc. (“Enercon”), a roofing distributor with six locations in Western Canada. Headquartered within its branch in Edmonton, Enercon also has branches in Calgary, Regina and Saskatoon and two branches in Vancouver. This acquisition provided entry into a new geographic market with no branch overlap with our existing operations.

General

We sell all materials necessary to install, replace and repair residential and non-residential roofs, including:

•	Shingles;

•	Single-ply roofing;

•	Metal roofing and accessories;

•	Modified bitumen;

•	Built up roofing;

•	Insulation;

•	Slate and tile;

•	Fasteners, coatings and cements; and

•	Other roofing accessories.

We also sell complementary building products such as:

•	Vinyl siding;

•	Doors, windows and millwork;

•	Wood and fiber cement siding;

•	Residential insulation; and

•	Waterproofing systems.

  The following is a summary of our net sales by product group (in thousands) for the last three full fiscal years (“2013”, “2012” and “2011”). Percentages may not total due to rounding.

	Year Ended September 30,
	2013		2012		2011
	Net Sales	Mix	Net Sales	Mix	Net Sales	Mix
(dollars in thousands)
Residential roofing products	$1,100,508	49.1%	$1,023,547	50.1%	$849,970	46.8%
Non-residential roofing products	822,726	36.7%	757,906	37.1%	718,145	39.5%
Complementary building products	317,489	14.2%	262,205	12.8%	249,308	13.7%

	$2,240,723	100.0%	$2,043,658	100.0%	$1,817,423	100.0%

We have over 47,000 customers, none of which individually represent more than 2% of our total net sales. Many of our customers are small to mid-size contractors with relatively limited capital resources. We maintain strict credit review and approval policies, which has helped to keep losses from uncollectible customer receivables within our expectations. Bad debt expense in 2013 was less than 0.1% due primarily to continued improvement in the economy and credit environment. Bad debt expense in 2012 was in line with our normal historical levels at approximately 0.2% of net sales, while bad debts in 2011 were slightly higher than normal levels at 0.4% of net sales but still within our tolerance in consideration of the recovering economy.

Our expenses consist primarily of the cost of products purchased for resale, labor, fleet, occupancy, and selling and administrative expenses. We compete for business and may respond to competitive pressures at times by lowering prices in order to maintain our market share.

We opened 10 new branches in 2013, four new branches in 2012 and three in 2011. While we slowed the pace of new branch openings following the economic downturn that began in 2007, we began increasing our greenfield activity in 2013 which we expect to continue through 2014 as part of our continued growth strategy. Typically, when we open a new branch, we transfer a certain level of existing business from an existing branch to the new branch. This allows the new branch to commence with a base business and also allows the existing branch to target other growth opportunities.

In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth, we include growth from existing and newly opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. When we refer to regions, we are referring to our geographic regions. At September 30, 2013, we had a total of 236 branches in operation. Our existing market calculations for 2013 include 196 branches and exclude 40 branches because they were acquired after the start of last year. Acquired markets for 2013 include Cassady Pierce, Structural Materials, CRS, McClure-Johnston, Ford Wholesale, Construction Materials Supply, The Roofing Connection and Fowler & Peth (See Note 4 to the Consolidated Financial Statements).

When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

Results of operations

The following discussion compares our results of operations for 2013, 2012 and 2011.

The following table presents information derived from our consolidated statements of operations expressed as a percentage of net sales for each of the respective the periods indicated. Percentages may not total due to rounding.

	Year ended September 30,
	2013	2012	2011

Net sales	100.0%	100.0%	100.0
Cost of products sold	76.3	75.5	76.9

Gross profit	23.7	24.5	23.1

Operating expenses	17.9	17.5	17.4

Income from operations	5.8	7.0	5.7
Interest expense, financing costs and other	(0.4)	(0.8)	(0.7)

Income before income taxes	5.4	6.2	5.0
Income taxes	(2.2)	(2.5)	(1.7)

Net income	3.2%	3.7%	3.3%

2013 compared to 2012

The following table shows a summary of our results of operations for 2013 and 2012, broken down by existing markets and acquired markets.

	Existing Markets		Acquired Markets		Consolidated
(dollars in thousands)	2013	2012	2013	2012	2013	2012

Net sales	$1,975,612	$1,952,942	$265,111	$90,716	$2,240,723	$2,043,658

Gross profit	462,198	477,263	69,199	24,141	531,397	501,404
Gross margin	23.4%	24.4%	26.1%	26.6%	23.7%	24.5%

Operating expenses	333,144	332,065	68,532	25,667	401,676	357,732
Operating expenses as a % of net sales	16.9%	17.0%	25.9%	28.3%	17.9%	17.5%

Operating income (loss)	$129,054	$145,198	$667	$(1,526)	$129,721	$143,672
Operating margin	6.5%	7.4%	0.3%	-1.7%	5.8%	7.0%

The operating expenses in acquired markets above for 2013 and 2012 include $7.9 and $2.1 million of amortization of intangible assets recorded under purchase accounting, respectively.

Net Sales

Consolidated net sales increased $197.1 million, or 9.6%, to $2.24 billion in 2013 from $2.04 billion in 2012. Existing market sales increased $22.7 million or 1.2% (0.4% based on the same number of business days). Acquired market sales increased $174.4 million due to a full year’s sales impact from the 2012 acquisitions and the partial year impact from our 2013 acquisitions. We attribute the existing market sales increase primarily to the following factors:

•	better weather conditions in the fourth quarter of this year allowed for an increase in roofing activities, especially residential roofing; and

•	strong growth in complementary building product sales.

Partially offset by:

•	by heavy rains in several regions during the third quarter and fewer hail storms in 2013;

•	last year’s very high level of re-roofing activities, including the beneficial impact from mild weather in December 2011 and strong carry over business from the significant storm activity in 2011; and

•	a slowdown in non-residential roofing activity in 2013, primarily in the first half of the year.

In 2013, we acquired 19 branches, opened 10 new branches, and closed two branches. In 2013, we have estimated the impact of inflation or deflation on our existing market sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average selling prices for residential and non-residential were flat overall (each less than +/-1% movement) in 2013 compared to 2012, while complementary product prices were up approximately 3%. Overall, blended price increases contributed an approximate $10 million of incremental sales in 2013 compared to 2012. Additionally, we also benefited from 253 business days in 2013 compared to 251 in 2012 which contributed to an approximate $15 million of year over year existing market sales growth. We estimate the impact on existing market sales related to year over year changes in unit volume (adjusted for the additional business days) was a decline of approximately $3 million.

Existing market net sales by geographical region increased (decreased) as follows: Northeast (3.7)%; Mid-Atlantic (7.8)%; Southeast 21.4%; Southwest 14.8%; Midwest (7.8%); West (2.9)%; and Canada 4.8%. These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity that can influence the comparisons of a single geographical region.

The product group sales for our existing markets were as follows:

For the Fiscal Years Ended

							% Change Based
							On Average Sales
	2013		2012		Change		Per Business Day
	Net Sales	Mix	Net Sales	Mix
(dollars in millions)
Residential roofing products	$977.8	49.5%	$965.2	49.4%	$12.6	1.3%	0.5%
Non-residential roofing products	735.1	37.2%	738.0	37.8%	(2.9)	-0.4%	-1.2%
Complementary building products	262.7	13.3%	249.7	12.8%	13.0	5.2%	4.4%

	$1,975.6	100.0%	$1,952.9	100.0%	$22.7	1.2%	0.4%

For 2013, our acquired markets recognized sales of $122.7, $87.7 and $54.7 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The 2013 existing market sales of $1,975.6 million plus the total sales from acquired markets of $265.1 million agrees (rounded) to our reported total 2013 sales of $2,240.7 million.  For 2012, our acquired markets recognized sales of $58.4, $19.9 and $12.5 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The 2012 existing market sales of $1,952.9 million plus the total sales from acquired markets of $90.8 million agrees (rounded) to our reported total 2012 sales of $2,043.7 million. Prior year sales by product group are presented in a manner consistent with the current year’s product classifications. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

	2013	2012	Change
(dollars in millions)
Gross profit	$531.4	$501.4	$30.0		6.0%
Existing markets	462.2	477.3	(15.1)		-3.2%

Gross margin	23.7%	24.5%		-0.8%
Existing markets	23.4%	24.4%		-1.0%

Our existing market gross profit declined $15.1 million, or 3.2% in 2013, while our acquired market gross profit increased $45.1 million. Our overall and existing market gross margins decreased to 23.7% and 23.4%, in 2013, respectively, from 24.5% and 24.4% in 2012. The decline in gross margin in 2013 was primarily due to product cost increases that have not been consistently passed through to customers due to the soft demand environment.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins than our warehouse sales, represented 17.5% and 17.7% of our net sales in 2013 and 2012, respectively. This decrease was primarily attributable to the lower mix of non-residential roofing product sales, which are more commonly facilitated by direct shipment. There were no material divisional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

	2013	2012	Change
(dollars in millions)
Operating expenses	$401.7	$357.7	$44.0		12.3%
Existing markets	333.1	332.1	1.0		0.3%

Operating expenses as a % of sales	17.9%	17.5%		0.4%
Existing markets	16.9%	17.0%		-0.1%

Operating expenses in our existing markets were relatively flat year over year increasing $1.0 million, or 0.3% in 2013, to $333.1 million, compared to $332.1 million in 2012, while our acquired markets expenses increased by $43.0 million to $68.5 million. The following factors were the leading causes of the higher operating expenses in our existing markets:

•	increased payroll and related costs of $7.1 million primarily due to higher salaries and wages, overtime pay and payroll taxes;

•	increased warehouse and selling expenses of $3.6 million from higher fuel and transportation costs, rent and real estate taxes, and credit card fees; and

•	increased depreciation of $0.5 million from the impact of increased capital expenditures and acquisition activity in recent years.

Partially offset by

•	lower employee benefit costs of $3.6 million due primarily to lower bonus, profit-sharing accruals and stock compensation expense;

•	decreased amortization expense of $1.6 million from lower amortization of intangibles; and

•	decreased bad debt expense of $4.5 million due primarily to a lower percentage of past-due accounts and very low historical write-offs.

In 2013 and 2012, we expensed a total of $14.0 million and $9.4 million, respectively, for the amortization of intangible assets recorded under purchase accounting, including the impact from acquired markets. Our existing markets operating expenses as a percentage of the related net sales were 16.9% and 17.0% in 2013 and 2012, respectively.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other were $8.2 million in 2013 compared to $17.2 million in 2012 due primarily to lower debt balances in 2013 and a marginally lower effective interest rate. The 2012 expense includes a charge of $2.6 million for the recognition of the fair value of certain interest rate derivatives and $1.2 million resulting from the refinancing of our debt. These negative factors on interest expense, financing costs and other in 2012 were partially offset by the benefit from lower outstanding total debt. Excluding the impact of our interest rate derivatives, interest expense, financing costs and other would have been $1.3 and $7.5 million lower in 2013 and 2012, respectively.

Income Taxes

Income tax expense was $48.9 million in 2013, an effective tax rate of 40.2%, compared to $50.9 million in 2012, which was an effective tax rate of 40.3%. We expect our future annual income tax rate to average approximately 39.5% to 40.5%, excluding any discrete items.

2012 compared to 2011

The following table shows a summary of our results of operations for 2012 and 2011, broken down by existing markets and acquired markets.

	Existing Markets		Acquired Markets		Consolidated
(dollars in thousands)	2012	2011	2012	2011	2012	2011

Net sales	$1,905,441	$1,792,391	$138,217	$25,032	$2,043,658	$1,817,423

Gross profit	464,149	413,227	37,255	6,398	501,404	419,625
Gross margin	24.4%	23.1%	27.0%	25.6%	24.5%	23.1%

Operating expenses	321,057	311,347	36,675	4,536	357,732	315,883
Operating expenses as a % of net sales	16.8%	17.4%	26.5%	18.1%	17.5%	17.4%

Operating income (loss)	$143,092	$101,880	$580	$1,862	$143,672	$103,742
Operating margin	7.5%	5.7%	0.4%	7.4%	7.0%	5.7%

Net Sales

Consolidated net sales increased $226.2 million, or 12.5%, to $2,043.7 million in 2012 from $1,817.4 million in 2011. Existing markets sales increased $113.0 million or 6.3% (7.6% based on the same number of business days). Acquired markets sales increased $113.2 million due to a full year’s sales impact from the 2011 acquisitions and the partial year impact from our 2012 acquisitions. We attribute the existing markets sales increase primarily to the following factors:

•	better weather conditions in the first half of 2012 allowed for an increase in roofing activities, especially residential roofing;

•	strong growth in the first half of 2012 in the markets affected by 2011 storms;

•	strong growth in non-residential roofing activity in most of our regions through the second quarter of 2012; and

•	industry-wide price increases in our roofing product groups since the second quarter of 2011.

Partially offset by:

•	less roofing activity in the back half of 2012 in the markets affected by 2011 hail storms; and

•	a slowdown in non-residential roofing activity during the back half of 2012.

In 2012, we acquired twenty-two branches, opened four new branches, and closed two branches. In 2012, we have estimated the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average selling prices were up overall 3-4% in 2012 compared to 2011, with price increases of non-residential products at 8-9%. Residential roofing product prices were up slightly at 1%, while complementary product prices were up 3-4%. The higher gross margins in 2012 are an indicator that the inflation in our net product costs was less than the impact from the increase in our average selling prices. Existing markets net sales by geographical region increased (decreased) as follows: Northeast 6.3%; Mid-Atlantic 10.9%; Southeast 13.9%; Southwest 10.3%; Midwest (3.0%); West 2.8%; and Canada 3.1%. These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity that influence the comparisons of a single geographical region. We had 251 business days in 2012 compared to 254 in 2011.

The product group sales for our existing markets were as follows:

For the Fiscal Years Ended

							% Change Based
							On Average Sales
	2012		2011		Change		Per Business Day
	Net Sales	Mix	Net Sales	Mix
(dollars in millions)
Residential roofing products	$923.5	48.5%	$826.2	46.1%	$97.3	11.8%	13.1%
Non-residential roofing products	734.0	38.5%	717.4	40.0%	16.6	2.3%	3.5%
Complementary building products	247.9	13.0%	248.8	13.9%	(0.9)	-0.4%	0.8%

	$1,905.4	100.0%	$1,792.4	100.0%	$113.0	6.3%	7.6%

For 2012, our acquired markets recognized sales of $100.1, $23.9 and $14.2 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The 2012 existing markets sales of $1,905.4 million plus the total sales from acquired markets of $138.2 million agrees (rounded) to our reported total 2012 sales of $2,043.7 million. For 2011, our acquired markets recognized sales of $23.8, $0.7 and $0.5 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The 2011 existing markets sales of $1,792.4 million plus the sales from acquired markets of $25.0 million agrees to our reported total 2011 sales of $1,817.4 million. Prior year sales by product group are presented in a manner consistent with the current year’s product classifications. We believe the existing markets information is useful to investors because it helps explain organic growth or decline.

Gross Profit

	2012	2011	Change
(dollars in millions)
Gross profit	$501.4	$419.6	$81.8		19.5%
Existing markets	464.1	413.2	50.9		12.3%

Gross margin	24.5%	23.1%		1.4%
Existing markets	24.4%	23.1%		1.3%

Our existing markets gross profit increased $50.9 million or 12.3% in 2012, while our acquired markets gross profit increased $30.9 million. Our overall and existing markets gross margins increased to 24.5% and 24.4% in 2012, respectively, from 23.1% in 2011. The higher gross margins in 2012 were due primarily to improved gross margins in residential roofing product sales and an increase in our mix of those residential product sales, which generally have higher gross margins than our other products.

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

Operating Expenses

	2012	2011	Change
(dollars in millions)
Operating expenses	$357.7	$315.9	$41.8		13.2%
Existing markets	321.1	311.3	9.8		3.1%

Operating expenses as a % of sales	17.5%	17.4%		0.1%
Existing markets	16.8%	17.4%		-0.6%

Operating expenses in our existing markets increased $9.8 million or 3.1% in 2012 to $321.1 million, compared to $311.3 million in 2011, while our acquired markets expenses increased by $32.1 million to $36.7 million. The following factors were the leading causes of the higher operating expenses in our existing markets:

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

Partially offset by:

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

In 2012 and 2011, we expensed a total of $9.4 million and $8.6 million, respectively, for the amortization of intangible assets recorded under purchase accounting, including the impact from acquired markets. Our existing markets operating expenses as a percentage of the related net sales decreased to 16.8% in 2012 from 17.4% in 2011 due to the positive impact from the higher sales, partially offset by the impact from the above increases.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other were $17.2 million in 2012 compared to $13.4 million in 2011. The 2012 expense includes a charge of $2.6 million for the recognition of the fair value of certain interest rate derivatives and $1.2 million resulting from the refinancing of our debt. These negative factors on interest expense, financing costs and other in 2012 were partially offset by the benefit from lower outstanding total debt. Interest expense, financing costs and other would have been $7.5 and $5.1 million lower in 2012 and 2011, respectively, without the impact of our interest rate derivatives.

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

Certain quarterly financial data

The following table sets forth certain unaudited quarterly data for the fiscal years 2013 and 2012 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends. Totals may not total due to rounding.

	Fiscal year 2013				Fiscal year 2012
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(dollars in millions, except per share data)
	(unaudited)
Net sales	$513.7	$416.3	$627.2	$683.5	$489.9	$395.2	$560.5	$598.1
Gross profit	126.8	99.7	147.3	157.6	117.3	93.7	140.7	149.6
Income (loss) from operations	32.3	1.9	48.0	47.5	34.3	9.8	51.3	48.3
Net income (loss)	$18.2	$(0.2)	$27.2	$27.4	$19.1	$3.1	$25.4	$27.9

Earnings (loss) per share - basic	$0.38	$-	$0.56	$0.56	$0.41	$0.07	$0.54	$0.59
Earnings (loss) per share - fully diluted	$0.37	$-	$0.55	$0.55	$0.41	$0.07	$0.53	$0.58

Quarterly sales as % of year's sales	22.9%	18.6%	28.0%	30.5%	24.0%	19.3%	27.4%	29.3%
Quarterly gross profit as % of year's gross profit	23.9%	18.8%	27.7%	29.7%	23.4%	18.7%	28.1%	29.8%
Quarterly income (loss) from operations as % of year's income from operations	24.9%	1.5%	37.0%	36.7%	23.9%	6.8%	35.7%	33.6%

Earnings in the first quarter of fiscal 2013 included a benefit of $1.3 million ($0.8 million net of tax), or $0.02 diluted earnings per share, for the recognition of the fair value of the ineffective portion of certain interest rate derivatives in interest expense, financing costs and other and a charge of $0.9 million ($0.5 million net of tax) for termination benefits, or $0.01 diluted earnings per share, associated with the retirement of our CFO.

Earnings in the second quarter of fiscal 2013 included a benefit of $1.2 million ($0.8 million net of tax), or $0.02 diluted earnings per share, for the recognition of the fair value of the ineffective portion of certain interest rate derivatives in interest expense, financing costs and other.

Earnings in the third quarter of fiscal 2013 included a charge of $0.1 million ($0.1 million net of tax), or $0.00 diluted earnings per share, associated with the termination benefits of certain employees.

Earnings in the fourth quarter of fiscal 2013 included a charge of $0.3 million ($0.2 million net of tax), or $0.00 diluted earnings per share, associated with the termination benefits of certain employees.

Earnings in the first quarter of fiscal 2012 included the beneficial impact of $1.0 million, or $0.02 diluted earnings per share, from the reduction in the liability for Enercon Products’ contingent consideration.

Earnings in the third quarter of fiscal 2012 were impacted by the following charges: $3.7 million ($2.2 million net of tax), or $0.05 diluted earnings per share, for the recognition of the fair value of certain interest rate derivatives in interest expense, financing costs and other; $1.2 million ($0.7 million net of tax), or $0.02 diluted earnings per share, resulting from the refinancing; and $1.3 million, or $0.03 diluted earnings per share, from the increase in the liability for Enercon Products’ contingent consideration.

Earnings in the fourth quarter of fiscal 2012 included: a charge of $3.0 million ($1.8 million net of tax) for termination benefits, or $0.04 diluted earnings per share, associated with the July 2012 acquisition of Structural Materials Co. and the retirement of one of our officers; and a benefit of $1.1 million ($0.7 million net of tax), or $0.01 diluted earnings per share, for the recognition of the fair value of certain interest rate derivatives in interest expense, financing costs and other.

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the economic inflation rate. In general, we have historically been successful in passing on price increases from our vendors to our customers in a timely manner. During 2012, we began experiencing escalations in average inventory prices. These increases were negligible and were effectively passed along to our customers with little impact to our net operating results. In 2013, pricing increases from our vendors accelerated ahead of the economic rate of inflation and we were unsuccessful in passing all increases on to our customers as a result of softer overall market conditions and extended winter weather. As result, we absorbed the unallocated cost increases in gross profit, which drove a decline in gross margin from 24.5% in 2012 to 23.7% in 2013.

Liquidity and capital resources

We had cash and cash equivalents of $47.0 million at September 30, 2013 compared to $40.2 million at September 30, 2012. Our net working capital was $391.3 million at September 30, 2013 compared to $334.8 million at September 30, 2012.

2013 compared to 2012

Our net cash provided by operating activities was $78.5 million in 2013 compared to $85.4 million in 2012. Cash from operations decreased due to the decline in net income of $3.0 million, lower non-cash adjustments of $2.2 million and an increase in cash used by working capital changes of $1.7 million, net of the impact of businesses acquired. Changes in working capital in 2013 included increases in accounts receivable and inventories of $22.8 million and $16.0 million, respectively. The negative impact from those changes, however, were partially offset by a decrease in prepaid expenses and other assets of $8.3 million and an increase accounts payable and accrued expenses of $4.7 million. The increase in accounts receivable was due to stronger sales activity in the fourth quarter of 2013 as compared to 2012. Our days sales outstanding (calculated based on the ending accounts receivable balance and the most recent quarter’s sales) is in line with prior year. Inventory turns were relatively flat year over year, as the impact of a higher inventory level was offset by the positive impact of higher sales. The higher level of inventory was primarily due to our acquisitions during 2013.The increase in accounts payable and accrued expenses was primarily due increased accounts payable related to an increased level of inventory purchases during the fourth quarter of 2013 compared to 2012. Lastly, the increase in prepaid expenses and other assets was mostly due to an increase in amounts due from vendors for incentives.

Net cash used in investing activities was $89.5 million in 2013 compared to $157.0 million used in 2012. Capital expenditures were $26.1 million in 2013 compared to $17.4 million in 2012. In addition, we spent $64.6 million on acquisitions in 2013 compared to $141.0 million in 2012. We currently expect fiscal year 2014 capital expenditures to total between 1.0% to 1.5% of net sales, mostly dependent upon our sales volume and exclusive of the impact of new branch openings.

Net cash provided by financing activities was $18.0 million in 2013 compared to a cash use of $31.8 million in 2012. In 2013, we had net borrowings of $6.3 million under our revolving credit facilities and made scheduled repayments of $11.8 million under our term loan. Comparatively in 2012, there were $91.8 million of loan repayments, net of proceeds of $225.0 million from our new term loan, $4.0 million from new loans under our equipment financing facility and $41.3 million under our new revolving lines of credit. In connection with the new credit facility we paid $5.4 million in deferred financing costs. Stock option exercises provided for proceeds of $18.6 million in 2013 compared to $24.1 million in 2012.

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

Net cash used in investing activities was $157.0 million in 2012 compared to $47.8 million used in 2011. Capital expenditures were $17.4 million in 2012 compared to $14.4 million in 2011. In addition, we spent $141.0 million on acquisitions in 2012 compared to $34.9 million in 2011.

Net cash used in financing activities was $31.8 million in 2012 compared to $5.0 million used in 2011. In 2012, there were $91.8 million of loan repayments, net of proceeds of $225.0 million from our new term loan and $4.0 million from new loans under our equipment financing facility. We borrowed $41.3 million under our new revolving lines of credit. We also received $24.1 million of proceeds from exercises of stock options and paid $5.4 million in deferred financing costs in 2012. The financing activities in 2011 primarily reflected repayments under our credit and equipment financing facilities, net of proceeds of $3.2 million from new loans under our equipment financing facility, and proceeds from exercises of stock options.

Capital Resources

Our principal source of liquidity at September 30, 2013 was our cash and cash equivalents of $47.0 million and our available borrowings of $272.1 million under revolving lines of credit, which takes into account all of the debt covenants under the Credit Facility (see below), including the maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheet at September 30, 2013 and September 30, 2012 were classified as short-term debt. This was because there is no current expectation of a minimum level of outstanding revolver borrowings in the twelve months following 2013 and we paid off the September 30, 2012 borrowings in 2013.

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

We still pursue collection of amounts written off in certain circumstances and credit the allowance for any subsequent recoveries. In the past, annual bad debt expense has averaged between 0.1% and 0.4% of net sales. In 2013, bad debt expense declined to less than 0.1% of net sales. Comparatively in 2012, bad debt expense was 0.2% of net sales. The continued reduction in bad debt expense year over year is primarily attributed to the continued economic recovery and credit environment.

Indebtedness

We currently have the following credit facilities:

•	A senior secured credit facility in the United States;

•	A Canadian senior secured credit facility; and

•	An equipment financing facility.

Senior Secured Credit Facility

On April 5, 2012, we replaced our prior credit facility with a new five-year senior secured credit facility that includes a $550 million U.S. credit facility (individually, the “U.S. Credit Facility”) and a C$15 million ($14.6 million) Canadian credit facility (individually, the “Canadian Revolver”) with Wells Fargo Bank, National Association, and a syndicate of other lenders (combined, the “Credit Facility”). We paid off debt of $304.0 million that was outstanding under the prior credit facility with the proceeds from the Credit Facility and from approximately $79 million of cash on hand. The $550 million U.S Credit Facility consists of a revolving credit facility of $325 million (the “U.S. Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $225 million term loan (the “Term Loan”). The Term Loan has required amortization of 5% per year that is payable in quarterly installments, with the balance due on March 31, 2017. We may increase the Credit Facility by up to $200 million under certain conditions. There was $45.0 million, $2.4 million (C$2.5 million) and $208.1 million outstanding under the U.S. Revolver, Canadian Revolver and Term Loan, respectively, at September 30, 2013. There were $7.0 million of outstanding standby letters of credit at September 30, 2013.

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

As of September 30, 2013, outstanding borrowings under the U.S. Revolver carried an interest rate of LIBOR plus 1.75% (1.93% at September 30, 2013) while outstanding borrowings under the Canadian Revolver carried an interest rate of Canadian Prime plus 0.75% (3.75% at September 30, 2013). Borrowings under the Term Loan carried an interest rate of LIBOR plus 1.75% (1.93% at September 30, 2013).

Financial covenants under the Credit Facility are as follows:

Maximum Consolidated Total Leverage Ratio

On the last day of each fiscal quarter, our Consolidated Total Leverage Ratio (the ratio of our outstanding debt to our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation), as more fully defined in the Credit Facility, must not be greater than 3.50:1.0, or 4.00:1.0 under a one-time request by us subsequent to an acquisition that meets the requirements under the Credit Facility. At September 30, 2013, this ratio was 1.63:1.

Minimum Consolidated Interest Coverage Ratio

On the last day of each fiscal quarter, our Consolidated Interest Coverage Ratio (the ratio of our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation to our cash interest expense for the same period), as more fully defined in the Credit Facility, must not be less than 3.00:1.0. At September 30, 2012, this ratio was 15.95:1.

As of September 30, 2013, we were in compliance with these covenants. Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

Equipment Financing Facilities

As of September 30, 2013, there was a total of $10.6 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 2.51% to 6.75% and payments due through June 2020. The Company’s current facility provides for up to $30 million of purchased transportation and material handling equipment through October 1, 2014. The applicable interest rate at the time of the advances will be approximately 1.26% above the 3-year term swap rate for 5-year loans and 1.21% above the 4-year term swap rate for 7-year loans. No further amounts can be drawn on prior facilities.

Contractual Obligations

At September 30, 2013, contractual obligations were as follows:

	Fiscal years
(dollars in millions)	2014	2015	2016	2017	2018	Thereafter
Senior bank debt and revolver	$58.7	$11.3	$11.3	$174.4	$-	$-
Equipment financing	3.8	2.1	1.6	1.4	0.6	1.1
Operating leases	31.7	26.5	20.2	13.2	6.7	10.8
Interest (1)	8.1	7.6	7.2	4.0	0.0	0.0
Non-cancelable purchase obligations (2)	-	-	-	-	-	-

Total	$102.3	$47.5	$40.3	$193.0	$7.3	$11.9

(1)	Interest payments reflect all currently scheduled amounts along with projected amounts to be paid under the senior bank debt as calculated using the current LIBOR rate at September 30, 2013 for all future periods.
(2)	In general, we purchase products under purchase obligations that are cancelable by us without cost or expire after 30 days.

Capital Expenditures

We incurred capital expenditures of $26.1, $17.4 and $14.4 million in 2013, 2012 and 2011, respectively. Typically, over 80% of our capital expenditures have generally been made for transportation and material handling equipment. We currently expect future annual capital expenditures to be approximately 1% to 1.5% of net sales, exclusive of the impact of new branch openings and assuming improved economic and industry conditions.

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

Interest Rate Swaps

We enter into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. For derivative instruments designated as cash flow hedges, we record the effective portions of changes in their fair value, net of taxes, in other comprehensive income. The effectiveness of the hedges is periodically assessed by management during the lives of the hedges by 1) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and 2) through an evaluation of the ability of the counterparties to the hedges to honor their obligations under the hedges. Any ineffective portions of the hedges are recognized in earnings through interest expense, financing costs and other.

Our refinancing transaction on April 5, 2012, resulted in hedge ineffectiveness on the derivative instruments that expired in April 2013, as the underlying term debt being hedged was repaid before the expiration of the derivative instruments. This resulted in a charge to interest expense, financing costs and other in the third quarter of 2012 for the fair value of the derivative instruments previously recorded as a component of comprehensive loss. Subsequent changes in the fair value of those swaps are also being recognized in interest expense, financing costs and other. Our derivative instrument entered into in 2012 is designated as a cash flow hedge, for which we record the effective portions of changes in its fair value, net of tax, in other comprehensive income.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses due to the failure of our customers to make required payments. We charge write-offs against our allowance for doubtful accounts, although we still pursue collection in certain circumstances and credit the allowance for any subsequent recoveries.

Inventory Valuation

Product inventories represent one of our largest assets and are recorded at net realizable value. Our goal is to manage our inventory so that we minimize out of stock positions. To do this, we maintain an adequate inventory of up to 11,000 SKUs at each branch based on sales history. At the same time, we continuously strive to better manage our slower moving classes of inventory. We monitor our inventory levels by branch and record provisions for excess inventories based on slower moving inventory. We define potential excess inventory as the amount of inventory on hand in excess of the historical usage, excluding items purchased in the last three months. We then review our most recent history of sales and adjustments of such excess inventory and apply our judgment as to forecasted demand and other factors, including liquidation value, to determine the required adjustments to net realizable value. In addition, at the end of each year, we evaluate our inventory at each branch and write off and dispose of obsolete products. Our inventories are generally not susceptible to technological obsolescence.

During the year, we perform periodic cycle counts and write off excess or damaged inventory as needed. At year-end, we take a physical inventory and record any necessary additional write-offs.

Vendor Rebates

Typical arrangements with our vendors provide for us to receive a rebate of a specified amount after we achieve any of a number of measures generally related to the volume of our purchases over a period of time. We reserve these rebates to effectively reduce our cost of sales in the period in which we sell the product. Throughout the year, we estimate the amount of rebates receivable for the periodic programs based upon the expected level of purchases. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels. Historically, our actual rebates have been within our expectations used for our estimates. If we fail to achieve a measure which is required to obtain a vendor rebate, we will have to record a charge in the period in which we determine the criteria or measure for the vendor rebate will not be met to the extent the vendor rebate was estimated and included as a reduction to costs of sales.

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

We perform a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test for all or selected reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the company concludes that it is more likely than not that the unit’s fair value is less than its carrying amount.

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

Based on our evaluation at August 31, 2013, it was determined that all of our components exhibited similar economic characteristics and therefore were aggregated into a single reporting unit (collectively the “Reporting Unit”).

We concluded that the fair value of the Reporting Unit has more likely than not exceeded its respective carrying value at the goodwill measurement date. This position is consistent with the 2013 operating results in which sales for the Reporting Unit exceeded those in the prior year by 9.6%. The Company noted that operating income as compared to prior year decreased by 9.7%. The decrease in the operating margin reflects short term pricing pressure experienced by the Company. We expect the Reporting Unit to experience moderate growth in the near future. Our analysis further noted the total market capitalization exceeded the Company’s carrying value by approximately 179% at August 31, 2013. This compares to 105% and 62% for that same measure at August 31, 2012 and 2011, respectively. In addition, we did not identify any macroeconomic or industry conditions or cost related factors that would indicate the fair value of the Reporting Unit was more likely than not to be less than its respective carrying value.

Lastly, there have been no events or circumstances since the date of the above assessments that would change our conclusion. If circumstances change or events occur to indicate it is more likely than not that the fair value of our Reporting Unit (under the guidelines discussed above) has fallen below its carrying values, we would test such Reporting Unit for impairment.

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

At September 30, 2013, we had $208.1 and $47.4 million of outstanding term loans and revolver borrowings, respectively, under our Credit Facility, and $10.6 million of equipment financing outstanding. Borrowings under our credit facility incur interest on a floating rate basis while borrowings under our equipment lease facilities incur interest on a fixed rate basis. In connection with the placement of our Credit Facility, we entered into an interest rate swap with a notional amount equal to our outstanding term loan that effectively converts our floating rate interest under the term loan to a fixed rate of 1.38%. In consideration of our hedging instruments, as of September 30, 2013, only the $47.4 million of borrowings under our revolvers were subject to variable floating interest rates. As of November 1, 2013, the borrowings under our revolvers have been repaid in full.

As of September 30, 2013, our weighted-average effective interest rate was 3.32% on total debt outstanding, compared to 3.44% on total debt outstanding at September 30, 2012. At September 30, 2013, a hypothetical 10% increase in interest rates in effect at that date would have increased annual interest expense by $0.5 million.

As discussed above, enter into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements discussed below are to effectively exchange variable-rate for fixed-interest rate payments over the life of the agreements. The aggregate fair value of these swaps represented an unrealized loss of $3.7 million at September 30, 2013. A hypothetical increase (or decrease) of 10% in interest rates from the level in effect at September 30, 2013, would result in an aggregate unrealized gain or (loss) in value of the swaps of less than $0.4 million or ($0.1) million.

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

We use interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. As noted above, as of September 30, 2013 our outstanding interest rate derivative instruments included a $213.8 million interest rate swap with interest payments at a fixed rate of 1.38%, This interest rate swap is designated as a cash flow hedge and amortizes at $2.8 million per quarter and expires on March 31, 2017.

For derivative instruments designated as cash flow hedges, we record the effective portions of changes in their fair value, net of taxes, in other comprehensive income. The effectiveness of the hedges is periodically assessed by management during the lives of the hedges by 1) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and 2) through an evaluation of the ability of the counterparties to the hedges to honor their obligations under the hedges. Any ineffective portions of the hedges are recognized in earnings through interest expense, financing costs and other. Our refinancing transaction on April 5, 2012 resulted in hedge ineffectiveness on the derivative instruments that expired in April 2013, as the underlying term debt being hedged was repaid before the expiration of the derivative instruments. This resulted in a $4.9 million charge to interest expense, financing costs and other in the third quarter of 2012 for the fair value of the derivative instruments previously recorded as a component of comprehensive loss. Subsequent changes in the fair value of those swaps were recognized in interest expense, financing costs and other.

We record any differences paid or received on its interest rate hedges as adjustments to interest expense, financing costs and other. The table below presents the combined fair values of the interest rate derivative instruments:

		Unrealized Losses
	Location on	September 30,	September 30,
Instrument	Balance Sheet	2013	2012	Fair Value Hierarchy
		(dollars in thousands)
Designated interest rate swaps (effective)	Accrued expenses	$3,731	$6,005
Non-designated interest rate swaps (ineffective)	Accrued expenses	-	2,621	Level 2
		$3,731	$8,626

The fair values of the interest rate hedges were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (OCI):

	2013	2012
(dollars in thousands)
Amount of Gain (Loss) Recognized in OCI (net of tax)
Designated interest rate swaps	$1,399	$(3,660)
Non-designated interest rate swaps (reclassified from accumulated OCI)	-	2,984

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in interest expense, financing costs and other:

	2013	2012
(dollars in thousands)
Amount of Gain (Loss) Recognized in Interest Expense, Financing Costs and Other
Non-designated interest rate swaps	$7	$2,311
Non-designated interest rate swaps (reclassified from accumulated OCI)	-	(4,932)

	$7	$(2,621)

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 8% of our revenues in 2013 were derived from sales to customers in Canada. This business is primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect revenues, net income and cash flows. We do not enter into financial instruments to manage this foreign currency exchange risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Beacon Roofing Supply, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Beacon Roofing Supply, Inc.

We have audited the accompanying consolidated balance sheets of Beacon Roofing Supply, Inc. (the Company) as of September 30, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon Roofing Supply, Inc. at September 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Beacon Roofing Supply, Inc.'s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

November 27, 2013

Beacon Roofing Supply, Inc.

Consolidated Balance Sheets

	September 30,	September 30,
(dollars in thousands, except per share data)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$47,027	$40,205
Accounts receivable, less allowances of $9,832 in 2013 and $13,464 in 2012	329,673	291,456
Inventories	251,370	222,740
Prepaid expenses and other current assets	62,422	60,287
Deferred income taxes	14,591	16,087
Total current assets	705,083	630,775
Property and equipment, net	67,659	57,376
Goodwill	469,203	443,161
Other assets, net	96,751	85,670
Total assets	$1,338,696	$1,216,982

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$182,914	$167,390
Accrued expenses	68,298	71,627
Current portions of long-term obligations	62,524	56,932
Total current liabilities	313,736	295,949
Senior notes payable, net of current portion	196,875	208,125
Deferred income taxes	61,003	48,196
Long-term obligations under equipment financing and other, net of current portion	12,726	12,750

Commitments and contingencies (Notes 9 and 13)

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 48,984,550 issued and 48,898,622 outstanding at September 30, 2013; and 47,775,180 issued and 47,667,147 outstanding at September 30, 2012; and	488	477
Undesignated Preferred Stock; 5,000,000 shares authorized, none issued or outstanding	-	-
Additional paid-in capital	312,962	280,184
Retained earnings	441,282	368,675
Accumulated other comprehensive income (loss)	(376)	2,626
Total stockholders' equity	754,356	651,962
Total liabilities and stockholders' equity	$1,338,696	$1,216,982

See accompanying notes.

Beacon Roofing Supply, Inc.

Consolidated Statements of Operations

	Year Ended September 30,
	2013	2012	2011
	(dollars in thousands, except per share data)

Net sales	$2,240,723	$2,043,658	$1,817,423
Cost of products sold	1,709,326	1,542,254	1,397,798

Gross profit	531,397	501,404	419,625

Operating expenses	401,676	357,732	315,883

Income from operations	129,721	143,672	103,742

Interest expense, financing costs and other	8,247	17,173	13,364

Income before provision for income taxes	121,474	126,499	90,378
Provision for income taxes	48,867	50,934	31,158

Net income	$72,607	$75,565	$59,220

Net income per share:
Basic	$1.50	$1.62	$1.29
Diluted	$1.47	$1.58	$1.27

Weighted average shares used in computing net income per share:
Basic	48,472,240	46,718,948	45,919,198
Diluted	49,385,335	47,840,967	46,753,152

See accompanying notes.

Beacon Roofing Supply, Inc.

Consolidated Statements of Other Comprehensive Income

	Year Ended September 30,
	2013	2012	2011
	(dollars in thousands)
Net income	$72,607	$75,565	$59,220
Other comprehensive income/(loss):
Change in foreign currency translation	(4,401)	5,283	(4,162)
Change in fair value of derivatives, net of tax benefit/(expense) of $(868), $(483) and $(1,453), respectively	1,399	748	2,396
Total other comprehensive income/(loss)	(3,002)	6,031	(1,766)
Total comprehensive income	$69,605	$81,596	$57,454

See accompanying notes.

Beacon Roofing Supply, Inc.

Consolidated Statements of Stockholders' Equity

					Accumulated
	Common Stock		Additional		Other	Total
	Number		Paid-in	Retained	Comprehensive	Stockholders'
(dollars in thousands, except share data)	of Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at September 30, 2010	45,663,858	$457	$236,136	$233,890	$(1,639)	$468,844
Issuance of common stock	490,249	5	6,051			6,056
Stock-based compensation			6,073			6,073
Net income				59,220		59,220
Foreign currency translation adjustment					(4,162)	(4,162)

Unrealized gain on financial derivatives, net					2,396	2,396

Balances at September 30, 2011	46,154,107	462	248,260	293,110	(3,405)	538,427
Issuance of common stock	1,513,040	15	24,051			24,066
Stock-based compensation			7,873			7,873
Net income				75,565		75,565
Foreign currency translation adjustment					5,283	5,283

Unrealized gain on financial derivatives, net					748	748

Balances at September 30, 2012	47,667,147	477	280,184	368,675	2,626	651,962
Issuance of common stock	1,231,475	11	23,512			23,523
Stock-based compensation			9,266			9,266
Net income				72,607		72,607
Foreign currency translation adjustment					(4,401)	(4,401)

Unrealized gain on financial derivatives, net					1,399	1,399
Balances at September 30, 2013	48,898,622	$488	$312,962	$441,282	$(376)	$754,356

See accompanying notes.

Beacon Roofing Supply, Inc.

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2013	2012	2011
	(dollars in thousands)
Operating activities
Net income	$72,607	$75,565	$59,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,415	24,353	25,060
Stock-based compensation	9,266	7,873	6,073
Adjustment of liability for contingent consideration	-	250	-
Certain interest expense and other financing costs	(1,541)	4,359	-
Gain on sale of fixed assets	(1,487)	(1,278)	(750)
Deferred income taxes	4,416	7,700	(465)
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(22,790)	19,804	(35,314)
Inventories	(16,033)	13,338	(35,016)
Prepaid expenses and other assets	8,343	(22,448)	7,470
Accounts payable and accrued expenses	(4,703)	(44,155)	53,012
Net cash provided by operating activities	78,493	85,361	79,290

Investing activities
Purchases of property and equipment	(26,120)	(17,404)	(14,433)
Acquisition of businesses	(64,606)	(141,049)	(34,942)
Proceeds from sales of assets	1,235	1,418	1,543
Net cash used in investing activities	(89,491)	(157,035)	(47,832)

Financing activities
Borrowings (repayments) under revolving lines of credit, net	6,296	41,272	(50)
Borrowings under senior notes payable	-	225,000	-
Repayments under senior notes payable and other, net	(11,806)	(316,785)	(11,053)
Payment of deferred financing costs	-	(5,377)	-
Proceeds from exercise of options	18,579	21,478	5,302
Income tax benefit from stock-based compensation deductions in excess of the associated compensation cost	4,944	2,588	756
Net cash used by financing activities	18,013	(31,824)	(5,045)

Effect of exchange rate changes on cash	(193)	676	(522)

Net increase (decrease) in cash and cash equivalents	6,822	(102,822)	25,891
Cash and cash equivalents at beginning of year	40,205	143,027	117,136

Cash and cash equivalents at end of year	$47,027	$40,205	$143,027

Cash paid during the year for:
Interest	$12,012	$11,636	$13,524
Income taxes, net of refunds	$29,680	$55,813	$23,855

See accompanying notes.

Beacon Roofing Supply, Inc.

Notes to Consolidated Financial Statements

Year Ended September 30, 2013

(dollars in thousands, except per share data or as otherwise indicated)

1. The Company

Business

Beacon Roofing Supply, Inc. (the "Company"), which was formed on August 22, 1997, distributes roofing materials and other complementary building materials to customers in 39 states and six provinces in Canada and is incorporated in Delaware. The Company operates its business under regional and local trade names. The Company’s current subsidiaries are Beacon Sales Acquisition, Inc., Beacon Canada, Inc. and Beacon Roofing Supply Canada Company.

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

Fiscal Year

The fiscal years presented are the years ended September 30, 2013 ("2013"), September 30, 2012 (“2012”), and September 30, 2011 (“2011”). Each of the Company's first three quarters ends on the last day of the calendar month.

Industry Segment Information

Based on qualitative and quantitative criteria, the Company has determined that it operates within one reportable segment, which is the wholesale distribution of building materials.  Please refer to the “Goodwill” summary below for discussion of the Company’s reporting unit and the related impairment review.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects the Company’s estimate of credit exposure, determined principally on the basis of its collection experience, aging of its receivables and significant individual account credit risk.

Inventories and Rebates

Inventories, consisting substantially of finished goods, are valued at the lower of cost or market (net realizable value). Cost is determined using the moving weighted-average cost method.

The Company's arrangements with vendors typically provide for rebates after it makes a special purchase and/or monthly, quarterly and/or annual rebates of a specified amount of consideration payable when a number of measures have been achieved, generally related to a specified cumulative level of calendar-year purchases. The Company accounts for such rebates as a reduction of the inventory value until the product is sold, at which time such rebates reduce cost of sales in the consolidated statements of operations. Throughout the year, the Company estimates the amount of the periodic rebates based upon the expected level of purchases. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels. Amounts due from vendors under these arrangements as of September 30, 2013 and September 30, 2012 totaled $49.5 million and $37.4 million, respectively, and are included in "Prepaid expenses and other current assets" in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment acquired in connection with acquisitions are recorded at fair value as of the date of the acquisition and depreciated utilizing the straight-line method over the remaining lives. All other additions are recorded at cost, and depreciation is computed using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life
Buildings and improvements	10 to 40 years
Equipment	3 to 10 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Shorter of the estimated useful life or the term of the lease, considering renewal options expected to be exercised.

Revenue Recognition

The Company recognizes revenue when the following four basic criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the price to the buyer is fixed and determinable; and

•	collectability is reasonability assured.

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

Shipping and Handling Costs

The Company classifies shipping and handling costs, consisting of driver wages and vehicle expenses, as operating expenses in the accompanying consolidated statements of operations. Shipping and handling costs were approximately $103,544 in 2013, $85,888 in 2012, and $75,172 in 2011.

Financial Derivatives

The Company enters into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-rate and floating-rate debt. The swap agreements are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The Company's current derivative instruments are designated as cash flow hedges, for which the Company records the effective portions of changes in their fair value, net of tax, in other comprehensive income. The Company recognizes any ineffective portion of the hedges in earnings through interest expense, financing costs and other. The Company’s refinancing transaction in April 2012 resulted in hedge ineffectiveness on the derivative instruments that expired in April 2013, as the underlying term debt being hedged was repaid before the expiration of the derivative instruments.

Concentrations of Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company's accounts receivable are primarily from customers in the building industry located in the United States and Canada. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base. The Company performs credit evaluations of its customers; however, the Company's policy is not to require collateral. At September 30, 2013 and 2012, the Company had no significant concentrations of credit risk.

The Company purchases a major portion of its products from a small number of vendors. Approximately two-thirds of the Company’s total cost of inventory purchases was from 11 vendors in 2013, 12 vendors in 2012 and 9 vendors in 2011. In addition, more than 10% of the total cost of purchases was made from each of three vendors in 2013, 2012 and 2011.

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

The Company applied the provisions of Accounting Standards No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which permits an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.

Based on management’s 2013 year-end review, the Company concluded that there were no indicators of impairment and therefore it was more likely than not that the fair value of the other intangible assets exceeded the net carrying amount and there was no reason to perform the two-step impairment test as of September 30, 2013. For the evaluation of trademarks, the main factor reviewed was the revenue base, which was relied upon in applying the royalty savings method at inception, to be derived from covered product sales made under the trademarks. The Company also reviewed the latest projected revenues. In addition, there have been no specific events or circumstances that management believes have negatively affected the value of the trademarks.

Goodwill

The Company tests goodwill for impairment in the fourth quarter of each fiscal year or at any other time when impairment indicators exist. Examples of such indicators include a significant change in the business climate, unexpected competition, loss of key personnel or a decline in the Company’s market capitalization below the Company’s net book value.

The Company performs a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test for all or selected reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the company concludes that it is more likely than not that the unit’s fair value is less than its carrying amount.

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

Based on the Company’s evaluation at August 31, 2013, it was determined that all of the Company’s components exhibited similar economic characteristics and therefore were aggregated into a single reporting unit (collectively the “Reporting Unit”).

The Company concluded that the fair value of the Reporting Unit has more likely than not exceeded its respective carrying value at the goodwill measurement date. This position is consistent with the 2013 operating results in which sales for the Reporting Unit exceeded those in the prior year by 9.6%. The Company noted that operating income as compared to prior year decreased by 9.7%. The decrease in the operating margin reflects short term pricing pressure experienced by the Company. The Company expects the Reporting Unit to experience moderate growth in the near future. The Company’s analysis further noted the total market capitalization exceeded the Company’s carrying value by approximately 179% at August 31, 2013. This compares to 105% and 62% for that same measure at August 31, 2012 and 2011, respectively. In addition, the Company did not identify any macroeconomic or industry conditions or cost related factors that would indicate the fair value of the Reporting Unit was more likely than not to be less than its respective carrying value.

Lastly, there have been no events or circumstances since the date of the above assessments that would change the Company’s conclusion. If circumstances change or events occur to indicate it is more likely than not that the fair value of the Reporting Unit (under the guidelines discussed above) has fallen below its carrying values, the Company would test such Reporting Unit for impairment.

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

The Company recorded stock-based compensation expense of $9.3 million ($5.6 million net of tax) or $0.11 per basic share and per diluted share in 2013, $7.9 million ($4.8 million net of tax) or $0.10 per basic share and per diluted share in 2012, and $6.1 million ($3.7 million net of tax) or $0.08 per basic share and per diluted share in 2011. At September 30, 2013, the Company had $21.9 million of excess tax benefits available for potential deferred tax write-offs related to previously recognized stock-based compensation.

Comprehensive Gain (Loss)

Accumulated other comprehensive gain (loss) consisted of the following:

	September 30,	September 30,
	2013	2012
(dollars in thousands)
Foreign currency translation adjustment	$1,885	$6,286
Foreign currency translation adjustment, net	1,885	6,286

Unrealized loss on financial derivatives	(3,737)	(6,004)
Tax effect	1,476	2,344
Unrealized loss on financial derivatives, net	(2,261)	(3,660)

Accumulated other comprehensive gain (loss)	$(376)	$2,626

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

The following table reflects the calculation of weighted average shares outstanding for each period presented:

	Year Ended September 30,
	2013	2012	2011

Weighted-average common shares outstanding for basic	48,472,240	46,718,948	45,919,198
Dilutive effect of stock options	913,095	1,122,019	833,954

Weighted-average shares assuming dilution	49,385,335	47,840,967	46,753,152

Fair Value of Financial Instruments

Financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, borrowings under the Company's revolving lines of credit and long-term debt. Except for the long-term debt, these instruments are short-term in nature, and there is currently no known trading market for the Company’s debt. Therefore, at September 30, 2013 and 2012, the Company believes the carrying amounts of its financial instruments approximated their fair values. Please refer to Note 16 for disclosures of the Company’s financial derivatives that are recorded at fair value. The Company recorded the estimated fair value of contingent consideration as reported in Note 4 based on expected likelihood of such payments under various scenarios. Subsequent changes in fair value were recorded in the Company’s consolidated statements of operations.

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

Adoption of Recent Accounting Pronouncements

During fiscal year 2013, the Company adopted Accounting Standards Update ("ASU") 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, ASU 2011-05 eliminates the option for companies to present the components of other comprehensive income as part of the statement of changes in shareowners' equity. In December 2011, the FASB issued ASU 2011-12 which deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company chose to present net earnings and other comprehensive income in two separate but consecutive statements. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 finalizes the requirements of ASU 2011-05 that ASU 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income (“AOCI”) by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. The Company chose to present the requirements in the notes to the financial statements. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Goodwill, Intangibles and Other Assets

Goodwill was $469,203 and $443,161 at September 30, 2013 and 2012, respectively. Goodwill increased by $26,042 in 2013, reflecting goodwill associated with acquisitions of $27,835, net of a loss from foreign currency translation of $1,793, after increases of $59,943 due to acquisitions and a gain from foreign currency translation of $2,299 in 2012.

Intangibles and other assets, included in other long-term assets, consisted of the following:

	September 30,	September 30,
	2013	2012
(dollars in thousands)
Amortizable intangible assets
Non-compete agreements	$3,552	$8,062
Customer relationships	163,383	138,473
Beneficial lease arrangements	636	610
Deferred financing costs	5,810	5,886
	173,381	153,031
Less: accumulated amortization	90,725	81,008
	82,656	72,023
Unamortizable trademarks	9,750	9,750
Other assets	4,345	3,897
Total other assets, net	$96,751	$85,670

Amortization expense related to intangible assets amounted to approximately $15,087, $9,829, and $9,442 in 2013, 2012, and 2011, respectively. The intangible lives range from one to fifteen years and the weighted average remaining life was 13.1 years at September 30, 2013.

Estimated future annual amortization for the above intangible assets as of September 30, 2013 is as follows:

Future
(dollars in thousands)	Amortization
Year ending September 30,
2014	$15,210
2015	12,929
2016	10,957
2017	8,659
2018	6,885
Thereafter	28,016
Total future amortization	$82,656

4. Acquisitions

In 2013, the Company acquired 19 branches from the three following acquisitions at a total cost of $64.6 million, with resulting goodwill of $27.8 million:

•	On December 28, 2012, the Company purchased certain assets of Ford Wholesale Co. of San Jose ("Ford Wholesale") and Construction Materials Supply ("CMS"), distributors of residential and commercial roofing products with a combined five locations in Northern California and recent annual sales of approximately $60 million.

•	On November 1, 2012, the Company purchased the stock of McClure-Johnston Company (“McClure-Johnston”), a distributor of residential and commercial roofing products and related accessories headquartered in the Pittsburgh suburb of Braddock, Pa. McClure-Johnston has 14 locations with eight in Pennsylvania, three in West Virginia, one in Western Maryland and two in Georgia. Recent annual sales were approximately $85 million.

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

In connection with the above acquisitions, the Company incurred legal fees of approximately $0.7 million and $1.0 million that were included in operating expenses in 2013 and 2012, respectively. The total aggregate impact of the above acquisitions on the 2013 and 2012 operating results was not considered material for the reporting of pro forma financial information.

A total of $6.7 million of the acquisition prices for the above acquisitions remained in escrow at September 30, 2013, primarily for purchase price adjustments and post-closing indemnification claims, with $3.7 million included in other current assets and accrued expenses and $3.0 million included in other long-term assets and liabilities.

5. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets were as follows:

	September 30,	September 30,
	2013	2012
(dollars in thousands)
Vendor rebates	$49,487	$37,398
Prepaid income taxes	2,375	12,314
Other	10,560	10,575

	$62,422	$60,287

6. Property and Equipment, net

Property and equipment, net, consisted of the following:

	September 30,	September 30,
	2013	2012
(dollars in thousands)
Land	$3,308	$3,317
Buildings and leasehold improvements	27,067	24,066
Equipment	149,178	132,715
Furniture and fixtures	14,338	12,370

	193,891	172,468
Less: accumulated depreciation and amortization	126,232	115,092

	$67,659	$57,376

Depreciation and amortization of property and equipment totaled $16,410, $14,524 and $15,618 in 2013, 2012 and 2011, respectively.

7. Accrued Expenses

The significant components of accrued expenses were as follows:

	September 30,	September 30,
	2013	2012
(dollars in thousands)
Uninvoiced inventory receipts	$12,061	$9,307
Employee-related accruals	22,994	26,752
Unrealized loss on financial derivatives	3,731	8,626
Other	29,512	26,942

	$68,298	$71,627

8. Financing Arrangements

Senior Secured Credit Facility

On April 5, 2012, the Company replaced its prior credit facility with a new five-year senior secured credit facility that includes a $550 million U.S. credit facility (individually, the “U.S. Credit Facility”) and a C$15 million ($14.6 million at September 30, 2013) Canadian credit facility (individually, the “Canadian Revolver”) with Wells Fargo Bank, National Association, and a syndicate of other lenders (combined, the “Credit Facility”). The Company paid off debt of $304.0 million that was outstanding under the prior credit facility with the proceeds from the Credit Facility and from approximately $79 million of cash on hand. In the third quarter of 2012, the Company recorded a charge of approximately $1.2 million ($0.7 million net of tax), included in interest expense, financing costs and other associated with this transaction. In addition, this transaction impacted the effectiveness of the Company’s interest rate swaps existing as of the refinancing date as discussed in Note 16.

The $550 million U.S Credit Facility consists of a revolving credit facility of $325 million (the “U.S. Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $225 million term loan (the “Term Loan”). The Term Loan has required amortization of 5% per year that is payable in quarterly installments, with the balance due on March 31, 2017. The Company may increase the Credit Facility by up to $200 million under certain conditions. There was $45.0 million, $2.4 million (C$2.5 million) and $208.1 million outstanding under the U.S. Revolver, Canadian Revolver and Term Loan, respectively, at September 30, 2013. There were $7.0 million of outstanding standby letters of credit at September 30, 2013.

Interest

Borrowings under the Credit Facility carry interest at a margin above the LIBOR Rate. The margin is currently 1.75% per annum and can range from 1.50% to 2.50% per annum depending upon the Company’s Consolidated Total Leverage Ratio, as defined in the Credit Facility. The Credit Facility also provides for a US base rate, defined in the agreement as the higher of the Prime Rate, or the Federal Funds Rate plus 0.50%, plus a margin above that rate. In addition, the Canadian credit facility permits borrowings under a base rate, defined in the agreement as the higher of the Canadian Prime Rate, or the annual rate of interest equal to the sum of the CDOR rate plus 1.0%, plus a margin above that rate. The margin for both base rates is currently 0.75% per annum and can range from 0.50% to 1.50% per annum depending upon the Company’s Consolidated Total Leverage Ratio, as defined in the Credit Facility. Current unused commitment fees on the revolving credit facilities are 0.375% per annum. The unused commitment fees can range from 0.35% to 0.50% per annum, again depending upon the Company’s Consolidated Total Leverage Ratio.

As of September 30, 2013, outstanding borrowings under the U.S. Revolver carried an interest rate of LIBOR plus 1.75% (1.93% at September 30, 2013) while outstanding borrowings under the Canadian Revolver carried an interest rate of Canadian Prime plus 0.75% (3.75% at September 30, 2013). Borrowings under the Term Loan carried an interest rate of LIBOR plus 1.75% (1.93% at September 30, 2013).

Financial covenants under the Credit Facility are as follows:

Maximum Consolidated Total Leverage Ratio

On the last day of each fiscal quarter, the Company’s Consolidated Total Leverage Ratio (the ratio of outstanding debt to trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation), as more fully defined in the Credit Facility, must not be greater than 3.50:1.0, or 4.00:1.0 under a one-time request by the Company subsequent to an acquisition that meets the requirements under the Credit Facility. At September 30, 2013, this ratio was 1.63:1.

Minimum Consolidated Interest Coverage Ratio

On the last day of each fiscal quarter, the Company’s Consolidated Interest Coverage Ratio (the ratio of trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation to cash interest expense for the same period), as more fully defined in the Credit Facility, must not be less than 3.00:1.0. At September 30, 2012, this ratio was 15.95:1.

As of September 30, 2013, the Company was in compliance with these covenants. Substantially all of the Company’s assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

Senior Notes Payable

Senior notes payable under the Term Loan consisted of the following:

	September 30,	September 30,
(dollars in thousands)	2013	2012
Senior notes payable to commercial lenders,
due in equal quarterly payments of principal of $2.8 million with the remainder due in 2017, plus interest at the higher of the prime rate or the Federal Funds Rate plus 0.50%, plus a margin rate (4.00% at
September 30, 2012) or LIBOR plus 1.75% (1.93% at September 30, 2013)	208,125	219,375

Less current portion	11,250	11,250
	$196,875	$208,125

Equipment Financing Facilities

As of September 30, 2013, there was a total of $10.6 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 2.51% to 6.75% and payments due through June 2020. The Company’s current facility provides for up to $30 million of purchased transportation and material handling equipment through October 1, 2014. The applicable interest rate at the time of the advances will be approximately 1.26% above the 3-year term swap rate for 5-year loans and 1.21% above the 4-year term swap rate for 7-year loans. No further amounts can be drawn on prior facilities.

Other Information

Annual principal payments for all outstanding borrowings for each of the next five years and thereafter as of September 30, 2013 were as follows:

			Revolving
(dollars in thousands)	Senior Secured	Equipment	Lines of
Fiscal year	Credit Facility	Financing	Credit	Total

2014	$11,250	$3,848	$47,426	$62,524
2015	11,250	2,087	-	13,337
2016	11,250	1,621	-	12,871
2017	174,375	1,433	-	175,808
2018	-	588	-	588
Thereafter	-	1,065	-	1,065
Subtotal	208,125	10,642	47,426	266,193
Less current portion	11,250	3,848	47,426	62,524
Total long-term debt	$196,875	$6,794	$-	$203,669

9. Leases

The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis.

At September 30, 2013, the minimal rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year were as follows:

Operating
(dollars in thousands)	Leases
Year ending September 30,
2014	31,739
2015	26,466
2016	20,216
2017	13,160
2018	6,661
Thereafter	10,813
Total minimum lease payments	$109,055

Rent expense was $32,736 in 2013, $28,860 in 2012 and $26,049 in 2011. Sublet income was immaterial for these years.

10. Stock Options and Restricted Stock Awards

The Company is currently making stock-based awards under its 2004 Stock Plan, which was adopted on September 21, 2004 and most recently amended and restated on February 8, 2012 (the “Plan”). The Plan allows for the granting of up to 7,800,000 shares of Common Stock in the form of stock options or stock awards to key employees and members of the Board of Directors. The key terms of the grants are determined by the Company's Board of Directors. As of September 30, 2013, there were 1,368,438 shares of common stock available for awards under the Plan.

The 1998 Stock Plan allowed for the granting of options to purchase up to 3,100,000 shares of Common Stock. These options were generally allowed to be exercised beginning 18 months after the date of grant and terminate ten years from the grant date. No further awards will be made under the 1998 Stock Plan.

Stock Options

As of September 30, 2013, there was $8.6 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.0 years. Except under certain conditions, the options are subject to continued employment and vest in one-third increments over a three-year period following the grant dates.

The fair values of the options were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended September 30,
	2013	2012	2011

Dividend yield	-	-	-
Expected life in years	5.7	6.5	7.0
Risk-free interest rate	0.60%	0.94%	1.51%
Expected volatility	43.80%	47.00%	48.00%
Weighted average fair value of options granted	$12.59	$8.78	$7.82

Expected lives of the options granted are based primarily on historical activity, while expected volatilities are based on historical volatilities of the Company’s stock and consideration of comparable public companies’ stock. Estimated forfeiture rates vary by grant and range up to 8.0% as of September 30, 2013.

In the event of a change in control of the Company, all outstanding options are immediately vested.

Information regarding the Company's stock options is summarized below (not in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
				(in millions)
Outstanding at September 30, 2010	3,773,732	$14.41
Granted	701,249	15.57
Exercised	(490,249)	10.81
Canceled	(89,149)	14.91

Outstanding at September 30, 2011	3,895,583	15.06
Granted	789,332	18.78
Exercised	(1,508,544)	14.24
Canceled	(109,291)	16.65

Outstanding at September 30, 2012	3,067,080	$16.36
Granted	691,086	30.69
Exercised	(1,189,010)	16.13
Canceled	(64,550)	22.66

Outstanding at September 30, 2013	2,504,606	$20.26	6.9	$41.6

Vested or Expected to Vest at September 30, 2013	2,404,688	$20.08	6.9	$40.4

Exercisable at September 30, 2013	1,161,997	$15.70	5.2	$24.6

The aggregate intrinsic values above include only in-the-money options. The intrinsic values of stock options exercised during 2013 and 2012 were $22.0 million and $17.1 million, respectively.

Restricted Stock Awards

As of September 30, 2013, there was $4.2 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The total fair values of the restricted stock awards were determined based upon the number of shares or units and the closing prices of the Company’s common stock on the dates of the grants. The restricted stock awards granted to management are subject to continued employment, except under certain conditions, and will vest if the Company attains a targeted rate of return on invested capital at the end of a three-year period. The actual number of shares or units that will vest can range from 0% to 125% of the management grants depending upon actual Company performance below or above the target level and the Company estimates that performance in determining the projected number of shares or units that will vest and the related compensation cost. The restricted stock awards granted to non-employee directors are also subject to continued service, vest at the end of one year (except under certain conditions) and the underlying common shares will not be distributed until six months after the director separates from the Company. In November 2013, the Company has also issued restricted stock awards that are subject to continued employment and will vest over three to five years.

Information regarding the Company's restricted shares and units is summarized below (not in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Grant	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in Years)	(in Millions)
Outstanding at September 30, 2011	135,009	$16.70
Granted	148,100	20.26
Vested	(4,496)	20.02
Canceled	-	-

Outstanding at September 30, 2012	278,613	18.54
Granted	138,291	31.90
Vested	(42,465)	18.47
Canceled	(3,268)	21.85

Outstanding at September 30, 2013	371,171	$23.52	2.5	$13.3

Vested or Expected to Vest at September 30, 2013	371,171	$23.52	2.5	$13.3

In November 2013, the Company granted 420,191 additional options, 75,673 performance-based restricted stock units and 125,738 time-based restricted stock units under the Plan to management.

11. Benefit Plans

The Company maintains defined contribution plans covering all full-time employees of the Company who have 90 days of service and are at least 21 years old. An eligible employee may elect to make a before-tax contribution of between 1% and 100% of his or her compensation through payroll deductions, not to exceed the annual limit set by law. The Company currently matches the first 50% of participant contributions limited to 6% of a participant's gross compensation (maximum Company match is 3%). Additional amounts associated with profit sharing were contributed in the three years presented and are scheduled to be contributed in fiscal year 2013 for 2012 as well. All Company contributions are subject to the discretion of management and the board of directors. The combined total expense for this plan and a similar plan for Canadian employees was $4,921, $7,094 and $6,165 in 2013, 2012 and 2011, respectively.

The Company also contributes to an external pension fund for certain of its employees who belong to a local union. Annual contributions were $133, $125 and $146 in 2013, 2012, and 2011, respectively.

12. Income Taxes

The income tax provision consisted of the following:

	Fiscal year
	2013	2012	2011
(dollars in thousands)
Current:
Federal	$34,364	$34,070	$24,919
Foreign	1,895	860	1,523
State	8,192	8,304	5,181
	44,451	43,234	31,623
Deferred:
Federal	3,855	6,166	(296)
Foreign	(493)	471	-
State	1,054	1,063	(169)
	4,416	7,700	(465)
	$48,867	$50,934	$31,158

The following table shows the principal reasons for the differences between the effective income tax rate and the statutory federal income tax rate:

	Fiscal Year
	2013	2012	2011

Federal income taxes at statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	4.95	4.84	4.42
Foreign income taxes	(0.02)	(0.09)	(0.33)
Change in tax status of foreign entity	-	-	(6.11)
Non-deductible meals and entertainment	0.37	0.27	0.27
Tax reserves	0.16	-	(0.28)
Other	(0.23)	0.24	1.50

Total	40.23%	40.26%	34.47%

The components of the Company's deferred taxes were as follows:

	September 30,	September 30,
	2013	2012
(dollars in thousands)
Deferred tax liabilities:
Excess tax over book depreciation and amortization	$68,695	$55,413
Other	615	600

	69,310	56,013
Deferred tax assets:
Deferred compensation	8,308	8,365
Allowance for doubtful accounts	3,692	5,337
Accrued vacation & other	4,265	3,439
Unrealized loss on financial derivatives	1,467	3,373
Inventory valuation	5,166	3,390

	22,898	23,904

Net deferred income tax liabilities	$46,412	$32,109

In 2011, the Company’s request to have its Canadian subsidiary (Beacon Roofing Supply Canada Company or “BRSCC”) treated as a Controlled Foreign Corporation (“CFC”), retroactive to October 1, 2009, was approved by the IRS. BRSCC was previously treated as a “pass-through” or disregarded entity for U.S. federal income tax purposes. Subsequent to October 1, 2009, BRSCC’s taxable income, which reflects all of the Company’s Canadian operations, is being taxed only in Canada and would generally be taxed in the U.S. only upon an actual or deemed distribution. The Company expects that BRSCC’s earnings, which includes the earnings of Enercon Products for tax purposes, will be indefinitely reinvested for the foreseeable future and therefore no U.S. deferred tax asset or liability for the differences between the book basis and the tax basis of BRSCC has been recorded at September 30, 2013.  In connection with this change in the indefinite reinvestment assertion, the Company recorded a reversal of a deferred tax liability of $3.2 million in 2011 previously reported as a component of other comprehensive income. The reversal was recorded in that year’s earnings as backwards tracing of such amounts to other comprehensive income is prohibited. Unremitted earnings of $34.6 million were considered permanently reinvested at September 30, 2013. Of this amount, $31.0 million of unremitted earnings were previously taxed in the U.S. and the remittance on these earnings would not generate additional U.S. tax.

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

As of September 30, 2013, there were no available tax benefits related to foreign tax credit carryforwards. Available tax benefits related to foreign tax credit carryforwards as of September 30, 2012 totaling $288 were utilized against foreign income included in the U.S. tax return for the fiscal year ended September 30, 2012.

As of September 30, 2013, goodwill was $469,203, of which $315,207 can be amortized for income tax purposes.

As of September 30, 2013, there was $364 of uncertain tax positions which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize any interest and penalties related to income tax matters in income tax expense in the consolidated statements of operations. A reconciliation of the beginning and ending amounts of the gross unrecognized income tax benefits is as follows:

57

	2013	2012
(dollars in thousands)
Balance, beginning of year	$164	$57
Current year uncertain tax positions	200	164
Expiration of statutes of limitations	-	(57)

Balance, end of year	$364	$164

In 2013, 2012, and 2011, the Company had reductions in income taxes payable of $12,125, $6,698 and $1,782, respectively, as a result of stock option exercises.

The Company has operations in 39 U.S. states and six provinces in Canada and is subject to tax audits in each of these jurisdictions and federally in both the United States and Canada. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimate of taxes payable in the accompanying financial statements. Additional taxes are reasonably possible, however the amounts cannot be estimated at this time. The Company is no longer subject to U.S. federal tax examinations for fiscal years prior to 2010. For the majority of states, the Company is also no longer subject to tax examinations for fiscal years before 2010. In Canada, the Company is no longer subject to tax examinations for fiscal years prior to 2008. For the Canadian provinces, the Company is no longer subject to tax examinations for fiscal years before 2010.

13. Contingencies

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

14. Geographic and Product Data

The Company's geographic and product information was as follows:

	Year Ended September 30,
	2013			2012			2011
			Property			Property			Property
		Income	and		Income	and		Income	and
	Net	before	Equipment,	Net	before	Equipment,	Net	before	Equipment,
	Revenues	taxes	net	Revenues	taxes	net	Revenues	taxes	net
	(dollars in thousands)
U.S.	$2,064,135	$116,853	$58,399	$1,873,584	$122,836	$49,782	$1,676,072	$85,171	$40,667
Canada	176,588	4,621	9,260	170,074	3,663	7,594	141,351	5,207	6,760

Total	$2,240,723	$121,474	$67,659	$2,043,658	$126,499	$57,376	$1,817,423	$90,378	$47,427

Net revenues from external customers by product group were as follows:

	Year Ended
	September 30,	September 30,	September 30,
	2013	2012	2011
(dollars in thousands)
Residential roofing products	$1,100,508	$1,023,547	$849,970
Non-residential roofing products	822,726	757,906	718,145
Complementary building products	317,489	262,205	249,308

Total	$2,240,723	$2,043,658	$1,817,423

Prior year revenues by product group are presented in a manner consistent with the current year’s product classifications.

15. Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consisted of the following:

	Balance at
	beginning	Provision		Balance at
Fiscal Year	of year	Additions	Write-offs	end of year
(dollars in thousands)
September 30, 2013	$13,464	$369	$(4,001)	$9,832
September 30, 2012	$13,816	$4,619	$(4,971)	$13,464
September 30, 2011	$11,817	$7,960	$(5,960)	$13,816

16. Financial Derivatives

The Company uses derivative financial instruments to manage its exposure related to fluctuating cash flows from changes in interest rates. Use of derivative financial instruments in hedging programs subjects the Company to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative instrument will change. In a hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivatives represents the possibility that the counterparty will not fulfill the terms of the contract. The notional, or contractual, amount of derivative financial instrument is used to measure interest to be paid or received and does not represent the Company’s exposure due to credit risk. The Company’s current derivative instruments are with large financial counterparties rated highly by nationally recognized credit rating agencies.

As of September 30, 2013, the outstanding interest rate derivative instruments included a $213.8 million interest rate swap with interest payments at a fixed rate of 1.38%. This interest rate swap has been designated as an effective cash flow hedge and amortizes at $2.8 million per quarter beginning on June 28, 2013 and expires on March 31, 2017.

For derivative instruments designated as cash flow hedges, the Company records the effective portions of changes in their fair value, net of taxes, in other comprehensive income. The effectiveness of the hedges is periodically assessed by the Company during the lives of the hedges by 1) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and 2) through an evaluation of the ability of the counterparties to the hedges to honor their obligations under the hedges. Any ineffective portions of the hedges are recognized in earnings through interest expense, financing costs and other. The Company’s refinancing transaction in 2012 resulted in hedge ineffectiveness on three derivative instruments that expired in April 2013, as the underlying term debt being hedged was repaid before the expiration of the derivative instruments. This resulted in a $4.9 million charge to interest expense, financing costs and other in the third quarter of 2012 for the fair value of the derivative instruments previously recorded as a component of comprehensive loss. Subsequent changes in the fair value of those swaps are also being recognized in interest expense, financing costs and other.

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense, financing costs and other. The table below presents the combined fair values of the interest rate derivative instruments:

		Unrealized Losses
	Location on	September 30,	September 30,
Instrument	Balance Sheet	2013	2012	Fair Value Hierarchy
		(dollars in thousands)

Designated interest rate swaps (effective)	Accrued expenses	$3,731	$6,005
Non-designated interest rate swaps (ineffective)	Accrued expenses	-	2,621	Level 2

		$3,731	$8,626

The fair values of the interest rate hedges were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (OCI):

(dollars in thousands)	2013	2012

Amount of Gain (Loss) Recognized in OCI (net of tax)
Designated interest rate swaps	$1,399	$(3,660)
Non-designated interest rate swaps (reclassified from accumulated OCI)	-	2,984

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in interest expense and other financing costs:

(dollars in thousands)	2013	2012

Amount of Gain (Loss) Recognized in Interest Expense, Financing Costs and Other
Non-designated interest rate swaps	$7	$2,311
Non-designated interest rate swaps (reclassified from accumulated OCI)	-	(4,932)

	$7	$(2,621)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

  ITEM 9A.    CONTROLS AND PROCEDURES

1.	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were (1) designed to ensure that material information relating to Beacon Roofing Supply, Inc., including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) designed to be effective, and were effective, in that they provide reasonable assurance of achieving their objectives, including that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of September 30, 2013. In making this assessment, we used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO). Based on our assessment, we believe that, as of September 30, 2013, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

Our Independent Registered Public Accounting Firm has issued a report on the Company's internal control over financial reporting. This report appears below.

(b)    Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Beacon Roofing Supply, Inc.

We have audited Beacon Roofing Supply, Inc.'s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Beacon Roofing Supply, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Beacon Roofing Supply, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beacon Roofing Supply, Inc. as of September 30, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2013 and our report dated November 27, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts
November 27, 2013

(c)    Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of September 30, 2013 and 2012

•	Consolidated Statements of Operations for the years ended September 30, 2013, 2012 and 2011

•	Consolidated Statements of Stockholders' Equity for the years ended September 30, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

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

BEACON ROOFING SUPPLY, INC. (REGISTRANT)

	By:	/s/ JOSEPH M. NOWICKI
Joseph M. Nowicki
Executive Vice President and Chief Financial Officer
Date: November 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ROBERT R. BUCK	Chairman	November 27, 2013
Robert R. Buck

/s/ PAUL M. ISABELLA	President and Chief Executive Officer	November 27, 2013
Paul M. Isabella

/s/ JOSEPH M. NOWICKI	Executive Vice President and Chief Financial Officer	November 27, 2013
Joseph M. Nowicki

/s/ JEANINE MONTGOMERY	Chief Accounting Officer	November 27, 2013
Jeanine Montgomery

/s/ RICHARD W. FROST	Director	November 27, 2013
Richard W. Frost

/s/ JAMES J. GAFFNEY	Director	November 27, 2013
James J. Gaffney

/s/ PETER M. GOTSCH	Director	November 27, 2013
Peter M. Gotsch

/s/ NEIL S. NOVICH	Director	November 27, 2013
Neil S. Novich

/s/ STUART A. RANDLE	Director	November 27, 2013
Stuart A. Randle

/s/ WILSON B. SEXTON	Director	November 27, 2013
Wilson B. Sexton

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Beacon Roofing Supply, Inc.	10-K	000-50924	3.1	December 23, 2004

3.2	Amended and Restated By-Laws of Beacon Roofing Supply, Inc.	10-K	000-50924	3.2	November 28, 2007

4.1	Form of Specimen Common Stock Certificate of Beacon Roofing Supply, Inc.	S-1/A	333-116027	4.1	August 19, 2004

10.1	Credit Agreement, dated as of April 5, 2012, among Beacon Sales Acquisition, Inc. and Beacon Roofing Supply Canada Corporation, as borrowers, Beacon Roofing Supply, Inc., as one of the Guarantors, the Lenders party thereto, and Wells Fargo Securities, LLC, as Administrative Agent.	8-K	000-50924	10	April 5, 2012

10.2+	Severance Agreement and General Release dated July 17, 2012 by and between David R. Grace and Beacon Roofing Supply, Inc. and Beacon Sales Acquisition, Inc.	10-K	000-50924	10.2	November 29, 2012

10.3+	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for all employees, including executive officers who are not directors.	10-K	000-50924	10.3	December 2, 2008

10.4+	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Stock Option Agreement for non-employee directors.	10-Q	000-50924	10.3	May 10, 2006

10.5	Executive Securities Agreement dated as of October 20, 2003 by and between Beacon Roofing Supply, Inc., Robert Buck and Code, Hennessy & Simmons III, L.P.	S-1	333-116027	10.5	May 28, 2004

10.6+	1998 Stock Plan	S-8	333-119747	4	October 14, 2004

10.7+	Beacon Roofing Supply, Inc. Amended and Restated 2004 Stock Plan	DEF 14A	000-50924	Appendix A	January 7, 2011

10.8+	First Amendment dated as of October 31, 2011 to the Beacon Roofing Supply, Inc. 2004 Stock Plan	10-K	000-50924	10.10	November 29, 2011

10.9+	Description of CEO Relocation Assistance Arrangement	10-Q	000-50924	10.1	February 9, 2012

10.10+	Description of Management Cash Bonus Plan	10-Q	000-50924	10	February 8, 2013

10.11+	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Restricted Stock Award Agreement	8-K	000-50924	10.2	February 10, 2011

10.12+	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Restricted Stock Unit Agreement for Non-Employee Directors	8-K	000-50924	10.3	February 10, 2011

10.13+	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Restricted Stock Unit Award Agreement for Employees	8-K	000-50924	10.1	August 16, 2011

10.14+	Form of Beacon Roofing Supply, Inc. 2004 Stock Plan Time-Based Restricted Stock Unit Award Agreement for Employees	8-K	000-50924	10.2	August 16, 2011

21*	Subsidiaries of Beacon Roofing Supply, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	101.INS XBRL Instance
101.SCH XBRL Taxonomy Extension Schema
101.CAL XBRL Taxonomy Extension Calculation
101.LAB XBRL Taxonomy Extension Labels
101.PRE XBRL Taxonomy Extension Presentation
101.DEF XBRL Taxonomy Extension Definition

+	Management contract or compensatory plan/arrangement
*	Filed herewith

We will furnish any of our shareowners a copy of any of the above Exhibits not included herein upon the written request of such shareowner and the payment to Beacon Roofing Supply, Inc. of the reasonable expenses incurred in furnishing such copy or copies.

