Form 10-Q
period 2013-12-31
BEACON ROOFING SUPPLY INC
filed 2014-02-07
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                                to

Commission File Number 000-50924

BEACON ROOFING SUPPLY, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4173371
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

505 Huntmar Park Drive, Suite 300, Herndon, VA 20170
(Address of Principal Executive Offices) (Zip Code)

(571) 323-3939
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

As of February 1, 2014, 49,254,767 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.
FORM 10-Q
For the Quarter Ended December 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BEACON ROOFING SUPPLY, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2013	September 30, 2013	December 31, 2012
	(unaudited)	(audited)	(unaudited)
ASSETS
Cash and cash equivalents	$56,399	$47,027	$34,025
Accounts receivable, less allowance of $9,009, $9,832 and $13,119 at December 31, 2013, September 30, 2013 and December 31, 2012, respectively	243,752	329,673	231,500
Inventories	308,660	251,370	270,363
Prepaid expenses and other assets	96,730	62,422	94,605
Deferred income taxes	14,380	14,591	15,793
Total current assets	719,921	705,083	646,286
Property and equipment, net	68,321	67,659	58,246
Goodwill	468,032	469,203	468,757
Other assets, net	92,469	96,751	113,739
Total assets	$1,348,743	$1,338,696	$1,287,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$213,557	$182,914	$176,322
Accrued expenses	73,324	68,298	84,519
Current portion of long-term obligations	15,440	62,524	62,830
Total current liabilities	302,321	313,736	323,671
Senior notes payable, net of current portion	194,063	196,875	205,313
Deferred income taxes	61,108	61,003	58,037
Long-term obligations under equipment financing and other, net of current portion	18,582	12,726	15,809

Commitments and contingencies

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 49,170,510 issued and outstanding at December 31, 2013, 48,984,550 issued and 48,898,622 outstanding at September 30, 2013 and 48,389,230 issued and 48,281,197 outstanding at December 31, 2012	491	488	483
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	318,473	312,962	294,507
Retained earnings	456,239	441,282	386,881
Accumulated other comprehensive income (loss)	(2,534)	(376)	2,327
Total stockholders' equity	772,669	754,356	684,198
Total liabilities and stockholders' equity	$1,348,743	$1,338,696	$1,287,028

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Operations
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended December 31,
	2013	2012
Net sales	$552,129	$513,710
Cost of products sold	425,224	386,956
Gross profit	126,905	126,754
Operating expenses	99,818	94,503
Income from operations	27,087	32,251
Interest expense, financing costs and other	2,665	1,910
Income before provision for income taxes	24,422	30,341
Provision for income taxes	9,465	12,135
Net income	$14,957	$18,206

Earnings per share:
Basic	$0.31	$0.38
Diluted	$0.30	$0.37

Weighted average shares used in computing net income per share:
Basic	48,984,767	47,858,626
Diluted	49,884,611	48,865,099

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Comprehensive Income
(unaudited; in thousands)

	Three Months Ended December 31,
	2013	2012
Net income	$14,957	$18,206
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,474)	(215)
Unrealized gain (loss) due to change in fair value of derivatives, net of tax benefit (provision) of $(206) and $56, respectively	316	(84)
Total other comprehensive income (loss), net of tax	(2,158)	(299)
Comprehensive income	$12,799	17,907

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Three Months Ended December 31,
	2013	2012
Operating activities
Net income	$14,957	$18,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,140	7,057
Stock-based compensation	2,532	2,524
Certain interest expense and other financing costs	272	(1,051)
Gain on sale of fixed assets	(374)	(226)
Deferred income taxes	156	(133)
Other	(3)	—
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	85,006	76,209
Inventories	(57,967)	(34,257)
Prepaid expenses and other assets	(35,511)	(28,370)
Accounts payable and accrued expenses	36,942	7,326
Net cash provided by operating activities	54,150	47,285

Investing activities
Purchases of property and equipment	(5,390)	(3,092)
Acquisition of businesses	—	(64,484)
Proceeds from sales of assets	268	291
Net cash used in investing activities	(5,122)	(67,285)

Financing activities
(Repayments) borrowings under revolving lines of credit, net	(47,398)	6,100
Repayments under term loan	(2,812)	(2,812)
Borrowings (repayments) under equipment financing facilities and other, net	6,199	(995)
Proceeds from exercise of options	3,961	9,915
Income tax benefit from stock-based compensation deductions in excess of the associated compensation cost	192	1,755
Net cash (used in) provided by financing activities	(39,858)	13,963
Effect of exchange rate changes on cash	202	(143)
Net increase (decrease) in cash and cash equivalents	9,372	(6,180)
Cash and cash equivalents at beginning of year	47,027	40,205
Cash and cash equivalents at end of period	$56,399	$34,025

Supplemental cash flow information
Cash paid during the year for:
Interest	$2,164	$2,944
Income taxes, net of refunds	$3,388	$1,157

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; dollars in thousands, except share and per share amounts)

1.	BASIS OF PRESENTATION

Beacon Roofing Supply, Inc. (the "Company") prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. The balance sheet as of December 31, 2012 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (first quarter) ended December 31, 2013 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2014 (fiscal year 2014 or “2014”).

The Company’s inventories are primarily comprised of finished goods valued at the lower of cost or market (net realizable value). Cost is determined using the moving weighted-average cost method.

The three-month periods ended December 31, 2013 and December 31, 2012 each had 62 business days.

You should also read the financial statements and notes included in the Company's fiscal year 2013 (“2013”) Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in that Annual Report.

2.	NET INCOME PER SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and vesting of restricted stock awards.

The following table presents the basic and diluted weighted average shares outstanding for each period presented:

	Three Months Ended December 31,
	2013	2012
Weighted average common shares outstanding:
Basic	48,984,767	47,858,626
Dilutive effect of employee stock-based awards	899,844	1,006,473
Diluted	49,884,611	48,865,099

Pursuant to the applicable accounting guidance for calculating earnings per share, we have not included 1,021,267 stock options and restricted stock awards in our calculation of diluted net income per share for the quarter ended December 31, 2013, because the effect would have been antidilutive. For the three months ended December 31, 2012, there were 661,586 stock options and restricted stock awards which were antidilutive.

BEACON ROOFING SUPPLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; dollars in thousands, except share and per share amounts)

3.	COMPREHENSIVE INCOME AND CAPITAL STRUCTURE

The following table presents the activity included in stockholders’ equity during the three months ended December 31, 2013:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2013	$488	$312,962	$441,282	$(376)	$754,356
Issuance of common stock	3	2,979	—	—	2,982
Stock-based compensation	—	2,532	—	—	2,532
Net income	—	—	14,957	—	14,957
Other comprehensive income	—	—	—	(2,158)	(2,158)
Balance at December 31, 2013	$491	$318,473	$456,239	$(2,534)	$772,669

Accumulated other comprehensive income (loss) consists of adjustments related to the translation of foreign currencies and fair value adjustments associated with cash flow hedges. The following table presents the changes in accumulated other comprehensive income by component during the three months ended December 31, 2013:

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2013	$1,885	$(2,261)	$(376)
Other comprehensive income (loss) recognized in accumulated other comprehensive income	(2,474)	316	(2,158)
	$(589)	$(1,945)	$(2,534)

There were no reclassifications out of accumulated other comprehensive income (loss) during the three months ended December 31, 2013.

4.	STOCK-BASED COMPENSATION

As of December 31, 2013, the Company maintains one equity incentive plan, the amended and restated Beacon Roofing Supply, Inc. 2004 Stock Plan (the “Plan). The Plan provides for grants of stock options and restricted stock awards of up to 7,800,000 shares of common stock to key employees and directors. As of December 31, 2013, there were 798,971 shares of common stock available for awards under the Plan.

The Company recognizes the cost of employee services rendered in exchange for awards of equity instruments based on the fair value of those awards at the date of the grant. Compensation expense for time-based equity awards is recognized, on a straight-line basis, net of forfeitures, over the requisite service period for the fair value of the awards that actually vest. Compensation expense for performance-based equity awards is recognized, net of forfeitures, by projecting the number of restricted shares and units that are expected to vest based on the achievement of the underlying related performance measures.

BEACON ROOFING SUPPLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; dollars in thousands, except share and per share amounts)

For awards granted under the Plan, the Company recognized $2.5 million of compensation expense during each of the three months ended December 31, 2013 and 2012. As of December 31, 2013, there was $24.5 million of total unrecognized compensation expense related to equity incentive awards, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

Stock options

As of December 31, 2013, there was $13.7 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.24 years. Except under certain conditions, the options are subject to continued employment and vest in one-third increments over a three-year period following the grant dates.

The following table illustrates the assumptions used in the Black-Scholes pricing model for options granted during the three months ended December 31, 2013 and 2012:

	2014	2013
Risk-free interest rate	1.76%	0.63%
Expected volatility	44%	46%
Expected life in years	6.0	6.0
Expected dividend yield	0%	0%

Expected lives of the options granted are based primarily on historical activity, while expected volatilities are based on historical volatilities of the Company’s stock and consideration of public companies’ stock. Estimated forfeiture rates vary by grant and range up to 8.0% as of December 31, 2013.

The following table summarizes stock options outstanding as of December 31, 2013, as well as activity during the three months then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in years)	(in millions)
Outstanding at September 30, 2013	2,504,606	$20.26
Granted	420,191	$36.19
Exercised	(208,046)	$19.04
Canceled	(37,624)	$31.72
Outstanding at December 31, 2013	2,679,127	$22.73	7.1	$47.0
Vested or Expected to Vest at December 31, 2013	2,627,535	$22.65	7.0	$46.4
Exercisable at December 31, 2013	1,591,180	$17.59	5.7	$36.1

Restricted stock awards

As of December 31, 2013, there was $10.8 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 3.14 years.

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

BEACON ROOFING SUPPLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; dollars in thousands, except share and per share amounts)

The following table summarizes restricted shares and units outstanding as of December 31, 2013:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Grant	Contractual	Intrinsic
	Shares/Units	Price	Life	Value
			(in years)	(in millions)
Outstanding at September 30, 2013	371,171	$23.52
Granted	210,866	$35.28
Vested	(63,842)	$19.08
Canceled	(39,449)	$19.08
Outstanding at December 31, 2013	478,746	$30.33	2.3	$19.3
Vested or Expected to Vest at December 31, 2013	478,746	$30.33	2.3	$19.3

5.	ACQUISITIONS

On December 28, 2012, the Company purchased certain assets of Ford Wholesale Co. of San Jose ("Ford Wholesale") and Construction Materials Supply ("CMS"), distributors of residential and commercial roofing products with a combined five locations in Northern California and recent annual sales of approximately $60 million. On November 1, 2012, the Company purchased the stock of McClure-Johnston Company (“McClure-Johnston”), a distributor of residential and commercial roofing products and related accessories headquartered in the Pittsburgh suburb of Braddock, PA. McClure-Johnston has 14 locations with eight in Pennsylvania, three in West Virginia, one in Western Maryland and two in Georgia. Recent annual sales were approximately $85 million. The aggregate purchase price of these three acquisitions totaled approximately $64.6 million, with resulting goodwill of approximately $27.8 million.

As of December 31, 2013, we maintain $6.4 million in escrow for purchase price adjustments and post-closing indemnification claims related to acquisitions completed in fiscal 2012, with $3.4 million included in other current assets and accrued expenses and $3.0 million included in other long-term assets and liabilities.

BEACON ROOFING SUPPLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; dollars in thousands, except share and per share amounts)

6.	FINANCING ARRANGEMENTS

Financing arrangements consisted of the following:

	December 31, 2013	September 30, 2013	December 31, 2012
Senior Secured Credit Facility
Revolving Lines of Credit:
Canadian revolver-expires March 31, 2017 (3.75% at September 30, 2013)	$—	$2,426	$—
U.S. Revolver-expires March 31, 2017 (1.93% at September 30, 2013 and 2.00% at December 31, 2012)	—	45,000	47,400
Term Loan:
Term Loan-matures March 31, 2017 (1.92% at December 31, 2013, 1.93% on September 30, 2013 and 2.00% at December 31, 2012)	205,313	208,125	216,563
Total borrowings under Senior Secured Credit Facility	205,313	255,551	263,963
Less: current portion	(11,250)	(58,676)	(58,650)
Total long-term portion of borrowings under Senior Secured Credit Facility	$194,063	$196,875	$205,313

Equipment Financing Facilities
Borrowings under various equipment financing facilities- various maturities from January 2014 through December 2020 (various fixed interest rates ranging from 2.3% to 6.8% at December 31, 2013, 2.5% to 6.8% at September 30, 2013 and 3.6% to 7.1% at December 31, 2012)	$17,031	$10,597	$9,877
Less: current portion	(4,190)	(3,848)	(4,180)
Total long-term portion of borrowings under equipment financing facilities	$12,841	$6,749	$5,697

7.	FINANCIAL INSTRUMENTS

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

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. As of December 31, 2013, the following interest rate derivative instruments were outstanding: a) a $213.8 million interest rate swap with interest payments at a fixed rate of 1.38%. This interest rate swap was designated as a cash flow hedge and amortizes at $2.8 million per quarter beginning on June 28, 2013 and expires on March 31, 2017.

BEACON ROOFING SUPPLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; dollars in thousands, except share and per share amounts)

For derivative instruments designated as cash flow hedges, the Company records the effective portions of changes in their fair value, net of taxes, in other comprehensive income. The effectiveness of the hedges is periodically assessed by the Company during the lives of the hedges by 1) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and 2) through an evaluation of the ability of the counterparties to the hedges to honor their obligations under the hedges. Any ineffective portions of the hedges are recognized in earnings through interest expense, financing costs and other. The Company’s refinancing transaction on April 5, 2012, resulted in hedge ineffectiveness on the derivative instruments that expired in April 2013, as the underlying term debt being hedged was repaid before the expiration of the derivative instruments. Subsequent changes in the fair value of those swaps are being recognized in interest expense, financing costs and other. In the first quarter of 2013, there was a decline of $1.3 million in the fair value of the ineffective swaps that was recognized as a reduction to interest expense and other financing costs.

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense. The table below presents the combined fair values of the interest rate derivative instruments:

Instrument	Balance Sheet Location	December 31, 2013	September 30, 2013	December 31, 2012	Fair Value Hierarchy
Designated interest rate swaps (effective)	Accrued expenses	$3,209	$3,731	$6,144	Level 2
Non-designated interest rate swaps (ineffective)	Accrued expenses	—	—	1,305	Level 2
		$3,209	$3,731	$7,449

The fair values of the interest rate hedges were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (OCI):

	Three Months Ended December 31,
	2013	2012
Amount of gain (loss) recognized in OCI (net of tax)
Designated interest rate swaps	$316	$(84)

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in interest expense, financing costs and other:

	Three Months Ended December 31,
	2013	2012
Amount of gain (loss) recognized in interest expense, financing costs and other
Non-designated interest rate swaps	$—	$1,317

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

Foreign (Canadian) net revenue totaled $41.7 million and $45.4 million in the three months ended December 31, 2013 and 2012, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2013 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2014” refer to the three months (first quarter) ended December 31, 2013 of our fiscal year ending September 30, 2014, and all references to “2013” refer to the three months (first quarter) ended December 31, 2012 of our fiscal year ended September 30, 2013. Certain tabular information may not foot due to rounding and certain reclassifications are made to prior year sales by product line to conform to the current year presentation.

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

We currently distribute up to 11,000 SKUs through 240 branches in the United States and Canada. We had 2,946 employees as of December 31, 2013.

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

	Three Months Ended December 31,
	2013	2012

Net sales	100.0%	100.0%
Cost of products sold	77.0	75.3
Gross profit	23.0	24.7
Operating expenses	18.1	18.4
Income from operations	4.9	6.3
Interest expense, financing costs and other	(0.5)	(0.4)
Income before income taxes	4.4	5.9
Income tax expense	(1.7)	(2.4)
Net income	2.7%	3.5%

In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth, we include growth from existing and newly opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. When we refer to regions, we are referring to our geographic regions. At December 31, 2013, we had a total of 240 branches in operation. Our existing market calculations includes 221 branches and excludes 19 branches because they were acquired after the start of last year’s first quarter. Acquired markets for 2014 include McClure-Johnston, Ford Wholesale and Construction Materials Supply (See Note 5 to the Condensed Consolidated Financial Statements). When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

Three Months Ended December 31, 2013 ("2014") Compared to the Three Months Ended December 31, 2012 ("2013")

Existing and Acquired Markets

	Existing Markets December 31,		Acquired Markets December 31,		Consolidated December 31,
	2013	2012	2013	2012	2013	2012
Net Sales	$520,395	$503,595	$31,733	$10,115	$552,129	$513,710

Gross Profit	119,659	124,271	7,245	2,484	126,905	126,754
Gross Margin	23.0%	24.7%	22.8%	24.6%	23.0%	24.7%

Operating Expenses	92,310	91,178	7,506	3,324	99,818	94,505
Operating Expenses as a % of Net Sales	17.7%	18.1%	23.7%	32.9%	18.1%	18.4%

Operating Income (Loss)	$27,349	$33,093	$(261)	$(840)	$27,087	$32,249
Operating Margin	5.3%	6.6%	-0.8%	-8.3%	4.9%	6.3%

Net Sales

Consolidated net sales increased $38.4 million, or 7.5%, to $552.1 million in 2014 from $513.7 million in 2013. Existing market sales increased $16.8 million or 3.3% (the first quarter of 2014 and 2013 both had the same number of business days), while acquired market sales increased $21.6 million to $31.7 million. There were 62 business days in both 2014 and 2013. We believe our 2014 existing market sales were influenced primarily by the following factors:

•	higher residential roofing activity; and

•	higher direct sales activity related primarily to commercial roofing;

partially offset by:

•	lower residential and commercial roofing average selling prices.

We believe some of the comparisons to last year above were also influenced by the earlier onset of wetter weather and colder temperatures in most of our markets compared to last year. Despite challenges posed by the inclement weather during the quarter, we expanded our presence with the opening of four new branches in 2014. Comparatively, we opened one new branch, acquired 19 branches and closed one in last year’s first quarter. We are seeing success with our new branch opening process and believe we will exceed our initial targets and may open as many as 25 additional branches in fiscal 2014.

In 2014, we have estimated the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices declined slightly in 2014 compared to 2013, with prices of complementary products generally flat. Residential and commercial roofing product prices were down nearly 1%, while complementary product prices were down less than 0.4%. The lower gross margins in 2014 below are an indicator that the deflation in our net product costs was less than the impact from the decrease in our average selling prices. Existing market net sales by geographical region increased (decreased) as follows: Northeast (1.6%); Mid-Atlantic (2.6%); Southeast 20.9%; Southwest (1.4%); Midwest 12.2%; West 14.6%; and Canada (8.2%). These variations were primarily caused by short-term factors such as local market conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

For the Three Months Ended

	December 31, 2013		December 31, 2012
	Sales	Mix	Sales	Mix	Change
Residential roofing products	$241,309	46.4%	$238,049	47.3%	$3,260	1.4%
Non-residential roofing products	207,374	39.8%	194,547	38.6%	12,827	6.6
Complementary building products	71,712	13.8%	71,000	14.1%	712	1.0
Total existing market sales	$520,395	100.0%	$503,595	100.0%	$16,800	3.3%

For 2014, our acquired markets recognized sales of $10.5, $11.3 and $9.9 million in residential roofing products, non-residential roofing products and complementary building products, respectively, compared to $2.8, $2.4, and $4.9 million in residential roofing products, non-residential roofing products and complementary building products, respectively, in 2013. The 2014 existing market sales of $520.4 million, plus the sales from acquired markets of $31.7 million, agrees to our reported total 2014 sales of $552.1 million. The 2013 existing market sales of $503.6 million, plus the sales from acquired markets of $10.1 million, agrees to our reported total 2013 sales of $513.7 million. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

For the Three Months Ended

	December 31, 2013	December 31, 2012	Change
Gross profit	$126,905	$126,754	$151		0.1%
Existing markets	119,659	124,271	(4,612)		-3.7%

Gross margin	23.0%	24.7%		-1.7%
Existing markets	23.0%	24.7%		-1.7%

Our existing market gross profit decreased $4.6 million or 3.7% in 2014, while our acquired market gross profit increased by $4.8 million to $7.2 million. Our overall and existing market gross margins decreased in 2014 to 23.0% from 24.7% in 2013. The lower gross margins in 2014 were due primarily to pricing pressure across all product categories, cost increases in our complementary products and, in the total sales, an increase in our mix of direct non-residential product sales, which generally have lower gross margins than our other products.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expenses) compared to our warehouse sales, represented 18.4% and 15.1% of our net sales in 2014 and 2013, respectively. This increase in the percentage of direct sales was primarily attributable to the higher mix of non-residential roofing product sales, which are more commonly facilitated by direct shipment. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

For the Three Months Ended

	December 31, 2013	December 31, 2012	Change
Operating expenses	$99,818	$94,505	$5,313		5.6%
Existing markets	92,310	91,178	1,132		1.2%

Operating expenses as a % of sales	18.1%	18.4%		-0.3%
Existing markets	17.7%	18.1%		-0.4%

Operating expenses in our existing market increased by $1.1 million or 1.2% in 2014 to $92.3 million, as compared to $91.2 million in 2013, while our acquired market expenses increased by $4.2 million to $7.5 million. The following factors were the leading causes of the increased operating expenses in our existing markets:

•	increased payroll and employee benefit costs of $2.0 million; partially offset by:

•	decreased bad debt expense of $0.7 million due primarily to a lower percentage of past-due accounts; and

•	lower general and administrative expenses of $0.2 million.

In 2014, we expensed a total of $3.6 million for the amortization of intangible assets recorded under purchase accounting compared to $3.1 million in 2013. That increase was due to the impact of the acquisitions in 2013 that are included in our acquired markets. Our existing market operating expenses as a percentage of the related net sales in 2014 was 17.7% compared to 18.1% due to cost control initiatives and an increase in existing market sales.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other was $2.7 million in 2014 compared to $1.9 million in 2013. This year’s interest expense includes $0.3 million of expense related to the amortization of deferred financing costs. Interest expense in 2013 reflected a credit of $1.3 million for the recognition of the fair value of certain interest rate derivatives (Note 7) and expense of $0.3 million resulting from the amortization of deferred financing costs.

Income Taxes

Income tax expense was $9.5 million in 2014, compared to $12.1 million in 2013. The decrease was due to a reduction in our effective tax rate to 38.8% in 2014, compared to 40.0% in 2013, due primarily to a beneficial impact from the low Canadian tax rate, a slightly lower effective state tax rate and no discrete items in 2014. We currently expect our annual tax rate to be approximately 39%.

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

Certain Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for fiscal year 2014 (ending September 30, 2014) and fiscal year 2013 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends. Totals may not total due to rounding.

	Fiscal 2014	Fiscal 2013
	Qtr 1	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(unaudited; dollars in millions, except per share data)
Net sales	$552.1	$513.7	$416.3	$627.2	$683.5
Gross profit	126.9	126.8	99.7	147.3	157.6
Income from operations	27.1	32.3	1.9	48.0	47.5
Net income	$15.0	$18.2	$(0.2)	$27.2	$27.4

Earnings per share – basic	$0.31	$0.38	$—	$0.56	$0.56
Earnings per share - fully diluted	$0.30	$0.37	$—	$0.55	$0.55

Quarterly sales as % of full year's sales		22.9%	18.6%	28.0%	30.5%
Quarterly gross profit as % of full year's gross profit		23.9%	18.8%	27.7%	29.7%
Quarterly income from operations as % of full year's income from operations		24.9%	1.5%	37.0%	36.7%

Earnings in the first quarter of fiscal 2014 included no one-time or non-recurring activities.

Earnings in the first quarter of fiscal 2013 included a benefit of $1.3 million ($0.8 million net of tax), or $0.02 per diluted share, for the recognition of the fair value of the ineffective portion of certain interest rate derivatives in interest expense, financing costs and other and a charge of $0.9 million ($0.5 million net of tax), or $0.01 per diluted shares, for termination benefits associated with the retirement of our former CFO.

Earnings in the second quarter of fiscal 2013 included a benefit of $1.2 million ($0.8 million net of tax), or $0.02 per diluted share, for the recognition of the fair value of the ineffective portion of certain interest rate derivatives in interest expense, financing costs and other.

Earnings in the third quarter of fiscal 2013 included a charge of $0.1 million ($0.1 million net of tax), or $0.00 per diluted share, associated with the termination benefits of certain employees.

Earnings in the fourth quarter of fiscal 2013 included a charge of $0.3 million ($0.2 million net of tax), or $0.00 per diluted share, associated with the termination benefits of certain employees.

Liquidity and Capital Resources

We had cash and cash equivalents of $56.4 million at December 31, 2013 compared to $47.0 million at September 30, 2013. Our net working capital was $417.7 million at December 31, 2013 compared to $391.3 million at September 30, 2013.

2014 Compared to 2013

Our net cash provided by operating activities was $54.2 million in 2014 compared to $47.3 million provided in 2013. This increase in cash from operations was primarily due to a larger benefit from working capital changes in 2014 compared to 2013. The 2014 changes in working capital consisted of the positive impacts from a decrease in accounts receivable of $85.0 million and a $36.9 million increase in accounts payable and accrued expenses, partially offset by the negative impacts from an increase in inventories of $58.0 million and a $35.5 million increase in prepaid expenses and other assets. Our accounts receivable days sales outstanding (calculated based on the ending accounts receivable balance and the most recent quarter’s sales) decreased slightly compared to last year, mainly due to a favorable impact on the calculation from the very strong first quarter sales and focused collections during the quarter. Inventory turns slowed slightly compared to 2013 as a result of higher on-hand inventory levels. We increased our purchases in December 2013 from several of our major suppliers to take advantage of incentive programs that are based on calendar year purchases. The increase in prepaid expenses and other assets was primarily due to higher amounts due from vendors for the related incentive programs, which resulted from the higher level of purchases during the quarter, including an increased level of special buys. In connection with these purchases during the first quarter of 2014, we also realized increases in our accounts payable and accrued expenses at December 31, 2013.

Net cash used in investing activities was $5.1 million in 2014 compared to $67.3 million used in 2013. During the first quarter of 2013, we spent $64.5 million on acquisitions. Capital expenditures were $5.4 million in 2014 compared to $3.1 million in 2013. We currently expect fiscal year 2014 capital expenditures to total between 1.0% to 1.5% of net sales, mostly dependent upon our sales volume and the impact of branch openings related to our Greenfield development activities.

Net cash used in financing activities was $39.9 million in 2014 compared to net cash provided of $14.0 million in 2013. In 2014, there were $47.4 million of repayments under the revolving lines of credit as well as $2.8 million of scheduled quarterly repayment under the Term Loan. Additionally, we also financed $6.2 million worth of equipment purchases under our equipment financing facility during the quarter. In 2013, there were $3.8 million of loan repayments and we borrowed $6.1 million under our revolving lines of credit. We also had $4.0 million and $9.9 million of proceeds from exercises of stock options in the first quarter of 2014 and 2013, respectively.

Capital Resources

Our principal source of liquidity at December 31, 2013 was our cash and cash equivalents of $56.4 million and our available borrowings of $332.1 million under our revolving lines of credit, which took into account all of the debt covenants under the Credit Facility (see below), including the maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets were classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months.

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

Indebtedness

We currently have the following credit facilities:

•	a senior secured credit facility in the United States

•	a Canadian senior secured credit facility; and

•	an equipment financing facility.

 Senior Secured Credit Facility

On April 5, 2012, we entered into a five-year senior secured credit facility that includes a $550 million U.S. credit facility and a CAN$15 million ($14.1 million) Canadian credit facility with Wells Fargo Bank, National Association, and a syndicate of other lenders (combined, the “Senior Secured Credit Facility”). The $550 million U.S. credit facility consists of a revolving credit facility of $325 million (the “U.S. Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $225 million term loan (the “Term Loan”). The Term Loan has required amortization of 5% per year that is payable in quarterly installments, with the balance due on June 30, 2017. We may increase the Credit Facility by up to $200 million under certain conditions. At December 31, 2013, there was $205.3 million outstanding under the Term Loan and no outstanding borrowings under the U.S. Revolver or the Canadian Credit Facility. There were $7.0 million of outstanding standby letters of credit at December 31, 2013.

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

Our outstanding borrowings under the Term Loan carried an interest rate of LIBOR plus 1.75% (1.92% at December 31, 2013).

Financial covenants under the Credit Facility are as follows:

Maximum Consolidated Total Leverage Ratio

On the last day of each fiscal quarter, our Consolidated Total Leverage Ratio (the ratio of our outstanding debt to our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation), as more fully defined in the Credit Facility, must not be greater than 3.50:1 or 4.00:1 under a one-time request subsequent to an acquisition. At December 31, 2013, this ratio was 1.42:1.

Minimum Consolidated Interest Coverage Ratio

On the last day of each fiscal quarter, our Consolidated Interest Coverage Ratio (the ratio of our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation to our cash interest expense for the same period), as more fully defined in the Credit Facility, must not be less than 3.00:1. At December 31, 2013, this ratio was 16.73:1.

As of December 31, 2013, we were in compliance with these covenants. Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

Equipment Financing Facilities

As of December 31, 2013, there was a total of $17.0 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 2.33% to 6.75% and payments due through December 2020.  The Company’s current facility provides financing for up to $30 million of purchased transportation and material handling equipment through October 1, 2014 at an interest rate approximately 1.26% above the 3-year term swap rate for 5-year loans and 1.21% above the 4-year swap rate for 7-year loans.

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

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2013 Annual Report on Form 10-K have not changed materially for the first three months of fiscal 2014.

Item 4.    Controls and Procedures

As of December 31, 2013, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")). Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/13-10/31/13	—	$—	—	$—
11/1/13-11/30/13	31,541	$37.14	—	$—
12/1/13-12/31/13	—	$—	—	$—

(1)
During the three months ended December 31, 2013, these share purchases were made to satisfy employee tax withholding and payment obligations in connection with the vesting of previously issued awards of restricted stock shares, which were repurchased by the Company based on their fair market value on the vesting date. These repurchased shares were then cancelled.

Item 6.    Exhibits

Exhibit Number	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

Pursuant to Rule 405 of Regulation S-T, we have attached the following interactive data files formatted in Extensible Business Reporting Language (XBRL) as Exhibit 101 to this Quarterly Report on Form 10-Q: (i) the Consolidated Balance Sheets at December 31, 2013; September 30, 2013; and December 31, 2012, (ii) the Consolidated Statements of Earnings for the three months ended December 31, 2013, and December 31, 2012, (iii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2013, and December 31, 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2013, and December 31, 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

BY:	/s/ JOSEPH M. NOWICKI
Joseph M. Nowicki
Executive Vice President & Chief Financial Officer
 Date: February 7, 2014

