Form 10-Q
period 2014-03-31
BEACON ROOFING SUPPLY INC
filed 2014-05-09
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 5, 2014, 49,308,788 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Quarter Ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2014	September 30, 2013	March 31, 2013
	(unaudited)	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,041	$47,027	$16,728
Accounts receivable, less allowance of $9,907, $9,832 and $13,228 at March 31, 2014, September 30, 2013 and March 31, 2013, respectively	230,379	329,673	227,810
Inventories	421,756	251,370	322,939
Prepaid expenses and other assets	105,401	62,422	72,799
Deferred income taxes	14,226	14,591	15,576
Total current assets	805,803	705,083	655,852

Property and equipment, net	70,759	67,659	61,576
Goodwill	466,658	469,203	469,587
Other assets, net	88,327	96,751	105,026

TOTAL ASSETS	$1,431,547	$1,338,696	$1,292,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$308,209	$182,914	$185,134
Accrued expenses	72,445	68,298	68,624
Borrowings under revolving lines of credit	—	47,426	61,000
Current portion of long-term obligations	15,346	15,098	15,171
Total current liabilities	396,000	313,736	329,929

Senior notes payable, net of current portion	191,250	196,875	202,500
Deferred income taxes	60,350	61,003	58,005
Long-term obligations under equipment financing and other, net of current portion	20,591	12,726	11,494
Total liabilities	668,191	584,340	601,928

Commitments and contingencies

Stockholders’ equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 49,300,779 issued and outstanding at March 31, 2014, 48,984,550 issued and 48,898,622 outstanding at September 30, 2013, and 48,704,780 issued and 48,617,784 outstanding at March 31, 2013	492	488	487
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	324,504	312,962	302,496
Retained earnings	444,122	441,282	386,720
Accumulated other comprehensive income (loss)	(5,762)	(376)	410
Total stockholders’ equity	763,356	754,356	690,113

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,431,547	$1,338,696	$1,292,041

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net sales	$384,885	$416,277	$937,014	$929,987
Cost of products sold	298,093	316,626	723,317	703,582
Gross profit	86,792	99,651	213,697	226,405
Operating expenses	104,004	97,705	203,822	192,208
Operating income	(17,212)	1,946	9,875	34,197
Interest expense, financing costs and other	2,532	1,986	5,197	3,896
Income (loss) before provision for income taxes	(19,744)	(40)	4,678	30,301
Provision (benefit) for income taxes	(7,627)	121	1,838	12,256
Net income (loss)	$(12,117)	$(161)	$2,840	$18,045

Net income (loss) per common share:
Basic	$(0.25)	$-	$0.06	$0.37
Diluted	$(0.25)	$-	$0.06	$0.37

Weighted average shares used in computing net income (loss) per common share:
Basic	49,260,044	48,496,554	49,120,893	48,174,085
Diluted	49,260,044	48,496,554	49,956,072	49,148,923

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(unaudited; in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net income (loss)	$(12,117)	$(161)	$2,840	$18,045
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,454)	(1,951)	(5,928)	(2,166)
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	226	34	542	(50)
Total other comprehensive income (loss), net of tax	(3,228)	(1,917)	(5,386)	(2,216)
Comprehensive income (loss)	$(15,345)	$(2,078)	$(2,546)	$15,829

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Six Months Ended March 31,
	2014	2013
Operating activities
Net income	$2,840	$18,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,281	14,595
Stock-based compensation	5,489	4,656
Certain interest expense and other financing costs	545	(2,169)
Gain on sale of fixed assets	(480)	(576)
Deferred income taxes	(1,418)	527
Other	(3)	—
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	97,706	78,951
Inventories	(171,748)	(87,308)
Prepaid expenses and other assets	(43,252)	(2,095)
Accounts payable and accrued expenses	131,113	(4,035)
Net cash provided by operating activities	36,073	20,591

Investing activities
Purchases of property and equipment	(11,773)	(10,778)
Acquisition of businesses	—	(64,484)
Proceeds from sales of assets	394	687
Net cash used in investing activities	(11,379)	(74,575)

Financing activities
(Repayments) borrowings under revolving lines of credit, net	(47,398)	19,700
Repayments under term loan	(5,625)	(5,625)
Borrowings (repayments) under equipment financing facilities, net	8,530	(2,417)
Proceeds from exercise of options	6,057	15,123
Excess tax benefit from equity-based compensation	876	3,151
Net cash (used in) provided by financing activities	(37,560)	29,932
Effect of exchange rate changes on cash	(120)	575
Net decrease in cash and cash equivalents	(12,986)	(23,477)
Cash and cash equivalents at beginning of year	47,027	40,205
Cash and cash equivalents at end of period	$34,041	$16,728

Supplemental cash flow information
Cash paid during the year for:
Interest	$4,276	$5,895
Income taxes, net of refunds	$18,715	$10,464

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited; dollars in thousands, except share and per share amounts)

1.	BASIS OF PRESENTATION

Beacon Roofing Supply, Inc. (the "Company") prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. The balance sheet as of March 31, 2013 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (second quarter) and six-month period (year-to-date) ended March 31, 2014 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2014 (fiscal year 2014 or “2014”).

The Company’s inventories are primarily comprised of finished goods valued at the lower of cost or market (net realizable value). Cost is determined using the moving weighted-average cost method.

The six-month periods ended March 31, 2014 and March 31, 2013 each had 125 business days, while the three-month periods ended March 31, 2014 and March 31, 2013 each had 63 business days.

These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the company’s fiscal year 2013 (“2013”) Annual Report on Form 10-K for the year ended September 30, 2013, collectively referred to as the “2013 Annual Report”. Certain reclassifications of prior year's data have been made to conform to current year's presentation.

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

The following table presents the basic and diluted weighted average shares outstanding for each period presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Weighted average common shares outstanding	49,260,044	48,496,554	49,120,893	48,174,085
Effect of dilutive securities:
Stock option awards	—	—	659,233	886,623
Restricted stock awards	—	—	175,946	88,215
Shares for diluted earnings per share	49,260,044	48,496,554	49,956,072	49,148,923

Pursuant to the applicable accounting guidance for calculating earnings per share, the Company has not included 1,316,726 and 975,739 stock options and restricted stock awards in its calculation of diluted net income per share for the three and six months ended March 31, 2014, because the effect would have been antidilutive. For the three and six months ended March 31, 2013, there were 1,631,909 and 691,210 stock options and restricted stock awards which were antidilutive.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited; dollars in thousands, except share and per share amounts)

3.	COMPREHENSIVE INCOME AND CAPITAL STRUCTURE

The following table presents the activity included in stockholders’ equity during the six months ended March 31, 2014:

	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2013	$488	$312,962	$441,282	$(376)	$754,356
Issuance of common stock	4	6,053	—	—	6,057
Stock-based compensation	—	5,489	—	—	5,489
Net income	—	—	2,840	—	2,840
Other comprehensive loss	—	—	—	(5,386)	(5,386)
Balance at March 31, 2014	$492	$324,504	$444,122	$(5,762)	$763,356

Accumulated other comprehensive income (loss) consists of adjustments related to the translation of foreign currencies and fair value adjustments associated with cash flow hedges. The following table presents the changes in accumulated other comprehensive income by component during the six months ended March 31, 2014:

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2013	$1,885	$(2,261)	$(376)
Other comprehensive income (loss) recognized in accumulated other comprehensive income	(5,928)	542	(5,386)
Balance at March 31, 2014	$(4,043)	$(1,719)	$(5,762)

There were no reclassifications out of accumulated other comprehensive income (loss) during the six months ended March 31, 2014.

4.	STOCK-BASED COMPENSATION

On February 12, 2014, the shareholders of the Company approved the Beacon Roofing Supply, Inc. 2014 Stock Plan (the “2014 Plan”). The 2014 Plan provides for discretionary awards of stock options, stock, stock units and stock appreciation rights (“SARs”) for up to 5,100,000 shares of common stock to selected employees and non-employee directors. As of March 31, 2014, there were 4,389,854 shares of common stock available for awards under the 2014 Plan.

In addition to the 2014 Plan, the Company also maintains the amended and restated Beacon Roofing Supply, Inc. 2004 Stock Plan (the “2004 Plan”). Upon approval of the 2014 Plan, the Company ceased issuing equity awards from the pre-existing 2004 Plan and all future equity awards will be issued from the 2014 Plan.

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

The Company recorded share-based compensation expense for award grants of $3.0 million and $2.2 million for the three months ended March 31, 2014 and 2013, respectively, and $5.5 million and $4.7 million for the six months ended March 31, 2014 and 2013, respectively.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited; dollars in thousands, except share and per share amounts)

Stock options

As of March 31, 2014, there was $12.0 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.04 years. Except under certain conditions, the options are subject to continued employment and vest in one-third increments over a three-year period following the grant dates.

The following table illustrates the assumptions used in the Black-Scholes pricing model for options granted during the year-to-date period ended March 31, 2014:

Risk-free interest rate	1.76%
Expected volatility	44%
Expected life in years	6.0
Expected dividend yield	0%

Expected lives of the options granted are based primarily on historical activity, while expected volatilities are based on historical volatilities of the Company’s stock and consideration of public companies’ stock. Estimated forfeiture rates vary by grant and range up to 8.0% as of March 31, 2014.

The following table summarizes stock options outstanding as of March 31, 2014, as well as activity during the six months then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in years)	(in millions)
Outstanding at September 30, 2013	2,504,606	$20.26
Granted	421,191	$36.10
Exercised	(338,315)	$18.89
Canceled	(70,359)	$30.81
Outstanding at March 31, 2014	2,517,123	$22.86	6.9	$39.8
Vested or Expected to Vest at March 31, 2014	2,468,156	$22.77	6.8	$39.3
Exercisable at March 31, 2014	1,476,118	$17.59	5.5	$31.1

Restricted stock awards

As of March 31, 2014, there was $10.4 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.89 years.

The Company grants both time-based and performance-based restricted stock awards. The total fair values of the restricted stock awards were determined based upon the number of shares or units and the closing prices of the Company’s common stock on the dates of the grants.

Performance-based restricted stock awards granted to management are subject to continued employment, except under certain conditions, and will vest if the Company attains a targeted rate of return on invested capital at the end of a three-year period. The actual number of shares or units that will vest can range from 0% to 125% of the management grants depending upon actual Company performance below or above the target level and the Company estimates that performance in determining the projected number of shares or units that will vest and the related compensation cost.

Time-based restricted stock awards granted to management are subject to continued service and vest at the end of three years (except under certain conditions). Time-based restricted stock awards granted to non-employee directors are also subject to continued service and vest at the end of one year (except under certain conditions).

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited; dollars in thousands, except share and per share amounts)

The following table summarizes restricted shares and units outstanding as of March 31, 2014, as well as activity during the six months then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Grant	Contractual	Intrinsic
	Shares/Units	Price	Life	Value
			(in years)	(in millions)
Outstanding at September 30, 2013	371,171	$23.52
Granted	234,350	$35.46
Lapse of restrictions/conversions	(63,842)	$19.08
Canceled	(66,935)	$22.05
Outstanding at March 31, 2014	474,744	$30.90	2.2	$18.4
Vested or Expected to Vest at March 31, 2014	474,744	$30.90	2.2	$18.4

5.	ACQUISITIONS

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

As of March 31, 2014, we maintain $3.3 million in escrow for purchase price adjustments and post-closing indemnification claims related to previous acquisitions, with $0.3 million included in other current assets and accrued expenses and $3.0 million included in other long-term assets and other long-term liabilities.

6.	FINANCING ARRANGEMENTS

Financing arrangements consisted of the following:

	March 31, 2014	September 30, 2013	March 31, 2013
Senior Secured Credit Facility
Revolving Lines of Credit:
Canadian revolver-expires March 31, 2017 (3.75% at September 30, 2013)	$—	$2,426	$—
U.S. Revolver-expires March 31, 2017 (1.93% at September 30, 2013 and 2.32% at March 31, 2013)	—	45,000	61,000
Term Loan:
Term Loan-matures March 31, 2017 (1.90% at March 31, 2014, 1.93% on September 30, 2013 and 1.95% at March 31, 2013)	202,500	208,125	213,750
Total borrowings under Senior Secured Credit Facility	202,500	255,551	274,750
Less: current portion	(11,250)	(58,676)	(72,250)
Total long-term portion of borrowings under Senior Secured Credit Facility	$191,250	$196,875	$202,500

Equipment Financing Facilities
Borrowings under various equipment financing facilities-various maturities from January 2014 through February 2021 (various fixed interest rates ranging from 2.33% to 6.75% at March 31, 2014, 2.51% to 6.75% at September 30, 2013 and 3.25% to 6.75% at March 31, 2013)	$19,122	$10,597	$8,815
Less: current portion	(4,096)	(3,848)	(3,921)
Total long-term portion of borrowings under equipment financing facilities	$15,026	$6,749	$4,894

7.	FINANCIAL INSTRUMENTS

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

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited; dollars in thousands, except share and per share amounts)

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. On March 28, 2013, we entered into an interest rate swap agreement with a notional amount of $213.8 million that expires on March 31, 2017. This agreement swaps the thirty-day LIBOR to a fixed-rate of 1.38%. The instrument has scheduled reductions of the notional amount equal to $2.8 million per quarter, effectively matching our principal repayment schedule under our Term Loan. As of March 31, 2014, the interest rate swap has a notional amount of $202.5 million and expires on March 31, 2017.

For derivative instruments designated as cash flow hedges, the Company records the effective portions of changes in their fair value, net of taxes, in other comprehensive income. The effectiveness of the hedges is periodically assessed by the Company during the lives of the hedges by 1) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and 2) through an evaluation of the ability of the counterparties to the hedges to honor their obligations under the hedges. Any ineffective portions of the hedges are recognized in earnings through interest expense, financing costs and other. The Company’s refinancing transaction on April 5, 2012, resulted in hedge ineffectiveness on the derivative instruments that expired in April 2013, as the underlying term debt being hedged was repaid before the expiration of the derivative instruments. Subsequent changes in the fair value of those swaps are being recognized in interest expense, financing costs and other. There were declines of $1.3 million and $2.6 million in the fair value of the ineffective swaps in the three and six months ended March 31, 2013, respectively. These changes in fair value were recognized as a reduction to interest expense, financing costs and other.

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense, financing costs and other. The table below presents the combined fair values of the interest rate derivative instruments:

Instrument	Balance Sheet Location	March 31, 2014	September 30, 2013	March 31, 2013	Fair Value Hierarchy
Designated interest rate swaps (effective)	Accrued expenses	$2,835	$3,731	$6,087	Level 2
		$2,835	$3,731	$6,087

The fair values of the interest rate hedges were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (OCI):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Amount of gain (loss) recognized in OCI (net of tax)
Designated interest rate swaps	$226	$34	$542	$(50)

The table below presents the amounts of gain/(loss) on the interest rate derivative instruments recognized in interest expense, financing costs and other:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Amount of gain (loss) recognized in interest expense, financing costs and other
Non-designated interest rate swaps	$—	$1,305	$—	$2,621

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

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited; dollars in thousands, except share and per share amounts)

8.	FOREIGN NET REVENUE

Foreign (Canadian) net revenue totaled $18.3 million and $19.1 million during the three months ended March 31, 2014 and 2013, respectively, and $60.0 million and $64.5 million during the six months ended March 31, 2014 and 2013, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2013 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2014” refer to the three months (second quarter) and six months (year-to-date) ended March 31, 2014 of our fiscal year ending September 30, 2014, and all references to “2013” refer to the three months (second quarter) and six months (year-to-date) ended March 31, 2013 of our fiscal year ended September 30, 2013. Certain tabular information may not foot due to rounding and certain reclassifications are made to prior year sales by product line to conform to the current year presentation.

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

We currently distribute up to 11,000 SKUs through 245 branches in the United States and Canada. We had 2,911 employees as of March 31, 2014.

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

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. During the first half of 2014, we continued to execute on our growth strategy with the opening of eight new branches, increasing our overall branch count by more than 3% from the beginning of the fiscal year. While these new greenfield locations impact our operating cost structure in the near-term, we believe our greenfields are strategically located within markets with strong dynamics and opportunity to quickly establish our presence and gain local market share.

While we remain focused on our greenfield expansion, we also continue to seek opportunities to grow the business through acquisition. Our main acquisition strategy is to target market leaders in geographic areas that we do not service or that complement our existing operations in an area. Our November 2012 acquisition of McClure-Johnston is an example of an acquisition that complements our existing markets. McClure-Johnston is a distributor of residential and commercial roofing products and related accessories, headquartered in the Pittsburgh area, and has 14 branches, including eight in Pennsylvania, three in West Virginia, one in Western Maryland and two in Georgia. Our December 2012 acquisition of Ford Wholesale Co., a distributor of residential and commercial roofing and related accessories with three locations in Northern California, is an example of an entry into a new geographic market with no branch overlap with our existing operations.

Results of Operations

The following table presents, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods presented. Percentages may not foot due to rounding.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.4	76.1	77.2	75.7
Gross profit	22.6	23.9	22.8	24.3
Operating expenses	27.0	23.5	21.8	20.7
Income from operations	-4.4	0.5	1.0	3.7
Interest expense, financing costs and other	-0.7	-0.5	-0.6	-0.4
Income before income taxes	-5.1	—	0.5	3.3
Income tax expense	2.0	—	-0.2	-1.3
Net income	-3.1%	—%	0.3%	1.9%

In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth, we include growth from existing and newly opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. When we refer to regions, we are referring to our geographic regions. At March 31, 2014, we had a total of 245 branches in operation. Our existing market calculations for the quarter ended March 31, 2014 include all 245 branches. Our existing market calculations for YTD 2014 include 226 branches and exclude 19 branches because they were acquired after the start of last year. Acquired markets for YTD 2014 include McClure-Johnston, Ford Wholesale and Construction Materials Supply. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

Three Months Ended March 31, 2014 (“2014”) Compared to the Three Months Ended March 31, 2013 (“2013”)

Existing and Acquired Markets

	Existing Markets March 31,		Acquired Markets March 31,		Consolidated March 31,
	2014	2013	2014	2013	2014	2013
Net Sales	$384,885	$416,277	$—	$—	$384,885	$416,277

Gross Profit	86,792	99,651	—	—	86,792	99,651
Gross Margin	22.6%	23.9%	—%	—%	22.6%	23.9%

Operating Expenses	104,004	97,705	—	—	104,004	97,705
Operating Expenses as a % of Net Sales	27.0%	23.5%	—%	—%	27.0%	23.5%

Operating Income (Loss)	$(17,212)	$1,946	$—	$—	$(17,212)	$1,946
Operating Margin	-4.4%	0.5%	—%	—%	-4.4%	0.5%

Net Sales

Consolidated net sales decreased $31.4 million, or -7.5%, to $384.9 million during 2014 from $416.3 million in 2013. As there were no branches classified as acquired markets during the three months ended March 31, 2014 and 2013, consolidated sales are representative of our existing market sales. There were 63 business days in both the second quarters of 2014 and 2013. We believe our 2014 existing market sales were influenced primarily by the following factors:

•	lower residential and commercial roofing demand as a result of the harsh weather conditions in 2014; and

•	lower residential and commercial roofing average selling prices;

partially offset by:

•	17 new greenfield branches opened in the last 12 months.

We believe some of the comparisons to last year above were influenced by the extended wetter weather, increased winter storm activity and colder temperatures in most of our markets compared to last year. Despite challenges posed by the inclement weather during the quarter, we continued to execute on our growth strategy with the opening of four new branches during the second quarter of 2014. Comparatively, we had no branch openings during the second quarter of 2013.

In 2014, we have estimated the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices declined across all product lines in 2014, compared to 2013, with residential and commercial roofing products down approximately 1.5% and complementary roofing products down approximately 1%. Net product costs of residential and commercial roofing products declined approximately 0.5%, while complementary product prices were down approximately 1%. The lower gross margins in 2014 below are an indicator that the deflation in our net product costs was less than the impact from the decrease in our average selling prices.

Existing quarter-over-quarter market net sales, by geographical region, increased (decreased) as follows: Northeast (22.3%); Mid-Atlantic (14.1%); Southeast 8.8%; Southwest 1.3%; Midwest (17.5%); West 12.1%; and Canada (3.7%). These variations were primarily caused by short-term factors such as local market conditions, weather conditions and storm activity.

Product group sales for our existing markets for the quarter-to-date period ended were as follows:

	March 31, 2014		March 31, 2013
	Sales	Mix	Sales	Mix	Change
Residential roofing products	$186,085	48.3%	$211,609	50.8%	$(25,524)	-12.1%
Non-residential roofing products	135,804	35.3%	138,955	33.4%	(3,151)	-2.3
Complementary building products	62,996	16.4%	65,713	15.8%	(2,717)	-4.1
Total existing market sales	$384,885	100.0%	$416,277	100.0%	$(31,392)	-7.5%

As previously noted, there were no branches classified as acquired markets during the three months ended March 31, 2014 and 2013, therefore existing market sales are representative of our consolidated group sales. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit for consolidated and existing markets for the quarter-to-date period ended were as follows:

	March 31, 2014	March 31, 2013	Change
Gross profit	$86,792	$99,651	$(12,859)		-12.9%
Existing markets	86,792	99,651	(12,859)		-12.9%

Gross margin	22.6%	23.9%		-1.3%
Existing markets	22.6%	23.9%		-1.3%

In 2014, existing market gross profit decreased $12.9 million, or -12.9%. Our overall and existing market gross margins decreased in 2014 to 22.6% from 23.9% in 2013. The lower gross margins in 2014 were due primarily to selling price pressures across all product categories due to softer demand, as well as an unfavorable shift in sales mix driven by the decline in residential roofing product sales in 2014 as a result of the extended wetter weather, increased winter storm activity and colder temperatures in most of our markets compared to last year.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expenses) compared to our warehouse sales, represented 21.4% and 21.2% of our net sales in 2014 and 2013, respectively. This increase in the percentage of direct sales was primarily attributable to a higher mix of roofing sales to lumber yards and other building material suppliers during the quarter, which are more commonly facilitated by direct shipment. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

Operating expenses for consolidated and existing markets for the quarter-to-date period ended were as follows:

	March 31, 2014	March 31, 2013	Change
Operating expenses	$104,004	$97,705	$6,299		6.4%
Existing markets	104,004	97,705	6,299		6.4%

Operating expenses as a % of sales	27.0%	23.5%		3.5%
Existing markets	27.0%	23.5%		3.5%

In 2014, operating expenses in our existing market increased by $6.3 million, or 6.4%, to $104.0 million, as compared to $97.7 million in 2013. The following factors were the leading causes of the increased operating expenses in our existing markets:

•	increased payroll and employee benefit costs of $2.5 million in 2014 related to increased group insurance costs as well as increased headcount, of which $1.7 million was associated with our greenfield branch openings;

•	increased non-cash stock compensation expense of $0.8 million in 2014;

•	increased warehouse operating costs of $1.6 million due primarily to increased rent and real estate taxes for our branch locations, of which $1.0 million was associated with our greenfield branch openings;

•	increased general and administrative expenses of $0.6 million, due entirely to our continued greenfield branch expansion activity; and

•	increased bad debt expense of $1.4 million due to a higher percentage of past-due accounts that have grown due to the prolonged winter weather which has slowed roofing activity;

partially offset by:

•	reduced selling expenses of $0.1 million, due to softer sales activity during 2014 and implemented cost control measures, which fully offset the $0.6 million incremental selling expenses associated with our greenfield branches during the quarter, and

•	lower depreciation expense of $0.4 million.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other was $2.5 million in 2014 compared to $2.0 million in 2013. This year’s interest expense includes $0.3 million of expense related to the amortization of deferred financing costs. Interest expense in 2013 reflected a credit of $1.3 million for the recognition of the fair value of certain interest rate derivatives (Note 7) and expense of $0.3 million resulting from the amortization of deferred financing costs.

Six Months Ended March 31, 2014 (“YTD 2014”) Compared to the Six Months Ended March 31, 2013 (“YTD 2013”)

Existing and Acquired Markets

	Existing Markets March 31,		Acquired Markets March 31,		Consolidated March 31,
	2014	2013	2014	2013	2014	2013
Net Sales	$883,853	$897,459	$53,161	$32,528	$937,014	$929,987

Gross Profit	201,972	219,050	11,725	7,355	213,697	226,405
Gross Margin	22.9%	24.4%	22.1%	22.6%	22.8%	24.3%

Operating Expenses	189,232	181,159	14,590	11,049	203,822	192,208
Operating Expenses as a % of Net Sales	21.4%	20.2%	27.4%	34.0%	21.8%	20.7%

Operating Income (Loss)	$12,740	$37,891	$(2,865)	$(3,694)	$9,875	$34,197
Operating Margin	1.4%	4.2%	-5.4%	-11.4%	1.0%	3.7%

Net Sales

Consolidated net sales increased $7.0 million, or 0.8%, to $937.0 million in YTD 2014 from $930.0 million in YTD 2013. Existing market sales decreased $13.6 million, or 1.5% (the first six months of 2014 and 2013 both had the same number of business days), while acquired market sales increased $20.6 million, or 63.4%, to $53.2 million. There were 125 business days in both YTD 2014 and YTD 2013. We believe our YTD 2014 existing market sales were influenced primarily by the following factors:

•	lower residential demand as a result of the harsh weather conditions in 2014; and

•	lower residential and commercial roofing average selling prices;

partially offset by:

•	17 new greenfield branches opened in the last 12 months.

We believe some of the comparisons to last year above were also influenced by the earlier onset of wetter weather, the increased frequency and severity of winter storms and prolonged colder temperatures in most of our markets compared to last year. Despite challenges posed by the inclement weather during the quarter, we have continued to expand our market presence with the opening of eight new branches during the first six months of 2014. Comparatively, we opened one new branch, acquired 19 branches and closed one during the same prior year period. We continue to see success with our new branch opening process and believe we will exceed our initial targets and may open as many as 25 branches in fiscal 2014.

We have estimated the impact of inflation or deflation on our sales and gross profit during YTD 2014 by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices for residential and non-residential roofing products declined by approximately 1% in YTD 2014 compared to YTD 2013, with prices of complementary building products generally flat. Net product costs of residential and commercial roofing products declined approximately 0.5%, while complementary building product prices were down approximately 1%. The lower gross margins in YTD 2014 below are an indicator that the deflation in our net product costs was less than the impact from the decrease in our average selling prices.

Existing year-over-year market net sales, by geographical region, increased (decreased) as follows: Northeast (9.3%); Mid-Atlantic (8.1%); Southeast 12.4%; Southwest 2.9%; Midwest (3.1%); West 18.8%; and Canada (6.8%). These variations were primarily caused by short-term factors such as local market conditions, weather conditions and storm activity.

Product group sales for our existing markets for the year-to-date period ended were as follows:

	March 31, 2014		March 31, 2013
	Sales	Mix	Sales	Mix	Change
Residential roofing products	$418,665	47.4%	$442,560	49.3%	$(23,895)	-5.4%
Non-residential roofing products	337,554	38.2%	325,077	36.2%	12,477	3.8
Complementary building products	127,634	14.4%	129,822	14.5%	(2,188)	-1.7
Total existing market sales	$883,853	100.0%	$897,459	100.0%	$(13,606)	-1.5%

In YTD 2014, our acquired markets recognized sales of $18.8 million, $17.3 million, and $17.1 million in residential roofing products, non-residential roofing products and complementary building products, respectively, compared to $10.6 million, $10.1 million, and $11.8 million in residential roofing products, non-residential roofing products and complementary building products, respectively, during YTD 2013. The YTD 2014 existing market sales of $883.9 million, plus the sales from acquired markets of $53.2 million, agrees to our reported total YTD 2014 sales of $937.0 million. The YTD 2013 existing market sales of $897.5 million, plus the sales from acquired markets of $32.5 million, agrees to our reported total YTD 2013 sales of $930.0 million. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit for consolidated and existing markets for the year-to-date period ended were as follows:

	March 31, 2014	March 31, 2013	Change
Gross profit	$213,697	$226,405	$(12,708)		-5.6%
Existing markets	201,972	219,050	(17,078)		-7.8%

Gross margin	22.8%	24.3%		-1.5%
Existing markets	22.9%	24.4%		-1.5%

Our existing market gross profit decreased $17.1 million, or -7.8%, in YTD 2014, while our acquired market gross profit increased by $4.4 million, to $11.7 million. Our overall and existing market gross margins decreased in 2014 to 22.8% and 22.9%, respectively, from 24.3% and 24.4%, respectively, in YTD 2013. The lower overall gross margins in YTD 2014 were due primarily to pricing pressure across our residential and commercial roofing products as a result of soft demand, combined with a shift in our sales mix during YTD 2014 towards higher direct non-residential product sales, which generally have lower gross margins than our other products. Additionally, gross margins were adversely impacted by a decline in higher-margin residential roofing product sales in YTD 2014 as a result of the earlier onset of winter weather, the extended wetter weather, increased winter storm activity and colder temperatures in most of our markets compared to last year.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expenses) compared to our warehouse sales, represented 19.7% and 17.8% of our net sales during YTD 2014 and YTD 2013, respectively. This increase in the percentage of direct sales was primarily attributable to the higher mix of non-residential roofing product sales, which are more commonly facilitated by direct shipment. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

Operating expenses for consolidated and existing markets for the year-to-date period ended were as follows:

	March 31, 2014	March 31, 2013	Change
Operating expenses	$203,822	$192,208	$11,614		6.0%
Existing markets	189,232	181,159	8,073		4.5%

Operating expenses as a % of sales	21.8%	20.7%		1.1%
Existing markets	21.4%	20.2%		1.2%

In YTD 2014, operating expenses in our existing market increased by $8.1 million, or 4.5%, to $189.2 million, as compared to $181.2 million in YTD 2013; acquired market operating expenses increased by $3.5 million, to $14.6 million. The following factors were the leading causes of the increased operating expenses in our existing markets:

•	increased payroll and employee benefit costs of $5.1 million in YTD 2014 related to increased group insurance costs as well as increased headcount, of which $2.8 million is associated with our greenfield branch openings;

•	increased warehouse operating costs of $2.4 million in YTD 2014 due primarily to increased rent and real estate taxes for our branch locations, of which $1.5 million is associated with our greenfield branch openings;

•	increased bad debt expense of $1.1 million in YTD 2014 due to a higher percentage of past-due accounts that have grown due to the prolonged winter weather which has slowed roofing activity; and

•	increased general and administrative expenses of $0.5 million in YTD 2014 due to $0.8 million of additional expense related to our greenfield branch activity which was nearly entirely offset by continued cost control throughout YTD 2014;

partially offset by:

•	reduced selling expenses of $0.8 million, due to softer sales activity during FY 2014 and implemented cost control measures, which more than offset the $1.0 million incremental selling expenses associated with our greenfield branches during the same period.

In YTD 2014, we expensed a total of $7.1 million for the amortization of intangible assets recorded under purchase accounting, compared to $6.7 million in YTD 2013. That increase was due to the impact of the acquisitions in YTD 2013 that are included in our acquired markets. Our existing market operating expenses as a percentage of the related net sales in YTD 2014 was 21.4% compared to 20.2% due to a decline in sales caused by the earlier onset of wetter weather, the increased frequency and severity of winter storms and prolonged colder temperatures in most of our markets compared to last year, combined with the increase in greenfield activity and the associated start-up costs.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other was $5.2 million in YTD 2014 compared to $3.9 million in YTD 2013. This year’s interest expense includes $0.5 million of expense related to the amortization of deferred financing costs. Interest expense in YTD 2013 reflected a credit of $2.6 million for the recognition of the fair value of certain interest rate derivatives (Note 7) and expense of $0.5 million resulting from the amortization of deferred financing costs.

Income Taxes

Income tax expense was $1.8 million in YTD 2014, compared to $12.3 million in YTD 2013. The decrease was due to a reduction in our effective tax rate to 39.3% in YTD 2014, compared to 40.4% in YTD 2013, due primarily to a beneficial impact from the low Canadian tax rate, a slightly lower effective state tax rate and no discrete items in YTD 2014. We currently expect our annual effective tax rate to be approximately 39%.

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

Certain Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for fiscal year 2014 (ending September 30, 2014) and fiscal year 2013 (ended September 30, 2013) which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends. Amounts may not total due to rounding.

	Fiscal 2014		Fiscal 2013
	Qtr 1	Qtr 2	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(unaudited, dollars in millions, except per share data)
Net sales	$552.1	$384.9	$513.7	$416.3	$627.2	$683.5
Gross profit	126.9	86.8	126.8	99.7	147.3	157.6
Income from operations	27.1	(17.2)	32.3	1.9	48.0	47.5
Net income	$15.0	$(12.1)	$18.2	$(0.2)	$27.2	$27.4

Earnings per share – basic	$0.31	$(0.25)	$0.38	$—	$0.56	$0.56
Earnings per share - fully diluted	$0.30	$(0.25)	$0.37	$—	$0.55	$0.55

Quarterly sales as % of full year's sales			22.9%	18.6%	28.0%	30.5%
Quarterly gross profit as % of full year's gross profit			23.9%	18.8%	27.7%	29.7%
Quarterly income from operations as % of full year's income from operations			24.9%	1.5%	37.0%	36.7%

Earnings in the first and second quarters of fiscal 2014 included no one-time or non-recurring activities.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $34.0 million at March 31, 2014, compared to $47.0 million at September 30, 2013 and $16.7 million at March 31, 2013. Our net working capital was $409.8 million at March 31, 2014, compared to $391.3 million at September 30, 2013 and $325.9 million at March 31, 2013.

2014 Compared to 2013

Our net cash provided by operating activities was $36.1 million in 2014 compared to $20.6 million provided in 2013. This increase in cash from operations was primarily due to a larger benefit from working capital changes in 2014 compared to 2013. The 2014 changes in working capital consisted of the positive impacts from a decrease in accounts receivable of $97.7 million and a $131.1 million increase in accounts payable and accrued expenses, partially offset by the negative impacts from an increase in inventories of $171.7 million and a $43.3 million increase in prepaid expenses and other assets. Our accounts receivable days sales outstanding (calculated based on the ending accounts receivable balance and the most recent quarter’s sales) increased slightly compared to last year, mainly due to an unfavorable impact on the calculation from the weaker second quarter sales due to the severe winter weather. Inventory turns have slowed in 2014 compared to 2013 as a result of higher on-hand inventory levels as we continued to leverage seasonal special buys during the second quarter of 2014 from several of our major suppliers. The increase in prepaid expenses and other assets was primarily due to higher amounts due from vendors for the related special buys and incentive programs. In connection with these purchases during the first six months of 2014, we also realized increases in our accounts payable and accrued expenses at March 31, 2014.

Net cash used in investing activities was $11.4 million in 2014 compared to $74.6 million used in 2013. During the first quarter of 2013, we spent $64.5 million on acquisitions. Capital expenditures were $11.8 million in 2014 compared to $10.8 million in 2013. We currently expect fiscal year 2014 capital expenditures to total between 1.0% to 1.5% of net sales, mostly dependent upon our sales volume and the impact of branch openings related to our greenfield development activities.

Net cash used in financing activities was $37.6 million in 2014 compared to net cash provided of $29.9 million in 2013. In 2014, there were $47.4 million of repayments under the revolving lines of credit as well as $5.6 million of scheduled quarterly repayment under the Term Loan. Additionally, we also financed $11.0 million worth of equipment purchases under our equipment financing facility during the quarter and made scheduled repayments of $2.4 million. In 2013, there were $8.0 million of loan repayments and we borrowed $19.7 million under our revolving lines of credit related to our seasonal inventory purchases. We also had $6.1 million and $15.1 million of proceeds from exercises of stock options in the first quarter of 2014 and 2013, respectively.

Capital Resources

Our principal source of liquidity at March 31, 2014 was our cash and cash equivalents of $34.0 million and our available borrowings of $331.6 million under our revolving lines of credit, which took into account all of the debt covenants under the Credit Facility (see below), including the maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets were classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months.

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

Senior Secured Credit Facility

On April 5, 2012, we entered into a five-year senior secured credit facility that includes a $550 million U.S. credit facility and a CAN$15 million ($14.1 million) Canadian credit facility with Wells Fargo Bank, National Association, and a syndicate of other lenders (combined, the “Senior Secured Credit Facility”). The $550 million U.S. credit facility consists of a revolving credit facility of $325 million (the “U.S. Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $225 million term loan (the “Term Loan”). The Term Loan has required amortization of 5% per year that is payable in quarterly installments, with the balance due on June 30, 2017. We may increase the Credit Facility by up to $200 million under certain conditions. At March 31, 2014, there was $202.5 million outstanding under the Term Loan and no outstanding borrowings under the U.S. Revolver or the Canadian Credit Facility. There were $7.0 million of outstanding standby letters of credit at March 31, 2014.

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

Our outstanding borrowings under the Term Loan carried an interest rate of LIBOR plus 1.75% (1.90% at March 31, 2014).

Financial covenants under the Credit Facility are as follows:

Maximum Consolidated Total Leverage Ratio

On the last day of each fiscal quarter, our Consolidated Total Leverage Ratio (the ratio of our outstanding debt to our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation), as more fully defined in the Credit Facility, must not be greater than 3.50:1 or 4.00:1 under a one-time request subsequent to an acquisition. At March 31, 2014, this ratio was 1.59:1.

Minimum Consolidated Interest Coverage Ratio

On the last day of each fiscal quarter, our Consolidated Interest Coverage Ratio (the ratio of our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation to our cash interest expense for the same period), as more fully defined in the Credit Facility, must not be less than 3.00:1. At March 31, 2014, this ratio was 16.20:1.

As of March 31, 2014, we were in compliance with these covenants. Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

Equipment Financing Facilities

As of March 31, 2014, there was a total of $19.1 million outstanding under our equipment financing facilities, with fixed interest rates ranging from 2.33% to 6.75% and payments due through February 2021. Our current facility provides financing for up to $30 million of purchased transportation and material handling equipment through October 1, 2014 at an interest rate approximately 1.26% above the 3-year term swap rate for 5-year loans and 1.21% above the 4-year swap rate for 7-year loans.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2013 Annual Report on Form 10-K have not changed materially for the first six months of fiscal 2014.

Item 4.    Controls and Procedures

As of March 31, 2014, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")). Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Beacon Roofing Supply, Inc. 2014 Stock Plan.	DEF 14A	000-50924	Appendix A	January 6, 2014

10.2+	Form of Beacon Roofing Supply, Inc. 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors.	8-K	000-50924	10.2	February 13, 2014

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1*	Certification pursuant to 18 U.S.C. Section 1350

101*	101.INS XBRL Instance
101.SCH XBRL Taxonomy Extension Schema
101.CAL XBRL Taxonomy Extension Calculation
101.LAB XBRL Taxonomy Extension Labels
101.PRE XBRL Taxonomy Extension Presentation
101.DEF XBRL Taxonomy Extension Definition

+	Management contract or compensatory plan/arrangement
*	Filed herewith

Pursuant to Rule 405 of Regulation S-T, we have attached the following interactive data files formatted in Extensible Business Reporting Language (XBRL) as Exhibit 101 to this Quarterly Report on Form 10-Q: (i) the Consolidated Balance Sheets at March 31, 2014; September 30, 2013; and March 31, 2013, (ii) the Consolidated Statements of Earnings for the three and six months ended March 31, 2014, and March 31, 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2014, and March 31, 2013, (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2014, and March 31, 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

BY:	/s/ JOSEPH M. NOWICKI
Joseph M. Nowicki
Executive Vice President & Chief Financial Officer

Date: May 9, 2014

