Form 10-Q
period 2014-06-30
BEACON ROOFING SUPPLY INC
filed 2014-08-08
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 6, 2014, 49,347,586 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Quarter Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2014	September 30, 2013	June 30, 2013
	(unaudited)	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,405	$47,027	$26,375
Accounts receivable, less allowance of $8,458, $9,832 and $10,989 at June 30, 2014, September 30, 2013 and June 30, 2013, respectively	352,554	329,673	313,698
Inventories	399,619	251,370	335,438
Prepaid expenses and other assets	72,048	62,422	82,166
Deferred income taxes	14,376	14,591	14,424
Total current assets	865,002	705,083	772,101

Property and equipment, net	81,433	67,659	64,022
Goodwill	467,916	469,203	468,388
Other assets, net	84,841	96,751	100,852

TOTAL ASSETS	$1,499,192	$1,338,696	$1,405,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$227,630	$182,914	$253,262
Accrued expenses	102,539	68,298	98,425
Borrowings under revolving lines of credit	88,331	47,426	45,006
Current portion of long-term obligations	15,466	15,098	15,585
Total current liabilities	433,966	313,736	412,278

Senior notes payable, net of current portion	188,438	196,875	199,688
Deferred income taxes	60,024	61,003	57,618
Long-term obligations under equipment financing and other, net of current portion	23,152	12,726	13,930
Total liabilities	705,580	584,340	683,514

Commitments and contingencies

Stockholders’ equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 49,334,088 issued and outstanding at June 30, 2014, 48,984,550 issued and 48,898,622 outstanding at September 30, 2013, and 48,864,262 issued and 48,777,734 outstanding at June 30, 2013	493	488	488
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	325,086	312,962	308,422
Retained earnings	470,921	441,282	413,876
Accumulated other comprehensive income (loss)	(2,888)	(376)	(937)
Total stockholders’ equity	793,612	754,356	721,849

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,499,192	$1,338,696	$1,405,363

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net sales	$663,397	$627,168	$1,600,411	$1,557,155
Cost of products sold	512,584	479,835	1,235,901	1,183,417
Gross profit	150,813	147,333	364,510	373,738
Operating expenses	105,004	99,380	308,826	291,588
Operating income	45,809	47,953	55,684	82,150
Interest expense, financing costs and other	2,510	2,701	7,707	6,597
Income before provision for income taxes	43,299	45,252	47,977	75,553
Provision for income taxes	16,500	18,094	18,338	30,350
Net income	$26,799	$27,158	$29,639	$45,203

Net income per common share:
Basic	$0.54	$0.56	$0.60	$0.93
Diluted	$0.54	$0.55	$0.59	$0.92

Weighted average shares used in computing net income per common share:
Basic	49,315,892	48,717,686	49,185,893	48,355,285
Diluted	50,027,240	49,585,152	49,946,381	49,298,902

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(unaudited; in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net income	$26,799	$27,158	$29,639	$45,203
Other comprehensive income (loss):
Foreign currency translation adjustment	3,096	(3,103)	(2,832)	(5,269)
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	(222)	1,756	320	1,706
Total other comprehensive income (loss), net of tax	2,874	(1,347)	(2,512)	(3,563)
Comprehensive income	$29,673	$25,811	$27,127	$41,640

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Nine Months Ended June 30,
	2014	2013
Operating activities
Net income	$29,639	$45,203
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	22,609	22,429
Stock-based compensation	5,239	6,886
Certain interest expense and other financing costs	816	(1,816)
Gain on sale of fixed assets	(660)	(729)
Deferred income taxes	793	1,441
Other	177	—
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(23,789)	(7,485)
Inventories	(148,384)	(102,893)
Prepaid expenses and other assets	(12,697)	(10,041)
Accounts payable and accrued expenses	79,475	96,399
Net cash (used in) provided by operating activities	(46,782)	49,394

Investing activities
Purchases of property and equipment	(26,090)	(17,933)
Acquisition of businesses	—	(64,484)
Proceeds from sales of assets	760	885
Net cash used in investing activities	(25,330)	(81,532)

Financing activities
Borrowings under revolving lines of credit, net of repayments	40,647	3,706
Repayments under term loan	(8,437)	(8,437)
Borrowings under equipment financing facilities, net of repayments	11,450	525
Proceeds from exercise of options	6,890	17,259
Excess tax benefit from equity-based compensation	949	4,093
Net cash provided by financing activities	51,499	17,146
Effect of exchange rate changes on cash	(9)	1,162
Net decrease in cash and cash equivalents	(20,622)	(13,830)
Cash and cash equivalents, beginning of year	47,027	40,205
Cash and cash equivalents, end of period	$26,405	$26,375

Supplemental cash flow information
Cash paid during the year for:
Interest	$6,849	$9,609
Income taxes, net of refunds	$21,715	$17,593

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC. Notes to Condensed Consolidated Financial Statements (unaudited; dollars in thousands, except share and per share amounts)

1.	BASIS OF PRESENTATION

Beacon Roofing Supply, Inc. (the “Company”) prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. The balance sheet as of June 30, 2013 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (third quarter) and nine-month period (year-to-date) ended June 30, 2014 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2014 (fiscal year 2014 or “2014”).

The Company’s inventories are primarily comprised of finished goods valued at the lower of cost or market (net realizable value). Cost is determined using the moving weighted-average cost method.

The nine-month periods ended June 30, 2014 and June 30, 2013 each had 189 business days, while the three-month periods ended June 30, 2014 and June 30, 2013 each had 64 business days.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods therein, which is effective for the Company beginning October 1, 2017, the first day of the Company’s 2018 fiscal year. The Company is currently evaluating the impact of this accounting guidance and does not expect any significant impact on its consolidated financial statements.

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

BEACON ROOFING SUPPLY, INC. Notes to Condensed Consolidated Financial Statements (unaudited; dollars in thousands, except share and per share amounts)

The following table presents the basic and diluted weighted average shares outstanding for each period presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Weighted average common shares outstanding	49,315,892	48,717,686	49,185,893	48,355,285
Effect of dilutive securities:
Stock option awards	597,218	777,574	636,700	856,560
Restricted stock awards	114,130	89,892	123,788	87,057
Shares for diluted earnings per share	50,027,240	49,585,152	49,946,381	49,298,902

The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Stock options awards	926,693	23,438	925,729	77,504
Restricted stock awards	197,700	99,694	176,700	114,956

3.	COMPREHENSIVE INCOME (LOSS) AND CAPITAL STRUCTURE

The following table presents the activity included in stockholders’ equity during the nine months ended June 30, 2014:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2013	$488	$312,962	$441,282	$(376)	$754,356
Issuance of common stock	5	6,885	—	—	6,890
Stock-based compensation	—	5,239	—	—	5,239
Net income	—	—	29,639	—	29,639
Other comprehensive loss	—	—	—	(2,512)	(2,512)
Balance at June 30, 2014	$493	$325,086	$470,921	$(2,888)	$793,612

Accumulated other comprehensive income (loss) consists of adjustments related to the translation of foreign currencies and fair value adjustments associated with cash flow hedges. The following table presents the changes in accumulated other comprehensive income (loss), by component, during the nine months ended June 30, 2014:

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2013	$1,885	$(2,261)	$(376)
Other comprehensive income (loss) recognized in accumulated other comprehensive income (loss)	(2,832)	320	(2,512)
Balance at June 30, 2014	$(947)	$(1,941)	$(2,888)

There were no reclassifications out of accumulated other comprehensive income (loss) during the nine months ended June 30, 2014.

4.	STOCK-BASED COMPENSATION

On February 12, 2014, the shareholders of the Company approved the Beacon Roofing Supply, Inc. 2014 Stock Plan (the “2014 Plan”). The 2014 Plan provides for discretionary awards of stock options, stock, stock units and stock appreciation rights (“SARs”) for up to 5,100,000 shares of common stock to selected employees and non-employee directors. As of June 30, 2014, there were 4,346,485 shares of common stock available for awards under the 2014 Plan.

BEACON ROOFING SUPPLY, INC. Notes to Condensed Consolidated Financial Statements (unaudited; dollars in thousands, except share and per share amounts)

In addition to the 2014 Plan, the Company also maintains the amended and restated Beacon Roofing Supply, Inc. 2004 Stock Plan (the “2004 Plan”). Upon shareholder approval of the 2014 Plan, the Company ceased issuing equity awards from the pre-existing 2004 Plan and all future equity awards will be issued from the 2014 Plan.

The Company recognizes the cost of employee services rendered in exchange for awards of equity instruments based on the fair value of those awards at the date of the grant. Compensation expense for time-based equity awards is recognized, on a straight-line basis, net of forfeitures, over the requisite service period for the fair value of the awards that actually vest. Compensation expense for performance-based equity awards is recognized, net of forfeitures, by projecting the number of restricted units that are expected to vest based on the achievement of the underlying related performance measures.

During the three months ended June 30, 2014, the Company recorded an adjustment of $2.4 million to reverse stock-based compensation expense recorded in the current and prior periods for previously issued performance-based equity awards. In accordance with the provisions of the 2004 Plan, the Company has adjusted the projection for the number of restricted units that are expected to vest based on the achievement of the underlying related performance measures.  Inclusive of the adjustment in the third quarter of 2014, the Company recorded stock-based compensation expense for award grants of ($0.3) million and $5.2 million for the three and nine months ended June 30, 2014, respectively, and $2.2 million and $6.9 million for the three and nine months ended June 30, 2013, respectively.

Stock options

As of June 30, 2014, there was $10.2 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 1.86 years. Except under certain conditions, the options are subject to continued employment and vest in one-third increments over a three-year period following the grant dates.

The following table illustrates the assumptions used in the Black-Scholes pricing model for stock options granted during the year-to-date period ended June 30, 2014:

Risk-free interest rate	1.76%
Expected volatility	44%
Expected life in years	6.0
Expected dividend yield	0%

Expected lives of the options granted are based primarily on historical activity, while expected volatilities are based on historical volatilities of the Company’s stock and consideration of public companies’ stock. Estimated forfeiture rates vary by grant and range up to 8.0% as of June 30, 2014.

The following table summarizes stock options outstanding as of June 30, 2014, as well as activity during the nine months then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in years)	(in millions)
Outstanding at September 30, 2013	2,504,606	$20.26
Granted	421,918	$36.20
Exercised	(371,624)	$18.93
Canceled	(123,929)	$30.16
Outstanding at June 30, 2014	2,430,971	$22.77	6.56	$26.6
Vested or Expected to Vest at June 30, 2014	2,384,949	$22.69	6.53	$26.3
Exercisable at June 30, 2014	1,445,692	$17.57	5.18	$22.5

BEACON ROOFING SUPPLY, INC. Notes to Condensed Consolidated Financial Statements (unaudited; dollars in thousands, except share and per share amounts)

Restricted stock awards

As of June 30, 2014, there was $5.8 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 3.32 years.

The Company grants both time-based and performance-based restricted stock awards. The total fair values of the restricted stock awards were determined based upon the number of shares or units and the closing prices of the Company’s common stock on the dates of the grants.

Performance-based restricted stock awards granted to management are subject to continued employment, except under certain conditions, and will vest if the Company attains a targeted rate of return on invested capital at the end of a three-year period. The actual number of shares or units that will vest can range from 0% to 125% of the management grants depending upon actual Company performance below or above the target level, and the Company estimates that performance in determining the projected number of shares or units that will vest and the related compensation cost.

Time-based restricted stock awards granted to management are subject to continued service and vest at the end of three years (except under certain conditions). Time-based restricted stock awards granted to non-employee directors are also subject to continued service and vest at the end of one year (except under certain conditions).

The following table summarizes restricted shares and units outstanding as of June 30, 2014, as well as activity during the nine months then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Grant	Contractual	Intrinsic
	Shares/Units	Price	Life	Value
			(in years)	(in millions)
Outstanding at September 30, 2013	371,171	$23.52
Granted	258,671	$35.74
Lapse of restrictions/conversions	(63,842)	$19.08
Canceled	(83,924)	$23.85
Outstanding at June 30, 2014	482,076	$31.28	1.94	$16.0
Vested or Expected to Vest at June 30, 2014	305,698	$30.22	2.04	$10.1

5.	ACQUISITIONS

On December 28, 2012, the Company purchased certain assets of Ford Wholesale Co. of San Jose ("Ford Wholesale") and Construction Materials Supply ("CMS"), distributors of residential and commercial roofing products with a combined five locations in Northern California and then recent annual sales of approximately $60 million. On November 1, 2012, the Company purchased the stock of McClure-Johnston Company (“McClure-Johnston”), a distributor of residential and commercial roofing products and related accessories headquartered in the Pittsburgh suburb of Braddock, PA. McClure-Johnston has 14 locations with eight in Pennsylvania, three in West Virginia, one in Western Maryland and two in Georgia. The aggregate purchase price of these three acquisitions totaled approximately $64.6 million, with resulting goodwill of approximately $27.8 million.

As of June 30, 2014, we maintain $3.3 million in escrow for purchase price adjustments and post-closing indemnification claims related to previous acquisitions, with $0.3 million included in other current assets and accrued expenses and $3.0 million included in other long-term assets and other long-term liabilities.

BEACON ROOFING SUPPLY, INC. Notes to Condensed Consolidated Financial Statements (unaudited; dollars in thousands, except share and per share amounts)

6.	FINANCING ARRANGEMENTS

Financing arrangements consisted of the following:

	June 30, 2014	September 30, 2013	June 30, 2013
Senior Secured Credit Facility
Revolving Lines of Credit:
Canadian revolver-expires March 31, 2017 (3.75% at June 30, 2014, September 30, 2013 and June 30, 2013)	$11,246	$2,426	$7,606
U.S. Revolver-expires March 31, 2017 (effective rate on borrowings of 2.64% at June 30, 2014, 1.93% at September 30, 2013 and 2.63% at June 30, 2013)	77,085	45,000	37,400
Term Loan:
Term Loan-matures March 31, 2017 (1.90% at June 30, 2014, 1.93% on September 30, 2013 and 1.95% at June 30, 2013)	199,688	208,125	210,938
Total borrowings under Senior Secured Credit Facility	288,019	255,551	255,944
Less: current portion	(99,581)	(58,676)	(56,256)
Total long-term portion of borrowings under Senior Secured Credit Facility	$188,438	$196,875	$199,688

Equipment Financing Facilities
Borrowings under various equipment financing facilities-various maturities from January 2014 through February 2021 (various fixed interest rates ranging from 2.33% to 6.75% at June 30, 2014, 2.51% to 6.75% at September 30, 2013 and 2.51% to 6.75% at June 30, 2013)	$22,043	$10,597	$11,842
Less: current portion	(4,216)	(3,848)	(4,335)
Total long-term portion of borrowings under equipment financing facilities	$17,827	$6,749	$7,507

7.	FINANCIAL INSTRUMENTS

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

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. On March 28, 2013, we entered into an interest rate swap agreement with a notional amount of $213.8 million that expires on March 31, 2017. This agreement swaps the thirty-day LIBOR to a fixed-rate of 1.38%. The instrument has scheduled reductions of the notional amount equal to $2.8 million per quarter, effectively matching our principal repayment schedule under our Term Loan. As of June 30, 2014, the interest rate swap has a notional amount of $199.7 million and expires on March 31, 2017.

For derivative instruments designated as cash flow hedges, the Company records the effective portions of changes in their fair value, net of taxes, in other comprehensive income. The effectiveness of the hedges is periodically assessed by the Company during the lives of the hedges by 1) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and 2) through an evaluation of the ability of the counterparties to the hedges to honor their obligations under the hedges. Any ineffective portions of the hedges are recognized in earnings through interest expense, financing costs and other. The Company’s refinancing transaction on April 5, 2012, resulted in hedge ineffectiveness on the derivative instruments that expired in April 2013, as the underlying term debt being hedged was repaid before the expiration of the derivative instruments. Subsequent changes in the fair value of those swaps were recognized in interest expense, financing costs and other. There was a decline of $2.6 million in the fair value of the ineffective swaps in first half of fiscal year 2013. These changes in fair value were recognized as a reduction to interest expense, financing costs and other.

BEACON ROOFING SUPPLY, INC. Notes to Condensed Consolidated Financial Statements (unaudited; dollars in thousands, except share and per share amounts)

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense, financing costs and other. The table below presents the combined fair values of the interest rate derivative instruments:

Instrument	Balance Sheet Location	June 30, 2014	September 30, 2013	June 30, 2013	Fair Value Hierarchy
Designated interest rate swaps (effective)	Accrued expenses	$3,202	$3,731	$3,160	Level 2
		$3,202	$3,731	$3,160

The fair values of the interest rate hedges were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (OCI):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Amount of gain (loss) recognized in OCI (net of tax)
Designated interest rate swaps	$(222)	$1,756	$320	$1,706

The table below presents the amounts of gain/(loss) on the interest rate derivative instruments recognized in interest expense, financing costs and other:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Amount of gain (loss) recognized in interest expense, financing costs and other
Non-designated interest rate swaps	$—	$—	$—	$2,621

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

Foreign (Canadian) net revenue totaled $51.7 million and $49.6 million during the three months ended June 30, 2014 and 2013, respectively, and $111.8 million and $114.1 million during the nine months ended June 30, 2014 and 2013, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2013 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2014” refer to the three months (third quarter) and nine months (year-to-date) ended June 30, 2014 of our fiscal year ending September 30, 2014, and all references to “2013” refer to the three months (third quarter) and nine months (year-to-date) ended June 30, 2013 of our fiscal year ended September 30, 2013. Certain tabular information may not foot due to rounding and certain reclassifications are made to prior year sales by product line to conform to the current year presentation.

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

As of June 30, 2014, we operated 254 branches throughout the United States and Canada. We stock one of the most extensive assortments of high-quality branded products in the industry with approximately 11,000 SKUs available in inventory, enabling us to deliver products to our customers on a timely basis. In fiscal year 2013, approximately 92% of our net sales were in the United States.

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

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. During the first nine months of 2014, we continued to execute on our growth strategy with the opening of 17 new branches, increasing our overall branch count by more than 7% from the beginning of the fiscal year. While these new “greenfield” locations impact our operating cost structure in the near-term, we believe our greenfields are strategically located within markets with strong dynamics and opportunity to quickly establish our presence and gain local market share.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.3	76.5	77.2	76.0
Gross profit	22.7	23.5	22.8	24.0
Operating expenses	15.8	15.8	19.3	18.7
Income from operations	6.9	7.6	3.5	5.3
Interest expense, financing costs and other	0.4	0.4	0.5	0.4
Income before income taxes	6.5	7.2	3.0	4.9
Income tax expense	2.5	2.9	1.1	1.9
Net income	4.0%	4.3%	1.9%	2.9%

In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth, we include growth from existing and newly opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. When we refer to regions, we are referring to our geographic regions. At June 30, 2014, we had a total of 254 branches in operation. Our existing market calculations for the quarter ended June 30, 2014 include all 254 branches. Our existing market calculations for YTD 2014 include 235 branches and exclude 19 branches because they were acquired after the start of last year. Acquired markets for YTD 2014 include McClure-Johnston, Ford Wholesale and Construction Materials Supply (Note 5). When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

Three Months Ended June 30, 2014 (“2014”) Compared to the Three Months Ended June 30, 2013 (“2013”)

Existing and Acquired Markets

	Existing Markets June 30,		Acquired Markets June 30,		Consolidated June 30,
	2014	2013	2014	2013	2014	2013
Net Sales	$663,397	$627,168	$—	$—	$663,397	$627,168

Gross Profit	150,813	147,333	—	—	150,813	147,333
Gross Margin	22.7%	23.5%	—%	—%	22.7%	23.5%

Operating Expenses	105,004	99,380	—	—	105,004	99,380
Operating Expenses as a % of Net Sales	15.8%	15.8%	—%	—%	15.8%	15.8%

Operating Income (Loss)	$45,809	$47,953	$—	$—	$45,809	$47,953
Operating Margin	6.9%	7.6%	—%	—%	6.9%	7.6%

Net Sales

Consolidated net sales increased $36.2 million, or 5.8%, to $663.4 million during 2014 from $627.2 million in 2013. As there were no branches classified as acquired markets during the three months ended June 30, 2014 and 2013, consolidated sales are representative of our existing market sales. There were 64 business days in both the third quarters of 2014 and 2013. We believe our 2014 existing market sales were influenced primarily by the following factors:

•	increased demand across all lines of business, led by near double-digit year over year growth within our non-residential products group, and growth in our direct-sale business; and

•	nine new greenfield branches opened in the current quarter;

partially offset by:

•	lower residential and commercial roofing average selling prices during 2014, compared to 2013.

While we experienced extended wetter weather, increased winter storm activity and colder temperatures in most of our markets during the first half of the year which adversely impacted our operating results, during the third quarter of 2014, we have experienced a more normalized weather pattern, which has driven strong sales growth. Additionally, we continued to execute on our growth strategy with the opening of nine new branches during the third quarter of 2014.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices declined across all product lines during the third quarter of 2014, compared to the same period of 2013, with residential roofing products down approximately 3.8%, commercial (non-residential) roofing products down approximately 1.6%, and complementary building products down approximately 1.0%. During the same period, net product costs of residential roofing products declined approximately 3.0%, commercial roofing products declined approximately 0.8%, and complementary building product prices were relatively flat. The lower gross margins in 2014 below are an indicator that the decrease in our net product costs was less than the impact from the decrease in our average selling prices.

Existing quarter-over-quarter market net sales, by geographical region, increased (decreased) as follows: Northeast 4.0%; Mid-Atlantic 9.0%; Southeast (8.4%); Southwest (4.6%); Midwest 18.4%; West 11.0%; and Canada 4.9%. These variations were primarily caused by short-term factors such as local market conditions, weather conditions and storm activity.

Product group sales for our existing markets for the quarter-to-date period ended were as follows:

	June 30, 2014		June 30, 2013
	Sales	Mix	Sales	Mix	Change
Residential roofing products	$317,528	47.9%	$309,218	49.3%	$8,310	2.7%
Non-residential roofing products	249,357	37.6%	227,238	36.2%	22,119	9.7%
Complementary building products	96,512	14.5%	90,712	14.5%	5,800	6.4%
Total existing market sales	$663,397	100.0%	$627,168	100.0%	$36,229	5.8%

As previously noted, there were no branches classified as acquired markets during the three months ended June 30, 2014 and 2013, therefore existing market sales are representative of our consolidated group sales. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit for consolidated and existing markets for the quarter-to-date period ended were as follows:

	June 30, 2014	June 30, 2013	Change
Gross profit	$150,813	$147,333	$3,480		2.4%
Existing markets	150,813	147,333	3,480		2.4%

Gross margin	22.7%	23.5%		-0.8%
Existing markets	22.7%	23.5%		-0.8%

During the third quarter of 2014, existing market gross profit increased $3.5 million, or 2.4%. Our overall and existing market gross margins decreased in the third quarter of 2014 to 22.7% from 23.5% in the same period of 2013. The lower gross margins in 2014 were due primarily to an unfavorable shift in sales mix driven by the increased non-residential roofing product sales in 2014, as well as continued selling price pressures across all product categories that continue to exist due to the softer demand and increased competition.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expenses) compared to our warehouse sales, represented 18.6% and 17.2% of our net sales in the third quarters of 2014 and 2013, respectively. This increase in the percentage of direct sales was primarily attributable to a higher mix of non-residential roofing product sales, which are more commonly facilitated by direct shipment. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

Operating expenses for consolidated and existing markets for the quarter-to-date period ended were as follows:

	June 30, 2014	June 30, 2013	Change
Operating expenses	$105,004	$99,380	$5,624		5.7%
Existing markets	105,004	99,380	5,624		5.7%

Operating expenses as a % of sales	15.8%	15.8%		—%
Existing markets	15.8%	15.8%		—%

During the third quarter of 2014, operating expenses in our existing market increased by $5.6 million, or 5.7%, to $105.0 million, as compared to $99.4 million in 2013. The following factors were the primary drivers of the changes in operating expenses in our existing markets:

•	new greenfield openings during the quarter accounted for increased payroll and employee benefit costs of $2.3 million, increased warehouse and other G&A expenses of $1.4 million, and increased selling expenses of $0.8 million in 2014; and

•	increased selling expenses, not related to our greenfield branch openings, of $2.4 million due to increased sales activity during the third quarter of 2014;

partially offset by:

•	lower non-cash stock compensation expense of $2.5 million due to an adjustment to previously issued performance based equity awards for the projection of the number of restricted units that are expected to vest based on achievement of the underlying related performance measures.

During the third quarters of 2014 and 2013, we recorded $3.5 million of expense related to the amortization of intangible assets recorded under purchase accounting.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other was $2.5 million during the third quarter of 2014, compared to $2.7 million in 2013. Interest expense during the third quarters of 2014 and 2013 includes $0.3 million of expense related to the amortization of deferred financing costs.

Nine Months Ended June 30, 2014 (“YTD 2014”) Compared to the Nine Months Ended June 30, 2013 (“YTD 2013”)

Existing and Acquired Markets

	Existing Markets June 30,		Acquired Markets June 30,		Consolidated June 30,
	2014	2013	2014	2013	2014	2013
Net Sales	$1,511,395	$1,489,779	$89,016	$67,376	$1,600,411	$1,557,155

Gross Profit	344,361	358,077	20,149	15,661	364,510	373,738
Gross Margin	22.8%	24.0%	22.6%	23.2%	22.8%	24.0%

Operating Expenses(1)	286,820	273,628	22,006	17,960	308,826	291,588
Operating Expenses as a % of Net Sales	19.0%	18.4%	24.7%	26.7%	19.3%	18.7%

Operating Income (Loss)	$57,540	$84,448	$(1,856)	$(2,298)	$55,684	$82,150
Operating Margin	3.8%	5.7%	-2.1%	-3.4%	3.5%	5.3%

(1)	In YTD 2014 and YTD 2013, we recorded amortization expense for our acquired markets related to intangible assets recorded under purchase accounting of $2.4 million and $2.1 million, respectively.

Net Sales

Consolidated net sales increased $43.3 million, or 2.8%, to $1,600.4 million in YTD 2014 from $1,557.2 million in YTD 2013. Existing market sales increased $21.6 million or 1.5% (the first nine months of 2014 and 2013 both had the same number of business days), along with our acquired market sales, which increased $21.6 million, or 32.1%, to $89.0 million. There were 189 business days in both YTD 2014 and YTD 2013. We believe our YTD 2014 existing market sales were influenced primarily by the following factors:

•	increased demand in our non-residential and complimentary products groups that continue to accelerate; and

•	17 new greenfield branches opened in the first nine months of 2014;

partially offset by:

•	softer demand in our residential products group that continued to recover during the third quarter of 2014, following the extended wetter weather, increased winter storm activity and colder temperatures that most of our markets experienced during the first half of 2014; and

•	lower residential and commercial roofing average selling prices during 2014, compared to 2013.

We believe some of the comparisons to last year above were also influenced by the earlier onset of wetter weather, the increased frequency and severity of winter storms and prolonged colder temperatures in most of our markets during the first half of 2014, compared to last year. During the third quarter of 2014, we continued to see strengthening and sales growth across all product groups. Additionally, we have continued to expand our market presence with the opening of 17 new branches during the first nine months of 2014. Comparatively, we opened three new branches, acquired 19 branches and closed two branches (one due to a fire) during the same prior year period. We continue to see success with our new branch opening process and believe we may open as many as 25 branches in fiscal 2014.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices declined across all product lines during YTD 2014, compared to YTD 2013, with residential roofing products down approximately 2.2%, commercial (non-residential) roofing products down approximately 1.3%, and complementary building products down approximately 0.5%. During the same period, net product costs of residential roofing products declined approximately 1.6%, commercial roofing products declined approximately 0.6%, and complementary building product prices declined approximately 0.6%. The lower gross margins in YTD 2014 below are an indicator that the deflation in our net product costs was less than the impact from the decrease in our average selling prices.

Existing year-over-year market net sales, by geographical region, increased (decreased) as follows: Northeast (3.7%); Mid-Atlantic (1.9%); Southeast 3.5%; Southwest (0.0%); Midwest 5.7%; West 17.8%; and Canada (1.8%). These variations were primarily caused by short-term factors such as local market conditions, weather conditions and storm activity.

Product group sales for our existing markets for the year-to-date period ended were as follows:

	June 30, 2014		June 30, 2013
	Sales	Mix	Sales	Mix	Change
Residential roofing products	$724,451	47.9%	$741,199	49.8%	$(16,748)	-2.3%
Non-residential roofing products	574,138	38.0%	540,026	36.2%	34,112	6.3%
Complementary building products	212,806	14.1%	208,554	14.0%	4,252	2.0%
Total existing market sales	$1,511,395	100.0%	$1,489,779	100.0%	$21,616	1.5%

In YTD 2014, our acquired markets recognized sales of $31.1 million, $30.6 million, and $27.3 million in residential roofing products, non-residential roofing products and complementary building products, respectively, compared to $22.4 million, $23.0 million, and $22.0 million in residential roofing products, non-residential roofing products and complementary building products, respectively, during YTD 2013. The YTD 2014 existing market sales of $1,511.4 million, plus the sales from acquired markets of $89.0 million, agrees to our reported total YTD 2014 sales of $1,600.4 million. The YTD 2013 existing market sales of $1,489.8 million, plus the sales from acquired markets of $67.4 million, agrees to our reported total YTD 2013 sales of $1,557.2 million. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit for consolidated and existing markets for the year-to-date period ended were as follows:

	June 30, 2014	June 30, 2013	Change
Gross profit	$364,510	$373,738	$(9,228)		-2.5%
Existing markets	344,361	358,077	(13,716)		-3.8%

Gross margin	22.8%	24.0%		-1.2%
Existing markets	22.8%	24.0%		-1.2%

Our existing market gross profit decreased $13.7 million, or (3.8%), in YTD 2014, while our acquired market gross profit increased by $4.5 million, to $20.1 million. Our overall and existing market gross margins decreased in 2014 to 22.8%, from 24.0%, in YTD 2013. The lower overall gross margins in YTD 2014 were due primarily to pricing pressure across our residential and commercial roofing products as a result of soft demand, combined with a shift in our sales mix during YTD 2014 towards higher direct non-residential product sales, which generally have lower gross margins than our other products. Additionally, gross margins were adversely impacted by a decline in higher-margin residential roofing product sales in YTD 2014 as a result of the earlier onset of winter weather, the extended wetter weather, increased winter storm activity and colder temperatures during the first half of 2014 in most of our markets compared to last year.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expenses) compared to our warehouse sales, represented 19.2% and 17.5% of our net sales during YTD 2014 and YTD 2013, respectively. This increase in the percentage of direct sales was primarily attributable to the higher mix of non-residential roofing product sales, as well as roofing sales to lumber yards and other building material suppliers which are more commonly facilitated by direct shipment. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

Operating expenses for consolidated and existing markets for the year-to-date period ended were as follows:

	June 30, 2014	June 30, 2013	Change
Operating expenses	$308,826	$291,588	$17,238		5.9%
Existing markets	286,820	273,628	13,192		4.8%

Operating expenses as a % of sales	19.3%	18.7%		0.6%
Existing markets	19.0%	18.4%		0.6%

In YTD 2014, operating expenses in our existing markets increased by $13.2 million, or 4.8%, to $286.8 million, as compared to $273.6 million in YTD 2013; acquired market operating expenses increased by $4.0 million, to $22.0 million. The following factors were the leading causes of the increased operating expenses in our existing markets:

•	17 new greenfield openings during the year accounted for increased payroll and employee benefit costs of $4.3 million, increased warehouse and other G&A expenses of $3.1 million, and increased selling expenses of $1.5 million in 2014;

•	increased selling expenses of $1.6 million in YTD 2014 due to additional selling expenses from our existing branches;

•	increased warehouse and general and administrative expenses of $2.8 million from our existing branches; and

•	increased bad debt expense of $1.8 million in YTD 2014 due to a higher percentage of past-due accounts that have grown due to the prolonged winter weather during the first half of fiscal 2014, which adversely impacted our customers’ businesses and has impacted the timing of payments on customer accounts;

partially offset by:

•	lower non-cash stock compensation expense of $2.4 million due to an adjustment to previously issued performance based equity awards for the projection of the number of restricted units that are expected to vest based on achievement of the underlying related performance measures.

In YTD 2014, we expensed a total of $10.7 million for the amortization of intangible assets recorded under purchase accounting, compared to $10.2 million in YTD 2013. That increase was due to the full-year impact of the acquisitions in YTD 2013 that are included in our acquired markets. Our existing market operating expenses as a percentage of the related net sales in YTD 2014 was 19.0% compared to 18.4% due to a decline in sales caused by the earlier onset of wetter weather, the increased frequency and severity of winter storms and prolonged colder temperatures in most of our markets during the first half of 2014 compared to last year, combined with the increase in greenfield activity and the associated start-up costs.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other was $7.7 million in YTD 2014, compared to $6.6 million in YTD 2013. Interest expense during YTD 2013 reflected a credit of $2.6 million for the recognition of the fair value of certain interest rate derivatives (Note 7), offset in YTD 2014 by lower interest rates and lower average outstanding borrowings compared to YTD 2013.

Income Taxes

Income tax expense was $18.3 million in YTD 2014, compared to $30.4 million in YTD 2013. The decrease was primarily due to a decline in pre-tax income, as well as reduction in our effective tax rate to 39.3% in YTD 2014, compared to 40.2% in YTD 2013, which was primarily due to a beneficial impact from the low Canadian tax rate and a slightly lower effective state tax rate in YTD 2014. We currently expect our annual effective tax rate to be approximately 39%.

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

	Fiscal 2014			Fiscal 2013
	Qtr 1	Qtr 2	Qtr 3	Qtr 1	Qtr 2	Qtr 3	Qtr 4

	(unaudited, dollars in millions, except per share data)
Net sales	$552.1	$384.9	$663.4	$513.7	$416.3	$627.2	$683.5
Gross profit	126.9	86.8	150.8	126.8	99.7	147.3	157.6
Income from operations	27.1	(17.2)	45.8	32.3	1.9	48.0	47.5
Net income	$15.0	$(12.1)	$26.8	$18.2	$(0.2)	$27.2	$27.4

Earnings per share – basic	$0.31	$(0.25)	$0.54	$0.38	$—	$0.56	$0.56
Earnings per share - fully diluted	$0.30	$(0.25)	$0.54	$0.37	$—	$0.55	$0.55

Quarterly sales as % of full year's sales				22.9%	18.6%	28.0%	30.5%
Quarterly gross profit as % of full year's gross profit				23.9%	18.8%	27.7%	29.7%
Quarterly income from operations as % of full year's income from operations				24.9%	1.5%	37.0%	36.7%

Earnings in the first three quarters of fiscal 2014 included no one-time or non-recurring activities.

Earnings in the first quarter of fiscal 2013 included a benefit of $1.3 million ($0.8 million net of tax), or $0.02 per diluted share, for the recognition of the fair value of the ineffective portion of certain interest rate derivatives in interest expense, financing costs and other and a charge of $0.9 million ($0.5 million net of tax), or $0.01 per diluted share, for termination benefits associated with the retirement of our former CFO.

Earnings in the second quarter of fiscal 2013 included a benefit of $1.2 million ($0.8 million net of tax), or $0.02 per diluted share, for the recognition of the fair value of the ineffective portion of certain interest rate derivatives in interest expense, financing costs and other.

Liquidity and Capital Resources

We had cash and cash equivalents of $26.4 million at June 30, 2014, compared to $47.0 million at September 30, 2013 and $26.4 million at June 30, 2013. Our net working capital was $431.0 million at June 30, 2014, compared to $391.3 million at September 30, 2013 and $359.8 million at June 30, 2013.

2014 Compared to 2013

Net cash used in operating activities was $46.8 million in 2014, compared to net cash provided of $49.4 million in 2013. The decrease in cash of $96.2 million from operations in 2014 was primarily related to increased inventory, accounts receivable and accounts payable balances, as well as a decrease in net income compared to 2013.

Net cash used in investing activities was $25.3 million in 2014 compared to $81.5 million used in 2013. The increase in cash of $56.2 million in 2014 was primarily due to $64.5 million spent on acquisitions in 2013 which did not occur in 2014, offset by an increase in capital expenditures spending for our greenfield development activities in 2014 of $8.2 million. We currently expect fiscal year 2014 capital expenditures to total between 1.2% to 1.5% of net sales.

Net cash provided by financing activities was $51.5 million in 2014 compared to net cash provided of $17.1 million in 2013. The net increase of $34.4 million in 2014 was primarily due to increased borrowings of $36.9 million under revolving lines of credit as well as $10.9 million in increased borrowings under equipment financing facilities. We also had a decrease of $10.4 million from proceeds related to exercises of stock options in 2014 compared with 2013.

Capital Resources

Our principal source of liquidity at June 30, 2014 was our cash and cash equivalents of $26.4 million and our available borrowings of $242.6 million under our revolving lines of credit, which took into account all of the debt covenants under the Credit Facility (see below), including the maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets were classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months.

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

 Senior Secured Credit Facility

On April 5, 2012, we entered into a five-year senior secured credit facility that includes a $550 million U.S. credit facility and a CAN$15 million ($14.1 million) Canadian credit facility with Wells Fargo Bank, National Association, and a syndicate of other lenders (combined, the “Senior Secured Credit Facility”). The $550 million U.S. credit facility consists of a revolving credit facility of $325 million (the “U.S. Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $225 million term loan (the “Term Loan”). The Term Loan has required amortization of 5% per year that is payable in quarterly installments, with the balance due on March 31, 2017. We may increase the Credit Facility by up to $200 million under certain conditions. At June 30, 2014, there was $199.7 million outstanding under the Term Loan and outstanding borrowings of $77.1 million under the U.S. Revolver and $11.2 million under the Canadian credit facility. There were $8.1 million of outstanding standby letters of credit at June 30, 2014.

Interest

Borrowings under the Credit Facility carry interest at a margin above the LIBOR Rate. As of June 30, 2014, the margin is 1.75% per annum and can range from 1.50% to 2.50% per annum depending upon our Consolidated Total Leverage Ratio, as defined in the Credit Facility. The Credit Facility also provides for a U.S. base rate, defined in the agreement as the higher of the Prime Rate, or the Federal Funds Rate plus 0.50%, plus a margin above that rate. In addition, the Canadian credit facility may also be borrowed under a base rate, defined in the agreement as the higher of the Canadian Prime Rate, or the annual rate of interest equal to the sum of the CDOR rate plus 1.0%, plus a margin above that rate. As of June 30, 2014, the margin for both base rates is 0.75% per annum and can range from .50% to 1.50% per annum depending upon our Consolidated Total Leverage Ratio, as defined in the Credit Facility. As of June 30, 2014, the unused commitment fees on the revolving credit facilities are 0.375% per annum. The unused commitment fees can range from 0.35% to 0.50% per annum, again depending upon our Consolidated Total Leverage Ratio.

Our outstanding borrowings under the U.S. Revolver carried an interest rate of LIBOR plus 1.75% (1.90% at June 30, 3014) for $50.0 million and the remainder at the base rate (4.0%). The outstanding borrowings under the Canadian credit facility carried an interest rate of Canadian Prime Rate plus 0.75% (3.75% at June 30, 2014). The Term Loan carried an interest rate of LIBOR plus 1.75% (1.90% at June 30, 2014).

Financial covenants under the Credit Facility are as follows:

Maximum Consolidated Total Leverage Ratio

On the last day of each fiscal quarter, our Consolidated Total Leverage Ratio (the ratio of our outstanding debt to our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation), as more fully defined in the Credit Facility, must not be greater than 3.50:1 or 4.00:1 under a one-time request subsequent to an acquisition. At June 30, 2014, this ratio was 2.26:1.

Minimum Consolidated Interest Coverage Ratio

On the last day of each fiscal quarter, our Consolidated Interest Coverage Ratio (the ratio of our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation to our cash interest expense for the same period), as more fully defined in the Credit Facility, must not be less than 3.00:1. At June 30, 2014, this ratio was 15.54:1.

As of June 30, 2014, we were in compliance with these covenants. Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

Equipment Financing Facilities

As of June 30, 2014, there was a total of $22.0 million outstanding under our equipment financing facilities, with fixed interest rates ranging from 2.33% to 6.75% and payments due through February 2021. Our current facility provides financing for up to $30 million of purchased transportation and material handling equipment through October 1, 2014 at an interest rate approximately 1.26% above the 3-year term swap rate for 5-year loans and 1.21% above the 4-year swap rate for 7-year loans.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2013 Annual Report on Form 10-K have not changed materially for the first nine months of fiscal 2014.

Item 4.    Controls and Procedures

As of June 30, 2014, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")). Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Rule 405 of Regulation S-T, we have attached the following interactive data files formatted in Extensible Business Reporting Language (XBRL) as Exhibit 101 to this Quarterly Report on Form 10-Q: (i) the Consolidated Balance Sheets at June 30, 2014; September 30, 2013; and June 30, 2013, (ii) the Consolidated Statements of Earnings for the three and nine months ended June 30, 2014, and June 30, 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2014, and June 30, 2013, (iv) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2014, and June 30, 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

BY:	/s/ JOSEPH M. NOWICKI
Joseph M. Nowicki
Executive Vice President & Chief Financial Officer

Date: August 8, 2014

