Form 10-K
period 2014-09-30
BEACON ROOFING SUPPLY INC
filed 2014-11-25
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2014

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

Registrant’s telephone number, including area code: (571) 323-3939

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the end of the second quarter ended March 31, 2014 was $1,894,728,224.

The number of shares of common stock outstanding as of November 20, 2014 was 49,410,517.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A).

Table of Contents

BEACON ROOFING SUPPLY, INC.

Index to Annual Report

on Form 10-K

Year Ended September 30, 2014

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

PART I

ITEM 1.    BUSINESS

Overview

We are one of the largest distributors of residential and non-residential roofing materials in the United States and Canada. We also distribute other complementary building materials, including siding, windows, specialty lumber products and waterproofing systems for residential and nonresidential building exteriors. As of September 30, 2014, we operated 264 branches in 42 states and six Canadian provinces, carrying up to 11,000 SKUs at each branch and serving nearly 48,000 customers. We are a leading distributor of roofing materials in key metropolitan markets in the Northeast, Mid-Atlantic, Midwest, Central Plains, West, South and Southwest regions of the United States and across Canada.

For the fiscal year ended September 30, 2014 (“fiscal year 2014” or “2014”), residential roofing products comprised 48% of our sales, non-residential roofing products accounted for 38% of our sales, and siding, waterproofing systems, windows, specialty lumber and other exterior building products provided the remaining 14% of our sales. Approximately 92% of our net sales were in the United States.

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

Our diverse customer base generally includes a significant portion of the residential and non-residential roofing contractors in most of the markets in which we operate. These roofing contractors are typically involved on a local basis in the replacement, or re-roofing, component of the roofing industry. We utilize a branch-based operating model in which branches maintain local customer relationships but benefit from our centralized functions such as information technology, marketing, accounting, financial reporting, credit, purchasing, legal and tax services. This business model allows us to provide customers with specialized products and personalized local services tailored to a geographic region, while benefiting from the resources and scale efficiencies of a national distributor.

We have achieved our growth through a combination of 26 strategic and complementary acquisitions since our initial public offering in 2004, opening new branch locations and broadening our product offering. In 2014, we acquired three branches and opened 26 new branches. We have grown from $652.9 million in sales in fiscal year 2004 to $2.326 billion in sales in fiscal year 2014, which represents a ten-year compound annual growth rate of 13.6%.  Our internal growth, which includes growth from existing and newly opened branches but excludes growth from acquired branches, averaged 3.4% per annum over the same period. Acquired branches are excluded from internal growth measures until they have been under our ownership for at least four full fiscal quarters at the start of the reporting period. During this period, we opened 67 new branch locations (of which we have only closed three), while our same store sales increased an average of 1.8% per annum. Same store sales are defined as the aggregate sales from branches open for the entire comparable annual periods. Income from operations has increased from $34.7 million in fiscal year 2004 to $98.9 million in fiscal year 2014, which represents a ten-year compound annual growth rate of 11.0%. We believe that our proven business model can continue to deliver industry-leading growth and operating profit margins.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website at www.becn.com as soon as reasonably practical after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission.

History

Our predecessor, Beacon Sales Company, Inc., was founded in Charlestown, Massachusetts (part of Boston) in 1928. In 1984, Beacon operated three distribution facilities and generated approximately $16 million in annual revenue. In 1997, Beacon Sales Company had grown to seven branches in the New England region and generated approximately $72 million of annual revenue, primarily from the sale of non-residential roofing products. Since 1997, we have executed 32 strategic and complementary acquisitions and opened 77 new branches (of which we only closed five). We have also expanded our product offerings to offer more residential roofing products and complementary exterior building materials and related services. Our strategic acquisitions, new branch openings, and product line extensions have increased the diversity of both our customer base and our local market focus, while generating cost savings through increased purchasing power and lower overhead expenses as a percentage of net sales. We completed an initial public offering (“IPO”) and became a public company in September 2004, and completed a follow-on stock offering in December 2005.

We were incorporated in Delaware in 1997. Our principal executive offices are located at 505 Huntmar Park Drive, Suite 300, Herndon, Virginia 20170 and our telephone number is (571) 323-3939. Our Internet website address is www.becn.com.

Industry Overview

The United States roofing market was estimated to be valued at approximately $20.2 billion in 2012 and is projected to grow 6.2% annually through 2017 to $27.2 billion, according to a biannual industry study published in September 2013 by international business research company, The Freedonia Group. This will be a turnaround from the 2007-2012 period, when roofing demand declined as building construction spending dropped during the 2007-2009 recession and its aftermath. Going forward, rebounding building construction expenditures will drive advances. The new residential market is expected to see the most rapid gains as housing starts rise from their depressed 2012 base.

The United States roofing market can be separated into two categories: the residential roofing market and the non-residential roofing market. The residential roofing market accounted for approximately 58% of the total United States market by unit volume (48.4% of total dollar demand) in 2012. Through 2017, residential roofing construction in dollars is expected to grow at 8.0%, which is much faster than the non-residential roofing construction growth rate of 4.3%, as new residential construction is projected to continue to recover from the low levels experienced from the 2007-2009 recession and its aftermath.

Traditionally, over 75% of expenditures in the United States roofing market are for re-roofing projects, with the balance being for new construction. Because of the depressed level of new construction and damage caused by Hurricane Sandy and other storms, re-roofing activity represented over 85% of the expenditures for roofing in 2012. Re-roofing projects are generally considered maintenance and repair expenditures and are less likely than new construction projects to be postponed during periods of recession or slow economic growth. As a result, demand for roofing products is less volatile than overall demand for construction products.

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

In addition to our operations with the United States, we also operate in six provinces in Canada, which in total represent approximately 8% of our total revenues.  We expect overall demand for operations in Canada to grow at rate similar to our United States operations.

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

Driving the demand for re-roofing is an aging United States housing stock. Over 61% of the United States housing stock was built prior to 1980, with the median age of homes in 2012 at 37 years old. Asphalt shingles dominate the residential roofing market, with an approximate 85% share, and historically have had an expected average useful life of 15 to 20 years. Residential roofing demand is forecast to grow 4.5% per year to 163.5 million squares through 2017.

A number of other factors can also generate re-roofing demand, including one-time weather damage and homeowners looking to upgrade their homes. In addition, sales of existing homes can affect re-roofing demand, as some renovation decisions are made by sellers preparing their houses for sale and others are made by new owners within the first two years of occupancy.

Within the new construction portion of the residential roofing market, housing starts together with larger average roof sizes have supported prior growth in new residential roofing demand. Demand for roofing installed in new residential construction and additions to existing structures is forecast to grow over 15% annually to 37.5 million squares in 2017. This will be a turnaround from the 2007-2012 period when roofing demand dropped at a double-digit annual pace as housing starts declined precipitously during the 2007-2009 recession. Going forward, new residential roofing demand will be driven by the expected rebound in housing starts from their low 2012 level.

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

These complementary products are a major component of the overall building products market. The United States siding market was approximately $8.2 billion in 2011, while the United States window and door industry was approximately $26.5 billion in 2012, the most recent information available to us. Both of these markets have been negatively impacted by the low level of new housing starts in recent years, but are expected to grow at an annual rate of approximately 8% over the next five years.

Our Strengths

We believe the sales and earnings growth we have achieved over time has been and will continue to be driven by our primary competitive strengths, which include the following:

•	National scope combined with regional expertise. We believe we are the second largest roofing materials distributor in the United States and Canada. We utilize a branch-based operating model in which branches maintain local customer relationships but benefit from centralized functions such as information technology, marketing, accounting, financial reporting, credit, purchasing, legal and tax services. This allows us to provide customers with specialized products and personalized local services tailored to a geographic region, while benefiting from the resources and scale efficiencies of a national distributor.

•	Diversified business model that reduces impact of economic downturns. We believe that our business is meaningfully protected in an economic downturn because of a high concentration of non-discretionary re-roofing business; the mix of our sales between residential and non-residential products; our geographic and customer diversity; and our financial and operational ability to expand our business and obtain market share.

•	Superior customer service. We believe that our high level of customer service and support differentiates us from our competitors. We employ experienced salespeople who provide technical advice and assistance in properly identifying products for various applications. We also provide services such as safe and timely job site delivery, logistical support and marketing assistance. We believe that the services provided by our employees improve our customers’ efficiency and profitability which, in turn, strengthens our customer relationships.

•	Strong platform for growth and acquisition. Over the period from 1997 through 2014, we increased revenue at rates well in excess of the overall growth in the roofing materials distribution industry. We have expanded our business through strategic acquisitions, new branch openings, and the diversification of our product offering. We have generally improved the financial and operating performance of our acquired companies and helped them to grow their businesses following acquisition.

•	Sophisticated IT platform. All of our locations, except for one fabrication facility, operate on the same management information systems. We have made a significant investment in our information systems, which we believe are among the most advanced in the roofing distribution industry. These systems provide us with a consistent platform across all of our operations and help us to achieve operating efficiencies in purchasing, pricing and inventory management and a high level of customer service. Our systems have substantial capacity to handle our future growth plans without requiring significant additional investment.

•	Industry-leading management team. We believe that our key personnel, including branch managers, regional vice presidents and executive officers, are among the most experienced members of the roofing industry.

•	Extensive product offering and strong supplier relationships. We have a product offering of approximately 11,000 SKUs across our distribution network, representing an extensive assortment of high-quality branded products. We believe that this product offering has been a significant factor in attracting and retaining many of our customers. Because of our significant scale, product expertise and reputation in the markets that we serve, we have established strong ties to the major roofing materials manufacturers and are able to achieve substantial volume discounts.

Growth Strategies

Our objective is to become the preferred supplier of roofing and other exterior building product materials in the United States and Canadian markets while continuing to increase our revenue base and maximize our profitability. We plan to attain these goals by executing the following strategies:

•	Pursue acquisitions of regional market-leading roofing materials distributors. Acquisitions are an important component of our growth strategy. We believe there are significant opportunities to further grow our business through disciplined, strategic acquisitions. With only a few large, well-capitalized competitors in the industry, we believe we can continue to build on our distribution platform by successfully acquiring additional roofing materials distributors. Between 2004 and 2014, we successfully integrated 26 strategic and complementary acquisitions.

•	Expand through new branch openings. Significant opportunities exist to expand or intensify our geographic focus by opening additional branches in contiguous or existing regions. Since 1997, we have successfully entered numerous markets through greenfield expansion. Our typical strategy with respect to greenfield opportunities is to open branches: (1) within our existing markets; (2) where existing customers have expanded into new markets; or (3) in areas that have limited or no acquisition candidates and are a good fit with our business model. At times, we have acquired small distributors with one to three branches to fill in existing regions.

•	Expand product and service offerings. We believe that continuing to increase the breadth of our product line and customer services are effective methods of increasing sales to current customers and attracting new customers. We work closely with customers and suppliers to identify new building products and services, including varieties of windows, siding, waterproofing systems, insulation and metal fabrication. In addition, we believe we can expand our business by introducing products currently only sold in certain of our markets into some of our other markets. We also believe we can expand particular product sales that are stronger in certain of our markets into markets where those products have not sold as well (e.g., expanding nonresidential roofing sales into markets that sell mostly residential roofing).

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

In the non-residential market, single-ply roofing systems and the associated insulation products comprise the largest share of our product offering. Our single-ply roofing systems consist primarily of Ethylene Propylene Diene Monomer (synthetic rubber) or “EPDM” and Thermoplastic Olefin or “TPO”, along with other roofing materials and related components. In addition to the broad range of single-ply roofing components, we sell asphaltic membranes and the insulation required in most non-residential roofing applications, such as tapered insulation. Our remaining non-residential products include metal roofing and flashings, fasteners, fabrics, coatings, roof drains, modified bitumen, built-up roofing and asphalt.

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

Customers

Our diverse customer base consists of nearly 48,000 contractors, home builders, building owners, and other resellers primarily in the Northeast, Mid-Atlantic, Midwest, Central Plains, West, South and Southwest regions of the United States and across Canada. Our typical customer base varies by end market, with relatively small contractors in the residential market and small to large-sized contractors in the non-residential market. To a lesser extent, our customer base in a market can include general contractors, retailers and building materials suppliers.

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

Sales organization

We have attracted and retained an experienced sales force of approximately 1,250 personnel who are responsible for generating revenue at the local branch level. The expertise of our salespeople helps us to increase sales to existing customers and add new customers.

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

Marketing

In order to capitalize on established customer relationships and locally developed brands, we have maintained the trade names of most of the businesses that we have acquired. These trade names—such Alabama Roofing Supply, Beacon Roofing Supply Canada Company, Beacon Sales Company, Best Distributing Company, Cassady Pierce, Coastal Metal Service, Construction Materials Supply, Dealers Choice, Enercon Products, Entrepot de la Toiture, Ford Wholesale Company, Groupe Bédard, JGA Beacon, Lafayette Wood Works, McClure Johnston, Mississippi Roofing Supply, North Coast Roofing Systems, Pacific Supply, Posi-Slope, Posi-Pentes, Quality Roofing Supply, Roof Depot, Shelter Distribution, Southern Roof Center, Structural Materials, The Roof Center, West End Roofing, Siding & Windows — are well-known in the local markets in which the respective branches compete and are associated with high-quality products and customer service.

As a supplement to the efforts of our sales force, each of our branches communicates with residential and non-residential contractors in their local markets through newsletters, direct mail, social media and the Internet. In order to build and strengthen relationships with customers and vendors, we offer exclusive promotions and sponsor our own regional trade shows, which feature general business and roofing seminars for our customers and product demonstrations by our vendors. In addition, we attend numerous industry trade shows throughout the regions in which we compete, and we are an active member of the National Roofing Contractors Association, as well as certain regional contractors’ associations.

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

Operations

Facilities

Our network of 264 branches as of September 30, 2014 serves metropolitan areas in 42 states and six Canadian provinces. This network has enabled us to effectively and efficiently serve a broad customer base and to achieve a leading market position in each of our core geographic markets.

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

Fleet

Our distribution infrastructure supports nearly 640,000 deliveries annually. To accomplish this, we maintained a dedicated owned fleet of 863 straight trucks, 312 tractors and 641 trailers as of September 30, 2014. Nearly all of our delivery vehicles are equipped with specialized equipment, including 1,026 truck-mounted forklifts, cranes, hydraulic booms and conveyors, which are necessary to deliver products to rooftop job sites in an efficient and safe manner and in accordance with our customers’ requirements.

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

All of our branches are connected to our IBM AS400 computer network via secure Internet connections or private data lines. We maintain redundant systems with transactional data getting replicated throughout each business day. We have the capability of electronically switching our operations to the disaster recovery system.

We have financial reporting packages for branches and regions that allow them to compare branch by branch financial performance, which we believe is essential to operating each branch efficiently and more profitably. We also utilize a monthly benchmarking report that enables comparison of all of our branches’ and regions’ performance in critical areas.

We place purchase orders electronically with some of our major vendors. The vendors then transmit their invoices electronically to us. Our system automatically matches these invoices with the related purchase orders and then schedules the associated payment. We also have the capability to handle customer processing electronically, although most customers prefer ordering via other methods.

We completed a “paperless copy” process in 2012 whereby we scan or receive many financial, credit and other documents into a database for purposes of internal approvals, online viewing and auditing. Additionally, we established an Internet portal that allows customers to access their invoice history and make online payments.

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

In 2012, the United States Supreme Court upheld the majority of the provisions in the Patient Protection and Affordable Care Act (the “Act”). The Act places requirements on employers to provide a minimum level of benefits to employees and assesses penalties on employers if the benefits do not meet the required minimum level or if the cost of coverage to employees exceeds affordability thresholds specified in the Act. The minimum benefits and affordability requirements took effect in 2014. The Act also imposes an excise tax beginning in 2018 on plans whose average cost exceeds specified amounts. We have analyzed the effects on us from the provisions of the Act and we do not currently anticipate a significant financial impact.

Competition

Although we are one of the two largest roofing materials distributors in the United States and Canada, the United States roofing supply industry is highly competitive. The vast majority of our competition comes from local and regional roofing supply distributors, and, to a much lesser extent, other building supply distributors and “big box” retailers. Among distributors, we compete against a small number of large distributors and many small and local privately-owned distributors. The principal competitive factors in our business include, but are not limited to, the availability of materials and supplies; technical product knowledge and expertise; advisory or other service capabilities; pricing of products; and availability of credit and capital. We generally compete on the basis of the quality of our services, product quality and, to a lesser extent, price.

Employees

As of September 30, 2014, we had 3,179 employees, consisting of 821 in sales and marketing, 419 in branch management, including supervisors, 1,481 warehouse workers, helpers and drivers, and 438 general and administrative personnel. Approximately 20 employees were added in 2014 from our acquisitions. We believe that our employee relations are good. As of September 30, 2014, 35 employees were represented by labor unions.

Order Backlog

Order backlog is not a material aspect of our business and no material portion of our business is subject to government contracts.

Seasonality

In general, sales and net income are highest during our first, third and fourth fiscal quarters, which represent the peak months of construction and re-roofing, especially in our branches in the northern and mid-western regions of the United States and in Canada. Our sales are substantially lower during the second quarter, when we usually incur net losses. These quarterly fluctuations have diminished as we have diversified further into the southern and western regions of the United States.

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

A change in vendor pricing could adversely affect our income and gross margins.

Many of the products that we distribute are subject to price changes based upon manufacturers’ raw material costs and other manufacturer pricing decisions. Although we often are able to pass on manufacturers’ price increases, our ability to pass on increases in costs depends on market conditions. The inability to pass along cost increases could result in lower operating margins. In addition, higher prices could impact demand for these products, resulting in lower sales volumes.

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

We sell a portion of our products for new residential and non-residential construction. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including credit and capital availability, interest rates, employment levels and consumer confidence. Economic downturns in the regions and markets we serve could result in lower revenues and, since many of our expenses are fixed, lower profitability. The challenging economic conditions in recent years, including tighter credit markets, influenced new residential and commercial projects and, to a lesser extent, re-roofing projects, and may continue to negatively affect expenditures for roofing in the near term.

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

Acquisitions frequently result in the recording of goodwill and other intangible assets. At September 30, 2014, goodwill represented approximately 33% of our total assets. Goodwill is not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. Our accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine the fair values of our reporting units by using both a market and income approach.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of November 1, 2014, we lease 265 facilities, including our headquarters and other support facilities, throughout the United States and Canada. These leased facilities range in size from approximately 2,000 square feet to 137,000 square feet. In addition, we own 14 sales/warehouse facilities located in Manchester, New Hampshire; Reading, Pennsylvania; Montreal, Quebec (2); Sainte-Foy, Quebec; Delson, Quebec; Trois Rivieres, Quebec; Salisbury, Maryland; Hartford, Connecticut; Cranston, Rhode Island; Lancaster, Pennsylvania; Jacksonville, Florida; Easton, Maryland; and Manassas, Virginia. These owned facilities range in size from 11,500 square feet to 68,000 square feet. All of the owned properties are mortgaged to our senior lenders. We believe that our properties are in good operating condition and adequately serve our current business operations.

As of November 1, 2014, we operated 270 branches, a few with multiple leased facilities or combined facilities, and nine other facilities were located in the following states and provinces:

	Number of
State	Branches	Other
Alabama	4
Arizona	2
Arkansas	4
California	16
Colorado	7
Connecticut	2	1
Delaware	3
Florida	11	1
Georgia	8	1
Illinois	7
Indiana	6
Iowa	2
Kansas	4
Kentucky	4
Louisiana	6
Maine	5
Maryland	14	1
Massachusetts	10
Michigan	2
Minnesota	3
Mississippi	2
Missouri	8
Montana	1
Nebraska	5
New Hampshire	2
New Jersey	1
New Mexico	1
New York	2
North Carolina	12	1
Ohio	6
Oklahoma	3
Pennsylvania	27
Rhode Island	1
South Carolina	5
South Dakota	2
Tennessee	7
Texas	25
Utah	1
Vermont	1
Virginia	9	2
West Virginia	5
Wyoming	2
Subtotal— United States	248	7

Canadian Provinces
Alberta	3
Saskatchewan	2
British Columbia	5	1
Ontario	6	1
Quebec	5
Nova Scotia	1
Subtotal—Canada	22	2

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market (the “NASDAQ”) under the symbol “BECN”. The following table lists quarterly information on the price range of our common stock based on the high and low reported sale prices for our common stock as reported by NASDAQ for the periods indicated below:

	High	Low

Year ended September 30, 2013:

First quarter	$33.41	$27.70
Second quarter	$39.68	$33.28
Third quarter	$42.00	$35.22
Fourth quarter	$42.28	$34.82

Year ended September 30, 2014:

First quarter	$40.70	$34.09
Second quarter	$40.91	$35.50
Third quarter	$38.99	$33.00
Fourth quarter	$33.70	$24.96

There were 52 registered holders of record of our common stock as of November 1, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the fourth quarter of the fiscal year ended September 30, 2014.

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

Performance Graph

The following graph compares the cumulative total shareholder return (including reinvestment of dividends) of Beacon Roofing Supply, Inc.’s common stock based on its market prices, beginning with the start of fiscal year 2010 and each fiscal year thereafter, with (i) the Nasdaq Index and (ii) the S&P 1500 Building Products Index.

The line graph assumes that $100 was invested in our common stock, the Nasdaq Index and the S&P 1500 Building Products Index on September 30, 2009. The closing price of our common stock on September 30, 2014 was $25.48. The stock price performance of Beacon Roofing Supply, Inc.’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

ITEM 6.    SELECTED FINANCIAL DATA

You should read the following selected financial information together with our financial statements and related notes and “Management’s discussion and analysis of financial condition and results of operations” also included in this Form 10-K. We have derived the statement of operations data for the years ended September 30, 2014, September 30, 2013 and September 30, 2012, and the balance sheet information at September 30, 2014 and September 30, 2013, from our audited financial statements included in this Form 10-K. We have derived the statements of operations data for the years ended September 30, 2011 and September 30, 2010, and the balance sheet data at September 30, 2012, September 30, 2011 and September 30, 2010, from our audited financial statements not included in this Form 10-K.

Statement of operations data

	2014	2013	2012	2011	2010
	(dollars in thousands, except per share amounts)
Net sales	$2,326,905	$2,240,723	$2,043,658	$1,817,423	$1,609,969
Cost of products sold	1,799,065	1,709,326	1,542,254	1,397,798	1,249,869
Gross profit	527,840	531,397	501,404	419,625	360,100
Operating expenses	428,977	401,676	357,732	315,883	286,583
Income from operations	98,863	129,721	143,672	103,742	73,517
Interest expense, financing costs and other	(10,095)	(8,247)	(17,173)	(13,364)	(18,210)
Income taxes	(34,922)	(48,867)	(50,934)	(31,158)	(20,781)
Net income	$53,846	$72,607	$75,565	$59,220	$34,526

Net income per share:
Basic	$1.09	$1.50	$1.62	$1.29	$0.76
Diluted	$1.08	$1.47	$1.58	$1.27	$0.75
Weighted average shares outstanding:
Basic	49,227,466	48,472,240	46,718,948	45,919,198	45,480,922
Diluted	49,947,699	49,385,335	47,840,967	46,753,152	46,031,593

Other financial and operating data:
Depreciation and amortization	$30,294	$30,415	$24,353	$25,060	$27,773
Capital expenditures (excluding acquisitions)	$37,239	$26,120	$17,404	$14,433	$10,268
Number of branches at end of period	264	236	209	185	179

Balance sheet data

	September 30,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Cash and cash equivalents	$54,472	$47,027	$40,205	$143,027	$117,136
Total assets	$1,433,896	$1,338,696	$1,216,982	$1,156,964	$1,042,189
Borrowings under revolving lines of credit, current portions of long-term debt and other obligations	$35,116	$62,524	$56,932	$15,605	$15,734

Long-term debt, net of current portions:
Senior notes payable and other obligations	$185,625	$196,875	$208,125	$301,544	$311,771
Other long-term obligations	30,835	12,726	12,750	9,967	11,910
	$216,460	$209,601	$220,875	$311,511	$323,681

Stockholders’ equity	$817,101	$754,356	$651,962	$538,427	$468,844

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

Depending on the market, our branches carry from about 2,000 to 11,000 SKUs, totaling more than 200,000 SKUs throughout our network of 264 branches across the United States and Canada. For the fiscal year ended September 30, 2014 (“fiscal year 2014” or “2014”), approximately 92% of our net sales were in the United States. We stock one of the most extensive assortments of high-quality branded products in the industry, enabling us to deliver products to our customers on a timely basis.

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

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. Our main acquisition strategy is to target market leaders in geographic areas that we do not service or that complement our existing operations in an area. The following transactions highlight our recent success delivering on our growth strategy:

•	We have continued to focus on organic greenfield growth with the opening of 26 new branches in 2014, 10 new branches in 2013 and four new branches in 2012. These 40 new branch locations in the past three years have allowed us to strategically penetrate deeper into many of our existing markets and enter into new markets. Additionally, in October 2014, we continued to expand our presence in new and existing markets with the opening of one additional greenfield location.

•	We have continued to focus growth through acquisitions in October 2014 with the strategic acquisitions of Applicators Sales & Service and Wholesale Roofing Supply.

Applicators Sales & Service is a distributor of residential roofing products and related accessories, with four locations in Maine and one location in New Hampshire. This acquisition complemented an existing market in which we previously had operations, allowing us to capture more of the localized market share and, in addition, provides us with a high mix of complementary products.

Wholesale Roofing Supply is a distributor of residential roofing products and related accessories with a nine-acre facility located in Grand Prairie, Texas. This acquisition complemented an existing market in which we previously had operations, allowing us to capture more of the localized market share.

•	In August 2014, we acquired All Weather Products, a distributor of residential and commercial roofing products and related accessories, with three locations in the western province of British Columbia, Canada. This acquisition complemented an existing market in which we previously had operations, allowing us to capture more of the localized market share.

•	In December 2012, we acquired Ford Wholesale Co. (“Ford Wholesale”) and Construction Materials Supply; both are distributors of residential and commercial roofing and related accessories with a combined five locations in Northern California. These acquisitions provided entry into a new geographic market with no branch overlap with our existing operations.

•	In November 2012, we acquired McClure-Johnston a distributor of residential and commercial roofing products and related accessories, which was headquartered in the Pittsburgh area and had 14 branches at the time of acquisition, including eight in Pennsylvania, three in West Virginia, one in Western Maryland and two in Georgia. This acquisition complemented an existing market in which we previously had operations, allowing us to capture more of the localized market share.

•	In July 2012, we acquired Structural Materials Co. (“Structural”), a distributor of residential and commercial roofing products and related accessories headquartered in Santa Ana, California. Structural has six locations in Los Angeles and Orange Counties and in the surrounding areas, which we integrated into our existing Pacific Supply region in Southern California.

General

We sell all materials necessary to install, replace and repair residential and non-residential roofs, including:

•	Shingles;

•	Single-ply roofing;

•	Metal roofing and accessories;

•	Modified bitumen;

•	Built up roofing;

•	Insulation;

•	Slate and tile;

•	Fasteners, coatings and cements; and

•	Other roofing accessories.

We also sell complementary building products such as:

•	Vinyl siding;

•	Doors, windows and millwork;

•	Wood and fiber cement siding;

•	Residential insulation; and

•	Waterproofing systems.

The following is a summary of our net sales by product group for the last three full fiscal years (“2014”, “2013” and “2012”). Percentages may not total due to rounding.

	Year Ended September 30,
	2014		2013		2012
	Net Sales	Mix	Net Sales	Mix	Net Sales	Mix
(dollars in thousands)
Residential roofing products	$1,108,516	47.7%	$1,100,508	49.1%	$1,023,547	50.1%
Non-residential roofing products	876,032	37.6%	822,726	36.7%	757,906	37.1%
Complementary building products	342,357	14.7%	317,489	14.2%	262,205	12.8%
	$2,326,905	100.0%	$2,240,723	100.0%	$2,043,658	100.0%

We have nearly 48,000 customers, none of which individually represent more than 2% of our total net sales. Many of our customers are small to mid-size contractors with relatively limited capital resources. We maintain strict credit review and approval policies, which has helped to keep losses from uncollectible customer receivables within our expectations. Bad debt expense in both 2014 and 2013 was less than 0.1% of net sales, while bad debts in 2012 were at 0.2% of net sales.

Our expenses consist primarily of the cost of products purchased for resale, labor, fleet, occupancy, and selling and administrative expenses. We compete for business and may respond to competitive pressures at times by lowering prices in order to maintain our market share.

We opened 26 new branches in 2014, 10 new branches in 2013 and four in 2012. While we slowed the pace of new branch openings following the economic downturn that began in 2007, we began increasing our greenfield activity in 2014 which we expect to continue through 2015 as part of our continued growth strategy. Typically, when we open a new branch, we transfer a certain level of existing business from an existing branch to the new branch. This allows the new branch to commence with a base business and also allows the existing branch to target other growth opportunities.

In managing our business, we consider all growth, including the opening of new greenfield branches, to be internal (organic) growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth, we include growth from existing and newly opened greenfield branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. When we refer to regions, we are referring to our geographic regions. At September 30, 2014, we had a total of 264 branches in operation. Our existing market calculations for 2014 include 242 branches and exclude 22 branches because they were acquired after the start of last year. Acquired markets for 2014 include McClure-Johnston, Ford Wholesale, Construction Materials Supply and All Weather Products (See Note 4 to the Consolidated Financial Statements).

When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

Results of operations

The following discussion compares our results of operations for 2014, 2013 and 2012.

The following table presents information derived from our consolidated statements of operations expressed as a percentage of net sales for each of the respective the periods indicated. Percentages may not total due to rounding.

	Year ended September 30,
	2014	2013	2012

Net sales	100.0%	100.0%	100.0%
Cost of products sold	77.3	76.3	75.5
Gross profit	22.7	23.7	24.5
Operating expenses	18.4	17.9	17.5
Income from operations	4.2	5.8	7.0
Interest expense, financing costs and other	(0.4)	(0.4)	(0.8)
Income before provision for income taxes	3.8	5.4	6.2
Provision for income taxes	(1.5)	(2.2)	(2.5)
Net income	2.3%	3.2%	3.7%

2014 compared to 2013

The following table presents a summary of our results of operations for 2014 and 2013, broken down by existing markets and acquired markets.

	Existing Markets		Acquired Markets		Consolidated
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Net sales	$2,194,936	$2,132,698	$131,969	$108,025	$2,326,905	$2,240,723

Gross profit	498,897	506,211	28,943	25,186	527,840	531,397
Gross margin	22.7%	23.7%	21.9%	23.3%	22.7%	23.7%

Operating expenses (1)	398,533	375,768	30,444	25,908	428,977	401,676
Operating expenses as a % of net sales	18.2%	17.6%	23.1%	24.0%	18.4%	17.9%

Operating income (loss)	$100,364	$130,443	$(1,501)	$(722)	$98,863	$129,721
Operating margin	4.6%	6.1%	(1.1)%	-0.7%	4.2%	5.8%

(1)	In 2014 and 2013, we recorded amortization expense for our acquired markets related to intangible assets recorded under purchase accounting of $3.2 million and $2.9 million, respectively.

Net Sales

Consolidated net sales increased $86.2 million, or 3.8%, to $2.33 billion in 2014, from $2.24 billion in 2013. Existing market sales increased $62.2 million or 2.9%. Acquired market sales increased $23.9 million due primarily to the full year’s sales impact from the 2013 acquisitions, as well as the partial year impact from our 2014 acquisitions. There were 253 business days in both 2014 and 2013. We attribute the existing market sales increase primarily to the following factors:

•	increased demand in our non-residential and complimentary products groups; and

•	26 new greenfield branches opened in 2014 and 10 in 2013;

partially offset by:

•	softer demand in our residential products group during the first half of 2014 due to the extended wetter weather, increased winter storm activity and colder temperatures that most of our markets experienced; and

•	lower residential and commercial roofing average selling prices during 2014, compared to 2013.

In 2014, we acquired three branches, opened 26 new branches, and closed two branches. We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices declined across our residential and commercial (non-residential) roofing products lines during 2014, compared to 2013, with residential roofing products down approximately 2.7% and commercial (non-residential) roofing products down approximately 1.1%. Selling prices for our complementary building products were relatively flat year over year. During the same period, net product costs of residential roofing products declined approximately 2.6%, commercial roofing products declined approximately 0.4%, and complementary building product prices declined approximately 0.5%. The lower gross margins in 2014 (below) are an indicator that the deflation in our net product costs was less than the impact from the decrease in our average selling prices. Overall, year over year declines in selling prices are estimated to have adversely impacted existing net sales by approximately $38 million in 2014, compared to 2013.  We were able to fully offset the overall pricing impact with year over year increases in unit volume which we estimate contributed to an increase in net sales of approximately $100 million.

Existing market net sales by geographical region increased (decreased) as follows: Northeast 2.4%; Mid-Atlantic 0.2%; Southeast (1.6%); Southwest (3.5%); Midwest 10.8%; West 17.5%; and Canada 1.7%. These variations were primarily caused by short-term factors such as local market conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

	2014		2013		Change		% Change Based On Average Sales Per Business Day
	Net Sales	Mix	Net Sales	Mix
(dollars in thousands)
Residential roofing products	$1,063,116	48.4%	$1,061,412	49.8%	$1,704	0.2%	0.2%
Non-residential roofing products	828,499	37.8%	781,484	36.6%	47,015	6.0%	6.0%
Complementary building products	303,321	13.8%	289,802	13.6%	13,519	4.7%	4.7%
	$2,194,936	100.0%	$2,132,698	100.0%	$62,238	2.9%	2.9%

For 2014, our acquired markets recognized sales of $45.5, $47.5 and $39.0 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The 2014 existing market sales of $2,194.9 million plus the total sales from acquired markets of $132.0 million agrees (rounded) to our reported total 2014 sales of $2,326.9 million.  For 2013, our acquired markets recognized sales of $39.1, $41.2 and $27.7 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The 2013 existing market sales of $2,132.7 million plus the total sales from acquired markets of $108.0 million agrees (rounded) to our reported total 2013 sales of $2,240.7 million. Prior year sales by product group are presented in a manner consistent with the current year’s product classifications. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit for consolidated and existing markets were as follows:

	2014	2013	Change
(dollars in thousands)
Gross profit	$527,840	$531,397	$(3,557)		-0.7%
Existing markets	498,897	506,211	(7,314)		-1.4%

Gross margin	22.7%	23.7%		-1.0%
Existing markets	22.7%	23.7%		-1.0%

Our existing market gross profit declined $7.3 million, or (1.4%), in 2014, while our acquired market gross profit increased by $3.8 million, to $28.9 million. In 2014, our overall and existing market gross margins declined in 2014 to 22.7%, from 23.7%, respectively, in 2013. The lower overall gross margins in 2014 were due primarily to pricing pressure across our residential and commercial roofing products as a result of soft demand, combined with a shift in our sales mix during 2014 towards higher direct non-residential product sales, which generally have lower gross margins than our other products. Additionally, gross margins were adversely impacted by a decline in higher-margin residential roofing product sales in 2014 as a result of the earlier onset of winter weather, the extended wetter weather, increased winter storm activity and colder temperatures during the first half of 2014 in most of our markets compared to last year.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expenses) compared to our warehouse sales, represented 18.2% and 17.5% of our net sales in 2014 and 2013, respectively. This increase in the percentage of direct sales was primarily attributable to the higher mix of non-residential roofing product sales, as well as roofing sales to lumber yards and other building material suppliers which are more commonly facilitated by direct shipment. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

Operating expenses for consolidated and existing markets were as follows:

	2014	2013	Change
(dollars in thousands)
Operating expenses	$428,977	$401,676	$27,301		6.8%
Existing markets	398,533	375,768	22,765		6.1%

Operating expenses as a % of sales	18.4%	17.9%		0.5%
Existing markets	18.2%	17.6%		0.6%

Operating expenses in our existing markets increased $22.8 million, or 6.1% in 2014, to $398.5 million, compared to $375.8 million in 2013, while our acquired markets expenses increased by $4.5 million to $30.4 million. The following factors were the leading causes of the higher operating expenses in our existing markets:

•	26 new greenfield openings during the year accounted for increased payroll and employee benefit costs of $5.6 million, increased warehouse and other general and administrative expenses of $3.8 million, and increased selling expenses of $1.9 million in 2014;

•	increased selling expenses of $1.3 million in 2014 due to additional sales volumes from our existing branches;

•	increased warehouse and general and administrative expenses of $2.5 million from our existing branches; and

•	increased bad debt expense of $2.9 million in 2014;

partially offset by:

•	lower non-cash stock compensation expense of $2.9 million due to an adjustment to previously issued performance based equity awards for the projection of the number of restricted units that are expected to vest based on achievement of the underlying related performance measures.

In 2014, we expensed a total of $14.1 million for the amortization of intangible assets previously recorded under purchase accounting, compared to $14.0 million in 2013. Our existing market operating expenses as a percentage of the related net sales in 2014 was 18.2% compared to 17.6% in 2013.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other was $10.1 million in 2014, compared to $8.2 million in 2013 due primarily to higher average debt balances on our revolver as well as additional outstanding borrowings against our equipment financing facility in 2014. The Company uses derivative financial instruments to manage its exposure related to fluctuating cash flows from changes in interest rates. The impact of our interest rate derivative was to increase our interest expense, financing costs and other by $2.3 million and $1.3 million in 2014 and 2013, respectively.

Income Taxes

Income tax expense was $34.9 million in 2014, compared to $48.9 million in 2013. The decrease was primarily due to a decline in pre-tax income, as well as reduction in our effective tax rate to 39.3% in 2014, compared to 40.2% in YTD 2013, which was generally driven by benefits from state credits. We expect our future annual income tax rate to average approximately 39% to 40%, excluding any discrete items.

2013 compared to 2012

The following table presents a summary of our results of operations for 2013 and 2012, broken down by existing markets and acquired markets.

	Existing Markets		Acquired Markets		Consolidated
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Net sales	$1,975,612	$1,952,942	$265,111	$90,716	$2,240,723	$2,043,658

Gross profit	462,198	477,263	69,199	24,141	531,397	501,404
Gross margin	23.4%	24.4%	26.1%	26.6%	23.7%	24.5%

Operating expenses (1)	333,144	332,065	68,532	25,667	401,676	357,732
Operating expenses as a % of net sales	16.9%	17.0%	25.9%	28.3%	17.9%	17.5%

Operating income (loss)	$129,054	$145,198	$667	$(1,526)	$129,721	$143,672
Operating margin	6.5%	7.4%	0.3%	-1.7%	5.8%	7.0%

(1)	In 2013 and 2012, we recorded amortization expense for our acquired markets related to intangible assets recorded under purchase accounting of $7.9 million and $2.1 million, respectively.

Net Sales

Consolidated net sales increased $197.1 million, or 9.6%, to $2.24 billion in 2013 from $2.04 billion in 2012. Existing market sales increased $22.7 million or 1.2% (0.4% based on the same number of business days). Acquired market sales increased $174.4 million due to a full year’s sales impact from the 2012 acquisitions and the partial year impact from our 2013 acquisitions. We attribute the existing market sales increase primarily to the following factors:

•	better weather conditions in the fourth quarter of 2013 allowed for an increase in roofing activities, especially residential roofing; and

•	strong growth in complementary building product sales.

Partially offset by:

•	by heavy rains in several regions during the third quarter of 2013 and fewer hail storms in 2013;

•	a very high level of re-roofing activity in 2012, including the beneficial impact from mild weather in December 2011 and strong carry over business from the significant storm activity in 2011; and

•	a slowdown in non-residential roofing activity in 2013, primarily in the first half of the year.

In 2013, we acquired 19 branches, opened ten new branches, and closed two branches. In 2013, we have estimated the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average selling prices for residential and non-residential were flat overall (each less than +/-1% movement) in 2013 compared to 2012, while complementary product prices were up approximately 3%. Overall, blended price increases contributed an approximate $10 million of incremental sales in 2013 compared to 2012. Additionally, we also benefited from 253 business days in 2013 compared to 251 in 2012 which contributed to an approximate $15 million of year over year existing market sales growth. We estimate the impact on existing market sales related to year over year changes in unit volume (adjusted for the additional business days) was a decline of approximately $3 million. Existing market net sales by geographical region increased (decreased) as follows: Northeast (3.7)%; Mid-Atlantic (7.8)%; Southeast 21.4%; Southwest 14.8%; Midwest (7.8%); West (2.9)%; and Canada 4.8%. These variations were primarily caused by short-term factors such as local economic conditions, weather conditions and storm activity that can influence the comparisons of a single geographical region.

Product group sales for our existing markets were as follows:

For the Fiscal Years Ended

	2013		2012		Change		% Change Based On Average Sales Per Business Day
	Net Sales	Mix	Net Sales	Mix
(dollars in thousands)
Residential roofing products	$977,825	49.5%	$965,188	49.4%	$12,637	1.3%	0.5%
Non-residential roofing products	735,063	37.2%	738,052	37.8%	(2,989)	-0.4%	-1.2%
Complementary building products	262,724	13.3%	249,702	12.8%	13,022	5.2%	4.4%
	$1,975,612	100.0%	$1,952,942	100.0%	$22,670	1.2%	0.4%

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

Gross Profit

Gross profit for consolidated and existing markets were as follows:

	2013	2012	Change
(dollars in thousands)
Gross profit	$531,397	$501,404	$29,993		6.0%
Existing markets	462,198	477,263	(15,065)		-3.2%

Gross margin	23.7%	24.5%		-0.8%
Existing markets	23.4%	24.4%		-1.0%

Our existing market gross profit declined $15.1 million, or (3.2%), in 2013, while our acquired market gross profit increased $45.1 million. Our overall and existing market gross margins declined to 23.7% and 23.4%, in 2013, respectively, from 24.5% and 24.4% in 2012. The decline in gross margin in 2013 was primarily due to product cost increases that have not been consistently passed through to customers due to the soft demand environment.

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

Operating Expenses

Operating expenses for consolidated and existing markets were as follows:

	2013	2012	Change
(dollars in thousands)
Operating expenses	$401,676	$357,732	$43,944		12.3%
Existing markets	333,144	332,065	1,079		0.3%

Operating expenses as a % of sales	17.9%	17.5%		0.4%
Existing markets	16.9%	17.0%		-0.1%

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

Partially offset by:

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

Seasonality and quarterly fluctuations

In general, sales and net income are highest during our first, third and fourth fiscal quarters, which represent the peak months of construction and re-roofing, especially in our branches in the northern and mid-western United States and in Canada. We have historically incurred low net income levels or net losses during the second quarter when our sales are substantially lower.

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

Certain quarterly financial data

The following table sets forth certain unaudited quarterly data for the fiscal years 2014 and 2013 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends. Totals may not total due to rounding.

	2014				2013
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(unaudited; dollars in millions, except per share data)
Net sales	$552.1	$384.9	$663.4	$726.5	$513.7	$416.3	$627.2	$683.6
Gross profit	126.9	86.8	150.8	163.3	126.8	99.7	147.3	157.7
Income (loss) from operations	27.1	(17.2)	45.8	43.2	32.3	1.9	48.0	47.6
Net income (loss)	$15.0	$(12.1)	$26.8	$24.1	$18.2	$(0.2)	$27.2	$27.4

Earnings (loss) per share - basic	$0.31	$(0.25)	$0.54	$0.49	$0.38	$-	$0.56	$0.56
Earnings (loss) per share - fully diluted	$0.30	$(0.25)	$0.54	$0.48	$0.37	$-	$0.55	$0.55

Quarterly sales as % of year’s sales	23.7%	16.6%	28.5%	31.2%	22.9%	18.6%	28.0%	30.5%
Quarterly gross profit as % of year’s gross profit	24.0%	16.5%	28.6%	30.9%	23.9%	18.8%	27.7%	29.7%
Quarterly income (loss) from operations as % of year’s income from operations	27.4%	(17.4)%	46.3%	43.7%	24.9%	1.5%	37.0%	36.7%

Earnings in the four quarters of fiscal 2014 included no one-time or non-recurring activities.

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

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the economic inflation rate. In general, we have historically been successful in passing on price increases from our vendors to our customers in a timely manner. In 2013, pricing increases from our vendors accelerated ahead of the economic rate of inflation and we were unsuccessful in passing all increases on to our customers as a result of softer overall market conditions and extended winter weather. In 2014, continued soft demand in the market drove down pricing to end customers. We also experienced declines in costs from vendors, although not enough to offset customer pricing declines. As result of the aforementioned items, we recognized declines in our gross margin from 24.5% in 2012 to 23.7% in 2013 and 22.7% in 2014.

Liquidity and capital resources

We had cash and cash equivalents of $54.5 million at September 30, 2014, compared to $47.0 million at September 30, 2013. Our net working capital was $462.1 million at September 30, 2014, compared to $391.3 million at September 30, 2013.

2014 compared to 2013

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization and the effect of working capital changes. Our net cash provided by operating activities was $55.5 million in 2014, compared to $78.5 million in 2013. Cash from operations decreased $23.0 million due primarily to the decline in net income of $18.8 million and an increase of cash used by working capital changes of $3.6 million, net of the impact of businesses acquired.

Investing activities consisted primarily of strategic acquisitions, as well as capital expenditures for growth and maintenance. Net cash used in investing activities was $37.3 million in 2014 compared to $89.5 million used in 2013. Capital expenditures were $37.2 million in 2014 compared to $26.1 million in 2013. In addition, we spent $1.5 million on acquisitions in 2014, compared to $64.6 million in 2013. We currently expect fiscal year 2015 capital expenditures to total between 1.0% and 1.2% of net sales, mostly dependent upon our sales volume and exclusive of the impact of new branch openings.

Financing activities consisted primarily of borrowings and repayments related to the Revolver, Term Loan and equipment financing facilities, as well as fees and expenses paid in connection with our Credit Facility. Net cash used in financing activities was $9.8 million in 2014 compared to net cash provided of $18.0 million in 2013. In 2014, we had net repayments of $27.6 million under our revolving credit facilities and made scheduled repayments of $11.3 million under our term loan, compared to net borrowings of $6.3 million under our revolving credit facilities and scheduled repayments of $11.3 million under our term loan in 2013. Additionally, in 2014 we borrowed $25.4 million under our equipment financing facility to continue to invest in our distribution fleet to support our greenfield activity and made scheduled repayments of $5.0 million; comparatively in 2013, we made net repayments under our equipment financing facilities of $0.6 million. Stock option exercises provided for proceeds of $7.7 million in 2014 compared to $18.6 million in 2013.

2013 compared to 2012

Our net cash provided by operating activities was $78.5 million in 2013 compared to $85.4 million in 2012. Cash from operations decreased due to the decline in net income of $3.0 million, lower non-cash adjustments of $2.2 million and an increase of cash used by working capital changes of $1.7 million, net of the impact of businesses acquired.

Net cash used in investing activities was $89.5 million in 2013 compared to $157.0 million used in 2012. Capital expenditures were $26.1 million in 2013 compared to $17.4 million in 2012. In addition, we spent $64.6 million on acquisitions in 2013 compared to $141.0 million in 2012.

Net cash provided by financing activities was $18.0 million in 2013 compared to a cash use of $31.8 million in 2012. In 2013, we had net borrowings of $6.3 million under our revolving credit facilities and made scheduled repayments of $11.8 million under our term loan. Comparatively in 2012, there were $90.6 million of loan repayments, net of proceeds of $225.0 million from our new term loan, $4.0 million from new loans under our equipment financing facility, $5.2 million of scheduled repayments under our equipment financing facility and $41.3 million under our new revolving lines of credit. In connection with the new credit facility we paid $5.4 million in deferred financing costs. Stock option exercises provided for proceeds of $18.6 million in 2013 compared to $21.5 million in 2012.

Capital Resources

Our principal source of liquidity at September 30, 2014 was our cash and cash equivalents of $54.5 million and our available borrowings of $311.8 million under revolving lines of credit, which takes into account all of the debt covenants under the Credit Facility (see below), including the maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheet at September 30, 2014 and September 30, 2013 were classified as short-term debt. This was because there is no current expectation of a minimum level of outstanding revolver borrowings in the twelve months following 2014 and we paid off the September 30, 2013 borrowings in 2014.

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

As our business is seasonal in certain geographic regions, our customers’ businesses are also seasonal. Sales are lowest in the winter months and our past due accounts receivable balance as a percentage of total receivables generally increases during this time. Throughout the year, we closely monitor our receivables and record estimated reserves based upon our judgment of specific customer situations, aging of accounts and our historical write-offs of uncollectible accounts.

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

We still pursue collection of amounts written off in certain circumstances and credit the allowance for any subsequent recoveries. In the past, annual bad debt expense has averaged between 0.05% and 0.4% of net sales. In 2014, bad debt expense was less than 0.1% of net sales. The continued reduction in bad debt expense year over year is primarily attributed to the continued strengthening of the economy and credit environment.

Indebtedness

We currently have the following credit facilities:

•	A senior secured credit facility in the United States;

•	A Canadian senior secured credit facility; and

•	An equipment financing facility.

Senior Secured Credit Facility

On April 5, 2012, we replaced our prior credit facility with a new five-year senior secured credit facility that includes a $550 million United States credit facility (individually, the “U.S. Credit Facility”) and a C$15 million ($13.4 million at September 30, 2014) Canadian credit facility (individually, the “Canadian Revolver”) with Wells Fargo Bank, National Association, and a syndicate of other lenders (combined, the “Credit Facility”). We paid off debt of $304.0 million that was outstanding under the prior credit facility with the proceeds from the Credit Facility and from approximately $79 million of cash on hand. The $550 million U.S Credit Facility consists of a revolving credit facility of $325 million (the “U.S. Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $225 million term loan (the “Term Loan”). The Term Loan has required amortization of 5% per year that is payable in quarterly installments, with the balance due on March 31, 2017. We may increase the Credit Facility by up to $200 million under certain conditions. There was $7.8 million, C$12.0 million ($10.7 million) and $196.9 million outstanding under the U.S. Revolver, Canadian Revolver and Term Loan, respectively, at September 30, 2014. There were $8.1 million of outstanding standby letters of credit at September 30, 2014.

Interest

The Credit Facility provides for borrowings under our U.S. Revolver and Canadian Revolver at a Base Rate. The Base Rate for borrowings under the U.S. Revolver is defined as the higher of the Prime Rate, or the Federal Funds Rate plus 0.50%, plus a margin above that rate. For borrowings made under the Canadian Revolver, the Base Rate is defined as the higher of the Canadian Prime Rate, or the annual rate of interest equal to the sum of the CDOR rate plus 1.00%, plus a margin above that rate. The margin for both base rates is currently 1.00% per annum and can range from 0.50% to 1.50% per annum depending upon our Consolidated Total Leverage Ratio, as defined in the Credit Facility.

Additionally, for Base Rate borrowings made under the U.S. Revolver, we may elect an optional interest rate equal to the one (1), two (2), three (3), or six (6) month LIBOR rate, plus a margin above that rate. In connection with this election, we are also required to elect an interest period that corresponds with the underlying LIBOR rate that was elected. The margin is currently 2.00% per annum and can range from 1.50% to 2.50% per annum depending upon our Consolidated Total Leverage Ratio, as defined in the Credit Facility.

Current unused commitment fees on the revolving credit facilities are 0.45% per annum. The unused commitment fees can range from 0.35% to 0.50% per annum, again depending upon our Consolidated Total Leverage Ratio.

As of September 30, 2014, outstanding borrowings under the U.S. Revolver carried an interest rate equal to the United States Prime rate, plus 1.00% (4.25% at September 30, 2014), while outstanding borrowings under the Canadian Revolver carried an interest rate equal to the Canadian Prime rate, plus 1.00% (4.00% at September 30, 2014). Borrowings under the Term Loan carried an interest rate equal to the LIBOR rate, plus 2.00% (2.15% at September 30, 2014).

Financial covenants under the Credit Facility are as follows:

Maximum Consolidated Total Leverage Ratio

On the last day of each fiscal quarter, our Consolidated Total Leverage Ratio (the ratio of our outstanding debt to our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation), as more fully defined in the Credit Facility, must not be greater than 3.50:1.0, or 4.00:1.0 under a one-time request by us subsequent to an acquisition that meets the requirements under the Credit Facility. At September 30, 2014, this ratio was 1.88:1.

Minimum Consolidated Interest Coverage Ratio

On the last day of each fiscal quarter, our Consolidated Interest Coverage Ratio (the ratio of our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation to our cash interest expense for the same period), as more fully defined in the Credit Facility, must not be less than 3.00:1.0. At September 30, 2014, this ratio was 14.79:1.

At September 30, 2013, we were in compliance with these covenants.

Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

Equipment Financing Facilities

As of September 30, 2014, there was a total of $31.0 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 2.33% to 4.60% and payments due through September 2021. Our current equipment financing facility provides for up to $30 million of purchased transportation and material handling equipment through October 1, 2014. The applicable interest rate at the time of the advances will be approximately 1.26% above the 3-year term swap rate for 5-year loans and 1.21% above the 4-year term swap rate for 7-year loans. No further amounts can be drawn on prior facilities.

Contractual Obligations

At September 30, 2014, contractual obligations were as follows (in millions):

	Fiscal Year Ended September 30,
(dollars in millions)	2015	2016	2017	2018	2019	Thereafter
Senior bank debt and revolver	$29.8	$11.3	$174.4	$-	$-	$-
Equipment financing	5.4	5.1	5.0	4.2	4.4	6.9
Operating leases	34.1	29.5	22.8	15.7	11.1	19.2
Interest (1)	8.5	7.7	4.5	0.4	0.2	0.2
Non-cancelable purchase obligations (2)	-	-	-	-	-	-
Total	$77.8	$53.6	$206.7	$20.3	$15.7	$26.3

(1)	Interest payments reflect all currently scheduled amounts along with projected amounts to be paid under the senior bank debt as calculated using the current LIBOR rate at September 30, 2014 for all future periods.
(2)	In general, we purchase products under purchase obligations that are cancelable by us without cost or expire after 30 days.

Capital Expenditures

We incurred capital expenditures of $37.2, $26.1 and $17.4 million in 2014, 2013 and 2012, respectively. In 2014, most of our capital expenditures focused on upgrading our aging distribution fleet of straight trucks which are equipped with specialized equipment, including cranes, hydraulic booms and conveyors. Historically, over 80% of our capital expenditures have generally been made for transportation and material handling equipment. We currently expect future annual capital expenditures to be between 1.0% and 1.2% of net sales, exclusive of the impact of new branch openings and assuming improved economic and industry conditions.

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

Stock-Based Compensation

We account for employee and non-employee director stock-based compensation using the fair value method of accounting. Compensation cost arising from stock options and restricted stock awards granted to employees and non-employee directors is recognized using the straight-line method over the vesting period, which represents the requisite service or performance period. In calculating the expense related to stock-based compensation, we estimate option forfeitures and project the number of restricted shares and units that are expected to vest based on the related performance conditions. In addition, we report the benefits of tax deductions in excess of recognized compensation cost as both a financing cash inflow and an operating cash outflow.

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

We evaluate the distribution methods, sales mix, and operating results of each of our components to determine if these characteristics have or will be sustained over a long-term basis. For purposes of this evaluation, we would expect our components to exhibit similar economic characteristics 3-5 years after events such as an acquisition within our core roofing business or management/business restructuring. This evaluation also considers major storm activity or local economic challenges that may impact the short term operations of an individual component. Components that exhibit similar economic characteristics are subsequently aggregated into a single reporting unit.

Based on our evaluation at August 31, 2014, it was determined that all of our components exhibited similar economic characteristics and therefore were aggregated into a single reporting unit (collectively the “Reporting Unit”).

We concluded that the fair value of the Reporting Unit has more likely than not exceeded its respective carrying value at the goodwill measurement date. This position is consistent with the 2014 operating results in which sales for the Reporting Unit exceeded those in the prior year by 3.8%. We noted that gross profit, as compared to prior year, decreased by 0.7%; however, as compared to 2012, gross profit has increased 5.3%. The decrease in the gross margin reflects what we believe to be short term pricing pressures experienced by us. We expect the Reporting Unit to experience moderate growth in the near future. Our analysis further noted the total market capitalization exceeded our carrying value by approximately 73% at August 31, 2014. This compares to 140% and 107% for that same measure at August 31, 2013 and 2012, respectively. In addition, we did not identify any macroeconomic or industry conditions or cost related factors that would indicate the fair value of the Reporting Unit was more likely than not to be less than its respective carrying value.

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

Interest Rate Risk

Our interest rate risk relates primarily to the variable-rate borrowings under our Credit Facility. The following discussion of our interest rate swaps (see “Financial Derivatives” below) is based on a 10% change in interest rates. These changes are hypothetical scenarios used to calibrate potential risk and do not represent our view of future market changes. As the hypothetical figures discussed below indicate, changes in fair value based on the assumed change in rates generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

At September 30, 2014, we had $196.9 and $18.5 million of outstanding term loans and revolver borrowings, respectively, under our Credit Facility, and $31.0 million of equipment financing outstanding. Borrowings under our credit facility incur interest on a floating rate basis while borrowings under our equipment lease facilities incur interest on a fixed rate basis. In connection with the placement of our Credit Facility, we entered into an interest rate swap with a notional amount equal to our outstanding term loan that effectively converts our floating rate interest under the term loan to a fixed rate of 1.38%. In consideration of our hedging instruments, as of September 30, 2014, only the $18.5 million of borrowings under our revolvers were subject to variable floating interest rates.

As of September 30, 2014, our weighted-average effective interest rate was 3.35% on total debt outstanding, compared to 3.32% on total debt outstanding at September 30, 2013. At September 30, 2014, a hypothetical 10% increase in interest rates in effect at that date would have increased annual interest expense by $0.1 million.

As discussed above, we enter into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements discussed below are to effectively exchange variable-rate for fixed-interest rate payments over the life of the agreements. The aggregate fair value of these swaps represented an unrealized loss of $2.1 million at September 30, 2014.

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

We use interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. As noted above, as of September 30, 2014 our outstanding interest rate derivative instruments included a $196.9 million interest rate swap with interest payments at a fixed rate of 1.38%, This interest rate swap is designated as a cash flow hedge and amortizes at $2.8 million per quarter and expires on March 31, 2017.

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

We record any differences paid or received on its interest rate hedges as adjustments to interest expense, financing costs and other. The table below presents the combined fair values of the interest rate derivative instruments:

		Unrealized Losses
	Location on	September 30,	September 30,	Fair Value
Instrument	Balance Sheet	2014	2013	Hierarchy
		(dollars in thousands)
Designated interest rate swaps (effective)	Accrued expenses	$2,124	$3,731	Level 2

The fair values of the interest rate hedges were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (OCI):

	2014	2013	2012
(dollars in thousands)
Amount of Gain (Loss) Recognized in OCI (net of tax)
Designated interest rate swaps	$972	$1,399	$(3,660)
Non-designated interest rate swaps (reclassified from accumulated OCI)	-	-	2,984

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in interest expense, financing costs and other:

	2014	2013	2012
(dollars in thousands)
Amount of Gain (Loss) Recognized in Interest Expense, Financing Costs and Other
Non-designated interest rate swaps	$-	$7	$2,311
Non-designated interest rate swaps (reclassified from accumulated OCI)	-	-	(4,932)
	$-	$7	$(2,621)

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 8% of our revenues in 2014 were derived from sales to customers in Canada. This business is primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect revenues, net income and cash flows. We do not enter into financial instruments to manage this foreign currency exchange risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEACON ROOFING SUPPLY, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Beacon Roofing Supply, Inc.

We have audited the accompanying consolidated balance sheets of Beacon Roofing Supply, Inc. (the Company) as of September 30, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon Roofing Supply, Inc. at September 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Beacon Roofing Supply, Inc.’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

November 25, 2014

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$54,472	$47,027
Accounts receivable, less allowance of $8,510 and $9,832 at September 30, 2014 and September 30, 2013, respectively	360,802	329,673
Inventories, net	301,626	251,370
Prepaid expenses and other current assets	66,828	62,422
Deferred income taxes	14,610	14,591
Total current assets	798,338	705,083

Property and equipment, net	88,565	67,659
Goodwill	466,206	469,203
Other assets, net	80,787	96,751
TOTAL ASSETS	$1,433,896	$1,338,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,834	$182,914
Accrued expenses	80,285	68,298
Borrowings under revolving lines of credit	18,514	47,426
Current portions of long-term obligations	16,602	15,098
Total current liabilities	336,235	313,736

Senior notes payable, net of current portion	185,625	196,875
Deferred income taxes	64,100	61,003
Long-term obligations under equipment financing and other, net of current portion	30,835	12,726
Total liabilities	616,795	584,340

Commitments and contingencies

Stockholders’ equity:
Common stock (voting); $0.01 par value; 100,000,000 shares authorized; 49,392,774 issued and outstanding at September 30, 2014; and 48,984,550 issued and 48,898,622 outstanding at September 30, 2013	493	488
Undesignated Preferred Stock; 5,000,000 shares authorized, none issued or outstanding	-	-
Additional paid-in capital	328,059	312,962
Retained earnings	495,128	441,282
Accumulated other comprehensive income (loss)	(6,579)	(376)
Total stockholders’ equity	817,101	754,356
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,433,896	$1,338,696

See accompanying notes.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended September 30,
	2014	2013	2012
Net sales	$2,326,905	$2,240,723	$2,043,658
Cost of products sold	1,799,065	1,709,326	1,542,254
Gross profit	527,840	531,397	501,404
Operating expenses	428,977	401,676	357,732
Income from operations	98,863	129,721	143,672
Interest expense, financing costs and other	10,095	8,247	17,173
Income before provision for income taxes	88,768	121,474	126,499
Provision for income taxes	34,922	48,867	50,934
Net income	$53,846	$72,607	$75,565

Net income per share:
Basic	$1.09	$1.50	$1.62
Diluted	$1.08	$1.47	$1.58

Weighted average shares used in computing net income per share:
Basic	49,227,466	48,472,240	46,718,948
Diluted	49,947,699	49,385,335	47,840,967

See accompanying notes.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended September 30,
	2014	2013	2012
Net income	$53,846	$72,607	$75,565
Other comprehensive income/(loss):
Foreign currency translation adjustment	(7,175)	(4,401)	5,283
Unrealized gain due to change in fair value of derivatives, net of tax expense of $635, $868 and $483, respectively	972	1,399	748
Total other comprehensive income (loss), net of tax	(6,203)	(3,002)	6,031
Total comprehensive income	$47,643	$69,605	$81,596

See accompanying notes.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

					Accumulated
	Common Stock		Additional		Other	Total
	Number		Paid-in	Retained	Comprehensive	Stockholders’
	of Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at September 30, 2011	46,154,107	462	248,260	293,110	(3,405)	538,427

Issuance of common stock	1,513,040	15	24,051			24,066
Stock-based compensation			7,873			7,873
Net income				75,565		75,565
Foreign currency translation adjustment					5,283	5,283
Unrealized gain on financial derivatives, net					748	748
Balances at September 30, 2012	47,667,147	477	280,184	368,675	2,626	651,962

Issuance of common stock	1,231,475	11	23,512			23,523
Stock-based compensation			9,266			9,266
Net income				72,607		72,607
Foreign currency translation adjustment					(4,401)	(4,401)
Unrealized gain on financial derivatives, net					1,399	1,399
Balances at September 30, 2013	48,898,622	488	312,962	441,282	(376)	754,356

Issuance of common stock	494,152	5	7,675			7,680
Stock-based compensation			7,422			7,422
Net income				53,846		53,846
Foreign currency translation adjustment					(7,175)	(7,175)
Unrealized gain on financial derivatives, net					972	972
Balances at September 30, 2014	49,392,774	$493	$328,059	$495,128	$(6,579)	$817,101

See accompanying notes.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended September 30,
	2014	2013	2012
Operating activities
Net income	$53,846	$72,607	$75,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,294	30,415	24,353
Stock-based compensation	7,422	9,266	7,873
Certain interest expense and other financing costs	816	(1,541)	4,359
Gain on sale of fixed assets	(1,323)	(1,487)	(1,278)
Deferred income taxes	3,078	4,416	7,700
Adjustment of liability for contingent consideration and other	129	-	250
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(32,984)	(22,790)	19,804
Inventories	(50,846)	(16,033)	13,338
Prepaid expenses and other assets	(4,790)	8,343	(22,448)
Accounts payable and accrued expenses	49,855	(4,703)	(44,155)
Net cash provided by operating activities	55,497	78,493	85,361

Investing activities
Purchases of property and equipment	(37,239)	(26,120)	(17,404)
Acquisition of businesses	(1,514)	(64,606)	(141,049)
Proceeds from sales of assets	1,437	1,235	1,418
Net cash used in investing activities	(37,316)	(89,491)	(157,035)

Financing activities
Borrowings under revolving lines of credit, net of repayments	(27,626)	6,296	41,272
Borrowings under equipment financing facilities and other	25,377	3,993	4,034
Repayments under equipment financing facilities and other	(5,009)	(4,549)	(5,213)
Borrowings under senior term loan	-	-	225,000
Repayments under senior term loan	(11,250)	(11,250)	(315,606)
Payment of deferred financing costs	-	-	(5,377)
Proceeds from exercise of options	7,680	18,579	21,478
Excess tax benefit from equity-based compensation	1,030	4,944	2,588
Net cash (used in) provided by financing activities	(9,798)	18,013	(31,824)

Effect of exchange rate changes on cash	(938)	(193)	676
Net increase (decrease) in cash and cash equivalents	7,445	6,822	(102,822)
Cash and cash equivalents, beginning of year	47,027	40,205	143,027
Cash and cash equivalents, end of year	$54,472	$47,027	$40,205
Supplemental cash flow information
Cash paid during the year for:
Interest	$9,312	$12,012	$11,636
Income taxes, net of refunds	$23,478	$29,680	$55,813

See accompanying notes.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2014

(dollars in thousands, except per share data or as otherwise indicated)

1. The Company

Business

Beacon Roofing Supply, Inc. (the “Company”) is a leading distributor of residential and non-residential roofing materials and other complementary building materials to customers in 42 states within the United States and six provinces in Canada. The Company operates its business under regional and local trade names. The Company’s current subsidiaries are Beacon Sales Acquisition, Inc., Beacon Canada, Inc. and Beacon Roofing Supply Canada Company. The Company was formed on August 22, 1997 and is incorporated in Delaware.

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

Fiscal Year

The fiscal years presented are the years ended September 30, 2014 (“2014”), September 30, 2013 (“2013”), and September 30, 2012 (“2012”). Each of the Company’s first three quarters ends on the last day of the calendar month.

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

The Company’s arrangements with vendors typically provide for rebates after it makes a special purchase and/or monthly, quarterly and/or annual rebates of a specified amount of consideration payable when a number of measures have been achieved, generally related to a specified cumulative level of calendar-year purchases. The Company accounts for such rebates as a reduction of the inventory value until the product is sold, at which time such rebates reduce cost of sales in the consolidated statements of operations. Throughout the year, the Company estimates the amount of the periodic rebates based upon the expected level of purchases. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels. Amounts due from vendors under these arrangements as of September 30, 2014 and September 30, 2013 totaled $58.4 million and $49.5 million, respectively, and are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2014

(dollars in thousands, except per share data or as otherwise indicated)

Property and Equipment

Property and equipment acquired in connection with acquisitions are recorded at fair value as of the date of the acquisition and depreciated utilizing the straight-line method over the remaining lives. All other additions are recorded at cost, and depreciation is computed using the straight-line method over the following estimated useful lives:

Asset Class	Estimated Useful Life
Buildings and improvements	40 years
Equipment	3 to 7 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of the estimated useful life or the term of the lease, considering renewal options expected to be exercised.

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the actual lives of certain distribution fleet equipment were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, effective January 1, 2014, the Company changed its estimates of the useful lives of its distribution fleet equipment (included in the equipment asset class) to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of the Company’s distribution fleet equipment that previously averaged five years were adjusted to an average of seven years. The effect of this change in estimate was to reduce 2014 depreciation expense by $3.1 million, increase 2014 net income by $1.9 million, and increase 2014 basic and diluted earnings per share by $0.04.

Revenue Recognition

The Company recognizes revenue when the following four basic criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the price to the buyer is fixed and determinable; and

•	collectability is reasonability assured.

Based on these criteria, the Company generally recognizes revenue at the point of sale or upon delivery to the customer site. For goods shipped by third party carriers, the Company recognizes revenue upon shipment since the terms are generally FOB shipping point. The Company also arranges for certain products to be shipped directly from the manufacturer to the customer. The Company recognizes the gross revenue for these sales upon shipment as the terms are FOB shipping point.

The Company also provides certain job site delivery services, which include crane rentals and rooftop deliveries of certain products, for which the associated revenues are recognized upon completion of the services. These revenues represent less than 1% of the Company’s sales.

All revenues recognized are net of sales taxes collected, allowances for discounts and estimated returns. Sales taxes collected are subsequently remitted to the appropriate government authorities.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2014

(dollars in thousands, except per share data or as otherwise indicated)

Shipping and Handling Costs

The Company classifies shipping and handling costs, consisting of driver wages and vehicle expenses, as operating expenses in the accompanying consolidated statements of operations. Shipping and handling costs were approximately $111,645 in 2014, $103,544 in 2013, and $85,888 in 2012.

Financial Derivatives

The Company enters into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-rate and floating-rate debt. The swap agreements are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The Company’s current derivative instruments are designated as cash flow hedges, for which the Company records the effective portions of changes in their fair value, net of tax, in other comprehensive income. The Company recognizes any ineffective portion of the hedges in earnings through interest expense, financing costs and other. The Company’s refinancing transaction in April 2012 resulted in hedge ineffectiveness on the derivative instruments that expired in April 2013, as the underlying term debt being hedged was repaid before the expiration of the derivative instruments.

Concentrations of Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company’s accounts receivable are primarily from customers in the building industry located in the United States and Canada. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base. The Company performs credit evaluations of its customers; however, the Company’s policy is not to require collateral. At September 30, 2014 and 2013, the Company had no significant concentrations of credit risk.

The Company purchases a major portion of its products from a small number of vendors. Approximately two-thirds of the Company’s total cost of inventory purchases was from 12 vendors in 2014, 11 vendors in 2013 and 12 vendors in 2012. In addition, more than 10% of the total cost of purchases was made from each of three vendors in 2014, 2013 and 2012.

Impairment of Long-Lived Assets

Impairment losses are required to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. If such assets are considered to be impaired, the impairment to be recognized is the total by which the carrying value exceeds the fair value of the assets.

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

Based on management’s 2014 year-end review, the Company concluded that there were no indicators of impairment and therefore it was more likely than not that the fair value of the other intangible assets exceeded the net carrying amount and there was no reason to perform the two-step impairment test as of September 30, 2014. For the evaluation of trademarks, the main factor reviewed was the revenue base, which was relied upon in applying the royalty savings method at inception, to be derived from covered product sales made under the trademarks. The Company also reviewed the latest projected revenues. In addition, there have been no specific events or circumstances that management believes have negatively affected the value of the trademarks.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2014

(dollars in thousands, except per share data or as otherwise indicated)

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

The Company evaluates the distribution methods, sales mix, and operating results of each of its components to determine if these characteristics have or will be sustained over a long-term basis. For purposes of this evaluation, the Company would expect its components to exhibit similar economic characteristics 3-5 years after events such as an acquisition within the Company’s core roofing business or management/business restructuring. This evaluation also considers major storm activity or local economic challenges that may impact the short term operations of an individual component. Components that exhibit similar economic characteristics are subsequently aggregated into a single reporting unit.

Based on the Company’s evaluation at August 31, 2014, it was determined that all of the Company’s components exhibited similar economic characteristics and therefore were aggregated into a single reporting unit (collectively the “Reporting Unit”).

We concluded that the fair value of the Reporting Unit has more likely than not exceeded its respective carrying value at the goodwill measurement date. This position is consistent with the 2014 operating results in which sales for the Reporting Unit exceeded those in the prior year by 3.8%. The Company noted that gross profit, as compared to prior year, decreased by 0.7%; however, as compared to 2012, gross profit has increased 5.3%. The decrease in the gross margin reflects what we believe to be short term pricing pressures experienced by the Company. We expect the Reporting Unit to experience moderate growth in the near future. Our analysis further noted the total market capitalization exceeded the Company’s carrying value by approximately 73% at August 31, 2014. This compares to 140% and 107% for that same measure at August 31, 2013 and 2012, respectively. In addition, we did not identify any macroeconomic or industry conditions or cost related factors that would indicate the fair value of the Reporting Unit was more likely than not to be less than its respective carrying value.

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

The Company recorded stock-based compensation expense of $7.4 million ($4.5 million, net of tax) or $0.09 per basic share and per diluted share in 2014, $9.3 million ($5.6 million, net of tax) or $0.11 per basic share and per diluted share in 2013, and $7.9 million ($4.8 million net of tax) or $0.10 per basic share and per diluted share in 2012. At September 30, 2014, the Company had $24.0 million of excess tax benefits available for potential deferred tax write-offs related to previously recognized stock-based compensation.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2014

(dollars in thousands, except per share data or as otherwise indicated)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

	September 30,	September 30,
	2014	2013
Foreign currency translation adjustment, net	$(5,290)	$1,885

Unrealized loss on financial derivatives	(2,130)	(3,737)
Tax effect	841	1,476
Unrealized loss on financial derivatives, net	(1,289)	(2,261)
Accumulated other comprehensive (loss) gain	$(6,579)	$(376)

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

The following table reflects the calculation of weighted average shares outstanding for each period presented:

	Year Ended September 30,
	2014	2013	2012
Weighted-average common shares outstanding for basic	49,227,466	48,472,240	46,718,948
Effect of dilutive securities:
Stock option awards	605,487	814,802	1,034,371
Restricted share awards	114,746	98,293	87,648
Weighted-average shares assuming dilution	49,947,699	49,385,335	47,840,967

Fair Value of Financial Instruments

Financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, borrowings under the Company’s revolving lines of credit, equipment financing facilities, financial derivatives and long-term debt. Except for the financial derivatives and long-term debt, these instruments are short-term in nature and their carrying amounts approximate their fair value. With respect to the long-term debt, we believe that the fair values of these obligations, including current maturities, approximate their carrying values based on their effective interest rates compared to current market rates. See Note 16 for disclosures of the Company’s financial derivatives that are recorded at fair value.

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

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2014

(dollars in thousands, except per share data or as otherwise indicated)

Foreign Currency Translation

The assets and liabilities of the Company’s Canadian operations are translated into United States dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. Net unrealized translation gains or losses associated with the Canadian net assets are recorded directly to a separate component of stockholders’ equity. Realized gains and losses from foreign currency transactions were not material for any of the periods presented. The Company has inter-company receivables from the Company’s Canadian subsidiary, for which the short-term portion is marked to market each period with a corresponding entry recorded as a component of the consolidated statement of operations. Since repayment of the long-term portion is not planned or anticipated in the foreseeable future, the long-term balances are marked to market each period with a corresponding entry recorded as a separate component of stockholders’ equity.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. ASU 2014-09 clarifies the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods therein, which is effective for the Company beginning October 1, 2017, the first day of the Company’s 2018 fiscal year. The Company is currently evaluating the impact of this accounting guidance and does not expect any significant impact on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. This ASU also requires management to disclose certain information depending on the results of the going concern evaluation. The provisions of this ASU are effective for annual periods ending after December 15, 2016, including interim reporting periods therein, which is effective for the Company beginning October 1, 2017, the first day of the Company’s 2018 fiscal year. The Company is currently evaluating the impact of this accounting guidance and does not expect any significant impact on its consolidated financial statements.

3. Goodwill, Intangibles and Other Assets

Goodwill was $466,206 and $469,203 at September 30, 2014 and 2013, respectively. Goodwill decreased by $2,997 in 2014, reflecting a loss from foreign currency translation, after increases of $27,835 due to acquisitions and a gain from foreign currency translation of $1,793 in 2013.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2014

(dollars in thousands, except per share data or as otherwise indicated)

Intangibles and other assets, included in other long-term assets, consisted of the following:

	September 30,	September 30,
	2014	2013
Amortizable intangible assets:
Non-compete agreements	$2,824	$3,552
Customer relationships	162,599	163,383
Beneficial lease arrangements	610	636
	166,033	167,571
Less: accumulated amortization	(101,727)	(88,621)
	64,306	78,950
Amortizable other assets:
Deferred financing costs	5,550	5,810
Less: accumulated amortization	(3,056)	(2,104)
	2,494	3,706

Unamortizable trademarks	9,750	9,750
Other assets	4,237	4,345
Total other assets, net	$80,787	$96,751

Amortization expense related to intangible assets amounted to approximately $14,089, $15,087, and $9,829 in 2014, 2013, and 2012, respectively. The intangible lives range from one to fifteen years and the weighted average remaining life was 12.1 years at September 30, 2014.

Estimated future annual amortization for the above intangible assets as of September 30, 2014 is as follows:

Future
Year ending September 30,	Amortization
2015	$11,717
2016	9,762
2017	8,065
2018	6,801
2019	5,544
Thereafter	22,417
Total future amortization	$64,306

4. Acquisitions

On August 29, 2014, the Company purchased certain assets of All Weather Products Ltd. of Vancouver (“AWP”), a distributor of residential and commercial roofing products with three locations in the western province of British Columbia, Canada. The Company recorded no goodwill in connection with this acquisition.

In 2013, the Company acquired 19 branches from the three following acquisitions at a total cost of $64.6 million, with resulting goodwill of $27.8 million:

•	On December 28, 2012, the Company purchased certain assets of Ford Wholesale Co. of San Jose (“Ford Wholesale”) and Construction Materials Supply (“CMS”), distributors of residential and commercial roofing products with a combined five locations in Northern California and recent annual sales prior to the acquisition were approximately $60 million.

•	On November 1, 2012, the Company purchased the stock of McClure-Johnston Company (“McClure-Johnston”), a distributor of residential and commercial roofing products and related accessories headquartered in the Pittsburgh suburb of Braddock, Pennsylvania. McClure-Johnston has 14 locations with eight in Pennsylvania, three in West Virginia, one in Western Maryland and two in Georgia. Recent annual sales prior to the acquisition were approximately $85 million.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2014

(dollars in thousands, except per share data or as otherwise indicated)

In connection with the above acquisitions, the Company incurred legal fees of approximately $0.1 million and $0.7 million that were included in operating expenses in 2014 and 2013, respectively. The total aggregate impact of the above acquisitions on the 2014 and 2013 operating results was not considered material for the reporting of pro forma financial information.

A total of $3.2 million of the acquisition prices for the above acquisitions remained in escrow at September 30, 2014, primarily for purchase price adjustments and post-closing indemnification claims, with $0.2 million included in other current assets and accrued expenses and $3.0 million included in other long-term assets and liabilities.

5. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets were as follows:

	September 30,	September 30,
	2014	2013
Vendor rebates	$58,363	$49,487
Other	8,465	12,935
	$66,828	$62,422

6. Property and Equipment, net

Property and equipment, net, consisted of the following:

	September 30,	September 30,
	2014	2013
Land	$3,300	$3,308
Buildings and leasehold improvements	28,148	27,067
Equipment	178,123	149,178
Furniture and fixtures	15,606	14,338
	225,177	193,891
Less: accumulated depreciation and amortization	(136,612)	(126,232)
	$88,565	$67,659

Depreciation and amortization of property and equipment totaled $16,205, $16,410, and $14,524 in 2014, 2013 and 2012, respectively.

7. Accrued Expenses

The significant components of accrued expenses were as follows:

	September 30,	September 30,
	2014	2013
Uninvoiced inventory receipts	$23,744	$12,061
Employee-related accruals	24,463	22,994
Other	32,078	33,243
	$80,285	$68,298

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2014

(dollars in thousands, except per share data or as otherwise indicated)

8. Financing Arrangements

Financing arrangements consisted of the following:

	September 30, 2014	September 30, 2013
Senior Secured Credit Facility
Revolving Lines of Credit:
Canadian revolver-expires March 31, 2017 (effective rate on borrowings 4.00% at September 30, 2014 and 3.75% at September 30, 2013)	$10,714	$2,426
U.S. Revolver-expires March 31, 2017 (effective rate on borrowings of 4.25% at September 30, 2014 and 1.93% at September 30, 2013)	7,800	45,000
Term Loan:
Term Loan-matures March 31, 2017 (2.15% at September 30, 2014 and 1.93% on September 30, 2013)	196,875	208,125
Total borrowings under Senior Secured Credit Facility	215,389	255,551
Less: current portion	(29,764)	(58,676)
Total long-term portion of borrowings under Senior Secured Credit Facility	$185,625	$196,875

Equipment Financing Facilities
Borrowings under various equipment financing facilities-various maturities through September 2021 (various fixed interest rates ranging from 2.33% to 4.60% at September 30, 2014, and 2.51% to 6.75% at September 30, 2013)	$30,966	$10,597
Less: current portion	(5,352)	(3,848)
Total long-term portion of borrowings under equipment financing facilities	$25,614	$6,749

Senior Secured Credit Facility

On April 5, 2012, the Company replaced its prior credit facility with a new five-year senior secured credit facility that includes a $550 million United States credit facility (individually, the “U.S. Credit Facility”) and a C$15 million ($13.4 million at September 30, 2014) Canadian credit facility (individually, the “Canadian Revolver”) with Wells Fargo Bank, National Association, and a syndicate of other lenders (combined, the “Credit Facility”). The Company paid off debt of $304.0 million that was outstanding under the prior credit facility with the proceeds from the Credit Facility and from approximately $79 million of cash on hand. In the third quarter of 2012, the Company recorded a charge of approximately $1.2 million ($0.7 million, net of tax), included in interest expense, financing costs and other associated with this transaction. In addition, this transaction impacted the effectiveness of the Company’s interest rate swaps existing as of the refinancing date as discussed in Note 16.

The $550 million U.S Credit Facility consists of a revolving credit facility of $325 million (the “U.S. Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $225 million term loan (the “Term Loan”). The Term Loan has required amortization of 5% per year that is payable in quarterly installments, with the balance due on March 31, 2017. The Company may increase the Credit Facility by up to $200 million under certain conditions. There was $7.8 million, C$12.0 million ($10.7 million) and $196.9 million outstanding under the U.S. Revolver, Canadian Revolver and Term Loan, respectively, at September 30, 2014. There were $8.1 million of outstanding standby letters of credit at September 30, 2014.

Interest

The Credit Facility provides for borrowings under the Company’s U.S. Revolver and Canadian Revolver at a Base Rate. The Base Rate for borrowings under the U.S. Revolver is defined as the higher of the Prime Rate, or the Federal Funds Rate plus 0.50%, plus a margin above that rate. For borrowings made under the Canadian Revolver, the Base Rate is defined as the higher of the Canadian Prime Rate, or the annual rate of interest equal to the sum of the CDOR rate plus 1.00%, plus a margin above that rate. The margin for both base rates is currently 1.00% per annum and can range from 0.50% to 1.50% per annum depending upon the Company’s Consolidated Total Leverage Ratio, as defined in the Credit Facility.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2014

(dollars in thousands, except per share data or as otherwise indicated)

Additionally, for Base Rate borrowings made under the U.S. Revolver, the Company may elect an optional interest rate equal to the one (1), two (2), three (3), or six (6) month LIBOR rate, plus a margin above that rate. In connection with this election, the Company is also required to elect an interest period that corresponds with the underlying LIBOR rate that was elected. The margin is currently 2.00% per annum and can range from 1.50% to 2.50% per annum depending upon the Company’s Consolidated Total Leverage Ratio, as defined in the Credit Facility.

Current unused commitment fees on the revolving credit facilities are 0.45% per annum. The unused commitment fees can range from 0.35% to 0.50% per annum, again depending upon the Company’s Consolidated Total Leverage Ratio.

As of September 30, 2014, outstanding borrowings under the U.S. Revolver carried an interest rate equal to the United States Prime rate, plus 1.00% (4.25% at September 30, 2014), while outstanding borrowings under the Canadian Revolver carried an interest rate equal to the Canadian Prime rate, plus 1.00% (4.00% at September 30, 2014). Borrowings under the Term Loan carried an interest rate equal to the LIBOR rate, plus 2.00% (2.15% at September 30, 2014).

Financial covenants under the Credit Facility are as follows:

Maximum Consolidated Total Leverage Ratio

On the last day of each fiscal quarter, the Company’s Consolidated Total Leverage Ratio (the ratio of outstanding debt to trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation), as more fully defined in the Credit Facility, must not be greater than 3.50:1.0, or 4.00:1.0 under a one-time request by the Company subsequent to an acquisition that meets the requirements under the Credit Facility. At September 30, 2014, this ratio was 1.88:1.

Minimum Consolidated Interest Coverage Ratio

On the last day of each fiscal quarter, the Company’s Consolidated Interest Coverage Ratio (the ratio of trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation to cash interest expense for the same period), as more fully defined in the Credit Facility, must not be less than 3.00:1.0. At September 30, 2014, this ratio was 14.79:1.

As of September 30, 2014, the Company was in compliance with these covenants.

Substantially all of the Company’s assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

Equipment Financing Facilities

As of September 30, 2014, there was a total of $31.0 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 4.60% and payments due through September 2021. The Company’s current facility provides for up to $30 million of purchased equipment through October 1, 2014. The applicable interest rate at the time of the advances will be approximately 1.26% above the 3-year term swap rate for 5-year loans and 1.21% above the 4-year term swap rate for 7-year loans. No further amounts can be drawn on prior facilities.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2014

(dollars in thousands, except per share data or as otherwise indicated)

Other Information

Annual principal payments for all outstanding borrowings for each of the next five years and thereafter as of September 30, 2014 were as follows:

	Senior Secured Credit	Equipment	Revolving Lines of
Fiscal year	Facility	Financing	Credit	Total
2015	$11,250	$5,352	$18,514	$35,116
2016	11,250	5,084	-	16,334
2017	174,375	4,989	-	179,364
2018	-	4,239	-	4,239
2019	-	4,352	-	4,352
Thereafter	-	6,950	-	6,950
Subtotal	196,875	30,966	18,514	246,355
Less current portion	11,250	5,352	18,514	35,116
Total long-term debt	$185,625	$25,614	$-	$211,239

9. Leases

The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis.

At September 30, 2014, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year were as follows:

Operating
Year ending September 30,	Leases
2015	$34,070
2016	29,481
2017	22,844
2018	15,749
2019	11,090
Thereafter	19,161
Total minimum lease payments	$132,395

Rent expense was $34,854 in 2014, $32,736 in 2013, and $28,860 in 2012. Sublet income was immaterial for these years.

10. Stock Options and Restricted Stock Awards

On February 12, 2014, the shareholders of the Company approved the Beacon Roofing Supply, Inc. 2014 Stock Plan (the “2014 Plan”). The 2014 Plan provides for discretionary awards of stock options, stock, stock units and stock appreciation rights (“SARs”) for up to 5,100,000 shares of common stock to selected employees and non-employee directors. As of September 30, 2014, there were 4,346,485 shares of common stock available for awards under the 2014 Plan, subject to increase for shares that are forfeited or expire, or are used for tax withholding on stock awards or stock unit awards, under the 2004 (defined below) and the 2014 Plan.

Prior to the 2014 Plan, the Company maintained the amended and restated Beacon Roofing Supply, Inc. 2004 Stock Plan (the “2004 Plan”). Upon shareholder approval of the 2014 Plan, the Company ceased issuing equity awards from the pre-existing 2004 Plan and all future equity awards will be issued from the 2014 Plan.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2014

(dollars in thousands, except per share data or as otherwise indicated)

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

In 2014, the Company recorded an adjustment of $2.4 million during the third quarter and an additional $0.2 million during the fourth quarter to reverse stock-based compensation expense recorded in the current and prior periods for previously issued performance-based equity awards. In accordance with the provisions of the 2004 Plan, the Company has adjusted the projection for the number of restricted units that are expected to vest based on the achievement of the underlying related performance measures. Inclusive of the aforementioned adjustment in 2014, the Company recorded stock-based compensation expense for award grants of $7.4 million for the year ended September 30, 2014, and $9.3 million and $7.9 million for the years ended September 30, 2013 and 2012, respectively.

Stock Options

As of September 30, 2014, there were a total of 2,364,211 options outstanding, 1,393,007 of which are exercisable, at a weighted-average exercise price of $17.85. Non-qualified options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in one-third increments over a three-year period following the grant dates. As of September 30, 2014, there was $8.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock option which is expected to be recognized over a weighted-average period of 1.68 years.

The fair values of the options were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended September 30,
	2014	2013	2012
Risk-free interest rate	1.76%	0.60%	0.94%
Expected volatility	44.00%	43.80%	47.00%
Expected life in years	6.0	5.7	6.5
Dividend yield	-	-	-

Expected lives of the options granted are based primarily on historical activity, while expected volatilities are based on historical volatilities of the Company’s stock and consideration of comparable public companies’ stock. Estimated forfeiture rates vary by grant and range up to 8.0% as of September 30, 2014.

In the event of a change in control of the Company, all outstanding options are immediately vested.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2014

(dollars in thousands, except per share data or as otherwise indicated)

Information regarding the Company’s stock options is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in years)	(in millions)
Outstanding at September 30, 2011	3,895,583	$15.06
Granted	789,332	18.78
Exercised	(1,508,544)	14.24
Canceled	(109,291)	16.65

Outstanding at September 30, 2012	3,067,080	$16.36
Granted	691,086	30.69
Exercised	(1,189,010)	16.13
Canceled	(64,550)	22.66

Outstanding at September 30, 2013	2,504,606	$20.26
Granted	421,918	36.20
Exercised	(430,310)	18.18
Canceled	(132,003)	30.07

Outstanding at September 30, 2014	2,364,211	$22.98	6.4	$12.9

Vested or Expected to Vest at September 30, 2014	2,319,090	$22.90	6.4	$12.8

Exercisable at September 30, 2014	1,393,007	$17.85	5.1	$11.5

The total fair value of options vested was $6.7 million, $5.8 million, and $5.1 million during 2014, 2013, and 2012, respectively. The total intrinsic value of stock options exercised during 2014, 2013 and 2012 was $7.9 million, $22.0 million and $17.1 million, respectively. Intrinsic values are before applicable income taxes and represent the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options on the last business day of the period indicated. The weighted-average grant date fair value of options granted during 2014, 2013 and 2012 was $15.97, $13.42 and $8.78, respectively.

Restricted Stock Awards

As of September 30, 2014, there was $4.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock awards which are expected to be recognized over a weighted-average period of 3.37 years.

The total fair values of the restricted stock awards were determined based upon the number of shares or units and the closing prices of the Company’s common stock on the dates of the grants. The restricted stock awards granted to management are subject to continued employment, except under certain conditions, and will vest if the Company attains a targeted rate of return on invested capital at the end of a three-year period. The actual number of shares or units that will vest can range from 0% to 125% of the management grants depending upon actual Company performance below or above the target level and the Company estimates that performance in determining the projected number of shares or units that will vest and the related compensation cost. The restricted stock awards granted to non-employee directors are also subject to continued service, vest at the end of one year (except under certain conditions) and the underlying common shares will not be distributed until six months after the director separates from the Company. Beginning in 2014, the six month period was eliminated and shares will be delivered within ten days after termination of service on the board. In November 2013, the Company has also issued restricted stock awards that are subject to continued employment and will vest over three to five years.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2014

(dollars in thousands, except per share data or as otherwise indicated)

Information regarding the Company’s restricted shares and units is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Grant	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in years)	(in millions)
Outstanding at September 30, 2011	135,009	$16.70
Granted	148,100	20.26
Lapse of restrictions/conversions	(4,496)	20.02
Canceled	-	-

Outstanding at September 30, 2012	278,613	$18.54
Granted	138,291	31.90
Lapse of restrictions/conversions	(42,465)	18.47
Canceled	(3,268)	21.85

Outstanding at September 30, 2013	371,171	$23.52
Granted	258,671	35.74
Lapse of restrictions/conversions	(63,842)	19.08
Canceled	(83,924)	23.85

Outstanding at September 30, 2014	482,076	$31.28	1.7	$12.3

Vested or Expected to Vest at September 30, 2014	296,873	$30.53	1.9	$7.6

The total fair value of RSUs vested was $1.2 million, $0.8 million and $0.1 million during 2014, 2013, and 2012, respectively.

11. Benefit Plans

The Company maintains defined contribution plans covering all full-time employees of the Company who have 90 days of service and are at least 21 years old. An eligible employee may elect to make a before-tax contribution of between 1% and 100% of his or her compensation through payroll deductions, not to exceed the annual limit set by law. The Company currently matches the first 50% of participant contributions limited to 6% of a participant’s gross compensation (maximum Company match is 3%). Furthermore, in accordance with the plans, the Company may elect to make additional contributions to eligible employees as part of a discretionary profit-sharing. The Company has elected to do so during each of the three years presented and are scheduled to make a contribution for 2014 during the 2015 fiscal year. All Company contributions are subject to the discretion of management and the board of directors. The combined total expense for this plan and a similar plan for Canadian employees was $6,003, $4,921, and $7,094 in 2014, 2013 and 2012, respectively.

The Company also contributes to an external pension fund for certain of its employees who belong to a local union. Annual contributions were $136, $133, and $125 in 2014, 2013, and 2012, respectively.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2014

(dollars in thousands, except per share data or as otherwise indicated)

12. Income Taxes

The income tax provision consisted of the following:

	Year ended September 30,
	2014	2013	2012
Current:
Federal	$25,988	$34,364	$34,070
Foreign	1,383	1,895	860
State	4,473	8,192	8,304
	31,844	44,451	43,234
Deferred:
Federal	2,327	3,855	6,166
Foreign	(648)	(493)	471
State	1,399	1,054	1,063
	3,078	4,416	7,700
	$34,922	$48,867	$50,934

The following table shows the principal reasons for the differences between the effective income tax rate and the statutory federal income tax rate:

	Year ended September 30,
	2014	2013	2012

Federal income taxes at statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	4.24	4.95	4.84
Other	0.10	0.28	0.42
Total	39.34%	40.23%	40.26%

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2014

(dollars in thousands, except per share data or as otherwise indicated)

Deferred income taxes reflect the tax consequences of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax law. These temporary differences are determined according to ASC 740 Income Taxes. Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	September 30,	September 30,
	2014	2013
Deferred tax liabilities:
Excess tax over book depreciation and amortization	$(72,670)	$(68,695)
Other	(527)	(615)
	(73,197)	(69,310)
Deferred tax assets:
Deferred compensation	9,095	8,308
Allowance for doubtful accounts	2,956	3,692
Accrued vacation & other	3,194	4,265
Unrealized loss on financial derivatives	753	1,467
Inventory valuation	7,709	5,166
	23,707	22,898
Net deferred income tax liability	$(49,490)	$(46,412)

Net deferred income tax asset (liability) – Current	$14,610	$14,591
Net deferred income tax asset (liability) – Non-current	$(64,100)	$(61,003)

The Company’s Canadian subsidiary, Beacon Roofing Supply Canada Company (“BRSCC”), is treated as a Controlled Foreign Corporation (“CFC”). Prior to October 1, 2009, BRSCC was treated as a “pass-through” or disregarded entity for United States federal income tax purposes. BRSCC’s taxable income, which reflects all of the Company’s Canadian operations, is being taxed only in Canada and would generally be taxed in the United States only upon an actual or deemed distribution. The Company expects that BRSCC’s earnings will be indefinitely reinvested for the foreseeable future and therefore no United States deferred tax asset or liability for the differences between the book basis and the tax basis of BRSCC has been recorded at September 30, 2014.  Unremitted earnings of $36.5 million were considered permanently reinvested at September 30, 2014. Of this amount, $22.4 million of the unremitted earnings were previously taxed in the United States and the remittance on these earnings would not generate additional United States tax.

As of September 30, 2014, there was $82 of uncertain tax positions which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize any interest and penalties related to income tax matters in income tax expense in the consolidated statements of operations. A reconciliation of the beginning and ending amounts of the gross unrecognized income tax benefits is as follows:

	Year Ended September 30,
	2014	2013
Balance, beginning of year	$364	$164
Current year uncertain tax positions	-	200
Settlements	(282)	-
Balance, end of year	$82	$364

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2014

(dollars in thousands, except per share data or as otherwise indicated)

The Company has operations in 42 states in the United States and six provinces in Canada and is subject to tax audits in each of these jurisdictions and federally in both the United States and Canada. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimate of taxes payable in the accompanying financial statements. Additional taxes are reasonably possible; however, the amounts cannot be estimated at this time. The Company is no longer subject to United States federal tax examinations for fiscal years prior to 2011. For the majority of states, the Company is also no longer subject to tax examinations for fiscal years before 2011. In Canada, the Company is no longer subject to tax examinations for fiscal years prior to 2009. For the Canadian provinces, the Company is no longer subject to tax examinations for fiscal years before 2011.

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

14. Geographic and Product Data

The Company’s geographic and product information was as follows:

	Year Ended September 30,
	2014			2013			2012
			Property			Property			Property
		Income	and		Income	and		Income	and
	Net	before	Equipment,	Net	before	Equipment,	Net	before	Equipment,
	Revenues	taxes	net	Revenues	taxes	net	Revenues	taxes	net
U.S.	$2,146,356	$86,875	$78,609	$2,064,135	$116,853	$58,399	$1,873,584	$122,836	$49,782
Canada	180,549	1,893	9,956	176,588	4,621	9,260	170,074	3,663	7,594
Total	$2,326,905	$88,768	$88,565	$2,240,723	$121,474	$67,659	$2,043,658	$126,499	$57,376

Net revenues from external customers by product group were as follows:

	Year Ended September 30,
	2014	2013	2012
Residential roofing products	$1,108,516	$1,100,508	$1,023,547
Non-residential roofing products	876,032	822,726	757,906
Complementary building products	342,357	317,489	262,205
Total	$2,326,905	$2,240,723	$2,043,658

Prior year revenues by product group are presented in a manner consistent with the current year’s product classifications.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2014

(dollars in thousands, except per share data or as otherwise indicated)

15. Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consisted of the following:

	Balance at
	beginning	Provision		Balance at
Fiscal Year	of year	Additions	Write-offs	end of year
September 30, 2014	$9,832	$2,394	$(3,716)	$8,510
September 30, 2013	$13,464	$369	$(4,001)	$9,832
September 30, 2012	$13,816	$4,619	$(4,971)	$13,464

16. Financial Derivatives

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

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. On March 28, 2013, we entered into an interest rate swap agreement with a notional amount of $213.8 million which expires on March 31, 2017. This agreement swaps the thirty-day LIBOR to a fixed-rate of 1.38%. The instrument has scheduled reductions of the notional amount equal to $2.8 million per quarter, effectively matching the repayment schedule under the Term Loan. As of September 30, 2014, the interest rate swap has a notional amount of $196.9 million.

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

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense, financing costs and other. The table below presents the combined fair values of the interest rate derivative instruments:

		Unrealized Losses
	Location on	September 30,	September 30,	Fair Value
Instrument	Balance Sheet	2014	2013	Hierarchy
Designated interest rate swaps (effective)	Accrued expenses	$2,124	$3,731	Level 2

The fair value of the interest rate hedge was determined through the use of a pricing model, which utilizes verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2014

(dollars in thousands, except per share data or as otherwise indicated)

The table below presents the amounts of gain (loss) on the interest rate derivative instrument recognized in other comprehensive income (OCI):

	2014	2013	2012
Amount of Gain (Loss) Recognized in OCI (net of tax)
Designated interest rate swaps	$972	$1,399	$(3,660)
Non-designated interest rate swaps (reclassified from accumulated OCI)	-	-	2,984

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in interest expense, financing costs and other:

	2014	2013	2012
Amount of Gain (Loss) Recognized in Interest Expense, Financing Costs and Other
Non-designated interest rate swaps	$-	$7	$2,311
Non-designated interest rate swaps (reclassified from accumulated OCI)	-	-	(4,932)
	$-	$7	$(2,621)

17. Subsequent Events

In October 2014, the Company acquired six branches from the following two acquisitions for a combined purchase price of $69.8 million.

•	On October 1, 2014, the Company purchased certain assets of Applicators Sales & Service (“Applicators”), a distributor of residential and commercial roofing products with four locations in Maine and one location in New Hampshire and annual sales of approximately $48 million.

•	On October 15, 2014, the Company purchased certain assets of Wholesale Roofing Supply (“WRS”), a distributor of residential roofing products with a nine-acre facility located in Grand Prairie, Texas and annual sales of approximately $34 million.

The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The Company is in process of finalizing all fair value and purchase accounting adjustments. Results of operations for both Applicators and WRS will be included in the Company’s consolidated financial statements from the date of acquisition.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

1.	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were (1) designed to ensure that material information relating to Beacon Roofing Supply, Inc., including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) designed to be effective, and were effective, in that they provide reasonable assurance of achieving their objectives, including that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of September 30, 2014. In making this assessment, we used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO). Based on our assessment, we believe that, as of September 30, 2014, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

Our Independent Registered Public Accounting Firm has issued a report on the Company’s internal control over financial reporting. This report appears below.

(b)	Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Beacon Roofing Supply, Inc.

We have audited Beacon Roofing Supply, Inc.’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Beacon Roofing Supply, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Beacon Roofing Supply, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beacon Roofing Supply, Inc. as of September 30, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2014 and our report dated November 25, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
McLean, Virginia
November 25, 2014

(c)	Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as September 30, 2014 and 2013

•	Consolidated Statements of Operations for the years ended September 30, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, 2013 and 2012

•	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

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
Date: November 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ROBERT R. BUCK	Chairman	November 25, 2014
Robert R. Buck

/s/ PAUL M. ISABELLA	President and Chief Executive Officer	November 25, 2014
Paul M. Isabella

/s/ JOSEPH M. NOWICKI	Executive Vice President and Chief Financial Officer	November 25, 2014
Joseph M. Nowicki

/s/ JEANINE MONTGOMERY	Chief Accounting Officer	November 25, 2014
Jeanine Montgomery

/s/ RICHARD W. FROST	Director	November 25, 2014
Richard W. Frost

/s/ JAMES J. GAFFNEY	Director	November 25, 2014
James J. Gaffney

/s/ PETER M. GOTSCH	Director	November 25, 2014
Peter M. Gotsch

/s/ NEIL S. NOVICH	Director	November 25, 2014
Neil S. Novich

/s/ STUART A. RANDLE	Director	November 25, 2014
Stuart A. Randle

/s/ WILSON B. SEXTON	Director	November 25, 2014
Wilson B. Sexton

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Beacon Roofing Supply, Inc.	10-K	000-50924	3.1	December 23, 2004

3.2	Amended and Restated By-Laws of Beacon Roofing Supply, Inc.	8-K	000-50924	3.1	September 24, 2014

4.1	Form of Specimen Common Stock Certificate of Beacon Roofing Supply, Inc.	S-1/A	333-116027	4.1	August 19, 2004

10.1	Credit Agreement, dated as of April 5, 2012, among Beacon Sales Acquisition, Inc. and Beacon Roofing Supply Canada Corporation, as borrowers, Beacon Roofing Supply, Inc., as one of the Guarantors, the Lenders party thereto, and Wells Fargo Securities, LLC, as Administrative Agent.	8-K	000-50924	10	April 5, 2012

10.2	Executive Securities Agreement dated as of October 20, 2003 by and between Beacon Roofing Supply, Inc., Robert Buck and Code, Hennessy & Simmons III, L.P.	S-1	333-116027	10.5	May 28, 2004

10.3+	Description of Management Cash Bonus Plan	10-Q	000-50924	10	February 8, 2013

10.4+	Beacon Roofing Supply, Inc. Amended and Restated 2004 Stock Plan	DEF 14A	000-50924	Appendix A	January 7, 2011

10.5+	First Amendment dated as of October 31, 2011 to the Beacon Roofing Supply, Inc. 2004 Stock Plan	10-K	000-50924	10.10	November 29, 2011

10.6+	Beacon Roofing Supply, Inc. 2014 Stock Plan	DEF 14A	000-50924	Appendix A	January 6, 2014

10.7+	Form of Beacon Roofing Supply, Inc. 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors	8-K	000-50924	10.2	February 13, 2014

10.8+	Form of Beacon Roofing Supply, Inc. 2014 Stock Plan Restricted Stock Unit Award Agreement for Employees	8-K	000-50924	10.1	September 23, 2014

10.9+	Form of Beacon Roofing Supply, Inc. 2014 Stock Plan Time-Based Restricted Stock Unit Award Agreement for Employees	8-K	000-50924	10.2	September 23, 2014

10.10+	Form of Beacon Roofing Supply, Inc. 2014 Stock Plan Stock Option Agreement	8-K	000-50924	10.3	September 23, 2014

21*	Subsidiaries of Beacon Roofing Supply, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	101.INS XBRL Instance
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

