Form 10-Q
period 2014-12-31
BEACON ROOFING SUPPLY INC
filed 2015-02-06
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

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

As of February 2, 2015, 49,491,621 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Quarter Ended December 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2014	September 30, 2014	December 31, 2013
	(unaudited)	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,337	$54,472	$56,399
Accounts receivable, less allowance of $8,138, $8,510 and $9,009 at December 31, 2014, September 30, 2014 and December 31, 2013, respectively	269,383	360,802	243,752
Inventories, net	314,670	301,626	308,660
Prepaid expenses and other current assets	76,975	66,828	96,730
Deferred income taxes	14,629	14,610	14,380
Total current assets	698,994	798,338	719,921

Property and equipment, net	88,303	88,565	68,321
Goodwill	489,325	466,206	468,032
Other assets, net	110,345	80,787	92,469

TOTAL ASSETS	$1,386,967	$1,433,896	$1,348,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$163,367	$220,834	$213,557
Accrued expenses	72,738	80,285	73,324
Borrowings under revolver lines of credit	23,289	18,514	—
Current portion of long-term obligations	16,689	16,602	15,440
Total current liabilities	276,083	336,235	302,321

Senior notes payable, net of current portion	182,813	185,625	194,063
Deferred income taxes	64,165	64,100	61,108
Long-term obligations under equipment financing and other, net of current portion	34,112	30,835	18,582
Total liabilities	557,173	616,795	576,074

Commitments and contingencies

Stockholders’ equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 49,476,380 issued and outstanding at December 31, 2014; 49,392,774 issued and outstanding at September 30, 2014; and 49,170,510 issued and outstanding at December 31, 2013	494	493	491
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	331,068	328,059	318,473
Retained earnings	508,035	495,128	456,239
Accumulated other comprehensive income (loss)	(9,803)	(6,579)	(2,534)
Total stockholders’ equity	829,794	817,101	772,669

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,386,967	$1,433,896	$1,348,743

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(unaudited; in thousands, except share and per share amounts)

	Three Months Ended December 31,
	2014	2013
Net sales	$596,042	$552,129
Cost of products sold	458,477	425,224
Gross profit	137,565	126,905
Operating expenses	113,745	99,818
Income from operations	23,820	27,087
Interest expense, financing costs and other	2,655	2,665
Income before provision for income taxes	21,165	24,422
Provision for income taxes	8,258	9,465
Net income	$12,907	$14,957

Net income per share:
Basic	$0.26	$0.31
Diluted	$0.26	$0.30

Weighted average shares used in computing net income per share:
Basic	49,428,842	48,984,767
Diluted	50,012,881	49,884,611

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(unaudited; in thousands)

	Three Months Ended December 31,
	2014	2013
Net income	$12,907	$14,957
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,189)	(2,474)
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	(35)	316
Total other comprehensive income (loss), net of tax	(3,224)	(2,158)
Comprehensive income	$9,683	12,799

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Three Months Ended December 31,
	2014	2013
Operating activities
Net income	$12,907	$14,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,257	8,140
Stock-based compensation	2,348	2,532
Certain interest expense and other financing costs	271	272
Gain on sale of fixed assets	(126)	(374)
Deferred income taxes	47	156
Adjustment of liability for contingent consideration and other	(64)	(3)
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	99,643	85,006
Inventories	(861)	(57,967)
Prepaid expenses and other assets	(1,369)	(35,511)
Accounts payable and accrued expenses	(80,864)	36,942
Net cash provided by operating activities	40,189	54,150

Investing activities
Purchases of property and equipment	(3,138)	(5,390)
Acquisition of businesses	(69,746)	—
Proceeds from sales of assets	115	268
Net cash used in investing activities	(72,769)	(5,122)

Financing activities
Borrowings under revolving lines of credit, net of repayments	5,067	(47,398)
Borrowings under equipment financing facilities and other	—	7,614
Repayments under equipment financing facilities and other	(1,412)	(1,415)
Repayments under senior term loan	(2,812)	(2,812)
Proceeds from exercise of options	662	3,961
Excess tax benefit from stock-based compensation	53	192
Net cash (used in) provided by financing activities	1,558	(39,858)
Effect of exchange rate changes on cash	(113)	202
Net increase (decrease) in cash and cash equivalents	(31,135)	9,372
Cash and cash equivalents, beginning of year	54,472	47,027
Cash and cash equivalents, end of period	$23,337	$56,399

Supplemental cash flow information
Cash paid during the year for:
Interest	$2,624	$2,164
Income taxes, net of refunds	$8,144	$3,388

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited; dollars in thousands, except share and per share amounts)

1.	Basis of Presentation

Beacon Roofing Supply, Inc. (the “Company”) prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. The balance sheet as of December 31, 2013 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (first quarter) ended December 31, 2014 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2015 (fiscal year 2015 or “2015”).

The Company’s inventories are primarily comprised of finished goods valued at the lower of cost or market (net realizable value). Cost is determined using the moving weighted-average cost method.

The three-month periods ended December 31, 2014 and December 31, 2013 each had 62 business days.

These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the Company’s fiscal year 2014 (“2014”) Annual Report on Form 10-K for the year ended September 30, 2014, collectively referred to as the “2014 Annual Report.”

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

The following table presents the basic and diluted weighted average shares outstanding for each period presented:

	Three Months Ended December 31,
	2014	2013
Weighted average common shares outstanding	49,428,842	48,984,767
Effect of dilutive securities:
Stock option awards	476,941	701,518
Restricted stock awards	107,098	198,326
Shares for diluted earnings per share	50,012,881	49,884,611

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited; dollars in thousands, except share and per share amounts)

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.

	Three Months Ended December 31,
	2014	2013
Stock options awards	1,394,330	1,021,267
Restricted stock awards	266,497	—

3.	Comprehensive Income and Capital Structure

The following table presents the activity included in stockholders’ equity during the three months ended December 31, 2014:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2014	$493	$328,059	$495,128	$(6,579)	$817,101
Issuance of common stock	1	661	—	—	662
Stock-based compensation	—	2,348	—	—	2,348
Net income	—	—	12,907	—	12,907
Other comprehensive loss	—	—	—	(3,224)	(3,224)
Balance at December 31, 2014	$494	$331,068	$508,035	$(9,803)	$829,794

Accumulated other comprehensive income (loss) consists of adjustments related to the translation of foreign currencies and fair value adjustments associated with cash flow hedges. The following table presents the changes in accumulated other comprehensive income (loss), by component, during the three months ended December 31, 2014:

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2014	$(5,290)	$(1,289)	$(6,579)
Other comprehensive income (loss) recognized in accumulated other comprehensive income	(3,189)	(35)	(3,224)
Balance at December 31, 2014	$(8,479)	$(1,324)	$(9,803)

There were no reclassifications out of accumulated other comprehensive income (loss) during the three months ended December 31, 2014.

4.	Stock-Based Compensation

On February 12, 2014, the shareholders of the Company approved the Beacon Roofing Supply, Inc. 2014 Stock Plan (the “2014 Plan”). The 2014 Plan provides for discretionary awards of stock options, stock, stock units and stock appreciation rights (“SARs”) for up to 5,100,000 shares of common stock to selected employees and non-employee directors. As of December 31, 2014, there were 3,456,757 shares of common stock available for awards under the 2014 Plan, subject to increase for shares that are forfeited or expire, or are used for tax withholding on stock awards and stock unit awards under the 2004 Plan (defined below) and the 2014 Plan.

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

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited; dollars in thousands, except share and per share amounts)

For all equity awards granted prior to October 1, 2014, in the event of a change in control of the Company, all awards are immediately vested. Beginning in fiscal 2015, equity awards contain a “double trigger” change in control mechanism. Unless an award is continued or assumed by a public company in an equitable manner, an award shall become fully vested immediately prior to a change in control (at 100% in the case of a performance-based restricted stock award). If an award is so continued or assumed, vesting will continue in accordance with the terms of the award, unless there is a qualifying termination within one-year following the change in control, in which event the award shall become fully vested immediately (at 100% in the case of a performance-based restricted stock award).

Stock options

Non-qualified options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in one-third increments over a three-year period following the grant dates. During the three months ended December 31, 2014 and 2013, the Company recorded stock-based compensation expense related to stock option awards of $1.6 million and $1.5 million, respectively. As of December 31, 2014, there was $10.1 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.01 years.

The following table illustrates the assumptions used in the Black-Scholes pricing model for options granted during the three months ended December 31, 2014:

2014
Risk-free interest rate	1.83%
Expected volatility	31.69%
Expected life in years	5.58
Expected dividend yield	0.00%

Expected lives of the options granted are based primarily on historical activity, while expected volatilities are based on historical volatilities of the Company’s stock and consideration of public companies’ stock. Estimated forfeiture rates vary by grant and range up to 8.86% as of December 31, 2014.

Information regarding the Company’s stock options is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in years)	(in millions)
Outstanding at September 30, 2014	2,364,211	$22.98
Granted	482,479	$28.58
Exercised	(36,384)	$16.73
Canceled	(23,308)	$33.65
Outstanding at December 31, 2014	2,786,998	$23.96	6.8	$15.8
Vested or Expected to Vest at December 31, 2014	2,673,382	$23.70	6.7	$15.8
Exercisable at December 31, 2014	1,860,028	$20.38	5.6	$15.7

Restricted stock awards

During the three months ended December 31, 2014 and 2013, the Company recorded stock-based compensation expense related to restricted stock awards of $0.7 million and $1.0 million, respectively. As of December 31, 2014, there was $8.3 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 3.07 years.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited; dollars in thousands, except share and per share amounts)

The total fair values of the restricted stock awards were determined based upon the number of shares or units and the closing prices of the Company’s common stock on the dates of the grants. The restricted stock awards granted to management are subject to continued employment, except under certain conditions, and will vest if the Company attains a targeted rate of return on invested capital at the end of a three-year period. The actual number of shares or units that will vest can range from 0% to 125% of the management grants depending upon actual Company performance below or above the target level and the Company estimates that performance in determining the projected number of shares or units that will vest and the related compensation cost. The restricted stock awards granted to non-employee directors are also subject to continued service, vest at the end of one year (except under certain conditions) and the underlying common shares will not be distributed until six months after the director separates from the Company. Beginning in 2014, the six month period was eliminated and shares will be delivered within ten days after termination of service on the board. In November 2014 and 2013, the Company also issued restricted stock awards that are subject to continued employment and will vest over three to five years.

Information regarding the Company’s restricted shares and units is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Grant	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in years)	(in millions)
Outstanding at September 30, 2014	482,076	$31.28
Granted	150,579	$28.17
Lapse of restrictions/conversions	(67,953)	$19.88
Canceled	(20,295)	$19.88
Outstanding at December 31, 2014	544,407	$32.27	2.4	$15.1
Vested or Expected to Vest at December 31, 2014	370,675	$31.78	2.9	$10.3

5.	Acquisitions

In October 2014, the Company acquired six branches from the following two acquisitions:

•	On October 1, 2014, the Company purchased certain assets of Applicators Sales & Service (“Applicators”), a distributor of residential roofing, siding, windows and related accessories with four locations in Maine and one location in New Hampshire and annual sales of approximately $48 million.

•	On October 15, 2014, the Company purchased certain assets of Wholesale Roofing Supply (“WRS”), a distributor of residential roofing products with a nine-acre facility located in Grand Prairie, Texas and annual sales of approximately $34 million.

The Company preliminarily recorded the acquired assets and liabilities at their estimated fair values at the acquisition date, with resulting goodwill of $24.2 million (which is not deductible for tax purposes) and $28.8 million in intangible assets associated with these acquisitions.

As of December 31, 2014, we maintain $9.8 million in escrow for purchase price adjustments and post-closing indemnification claims related to prior acquisitions, with $1.9 million included in other current assets and accrued expenses and $7.9 million included in other long-term assets and liabilities. These amounts will be settled based upon terms of the contractual purchase agreement.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited; dollars in thousands, except share and per share amounts)

6.	Financing Arrangements

Financing arrangements consisted of the following:

	December 31, 2014	September 30, 2014	December 31, 2013
Senior Secured Credit Facility
Revolving Lines of Credit:
Canadian revolver-expires March 31, 2017 (4.00% at December 31, 2014 and September 30, 2014)	$8,189	$10,714	$—
U.S. Revolver-expires March 31, 2017 (4.25% at December 31, 2014 and September 30, 2014)	15,100	7,800	—
Term Loan:
Term Loan-matures March 31, 2017 (2.17% at December 31, 2014, 2.15% on September 30, 2014 and 1.92% at December 31, 2013)	194,063	196,875	205,313
Total borrowings under Senior Secured Credit Facility	217,352	215,389	205,313
Less: current portion	(34,539)	(29,764)	(11,250)
Total long-term portion of borrowings under Senior Secured Credit Facility	$182,813	$185,625	$194,063

Equipment Financing Facilities
Borrowings under various equipment financing facilities-various maturities from November 2015 through December 2020 (various fixed interest rates ranging from 2.33% to 4.49% at December 31, 2014; 2.33% to 4.60% at September 30, 2014; and 2.33% to 6.75% at December 31, 2013)	$29,629	$30,966	$17,031
Less: current portion	(5,439)	(5,352)	(4,190)
Total long-term portion of borrowings under equipment financing facilities	$24,190	$25,614	$12,841

7.	Financial Instruments

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

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. On March 28, 2013, we entered into an interest rate swap agreement with a notional amount of $213.8 million which expires on March 31, 2017. This agreement swaps the thirty-day LIBOR to a fixed-rate of 1.38%. The instrument has scheduled reductions of the notional amount equal to $2.8 million per quarter, effectively matching the repayment schedule under the Term Loan. As of December 31, 2014, the interest rate swap has a notional amount of $194.1 million.

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

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited; dollars in thousands, except share and per share amounts)

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense. The table below presents the combined fair values of the interest rate derivative instruments:

Instrument	Balance Sheet Location	December 31, 2014	September 30, 2014	December 31, 2013	Fair Value Hierarchy
Designated interest rate swaps (effective)	Accrued expenses	$2,164	$2,124	$3,209	Level 2
		$2,164	$2,124	$3,209

The fair values of the interest rate hedges were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (OCI):

	Three Months Ended December 31,
	2014	2013
Amount of gain (loss) recognized in OCI (net of tax)
Designated interest rate swaps	$(35)	$316

During the three months ended December 31, 2014 and 2013, there were no amounts related to non-designated interest rate derivative instruments which were recognized in interest expense, financing costs and other.

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

Foreign (Canadian) net revenue totaled $45.6 million and $41.7 million in the three months ended December 31, 2014 and 2013, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2014 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2015” refer to the three months (first quarter) ended December 31, 2014 of our fiscal year ending September 30, 2015, and all references to “2014” refer to the three months (first quarter) ended December 31, 2013 of our fiscal year ended September 30, 2014. Certain tabular information may not foot due to rounding and certain reclassifications are made to prior year sales by product line to conform to the current year presentation.

Overview

We are one of the largest distributors of residential and non-residential roofing materials in the United States and Canada. We also distribute other complementary building products, including siding, windows, specialty lumber products, and waterproofing systems for residential and non-residential building exteriors. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of contractors and, to a lesser extent, general contractors, retailers, and building materials suppliers.

As of December 31, 2014, we operated 268 branches throughout the United States and Canada. We stock one of the most extensive assortments of high-quality, branded products in the industry with approximately 11,000 SKUs available in inventory, enabling us to deliver products to our customer on a timely basis. In fiscal year 2014, approximately 92% of our net sales were in the United States.

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

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. Our main acquisition strategy is to target market leaders in geographic areas that we do not service or that complement our existing operations in an area. The following transactions highlight our recent success delivering on our growth strategy:

•	We have continued to focus on organic greenfield growth with the opening of 26 new branches in 2014, 10 new branches in 2013 and four new branches in 2012. These 40 new branch locations in the past three years have allowed us to strategically penetrate deeper into many of our existing markets and enter into new markets. Although these new greenfield locations impact our operating cost structure in the near-term, we believe that our greenfields are strategically located within markets with strong dynamics and opportunity to quickly establish our presence and gain local market share.

•	We have continued to focus on growth through acquisitions in October 2014 with the strategic acquisitions of Applicators Sales & Service and Wholesale Roofing Supply.

Applicators Sales & Service is a distributor of residential roofing, siding, windows and related accessories with four locations in Maine and one location in New Hampshire. This acquisition complemented an existing market in which we previously had operations, allowing us to capture more of the localized market share. In addition, Applicators provides us with a high mix of complementary products.

Wholesale Roofing Supply is a distributor of residential roofing products and related accessories with a nine-acre facility located in Grand Prairie, Texas. This acquisition complemented an existing market in which we previously had operations, allowing us to capture more of the localized market share.

•	In August 2014, we acquired All Weather Products, a distributor of residential and commercial roofing products and related accessories, with three locations in the western province of British Columbia, Canada. This acquisition complemented an existing market in which we previously had operations, allowing us capture more of the localized market share.

Results of Operations

The following discussion compares our results of operations for the three months ended December 31, 2014 and 2013.

The following table presents, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods presented. Percentages may not foot due to rounding.

	Three Months Ended December 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of products sold	76.9	77.0
Gross profit	23.1	23.0
Operating expenses	19.1	18.1
Income from operations	4.0	4.9
Interest expense, financing costs and other	(0.4)	(0.5)
Income before income taxes	3.6	4.4
Income tax expense	(1.4)	(1.7)
Net income	2.2%	2.7%

In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth, we include growth from existing and newly opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. When we refer to regions, we are referring to our geographic regions. At December 31, 2014, we had a total of 268 branches in operation. Our existing market calculations include 260 branches and exclude eight branches because they were acquired after the start of last year. Acquired markets for 2015 include activity from branches acquired under the All Weather Products, Applicators Sales & Service and Wholesale Roofing Supply acquisitions (See Note 5 to the Condensed Consolidated Financial Statements). When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

Three Months Ended December 31, 2014 (“2015”) Compared to the Three Months Ended December 31, 2013 (“2014”)

The following table presents a summary of our results of operations for 2015 and 2014, broken down by existing markets and acquired markets.

	Existing Markets December 31,		Acquired Markets December 31,		Consolidated December 31,
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Net Sales	$576,386	$552,129	$19,656	$—	$596,042	$552,129

Gross Profit	132,304	126,905	5,261	—	137,565	126,905
Gross Margin	23.0%	23.0%	26.8%	—%	23.1%	23.0%

Operating Expenses(1)	108,496	99,818	5,249	—	113,745	99,818
Operating Expenses, as a % of Net Sales	18.8%	18.1%	26.7%	—%	19.1%	18.1%

Operating Income (Loss)	$23,807	$27,087	$13	$—	$23,820	$27,087
Operating Margin	4.1%	4.9%	0.1%	—%	4.0%	4.9%

(1)	In 2015 and 2014, we recorded amortization expense for our acquired markets related to intangible assets recorded under purchase accounting of $0.6 million and $0, respectively.

Net Sales

Consolidated net sales increased $43.9 million, or nearly 8.0%, to $596.0 million in 2015 from $552.1 million in 2014. Existing market sales increased $24.3 million, or 4.4%. Net sales within our acquired markets were $19.7 million in 2015 due to the sales impact from the acquisitions during the three months ended December 31, 2014 and the acquisition during the fourth quarter of our 2014 fiscal year. There were 62 business days during both of the first quarters of 2015 and 2014. We believe our 2015 existing market sales were influenced primarily by the following factors:

•	Increased demand in our residential and complementary products groups; and

•	26 new greenfield branches opened in fiscal 2014;

partially offset by:

•	lower direct sales activity; and

•	lower residential roofing average selling prices.

We believe some of the comparisons to last year above were also influenced by the milder and more favorable weather during the quarter ended December 31, 2014 in comparison to last year when we experienced an earlier onset of severe winter weather and colder temperatures in most of our markets, which slowed roofing activity and adversely impacted demand for our products.

In 2015, we acquired six branches (See Note 5 to the Condensed Consolidated Financial Statements) and closed two branches. In 2015, we have estimated the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices declined nearly 2.0% in 2015 compared to 2014, driven primarily by declines in residential selling prices which were down 3.8% year over year. Commercial (non-residential) and complementary selling prices remained relatively flat (less than 1% movement). During the same period, net product costs for complementary products remained relatively flat, while residential and commercial net product costs were down approximately 2.5% and 1.5%, respectively, year over year. During 2015, we experienced a decline in the gross margins within our residential product group due to reduction in our net product costs which was less than the impact from the decrease in our average selling prices. Although gross margins within the residential product group declined during the period as noted, overall gross margins in 2015 improved slightly from prior year due to a favorable shift in sales mix to higher-margin residential and complementary products.

Existing markets net sales by geographical region increased (decreased) as follows: Northeast 12.1%; Mid-Atlantic 5.1%; Southeast (3.3%); Southwest (8.2%); Midwest 14.0%; West (3.0%); and Canada 7.0%. These variations were primarily caused by short-term factors such as local market conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

	December 31, 2014		December 31, 2013
(dollars in thousands)	Sales	Mix	Sales	Mix	Change
Residential roofing products	$269,850	46.8%	$251,523	45.5%	$18,327	7.3%
Non-residential roofing products	217,481	37.7%	218,044	39.5%	(563)	(0.3)
Complementary building products	89,055	15.5%	82,562	15.0%	6,493	7.9
Total existing market sales	$576,386	100.0%	$552,129	100.0%	$24,257	4.4%

For 2015, our acquired markets recognized sales of $9.8 million, $1.0 million and $8.8 million in residential roofing products, non-residential roofing products and complementary building products, respectively. Due to the timing of our acquisitions in 2014, there was no acquired market activity for the prior year comparative period. The 2015 existing market sales of $576.4 million, plus the sales from acquired markets of $19.6 million, agrees to our reported total 2015 sales of $596.0 million. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit for consolidated and existing markets were as follows:

(dollars in thousands)	December 31, 2014	December 31, 2013	Change
Gross profit	$137,565	$126,905	$10,660		8.4%
Existing markets	132,304	126,905	5,399		4.3%

Gross margin	23.1%	23.0%		0.1%
Existing markets	23.0%	23.0%		—%

Our existing market gross profit increased $5.4 million, or 4.3% in 2015, while gross profit within our acquired markets was $5.3 million in 2015. Our overall gross margins improved slightly to 23.1% in 2015, due to a favorable shift in sales mix to residential and complementary product sales, which was able to offset the year over year decline in residential selling prices. Gross margins within our existing markets for 2015 remained unchanged at 23.0%.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expenses) compared to our warehouse sales, represented 14.7% and 18.4% of our net sales in 2015 and 2014, respectively. We believe variations in direct sales activity to be primarily caused by short-term factors such as local market conditions, weather conditions and storm activity. None of these variations were driven by material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expense

Operating expense for consolidated and existing markets were as follows:

(dollars in thousands)	December 31, 2014	December 31, 2013	Change
Operating expenses	$113,745	$99,818	$13,927		14.0%
Existing markets	108,496	99,818	8,678		8.7%

Operating expenses as a % of sales	19.1%	18.1%		1.0%
Existing markets	18.8%	18.1%		0.7%

Operating expense in our existing market increased by $8.7 million, or 8.7% in 2015, to $108.5 million, as compared to $99.8 million in 2014, while operating expense within our acquired markets was $5.2 million in 2015. The following factors were the leading causes of the increased operating expense in our existing markets:

•	as part of our growth strategy, we opened 26 greenfield locations during fiscal 2014 that drove incremental operating expense of $5.7 million over the prior year;

•	incremental sales and distribution activity drove increased warehouse and selling expenses of $2.1 million; and

•	increased general and administrative infrastructure expenses of $1.9 million to support our growth.

During the first quarters of 2015 and 2014, we recorded $3.0 million and $3.6 million, respectively, of expense within our existing markets related to the amortization of intangible assets recorded under purchase accounting. Our existing markets operating expense, as a percentage of the related net sales in 2015 was 18.8%, compared to 18.l% in 2014.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other was $2.7 million in both 2015 and 2014. We use derivative financial instruments to manage our exposure related to fluctuating cash flows from changes in interest rates. The impact of our interest rate derivative was to increase our interest expense, financing costs and other by $0.6 million in both 2015 and 2014.

Income Taxes

Income tax expense was $8.3 million in 2015, compared to $9.5 million in 2014. The decrease was due to a reduction in our pre-tax income of $3.3 million in 2015, compared to 2014, while the effective tax rate remained similar to prior year at 39.0% in 2015, compared to 38.8% in 2014. We currently expect our annual tax rate for fiscal 2015 to be approximately 39%.

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

Certain Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for fiscal year 2015 (ending September 30, 2015) and fiscal year 2014 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends. Totals may not total due to rounding.

	Fiscal 2015	Fiscal 2014
	Qtr 1	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(unaudited; dollars in millions, except per share data)
Net sales	$596.0	$552.1	$384.9	$663.4	$726.5
Gross profit	137.6	126.9	86.8	150.8	163.3
Income from operations	23.8	27.1	(17.2)	45.8	43.2
Net income	$12.9	$15.0	$(12.1)	$26.8	$24.1

Earnings per share – basic	$0.26	$0.31	$(0.25)	$0.54	$0.49
Earnings per share - fully diluted	$0.26	$0.30	$(0.25)	$0.54	$0.48

Quarterly sales as % of full year's sales		23.7%	16.6%	28.5%	31.2%
Quarterly gross profit as % of full year's gross profit		24.0%	16.5%	28.6%	30.9%
Quarterly income from operations as % of full year's income from operations		27.4%	(17.4)%	46.3%	43.7%

Liquidity and Capital Resources

We had cash and cash equivalents of $23.3 million at December 31, 2014 compared to $54.5 million at September 30, 2014. Our net working capital was $422.9 million at December 31, 2014 compared to $462.1 million at September 30, 2014.

2015 Compared to 2014

Our net cash provided by operating activities was $40.2 million in 2015, compared to $54.2 million in 2014. Cash from operations decreased $14.0 million due to the decline in net income of $2.1 million and an increase of cash used of $11.9 million related to changes in working capital.

Net cash used in investing activities was $72.8 million in 2015, compared to $5.1 million used in 2014. During the first quarter of 2015, we spent $69.7 million on acquisitions. Capital expenditures were $3.1 million in 2015, compared to $5.4 million in 2014. We currently expect fiscal year 2015 capital expenditures to total between 1.0% to 1.2% of net sales, mostly dependent upon our sales volume and the impact of new branch openings.

Net cash provided by financing activities was $1.6 million in 2015, compared to a cash use of $39.9 million in 2014. The net increase of $41.4 million was primarily due to an increase in net borrowings of $52.5 million under the revolving lines of credit and net pay downs of $7.6 million under our equipment financing facilities. Proceeds from stock option exercises decreased by $3.3 million in 2015, compared to 2014.

Capital Resources

Our principal source of liquidity at December 31, 2014 was our cash and cash equivalents of $23.3 million and our available borrowings of $306.5 million under our revolving lines of credit, which took into account all of the debt covenants under the Credit Facility (see below), including the maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets were classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months.

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

Senior Secured Credit Facility

On April 5, 2012, we entered into a five-year senior secured credit facility that includes a $550 million United States credit facility (individually, the “U.S. Credit Facility”) and a C$15 million ($14.1 million) Canadian credit facility (individually, the “Canadian Revolver”) with Wells Fargo Bank, National Association, and a syndicate of other lenders (combined, the “Senior Secured Credit Facility”). The $550 million U.S. Credit Facility consists of a revolving credit facility of $325 million (individually, the “U.S. Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $225 million term loan (individually, the “Term Loan”). The Term Loan has required amortization of 5% per year that is payable in quarterly installments, with the balance due on March 31, 2017. The Company may increase the Credit Facility by up to $200 million under certain conditions. There was $15.1 million, C$9.5 million ($8.2 million) and $194.1 million outstanding under the U.S. Revolver, Canadian Revolver and Term Loan, respectively, at December 31, 2014. There were $8.1 million of outstanding standby letters of credit at December 31, 2014.

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

As of December 31, 2014, outstanding borrowings under the U.S. Revolver carried an interest rate equal to the United States Prime rate, plus 1.00% (4.25% at December 31, 2014), while outstanding borrowings under the Canadian Revolver carried an interest rate equal to the Canadian Prime rate, plus 1.00% (4.00% at December 31, 2014). Borrowings under the Term Loan carried an interest rate equal to the LIBOR rate, plus 2.00% (2.17% at December 31, 2014).

Financial covenants under the Senior Secured Credit Facility are as follows:

Maximum Consolidated Total Leverage Ratio

On the last day of each fiscal quarter, the Company’s Consolidated Total Leverage Ratio (the ratio of outstanding debt to trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation), as more fully defined in the Credit Facility, must not be greater than 3.50:1, or 4.00:1 under a one-time request by the Company subsequent to an acquisition that meets the requirements under the Credit Facility. At December 31, 2014, this ratio was 1.96:1.

Minimum Consolidated Interest Coverage Ratio

On the last day of each fiscal quarter, the Company’s Consolidated Interest Coverage Ratio (the ratio of trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation to cash interest expense for the same period), as more fully defined in the Credit Facility, must not be less than 3.00:1. At December 31, 2014, this ratio was 13.96:1.

As of December 31, 2014, we were in compliance with these covenants.

Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries secure obligations under the Credit Facility.

Equipment Financing Facilities

As of December 31, 2014, there was a total of $29.6 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 4.49% and payments due through September 2021. The Company’s prior equipment financing facility matured on October 1, 2014.

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

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2014 Annual Report on Form 10-K have not changed materially for the first quarter of fiscal 2015.

Item 4.    Controls and Procedures

As of December 31, 2014, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")). Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10+*	Description of Executive Officer Cash Bonus Plan

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1*	Certification pursuant to 18 U.S.C. Section 1350

101*	101.INS XBRL Instance
101.SCH XBRL Taxonomy Extension Schema
101.CAL XBRL Taxonomy Extension Calculation
101.LAB XBRL Taxonomy Extension Labels
101.PRE XBRL Taxonomy Extension Presentation
101.DEF XBRL Taxonomy Extension Definition

+ Management contract or compensatory plan/arrangement

* Filed herewith

Pursuant to Rule 405 of Regulation S-T, we have attached the following interactive data files formatted in Extensible Business Reporting Language (XBRL) as Exhibit 101 to this Quarterly Report on Form 10-Q: (i) the Consolidated Balance Sheets at December 31, 2014; September 30, 2014; and December 31, 2013, (ii) the Consolidated Statements of Earnings for the three months ended December 31, 2014, and December 31, 2013, (iii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2014, and December 31, 2013, (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2014, and December 31, 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

	BY:	/s/ JOSEPH M. NOWICKI
Joseph M. Nowicki
Executive Vice President & Chief Financial Officer

Date: February 6, 2015

