Form 10-Q
period 2015-06-30
BEACON ROOFING SUPPLY INC
filed 2015-08-06
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of July 31, 2015, 49,713,966 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Quarter Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2015	September 30, 2014	June 30, 2014
	(unaudited)	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,594	$54,472	$26,405
Accounts receivable, less allowance of $8,352, $8,510 and $8,458 at June 30, 2015, September 30, 2014 and June 30, 2014, respectively	389,499	360,802	352,554
Inventories, net	386,812	301,626	399,619
Prepaid expenses and other current assets	99,505	66,828	72,048
Deferred income taxes	—	14,610	14,376
Total current assets	893,410	798,338	865,002

Property and equipment, net	88,868	88,565	81,433
Goodwill	498,499	466,206	467,916
Intangible assets, net	91,419	72,266	77,747
Other assets, net	3,143	8,521	7,094

TOTAL ASSETS	$1,575,339	$1,433,896	$1,499,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$257,656	$220,834	$227,630
Accrued expenses	105,756	80,285	102,539
Borrowings under revolver lines of credit	74,110	18,514	88,331
Current portion of long-term obligations	16,474	16,602	15,466
Total current liabilities	453,996	336,235	433,966

Senior term loan, net of current portion	177,188	185,625	188,438
Deferred income taxes	68,099	64,100	60,024
Long-term obligations under equipment financing and other, net of current portion	23,602	30,835	23,152
Total liabilities	722,885	616,795	705,580

Commitments and contingencies

Stockholders’ equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 49,697,834 issued and outstanding at June 30, 2015; 49,392,774 issued and outstanding at September 30, 2014; and 49,334,088 issued and outstanding at June 30, 2014	496	493	493
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	340,468	328,059	325,086
Retained earnings	526,598	495,128	470,921
Accumulated other comprehensive loss	(15,108)	(6,579)	(2,888)
Total stockholders’ equity	852,454	817,101	793,612

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,575,339	$1,433,896	$1,499,192

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net sales	$718,214	$663,397	$1,727,440	$1,600,411
Cost of products sold	548,778	512,584	1,323,666	1,235,901
Gross profit	169,436	150,813	403,774	364,510
Operating expenses	121,445	105,004	345,852	308,826
Income from operations	47,991	45,809	57,922	55,684
Interest expense, financing costs and other	2,494	2,510	7,988	7,707
Income before provision for income taxes	45,497	43,299	49,934	47,977
Provision for income taxes	17,148	16,500	18,464	18,338
Net income	$28,349	$26,799	$31,470	$29,639

Net income per share:
Basic	$0.57	$0.54	$0.64	$0.60
Diluted	$0.56	$0.54	$0.63	$0.59

Weighted average shares used in computing net income per share:
Basic	49,638,251	49,315,892	49,526,436	49,185,893
Diluted	50,199,126	50,027,240	50,089,987	49,946,381

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(unaudited; in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net income	$28,349	$26,799	$31,470	$29,639
Other comprehensive income (loss):
Foreign currency translation adjustment	944	3,096	(8,413)	(2,832)
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	182	(222)	(116)	320
Total other comprehensive income (loss), net of tax	1,126	2,874	(8,529)	(2,512)
Comprehensive income	$29,475	$29,673	$22,941	$27,127

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Nine Months Ended June 30,
	2015	2014
Operating activities
Net income	$31,470	$29,639
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,920	22,609
Stock-based compensation	7,305	5,239
Certain interest expense and other financing costs	814	816
Gain on sale of fixed assets	(609)	(660)
Deferred income taxes	(589)	793
Adjustment of liability for contingent consideration and other	286	177
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(20,581)	(23,789)
Inventories	(73,717)	(148,384)
Prepaid expenses and other assets	(7,168)	(12,697)
Accounts payable and accrued expenses	48,091	79,475
Net cash provided by (used in) operating activities	11,222	(46,782)

Investing activities
Purchases of property and equipment	(13,787)	(26,090)
Acquisition of businesses	(85,301)	—
Proceeds from sales of assets	804	760
Net cash used in investing activities	(98,284)	(25,330)

Financing activities
Borrowings under revolving lines of credit, net of repayments	56,778	40,647
Borrowings/(Repayments) under equipment financing facilities and other	(4,114)	11,450
Repayments under senior term loan	(8,438)	(8,437)
Proceeds from exercise of options	5,107	6,890
Excess tax benefit from stock-based compensation	1,245	949
Net cash provided by financing activities	50,578	51,499
Effect of exchange rate changes on cash	(394)	(9)
Net decrease in cash and cash equivalents	(36,878)	(20,622)
Cash and cash equivalents, beginning of year	54,472	47,027
Cash and cash equivalents, end of period	$17,594	$26,405

Supplemental cash flow information
Cash paid during the year for:
Interest	$6,847	$6,849
Income taxes, net of refunds	$21,295	$21,715

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited; dollars in thousands, except share and per share amounts)

1.	Basis of Presentation

Beacon Roofing Supply, Inc. (the “Company”) prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. The balance sheet as of June 30, 2014 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (third quarter) ended June 30, 2015 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2015 (fiscal year 2015 or “2015”).

The Company’s inventories are primarily comprised of finished goods valued at the lower of cost or market (net realizable value). Cost is determined using the moving weighted-average cost method.

The nine-month periods ended June 30, 2015 and June 30, 2014 each had 189 business days, while the three-month periods ended June 30, 2015 and June 30, 2014 each had 64 business days.

These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the Company’s fiscal year 2014 (“2014”) Annual Report on Form 10-K for the year ended September 30, 2014, collectively referred to as the “2014 Annual Report”.

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

The following table presents the basic and diluted weighted average shares outstanding for each period presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Weighted average common shares outstanding	49,638,251	49,315,892	49,526,436	49,185,893
Effect of dilutive securities:
Stock option awards	475,064	597,218	473,177	636,700
Restricted stock awards	85,811	114,130	90,374	123,788
Shares for diluted earnings per share	50,199,126	50,027,240	50,089,987	49,946,381

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Stock options awards	1,328,452	926,693	1,335,952	925,729
Restricted stock awards	—	197,700	2,206	176,700

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited; dollars in thousands, except share and per share amounts)

3.	Comprehensive Income and Capital Structure

The following table presents the activity included in stockholders’ equity during the nine months ended June 30, 2015:

	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2014	$493	$328,059	$495,128	$(6,579)	$817,101
Issuance of common stock	3	5,104	—	—	5,107
Stock-based compensation	—	7,305	—	—	7,305
Net income	—	—	31,470	—	31,470
Other comprehensive loss	—	—	—	(8,529)	(8,529)
Balance at June 30, 2015	$496	$340,468	$526,598	$(15,108)	$852,454

Accumulated other comprehensive income (loss) consists of adjustments related to the translation of foreign currencies and fair value adjustments associated with cash flow hedges. The following table presents the changes in accumulated other comprehensive income (loss), by component, during the nine months ended June 30, 2015:

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2014	$(5,290)	$(1,289)	$(6,579)
Other comprehensive income (loss) recognized in accumulated other comprehensive income (loss)	(8,413)	(116)	(8,529)
Balance at June 30, 2015	$(13,703)	$(1,405)	$(15,108)

There were no reclassifications out of accumulated other comprehensive income (loss) during the nine months ended June 30, 2015.

4.	Stock-Based Compensation

On February 12, 2014, the shareholders of the Company approved the Beacon Roofing Supply, Inc. 2014 Stock Plan (the “2014 Plan”). The 2014 Plan provides for discretionary awards of stock options, stock, stock units and stock appreciation rights (“SARs”) for up to 5,100,000 shares of common stock to selected employees and non-employee directors. As of June 30, 2015, there were 3,425,716 shares of common stock available for awards under the 2014 Plan, subject to increase for shares that are forfeited or expire, or are used for tax withholding on stock awards and stock unit awards under the 2004 Plan (defined below) and the 2014 Plan.

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

Stock options

Non-qualified options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in one-third increments over a three-year period following the grant dates. During the nine months ended June 30, 2015 and 2014, the Company recorded stock-based compensation expense related to stock option awards of $4.8 million and $5.2 million, respectively. As of June 30, 2015, there was $7.3 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 1.67 years.

The following table illustrates the assumptions used in the Black-Scholes pricing model for options granted during the nine months ended June 30, 2015:

2015
Risk-free interest rate	1.83%
Expected volatility	31.69%
Expected life (in years)	5.58
Expected dividend yield	0.00%

Expected lives of the options granted are based primarily on historical activity, while expected volatilities are based on historical volatilities of the Company’s stock. Estimated forfeiture rates vary by grant and range up to 8.86% as of June 30, 2015.

Information regarding the Company’s stock options is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in years)	(in millions)
Outstanding at September 30, 2014	2,364,211	$22.98
Granted	482,479	$28.58
Exercised	(257,838)	$17.71
Canceled	(73,587)	$29.33
Outstanding at June 30, 2015	2,515,265	$24.43	6.5	$23.4
Vested or Expected to Vest at June 30, 2015	2,402,902	$24.16	6.4	$23.0
Exercisable at June 30, 2015	1,619,301	$20.72	5.2	$20.7

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited; dollars in thousands, except share and per share amounts)

Restricted stock awards

During the nine months ended June 30, 2015 and 2014, the Company recorded stock-based compensation expense related to restricted stock awards of $2.5 million and none, respectively. As of June 30, 2015, there was $8.9 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.52 years.

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

Information regarding the Company’s restricted shares and units is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Grant	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in years)	(in millions)
Outstanding at September 30, 2014	482,076	$31.28
Granted	230,842	$27.97
Lapse of restrictions/conversions	(67,953)	$19.88
Canceled	(79,859)	$26.74
Outstanding at June 30, 2015	565,106	$32.52	2.6	$17.0
Vested or Expected to Vest at June 30, 2015	339,735	$32.12	3.4	$11.3

5.	Acquisitions

In the nine months ended June 30, 2015, the Company acquired eight branches from the following three acquisitions:

•	On October 1, 2014, the Company purchased certain assets of Applicators Sales & Service (“Applicators”), a distributor of residential roofing, siding, windows and related accessories with four locations in Maine and one location in New Hampshire and annual sales of approximately $48 million.

•	On October 15, 2014, the Company purchased certain assets of Wholesale Roofing Supply (“WRS”), a distributor of residential roofing products with a nine-acre facility located in Grand Prairie, Texas and annual sales of approximately $34 million.

•	On June 1, 2015, the Company purchased certain assets of ProCoat Systems, Inc. ("ProCoat"), a distributor of residential and commercial exterior building materials including stucco, stone, waterproofing and concrete restoration with branches located in Denver and Ft. Collins, Colorado with annual sales of approximately $23 million.

The Company preliminarily recorded the acquired assets and liabilities at their estimated fair values at the acquisition date, with resulting goodwill of $34.2 million (which is not deductible for tax purposes) and $31.8 million in intangible assets associated with these acquisitions.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited; dollars in thousands, except share and per share amounts)

6.	Financing Arrangements

Financing arrangements consisted of the following:

	June 30, 2015	September 30, 2014	June 30, 2014
Senior Secured Credit Facility
Revolving Lines of Credit:
Canadian revolver-expires March 31, 2017 (3.6% at June 30, 2015, 4.0% at September 30, 2014 and 3.75% at June 30, 2014)	$12,010	$10,714	$11,246
U.S. Revolver-expires March 31, 2017 (4.0% at June 30, 2015, 4.25% at September 30, 2014 and 4.0% at June 30, 2014)	62,100	7,800	77,085
Term Loan:
Term Loan-matures March 31, 2017 (1.93% at June 30, 2015, 2.15% at September 30, 2014 and 1.90% at June 30, 2014)	188,438	196,875	199,688
Total borrowings under Senior Secured Credit Facility	262,548	215,389	288,019
Less: current portion	(85,360)	(29,764)	(99,581)
Total long-term portion of borrowings under Senior Secured Credit Facility	$177,188	$185,625	$188,438

Equipment Financing Facilities
Borrowings under various equipment financing facilities-various maturities from November 2015 through September 2021 (various fixed interest rates ranging from 2.33% to 4.49% at June 30, 2015; 2.33% to 4.60% at September 30, 2014; and 2.33% to 6.75% at June 30, 2014)	$26,927	$30,966	$22,043
Less: current portion	(5,224)	(5,352)	(4,216)
Total long-term portion of borrowings under equipment financing facilities	$21,703	$25,614	$17,827

7.	Financial Instruments

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

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. On March 28, 2013, we entered into an interest rate swap agreement with a notional amount of $213.8 million that expires on March 31, 2017. This agreement swaps the thirty-day LIBOR to a fixed- rate of 1.38%. The instrument has scheduled reductions of the notional amount equal to $2.8 million per quarter, effectively matching the repayment schedule under the Term Loan. As of June 30, 2015, the interest rate swap has a notional amount of $188.4 million.

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

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited; dollars in thousands, except share and per share amounts)

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense. The table below presents the combined fair values of the interest rate derivative instruments:

Instrument	Balance Sheet Location	June 30, 2015	September 30, 2014	June 30, 2014	Fair Value Hierarchy
Designated interest rate swaps (effective)	Accrued expenses	$2,321	$2,124	$3,202	Level 2
		$2,321	$2,124	$3,202

The fair values of the interest rate hedges were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (OCI):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Amount of gain (loss) recognized in OCI (net of tax)
Designated interest rate swaps	$182	$(222)	$(116)	$320

During the three and nine months ended June 30, 2015 and 2014, there were no amounts related to non-designated interest rate derivative instruments which were recognized in interest expense, financing costs and other.

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

Foreign (Canadian) net revenue totaled $56.7 million and $51.7 million during the three months ended June 30, 2015 and 2014, respectively, and $122.7 million and $111.8 million during the nine months ended June 30, 2015 and 2014, respectively.

9.	Subsequent Events

On July 27, 2015, BECN announced that it entered into a definitive merger agreement to acquire Roofing Supply Group (“RSG”), a leading roofing products distributor owned by investment firm Clayton, Dubilier & Rice (“CD&R”), in a cash and stock transaction valued at approximately $1.1 billion. Under the terms of the agreement, RSG shareholders will receive approximately $286 million in cash and $291 million of Beacon common stock, and Beacon will refinance approximately $565 million of RSG's net debt. Beacon will fund the cash portion of the purchase price through a new ABL Revolver, Term Loan B and a senior unsecured bond offering. The transaction is targeted to close on October 1, 2015.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2014 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2015” refer to the three months (third quarter) and nine months (year- to-date) ended June 30, 2015 of our fiscal year ending September 30, 2015, and all references to “2014” refer to the three months (third quarter) and nine months (year-to-date) ended June 30, 2014 of our fiscal year ended September 30, 2014. Certain tabular information may not foot due to rounding and certain reclassifications are made to prior year sales by product line to conform to the current year presentation.

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

As of June 30, 2015, we operated 273 branches throughout the United States and Canada. We stock one of the most extensive assortments of high-quality branded products in the industry with approximately 11,000 SKUs available in inventory, enabling us to deliver products to our customers on a timely basis. In fiscal year 2014, approximately 92% of our net sales were in the United States.

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

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. Our main acquisition strategy is to target market leaders in geographic areas that we do not service or that complement our existing operations in an area. The following transactions highlight our recent success delivering on our growth strategy:

•	We have continued to focus on organic greenfield growth with the opening of five new branches in 2015, 26 new branches in 2014, 10 new branches in 2013 and four new branches in 2012. These 45 new branch locations in the past 45 months have allowed us to strategically penetrate deeper into many of our existing markets and enter into new markets. Although these new greenfield locations impact our operating cost structure in the near-term, we believe that our greenfields are strategically located within markets with strong dynamics and opportunity to quickly establish our presence and gain local market share.

•	We have continued to focus on growth through acquisitions in October 2014 and June 2015, with the strategic acquisitions of Applicators Sales & Service, Wholesale Roofing Supply, and ProCoat Systems, Inc.

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

ProCoat Systems, Inc. ("ProCoat") is a distributor of residential and commercial exterior building materials including stucco, stone, waterproofing and concrete restoration. This acquisition strengthens our complementary product offerings both to our customers in the Denver and the surrounding markets. This acquisition also will allow Beacon to introduce ProCoat's products to other Beacon locations across the country.

In August 2014, we acquired All Weather Products, a distributor of residential and commercial roofing products and related accessories, with three locations in the western province of British Columbia, Canada. This acquisition complemented an existing market in which we previously had operations, allowing us to capture more of the localized market share.

Results of Operations

The following discussion compares our results of operations for the three and nine months ended June 30, 2015 and 2014.

The following table presents, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods presented. Percentages may not foot due to rounding.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.4	77.3	76.6	77.2
Gross profit	23.6	22.7	23.4	22.8
Operating expenses	16.9	15.8	20.0	19.3
Income from operations	6.7	6.9	3.4	3.5
Interest expense, financing costs and other	0.3	0.4	0.5	0.5
Income before income taxes	6.3	6.5	2.9	3.0
Income tax expense	2.4	2.5	1.1	1.1
Net income	3.9%	4.0%	1.8%	1.9%

In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth, we include growth from existing and newly opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. When we refer to regions, we are referring to our geographic regions. At June 30, 2015, we had a total of 273 branches in operation. Our existing market calculations for the quarter ended June 30, 2015 and YTD 2015 include 263 branches and exclude ten branches because they were acquired after the start of last year. Acquired markets for YTD 2015 include activity from branches acquired under the All Weather Products, Applicators Sales & Service, Wholesale Roofing Supply, and ProCoat acquisitions (See Note 5 to the Condensed Consolidated Financial Statements). When we refer to our net product costs, we are referring to our invoice cost, less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

Three Months Ended June 30, 2015 (“2015”) Compared to the Three Months Ended June 30, 2014 (“2014”)

The following table presents a summary of our results of operations for the three months ended June 30, 2015 and 2014, broken down by existing markets and acquired markets.

	Existing Markets June 30,		Acquired Markets June 30,		Consolidated June 30,
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Net Sales	$695,854	$663,397	$22,360	$—	$718,214	$663,397

Gross Profit	162,762	150,813	6,674	—	169,436	150,813
Gross Margin	23.4%	22.7%	29.8%	—%	23.6%	22.7%

Operating Expenses	114,745	105,004	6,700 (1)	—	121,445	105,004
Operating Expenses, as a % of Net Sales	16.5%	15.8%	30.0%	—%	16.9%	15.8%

Operating Income	$48,017	$45,809	$(26)	$—	$47,991	$45,809
Operating Margin	6.9%	6.9%	-0.1%	—%	6.7%	6.9%

(1)	In 2015 and 2014, we recorded amortization expense for our acquired markets related to intangible assets recorded under purchase accounting of $2.1 million and none, respectively.

Net Sales

Consolidated net sales increased $54.8 million, or 8.3%, to $718.2 million during 2015 from $663.4 million in 2014. Existing market sales increased $32.5 million, or 4.9%. Net sales within our acquired markets were $22.4 million in 2015 due to the sales impact from the acquisition in June 2015, the two acquisitions in October 2014, and the acquisition during the fourth quarter of our 2014 fiscal year. The three-month periods ended June 30, 2015 and June 30, 2014 each had 64 business days. We believe our 2015 existing market sales were influenced primarily by the following factors:

•	increased demand in our residential and complementary products groups;

•	increased selling prices in our complementary products group; and

•	five new greenfield branches opened during the first nine months of 2015, combined with 26 additional greenfield branches opened in fiscal 2014;

partially offset by:

•	lower residential roofing average selling prices; and

•	challenging weather conditions in several of our geographic markets during the spring.

In 2015, we acquired eight branches (See Note 5 to the Condensed Consolidated Financial Statements), opened five greenfield branches and closed four branches. In 2015, we have estimated the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices declined approximately 1% to 2% during the third quarter of 2015, compared to the third quarter of 2014, driven primarily by declines in residential selling prices which were down approximately 3%, year over year. These declines were partially offset by continued increases in the average selling prices of complementary products which increased approximately 3% to 4%, year over year. Commercial (non-residential) selling prices remained relatively flat (less than 1% movement). During the same period, average overall product costs decreased by less than 1%. Net product costs for commercial (non-residential) products remained relatively flat (less than 1% movement), net product costs for complementary products increased approximately 2%, and residential net product costs decreased approximately 1% to 2%, year over year. Overall, gross margins in third quarter 2015 improved over prior year driven by improved gross margin in our complementary products group, combined with a favorable shift to higher-margin residential products.

Existing markets net sales by geographical region increased (decreased) as follows: Northeast 12.1%; Mid-Atlantic 0.9%; Southeast 10.4%; Southwest (8.4%); Midwest 7.3%; West 15.2%; and Canada 6.9%. These variations were primarily caused by short-term factors such as local market conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

	June 30, 2015		June 30, 2014
(dollars in thousands)	Sales	Mix	Sales	Mix	Change
Residential roofing products	$346,762	49.8%	$317,528	47.9%	$29,234	9.2%
Non-residential roofing products	252,000	36.2%	249,357	37.6%	2,643	1.1%
Complementary building products	97,092	14.0%	96,512	14.5%	580	0.6%
Total existing market sales	$695,854	100.0%	$663,397	100.0%	$32,457	4.9%

For 2015, our acquired markets recognized sales of $12.7 million, $0.7 million and $9.0 million in residential roofing products, non-residential roofing products and complementary building products, respectively. Due to the timing of our acquisitions in 2014, there was no acquired market activity for the prior year comparative period. The 2015 existing market sales of $695.9 million, plus the sales from acquired markets of $22.4 million, equals to our reported total 2015 sales of $718.2 million. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit for consolidated and existing markets were as follows:

(dollars in thousands)	June 30, 2015	June 30, 2014	Change
Gross profit	$169,436	$150,813	$18,623		12.3%
Existing markets	162,762	150,813	11,949		7.9%

Gross margin	23.6%	22.7%		0.9%
Existing markets	23.4%	22.7%		0.7%

Our existing market gross profit increased $11.9 million, or 7.9% in 2015, while gross profit within our acquired markets was $6.7 million in 2015. Our overall gross margins improved to 23.6% in 2015, due to improved gross margins within our complementary products group and a favorable shift in sales mix to residential and complementary product sales, which was able to offset the year over year declines in residential product selling prices. Gross margins within our existing markets for 2015 also improved to 23.4%, from 22.7% in 2014.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expenses) compared to our warehouse sales, represented 17.4% and 18.6% of our net sales in 2015 and 2014, respectively. We believe variations in direct sales activity to be primarily caused by short-term factors such as local market conditions, weather conditions and storm activity. None of these variations were driven by material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

Operating expenses for consolidated and existing markets were as follows:

(dollars in thousands)	June 30, 2015	June 30, 2014	Change
Operating expenses	$121,445	$105,004	$16,441		15.7%
Existing markets	114,745	105,004	9,741		9.3%

Operating expenses, as a % of sales	16.9%	15.8%		1.1%
Existing markets	16.5%	15.8%		0.7%

Operating expense in our existing market increased by $9.7 million, or 9.3% in 2015, to $114.7 million, as compared to $105.0 million in 2014, while operating expense within our acquired markets was $6.7 million in 2015. The following factors were the leading causes of the increased operating expense in our existing markets:

•	as part of our growth strategy, we opened 23 greenfield locations between April 2014 and June 2015, which has driven incremental operating expense of $4.3 million over the prior year;

•	an increase in payroll and employee benefit costs of $3.5 million due to an increase in variable incentive compensation and increased health care costs; and

•	an increase in non-cash stock compensation costs of $2.5 million due to increased equity grants.

During the third quarter of 2015 and 2014, we recorded $2.7 million and $3.5 million, respectively, of expense within our existing markets related to the amortization of intangible assets recorded under purchase accounting. Our existing markets operating expense, as a percentage of the related net sales in 2015 was 16.5%, compared to 15.8% in 2014.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other was $2.5 million during the third quarter of 2015 and 2014, respectively. We use derivative financial instruments to manage our exposure related to fluctuating cash flows from changes in interest rates. The impact of our interest rate derivative was to increase our interest expense, financing costs and other by $0.6 million in both 2015 and 2014.

Nine Months Ended June 30, 2015 (“YTD 2015”) Compared to the Nine Months Ended June 30, 2014 (“YTD 2014”)

The following table presents a summary of our results of operations for the nine months ended June 30, 2015 and 2014, broken down by existing markets and acquired markets.

	Existing Markets June 30,		Acquired Markets June 30,		Consolidated June 30,
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Net Sales	$1,673,955	$1,600,411	$53,485	$—	$1,727,440	$1,600,411

Gross Profit	388,458	364,510	15,316	—	403,774	364,510
Gross Margin	23.2%	22.8%	28.6%	—%	23.4%	22.8%

Operating Expenses	328,459	308,826	17,393 (1)	—	345,852	308,826
Operating Expenses, as a % of Net Sales	19.6%	19.3%	32.5%	—%	20.0%	19.3%

Operating Income (Loss)	$59,999	$55,684	$(2,077)	$—	$57,922	$55,684
Operating Margin	3.6%	3.5%	-3.9%	—%	3.4%	3.5%

(1)	In YTD 2015 and YTD 2014, we recorded amortization expense for our acquired markets related to intangible assets recorded under purchase accounting of $3.3 million and none, respectively.

Net Sales

Consolidated net sales increased $127.0 million, or 7.9%, to $1,727.4 million in YTD 2015 from $1,600.4 million in YTD 2014. Existing market sales increased $73.5 million, or 4.6%. Net sales within our acquired markets were $53.5 million in YTD 2015 due to the sales impact from the acquisition in June 2015, two acquisitions in October 2014 and the acquisition during the fourth quarter of our 2014 fiscal year. The nine-month periods ended June 30, 2015 and June 30, 2014 each had 189 business days. We believe our 2015 existing market sales were influenced primarily by the following factors:

•	increased demand in our residential and complementary products groups;

•	increased selling prices in our complementary products group; and

•	five new greenfield branches opened during the first nine months of 2015, combined with 26 additional greenfield branches opened in fiscal 2014;

partially offset by:

•	lower direct sales activity; and

•	lower residential roofing average selling prices.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices declined approximately 1% in YTD 2015, compared to the YTD 2014, driven primarily by declines in residential selling prices which were down by approximately 3%, year over year. These declines were partially offset by continued increases in the average selling prices of complementary products which increased approximately 2% to 3%, year over year. Commercial (non-residential) selling prices remained relatively flat (less than 1% movement). During the same period, net product costs of our residential roofing products decreased approximately 2% to 3%, commercial (non-residential) product costs remained relatively flat (less than 1% movement), and complementary net product costs increased approximately 2%. Overall gross margins increased in YTD 2015 due to an improvement in gross margin in a complementary products group combined with favorable shift in sales mix to higher-margin residential and complementary products.

Existing year-over-year market net sales, by geographical region, increased (decreased) as follows: Northeast 9.3%; Mid-Atlantic 3.1%; Southeast (0.4%); Southwest (9.2%); Midwest 13.6%; West 12.9%; and Canada 7.2%. These variations were primarily caused by short-term factors such as local market conditions, weather conditions and storm activity.

Product group sales for our existing markets for the year-to-date period ended were as follows:

	June 30, 2015		June 30, 2014
	Sales	Mix	Sales	Mix	Change
Residential roofing products	$814,030	48.6%	$755,586	47.2%	$58,444	7.7%
Non-residential roofing products	607,076	36.3%	604,692	37.8%	2,384	0.4%
Complementary building products	252,849	15.1%	240,133	15.0%	12,716	5.3%
Total existing market sales	$1,673,955	100.0%	$1,600,411	100.0%	$73,544	4.6%

In YTD 2015, our acquired markets recognized sales of $29.8 million, $2.3 million, and $21.4 million in residential roofing products, commercial (non-residential) roofing products and complementary building products, respectively. Due to the timing of our acquisitions in 2014, there was no acquired market activity for the prior year comparative period. The YTD 2015 existing market sales of $1,673.9 million, plus the sales from acquired markets of $53.5 million, agrees to our reported total YTD 2015 sales of $1,727.4 million. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit for consolidated and existing markets for the year-to-date period were as follows:

(dollars in thousands)	June 30, 2015	June 30, 2014	Change
Gross profit	$403,774	$364,510	$39,264		10.8%
Existing markets	388,458	364,510	23,948		6.6%

Gross margin	23.4%	22.8%		0.6%
Existing markets	23.2%	22.8%		0.4%

Our existing market gross profit increased $23.9 million, or 6.6%, in YTD 2015, while gross profit within our acquired markets was $15.3 million in YTD 2015. Our overall and existing market gross margins increased in YTD 2015 to 23.4% and 23.2%, respectively, from 22.8% and 22.8%, respectively, in YTD 2014. The increased overall gross margins in YTD 2015 were due primarily to pricing increases across our complementary products as a result of increased demand and the impact of our acquisitions in fiscal 2015, combined with a favorable shift in our sales mix during YTD 2015 towards residential and complementary products, which generally have higher gross margins than our commercial (non-residential) products.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expenses) compared to our warehouse sales, represented 16.7% and 19.2% of our net sales during YTD 2015 and YTD 2014, respectively. This decrease in the percentage of direct sales was primarily attributable to the lower mix of commercial (non-residential) roofing product sales, as well as lower roofing sales to lumber yards and other building material suppliers which are more commonly facilitated by direct shipment. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

Operating expenses for consolidated and existing markets for the year-to-date period were as follows:

(dollars in thousands)	June 30, 2015	June 30, 2014	Change
Operating expenses	$345,852	$308,826	$37,026		12.0%
Existing markets	328,459	308,826	19,633		6.4%

Operating expenses, as a % of sales	20.0%	19.3%		0.7%
Existing markets	19.6%	19.3%		0.3%

In YTD 2015, operating expenses in our existing markets increased by $19.6 million, or 6.4%, to $328.5 million, as compared to $308.8 million in YTD 2014, while operating expense within our acquired markets was $17.4 million in YTD 2015. The following factors were the leading causes of the increased operating expenses in our existing markets:

•	as part of our strategic growth strategy, we opened 26 greenfield locations during fiscal 2014 and have added an additional five greenfield branches in the first nine months of 2015, which has driven incremental operating expense of $15.8 million over the prior year; and

•	an increase in payroll and employee benefit costs of $4.6 million due to an increase in variable incentive compensation and increased health care costs; and

•	an increase in non-cash stock compensation costs of $1.1 million due to increased equity grants.

During YTD 2015 and YTD 2014, we recorded $8.8 million and $10.7 million, respectively, of expense within our existing markets related to the amortization of intangible assets recorded under purchase accounting. Our existing market operating expenses as a percentage of the related net sales in YTD 2015 was 19.6%, compared to 19.3% in YTD 2014, primarily due to the continued greenfield activity over the past 21 months and the associated start-up costs.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other was $8.0 million in YTD 2015, compared to $7.7 million in YTD 2014. The impact of our interest rate derivative was to increase our interest expense, financing costs and other by $1.8 million in YTD 2015 and $1.9 million in YTD 2014.

Income Taxes

Income tax expense was $18.5 million in YTD 2015, compared to $18.3 million in YTD 2014. The increase in expense was due to an increase in pre-tax book income. The effective tax rate is 39.0% in YTD 2015 before discrete items, compared to 39.3% in YTD 2014. The lower rate was primarily due to a lower effective state tax rate in YTD 2015. We currently expect our annual effective tax rate to be approximately 38.5%.

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

		Fiscal 2015		Fiscal 2014
	Qtr 1	Qtr 2	Qtr 3	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(unaudited; dollars in millions, except per share data)
Net sales	$596.0	$413.2	$718.2	$552.1	$384.9	$663.4	$726.5
Gross profit	137.6	96.8	169.4	126.9	86.8	150.8	163.3
Income from operations	23.8	(14.2)	48.0	27.1	(17.2)	45.8	43.2
Net income	$12.9	$(9.8)	$28.3	$15.0	$(12.1)	$26.8	$24.1

Earnings per share – basic	$0.26	$(0.20)	$0.57	$0.31	$(0.25)	$0.54	$0.49
Earnings per share – fully diluted	$0.26	$(0.20)	$0.56	$0.30	$(0.25)	$0.54	$0.48

Quarterly sales, as % of full year's sales				23.7%	16.6%	28.5%	31.2%
Quarterly gross profit, as % of full year's gross profit				24.0%	16.5%	28.6%	30.9%
Quarterly income from operations, as % of full year's income from operations				27.4%	(17.4)%	46.3%	43.7%

Liquidity and Capital Resources

We had cash and cash equivalents of $17.6 million at June 30, 2015, compared to $54.5 million at September 30, 2014 and $26.4 million at June 30, 2014. Our net working capital was $439.4 million at June 30, 2015, compared to $462.1 million at September 30, 2014 and $431.0 million at June 30, 2014.

2015 Compared to 2014

Our net cash provided by operating activities was $11.2 million in YTD 2015, compared to cash used in operating activities of $46.8 million in YTD 2014. Cash from operations increased $58.0 million, primarily driven by an increase of $52.0 million related to changes in working capital primarily from decreased inventory levels.

Net cash used in investing activities was $98.3 million in YTD 2015, compared to $25.3 million used in YTD 2014. During 2015, we spent $85.3 million on acquisitions. Capital expenditures were $13.8 million in YTD 2015, compared to $26.1 million in YTD 2014. We currently expect fiscal year 2015 capital expenditures to total between 0.75% to 1.0% of net sales, mostly dependent upon our sales volume and the impact of new branch openings.

Net cash provided by financing activities was $50.6 million in YTD 2015, compared to $51.5 million in YTD 2014. Net borrowings under the revolving lines of credit were $16.1 million more in YTD 2015, compared to YTD 2014. In YTD 2015, we had net repayments of $4.1 million under the equipment financing facilities, whereas in YTD 2014 we had net borrowings of $11.5 million under the equipment financing facilities. Proceeds from stock option exercises decreased by $1.8 million in YTD 2015 compared to YTD 2014.

Capital Resources

Our principal source of liquidity at June 30, 2015 was our cash and cash equivalents of $17.6 million and our available borrowings of $258.0 million under our revolving lines of credit, which took into account all of the debt covenants under the Credit Facility (see below), including the maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheets were classified as short-term debt since there were no current expectations of a minimum level of outstanding revolver borrowings in the following twelve months.

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

Senior Secured Credit Facility

On April 5, 2012, we entered into a five-year senior secured credit facility that includes a $550 million United States credit facility (individually, the “U.S. Credit Facility”) and a CDN$15 million ($12.0 million) Canadian credit facility (individually, the “Canadian Revolver”) with Wells Fargo Bank, National Association, and a syndicate of other lenders (combined, the “Senior Secured Credit Facility”). The $550 million U.S. Credit Facility consists of a revolving credit facility of $325 million (individually, the “U.S. Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $225 million term loan (individually, the “Term Loan”). The Term Loan has required amortization of 5% per year that is payable in quarterly installments, with the balance due on March 31, 2017. The Company may increase the Credit Facility by up to $200 million under certain conditions. There was CDN$15.0 million ($12.0 million) and $188.4 million outstanding under the Canadian Revolver and Term Loan, respectively, at June 30, 2015. There were $4.9 million of outstanding standby letters of credit at June 30, 2015. There were no amounts outstanding under the U.S. Revolver at June 30, 2015.

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

As of June 30, 2015, outstanding borrowings under the Canadian Revolver carried an interest rate equal to the Canadian Prime rate, plus 0.75% (3.60% at June 30, 2015). Borrowings under the Term Loan carried an interest rate equal to the LIBOR rate, plus 1.75% (1.94% at June 30, 2015).

Financial covenants under the Credit Facility are as follows:

Maximum Consolidated Total Leverage Ratio

On the last day of each fiscal quarter, our Consolidated Total Leverage Ratio (the ratio of our outstanding debt to our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation), as more fully defined in the Credit Facility, must not be greater than 3.50:1 or 4.00:1 under a one-time request subsequent to an acquisition. At June 30, 2015, this ratio was 2.04:1.

Minimum Consolidated Interest Coverage Ratio

On the last day of each fiscal quarter, our Consolidated Interest Coverage Ratio (the ratio of our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation to our cash interest expense for the same period), as more fully defined in the Credit Facility, must not be less than 3.00:1. At June 30, 2015 this ratio was 13.19:1.

As of June 30, 2015, we were in compliance with these covenants. Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

Equipment Financing Facilities

As of June 30, 2015, there was a total of $26.9 million outstanding under our equipment financing facilities, with fixed interest rates ranging from 2.33% to 4.49% and payments due through September 2021. The Company’s prior equipment financing facility matured on October 1, 2014.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2014 Annual Report on Form 10-K have not changed materially for the first nine months of fiscal 2015.

Item 4.    Controls and Procedures

As of June 30, 2015, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")). Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Rule 405 of Regulation S-T, we have attached the following interactive data files formatted in Extensible Business Reporting Language (XBRL) as Exhibit 101 to this Quarterly Report on Form 10-Q: (i) the Consolidated Balance Sheets at June 30, 2015; September 30, 2014; and June 30, 2014, (ii) the Consolidated Statements of Earnings for the three and nine months ended June 30, 2015, and June 30, 2014, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2015, and June 30, 2014, (iv) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2015, and June 30, 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

BY:	/s/ JOSEPH M. NOWICKI
Joseph M. Nowicki
Executive Vice President & Chief Financial Officer

 Date: August 6, 2015

