Form 10-K
period 2015-09-30
BEACON ROOFING SUPPLY INC
filed 2015-11-24
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the end of the second quarter ended March 31, 2015 was $1,642,909,000

The number of shares of common stock outstanding as of November 19, 2015 was 58,907,378.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A).

Table of Contents

BEACON ROOFING SUPPLY, INC.

Index to Annual Report

on Form 10-K

Year Ended September 30, 2015

ii

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

 iii

PART I

ITEM 1.    BUSINESS

Overview

We are the largest publicly traded distributor of residential and non-residential roofing materials in the United States, with leading positions in key metropolitan markets in both the United States and Canada. We also distribute other complementary building materials, including siding, windows, and waterproofing systems for residential and non-residential building exteriors. Beacon purchases products from a large number of manufacturers and then distributes these goods to a customer base consisting of contractors, and to a lesser extent, general contractors, home builders, retailers, and building materials suppliers. As of September 30, 2015, we operated 274 branches in 42 states throughout the United States and six provinces in Canada. We stock one of the most extensive assortments of high quality branded products in the industry with approximately 2,000 to 11,000 SKUs per branch available in inventory, enabling us to deliver products to serve nearly 53,000 customers on a timely basis. On October 1, 2015, we acquired Roofing Supply Group, LLC (“RSG”), a leading roofing products distributor owned by an investment partnership controlled by Clayton, Dubilier & Rice, LLC and employee stockholders, in a cash and stock transaction valued at approximately $1.1 billion. Headquartered in Dallas, Texas, RSG distributes roofing supplies and related materials from 83 locations across 24 states, including the key Western and Southern markets of California, Florida, Texas, and the Pacific Northwest with branches in Seattle and Spokane.

For the fiscal year ended September 30, 2015 (“fiscal year 2015” or “2015”), residential roofing products comprised 49% of our sales, non-residential roofing products accounted for 35% of our sales, and siding, waterproofing systems, windows, and other exterior building products provided the remaining 16% of our sales. Approximately 93% of our net sales were in the United States.

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

We have achieved our growth through a combination of 29 strategic and complementary acquisitions since our initial public offering in 2004, opening new branch locations and broadening our product offering. In 2015, we acquired eight branches and opened six new branches. We have grown from $652.9 million in sales in fiscal year 2004 to $2.515 billion in sales in fiscal year 2015, which represents an eleven-year compound annual growth rate of 13.0%.  Our organic growth, which includes growth from existing and newly opened branches but excludes growth from acquired branches, averaged 5.5% per annum over the same period. Acquired branches are excluded from organic growth measures until they have been under our ownership for at least four full fiscal quarters at the start of the reporting period. During this period, we opened 73 new branch locations (of which we have only closed seven), while our existing market sales excluding greenfields increased an average of 1.7% per annum. Existing market sales excluding greenfields are defined as the aggregate sales from branches open for the entire comparable annual periods. Income from operations has increased from $34.7 million in fiscal year 2004 to $117.1 million in fiscal year 2015, which represents an eleven-year compound annual growth rate of 13.0%. We believe that our proven business model can continue to deliver industry-leading growth and operating profit margins.

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

History

Our predecessor, Beacon Sales Company, Inc., was founded in Charlestown, Massachusetts (part of Boston) in 1928. In 1984, Beacon operated three distribution facilities and generated approximately $16 million in annual revenue. In 1997, Beacon Sales Company had grown to seven branches in the New England region and generated approximately $72 million of annual revenue, primarily from the sale of non-residential roofing products. Since 1997, we have executed 35 strategic and complementary acquisitions and opened 83 new branches (of which we only closed nine). We have also expanded our product offerings to offer more residential roofing products and complementary exterior building materials and related services. Our strategic acquisitions, new branch openings, and product line extensions have increased the diversity of both our customer base and our local market focus, while generating cost savings through increased purchasing power and lower overhead expenses as a percentage of net sales. We completed an initial public offering (“IPO”) and became a public company in September 2004, and completed a follow-on stock offering in December 2005.

We were incorporated in Delaware in 1997. Our principal executive offices are located at 505 Huntmar Park Drive, Suite 300, Herndon, Virginia 20170 and our telephone number is (571) 323-3939. Our Internet website address is www.becn.com.

Industry Overview

According to a biannual industry study published in June 2015 by the international business research company, The Freedonia Group (‘‘Freedonia’’), the total United States roofing market (measured by sales at the manufacturers’ level) was estimated to be valued at approximately $16.8 billion in sales in 2014. Beacon management estimates that the total U.S. roofing market, when measured by sales at the distribution level, was approximately $20 billion in sales in 2014, taking into account Beacon’s historical gross product sales margin as applied to the Freedonia data.

Roofing demand (measured by sales at the manufacturers’ level) in the United States is projected to grow 5.0% annually through 2019 to $21.4 billion, according to Freedonia. This would represent a rebound from the 2009 − 2014 period, with growth expected to be driven by both residential and non-residential building construction activity.

The United States roofing market can be separated into two categories: the residential roofing market and the non-residential roofing market. The residential roofing market accounted for approximately 55% of the total United States market by unit volume in 2014. Through 2019, residential roofing construction in dollars is expected to grow at 6.9% annually which is faster than Freedonia’s non-residential roofing demand (in dollars) estimated growth rate of 3.6%, as new residential construction is projected to continue to recover from the low levels experienced from the 2007-2009 recession and its aftermath. Because residential roofing market growth is currently expected to exceed non-residential roofing market growth, demand for steep-slope roofing is expected to rise more rapidly than for low-slope products.

Traditionally, over 75% of expenditures in the United States roofing market are for re-roofing projects, with the balance being for new construction. In 2014 re-roofing projects accounted for approximately 81% of roofing demand (in dollars). Historically, we estimate that approximately 75 − 80% of our revenues have related to re-roofing. According to the National Association of Home Builders, approximately 94% of re-roofing demand in the United States is non-discretionary, with owners forced to invest in repairs to respond to unforeseen circumstances. For example, because of the depressed level of new construction and damage caused by Hurricane Sandy and other storms, re-roofing activity represented over 85% of the expenditures for roofing in the United States in 2012. Re-roofing projects are generally considered maintenance and repair expenditures and are less likely than new construction projects to be postponed during periods of recession or slow economic growth. As a result, demand for roofing products has historically been less volatile than overall demand for construction products.

Net sales from re-roofing are also expected to increase as the median age of owner occupied housing has increased from 23 years in 1985 to 38 years in 2013, according to U.S. Census data. As homes age, new and re-roof demand increases as homeowners are forced to replace or repair old, deteriorating roofs. Furthermore, U.S. asphalt shingle volume has remained meaningfully below its long-term average of 135 million square feet since 2009 according to the Asphalt Roofing Manufacturers Association. The aging U.S. housing stock, combined with below average roofing shingle volumes, supports a favorable supply/demand dynamic in the residential repair and remodel market in the coming years.

Regional variations in economic activity influence the level of demand for roofing products across the United States. Of particular importance are regional differences in the level of new home construction and renovation. Demographic trends, including population growth and migration, contribute to the regional variations through their influence on regional housing starts and existing home sales.

In addition to our operations with the United States, we also operate in six provinces in Canada, which in total represent approximately 7.3% of our total revenues.  We expect overall demand for operations in Canada to grow at rate similar to our United States operations.

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

Despite some recent consolidation, the roofing materials distribution industry remains highly fragmented. The industry is characterized by a large number of small and local regional participants. The vast majority of our competition comes from local and regional roofing supply distributors, and, to a much lesser extent, other building supply distributors and ‘‘big box’’ retailers. Among distributors, we compete against a small number of large distributors and many small and local privately-owned distributors. As a result of their small size, many of these distributors lack the corporate, operating and IT infrastructure required to compete effectively.

Residential roofing market

Within the residential roofing market, the re-roofing market is currently more than four times the size of the new roofing market, accounting for approximately 80% of the residential roofing unit demand in 2014 compared to a historic long-term rate of about 79%, according to Freedonia

Asphalt shingles dominate the residential roofing market, with an approximate 84% share, and historically have had an expected average useful life of 15 to 20 years. Freedonia estimates that residential roofing construction (in dollars) is expected to grow at 9.3% annually through 2019.

A number of other factors can also generate re-roofing demand, including one-time weather damage and homeowners looking to upgrade their homes. In addition, sales of existing homes can affect re-roofing demand, as some renovation decisions are made by sellers preparing their houses for sale and others are made by new owners within the first two years of occupancy.

Within the new construction portion of the residential roofing market, growth has historically been driven by housing starts, together with larger average roof sizes. Demand for roofing installed in new residential construction and additions to existing structures is forecast to grow over 11% annually to 39.5 million squares in 2019. While such projected growth represents an acceleration from the growth seen between 2009 and 2014, new residential demand for roofing in that period will not be at the level seen in 2004, indicative of the steep decline in housing starts from their elevated base in that year and subsequent moderate recovery. Total housing starts of approximately 1.0 million in 2014 remains below the long-term average of 1.5 million. However, growth in housing starts since 2009 indicates that the residential market is in the early stages of a potentially significant cyclical recovery.

Non-residential roofing market

Non-residential roofing construction (in dollars) is forecast by Freedonia to grow 6.0%, per year through 2019. Gains are expected to be driven by non-residential new construction, which is expected to see 6.6% annual gains in unit demand during that time, as non-residential building construction expenditures rebound from their low 2014 level. The office and commercial construction segment are expected to experience the most rapid gains if construction expenditures in that market rise sharply as currently anticipated.

Historically, re-roofing projects have accounted for approximately 81% of non-residential roofing demand (in dollars). In 2014, re-roofing projects represented nearly 80% of the total non-residential demand. As with residential re-roofing, non-residential re-roofing activity tends to be less cyclical than new construction and depends, in part, upon the types of materials on existing roofs, their expected lifespan and intervening factors such as wind or water damage.

The non-residential roofing market includes an office and commercial market, an industrial market, and an institutional market. Office and commercial roofing projects represent the single largest component of the non-residential roofing market in 2014 at 49% of demand (in dollars) in 2014, according to Freedonia. Industrial roofing projects represent 26% of non-residential roofing product sales (in dollars), while institutional projects and others make up the remaining 25% of non-residential roofing demand (in dollars).

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

These complementary products are a major component of the overall building products market. The United States siding market was estimated to be approximately $8.5 billion in 2014, while the United States window and door industry was estimated to be approximately $24.4 billion in 2014, according to the most recent information available from Freedonia. Both of these markets have been negatively impacted by the low level of new housing starts in recent years, but are estimated by Freedonia to grow at an annual rate (in dollars) of approximately 9% for the siding market and 5% for the window and door industry through 2018.

Our Strengths

We believe the sales and earnings growth we have achieved over time has been and will continue to be driven by our primary competitive strengths, which include the following:

•	Leading roofing distribution platform with national scope combined with regional expertise. We are the second largest (and largest publicly traded) distributor of residential and non-residential roofing materials in the United States, with leading positions in key metropolitan markets in both the United States and Canada. Our geographic footprint is designed to provide advantages in the regional markets we serve. We utilize a branch-based operating model whereby branches cultivate and maintain local customer relationships while benefiting from centralized functions such as information technology, marketing, accounting, financial reporting, credit, purchasing, human resources, legal and tax services. We provide our customers with specialized products and personalized local services tailored to a geographic region, with the resources and scale efficiencies of a national distributor.

•	Diversified business model with recurring re-roofing demand. We believe that our business has historically been protected in times of economic downturn because of the non-discretionary nature of most re-roofing demand; the mix of our sales between residential and non-residential products; our geographic and customer diversity; and the financial and operational ability to expand our business and obtain market share. We have a long history of organic revenue growth and healthy gross margins through a variety of economic cycles. Over the last ten fiscal years, our revenues have increased by a compound annual growth rate (‘‘CAGR’’) of 11.4%, (including growth through acquisitions) and our gross margins in existing markets (i.e., excluding acquisitions) have averaged approximately 24%.

•	Well-positioned in attractive roofing demand markets. We believe that our national distribution platform is strategically positioned to benefit from a North American market recovery, and we expect that improving economic conditions and continued recovery in residential and non-residential construction activity will drive additional roofing demand.

•	Superior customer service to well established, long-term customer base. Our diverse customer base consists of nearly 53,000 contractors, home builders, building owners, and other resellers. A significant number of our customers have relied on us (or our predecessors) as their vendor of choice for decades, and we believe that these strong customer relationships cannot easily be replicated. No single customer accounts for more than 2% of revenues.

We believe that the services provided by our employees improve our customers’ efficiency and profitability, which, in turn, strengthens our customer relationships. We consider customer relations and our employees’ knowledge of roofing and exterior building materials to be very important to our ability to increase customer loyalty and maintain customer satisfaction. We invest significant resources in training our employees in sales techniques, management skills and product knowledge. As such, our sales personnel possess in-depth knowledge of roofing materials and applications and are capable of providing technical advice and assistance to contractors throughout the re-roofing and construction process.

We provide a number of value-added services to our customers. In particular, we support our customers with: advice and assistance on product identification, specification and technical support; timely job site delivery, rooftop loading and logistical services; tapered insulation design and related layout services; metal fabrication and related metal roofing design and layout services; trade credit; and marketing support, including project leads for contractors.

•	Strong platform for growth and acquisition. Over the period from 1997 through 2015, we increased revenue at rates well in excess of the overall growth in the roofing materials distribution industry. We have expanded our business through strategic acquisitions, new branch openings, and the diversification of our product offering. We have generally improved the financial and operating performance of our acquired companies and helped them to grow their businesses following acquisition. ,

•	Strong cash flow generation driven by stable business model. From the fiscal year ended September 30, 2010 through the year ended September 30, 2015, we have increased our revenue by a CAGR of 9.3%, which included existing market growth as well as growth through acquisitions. We have also increased its revenue in eight of the last ten fiscal years. Our track record of growth combined with limited capital expenditure requirements has resulted in strong free cash flow across economic cycles. This cash flow generation allowed Beacon to reduce its debt from $337 million as of September 30, 2010 to $222 million as of September 30, 2015, while growing from 179 branches to 274 over the same time period.

•	Sophisticated IT platform. All of our locations, except for one fabrication facility, operate on the same management information systems. We have made a significant investment in our information systems, which we believe are among the most advanced in the roofing distribution industry. These systems provide us with a consistent platform across all of our operations and help us to achieve operating efficiencies in purchasing, pricing and inventory management and a high level of customer service. Our systems have substantial capacity to handle our future growth plans without requiring significant additional investment.

•	Industry-leading management team with a track record of integration. We believe that our key personnel, including branch managers, regional vice presidents and executive officers, are among the most experienced members of the roofing industry, and have a track record of achieving strong revenue growth and delivering profitability through various industry and economic cycles, including the recent housing crisis. Since Beacon became a publicly traded company in 2004, the Beacon management team has successfully completed and integrated 29 acquisitions and opened 73 new greenfield locations. Beacon’s senior management team has approximately 170 years of combined experience in our industry and other relevant professional experience.

Growth Strategies

Our objective is to be the preferred supplier of roofing and other exterior building product materials in the United States and Canadian markets while continuing to increase our revenue base and maximize our profitability. We plan to attain these goals by executing the following strategies:

•	Expand product offering and increase cross-selling activities. Due to the unique characteristics of each geographic region, our local customers typically require market specific product offerings. Although we believe we have one of the most extensive offerings of high-quality branded products in the industry with approximately 2,000 to 11,000 SKUs per branch available in inventory, we have branches that are underrepresented in some product categories, which create an opportunity to cross-sell additional products through our existing branch network. In particular, we seek to expand non-residential roofing sales into markets where Beacon currently sells mostly residential roofing. In addition, we work closely with customers and suppliers to identify new products and services, and continue to expand our product offering to include complementary building materials such as windows, siding, doors, waterproofing systems, insulation and metal fabrication.

•	Continue to provide exceptional customer service and roofing expertise. We provide a comprehensive array of high-quality products and we believe we offer value-added services, including job site delivery, tapered insulation layouts and design metal fabrication to residential and non-residential roofing contractors reliably, accurately and on time. For example, in fiscal year 2014, we were able to support our customers by fulfilling over 97% of warehouse orders through our in-stock inventory as a result of the breadth and depth of the inventory maintained at our local branches. We believe that our focus on providing both value-added services and accurate and rapid order fulfillment enables us to attract and retain customers.

•	Selectively pursue opportunities for organic growth and strategic acquisitions. Acquisitions and greenfield expansion is an important component of our growth strategy. We believe that there will be meaningful opportunities to further expand or intensify our geographic focus in contiguous or existing regions. We intend to continue to pursue our growth strategy while focusing on maintaining a strong balance sheet.

Since 2004 Beacon has opened 73 new branches through greenfield expansion. Beacon has a disciplined approach to new branch openings and its typical strategy is to open branches: (1) within its existing markets; (2) where existing customers have expanded into new markets; or (3) in areas that have limited or no acquisition candidates and are a good fit with its business model and culture.

Since 2004 Beacon has completed 29 acquisitions. We believe that the roofing distribution sector remains fragmented and that there are significant opportunities to further grow our business through disciplined, strategic acquisitions. With only a few large, well-capitalized competitors in the industry, we believe we can continue to build on our distribution platform by successfully acquiring additional roofing materials distributors. Our main acquisition strategy is to target market leaders in geographic areas that we do not service or that complement our existing operations in an area.

•	Enhance margins and free cash flow generation through continued execution of our growth strategy. We believe that as recent greenfield locations continue to ramp up, and if expected synergies and cost savings from acquisitions are realized, our margins will continue to improve. We also believe that we have an operating model that requires minimal capital, which, when combined with stable re-roofing demand, will position us for strong free cash flow generation. Since fiscal year 2010, we completed 13 acquisitions, which added 55 branches and opened 49 new branches through greenfield expansion. We intend to continue to use cash flows to support deleveraging and our continued platform growth.

We have invested heavily in our branch expansion by opening 42 new branches from October 1, 2012 through September 30, 2015, including 26 new branch openings during fiscal year 2014. While management estimates that our branch expansion strategy over the past several years has resulted in average upfront operating costs and capital expenditures of approximately $600 thousand to $1 million per new branch, we believe these new branches will increase their contribution to our profitability and cash flow as they mature.

Products and Services

Products

The ability to provide a broad range of products is essential to success in roofing materials distribution. We carry one of the most extensive arrays of high-quality branded products in the industry, enabling us to deliver a wide variety of products to our customers on a timely basis. We are able to fulfill the vast majority of our warehouse orders with inventory on hand because of the breadth and depth of the inventories at our branches.

Our product portfolio includes residential and non-residential roofing products as well as complementary building products such as siding and windows. Our product lines are designed to meet the requirements of both residential and non-residential roofing contractors.

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
Millwork
Custom millwork

The products that we distribute are supplied by the industry’s leading manufacturers of high-quality roofing materials and related products, such as Building Products of Canada, Carlisle Syntec, CertainTeed Roofing, CertainTeed Siding, Firestone Building Products, GAF, InterWrap, James Hardie Building Products, Johns Manville Roofing, Mid-States Asphalt, Owens Corning Roofing, PlyGem, Soprema, and Tamko Building Products.

In the residential market, asphalt shingles comprise the largest share of the products we sell. We distribute products such as high-end shingles, gutters and metal roofing products, and tile roofing. Additionally, we distribute downspouts, tools, nails, vinyl and fiber cement siding, windows, decking and related exterior shelter products to meet the expansive needs of our customers.

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

Services

We emphasize superior value-added services to our customers. We employ a knowledgeable staff of salespeople. Our sales personnel possess in-depth knowledge of roofing materials and applications and are capable of providing technical advice and assistance to contractors and other customers throughout the re-roofing and construction process. In particular, we support our customers with the following value-added services:

•	advice and assistance on product identification, specification and technical support, and training services;

•	a large, service ready fleet with a broad footprint supporting timely job site delivery, rooftop loading and logistical services;

•	tapered insulation engineered with enhanced computer-aided design and related layout services;

•	metal fabrication and related metal roofing design and layout services;

•	trade credit; and

•	marketing support, including project leads for contractors.

Customers

Our diverse customer base consists of nearly 53,000 contractors, home builders, building owners, and other resellers primarily in the Northeast, Mid-Atlantic, Midwest, Central Plains, West, South and Southwest regions of the United States and across Canada. Our typical customer base varies by end market, with relatively small contractors in the residential market and small to large-sized contractors in the non-residential market. To a lesser extent, our customer base in a market can include general contractors, retailers and building materials suppliers.

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

Sales organization

We have attracted and retained an experienced sales force of approximately 1,300 personnel who are responsible for generating revenue at the local branch level. The expertise of our salespeople helps us to increase sales to existing customers and add new customers.

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

In addition to our outside and inside sales forces, we represent certain manufacturers for particular manufacturers’ products. Currently, we have developed relationships with Carlisle on this basis and employ representatives who act as liaisons (on behalf of property owners, architects, specifiers and consultants) between these roofing materials manufacturers and professional contractors.

Marketing

In order to capitalize on established customer relationships and locally developed brands, we have maintained the trade names of most of the businesses that we have acquired. These trade names—such as Alabama Roofing Supply, All Weather Products, Applicators Sales & Service, Beacon Roofing Supply Canada Company, Beacon Sales, Best Distributing, Cassady Pierce, Coastal Metal Service, Construction Materials Supply, Dealers Choice, Enercon Products, Entrepot de la Toiture, Ford Wholesale Company, Groupe Bédard, JGA Beacon, McClure Johnston, Lafayette Wood Works, Mississippi Roofing Supply, North Coast Roofing Systems, Pacific Supply, Posi-Pentes, Posi-Slope, Procoat Systems, Quality Roofing Supply, Roof Depot, Southern Roof Center, Structural Materials, The Roof Center, West End Roofing, Wholesale Roofing Supply— are well-known in the local markets in which the respective branches compete and are associated with high-quality products and customer service.

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

Purchasing and Suppliers

Our status as a leader in our core geographic markets, as well as our reputation in the industry, has allowed us to forge strong relationships with numerous manufacturers of roofing materials and related products, including Building Products of Canada, Carlisle Syntec, CertainTeed Roofing, CertainTeed Siding, Firestone Building Products, GAF, InterWrap, James Hardie Building Products, Johns Manville Roofing, Mid-States Asphalt, Owens Corning Roofing, PlyGem, Soprema, and Tamko Building Products.

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

Operations

Facilities

Our network of 274 branches as of September 30, 2015 serves metropolitan areas in 42 states and six Canadian provinces. This network has enabled us to effectively and efficiently serve a broad customer base and to achieve a leading market position in each of our core geographic markets.

Operations

Our branch-based model provides each location with a significant amount of autonomy to operate within the parameters of our overall business model. Operations at each branch are tailored to meet local customer needs. Depending on the market, our branches carry approximately 2,000 to 11,000 SKUs.

Branch managers are responsible for sales, pricing and staffing activities, and have full operational control of customer service and deliveries. We provide our branch managers with significant incentives that allow them to share in the profitability of their respective branches as well as in the company as a whole. Personnel at our regional and corporate operations assist the branches with, among other things, procurement, credit and safety services, fleet management, information systems support, contract management, accounting, treasury and legal services, human resources, benefits administration and sales and use tax services.

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

Fleet

Our distribution infrastructure supports nearly 740,000 deliveries annually. To accomplish this, we maintained a dedicated owned fleet of 910 straight trucks, 318 tractors and 625 trailers as of September 30, 2015. Nearly all of our delivery vehicles are equipped with specialized equipment, including 1,109 truck-mounted forklifts, cranes, hydraulic booms and conveyors, which are necessary to deliver products to rooftop job sites in an efficient and safe manner and in accordance with our customers’ requirements.

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

All of our branches are connected to a common computer network via secure Internet connections or private data lines. We maintain redundant systems with transactional data getting replicated throughout each business day. We have the capability of electronically switching our operations to the disaster recovery system.

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

Employees

As of September 30, 2015, we had 3,366 employees, consisting of 833 in sales and marketing, 464 in branch management, including supervisors, 1,595 warehouse workers, helpers and drivers, and 474 general and administrative personnel. We believe that our employee relations are good. As of September 30, 2015, 28 employees were represented by labor unions.

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

We generally experience our peak working capital needs during the third quarter after we build our inventories following the winter season but before we begin collecting on most of our spring receivables. Our principal source of liquidity is our cash and cash equivalents and borrowings under our revolving credit facility, so our borrowings tend to be highest in the third quarter of our fiscal year.

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

We may not be able to effectively integrate newly acquired businesses into our operations or achieve expected cost savings or profitability from our acquisitions.

Our growth strategy includes acquiring other distributors of roofing materials and complementary products. Acquisitions involve numerous risks, including:

•	unforeseen difficulties in integrating operations, technologies, services, accounting and personnel;

•	diversion of financial and management resources from existing operations;

•	unforeseen difficulties related to entering geographic regions where we do not have prior experience;

•	potential loss of key employees;

•	unforeseen liabilities associated with businesses acquired; and

•	inability to generate sufficient revenue or realize sufficient cost savings to offset acquisition or investment costs.

As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits of such acquisitions and we may incur costs in excess of what we anticipate. These risks would likely be greater in the case of larger acquisitions.

We may not be able to successfully complete acquisitions on acceptable terms, which would slow our growth rate.

The acquisition of other distributors of roofing materials and complementary products is an important part of our growth strategy. We continually seek additional acquisition candidates in selected markets and from time to time engage in exploratory discussions with potential candidates. We are unable to predict whether or when we will be able to identify any suitable additional acquisition candidates, or the likelihood that any potential acquisition will be completed. If we cannot complete acquisitions that we identify on acceptable terms, it is unlikely that we will sustain the historical growth rates of our business.

An inability to obtain the products that we distribute could result in lost revenues and reduced margins and damage relationships with customers.

We distribute roofing and other exterior building materials that are manufactured by a number of major suppliers. Disruptions in our sources of supply may occur as a result of unanticipated demand or production or delivery difficulties. When shortages occur, roofing material suppliers often allocate products among distributors. Although we believe that our relationships with our suppliers are strong and that we would have access to similar products from competing suppliers should products be unavailable from current sources, any supply shortage, particularly of the most commonly sold items, could result in a loss of revenues and reduced margins and damage relationships with customers.

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

A change in vendor pricing and demand could adversely affect our income and gross margins.

Many of the products that we distribute are subject to price changes based upon manufacturers’ raw material costs and other manufacturer pricing decisions. For example, as a distributor of residential roofing supplies, our business is sensitive to asphalt prices, which are highly volatile and often linked to oil prices, as oil is a significant input in asphalt production. Shingle prices have been volatile in recent years, partly due to volatility in asphalt prices. Historically, we have generally been able to pass increases in the prices of shingles on to our customers. Although we often are able to pass on manufacturers’ price increases, our ability to pass on increases in costs depends on market conditions. The inability to pass along cost increases could result in lower operating margins. In addition, higher prices could impact demand for these products, resulting in lower sales volumes.

A change in vendor rebates could adversely affect our income and gross margins.

The terms on which we purchase products from many of our vendors entitle us to receive a rebate based on the volume of our purchases. These rebates effectively reduce our costs for products. If market conditions change, vendors may adversely change the terms of some or all of these programs. Although these changes would not affect the net recorded costs of product already purchased, it may lower our gross margins on products we sell and therefore the income we realize on such sales in future periods.

Cyclicality in our business and general economic conditions could result in lower revenues and reduced profitability.

A portion of the products we sell are for residential and non-residential construction. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including credit and capital availability, interest rates, foreclosure rates, housing inventory levels and occupancy, employment levels, consumer confidence and the health of the United States economy and mortgage markets. Economic downturns in the regions and markets we serve could result in lower revenues and, since many of our expenses are fixed, lower profitability. The challenging economic conditions in recent years, including tighter credit markets, have adversely affected demand for new residential and non-residential projects and, to a lesser extent, re-roofing projects, and may continue to negatively affect expenditures for roofing in the near term. Unfavorable changes in demographics, credit markets, consumer confidence, housing affordability, or housing inventory levels and occupancy, or a weakening of the United States economy or of any regional or local economy in which we operate could adversely affect consumer spending, result in decreased demand for our products, and adversely affect our business. In addition, instability in the economy and financial markets, including as a result of terrorism or civil or political unrest, may result in a decrease in housing starts, which would adversely affect our business.

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

Since we rely heavily on information technology both in serving our customers and in our enterprise infrastructure in order to achieve our objectives, we may be vulnerable to damage or intrusion from a variety of cyber-attacks including computer viruses, worms or other malicious software programs that may access our systems. Despite the precautions we take to mitigate the risks of such events, an attack on our enterprise information technology system could result in theft or disclosure of our proprietary or confidential information or a breach of confidential customer or employee information. Such events could have an adverse impact on revenue, harm our reputation, and cause us to incur significant legal liability and costs to address and remediate such events and related security concerns.

An impairment of goodwill and/or other intangible assets could reduce net income.

Acquisitions frequently result in the recording of goodwill and other intangible assets. At September 30, 2015, goodwill represented approximately 32% of our total assets. Goodwill is not amortized for financial reporting purposes and is subject to impairment testing at least annually using a qualitative approach.

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

In the future we may require equity or additional debt financing in order to consummate an acquisition, for additional working capital for expansion, or if we suffer more than seasonally expected losses. In the event such additional financing is unavailable to us on commercially attractive terms or at all, we may be unable to expand or make acquisitions or pursue other growth opportunities.

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

Major disruptions in the capital and credit markets could also lead to broader economic downturns, which could result in lower demand for our products and increased incidence of customers’ inability to pay their accounts. The majority of our net sales volume in fiscal year 2015 was facilitated through the extension of trade credit to our customers. Additional customer bankruptcies or similar events caused by such broader downturns may result in a higher level of bad debt expense than we have historically experienced. Also, our suppliers may be impacted, causing potential disruptions or delays of product availability. These events would adversely impact our results of operations, cash flows and financial position.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of November 1, 2015, we lease 352 facilities including our headquarters and other support facilities, throughout the United States and Canada, including 85 branches acquired in the acquisition of Roofing Supply Group (“RSG”) on October 1, 2015 (See Note 17 to the Consolidated Financial Statements). These leased facilities range in size from approximately 2,000 square feet to 137,000 square feet. In addition, we own 14 sales/warehouse facilities located in Manchester, New Hampshire; Reading, Pennsylvania; Montreal, Quebec (2); Sainte-Foy, Quebec; Delson, Quebec; Trois Rivieres, Quebec; Salisbury, Maryland; Hartford, Connecticut; Cranston, Rhode Island; Lancaster, Pennsylvania; Jacksonville, Florida; Easton, Maryland; and Manassas, Virginia. These owned facilities range in size from 11,500 square feet to 68,000 square feet. All of the owned properties are mortgaged to our senior lenders. We believe that our properties are in good operating condition and adequately serve our current business operations.

As of November 1, 2015, we operated 357 branches (including 85 RSG branches), a few with multiple leased facilities or combined facilities, and eight other facilities were located in the following states and provinces:

State	Number of Beacon Branches	Number of RSG Acquired Branches	Non-Branch Facilities
Alabama	5	3
Arizona	2	3
Arkansas	4	1
California	16	12
Colorado	10	2
Connecticut	2		1
Delaware	3
Florida	12	8
Georgia	8	3	1
Idaho		1
Illinois	7
Indiana	6
Iowa	2
Kansas	4	1
Kentucky	4	2
Louisiana	6	4
Maine	4
Maryland	14		1
Massachusetts	11
Michigan	2
Minnesota	3
Mississippi	2
Missouri	8	2
Montana	1
Nebraska	5	2
Nevada		1
New Hampshire	2
New Jersey	1
New Mexico	1	1
New York	2
North Carolina	13	3	2
Ohio	6	4
Oklahoma	3	1
Pennsylvania	26	2
Rhode Island	1
South Carolina	5	3
South Dakota	2
Tennessee	7	3
Texas	24	14
Utah	1	3
Vermont	1
Virginia	9	3	2
Washington		3
West Virginia	4
Wyoming	2

Subtotal— United States	251	85	7

Canadian Provinces
Alberta	3
British Columbia	4
Nova Scotia	1
Ontario	6		1
Quebec	5
Saskatchewan	2

Subtotal—Canada	21		1

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market (the “NASDAQ”) under the symbol “BECN”. The following table lists quarterly information on the price range of our common stock based on the high and low reported sale prices for our common stock as reported by NASDAQ for the periods indicated below:

	High	Low

Year ended September 30, 2014:

First quarter	$40.70	$34.09
Second quarter	$40.91	$35.50
Third quarter	$38.99	$33.00
Fourth quarter	$33.70	$24.96

Year ended September 30, 2015:

First quarter	$29.10	$24.17
Second quarter	$31.30	$23.21
Third quarter	$34.01	$29.72
Fourth quarter	$36.61	$30.08

There were 186 registered holders of record of our common stock as of November 1, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the fourth quarter of the fiscal year ended September 30, 2015.

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

The line graph assumes that $100 was invested in our common stock, the Nasdaq Index and the S&P 1500 Building Products Index on September 30, 2009. The closing price of our common stock on September 30, 2015 was $32.49. The stock price performance of Beacon Roofing Supply, Inc.’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

ITEM 6.    SELECTED FINANCIAL DATA

You should read the following selected financial information together with our financial statements and related notes and “Management’s discussion and analysis of financial condition and results of operations” also included in this Form 10-K. We have derived the statement of operations data for the years ended September 30, 2015, September 30, 2014 and September 30, 2013, and the balance sheet information at September 30, 2015 and September 30, 2014, from our audited financial statements included in this Form 10-K. We have derived the statements of operations data for the years ended September 30, 2012 and September 30, 2011, and the balance sheet data at September 30, 2013, September 30, 2012 and September 30, 2011, from our audited financial statements not included in this Form 10-K.

Statement of operations data

	2015	2014	2013	2012	2011
	(dollars in thousands, except per share amounts)
Net sales	$2,515,169	$2,326,905	$2,240,723	$2,043,658	$1,817,423
Cost of products sold	1,919,804	1,799,065	1,709,326	1,542,254	1,397,798
Gross profit	595,365	527,840	531,397	501,404	419,625
Operating expenses	478,284	428,977	401,676	357,732	315,883
Income from operations	117,081	98,863	129,721	143,672	103,742
Interest expense, financing costs and other	(11,037)	(10,095)	(8,247)	(17,173)	(13,364)
Income taxes	(43,767)	(34,922)	(48,867)	(50,934)	(31,158)
Net income	$62,277	$53,846	$72,607	$75,565	$59,220
Adjusted Net income*	$69,255	$53,846	$72,607	$75,565	$59,220

Net income per share:
Basic	$1.26	$1.09	$1.50	$1.62	$1.29
Diluted	$1.24	$1.08	$1.47	$1.58	$1.27

Adjusted Net income per share*:
Basic	$1.40	$1.09	$1.50	$1.62	$1.29
Diluted	$1.38	$1.08	$1.47	$1.58	$1.27

Weighted average shares outstanding:
Basic	49,578,130	49,227,466	48,472,240	46,718,948	45,919,198
Diluted	50,173,478	49,947,699	49,385,335	47,840,967	46,753,152

Other financial and operating data:
Depreciation and amortization	$34,842	$30,294	$30,415	$24,353	$25,060
Capital expenditures (excluding acquisitions)	$20,802	$37,239	$26,120	$17,404	$14,433
Number of branches at end of period	274	264	236	209	185

*Operating expenses for 2015 includes a non-recurring charge of $7.3 million ($7.0 million, net of taxes) for the recognition of certain transactional costs related to the RSG acquisition. Note: The Company’s management believes that “Adjusted net income” and “Adjusted net income per share”, which excludes non-recurring transaction costs related to the RSG acquisition, are useful to investors because it permits investors to better understand year-over-year changes in underlying operating performance. While management believes Adjusted Net Income and Adjusted Earnings per Share (EPS) are useful measures for investors, these are not measurements presented in accordance with United States generally accepted accounting principles (GAAP). You should not consider Adjusted Net Income and Adjusted Earnings per Share in isolation or as a substitute for net income and net loss per share or diluted earnings per share calculated in accordance with GAAP. See reconciliation of Non-GAAP Measure in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Balance sheet data

	September 30,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Cash and cash equivalents	$45,661	$54,472	$47,027	$40,205	$143,027
Total assets	$1,545,912	$1,433,896	$1,338,696	$1,216,982	$1,156,964
Borrowings under revolving lines of credit, current portions of long-term debt and other obligations	$27,560	$35,116	$62,524	$56,932	$15,605

Long-term debt, net of current portions:
Senior notes payable and other obligations	$174,375	$185,625	$196,875	$208,125	$301,544
Other long-term obligations	22,367	30,835	12,726	12,750	9,967
	$196,742	$216,460	$209,601	$220,875	$311,511

Stockholders’ equity	$883,116	$817,101	$754,356	$651,962	$538,427

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

Overview

We are the largest publicly traded distributor of residential and non-residential roofing materials in the United States, with leading positions in key metropolitan markets in both the United States and Canada. We are also a leading distributor of complementary building products, including siding, windows, and waterproofing systems for residential and non-residential building exteriors. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of contractors and, to a lesser extent, general contractors, homebuilders, retailers and building material suppliers. As of September 30, 2015, we operated 274 branches in 42 states throughout the United States and six provinces in Canada. On October 1, 2015, we acquired Roofing Supply Group, LLC (“RSG”), a leading roofing products distributor in a cash and stock transaction valued at approximately $1.1 billion. Headquartered in Dallas, Texas, RSG distributes roofing supplies and related materials from 83 locations across 24 states, including the key Western and Southern markets of California, Florida, Texas, and the Pacific Northwest with branches in Seattle and Spokane

We stock one of the most extensive assortments of high quality branded products in the industry with approximately 2,000 to 11,000 SKUs per branch available in inventory, enabling us to deliver products to serve nearly 53,000 customers on a timely basis. In fiscal year 2015, approximately 84% of our revenue was derived from roofing products and services. For the year ended September 30, 2015, we generated net sales of $2.5 billion.

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

Earnings in the fourth quarter of fiscal 2015 included a non-recurring charge of $7.3 million ($7.0 million net of taxes), or $0.14 diluted earnings per share, for the recognition of certain transactional costs related to the RSG acquisition. Earnings in the four quarters of fiscal 2014 included no one-time or non-recurring activities.

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. Our main acquisition strategy is to target market leaders in geographic areas that we do not service or that complement our existing operations in an area. The following transactions highlight our recent success delivering on our growth strategy:

•	We have continued to focus on organic greenfield growth with the opening of six new branches in 2015, 26 new branches in fiscal year 2014, 10 new branches in fiscal year 2013 and four new branches in fiscal year 2012. These 46 new branch locations in the past four years have allowed us to strategically penetrate deeper into many of our existing markets and enter into new markets. Although these new greenfield locations impact our operating cost structure in the near-term, we believe that our greenfields are strategically located within markets with strong dynamics and provide the opportunity to quickly establish our presence and gain local market share.

•	We have also continued to focus on growth through strategic acquisitions:

o	In June 2015, we acquired ProCoat Systems, Inc. (‘‘ProCoat’’), a distributor of residential and non-residential exterior building materials, including stucco, stone, waterproofing and concrete restoration. This acquisition strengthens our complementary product offerings both to our customers in the Denver and the surrounding markets. This acquisition also will allow Beacon to introduce ProCoat’s products to other Beacon locations across the country.
o	In October 2014, we acquired Applicators Sales & Service, a distributor of residential roofing, siding and windows products and related accessories, with four locations in Maine and one location in New Hampshire. This acquisition complemented an existing market in which we previously had operations, allowing us to capture more of the localized market share and, in addition, provides us with a high mix of complementary products.

o	In October 2014, we acquired Wholesale Roofing Supply, a distributor of residential roofing products and related accessories with a nine-acre facility located in Grand Prairie, Texas. This acquisition complemented an existing market in which we previously had operations, allowing us to capture more of the localized market share.
o	In August 2014, we acquired All Weather Products, a distributor of residential and non-residential roofing products and related accessories, with three locations in the western province of British Columbia, Canada. This acquisition complemented an existing market in which we previously had operations, allowing us to capture more of the localized market share.
o	In December 2012, we acquired Ford Wholesale Co. (‘‘Ford Wholesale’’) and Construction Materials Supply; both are distributors of residential and non-residential roofing and related accessories with a combined five locations in Northern California. These acquisitions provided entry into a new geographic market with no branch overlap with our existing operations.
o	In November 2012, we acquired McClure-Johnston, a distributor of residential and non-residential roofing products and related accessories, which was headquartered in the Pittsburgh area and had 14 branches at the time of acquisition, including eight in Pennsylvania, three in West Virginia, one in Western Maryland and two in Georgia. This acquisition complemented an existing market in which we previously had operations, allowing us to capture more of the localized market share.

General

We sell all materials necessary to install, replace and repair residential and non-residential roofs, including:

•	Shingles;

•	Single-ply roofing;

•	Metal roofing and accessories;

•	Modified bitumen;

•	Built up roofing;

•	Insulation;

•	Slate and tile;

•	Fasteners, coatings and cements; and

•	Other roofing accessories.

We also sell complementary building products such as:

•	Vinyl and fiber cement siding;

•	Doors, windows and millwork;

•	Wood and fiber cement siding;

•	Residential insulation; and

•	Waterproofing systems.

The following is a summary of our net sales by product group for the last three full fiscal years (“2015”, “2014” and “2013”). Percentages may not total due to rounding.

	Year Ended September 30,
	2015		2014		2013
	Net Sales	Mix	Net Sales	Mix	Net Sales	Mix
(dollars in thousands)
Residential roofing products	$1,236,397	49.2%	$1,108,516	47.7%	$1,100,508	49.1%
Non-residential roofing products	882,970	35.1%	876,032	37.6%	822,726	36.7%
Complementary building products	395,802	15.7%	342,357	14.7%	317,489	14.2%
	$2,515,169	100.0%	$2,326,905	100%	$2,240,723	100%

We have nearly 53,000 customers, none of which individually represent more than 2% of our total net sales. Many of our customers are small to mid-size contractors with relatively limited capital resources. We maintain strict credit review and approval policies, which has helped to keep losses from uncollectible customer receivables within our expectations. Bad debt expense in 2015, 2014, and 2013 was less than 0.1% of net sales.

Our expenses consist primarily of the cost of products purchased for resale, labor, fleet, occupancy, and selling and administrative expenses. We compete for business and may respond to competitive pressures at times by lowering prices in order to maintain our market share.

We opened six new branches in 2015, 26 new branches in 2014, and 10 new branches in 2013. While we slowed the pace of new branch openings following the economic downturn that began in 2007, we began increasing our greenfield activity in 2014 which we expect to continue through 2016 as part of our continued growth strategy. Typically, when we open a new branch, we transfer a certain level of existing business from an existing branch to the new branch. This allows the new branch to commence with a base business and also allows the existing branch to target other growth opportunities.

In managing our business, we consider all growth, including the opening of new greenfield branches, to be internal (organic) growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth, we include growth from existing and newly opened greenfield branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. When we refer to regions, we are referring to our geographic regions. At September 30, 2015, we had a total of 274 branches in operation. Our existing market calculations for 2015 include 264 branches and exclude acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. Acquired markets for 2015 include All Weather Products, Applicator Sales & Service, Wholesale Roofing Supply, and Procoat (See Note 4 to the Consolidated Financial Statements).

When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

Results of operations

The following discussion compares our results of operations for 2015, 2014 and 2013.

The following table presents information derived from our consolidated statements of operations expressed as a percentage of net sales for each of the respective the periods indicated. Percentages may not total due to rounding.

	Year ended September 30,
	2015	2014	2013

Net sales	100%	100%	100%
Cost of products sold	76.3	77.3	76.3
Gross profit	23.7	22.7	23.7
Operating expenses	19.0	18.4	17.9
Income from operations	4.7	4.2	5.8
Interest expense, financing costs and other	(0.4)	(0.4)	(0.4)
Income before provision for income taxes	4.2	3.8	5.4
Provision for income taxes	(1.7)	(1.5)	(2.2)
Net income	2.5%	2.3%	3.2%
Adjusted Net income*	2.8%	2.3%	3.2%

*Operating expenses for 2015 includes a non-recurring charge of $7.3 million ($7.0 million, net of taxes) for the recognition of certain transactional costs related to the RSG acquisition, which is 0.29% of sales. Management believes the Adjusted Net Income for 2015 provides a meaningful comparison to prior periods of operating results to adjust for the impact of the RSG Acquisition.

Adjusted Basic and Diluted Net Income Per Share ("Adjusted Net Income per Share")	Year Ended September 30, 2015
	(dollars in thousands)	EPS - Basic	EPS - Diluted	% of Sales
Net income	$62,277	$1.26	$1.24	2.5%
Company adjustments, net of income taxes:
RSG Acquisition non-recurring transaction costs	6,978	0.14	0.14	0.3%
Adjusted net income per share	$69,255	$1.40	$1.38	2.8%

Note: The Company’s management believes that “Adjusted net income” and “Adjusted net income per share”, which excludes non-recurring transaction costs related to the RSG acquisition, are useful to investors because it permits investors to better understand year-over-year changes in underlying operating performance. While management believes Adjusted Net Income and Adjusted Earnings per Share (EPS) are useful measures for investors, these are not measurements presented in accordance with United States generally accepted accounting principles (GAAP). You should not consider Adjusted Net Income and Adjusted Earnings per Share in isolation or as a substitute for net income and net loss per share or diluted earnings per share calculated in accordance with GAAP.

2015 compared to 2014

The following table presents a summary of our results of operations for 2015 and 2014, broken down by existing markets and acquired markets.

	Existing Markets		Acquired Markets		Consolidated
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Net sales	$2,429,511	$2,326,313	$85,658	$592	$2,515,169	$2,326,905
Gross profit	570,439	527,662	24,926	178	595,365	527,840
Gross margin	23.5%	22.7%	29.1%	30.0%	23.7%	22.7%
Operating expenses (1)	446,989	428,747	31,295	229	478,284	428,977
Operating expenses as a % of net sales	18.4%	18.4%	36.5%	38.7%	19.0%	18.4%
Operating income (loss)	$123,450	$98,914	$(6,370)	$(52)	$117,080	$98,863
Operating margin	5.1%	4.3%	(7.4)%	(8.7)%	4.7%	4.2%

(1)	In 2015, we recorded amortization expense for our acquired markets related to intangible assets recorded under purchase accounting of $4.5 million; there was none in 2014. In addition, operating expenses for acquired markets in 2015 included a non-recurring charge of $7.3 million ($7.0 million, net of taxes) for the recognition of certain transactional costs related to the RSG acquisition.

Net Sales

Consolidated net sales increased $188.3 million, or 8.1%, to $2.52 billion in 2015, from $2.33 billion in 2014. Existing market sales increased $103.2 million or 4.4%. Acquired market sales increased $85.1 million due primarily to the full year’s sales impact from the 2014 acquisitions, as well as the partial year impact from our 2015 acquisitions. There were 253 business days in both 2015 and 2014. We attribute the existing market sales increase primarily to the following factors:

•	increased demand in our residential and complementary products groups;
•	increased selling prices in our complementary products group;

•	six new greenfield branches opened in 2015, combined with 26 additional greenfield branches opened in fiscal 2014;

partially offset by:

•	lower direct sales activity; and
•	lower residential roofing average selling prices.

In 2015, we acquired eight branches, opened six new branches, and closed four branches. We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices declined 1% in 2015, compared to 2014, driven primarily by declines in residential selling prices which were down by approximately 2-3%, year over year. These declines were partially offset by continued increases in the average selling prices of complementary products which increased approximately 2% to 3%, year over year. Non-residential selling prices remained relatively flat (less than 1% movement). During the same period, net product costs of our residential roofing products decreased approximately 2% to 3%, non-residential product costs remained relatively flat (less than 1% movement), and complementary net product costs increased approximately 2%. Overall gross margins increased in YTD 2015 due to an improvement in gross margin in a complementary products group combined with favorable shift in sales mix to higher-margin residential and complementary products.

Existing market net sales by geographical region increased (decreased) as follows: Northeast 7.2%; Mid-Atlantic 3.7%; Southeast 5.1%; Southwest (3.3%); Midwest 7.1%; West 14.1%; and Canada (.2%). These variations were primarily caused by short-term factors such as local market conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

	2015		2014		Change		% Change Based On Average Sales Per Business Day
	Net Sales	Mix	Net Sales	Mix
(dollars in thousands)
Residential roofing products	$1,191,927	49.1%	$1,108,032	47.6%	$83,895	7.6%	7.6%
Non-residential roofing products	879,785	36.2%	875,996	37.7%	3,789	0.4%	0.4%
Complementary building products	357,799	14.7%	342,284	14.7%	15,515	4.6%	4.6%
	$2,429,511	100%	$2,326,312	100%	$103,199	4.4%	4.4%

For 2015, our acquired markets recognized sales of $44.5, $3.2 and $38.0 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The 2015 existing market sales of $2,429.5 million plus the total sales from acquired markets of $85.7 million agrees (rounded) to our reported total 2015 sales of $2,515.2 million.  For 2014, our acquired markets recognized sales of $0.5 million in residential roofing products, and less than $0.1 million for both non-residential roofing products and complementary building products. The 2014 existing market sales of $2,326.3 million plus the total sales from acquired markets of $0.6 million agrees (rounded) to our reported total 2014 sales of $2,326.9 million. Prior year sales by product group are presented in a manner consistent with the current year’s product classifications. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit for consolidated and existing markets were as follows:

	2015	2014	Change
(dollars in thousands)
Gross profit	$595,365	$527,840	$67,525		12.8%
Existing markets	570,439	527,662	42,777		8.1%

Gross margin	23.7%	22.7%		1.0%
Existing markets	23.5%	22.7%		0.8%

Our existing market gross profit increased $42.8 million, or 8.1%, in 2015, while our acquired market gross profit increased by $24.7 million, to $24.9 million. In 2015, our overall and existing market gross margins increased to 23.7%, from 22.7%, respectively, in 2014. The increased overall gross margins in YTD 2015 were due primarily to pricing increases across our complementary products as a result of increased demand and the impact of our acquisitions in fiscal 2015, combined with a favorable shift in our sales mix during YTD 2015 towards residential and complementary products, which generally have higher gross margins than our non-residential products.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expenses) compared to our warehouse sales, represented 16.4% and 18.2% of our net sales in 2015 and 2014, respectively. This decrease in the percentage of direct sales was primarily attributable to the lower mix of non-residential roofing product sales, as well as lower roofing sales to lumber yards and other building material suppliers which are more commonly facilitated by direct shipment. There were no material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expenses

Operating expenses for consolidated and existing markets were as follows:

	2015	2014	Change
(dollars in thousands)
Operating expenses	$478,284	$428,977	$49,307		11.5%
Existing markets	446,989	428,747	18,242		4.3%

Operating expenses as a % of sales	19.0%	18.4%		0.6%
Existing markets	18.4%	18.4%		0.2%

Operating expenses in our existing markets increased $18.2 million, or 4.3% in 2015, to $447.0 million, compared to $428.7 million in 2014, while our acquired markets expenses increased by $31.1 million to $31.3 million, which includes a non-recurring charge of $7.3 million ($7.0 million, net of taxes) in 2015 for the recognition of certain transactional costs related to the RSG acquisition. The following factors were the leading causes of the higher operating expenses in our existing markets:

•	as part of our strategic growth strategy, we opened 26 greenfield locations during fiscal 2014 and have added an additional six greenfield branches in 2015, which has driven incremental operating expense of $19.3 million over the prior year;

partially offset by:

•	a decrease in bad debt expense of $1.5 million.

In 2015, we expensed a total of $16.2 million for the amortization of intangible assets previously recorded under purchase accounting, compared to $14.1 million in 2014. Our existing market operating expenses as a percentage of the related net sales for both 2015 and 2014 was 18.4%.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other was $11.0 million in 2015, compared to $10.1 million in 2014. The Company uses derivative financial instruments to manage its exposure related to fluctuating cash flows from changes in interest rates. The impact of our interest rate derivative was to increase our interest expense, financing costs and other by $2.4 million and $2.3 million in 2015 and 2014, respectively.

Income Taxes

Income tax expense was $43.8 million in 2015, compared to $34.9 million in 2014. The increase was primarily due to an increase in pre-tax income as well as an increase in our effective rate to 41.27% in 2015, compared to 39.3% in YTD 2014, which was primarily driven by expense from non-deductible professional fees related to the RSG acquisition that closed on October 1, 2015. We expect our future effective annual income tax rate to average approximately 39.0% to 40.0%, excluding any discrete items.

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

Net Sales

Consolidated net sales increased $86.2 million, or 3.8%, to $2.33 billion in 2014 from $2.24 billion in 2013. Existing market sales increased $62.2 million or 2.9%. Acquired market sales increased $23.9 million due primarily to the full year’s sales impact from the 2013 acquisitions, as well as the partial year impact from our 2014 acquisitions. There were 253 business days in both 2014 and 2013. We attribute the existing market sales increase primarily to the following factors:

•	increased demand in our non-residential and complementary products groups; and

•	26 new greenfield branches opened in 2014 and 10 in 2013;

partially offset by:

•	softer demand in our residential products group during the first half of 2014 due to the extended wetter weather, increased winter storm activity and colder temperatures that most of our markets experienced; and

•	lower residential and non-residential roofing average selling prices during 2014, compared to 2013.

In 2014, we acquired three branches, opened 26 new branches, and closed two branches. We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices declined across our residential and non-residential roofing products lines during 2014, compared to 2013, with residential roofing products down approximately 2.7% and non-residential roofing products down approximately 1.1%. Selling prices for our complementary building products were relatively flat year over year. During the same period, net product costs of residential roofing products declined approximately 2.6%, non-residential roofing products declined approximately 0.4%, and complementary building product prices declined approximately 0.5%. The lower gross margins in 2014 (below) are an indicator that the deflation in our net product costs was less than the impact from the decrease in our average selling prices. Overall, year over year declines in selling prices are estimated to have adversely impacted existing net sales by approximately $38 million in 2014, compared to 2013.  We were able to fully offset the overall pricing impact with year over year increases in unit volume which we estimate contributed to an increase in net sales of approximately $100 million.

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

Our existing market gross profit declined $7.3 million, or (1.4%), in 2014, while our acquired market gross profit increased by $3.8 million, to $28.9 million. In 2014, our overall and existing market gross margins declined in 2014 to 22.7%, from 23.7%, respectively, in 2013. The lower overall gross margins in 2014 were due primarily to pricing pressure across our residential and non-residential roofing products as a result of soft demand, combined with a shift in our sales mix during 2014 towards higher direct non-residential product sales, which generally have lower gross margins than our other products. Additionally, gross margins were adversely impacted by a decline in higher-margin residential roofing product sales in 2014 as a result of the earlier onset of winter weather, the extended wetter weather, increased winter storm activity and colder temperatures during the first half of 2014 in most of our markets compared to last year.

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

Certain quarterly financial data

The following table sets forth certain unaudited quarterly data for the fiscal years 2015 and 2014 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends. Totals may not total due to rounding.

	2015				2014
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(unaudited; dollars in millions, except per share data)
Net sales	$596.0	$413.2	$718.2	$787.7	$552.1	$384.9	$663.4	$726.5
Gross profit	137.6	96.8	169.4	191.6	126.9	86.8	150.8	163.3
Income (loss) from operations	23.8	(14.2)	47.7	58.6	27.1	(17.2)	45.8	43.2
Net income (loss)	$12.9	$(9.8)	$28.3	$30.8	$15	$(12.1)	$26.8	$24.1

Earnings (loss) per share - basic	$0.26	$(0.20)	$0.57	$0.62	$0.31	$(0.25)	$0.54	$0.49
Earnings (loss) per share - fully diluted	$0.26	$(0.20)	$0.56	$0.61	$0.30	$(0.25)	$0.54	$0.48

Quarterly sales as % of year’s sales	23.7%	16.4%	28.6%	31.3%	23.7%	16.6%	28.5%	31.2%
Quarterly gross profit as % of year’s gross profit	23.1%	16.3%	28.5%	32.2%	24.0%	16.5%	28.6%	30.9%
Quarterly income (loss) from operations as % of year’s income from operations	20.3%	(12.1)%	40.7%	50.1%	27.4%	(17.4)%	46.3%	43.7%

Earnings in the fourth quarter of fiscal 2015 included a non-recurring charge of $7.3 million ($7.0 million net of taxes), or $0.14 diluted earnings per share, for the recognition of certain transactional costs related to the RSG acquisition. Earnings in the four quarters of fiscal 2014 included no one-time or non-recurring activities.

Impact of inflation

We believe that our results of operations are not materially impacted by moderate changes in the economic inflation rate. In general, we have historically been successful in passing on price increases from our vendors to our customers in a timely manner. In 2014, continued soft demand in the market drove down pricing to end customers. We also experienced declines in costs from vendors, although not enough to offset customer pricing declines. In 2015 however, we were able to offset selling price declines with lower product costs and favorable product mix, largely from greenfields implemented since 2013 and acquisitions made during 2015. As result of the aforementioned items, we recognized an increase in margin from 2014 improving to 23.7% from 22.7%.

Liquidity and capital resources

We had cash and cash equivalents of $45.7 million at September 30, 2015, compared to $54.5 million at September 30, 2014. Our net working capital was $469.4 million at September 30, 2015, compared to $462.1 million at September 30, 2014.

2015 compared to 2014

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization and the effect of working capital changes. Our net cash provided by operating activities was $109.3 million in 2015, compared to $55.5 million in 2014. Cash from operations increased $53.9 million due primarily to the increase in net income of $8.4 million and an increase of cash provided by working capital changes of $25.7 million, net of the impact of businesses acquired, and an increase in deferred taxes of $14.6 million.

Investing activities consisted primarily of strategic acquisitions, as well as capital expenditures for growth and maintenance. Net cash used in investing activities was $104.7 million in 2015 compared to $37.3 million used in 2014. Capital expenditures were $20.8 million in 2015 compared to $37.2 million in 2014. In addition, we spent $85.3 million on acquisitions in 2015, compared to $1.5 million in 2014. We currently expect fiscal year 2016 capital expenditures to total approximately1.0% of net sales, mostly dependent upon our sales volume and exclusive of the impact of new branch openings.

Financing activities consisted primarily of borrowings and repayments related to the Revolver, Term Loan and equipment financing facilities, as well as fees and expenses paid in connection with our Credit Facility. Net cash used in financing activities was $12.7 million in 2015 compared to net cash used of $9.8 million in 2014. In 2015, we had net repayments of $5.4 million under our revolving credit facilities and made scheduled repayments of $11.3 million under our term loan, compared to net repayments of $27.6 million under our revolving credit facilities and scheduled repayments of $11.3 million under our term loan in 2014. Additionally, in 2015 we made scheduled repayments of $5.6 million under our equipment financing facilities. This compares to borrowings of $25.4 million and repayments of $5.0 million in 2014. Stock option exercises provided for proceeds of $7.9 million in 2015 compared to $7.7 million in 2014.

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

Capital Resources

Our principal source of liquidity at September 30, 2015 was our cash and cash equivalents of $45.7 million and our available borrowings of $320.1 million under revolving lines of credit, which takes into account all of the debt covenants under the Credit Facility (see below), including the maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio. Borrowings outstanding under the revolving lines of credit in the accompanying balance sheet at September 30, 2015 and September 30, 2014 were classified as short-term debt as we had the intent at both dates to pay off such amounts within 12 months. This was because we paid off the September 30, 2014 borrowings in 2015, and the borrowings for 2015 were paid off on October 1, 2015.

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

Our primary capital needs are for working capital obligations and other general corporate purposes, including acquisitions and capital expenditures. Our primary sources of working capital are cash from operations and cash equivalents, supplemented by bank borrowings. In the past, we have paid for acquisitions from cash on hand or financed them initially through increased bank borrowings, the issuance of common stock and/or other borrowings. We then repay any such borrowings with cash flows from operations. We have funded our past capital expenditures through increased bank borrowings, including equipment financing, or through capital leases, and then have reduced these obligations with cash flows from operations. On October 1, 2015, we refinanced our current bank borrowings and issued new debt to finance the RSG acquisition. See Note 17 of the Consolidated Financial Statements.

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

Monitoring and Assessing Collectability of Accounts Receivable

We perform periodic credit evaluations of our customers and typically do not require collateral, although we typically obtain payment and performance bonds for any type of public work and have the ability to lien projects under certain circumstances. Consistent with industry practices, we require payment from most customers within 30 days, except for sales to our non-residential roofing contractors, which we typically require to pay in 60 days.

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

We still pursue collection of amounts written off in certain circumstances and credit the allowance for any subsequent recoveries. Over the past three years, annual bad debt expense has averaged between 0.03% and 0.07% of net sales. In 2015, bad debt expense was 0.03% of net sales. The continued reduction in bad debt expense year over year is primarily attributed to the continued strengthening of the economy and credit environment.

Indebtedness

We currently have the following credit facilities:

•	A senior secured credit facility in the United States;

•	A Canadian senior secured credit facility; and

•	An equipment financing facility.

Senior Secured Credit Facility

On April 5, 2012, we replaced our prior credit facility with a new five-year senior secured credit facility that includes a $550 million United States credit facility (individually, the “U.S. Credit Facility”) and a C$15 million ($11.2 million at September 30, 2015) Canadian credit facility (individually, the “Canadian Revolver”) with Wells Fargo Bank, National Association, and a syndicate of other lenders (combined, the “Credit Facility”). We paid off debt of $304.0 million that was outstanding under the prior credit facility with the proceeds from the Credit Facility and from approximately $79 million of cash on hand. The $550 million U.S Credit Facility consists of a revolving credit facility of $325 million (the “U.S. Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $225 million term loan (the “Term Loan”). The Term Loan has required amortization of 5% per year that is payable in quarterly installments, with the balance due on March 31, 2017. We may increase the Credit Facility by up to $200 million under certain conditions. There were no outstanding borrowings under the U.S. Revolver at September 30, 2015; there was C$15.0 million ($11.2 million) and $185.6 million outstanding under the Canadian Revolver and Term Loan, respectively, at September 30, 2015. There were $4.9 million of outstanding standby letters of credit at September 30, 2015. As of October 1, 2015, we refinanced our existing debt into $300 million aggregate principal amount of 6.375% Senior Notes due 2023, borrowings under a $450 million Term Loan B LIBOR based facility due 2022, and a $700 million asset based lending revolving credit facility.

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

As of September 30, 2015, there were no outstanding borrowings under the U.S. Revolver, while outstanding borrowings under the Canadian Revolver carried an interest rate equal to the Canadian Prime rate, plus 1.00% (3.70% at September 30, 2015). Borrowings under the Term Loan carried an interest rate equal to the Base Rate, plus 1.00% (4.25% at September 30, 2015).

Financial covenants under the Credit Facility are as follows:

Maximum Consolidated Total Leverage Ratio

On the last day of each fiscal quarter, our Consolidated Total Leverage Ratio (the ratio of our outstanding debt to our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation), as more fully defined in the Credit Facility, must not be greater than 3.50:1.0, or 4.00:1.0 under a one-time request by us subsequent to an acquisition that meets the requirements under the Credit Facility. At September 30, 2015, this ratio was 1.41:1.

Minimum Consolidated Interest Coverage Ratio

On the last day of each fiscal quarter, our Consolidated Interest Coverage Ratio (the ratio of our trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation to our cash interest expense for the same period), as more fully defined in the Credit Facility, must not be less than 3.00:1.0. At September 30, 2015, this ratio was 17.05:1.

At September 30, 2014, we were in compliance with these covenants.

Substantially all of our assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

Equipment Financing Facilities

As of September 30, 2015, there was a total of $25.5 million outstanding under prior equipment financing facilities, with fixed interest rates ranging from 2.33% to 4.49% and payments due through September 2021. The Company’s prior equipment financing facility matured on October 1, 2014.

Contractual Obligations

At September 30, 2015, contractual obligations were as follows (in millions):

	Fiscal Year Ended September 30,
(dollars in millions)	2016	2017	2018	2019	2020	Thereafter
Senior bank debt and revolver	$22.5	$174.4	$0.0	$0.0	$0.0	$0.0
Equipment financing	5.1	5.0	4.2	4.3	4.3	2.6
Operating leases	37.3	31.1	24.4	19.2	13.2	21.8
Interest (1)	7.7	4.5	0.4	0.2	0.1	0.0
Non-cancelable purchase obligations (2)	-	-	-	-	-	-
Total	$72.6	$53.6	$206.7	$20.3	$15.7	$26.3

(1)	Interest payments reflect all currently scheduled amounts along with projected amounts to be paid under the senior bank debt as calculated using the current LIBOR rate at September 30, 2015 for all future periods.
(2)	In general, we purchase products under purchase obligations that are cancelable by us without cost or expire after 30 days.

Capital Expenditures

We incurred capital expenditures of $20.8, $37.2, and $26.1 million in 2015, 2014, and 2013, respectively. In 2015, most of our capital expenditures focused on upgrading our distribution fleet of straight trucks which are equipped with specialized equipment, including cranes, hydraulic booms and conveyors. Historically, over 80% of our capital expenditures have generally been made for transportation and material handling equipment. We currently expect fiscal year 2016 capital expenditures to total approximately1.0% of net sales, mostly dependent upon our sales volume and exclusive of the impact of new branch openings.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include future expected cash flows from customer relationships and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

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

Vendor Rebates

Typical arrangements with our vendors provide for us to receive a rebate of a specified amount after we achieve any of a number of measures generally related to the volume of our purchases over a period of time. These rebates are recorded as a reduction of inventory and reduction of cost of sales in the period in which we sell the product. Throughout the year, we estimate the amount of rebates receivable for the periodic programs based upon the expected level of purchases. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels. Historically, our actual rebates have been within our expectations used for our estimates. If we fail to achieve a measure which is required to obtain a vendor rebate, we will have to record a charge in the period in which we determine the criteria or measure for the vendor rebate will not be met to the extent the vendor rebate was estimated and included as a reduction to cost of sales.

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

We generally recognize revenue at the point of sale or upon delivery to the customer’s site. For goods shipped by third party carriers, we recognize revenue upon shipment since the terms are FOB shipping point. Approximately 84% of our revenues are for products delivered by us or picked up by our customers at our facilities, which provides for timely and accurate revenue recognition.

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

At September 30, 2015, we had $185.6 and $11.2 million of outstanding term loans and revolver borrowings, respectively, under our Credit Facility, and $25.5 million of equipment financing outstanding. Borrowings under our credit facility incur interest on a floating rate basis while borrowings under our equipment lease facilities incur interest on a fixed rate basis. In connection with the placement of our Credit Facility, we entered into an interest rate swap with a notional amount equal to our outstanding term loan that effectively converts our floating rate interest under the term loan to a fixed rate of 1.38%. In consideration of our hedging instruments, as of September 30, 2015, only the $11.2 million of borrowings under our revolvers were subject to variable floating interest rates.

As of September 30, 2015, our weighted-average effective interest rate was 3.38% on total debt outstanding, compared to 3.35% on total debt outstanding at September 30, 2014. At September 30, 2015, a hypothetical 10% increase in interest rates in effect at that date would have increased annual interest expense by approximately $0.05 million.

As discussed above, we enter into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. The swap agreements discussed below are to effectively exchange variable-rate for fixed-interest rate payments over the life of the agreements. The aggregate fair value of these swaps represented an unrealized loss of $2.4 million at September 30, 2015.

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

We use interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. As noted above, as of September 30, 2015 our outstanding interest rate derivative instruments included a $185.6 million interest rate swap with interest payments at a fixed rate of 1.38%. This interest rate swap is designated as a cash flow hedge and amortizes at $2.8 million per quarter and expires on March 31, 2017.

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

We record any differences paid or received on its interest rate hedges as adjustments to interest expense, financing costs and other. The table below presents the combined fair values of the interest rate derivative instruments:

		Unrealized Losses
	Location on	September 30,	September 30,	Fair Value
Instrument	Balance Sheet	2015	2014	Hierarchy
		(dollars in thousands)
Designated interest rate swaps (effective)	Accrued expenses	$2,358	$2,124	Level 2

The fair values of the interest rate hedges were determined through the use of pricing models, which utilize verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (OCI):

(dollars in thousands)	2015	2014	2013
Amount of Gain (Loss) Recognized in OCI (net of tax)
Designated interest rate swaps	$(138)	$972	$1,399
Non-designated interest rate swaps (reclassified from accumulated OCI)	-	-	-

We did not have any gain or loss amounts on the interest rate derivative instruments recognized in interest expense, financing costs, and other for the years ended September 30, 2015 and 2014, and $7,000 in 2013.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 7.3% of our revenues in 2015 were derived from sales to customers in Canada. This business is primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect revenues, net income and cash flows. We do not enter into financial instruments to manage this foreign currency exchange risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEACON ROOFING SUPPLY, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Beacon Roofing Supply, Inc.

We have audited the accompanying consolidated balance sheets of Beacon Roofing Supply, Inc. (the Company) as of September 30, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon Roofing Supply, Inc. at September 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Beacon Roofing Supply, Inc.’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 24, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

November 24, 2015

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	September 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$45,661	$54,472
Accounts receivable, less allowance of $6,298 and $8,510 at September 30, 2015 and September 30, 2014, respectively	399,732	360,802
Inventories, net	320,999	301,626
Prepaid expenses and other current assets	97,928	66,828
Deferred income taxes	2,309	14,610
Total current assets	866,629	798,338

Property and equipment, net	90,405	88,565
Goodwill	496,415	466,206
Intangibles, net	87,055	72,266
Other assets, net	5,408	8,521
TOTAL ASSETS	$1,545,912	$1,433,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$244,891	$220,834
Accrued expenses	124,794	80,285
Borrowings under revolving lines of credit	11,240	18,514
Current portions of long-term obligations	16,320	16,602
Total current liabilities	397,245	336,235

Senior notes payable, net of current portion	174,375	185,625
Deferred income taxes	68,809	64,100
Long-term obligations under equipment financing and other, net of current portion	22,367	30,835
Total liabilities	662,796	616,795

Commitments and contingencies

Stockholders’ equity:
Common stock (voting); $0.01 par value; 100,000,000 shares authorized; 49,790,743 issued and outstanding at September 30, 2015; and 49,392,774 issued and outstanding at September 30, 2014	497	493
Undesignated Preferred Stock; 5,000,000 shares authorized, none issued or outstanding	-	-
Additional paid-in capital	345,934	328,059
Retained earnings	557,405	495,128
Accumulated other comprehensive income (loss)	(20,720)	(6,579)
Total stockholders’ equity	883,116	817,101
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,545,912	$1,433,896

See accompanying notes.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended September 30,
	2015	2014	2013
Net sales	$2,515,169	$2,326,905	$2,240,723
Cost of products sold	1,919,804	1,799,065	1,709,326
Gross profit	595,365	527,840	531,397
Operating expenses	478,284	428,977	401,676
Income from operations	117,081	98,863	129,721
Interest expense, financing costs and other	11,037	10,095	8,247
Income before provision for income taxes	106,044	88,768	121,474
Provision for income taxes	43,767	34,922	48,867
Net income	$62,277	$53,846	$72,607

Net income per share:
Basic	$1.26	$1.09	$1.50
Diluted	$1.24	$1.08	$1.47

Weighted average shares used in computing net income per share:
Basic	49,578,130	49,227,466	48,472,240
Diluted	50,173,478	49,947,699	49,385,335

See accompanying notes.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended September 30,
	2015	2014	2013
Net income	$62,277	$53,846	$72,607
Other comprehensive income/(loss):
Foreign currency translation adjustment	(14,003)	(7175)	(4,401)
Unrealized (loss)/gain due to change in fair value of derivatives, net of tax expense of $(76), $635 and $868, respectively	(138)	972	1,399
Total other comprehensive income (loss), net of tax	(14,141)	(6,203)	(3,002)
Total comprehensive income	$48,136	$47,643	$69,605

See accompanying notes.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

					Accumulated
	Common Stock		Additional		Other	Total
	Number		Paid-in	Retained	Comprehensive	Stockholders’
	of Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at September 30, 2011	46,154,107	462	248,260	293,110	(3,405)	538,427

Issuance of common stock	1,513,040	15	24,051			24,066
Stock-based compensation			7,873			7,873
Net income				75,565		75,565
Foreign currency translation adjustment					5,283	5,283
Unrealized gain on financial derivatives, net					748	748
Balances at September 30, 2012	47,667,147	477	280,184	368,675	2,626	651,962

Issuance of common stock	1,231,475	11	23,512			23,523
Stock-based compensation			9,266			9,266
Net income				72,607		72,607
Foreign currency translation adjustment					(4,401)	(4,401)
Unrealized gain on financial derivatives, net					1,399	1,399
Balances at September 30, 2013	48,898,622	488	312,962	441,282	(376)	754,356

Issuance of common stock	494,152	5	7,675			7,680
Stock-based compensation			7,422			7,422
Net income				53,846		53,846
Foreign currency translation adjustment					(7,175)	(7175)
Unrealized gain on financial derivatives, net					972	972
Balances at September 30, 2014	49,392,774	$493	$328,059	$495,128	$(6,579)	$817,101

Issuance of common stock	397,969	4	7,939			7,943
Stock-based compensation			9,936			9,936
Net income				62,277		62,277
Foreign currency translation adjustment					(14,003)	(14,003)
Unrealized gain on financial derivatives, net					(138)	(138)
Balances at September 30, 2015	49,790,743	497	345,934	557,405	(20,720)	883,116

See accompanying notes.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended September 30,
	2015	2014	2013
Operating activities
Net income	$62,277	$53,846	$72,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,862	30,294	30,415
Stock-based compensation	9,936	7,422	9,266
Certain interest expense and other financing costs	(1,450)	816	(1,541)
Gain on sale of fixed assets	(1,107)	(1,323)	(1,487)
Deferred income taxes	17,634	3,078	4,416
Other	263	129	-
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(33,251)	(32,984)	(22,790)
Inventories	(9,203)	(50,846)	(16,033)
Prepaid expenses and other assets	(17,119)	(4,790)	8,343
Accounts payable and accrued expenses	46,498	49,855	(4,703)
Net cash provided by operating activities	109,340	55,497	78,493

Investing activities
Purchases of property and equipment	(20,802)	(37,239)	(26,120)
Acquisition of businesses	(85,301)	(1,514)	(64,606)
Proceeds from sales of assets	1,389	1,437	1,235
Net cash used in investing activities	(104,714)	(37,316)	(89,491)

Financing activities
Borrowings under revolving lines of credit	560,634	497,500	455,576
Payments under revolving lines of credit	(566,007)	(525,126)	(449,280)
Borrowings under equipment financing facilities and other	-	25,377	3,993
Repayments under equipment financing facilities and other	(5,553)	(5,009)	(4,549)
Borrowings under senior term loan	-	-	-
Repayments under senior term loan	(11,250)	(11,250)	(11,250)
Proceeds from exercise of options	7,943	7,680	18,579
Excess tax benefit from equity-based compensation	1,526	1,030	4,944
Net cash (used in) provided by financing activities	(12,707)	(9,798)	18,013

Effect of exchange rate changes on cash	(730)	(938)	(193)
Net increase (decrease) in cash and cash equivalents	(8,811)	7,445	6,822
Cash and cash equivalents, beginning of year	54,472	47,027	40,205
Cash and cash equivalents, end of year	$45,661	$54,472	$47,027
Supplemental cash flow information
Cash paid during the year for:
Interest	$8,276	$9,312	$12,012
Income taxes, net of refunds	$23,198	$23,478	$29,680

See accompanying notes.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2015

(dollars in thousands, except per share data or otherwise indicated)

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

Fiscal Year

The fiscal years presented are the years ended September 30, 2015 (“2015”), September 30, 2014 (“2014”), and September 30, 2013 (“2013”). Each of the Company’s first three quarters ends on the last day of the calendar month.

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

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2015

(dollars in thousands, except per share data or otherwise indicated)

The Company’s arrangements with vendors typically provide for rebates after it makes a special purchase and/or monthly, quarterly and/or annual rebates of a specified amount of consideration payable when a number of measures have been achieved. Annual rebates are generally related to a specified cumulative level of purchases on a calendar-year basis. The Company accounts for such rebates as a reduction of the inventory value until the product is sold, at which time such rebates reduce cost of sales in the consolidated statements of operations. Throughout the year, the Company estimates the amount of the periodic rebates based upon the expected level of purchases. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels. Amounts due from vendors under these arrangements as of September 30, 2015 and September 30, 2014 totaled $76.8 million and $58.4 million, respectively, and are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment acquired in connection with acquisitions are recorded at fair value as of the date of the acquisition and depreciated utilizing the straight-line method over the estimated remaining lives. All other additions are recorded at cost, and depreciation is computed using the straight-line method over the following estimated useful lives:

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include future expected cash flows from customer relationships and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

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

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2015

(dollars in thousands, except per share data or otherwise indicated)

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

Shipping and Handling Costs

The Company classifies shipping and handling costs, consisting of driver wages and vehicle expenses, as operating expenses in the accompanying consolidated statements of operations. Shipping and handling costs were approximately $120.8 million in 2015, $111.6 million in 2014 and $103.5 million in 2013.

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

Concentrations of Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company’s accounts receivable are primarily from customers in the building industry located in the United States and Canada. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base. The Company performs credit evaluations of its customers; however, the Company’s policy is not to require collateral. At September 30, 2015 and 2014, the Company had no significant concentrations of credit risk.

The Company purchases a major portion of its products from a small number of vendors. Approximately two-thirds of the Company’s total cost of inventory purchases was made from 19 vendors in 2015, 12 vendors in 2014, and 11 vendors in 2013.In addition, more than 10% of the total cost of purchases was made from two vendors in 2015, and from each of three vendors in 2014 and 2013.

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

Amortizable and Other Intangible Assets

The Company amortizes its identifiable intangible assets, currently consisting of non-compete agreements and customer relationships because these assets have finite lives. Non-compete agreements are amortized on a straight-line basis over the terms of the associated contractual agreements; customer relationship assets are amortized on an accelerated basis based on the expected cash flows generated by the existing customers; and deferred financing costs are amortized over the lives of the associated financings using the effective interest method. Certain trademarks are not amortized because they have indefinite lives. The Company evaluates its trademarks for impairment on an annual basis based on the fair value of the underlying assets.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2015

(dollars in thousands, except per share data or otherwise indicated)

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

Based on management’s evaluation performed as of August 31, 2015, the Company concluded that there were no indicators of impairment and therefore it was more likely than not that the fair value of the goodwill and indefinite-lived intangible assets exceeded the net carrying amount and there was no reason to perform the two-step impairment test. For the evaluation of trademarks, the main factor reviewed was the revenue base, which was relied upon in applying the royalty savings method at inception, to be derived from covered product sales made under the trademarks. The Company also reviewed the latest projected revenues. In addition, there have been no specific events or circumstances that management believes have negatively affected the value of the trademarks.

Goodwill

The Company tests goodwill for impairment in the fourth quarter of each fiscal year or at any other time when impairment indicators exist. Examples of such indicators include a significant change in the business climate, unexpected competition, loss of key personnel or a decline in the Company’s market capitalization below the Company’s net book value.

The Company performs a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test for all or selected reporting units. Based on the results of the qualitative assessment, the Company is only required to perform Step 1 of the annual impairment test for a reporting unit if the company concludes that it is more likely than not that the unit’s fair value is less than its carrying amount.

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

Based on the Company’s evaluation at August 31, 2015, it was determined that all of the Company’s components exhibited similar economic characteristics and therefore the components were aggregated into a single reporting unit (collectively the “Reporting Unit”).

The Company concluded that the fair value of the Reporting Unit has more likely than not exceeded its respective carrying value at the goodwill measurement date. This position is consistent with the 2015 operating results in which sales for the Reporting Unit exceeded those in the prior year by 8.1%. In addition, gross profit, as compared to prior year, increased by 12.8%. The increase in the gross margin reflects pricing increases across the Company’s complementary products as a result of increased demand and the impact of our acquisitions in fiscal 2015, combined with a favorable shift in our sales mix in 2015 towards residential and complementary products, which generally have higher gross margins than our non-residential products. The Company’s analysis further noted the total market capitalization exceeded the Company’s carrying value by approximately 106% at August 31, 2015. This compares to 73% and 140% for that same measure at August 31, 2014 and 2013, respectively. In addition, we did not identify any macroeconomic or industry conditions or cost related factors that would indicate the fair value of the Reporting Unit was more likely than not to be less than its respective carrying value.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2015

(dollars in thousands, except per share data or otherwise indicated)

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

The Company recorded stock-based compensation expense of $9.9 million ($5.8 million, net of tax) or $0.12 per basic share and per diluted share in 2015, $7.4 million ($4.5 million, net of tax) or $0.09 per basic share and per diluted share in 2014, and $9.3 million ($5.6 million, net of tax) or $0.11 per basic share and per diluted share in 2013. At September 30, 2015, the Company had $24.3 million of excess tax benefits available for potential deferred tax write-offs related to previously recognized stock-based compensation.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

	September 30,	September 30,
	2015	2014
Foreign currency translation adjustment	$(19,293)	$(5,290)

Unrealized loss on financial derivatives	(2,344)	(2,130)
Tax effect	917	841
Unrealized loss on financial derivatives, net	(1,427)	(1,289)
Accumulated other comprehensive (loss) gain	$(20,720)	$(6,579)

Net Income per Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and conversion of restricted stock units.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2015

(dollars in thousands, except per share data or otherwise indicated)

The following table reflects the calculation of weighted average shares outstanding for each period presented:

	Year Ended September 30,
	2015	2014	2013
Weighted-average common shares outstanding for basic	49,578,130	49,227,466	48,472,240
Effect of dilutive securities:
Stock option awards	481,039	605,487	814,802
Restricted share awards	114,309	114,746	98,293
Weighted-average shares assuming dilution	50,173,478	49,947,699	49,385,335

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.

	Year Ended September 30,
	2015	2014	2013
Stock options awards	1,313,689	925,003	1,558,114
Restricted stock awards	—	21,321	137,091

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

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2015

(dollars in thousands, except per share data or otherwise indicated)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. ASU 2014-09 clarifies the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, which is effective for the Company beginning October 1, 2018, the first day of the Company’s 2019 fiscal year. The Company is currently evaluating the impact of this accounting guidance and does not expect any significant impact on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. This ASU also requires management to disclose certain information depending on the results of the going concern evaluation. The provisions of this ASU are effective for annual periods ending after December 15, 2016, including interim reporting periods therein, which are effective for the Company beginning October 1, 2016, the first day of the Company’s 2017 fiscal year. The Company is currently evaluating the impact of this accounting guidance and does not expect any significant impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, and early adoption is permitted. The provisions of ASU 2015-03 are not expected to have a material effect on the Company’s financial condition.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies to inventory valued at first-in, first-out (FIFO) or average cost. ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value, rather than at the lower of cost or market. ASU 2015-11 is effective on a prospective basis for annual periods, including interim reporting periods within those periods, beginning after December 15, 2016. The Company reports inventory on an average-cost basis and thus will be required to adopt the standard; however, the provisions of ASU 2015-11 are not expected to have a material effect on the Company’s financial condition.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. In addition, separate presentation on the face of the income statement or disclosure in the notes is required regarding the portion of the adjustment recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is to be applied prospectively for measurement period adjustments that occur after the effective date. ASU 2015-16 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, and early adoption is permitted and the Company intends to adopt in fiscal year 2016. Since it is prospective, the impact of ASU 2015-16 on the Company’s financial condition and earnings will depend upon the nature of any measurement period adjustments identified in future periods.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2015

(dollars in thousands, except per share data or otherwise indicated)

3. Goodwill, Intangibles and Other Assets

A summary of changes in the Company’s goodwill during the years ended September 30, 2015 and 2014 is as follows (in thousands):

	September 30, 2013	Acquisitions	Dispositions	Translation and Other Adjustments	September 30, 2014	Acquisitions	Dispositions	Translation and Other Adjustments	September 30, 2015
Goodwill	469,203	-	-	(2,997)	466,206	34,465	-	(4,256)	496,415

There have been no impairments of our goodwill.

Intangibles and other assets, included in other long-term assets, consisted of the following:

	September 30,	September 30,	Weighted Average Remaining
	2015	2014	Life
Amortizable intangible assets:
Non-compete agreements	$2,824	$2,824	4.25
Customer relationships	191,852	162,599	15.10
Trademarks	1,100		4.28
Beneficial lease arrangements	610	610
	196,386	166,033
Less: accumulated amortization	(119,081)	(101,727)
	77,305	64,306
Amortizable other assets:
Deferred financing costs	8,134	5,550	1.52
Less: accumulated amortization	(3,959)	(3,056)
	4,175	2,494

Indefinite-lived trademarks	9,750	9,750
Other assets	1,233	4,237
Total other assets, net	$92,463	$80,787

Amortization expense related to intangible assets amounted to approximately $16.2 million, $14.1 million, and $15.1 million in 2015, 2014, and 2013, respectively. The intangible lives range from one to twenty years and the weighted average remaining life was 14.6 years at September 30, 2015.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2015

(dollars in thousands, except per share data or otherwise indicated)

Estimated future annual amortization for the above intangible assets as of September 30, 2015 is as follows:

Future
Year ending September 30,	Amortization
2016	13,235
2017	12,389
2018	10,312
2019	8,396
2020	6,905
Thereafter	26,068
Total future amortization	$77,305

4. Acquisitions

On October 1, 2014, the Company purchased certain assets of Applicators Sales & Service (“Applicators”), a distributor of residential roofing, siding, windows and related accessories with four locations in Maine and one location in New Hampshire and annual sales of approximately $48 million.

On October 15, 2014, the Company purchased certain assets of Wholesale Roofing Supply (“WRS”), a distributor of residential roofing products with a single nine-acre facility located in Grand Prairie, Texas and annual sales of approximately $34 million.

On June 1, 2015, the Company purchased certain assets of ProCoat Systems, Inc. ("ProCoat"), a distributor of residential and non-residential exterior building materials including stucco, stone, waterproofing and concrete restoration with branches located in Denver and Ft. Collins, Colorado with annual sales of approximately $23 million.

The Company has recorded the acquired assets and liabilities at their estimated fair values at the acquisition date, with resulting goodwill of $34.5 million (which is not deductible for tax purposes) and $31.8 million in intangible assets associated with these acquisitions.

5. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets were as follows:

	September 30,	September 30,
	2015	2014
Vendor rebates	$76,826	$58,363
Other	21,102	8,465
	$97,928	$66,828

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2015

(dollars in thousands, except per share data or otherwise indicated)

6. Property and Equipment, net

Property and equipment, net, consisted of the following:

	September 30,	September 30,
	2015	2014
Land	$3,201	$3,300
Buildings and leasehold improvements	28,757	28,148
Equipment	189,739	178,123
Furniture and fixtures	15,762	15,606
	237,459	225,177
Less: accumulated depreciation and amortization	(147,054)	(136,612)
	$90,405	$88,565

Depreciation and amortization of property and equipment totaled $18.7 million, $16.2 million, and $16.4 million in 2015, 2014, and 2013, respectively.

7. Accrued Expenses

The significant components of accrued expenses were as follows:

	September 30,	September 30,
	2015	2014
Uninvoiced inventory receipts	$37,501	$23,744
Employee-related accruals	31,836	24,463
Other	55,457	32,078
	$124,794	$80,285

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2015

(dollars in thousands, except per share data or otherwise indicated)

8. Financing Arrangements

Financing arrangements consisted of the following:

	September 30, 2015	September 30, 2014
Senior Secured Credit Facility
Revolving Lines of Credit:
Canadian revolver-expires March 31, 2017 (effective rate on borrowings 3.70% at September 30, 2015 and 4.00% at September 30, 2014	$11,240	$10,714
U.S. Revolver-expires March 31, 2017 (effective rate on borrowings of 0.00% at September 30, 2015 and 4.25% at September 30, 2014)	0	7,800
Term Loan:
Term Loan-matures March 31, 2017 (4.25% at September 30, 2015 and 2.15% on September 30, 2014)	185,625	196,875
Total borrowings under Senior Secured Credit Facility	196,865	215,389
Less: current portion	(22,490)	(29,764)
Total long-term portion of borrowings under Senior Secured Credit Facility	$174,375	$185,625

Equipment Financing Facilities
Borrowings under various equipment financing facilities-various maturities through September 2021 (various fixed interest rates ranging from 2.33% to 4.49% at September 30, 2015, and various fixed interest rates ranging from 2.33% to 4.60% at September 30, 2014)	$25,488	$30,966
Less: current portion	(5,069)	(5,352)
Total long-term portion of borrowings under equipment financing facilities	$20,419	$25,614

Senior Secured Credit Facility

On April 5, 2012, the Company replaced its prior credit facility with a new five-year senior secured credit facility that includes a $550 million United States credit facility (individually, the “U.S. Credit Facility”) and a C$15 million ($11.2 million at September 30, 2015) Canadian credit facility (individually, the “Canadian Revolver”) with Wells Fargo Bank, National Association, and a syndicate of other lenders (combined, the “Credit Facility”).

The $550 million U.S Credit Facility consists of a revolving credit facility of $325 million (the “U.S. Revolver”), which includes a sub-facility of $20 million for letters of credit, and a $225 million term loan (the “Term Loan”). The Term Loan has required amortization of 5% per year that is payable in quarterly installments, with the balance due on March 31, 2017. The Company may increase the Credit Facility by up to $200 million under certain conditions. There were no outstanding borrowings under the U.S. Revolver at September 30, 2015; there was C$15.0 million ($11.2 million) and $185.6 million outstanding under the Canadian Revolver and Term Loan, respectively, at September 30, 2015. There were $4.9 million of outstanding standby letters of credit at September 30, 2015. As of October 1, 2015, we refinanced our existing debt into $300 million aggregate principal amount of 6.375% Senior Notes due 2023, borrowings under a $450 million Term Loan B LIBOR based facility due 2022, and a $700 million asset based lending revolving credit facility.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2015

(dollars in thousands, except per share data or otherwise indicated)

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

As of September 30, 2015, there were no outstanding borrowings under the U.S. Revolver, while outstanding borrowings under the Canadian Revolver carried an interest rate equal to the Canadian Prime rate, plus 1.00% (3.70% at September 30, 2015). Borrowings under the Term Loan carried an interest rate equal to the Base Rate, plus 1.00% (4.25% at September 30, 2015).

Financial covenants under the Credit Facility are as follows:

Maximum Consolidated Total Leverage Ratio

On the last day of each fiscal quarter, the Company’s Consolidated Total Leverage Ratio (the ratio of outstanding debt to trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation), as more fully defined in the Credit Facility, must not be greater than 3.50:1.0, or 4.00:1.0 under a one-time request by the Company subsequent to an acquisition that meets the requirements under the Credit Facility. At September 30, 2015, this ratio was 1.41:1.

Minimum Consolidated Interest Coverage Ratio

On the last day of each fiscal quarter, the Company’s Consolidated Interest Coverage Ratio (the ratio of trailing twelve-month earnings before interest, income taxes, depreciation, amortization and stock-based compensation to cash interest expense for the same period), as more fully defined in the Credit Facility, and must not be less than 3.00:1.0. At September 30, 2015, this ratio was 17.05:1.

As of September 30, 2015, the Company was in compliance with these covenants.

Substantially all of the Company’s assets, including the capital stock and assets of wholly-owned subsidiaries, secure obligations under the Credit Facility.

Equipment Financing Facilities

As of September 30, 2015, there was a total of $25.5 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 4.49% and payments due through September 2021. The Company’s prior equipment financing facility matured on October 1, 2014.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2015

(dollars in thousands, except per share data or otherwise indicated)

Other Information

Annual principal payments for all outstanding borrowings for each of the next five years and thereafter as of September 30, 2015 were as follows:

Fiscal year	Senior Secured Credit Facility	Equipment Financing	Revolving Lines of Credit	Total
2016	11,250	5,069	11,240	27,559
2017	174,375	4,974	-	179,349
2018		4,223	-	4,223
2019	0	4,336	-	4,336
2020	0	4,300		4,300
Thereafter	0	2,586	-	2,586
Subtotal	185,625	25,488	11,240	222,353
Less current portion	11,250	5,069	11,240	27,559
Total long-term debt	$174,375	$20,419	$0	$194,794

9. Leases

The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis.

At September 30, 2015, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year were as follows:

Operating
Year ending September 30,	Leases
2016	37,303
2017	31,064
2018	24,382
2019	19,200
2020	13,215
Thereafter	23,939
Total minimum lease payments	$149,103

Rent expense was $39,248 in 2015, $34,854 in 2014, and $32,736 in 2013. Sublet income was immaterial for these years.

10. Stock Options and Restricted Stock Awards

On February 12, 2014, the shareholders of the Company approved the Beacon Roofing Supply, Inc. 2014 Stock Plan (the “2014 Plan”). The 2014 Plan provides for discretionary awards of stock options, stock, stock units and stock appreciation rights (“SARs”) for up to 5,100,000 shares of common stock to selected employees and non-employee directors. As of September 30, 2015, there were 3,537,929 shares of common stock available for awards under the 2014 Plan, subject to increase for shares that are forfeited or expire, or are used for tax withholding on stock awards or stock unit awards, under the 2004 (defined below) and the 2014 Plan.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2015

(dollars in thousands, except per share data or otherwise indicated)

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

In 2014, the Company recorded an adjustment of $2.4 million during the third quarter and an additional $0.2 million during the fourth quarter to reverse stock-based compensation expense recorded in the current and prior periods for previously issued performance-based equity awards. In accordance with the provisions of the 2004 Plan, the Company has adjusted the projection for the number of restricted units that are expected to vest based on the achievement of the underlying related performance measures. In 2015, the Company recorded stock-based compensation expense for award grants of $9.9 million for the year ended September 30, 2015, and $7.4 million and $9.3 million for the years ended September 30, 2014 and 2013, respectively.

Stock Options

As of September 30, 2015, there were a total of 2,410,907 options outstanding, 1,528,873 of which are exercisable, at a weighted-average exercise price of $20.78. Non-qualified options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in one-third increments over a three-year period following the grant dates. As of September 30, 2015, there was $5.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.56 years.

The fair values of the options were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended September 30,
	2015	2014	2013
Risk-free interest rate	1.83%	1.76%	0.60%
Expected volatility	31.69%	44.00%	43.80%
Expected life in years	5.6	6.0	5.7
Dividend yield	-	-	-

Expected lives of the options granted are based primarily on historical activity, while expected volatilities are based on historical volatilities of the Company’s stock and consideration of comparable public companies’ stock.

In the event of a change in control of the Company, all outstanding options and restricted stock units outstanding prior to fiscal year ended 2015 will be immediately vested.

Beginning in fiscal 2015, options and stock units contain a “double trigger” change in control mechanism. Unless an award is continued or assumed by a public company in an equitable manner, an award shall become fully vested immediately prior to a change in control (at 100% in the case of a performance-based award). If an award is so continued or assumed, vesting will continue in accordance with the terms of the award, unless there is a qualifying termination within one-year following the change in control, in which event the award shall become fully vested immediately (at 100% in the case of a performance-based award).

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2015

(dollars in thousands, except per share data or otherwise indicated)

Information regarding the Company’s stock options is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in years)	(in millions)
Outstanding at September 30, 2014	2,364,211	$22.98
Granted	483,479	28.59
Exercised	(350,747)	18.46
Canceled	(86,036)	29.72

Outstanding at September 30, 2015	2,410,907	$24.55	6.3	$20.7

Vested or Expected to Vest at September 30, 2015	2,300,160	$24.28	6.2	$20.4

Exercisable at September 30, 2015	1,528,873	$20.78	5.1	$18.5

The total fair value of options vested was $6.4 million, $6.7 million, and $5.8 million during 2015, 2014, and 2013, respectively. The total intrinsic value of stock options exercised during 2015, 2014 and 2013 was $4.6 million, $7.9 million, and $22.0 million, respectively. Intrinsic values are before applicable income taxes and represent the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options on the last business day of the period indicated. The weighted-average grant date fair value price of options granted during 2015, 2014, and 2013 was $9.40, $15.97, and $13.42, respectively.

Restricted Stock Unit Awards

As of September 30, 2015, there was $7.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock awards which are expected to be recognized over a weighted-average period of 2.20 years.

The total fair values of the restricted stock awards were determined based upon the number of units and the closing prices of the Company’s common stock on the dates of the grants. The restricted stock unit awards granted to management are subject to continued employment, except under certain conditions, and will vest if the Company attains a targeted rate of return on invested capital at the end of a three-year period. The actual number of units that will vest can range from 0% to 125% of the management grants depending upon actual Company performance below or above the target level and the Company estimates that performance in determining the projected number of shares or units that will vest and the related compensation cost. The restricted stock awards granted to non-employee directors are also subject to continued service, vest at the end of one year (except under certain conditions) and the underlying common shares will not be distributed until six months after the director separates from the Company. Beginning in 2014, the six month period was eliminated and shares will be delivered within ten days after termination of service on the board. In November 2013 and 2014, the Company has also issued restricted stock unit awards that are subject to continued employment and will vest over three to five years.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2015

(dollars in thousands, except per share data or otherwise indicated)

Information regarding the Company’s restricted stock units is summarized below:

		Weighted-
		Average
	Number of	Grant
	Shares	Price

Outstanding at September 30, 2014	482,076	$31.28
Granted	229,265	28.74
Lapse of restrictions/conversions	(67,953)	19.88
Canceled	(23,389)	21.73

Outstanding at September 30, 2015	619,999	$31.95

Vested or Expected to Vest at September 30, 2015	448,924	$31.43

The total fair value of restricted stock units vested was $2.3 million, $1.2 million, and $0.8 million during 2015, 2014, and 2013, respectively.

11. Benefit Plans

The Company maintains defined contribution plans covering all full-time employees of the Company who have 90 days of service and are at least 21 years old. An eligible employee may elect to make a before-tax contribution of between 1% and 100% of his or her compensation through payroll deductions, not to exceed the annual limit set by law. The Company currently matches the first 50% of participant contributions limited to 6% of a participant’s gross compensation (maximum Company match is 3%). Furthermore, in accordance with the plans, the Company may elect to make additional contributions to eligible employees as part of a discretionary profit-sharing. The Company has elected to do so during each of the three years presented and is scheduled to make a contribution for 2015 during the 2016 fiscal year. All Company contributions are subject to the discretion of management and the board of directors. The combined total expense for this plan and a similar plan for Canadian employees was $4,629, $6,003, and $4,921, in 2015, 2014 and 2013, respectively.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2015

(dollars in thousands, except per share data or otherwise indicated)

The Company also contributes to an external pension fund for certain of its employees who belong to a local union. Annual contributions were $135, $136, and $133 in 2015, 2014, and 2013, respectively.

12. Income Taxes

The income tax provision consisted of the following:

	Year ended September 30,
	2015	2014	2013
Current:
Federal	$17,414	$25,988	$34,364
Foreign	1,765	1,383	1,895
State	7,579	4,473	8,192
	26,758	31,844	44,451
Deferred:
Federal	14,798	2,327	3,855
Foreign	(657)	(648)	(493)
State	2,868	1,399	1,054
	17,009	3,078	4,416
	$43,767	$34,922	$48,867

The following table shows the principal reasons for the differences between the effective income tax rate and the statutory federal income tax rate:

	Year ended September 30,
	2015	2014	2013

Federal income taxes at statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	4.63	4.24	4.95
Non-deductible professional fees related to RSG acquisition	2.15	-	-
Other	(0.51)	0.10	0.28
Total	41.27%	39.34%	40.23%

Deferred income taxes reflect the tax consequences of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax law. These temporary differences are determined according to ASC 740 Income Taxes. Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2015

(dollars in thousands, except per share data or otherwise indicated)

	September 30,	September 30,
	2015	2014
Deferred tax liabilities:
Excess tax over book depreciation and amortization	$(79,924)	$(72,670)
Inventory Valuation	(2,511)
Other	(615)	(527)
	(83,050)	(73,197)
Deferred tax assets:
Deferred compensation	11,622	9,095
Allowance for doubtful accounts	569	2,956
Accrued vacation & other	3,515	3,194
Unrealized loss on financial derivatives	844	753
Inventory valuation	0	7,709
	16,550	23,707
Net deferred income tax liability	$(66,500)	$(49,490)

Net deferred income tax asset (liability) – Current	$2,309	$14,610
Net deferred income tax asset (liability) – Non-current	$(68,809)	$(64,100)

The Company’s Canadian subsidiary, Beacon Roofing Supply Canada Company (“BRSCC”), is treated as a Controlled Foreign Corporation (“CFC”). BRSCC’s taxable income, which reflects all of the Company’s Canadian operations, is being taxed only in Canada and would generally be taxed in the United States only upon an actual or deemed distribution. The Company expects that BRSCC’s earnings will be indefinitely reinvested for the foreseeable future and therefore no United States deferred tax asset or liability for the differences between the book basis and the tax basis of BRSCC has been recorded at September 30, 2015.  Unremitted earnings of $38.8 million were considered permanently reinvested at September 30, 2015. Of this amount, $22.4 million of the unremitted earnings were previously taxed in the United States and the remittance on these earnings would not generate additional United States tax.

As of September 30, 2015 and 2014, there were no available tax benefits related to foreign tax credit carry-forwards.

As of September 30, 2015, goodwill was $496,415, of which $322,932 can be amortized for income tax purposes.

As of September 30, 2015, there was $82 of uncertain tax positions which, if recognized, would affect the Company’s effective tax rate. The Company’s continuing practice is to recognize any interest and penalties related to income tax matters in income tax expense in the consolidated statements of operations. A reconciliation of the beginning and ending amounts of the gross unrecognized income tax benefits is as follows:

	Year Ended September 30,
	2015	2014
Balance, beginning of year	$82	$364
Current year uncertain tax positions	-	-
Settlements	0	(282)
Balance, end of year	$82	$82

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2015

(dollars in thousands, except per share data or otherwise indicated)

The Company has operations in 42 U.S. states and six provinces in Canada. The company is currently under audit by the Internal Revenue Service for the tax year ended September 30, 2013 and in certain state and local jurisdictions for various years. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimate of taxes payable in the accompanying financial statements. Additional taxes are reasonably possible, however the amounts cannot be estimated at this time. The Company is no longer subject to U.S. federal income tax examinations for the fiscal year ended prior to September 30, 2012. For the majority of states, the Company is also no longer subject to tax examinations for fiscal years ended before September 30, 2012. In Canada, the Company is no longer subject to tax examinations for fiscal years ended prior to September 30, 2011. For the Canadian provinces, the Company is no longer subject to tax examinations for fiscal years ended before September 30, 2012.

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

14. Geographic and Product Data

The Company’s geographic and product information was as follows:

	Year Ended September 30,
	2015			2014			2013
			Long			Long			Long
		Income	Lived		Income	Lived		Income	Lived
	Net	before	Assets,	Net	before	Assets,	Net	before	Assets,
	Revenues	taxes	net	Revenues	taxes	net	Revenues	taxes	net
U.S.	$2,331,360	$101,956	$81,767	$2,146,356	$86,875	$78,609	$2,064,135	$116,853	$58,399
Canada	183,809	4,087	8,638	180,549	1,893	9,956	176,588	4,621	9,260
Total	$2,515,169	$106,043	$90,405	$2,326,905	$88,768	$88,565	$2,240,723	$121,474	$67,659

Net revenues from external customers by product group were as follows:

	Year Ended September 30,
	2015	2014	2013
Residential roofing products	$1,236,397	$1,108,516	$1,100,508
Non-residential roofing products	882,970	876,032	822,726
Complementary building products	395,802	342,357	317,489
Total	$2,515,169	$2,326,905	$2,240,723

Prior year revenues by product group are presented in a manner consistent with the current year’s product classifications.

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2015

(dollars in thousands, except per share data or otherwise indicated)

15. Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consisted of the following:

	Balance at
	beginning	Provision		Balance at
Fiscal Year	of year	Additions	Write-offs	end of year
September 30, 2015	$8,510	$1,619	$(3,831)	$6,298
September 30, 2014	$9,832	$2,394	$(3,716)	$8,510
September 30, 2013	$13,464	$369	$(4,001)	$9,832

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

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. On March 28, 2013, we entered into an interest rate swap agreement with a notional amount of $213.8 million which expires on March 31, 2017. This agreement swaps the thirty-day LIBOR to a fixed-rate of 1.38%. The instrument has scheduled reductions of the notional amount equal to $2.8 million per quarter, effectively matching the repayment schedule under the Term Loan. As of September 30, 2015, the interest rate swap has a notional amount of $185.6 million.

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

The Company records any differences paid or received on its interest rate hedges as adjustments to interest expense, financing costs and other. The table below presents the combined fair values of the interest rate derivative instruments:

		Unrealized Losses
	Location on	September 30,	September 30,	Fair Value
Instrument	Balance Sheet	2015	2014	Hierarchy
		(dollars in thousands)
Designated interest rate swaps (effective)	Accrued expenses	$2,358	$2,124	Level 2

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

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

Year Ended September 30, 2015

(dollars in thousands, except per share data or otherwise indicated)

The table below presents the amounts of gain (loss) on the interest rate derivative instrument recognized in other comprehensive income (OCI):

	2015	2014	2013
(dollars in thousands)
Amount of Gain (Loss) Recognized in OCI (net of tax)
Designated interest rate swaps	$(138)	$972	$1,399
Non-designated interest rate swaps (reclassified from accumulated OCI)	-	-	-

We did not have any gain or loss amounts on the interest rate derivative instruments recognized in interest expense, financing costs, and other for the years ended September 30, 2015 and 2014, and $7,000 in 2013.

17. Subsequent Events

On July 27, 2015, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) to acquire Roofing Supply Group, LLC (“RSG”), a leading roofing products distributor owned by an investment partnership controlled by Clayton, Dubilier & Rice, LLC and employee stockholders, in a cash and stock transaction valued at approximately $1.1 billion. Headquartered in Dallas, Texas, RSG distributes roofing supplies and related materials from 83 locations across 24 states, including the key Western and Southern markets of California, Florida, Texas, and the Pacific Northwest with branches in Seattle and Spokane.

On October 1, 2015, the Company completed the RSG acquisition. The aggregate consideration paid by the Company to consummate the acquisition consisted of (i) approximately $285.5 million in cash payable to RSG’s stockholders and optionholders, (ii) 9.04 million shares of Company common stock issuable to RSG’s stockholders and optionholders, (iii) substitute Company options in exchange for approximately 862,400 RSG options, and (iv) $601.8 million for repayment of RSG’s outstanding indebtedness and assumed RSG capital leases. The Company funded the cash portion of the consideration through the October 1, 2015 issuance of, $300 million aggregate principal amount of 6.375% Senior Notes due 2023, and borrowings under a $450 million Term Loan B LIBOR based facility due 2022 and a $700 million asset based lending revolving credit facility. On October 1, 2015, the Company also paid off debt of C$15.2 million ($11.4 million) and $186.7 million principal and interest outstanding under the previous Canadian Revolver and Term Loan, respectively as well as $2.4 million owed under related interest rate derivative instruments.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

1.	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were (1) designed to ensure that material information relating to Beacon Roofing Supply, Inc., including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) designed to be effective, and were effective, in that they provide reasonable assurance of achieving their objectives, including that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of September 30, 2015. In making this assessment, we used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our assessment, we believe that, as of September 30, 2015, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

Our Independent Registered Public Accounting Firm has issued a report on the Company’s internal control over financial reporting. This report appears below.

(b)	Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Beacon Roofing Supply, Inc.

We have audited Beacon Roofing Supply, Inc.’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Beacon Roofing Supply, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Beacon Roofing Supply, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beacon Roofing Supply, Inc. as of September 30, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2015 and our report dated November 24, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
McLean, Virginia
November 24, 2015

(c)	Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as September 30, 2015 and 2014

•	Consolidated Statements of Operations for the years ended September 30, 2015, 2014 and 2013

•	Consolidated Statements of Comprehensive Income for the years ended September 30, 2015, 2014 and 2013

•	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2015, 2014 and 2013

•	Consolidated Statements of Cash Flows for the years ended September 30, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements

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
Date: November 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ROBERT R. BUCK	Chairman	November 24, 2015
Robert R. Buck

/s/ PAUL M. ISABELLA	President and Chief Executive Officer	November 24, 2015
Paul M. Isabella

/s/ JOSEPH M. NOWICKI	Executive Vice President and Chief Financial Officer	November 24, 2015
Joseph M. Nowicki

/s/ JEANINE MONTGOMERY	Chief Accounting Officer	November 24, 2015
Jeanine Montgomery

/s/ RICHARD W. FROST	Director	November 24, 2015
Richard W. Frost

/s/ JAMES J. GAFFNEY	Director	November 24, 2015
James J. Gaffney

/s/ PETER M. GOTSCH	Director	November 24, 2015
Peter M. Gotsch

/s/ NEIL S. NOVICH	Director	November 24, 2015
Neil S. Novich

/s/ STUART A. RANDLE	Director	November 24, 2015
Stuart A. Randle

/s/ WILSON B. SEXTON	Director	November 24, 2015
Wilson B. Sexton

/s/ DOUGLAS L. YOUNG	Director	November 24, 2015
Douglas L. Young

/s/ ALAN GERSHENHORN	Director	November 24, 2015
Alan Gershenhorn

/s/ PHILIP W. KNISELY	Director	November 24, 2015
Philip W. Knisely

/s/ NATHAN K. SLEEPER	Director	November 24, 2015
Nathan K. Sleeper

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of July 27, 2015 by and among CDDR Investors Inc., Beacon Roofing Supply, Inc., Beacon Leadership Acquisition I, Inc., and Beacon Leadership Acquisition II, LLC	8-K	000-50924	2.1	July 27, 2015

3.1	Second Amended and Restated Certificate of Incorporation of Beacon Roofing Supply, Inc.	10-K	000-50924	3.1	December 23, 2004

3.2	Amended and Restated By-Laws of Beacon Roofing Supply, Inc.	8-K	000-50924	3.1	September 24, 2014

4.1	Form of Specimen Common Stock Certificate of Beacon Roofing Supply, Inc.	S-1/A	333-116027	4.1	August 19, 2004

4.2	Indenture, dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee.	8-K	000-50924	4.1	October 1, 2015

4.3	Supplemental Indenture, dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc. (“Beacon”), certain direct and indirect subsidiaries of Beacon, as additional subsidiary guarantors, and U.S. Bank National Association, as trustee.	8-K	000-50924	4.2	October 1, 2015

4.4	Form of 6.375% Senior Notes due 2023 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.2).	8-K	000-50924	4.3	October 1, 2015

10.1	Credit Agreement, dated as of April 5, 2012, among Beacon Sales Acquisition, Inc. and Beacon Roofing Supply Canada Corporation, as borrowers, Beacon Roofing Supply, Inc., as one of the Guarantors, the Lenders party thereto, and Wells Fargo Securities, LLC, as Administrative Agent.	8-K	000-50924	10	April 5, 2012

10.2	Executive Securities Agreement dated as of October 20, 2003 by and between Beacon Roofing Supply, Inc., Robert Buck and Code, Hennessy & Simmons III, L.P.	S-1	333-116027	10.5	May 28, 2004

10.3+	Description of Management Cash Bonus Plan	10-Q	000-50924	10	February 8, 2013

10.4+	Beacon Roofing Supply, Inc. Amended and Restated 2004 Stock Plan	DEF 14A	000-50924	Appendix A	January 7, 2011

10.5+	First Amendment dated as of October 31, 2011 to the Beacon Roofing Supply, Inc. 2004 Stock Plan	10-K	000-50924	10.1	November 29, 2011

10.6+	Beacon Roofing Supply, Inc. 2014 Stock Plan	DEF 14A	000-50924	Appendix A	January 6, 2014

10.7*+	First Amendment effective on August 12, 2015 to Beacon Roofing Supply Inc. 2014 Stock Plan

10.8+	Form of Beacon Roofing Supply, Inc. 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors	8-K	000-50924	10.2	February 13, 2014

10.9+	Form of Beacon Roofing Supply, Inc. 2014 Stock Plan Restricted Stock Unit Award Agreement for Employees	8-K	000-50924	10.1	September 23, 2014

10.10+	Form of Beacon Roofing Supply, Inc. 2014 Stock Plan Time-Based Restricted Stock Unit Award Agreement for Employees	8-K	000-50924	10.2	September 23, 2014

10.11+	Form of Beacon Roofing Supply, Inc. 2014 Stock Plan Stock Option Agreement	8-K	000-50924	10.3	September 23, 2014

10.12	Investment Agreement, dated as of July 27, 2015, by and between Beacon Roofing Supply, Inc., and CD&R Roadhouse Holdings, L.P.	8-K	000-50924	10.1	July 27, 2015

21*	Subsidiaries of Beacon Roofing Supply, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	101.INS XBRL Instance
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

