Form 10-Q
period 2015-12-31
BEACON ROOFING SUPPLY INC
filed 2016-02-05
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

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

As of February 1, 2016, 59,233,194 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Quarter Ended December 31, 2015

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2015	September 30, 2015	December 31, 2014
	(unaudited)	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,210	$45,661	$23,337
Accounts receivable, less allowance of $8,871, $6,298 and $8,138 at December 31, 2015, September 30, 2015 and December 31, 2014, respectively	489,172	399,732	269,383
Inventories, net	466,063	320,999	314,670
Prepaid expenses and other current assets	150,384	97,928	76,975
Deferred income taxes	31,938	2,309	14,629
Total current assets	1,169,767	866,629	698,994

Property and equipment, net	145,607	90,405	88,303
Goodwill	1,162,111	496,415	489,325
Intangibles, net	487,477	87,055	97,273
Other assets, net	1,270	1,233	10,916

TOTAL ASSETS	$2,966,232	$1,541,737	$1,384,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$347,205	$244,891	$163,367
Accrued expenses	151,547	124,794	72,738
Borrowings under revolver lines of credit	-	11,240	23,289
Current portion of long-term obligations	14,287	16,320	16,689
Total current liabilities	513,039	397,245	276,083

Long-term debt, net of current portion	722,888	170,200	180,657
Borrowings under revolver lines of credit	343,225	-	-
Deferred income taxes	132,605	68,809	64,165
Long-term obligations under equipment financing and other, net of current portion	43,322	22,367	34,112
Total liabilities	1,755,079	658,621	555,017

Commitments and contingencies

Stockholders’ equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized: 59,192,132 issued and outstanding at December 31, 2015; 49,790,743 issued and outstanding at September 30, 2015; and 49,476,380 issued and outstanding at December 31, 2014	591	497	494
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	668,828	345,934	331,068
Retained earnings	564,523	557,405	508,035
Accumulated other comprehensive loss	(22,789)	(20,720)	(9,803)
Total stockholders’ equity	1,211,153	883,116	829,794

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,966,232	$1,541,737	$1,384,811

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(unaudited; in thousands, except share and per share amounts)

	Three Months Ended December 31,
	2015	2014
Net sales	$976,480	$596,042
Cost of products sold	743,292	458,477
Gross profit	233,188	137,565
Operating expenses	206,344	113,745
Income from operations	26,844	23,820
Interest expense, financing costs and other	16,256	2,655
Income before provision for income taxes	10,588	21,165
Provision for income taxes	3,470	8,258
Net income	$7,118	$12,907

Net income per share:
Basic	$0.12	$0.26
Diluted	$0.12	$0.26

Weighted-average shares used in computing net income per share:
Basic	58,972,913	49,428,842
Diluted	59,962,033	50,012,881

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(unaudited; in thousands)

	Three Months Ended December 31,
	2015	2014
Net income	$7,118	$12,907
Other comprehensive loss:
Foreign currency translation adjustment	(2,469)	(3,189)
Unrealized gain loss due to change in fair value of derivatives, net of tax	-	(35)
Total other comprehensive loss, net of tax	(2,469)	(3,224)
Comprehensive income	$4,649	$9,683

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Three Months Ended December 31,
	2015	2014
Operating activities
Net income	$7,118	$12,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,671	8,257
Stock-based compensation	7,179	2,348
Certain interest expense and other financing costs	2,425	271
Loss/(Gain) on sale of fixed assets	(300)	(126)
Deferred income taxes	(333)	47
Other	426	(64)
Changes in assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	95,715	99,643
Inventories	43,514	(861)
Prepaid expenses and other assets	(1,773)	(1,369)
Accounts payable and accrued expenses	(132,967)	(80,864)
Net cash provided by operating activities	44,675	40,189

Investing activities
Purchases of property and equipment	(2,153)	(3,138)
Acquisition of businesses	(941,156)	(69,746)
Proceeds from sales of assets	229	115
Net cash used in investing activities	(943,080)	(72,769)

Financing activities
Borrowings under revolving lines of credit	890,128	147,507
Repayments under revolving lines of credit	(549,378)	(142,440)
Borrowings under term loan	450,000	-
Repayments under term loan	(186,750)	(2,812)
Repayments under equipment financing facilities and other	(1,367)	(1,412)
Borrowings under Senior Notes	300,000	-
Payment of deferred financing costs	(27,813)	-
Proceeds from exercise of options	8,984	662
Excess tax benefit from stock-based compensation	1,501	53
Net cash provided by financing activities	885,305	1,558
Effect of exchange rate changes on cash	(351)	(113)
Net decrease in cash and cash equivalents	(13,451)	(31,135)
Cash and cash equivalents, beginning of period	45,661	54,472
Cash and cash equivalents, end of period	$32,210	$23,337

Supplemental cash flow information
Cash paid during the period for:
Interest	$10,827	$2,624
Income taxes, net of refunds	$7,621	$8,144

During the period, the company issued Common Stock with a value of $302 million and replacement awards with a value of $5 million in connection with the acquisition of Roofing Supply Group, LLC. which are accounted for as a non-cash investing activity.

See accompanying Notes to Condensed Consolidated Financial Statements.

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited; in thousands, except share and per share data or otherwise indicated)

1.      Basis of Presentation

Beacon Roofing Supply, Inc. (the “Company”) prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. The balance sheet as of December 31, 2014 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period (first quarter) ended December 31, 2015 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2016 (fiscal year 2016 or “2016”).

The three-month periods ended December 31, 2015 and December 31, 2014 each had 62 business days.

These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the Company’s fiscal year 2015 (“2015”) Annual Report on Form 10-K for the year ended September 30, 2015, collectively referred to as the “2015 Annual Report.”

At December 31, 2015, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) at December 31, 2015 the fair value of the Company’s $300.0 million senior unsecured notes was $309.0 million. As of December 31, 2015, the fair value of the Company’s New Senior Credit Facilities approximated the amount outstanding. The Company estimates the fair value of its New Senior Credit Facilities by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs” to simplify the presentation of debt issuance costs. This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the required presentation for debt discounts. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early adoption is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. The Company elected to early adopt this new guidance effective October 1, 2015. The adoption of this standard changed the Company’s previous practice of presenting debt issuance costs as an asset and resulted in the reduction of total assets and total liabilities in an amount equal to the balance of unamortized debt issuance costs at each balance sheet date presented. Debt issuance costs that are now presented as a direct reduction from the carrying amount of the associated debt liability amounted to $30 million at December 31, 2015, $4 million at September 30, 2015, and $2 million at December 31, 2014.

2.      Acquisitions

Roofing Supply Group

On October 1, 2015 (“Acquisition Date”), the Company acquired 100% of the equity of Roofing Supply Group, LLC ("RSG" or “RSG Acquisition”), a leading roofing products distributor owned by investment firm Clayton, Dubilier & Rice ("CD&R"). RSG’s results of operations have been included with Company’s consolidated results beginning October 1, 2015. RSG distributes roofing supplies and related materials from 85 locations across 25 states as of the date of the close.

Total consideration paid for RSG was approximately $1.2 billion, out of which $288 million was in cash, $307 million of Company’s common stock and option replacement awards, and $574 million in refinancing of RSG’s indebtedness. The RSG long-term debt was repaid simultaneously with the proceeds of a new ABL Revolver, Term Loan B and Senior Notes (see Note 7).

In connection with the RSG Acquisition, the Company was required to issue equity awards to certain RSG employees in replacement of RSG equity awards that were cancelled at closing. The replacement awards consisted of 661,349 shares of the Company’s common stock options with a weighted-average grant date fair value of $20.90. The terms and fair value of these awards approximated the cancelled RSG awards on the issuance date. The fair value of the replacement awards associated with services rendered through the date of the RSG Acquisition was recognized as a component of the total acquisition consideration, and the remaining fair value of the replaced awards associated with post RSG Acquisition services will be recognized as an expense on a straight-line basis over the remaining vesting period.

The RSG Acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805 Business Combinations. The purchase price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess purchase price recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of RSG. These come from the synergies that are obtained in operating the branches as part of a larger network, and from an experienced employee base skilled at managing a distribution business. The Company’s allocation of the purchase price is subject to change on receipt of additional information, including, but not limited to, the finalization of intangible asset valuations, property, plant, and equipment valuations, and the Company’s continued review of assumed liabilities that may result in the recognition of additional or changes in the carrying amount of those liabilities on Beacon’s opening balance sheet and an adjustment to goodwill. An additional area where preliminary estimates are not yet finalized relates to deferred tax assets and liabilities. The Company has recorded purchase accounting entries on a preliminary basis as follows (in thousands):

Cash	$16,451
Accounts receivable	177,251
Inventory	179,651
Other current assets	50,707
Property, plant, and equipment	57,973
Other intangible assets (see Note 6)	382,100
Goodwill (see Note 6)	617,715
Current liabilities	(250,479)
Non-current liabilities	(61,918)
Total purchase price	$1,169,451

RSG’s future growth attributable to new customers, geographic market presence and assembled workforce are additional assets that are not separable and which contributed to recorded goodwill, of which $84 million is tax deductible. All of the Company’s goodwill plus the indefinite-lived trade name are tested for impairment annually, and all acquired goodwill and intangible assets are subject to review for impairment if indicators of impairment develop in the future. The fair value of accounts receivables acquired is $177 million, with the gross contractual amount being $186 million. The Company expects $9 million to be uncollectible.

There were no material contingencies assumed as part of this acquisition.

The actual revenue and net loss from the RSG Acquisition included in Company’s statements of operations for the three month period ended December 31, 2015 was approximately $340 million and $(21) million, respectively. The following represents the unaudited pro forma consolidated revenue and net loss for the Company for the period indicated as if the RSG Acquisition had been included in Company’s consolidated results of operations beginning October 1, 2014 (in thousands, except per share amount):

Three Months Ended December 31,
2014
Revenue	$876,953
Net loss	$(11,908)

Net loss per share	$(0.20)

The above pro forma results have been calculated by combining the historical results of the Company and RSG as if it had occurred on October 1, 2014, and adjusting the income tax provision as if it had been calculated on the resulting, combined results. The pro forma results include an estimate for all periods for intangible asset amortization (which is subject to change when the final asset values have been determined), stock compensation expense, interest expense, and also reflect the following 2016 expenses in fiscal 2015 instead of in 2016: $29.5 million of direct acquisition costs. No other material pro forma adjustments were deemed necessary, either to conform the 2015 acquisitions to Company’s accounting policies or for any other situation. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on October 1, 2014 or that may be achieved in the future.

Other acquisitions

In the three months ended December 31, 2015, the Company acquired 26 branches from the following three additional acquisitions:

•	On December 1, 2015, the Company purchased certain assets of RCI Roofing Supply (“RCI”), a distributor of residential and commercial roofing and related products with five branches across Nebraska, Iowa and Colorado with annual sales of approximately $23 million.
•	On December 18, 2015, the Company acquired 100% of the equity interests of Roofing and Insulation Supply (“RIS”), a distributor primarily of residential and commercial insulation along with roofing and related products with 20 branches spanning 13 states across New England, the Mid-Atlantic, the Southeast, the Upper Midwest, Texas and Colorado with annual sales of approximately $70 million.
•	On December 29, 2015, the Company purchased certain assets of Statewide Wholesale (“Statewide”), a distributor of residential and commercial roofing and related products located in Denver, Colorado with annual sales of approximately $15 million.

The Company recorded the preliminary acquired assets and liabilities at their estimated fair values at the acquisition date, with resulting goodwill of $51 million (which is deductible for tax purposes) and $32 million in intangible assets associated with these other acquisitions. The Company’s allocation of the purchase price is subject to change on receipt of additional information, including, but not limited to, the finalization of intangible asset valuations and property, plant, and equipment valuations.

The Company has not provided pro forma results of operations for any acquisitions besides RSG completed in fiscal years 2016 or 2015 herein as they were not material to the Company on either an individual or an aggregate basis. The Company included the results of operations of each acquisition in its consolidated statement of income from the date of each acquisition.

3.      Net Income per Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and vesting of restricted stock awards.

The following table presents the basic and diluted weighted-average shares outstanding for each period presented:

	Three Months Ended December 31,
	2015	2014
Weighted-average common shares outstanding	58,972,913	49,428,842
Effect of dilutive securities:
Stock option awards	748,678	476,941
Restricted stock awards	240,442	107,098
Shares for diluted net income per share	59,962,033	50,012,881

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income per share because the effect was either anti-dilutive or the requisite performance condition was not met.

	Three Months Ended December 31,
	2015	2014
Stock option awards	679,995	1,394,330
Restricted stock awards	88,407	266,497

4.      Comprehensive Income and Capital Structure

The following table presents the activity included in stockholders’ equity during the three months ended December 31, 2015 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2015	$497	$345,934	$557,405	$(20,720)	$883,116
Issuance of common stock	94	315,715			315,809
Stock-based compensation		7,179			7,179
Net income			7,118		7,118
Other comprehensive loss				(2,469)	(2,469)
Amounts reclassified out of other comprehensive income, net of tax				400	400
Balance at December 31, 2015	$591	$668,828	$564,523	$(22,789)	$1,211,153

Accumulated other comprehensive loss consists of adjustments related to the translation of foreign currencies and fair value adjustments associated with cash flow hedges. The following table presents the changes in accumulated other comprehensive income (loss), by component, during the three months ended December 31, 2015 (in thousands):

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance at September 30, 2015	$(19,293)	$(1,427)	$(20,720)
Other comprehensive income (loss) recognized in accumulated other comprehensive income, net of tax	(2,469)	-	(2,469)
Amounts reclassified out of other comprehensive loss, net of tax	-	400	400
Balance at December 31, 2015	$(21,762)	$(1,027)	$(22,789)

The reclassification of $0.4 million out of accumulated other comprehensive loss into the consolidated statement of operations during the three months ended December 31, 2015 is included in interest expense.

5.      Stock-Based Compensation

On February 12, 2014, the shareholders of the Company approved the Beacon Roofing Supply, Inc. 2014 Stock Plan (the “2014 Plan”). The 2014 Plan provides for discretionary awards of stock options, stock, stock units and stock appreciation rights (“SARs”) for up to 5,100,000 shares of common stock to selected employees and non-employee directors. As of December 31, 2015, there were 1,877,407 shares of common stock available for awards under the 2014 Plan, subject to increase for shares that are forfeited or expire, or are used for tax withholding on stock awards and stock unit awards under the 2004 Plan (defined below) and the 2014 Plan.

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

Stock options

Non-qualified options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in one-third increments over a three-year period following the grant dates. During the three months ended December 31, 2015 and 2014, the Company recorded stock-based compensation expense related to stock option awards of $6.1 million and $1.6 million, respectively. As of December 31, 2015, there was $12.2 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.22 years.

The following table illustrates the assumptions used in the Black-Scholes pricing model for options granted (inclusive of replacement options discussed in Note 2) during the three months ended December 31, 2015:

2015
Risk-free interest rate	1.56-1.87%
Expected volatility	30.96-36.40%
Expected life in years	5.57-5.60
Expected dividend yield	0.00%

Expected lives of the options granted are based primarily on historical activity, while expected volatilities are based on historical volatilities of the Company’s stock and consideration of public companies’ stock.

Information regarding the Company’s stock options is summarized below:

			Weighted-	$
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
			(in years)	(in millions)
Outstanding at September 30, 2015	2,410,907	$24.55	6.3	$20.70
Granted	987,548	21.25
Exercised	(362,381)	21.50
Canceled	(11,528)	24.70
Outstanding at December 31, 2015	3,024,546	$23.83	6.5	$52.47
Vested or Expected to Vest at December 31, 2015	2,929,727	$23.69	6.5	$51.64
Exercisable at December 31, 2015	1,929,138	$21.77	4.9	$37.45

Restricted stock awards

During the three months ended December 31, 2015 and 2014, the Company recorded stock-based compensation expense related to restricted stock awards of $1.1 million and $0.7 million, respectively. As of December 31, 2015, there was $14.7 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.24 years.

The total fair values of the restricted stock awards were determined based upon the number of shares or units and the closing prices of the Company’s common stock on the dates of the grants. The restricted stock awards granted to management are subject to continued employment, except under certain conditions, and will vest if the Company attains a targeted rate of return on invested capital at the end of a three-year period. The actual number of shares or units that will vest can range from 0% to 125% of the management grants depending upon actual Company performance below or above the target level and the Company estimates that performance in determining the projected number of shares or units that will vest and the related compensation cost. The restricted stock awards granted to non-employee directors are also subject to continued service, vest at the end of one year (except under certain conditions) and the underlying common shares will not be distributed until the date of the director’s termination of service on the Board, except that, beginning in fiscal year 2016, directors holding units with a value equal to five times the annual cash retainer may elect to have future grants settle simultaneously with vesting. Grants made prior to fiscal 2014 settle on a date that is six months after the director’s termination of service on the board. In November 2013 and 2014, the Company also issued restricted stock awards that are subject to continued employment and will vest over three to five years. In May 2015, the Company also issued restricted stock awards that are subject to continued employment and will vest after two years.

Information regarding the Company’s restricted shares and units is summarized below:

		Weighted-
		Average
	Number of	Grant
	Shares	Price

Outstanding at September 30, 2015	619,999	$31.95
Granted	191,691	39.48
Lapse of restrictions/conversions	-	-
Canceled	(108,530)	37.09
Outstanding at December 31, 2015	703,160	$34.08
Vested or Expected to Vest at December 31, 2015	636,595	$33.86

6.	Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill for the Company during the period (in thousands):

	2015	2014
Balance at September 30,	$496,415	$466,206
Acquisition of RSG	617,715	-
Other Acquisitions	50,709	24,309
Translation and Other Adjustments	(2,728)	(1,190)
Balance at December 31,	$1,162,111	$489,325

In the current period, the change in the carrying amount of goodwill is attributable to the company’s acquisitions of RSG and the other acquisitions (see Note 2).

Intangible Assets

In connection with the acquisition of RSG and other acquisitions, we recorded intangible assets of $382 million, which includes $63 million of indefinite lived trademarks and $319 million of customer relationships. The weighted-average useful lives of the acquired assets are 18.96 years for customer relationships.

Intangible assets and other assets consisted of the following (in thousands):

				Weighted-
				Average
	December 31,	September 30,	December 31,	Remaining
	2015	2015	2014	Life

Amortizable intangible assets:
Non-compete agreements	$2,824	$2,824	$2,824	4.36
Customer relationships	542,187	191,852	190,388	18.96
Trademarks	1,100	1,100	700	4.03
Beneficial lease arrangements	610	610	610
	546,721	196,386	194,522
Less: Accumulated amortization	(132,294)	(119,081)	(106,999)
	414,427	77,305	87,523

Indefinite lived trademarks	73,050	9,750	9,750
Other assets	1,270	1,233	10,916
	$488,747	$88,288	$108,189

During the period ended December 31, 2015, we recorded amortization expense in relation to the above-listed intangible assets of $15.1 million. During the period ended December 31, 2014, we recorded amortization expense of $ 3.6 million. The following table presents the estimated annual amortization expense for these intangible assets (in thousands):

2016	(Jan-Sept)	$52,776
2017		75,154
2018		61,766
2019		49,778
2020		39,891
Thereafter		135,062
		$414,427

7.	Financing Arrangements

Financing arrangements consisted of the following (in thousands):

	December 31, 2015	September 30, 2015	December 31, 2014
Senior Secured Credit Facility
Revolving Lines of Credit:
U.S. Revolver-expires October 1, 2020 (effective rate on borrowings 2.02% at December 31, 2015; 0.00% at September 30, 2015 and at December 31, 2014)	$316,523	$-	$-
Canadian revolver-expires October 1, 2020 (effective rate on borrowings 3.20% at December 31, 2015; 0.00% at September 30, 2015 and at December 31, 2014)	7,225	-	-
U.S. Revolver-expires October 1, 2020 (effective rate on borrowings of 4.00% at December 31, 2015; 0.00% at September 30, 2015 and at December 31, 2014)	19,477	-	-
Canadian revolver-expires March 31, 2017 (effective rate on borrowings 0.00% at December 31, 2015; 3.70% at September 30, 2015; and 4.00% at December 31, 2014); refinanced in first quarter of 2016	-	11,240	8,189
U.S. Revolver-expires March 31, 2017 (effective rate on borrowings of 0.00% at December 31, 2015 and at September 30, 2015; and 4.25% at December 31, 2014); refinanced in first quarter of 2016	-	-	15,100
Term Loan:
Term Loan-matures October 1, 2022 (4.00% at December 31, 2015; 0.00% at September 30, 2015 and at December 31, 2014)	437,298	-	-
Term Loan-matures March 31, 2017 (0.00% at December 31, 2015; 4.25% on September 30, 2015; and 2.17% at December 31, 2014); refinanced in first quarter of 2016	-	181,450	191,907
Total borrowings under Senior Secured Credit Facility	780,523	192,690	215,196
Less: current portion	(4,500)	(22,490)	(34,539)
Total long-term portion of borrowings under Senior Secured Credit Facility	$776,023	$170,200	$180,657

Senior Notes
Senior Notes-expires October 2023 (6.38% at December 31, 2015; 0.00% on September 30, 2015 and at December 31, 2014)	$290,091	$-	$-
Less: current portion	-	-	-
Total long-term portion of borrowings under Senior Notes	$290,091	$-	$-

Equipment Financing Facilities
Borrowings under various equipment financing facilities-various maturities through September 2021 and various fixed interest rates ranging from 2.33% to 4.49% at December 31, 2015; 2.33% to 4.49% at September 30, 2015; and 2.33% to 4.60% at December 31, 2014)	$24,121	$25,488	$29,629
Borrowings under various capital lease obligations various maturities through November 2021 and various fixed interest rates ranging from 2.72% to 10.39% at December 31, 2015; 0.00% at September 30, 2015 and December 31, 2014)	26,073	-	-
Less: current portion	(9,787)	(5,069)	(5,439)
Total long-term portion of borrowings under equipment financing facilities	$40,407	$20,419	$24,190

As a result of the RSG Acquisition, on October 1, 2015, the Company entered into a credit agreement governing the terms of a new $450 million seven-year senior secured term loan ‘‘B’’ facility (the “Term Loan B Facility”) and a new credit agreement governing the terms of a new senior secured asset-based revolving credit facility of up to $700 million, subject to a borrowing base (the “ABL Facility”) (collectively the “New Senior Credit Facilities”). The Company also raised $300 million by issuing 8 year senior notes due 2023 (the “Senior Notes”), having a coupon rate of 6.38% per annum, payable semi-annually in arrears.

Revolving Line of Credit Facilities

On October 1, 2015, the Company entered into a $700 million ABL Facility with Wells Fargo Bank, N.A. and a syndicate of other lenders. This ABL Facility consists of revolving loans in both the United States (“US Revolver”) in the amount of $670 million and Canada (“Canada Revolver”) in the amount of $30 million CAD. The ABL Facility has a maturity date of October 1, 2020. The US Revolver has various tranches of borrowings, bearing interest at rates ranging from 1.92% to 4.00%. The effective rate of these borrowings is 2.13% and is paid monthly. At December 31, 2015, the outstanding balance on the US Revolver, net of debt issuance fees, was $336.0 million. The US Revolver also has outstanding standby letters of credit in the amount of $10.5 million as of December 31, 2015. The Canadian Revolver bears interest at 3.20% and has an outstanding balance of $10.0 million CAD ($7.2 million USD) at December 31, 2015. Current unused commitment fees on the revolving credit facilities are 0.25% per annum. There is one financial covenant under the ABL Facility, which is a Consolidated Fixed Charge Ratio. As defined in the ABL Facility, the Company’s ratio must be at least 1.00 to 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis. The covenant is only applicable when the borrowing availability is less than 10% of the maximum loan cap or $60 million. The ABL Revolver is guaranteed jointly and severally and fully and unconditionally by all of the United States subsidiaries of the Company but not by the Canadian subsidiaries of the Company.

Term Loan

On October 1, 2015, the Company entered into a $450 million Term Loan B Facility with Citibank N.A., and a syndicate of other lenders. The Term Loan requires quarterly principal payments in the amount of $1.1 million, with the remaining outstanding principal to be paid on its maturity date of October 1, 2022. Outstanding principal on the Term Loan bears interest at 4.00% and is paid every six months. The Company has the option of selecting the rate at which interest can accrue on the Term Loan as well as the period in which interest payments are made. The Company elected to pay interest based on the six month LIBOR rate, subject to a minimum rate of 1.00%, in addition to a base rate of 3.00%. At December 31, 2015 the outstanding balance on the Term Loan, net of debt issuance fees, was $437.3 million. The Term Loan B is guaranteed jointly and severally and fully and unconditionally by all of the United States subsidiaries of the Company but not by the Canadian subsidiaries of the Company.

Senior Notes

The Company also raised $300 million by issuing 8 year senior notes due 2023 (the “Senior Notes”), having a coupon rate of 6.38% per annum, payable semi-annually in arrears beginning April 1, 2016. There are early payment provisions in the Senior Note agreement in which the Company would be subject to penalties and “make whole” provisions. Management anticipates repaying the notes at the maturity date of October 1, 2023. The Senior Notes are guaranteed jointly and severally and fully and unconditionally by all of the United States subsidiaries of the Company but not by the Canadian subsidiaries of the Company.

The proceeds from the New Senior Secured Credit Facilities and Senior Notes were used to provide working capital and funds for other general corporate purposes, refinance or otherwise extinguish all third-party indebtedness for borrowed money under Company’s and RSG’s existing senior secured credit facilities and RSG’s unsecured senior notes due 2020, to finance the acquisition, and pay fees and expenses associated with the RSG Acquisition Transaction. The Company incurred financing costs totaling approximately $31.2 million.

Since the New Senior Credit Facilities and the previous Term Loan financing arrangements had certain lenders who participated in both arrangements, management accounted for a portion of this transaction as a debt modification and a portion as a debt extinguishment. In accordance with the accounting for debt modification, the Company will amortize the previously capitalized issuance costs over the term of the New Senior Credit Facilities and expense the $2.2 million of direct issuance costs incurred related to the New Senior Credit Facilities. The remainder of the settlement of the Company’s previous debt arrangements was accounted for as debt extinguishment. The Company recognized a loss on extinguishment of $0.8 million.

The Senior Notes which are unsecured obligations of the Company are guaranteed jointly and severally and fully and unconditionally, on an unsecured senior basis, by each of the domestic subsidiaries that is a borrower under or that guarantees obligations under Term Loan B Facility (and any refinancing indebtedness). The Canadian subsidiaries have guaranteed the borrowings under the ABL Facility, but have not guaranteed the Senior Notes or borrowings under the Term Loan B Facility.

Annual principal payments for all outstanding borrowings for each of the next five years and thereafter are as follows (in thousands):

	Term Loan B Facility	ABL Facility	Senior Notes	Equipment Financing Facilities	Total

2016 (Jan-Sept)	$3,375	$-	$-	$7,343	$10,718
2017	4,500	-	-	10,336	14,836
2018	4,500	-	-	9,646	14,146
2019	4,500	-	-	10,298	14,798
2020	4,500	-	-	7,538	12,038
Thereafter	427,500	351,702	300,000	5,033	1,084,235
Subtotal	448,875	351,702	300,000	50,194	1,150,771
Less current portion	(4,500)	-	-	(9,787)	(14,287)
Total long-term debt	$444,375	$351,702	$300,000	$40,407	$1,136,484

8.	Financial Instruments

Financial Derivatives

The Company used interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. On March 28, 2013, the Company entered into an interest rate swap agreement with a notional amount of $213.8 million which was scheduled to expire on March 31, 2017. This agreement swapped the thirty-day LIBOR to a fixed-rate of 1.38%. The instrument had scheduled reductions of the notional amount equal to $2.8 million per quarter, effectively matching the repayment schedule under the Term Loan. In October 2015, the Company settled its interest rate swap agreement resulting in a cash payment by the Company of $2.3 million. The pre-tax unrealized gain within accumulated other comprehensive income associated with the cancelled interest rate swap contract of $2.3 million is being amortized over the original life of the swap contract, through March 2017.

9.	Leases

The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis.

The Company assumed operating leases as part of each of the 2016 acquisitions (see Note 2). At December 31, 2015, the minimum rental commitments under these acquired, non-cancelable operating leases with initial or remaining terms of more than one year were as follows:

Operating
Leases
2016 (Jan-Sept)	12,105
2017	13,947
2018	7,916
2019	4,730
2020	2,476
Thereafter	1,908
Total minimum lease payments	$43,082

Rent expense for the acquired branches was $6.9 million in 2016. Sublet income was immaterial

10.	Foreign Net Revenue

Foreign (Canadian) net revenue totaled $45.1 million and $45.6 million in the three months ended December 31, 2015 and 2014, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2015 Annual Report on Form 10-K. Unless otherwise specifically indicated, all references to “2016” refer to the three months (first quarter) ended December 31, 2015 of our fiscal year ending September 30, 2016, and all references to “2015” refer to the three months (first quarter) ended December 31, 2014 of our fiscal year ended September 30, 2015. Certain tabular information may not foot due to rounding and certain reclassifications are made to prior year sales by product line to conform to the current year presentation.

Overview

We are the second largest (and largest publicly traded) distributor of residential and non-residential roofing materials in the United States and Canada. We also distribute other complementary building products, including siding, windows, specialty exterior building products, insulation, and waterproofing systems for residential and non-residential building exteriors. We are among the oldest and most established distributors in the industry. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of contractors and, to a lesser extent, general contractors, retailers, and building materials suppliers.

On October 1, 2015, we completed our acquisition of Roofing Supply Group ("RSG"), a leading roofing products distributor, in a cash and stock transaction valued at approximately $1.2 billion. Completion of the RSG acquisition strengthens Beacon's position as the largest publicly traded roofing materials and related products distributor in the U.S., with approximately $3.6 billion in pro forma revenues.

With the RSG Acquisition and three other strategic acquisitions during the period ended December 31, 2015, Beacon now has a significantly expanded geographic footprint operating in 356 locations in 45 states, as well as Canada, with an enhanced presence in the Southern and Western United States and the Pacific Northwest.

We stock one of the most extensive assortments of high-quality, branded products in the industry with approximately 11,000 SKUs available in inventory, enabling us to deliver products to our customer on a timely basis. In fiscal year 2015, approximately 93% of our net sales were in the United States.

Executing both the strategic and tactical operating plan at each of our branches drives our financial results. Effective execution of both the sales and operating plans allows us to grow beyond the relative strength of the residential and non-residential roofing markets we serve. Our business model is a bottom up approach where we allow each of our branches to help develop its own marketing plan and mix of products as they know and understand their respective markets. Local alignment with overall strategic goals provides the foundation for significant ownership of results at the branch level.

Our distinctive operational model combined with significant branch level ownership differentiates us from the competition. We provide customer services, including job site delivery, custom designed tapered roofing systems, metal fabrication, and trade credit. We consider customer relations and our employees' knowledge of roofing and exterior building materials to be very important to our ability to increase customer loyalty and maintain customer satisfaction. Our customers’ business success can be enhanced when they are supported by our efficient and effective distribution network. We invest significant resources in training our employees in sales techniques, management skills, product knowledge and operational proficiency. We pride ourselves on providing these capabilities developed on a foundation of continuous improvement driving service excellence, productivity and efficiencies.

Our growth strategy includes both internal growth (opening branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. Our main acquisition strategy is to target market leaders in geographic areas that we do not service or that complement our existing operations in an area. The following transactions highlight our recent success delivering on our growth strategy:

•	We believe the RSG Acquisition will provide us the opportunity to create an even stronger roofing distribution company built upon the foundation of two strong, growing distribution platforms with an extensive national footprint and continued growth potential. On the date of the acquisition, RSG operated 85 branches across 25 states, with 300 to 2,200 SKUs per branch. This allows us to:
o	Expand product offering and increase cross selling opportunities.
o	Continue to provide exceptional customer service and roofing expertise.
o	Selectively pursue opportunities for organic growth and strategic acquisitions.
o	Enhance margins and free cash flow generation through continued execution of our growth strategy.

•	In addition to the RSG Acquisition, we have continued to focus on growth through three acquisitions in December 2015 (RCI, RIS, and Statewide).

•	We have continued to focus on organic greenfield growth with the opening of 6 new Beacon branches in 2015, 26 new branches in 2014, and 10 new branches in 2013. These 42 new branch locations in the past three years have allowed us to strategically penetrate deeper into many of our existing markets and enter into new markets. In addition, RSG opened 9 new branches in 2015, 9 new branches in 2014, and 8 new branches in 2013. Although these new greenfield locations impact our operating cost structure in the near-term, we believe that our greenfields are strategically located within markets with strong dynamics and opportunity to quickly establish our presence and gain local market share.

Results of Operations

The following discussion compares our results of operations for the three months ended December 31, 2015 and 2014.

The following table presents, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods presented. Percentages may not foot due to rounding.

	Three Months Ended December 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of products sold	76.1	76.9
Gross profit	23.9	23.1
Operating expenses	21.1	19.1
Income from operations	2.8	4.0
Interest expense, financing costs and other	(1.7)	(0.4)
Income before income taxes	1.1	3.6
Income tax expense	(0.4)	(1.4)
Net income	0.7%	2.2%
RSG acquisition costs, net of taxes	1.8%	-%
Adjusted net income (1)	2.5%	2.2%

(1)	Operating expenses and interest expense for 2016 include charges of $23.8 million ($14.2 million, net of taxes) for the recognition of certain transactional costs related to the RSG acquisition, which is 2.4% of sales (1.5%, net of taxes), and amortization for acquired intangibles of $5.7 million ($3.4 million, net of taxes), which is 0.6% of sales (0.3% net of taxes). Management believes the Adjusted Net Income for 2016 provides a meaningful comparison to prior periods of operating results to adjust for the impact of the RSG Acquisition.

In managing our business, we consider all growth, including the opening of new branches, to be internal (organic) growth unless it results from an acquisition. When we refer to growth in existing markets or internal growth, we include growth from existing and newly opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. When we refer to regions, we are referring to our geographic regions. At December 31, 2015, we had a total of 356 branches in operation. Our existing market calculations include 242 branches and exclude 114 branches because they were acquired after the start of last year. Acquired markets for 2016 include activity from branches acquired under the Wholesale Roofing Supply, ProCoat Systems, Roofing Supply Group, RCI Roofing Supply, Roofing & Insulation Supply, and Statewide Wholesale acquisitions (See Note 2 to the Condensed Consolidated Financial Statements). When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

Three Months Ended December 31, 2015 (“2016”) Compared to the Three Months Ended December 31, 2014 (“2015”)

The following table presents a summary of our results of operations for 2016 and 2015, broken down by existing markets and acquired markets.

	Existing Markets December 31,		Acquired Markets December 31,		Consolidated December 31,
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Net sales	$621,851	$556,387	$354,629	$39,655	$976,480	$596,042

Gross profit	153,957	129,670	79,230	7,895	233,188	137,565
Gross margin	24.8%	23.3%	22.3%	19.9%	23.9%	23.1%

Operating expenses(1)	111,508	106,002	94,836	7,743	206,344	113,745
Operating expenses, as a % of net sales	17.9%	19.1%	26.7%	19.5%	21.1%	19.1%

Operating income (loss)	$42,449	$23,668	$(15,606)	$152	$26,844	$23,820
Operating margin	6.8%	4.3%	(4.4)%	0.4%	2.8%	4.0%

(1)	In 2016 and 2015, we recorded amortization expense for our acquired markets related to intangible assets recorded under purchase accounting of $12.4 million and $0.5 million, respectively. In addition, operating expenses also included non-recurring charges of $20.0 million ($11.9 million, net of taxes) for the recognition of certain non-recurring charges related to the RSG acquisition.

Net Sales

Consolidated net sales increased $380.4 million, or nearly 63.8%, to $976.5 million in 2016 from $596.0 million in 2015. Existing market sales increased $65.5 million, or 11.8%. Net sales within our acquired markets were $354.6 million in 2016 due to the sales impact from the acquisitions during the three months ended December 31, 2015 and the acquisitions during our 2015 fiscal year. There were 62 business days during both of the first quarters of 2016 and 2015. We believe our 2016 existing market sales were influenced primarily by the following factors:

•	Increased demand in our residential, non-residential, and complementary products groups; and

•	42 new Beacon greenfield branches opened in fiscal year 2013, 2014 and 2015;

partially offset by:

•	lower residential and non-residential roofing average selling prices.

We believe some of the comparisons to last year above were also influenced by the milder and more favorable weather during the quarter ended December 31, 2015 in comparison to last year when we experienced an earlier onset of severe winter weather and colder temperatures in most of our markets, which slowed roofing activity and adversely impacted demand for our products.

In 2016, we acquired 111 branches (See Note 2 to the Condensed Consolidated Financial Statements) and closed 25 branches, primarily as a result of facility consolidations due to the acquisitions. We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices declined 1-2% in 2016 compared to 2015, driven primarily by declines in residential and commercial (non-residential) selling prices which were both down approximately 2-3% year-over-year. These declines were partially offset by continued increases in the average selling prices of complementary products which increased approximately 1-2% year-over-year. During the same period, net product costs for complementary products remained relatively flat, while residential and commercial net product costs decreased approximately 3-4% and 2-3%, respectively, year-over-year. During 2016, we experienced an increase in the gross margins within our residential product group due to reduction in our net product costs which was greater than the decline in our average selling prices. Overall gross margins in 2016 improved from the prior year due to a shift in sales mix to higher-margin residential products.

Existing markets net sales by geographical region increased (decreased) as follows: Northeast 14.9%; Mid-Atlantic 7.1%; Southeast 21.6%; Southwest 20.6%; Midwest (0.1%); West 40.3%; and Canada (1.0%). These variations were primarily caused by short-term factors such as local market conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

	December 31, 2015		December 31, 2014
(dollars in thousands)	Net Sales	Mix	Net Sales	Mix	Change
Residential roofing products	$302,859	48.7%	$262,563	47.2%	$40,296	15.3%
Non-residential roofing products	217,705	35.0%	204,700	36.8%	13,005	6.4
Complementary building products	101,287	16.3%	89,124	16.0%	12,163	13.6
Total existing market sales	$621,851	100.0%	$556,387	100.0%	$65,464	11.8%

For 2016, our acquired markets recognized sales of $191.1 million, $130.5 million and $33.0 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The 2016 existing market sales of $621.9 million, plus the sales from acquired markets of $354.6 million, agrees to our reported total 2016 sales of $976.5 million. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit for consolidated and existing markets were as follows:

(dollars in thousands)	December 31, 2015	December 31, 2014	Change
Gross profit	$233,188	$137,565	$95,623	69.5%
Existing markets	153,957	129,670	24,288	18.7%

Gross margin	23.9%	23.1%		0.8%
Existing markets	24.8%	23.3%		1.5%

Our existing market gross profit increased $24.3 million, or 18.7% in 2016, while gross profit within our acquired markets was $79.2 million in 2016. Our overall gross margins improved to 23.9% in 2016, due to a favorable shift in sales mix to residential products coupled with a decrease in the net products costs of both residential and commercial products. Gross margins within our existing markets for 2016 increased to 24.8%.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expenses) compared to our warehouse sales, represented 15.0% and 14.7% of our net sales in 2016 and 2015, respectively. We believe variations in direct sales activity to be primarily caused by short-term factors such as local market conditions, weather conditions and storm activity. None of these variations were driven by material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expense

Operating expense for consolidated and existing markets were as follows:

(dollars in thousands)	December 31, 2015	December 31, 2014	Change
Operating expenses	$206,344	$113,745	$92,599	81.4%
Existing markets	111,508	106,002	5,507	5.2%

Operating expenses as a % of sales	21.1%	19.1%		2.0%
Existing markets	17.9%	19.1%		(1.1)%

Operating expense in our existing market increased by $5.5 million, or 5.2% in 2016, to $111.5 million, as compared to $106.0 million in 2015, while operating expense within our acquired markets was $94.8 million in 2016. The following factors were the leading causes of the increased operating expense in our existing markets:

•	an increase in payroll and employee benefits costs of $3.3 million due to an increase in variable incentive compensation and increased health care costs;

•	an increase in the allowance for uncollectible accounts of $2.2 million; and

•	as part of our growth strategy, Beacon opened 6 greenfield locations during fiscal 2015 that drove incremental operating expense of $1.4 million over the prior year;

partially offset by:

•	a decrease in warehouse, selling, and general & administrative expenses of $1.2 million.

During the first quarters of 2016 and 2015, we recorded $2.8 million and $3.1 million, respectively, of expense within our existing markets related to the amortization of intangible assets recorded under purchase accounting. Our existing markets operating expense, as a percentage of the related net sales in 2016 was 17.9%, compared to 19.1% in 2015.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other was $16.3 million in 2016 and $2.7 million in 2015. We previously used derivative financial instruments to manage our exposure related to fluctuating cash flows from changes in interest rates. The impact of our interest rate derivative was to increase our interest expense, financing costs and other by $0.0 million and $2.2 million in 2016 and 2015, respectively.

In 2016, the Company expensed $2.2 million of direct issuance costs incurred related to the New Senior Credit Facilities. The remainder of the settlement of the Company’s previous debt arrangements was accounted for as a debt extinguishment, for which the Company recognized a loss on extinguishment of $0.8 million. The Company incurred $31.2 million in financing fees related to the Term Loan B, ABL Revolver Facility, and Senior Notes in 2016, which will be recognized through 2022.

Income Taxes

Income tax expense was $3.5 million in 2016, compared to $8.3 million in 2015.  The decrease was primarily due to a decrease in pre-tax income due to non-recurring charges associated with the RSG acquisition that closed on October 1, 2015.  The effective rate before discrete items increased to 39.50% in 2016, compared to 39.02% in YTD 2015, which was primarily driven by non-deductible professional fees related to the RSG acquisition.  We expect our fiscal 2016 effective annual income tax rate to average approximately 39.0% to 40.0%, excluding any discrete items.

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

We generally experience a slowing of our accounts receivable collections during our second quarter, mainly due to the inability of some of our customers to conduct their businesses effectively in inclement weather in certain divisions. We continue to attempt to collect those receivables, which require payment under our standard terms. We do not provide material concessions to our customers during this quarter of the year.

We generally experience our peak working capital needs during the third quarter after we build our inventories following the winter season but before we begin collecting on most of our spring receivables.

Certain Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for fiscal year 2016 (ending September 30, 2016) and fiscal year 2015 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends. Totals may not total due to rounding.

	Fiscal 2016	Fiscal 2015
	Qtr 1	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(unaudited; dollars in millions, except per share data)
Net sales	$976.5	$596.0	$413.2	$718.2	$787.7
Gross profit	233.2	137.6	96.8	169.4	191.6
Income from operations	26.8	23.8	(14.2)	47.7	58.6
Net income	$7.1	$12.9	$(9.8)	$28.3	$30.8

Earnings per share – basic	$0.12	$0.26	$(0.20)	$0.57	$0.62
Earnings per share - fully diluted	$0.12	$0.26	$(0.20)	$0.56	$0.61

Quarterly sales as % of full year's sales		23.7%	16.4%	28.6%	31.3%
Quarterly gross profit as % of full year's gross profit		23.1%	16.3%	28.5%	32.2%
Quarterly income from operations as % of full year's income from operations		20.3%	(12.1)%	40.7%	50.1%

Liquidity and Capital Resources

We had cash and cash equivalents of $32.2 million at December 31, 2015 compared to $45.7 million at September 30, 2015. Our net working capital was $656.7 million at December 31, 2015 compared to $469.4 million at September 30, 2015.

2016 Compared to 2015

Our net cash provided by operating activities was $44.7 million in 2016, compared to $40.2 million in 2015. Cash from operations increased $4.5 million due to an increase in net income after adjustments for non-cash items of $16.6 million offset by a decline in net working capital of $12.1 million.

Net cash used in investing activities was $943.1 million in 2016, compared to $72.8 million used in 2015. During the first quarter of 2016, we spent $941.2 million on acquisitions. Capital expenditures were $2.2 million in 2016, compared to $3.1 million in 2015. We currently expect fiscal year 2016 capital expenditures to total between 1.0% to 1.2% of net sales, mostly dependent upon our sales volume and the impact of new branch openings.

Net cash provided by financing activities was $885.3 million in 2016, compared to $1.6 million in 2015. The net increase of $883.7 million was primarily due to the new financing agreements that the Company entered into as a result of the RSG acquisition offset by repayments under the term loan, and payment of deferred financing costs. Proceeds from stock option exercises increased by $8.3 million in 2016, compared to 2015.

Capital Resources

Our principal source of liquidity at December 31, 2015 was our cash and cash equivalents of $32.2 million and our available borrowings of $279.6 million under our asset based lending revolving credit facility.

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

Indebtedness

We currently have the following credit facilities:

•	a senior secured credit facility in the United States;

•	a senior secured credit facility in Canada;

•	a Term Loan B facility; and

•	Senior Notes

In connection with the RSG Acquisition on October 1, 2015, Beacon entered into various financing arrangements totaling $1,450 million. These arrangements allowed Beacon to refinance its existing debt and substantially pay off all the RSG debt at closing. Prior to the RSG Acquisition, Beacon had a credit facility with a syndicate of commercial banks that included a revolver and a long term note. As of the date of the Acquisition, approximately $185.6 million was outstanding on the long-term note payable and approximately $11.2 million was outstanding under the revolver.

The financing arrangements Beacon entered into were an asset-based revolving line of credit facility (“ABL Facility”) of $700 million (of which $350 million was drawn at closing), a new $450 million term loan “B” facility (“Term Loan” or “Term Loan B Facility”), and $300 million of Senior Notes.

Revolving Line of Credit Facilities

On October 1, 2015, the Company entered into a $700 million ABL Facility with Wells Fargo Bank, N.A. and a syndicate of other lenders. This ABL Facility consists of revolving loans in both the United States (“US Revolver”) in the amount of $670 million and Canada (“Canada Revolver”) in the amount of $30 million CAD. The ABL Facility has a maturity date of October 1, 2020.

The US Revolver has various tranches of borrowings, bearing interest at rates ranging from 1.92% to 4.00%. The effective rate of these borrowings is 2.13% and is paid monthly. At December 31, 2015, the outstanding balance on the US Revolver, net of debt issuance fees, was $336.0 million. The US Revolver also has outstanding standby letters of credit in the amount of $10.5 million as of December 31, 2015.

The Canadian Revolver bears interest at 3.20% and has an outstanding balance of $10.0 million CAD ($7.2 million USD) at December 31, 2015.

Current unused commitment fees on the revolving credit facilities are 0.25% per annum.

There is one financial covenant under the ABL Facility, which is a Consolidated Fixed Charge Ratio. As defined in the ABL Facility, the Company’s ratio must be at least 1.00 to 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis. The covenant is only applicable when the borrowing availability is less than 10% of the maximum loan cap or $60 million.

The ABL Revolver is guaranteed jointly and severally and fully and unconditionally by all of the United States subsidiaries of the Company but not by the Canadian subsidiaries of the Company.

Term Loan

On October 1, 2015, the Company entered into a $450 million Term Loan B Facility with Citibank N.A., and a syndicate of other lenders. The Term Loan requires quarterly principal payments in the amount of $1.1 million, with the remaining outstanding principal to be paid on its maturity date of October 1, 2022. Outstanding principal on the Term Loan bears interest at 4.00% and is paid every six months. The Company has the option of selecting the rate at which interest can accrue on the Term Loan as well as the period in which interest payments are made. The Company elected to pay interest based on the six month LIBOR rate, subject to a minimum rate of 1.00%, in addition to a base rate of 3.00%. At December 31, 2015 the outstanding balance on the Term Loan, net of debt issuance fees, was $437.3 million.

The Term Loan B is guaranteed jointly and severally and fully and unconditionally by all of the United States subsidiaries of the Company but not by the Canadian subsidiaries of the Company.

Senior Notes

The Company also raised $300 million in Senior Notes, which mature on October 1, 2023. These notes bear interest at the rate of 6.38% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2016. There are early payment provisions in the Senior Note agreement in which the Company would be subject to penalties and “make whole” provisions. Management anticipates repaying the notes at the maturity date of October 1, 2023.

The Senior Notes are guaranteed jointly and severally and fully and unconditionally by all of the United States subsidiaries of the Company but not by the Canadian subsidiaries of the Company.

Equipment Financing Facilities and Other Financing Arrangements.

As of December 31, 2015, there was a total of $24.1 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 4.49% and payments due through September 2021.

The Company also has capital leases in the amount of $26.1 million outstanding as of December 31, 2015. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

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

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2015 Annual Report on Form 10-K have not changed materially for the first quarter of fiscal 2016.

Item 4.	Controls and Procedures

As of December 31, 2015, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")). Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Term Loan Credit Agreement, dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc., Citibank N.A., as administrative agent, and the lenders and financial institutions party thereto.	8-K	000-50924	10.1	October 1, 2015

10.2	Credit Agreement, dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc., Wells Fargo Bank, National Association, as administrative agent, and the US borrowers, Canadian borrower, lenders and financial institutions party thereto.	8-K	000-50924	10.2	October 1, 2015

10.3	Registration Rights Agreement (relating to the 6.375% Senior Notes due 2023), dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc., the subsidiary guarantors party thereto and Wells Fargo Securities, LLC and Citigroup Global Markets Inc., for themselves and on behalf of several initial purchasers named therein.	8-K	000-50924	10.3	October 1, 2015

10.4	Amendment No. 1, dated as of October 1, 2015, to Investment Agreement, dated as of July 27, 2015, by and between Beacon Roofing Supply, Inc. and CD&R Roadhouse Holdings, L.P.	8-K	000-50924	10.4	October 1, 2015

10.5	Registration Rights Agreement, dated as of October 1, 2015, by and between Beacon Roofing Supply, Inc. and CD&R Roadhouse Holdings, L.P.	8-K	000-50924	10.5	October 1, 2015

10.6+*	Form of Restrictive Covenant Agreement between Beacon Roofing Supply, Inc. and certain executive officers and schedule of parties to such Agreements

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1*	Certification pursuant to 18 U.S.C. Section 1350

101*	101.INS XBRL Instance
	101.SCH XBRL Taxonomy Extension Schema
	101.CAL XBRL Taxonomy Extension Calculation
	101.LAB XBRL Taxonomy Extension Labels
	101.PRE XBRL Taxonomy Extension Presentation
	101.DEF XBRL Taxonomy Extension Definition

+	Management contract or compensatory plan/arrangement
*	Filed herewith

Pursuant to Rule 405 of Regulation S-T, we have attached the following interactive data files formatted in Extensible Business Reporting Language (XBRL) as Exhibit 101 to this Quarterly Report on Form 10-Q: (i) the Consolidated Balance Sheets at December 31, 2015; September 30, 2015; and December 31, 2014, (ii) the Consolidated Statements of Earnings for the three months ended December 31, 2015, and December 31, 2014, (iii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2015, and December 31, 2014, (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2015, and December 31, 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: February 5, 2016	BY:	/s/ JOSEPH M. NOWICKI
Joseph M. Nowicki
Executive Vice President & Chief Financial Officer