Form 10-Q
period 2016-03-31
BEACON ROOFING SUPPLY INC
filed 2016-05-09
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of May 1, 2016, 59,578,734 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Quarter Ended March 31, 2016

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(Unaudited; In thousands, except share and per share amounts)

	March 31, 2016	September 30, 2015	March 31, 2015

Assets
Current assets:
Cash and cash equivalents	$14,841	$45,661	$22,956
Accounts receivable, less allowance of $9,396, $6,298, and $8,929 as of March 31, 2016, September 30, 2015 and March 31, 2015, respectively	490,850	399,732	248,154
Inventories, net	513,750	320,999	361,317
Prepaid expenses and other current assets	164,625	97,928	73,490
Total current assets	1,184,066	864,320	705,917

Property and equipment, net	147,994	90,405	85,054
Goodwill	1,160,775	496,415	488,324
Intangibles, net	472,582	87,055	91,650
Other assets, net	1,430	1,233	3,012

Total Assets	$2,966,847	$1,539,428	$1,373,957

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$417,994	$244,891	$202,713
Accrued expenses	152,692	124,794	80,546
Borrowings under revolving lines of credit	-	11,240	3,948
Current portions of long-term debt	12,159	16,320	16,612
Total current liabilities	582,845	397,245	303,819

Borrowings under revolving lines of credit	295,690	-	-
Long-term debt, net of current	722,542	170,200	178,241
Deferred income taxes, net	102,878	66,500	48,637
Long-term obligations under equipment financing and other, net of current	42,907	22,367	24,779
Total liabilities	1,746,862	656,312	555,476

Commitments and contingencies

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 59,521,648 issued and outstanding at March 31, 2016; 49,790,743 issued and outstanding at September 30, 2015; and 49,607,351 issued and outstanding at March 31, 2015	595	497	495
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	678,748	345,934	335,972
Retained earnings	558,804	557,405	498,249
Accumulated other comprehensive loss	(18,162)	(20,720)	(16,235)
Total stockholders' equity	1,219,985	883,116	818,481

Total Liabilities and Stockholders' Equity	$2,966,847	$1,539,428	$1,373,957

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Net sales	$823,537	$413,184	$1,800,017	$1,009,226
Cost of products sold	627,773	316,411	1,371,065	774,888
Gross profit	195,764	96,773	428,952	234,338
Operating expenses	191,881	110,979	398,225	224,724
Income (loss) from operations	3,883	(14,206)	30,727	9,614
Interest expense, financing costs, and other	13,026	2,522	29,282	5,177
Income (loss) before provision for income taxes	(9,143)	(16,728)	1,445	4,437
Provision for (benefit from) income taxes	(3,424)	(6,942)	46	1,316
Net income (loss)	$(5,719)	$(9,786)	$1,399	$3,121

Weighted-average common stock outstanding:
Basic	59,295,990	49,513,141	59,133,569	49,470,528
Diluted	59,295,990	49,513,141	60,077,852	50,029,935

Net income (loss) per share:
Basic	$(0.10)	$(0.20)	$0.02	$0.06
Diluted	$(0.10)	$(0.20)	$0.02	$0.06

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Net income (loss)	$(5,719)	$(9,786)	$1,399	$3,121
Other comprehensive income (loss):
Foreign currency translation adjustment	4,226	(6,169)	1,757	(9,358)
Unrealized loss due to change in fair value of derivatives, net of tax	-	(263)	-	(298)
Total other comprehensive income (loss)	4,226	(6,432)	1,757	(9,656)
Comprehensive income (loss)	$(1,493)	$(16,218)	$3,156	$(6,535)

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(Unaudited; In thousands)

	Six Months Ended March 31,
	2016	2015

Operating Activities
Net income	$1,399	$3,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,644	16,430
Stock-based compensation	10,696	4,744
Certain interest expense and other financing costs	4,053	543
Loss on sale of fixed assets	(411)	(273)
Deferred income taxes	1,741	287
Other, net	(280)	181
Changes in operating assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	95,150	118,564
Inventories	(2,519)	(50,305)
Prepaid expenses and other assets	(15,815)	(5,007)
Accounts payable and accrued expenses	(61,006)	(25,800)
Net cash provided by operating activities	80,652	62,485

Investing Activities
Purchases of property and equipment	(11,059)	(5,384)
Acquisition of businesses	(941,156)	(69,745)
Proceeds from the sale of assets	377	367
Net cash used in investing activities	(951,838)	(74,762)

Financing Activities
Borrowings under revolving lines of credit	1,017,128	235,907
Repayments under revolving lines of credit	(724,855)	(249,539)
Borrowings under term loan	450,000	-
Repayments under term loan	(187,875)	(5,625)
Repayments under equipment financing facilities and other	(2,633)	(2,758)
Borrowings under Senior Notes	300,000	-
Payment of deferred financing costs	(27,813)	-
Proceeds from issuance of common stock	15,391	3,171
Excess tax benefit from stock-based compensation	1,630	262
Net cash provided by (used in) financing activities	840,973	(18,582)

Effect of exchange rate changes on cash and cash equivalents	(607)	(657)

Net decrease in cash and cash equivalents	(30,820)	(31,516)
Cash and cash equivalents, beginning of period	45,661	54,472
Cash and cash equivalents, end of period	$14,841	$22,956

Supplemental cash flow information
Cash paid during the period for:
Interest	$22,210	$4,660
Income taxes, net of tax refunds	13,728	21,112

During the period, the company issued Common Stock with a value of $302 million and replacement awards with a value of $5 million in connection with the acquisition of Roofing Supply Group, LLC., which are accounted for as a non-cash investing activity.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited; In thousands, except share and per share data or otherwise indicated)

1.	Basis of Presentation

Beacon Roofing Supply, Inc. (the “Company”) prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. The balance sheet as of March 31, 2015 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three and six-month periods ended March 31, 2016 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2016 (fiscal year 2016 or “2016”).

The three-month periods ended March 31, 2016 and 2015 had 64 and 63 business days, respectively, and the six-month periods ended March 31, 2016 and March 31, 2015 had 126 and 125 business days, respectively.

These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the Company’s fiscal year 2015 (“2015”) Annual Report on Form 10-K for the year ended September 30, 2015, as amended by the Current Report on Form 8-K filed on March 25, 2016.

Recent Accounting Pronouncements - Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-3, “Simplifying the Presentation of Debt Issuance Costs” to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the required presentation for debt discounts. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early adoption is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. The Company elected to early adopt this new guidance effective October 1, 2015. The adoption of this standard changed the Company’s previous practice of presenting debt issuance costs as an asset and resulted in the reduction of total assets and total liabilities in an amount equal to the balance of unamortized debt issuance costs at each balance sheet date presented. Debt issuance costs that are now presented as a direct reduction from the carrying amount of the associated debt liability amounted to $28.7 million at March 31, 2016, $4.2 million at September 30, 2015, and $1.8 million at March 31, 2015.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. This new guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments related to business combinations. It requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. In addition, the portion of the adjustment recorded in the current period that would have been recognized in prior periods had the adjustment been identified at that time must be presented, by line item, either on the face of the income statement or in the accompanying notes. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company elected to early adopt this new guidance effective January 1, 2016 and the financial impact through the six months ended March 31, 2016 was immaterial.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes." This guidance requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is permitted. Entities are permitted to apply this guidance either prospectively or retrospectively. The Company adopted the guidance as of March 31, 2016 and applied it retrospectively to all prior periods. As a result the company reclassified its current deferred tax balances of $2.3 million, and $14.8 million, to non-current deferred taxes as of September 30, 2015 and March 31, 2015, respectively.

Recent Accounting Pronouncements – Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The ASU will replace most existing accounting for lease guidance when it becomes effective. This guidance is effective for the Company beginning on October 1, 2019 and early adoption is permitted. The standard must be adopted using the modified retrospective approach. The standard will require the Company to record a right to use asset and a lease liability for most of the Company’s leases including the Company’s leases currently treated as operating leases. The Company is currently evaluating the effect that this guidance may have on its condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation, Improvements to Employee Share-Based Payment Accounting.” This guidance introduces multiple amendments to the previous standard, including the option to make a policy election to eliminate the usage of an estimated forfeiture rate to the recognition of stock-based compensation, the requirement of all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, and a modification to the amount of shares an employer can withhold for tax purposes without triggering liability accounting. The amended standard is effective for public business entities for fiscal years beginning after December 15, 2016, and early adoption is permitted. When adopted, all the guidance must be adopted in the same period and the Company will be required to make the disclosures about a change in accounting principle, but will not have to quantify the income statement effect of the change in the period of adoption. The Company is currently evaluating the effect that this guidance may have on its condensed consolidated financial statements and related disclosures.

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

The RSG Acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805 Business Combinations. The purchase price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess purchase price recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of RSG. These come from the synergies that are obtained in operating the branches as part of a larger network, and from an experienced employee base skilled at managing a distribution business. The Company’s allocation of the purchase price is subject to change on receipt of additional information, including, but not limited to, the finalization of intangible asset valuations, property, plant, and equipment valuations, and the Company’s continued review of assumed liabilities that may result in the changes in the carrying amounts on the opening balance sheet and an adjustment to goodwill. An additional area where preliminary estimates are not yet finalized relates to deferred tax assets and liabilities. The Company has recorded purchase accounting entries on a preliminary basis for the RSG Acquisition as follows (in thousands):

Cash	$16,451
Accounts receivable	177,251
Inventory	179,651
Other current assets	50,705
Property, plant, and equipment	55,159
Other intangible assets	382,600
Other assets	-
Goodwill	617,634
Current liabilities	(248,083)
Non-current liabilities	(61,918)
Total purchase price	$1,169,450

RSG’s future growth attributable to new customers, geographic market presence and assembled workforce are additional assets that are not separable and which contributed to recorded goodwill, of which $84 million is tax deductible. All of the Company’s goodwill plus the indefinite-lived trade name are tested for impairment annually, and all acquired goodwill and intangible assets are subject to review for impairment if indicators of impairment develop in the future. The fair value of accounts receivables acquired is $177.3 million, with the gross contractual amount being $186 million. The Company expects $9 million to be uncollectible and there were no material contingencies assumed as part of this acquisition.

The actual revenue and net loss from the RSG Acquisition included in the Company’s statements of operations was $304.3 million and $(7.9) million, respectively, for the three month period ended March 31, 2016, and was $644.2 million and $(29.2) million, respectively, for the six month period ended March 31, 2016. The following table represents the unaudited pro forma consolidated revenue and net loss for the Company for the prior periods indicated (in thousands, except per share amount):

	Three Months Ended March 31, 2015	Six Months Ended March 31, 2015

Revenue	$652,805	$1,529,758
Net loss	(40,652)	(52,560)

Net loss per share	(0.68)	(0.88)

The above pro forma results have been calculated by combining the historical results of the Company and RSG as if it had occurred on October 1, 2014, and adjusting the income tax provision as if it had been calculated on the resulting, combined results. The pro forma results include an estimate for all periods for intangible asset amortization (which is subject to change when the final asset values have been determined), stock compensation expense, interest expense, and also reflect the following 2016 expenses in fiscal 2015 instead of in 2016: $41.9 million of direct acquisition costs. No other material pro forma adjustments were deemed necessary to conform the 2015 acquisitions to Company’s accounting policies. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on October 1, 2014 or that may be achieved in the future.

Other Acquisitions

During the six months ended March 31, 2016, the Company acquired 26 branches from the following three additional acquisitions:

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

The Company recorded the preliminary acquired assets and liabilities at their estimated fair values at the acquisition date, with resulting goodwill of $47.6 million (which is deductible for tax purposes) and $33.3 million in intangible assets associated with these other acquisitions. The Company’s allocation of the purchase price is subject to change on receipt of additional information, including, but not limited to, the finalization of intangible asset valuations and property, plant, and equipment valuations.

The Company has not provided pro forma results of operations for any acquisitions besides RSG completed in fiscal years 2016 or 2015 herein as they were not material to the Company on either an individual or an aggregate basis. The Company included the results of operations of each acquisition in its consolidated statement of income from the date of each acquisition.

3.	Net Income (Loss) per Share

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

The following table presents the basic and diluted weighted-average shares outstanding for each period presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Weighted-average common shares outstanding, basic	59,295,990	49,513,141	59,133,569	49,470,528
Effect of dilutive securities:
Stock options	-	-	696,112	469,698
Restricted stock units	-	-	248,171	89,709
Weighted-average common shares outstanding, diluted	59,295,990	49,513,141	60,077,852	50,029,935

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income per share because the effect was either anti-dilutive or the requisite performance conditions were not met.

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Stock options	665,281	1,838,400	667,251	1,370,873
Restricted stock units	88,407	78,533	88,407	123,332

4.      Comprehensive Income and Capital Structure

The following table presents the activity included in stockholders’ equity during the six months ended March 31, 2016 (in thousands, except share amounts):

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2015	49,790,743	$497	$345,934	$557,405	$(20,720)	$883,116
Issuance of common stock upon exercise of stock options or RSU release, net of shares withheld for taxes	691,955	7	15,384	-	-	15,391
Issuance of common stock in connection with RSG acquisition	9,038,950	91	306,734	-	-	306,825
Stock-based compensation	-	-	10,696	-	-	10,696
Other comprehensive income (loss)	-	-	-	-	2,558	2,558
Net income	-	-	-	1,399	-	1,399
Balance at March 31, 2016	59,521,648	$595	$678,748	$558,804	$(18,162)	$1,219,985

Accumulated other comprehensive loss consists of adjustments related to the translation of foreign currencies and fair value adjustments associated with cash flow hedges. The following table presents the changes in accumulated other comprehensive income (loss), by component, during the six months ended March 31, 2016 (in thousands):

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance as of September 30, 2015	$(19,293)	$(1,427)	$(20,720)
Other comprehensive income (loss) before reclassifications	1,757	-	1,757
Reclassifications out of other comprehensive income	-	801	801
Balance as of March 31, 2016	$(17,536)	$(626)	$(18,162)

The reclassification of $0.8 million out of accumulated other comprehensive loss into the consolidated statement of operations during the six months ended March 31, 2016 is included in interest expense.

5.	Stock-Based Compensation

On February 9, 2016, the shareholders of the Company approved the Amended and Restated Beacon Roofing Supply, Inc. 2014 Stock Plan (the “2014 Plan”). The 2014 Plan provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights (“SARs”) for up to 5,000,000 shares of common stock to selected employees and non-employee directors. The 2014 Plan mandates that all forfeited, expired, and withheld shares, including those from the predecessor plans, be returned to the 2014 Plan and made available for issuance. As of March 31, 2016, there were 4,998,442 shares of common stock available for issuance.

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

Stock options

Non-qualified options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in one-third increments over a three-year period following the grant dates. During the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense related to stock option awards of $1.6 million and $1.5 million, respectively. During the six months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense related to stock option awards of $7.7 million and $3.2 million, respectively. As of March 31, 2016, there was $9.7 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The following table illustrates the assumptions used in the Black-Scholes pricing model for options granted (inclusive of replacement options discussed in Note 2) during the six months ended March 31, 2016:

Risk-free interest rate	1.56 - 1.87%
Expected volatility	30.96 - 36.40%
Expected life (in years)	5.57 - 5.60
Expected dividend yield	0.00%

Expected lives of the options granted are based primarily on historical activity, while expected volatilities are based on historical volatilities of the Company’s stock and consideration of public companies’ stock.

Information regarding the Company’s stock options activity is summarized below (in thousands, except time period and per share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]

Balance at September 30, 2015	2,410,907	$24.55	6.3	$20,698
Granted	991,776	21.32
Exercised	(680,109)	18.90
Canceled	(57,964)	21.19
Balance at March 31, 2016	2,664,610	$24.86	6.7	$43,049
Vested and expected to vest after March 31, 2016	2,546,646	$24.73	6.6	$41,464
Exercisable at March 31, 2016	1,655,622	$22.72	5.2	$30,290

________________________

1 Aggregate intrinsic value as of September 30, 2015 represents the difference between the closing fair value of the underlying common stock on September 30, 2015 and the exercise price of outstanding, in-the-money options. Aggregate intrinsic value as of March 31, 2016 represents the difference between the closing fair value of the underlying common stock on March 31, 2016 and the exercise price of outstanding, in-the-money options.

Restricted Stock Units

During the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense related to restricted stock units of $1.9 million and $0.8 million, respectively. During the six months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense related to restricted stock units of $3.0 million and $1.5 million, respectively. As of March 31, 2016, there was $13.2 million of total unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.0 years.

The total fair values of the restricted stock units were determined based upon the number of shares or units and the closing prices of the Company’s common stock on the dates of the grants. The restricted stock units granted to management are subject to continued employment, except under certain conditions, and will vest if the Company attains a targeted rate of return on invested capital at the end of a three-year period. The actual number of shares or units that will vest can range from 0% to 125% of the management grants depending upon actual Company performance below or above the target level and the Company estimates that performance in determining the projected number of shares or units that will vest and the related compensation cost. The restricted stock units granted to non-employee directors are also subject to continued service, vest at the end of one year (except under certain conditions) and the underlying common shares will not be distributed until the date of the director’s termination of service on the Board, except that, beginning in fiscal year 2016, directors holding units with a value equal to five times the annual cash retainer may elect to have future grants settle simultaneously with vesting. Grants made prior to fiscal 2014 settle on a date that is six months after the director’s termination of service on the board. In November 2013 and 2014, the Company issued restricted stock units that are subject to continued employment and will vest over three to five years. In May 2015, the Company issued restricted stock awards that are subject to continued employment and will vest after two years.

Information regarding the Company’s restricted stock unit activity is summarized below (in thousands, except per share amounts):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance at September 30, 2015	619,999	$31.95
Granted	214,852	38.92
Released	(11,846)	31.11
Forfeited	(111,095)	37.34
Balance at March 31, 2016	711,910	$34.12
Vested and expected to vest after March 31, 2016	645,345	$33.91

6.	Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill for the Company during the six months ended March 31, 2016 and 2015, respectively (in thousands):

Balance at September 30, 2015	$496,415
Acquisition of RSG	617,634
Other acquisitions	47,608
Translation and other adjustments	(882)
Balance at March 31, 2016	$1,160,775

Balance at September 30, 2014	$466,206
Acquisitions	26,109
Translation and other adjustments	(3,991)
Balance at March 31, 2015	$488,324

In the current period, the change in the carrying amount of goodwill is attributable to the company’s acquisitions of RSG and the other acquisitions (see Note 2).

Intangible Assets

In connection with the acquisition of RSG and other acquisitions, we recorded intangible assets of $415.9 million, which includes $63.3 million of indefinite lived trademarks, $3.5 million of amortizable trade names, and $349.1 million of customer relationships. The weighted-average useful lives of the acquired assets are 18.7 years for customer relationships.

Intangible assets consisted of the following (in thousands):

	March 31, 2016	September 30, 2015	March 31, 2015	Weighted- Average Remaining Life[1]

Amortizable intangible assets:
Non-compete agreements	$2,824	$2,824	$1,031	4.18
Customer relationships	541,161	191,852	188,057	18.72
Trademarks	4,600	1,100	742	3.78
Beneficial lease arrangements	610	610	610
Total amortizable intangible assets	549,195	196,386	190,440
Less: Accumulated amortization	(149,663)	(119,081)	(108,540)
Total amortizable intangible assets, net	$399,532	$77,305	$81,900

Indefinite lived trademarks	73,050	9,750	9,750
	$472,582	$87,055	$91,650

________________________

1 As of March 31, 2016

For the six month periods ended March 31, 2016 and 2015, we recorded $32.3 million and $7.2 million of amortization expense relating to the above-listed intangible assets, respectively. For the three month periods ended March 31, 2016 and 2015, we recorded $17.1 million and $3.6 million of amortization expense relating to the above-listed intangible assets, respectively. The following table presents the estimated annual amortization expense for these intangible assets (in thousands):

2016 (Apr-Sept)	$34,876
2017	74,508
2018	61,383
2019	49,798
2020	40,083
Thereafter	138,884
$399,532

7.	Financing Arrangements

Financing arrangements consisted of the following (in thousands):

	March 31, 2016	September 30, 2015	March 31, 2015
Senior Secured Credit Facility
Revolving Lines of Credit:
U.S. Revolver, expires October 1, 2020 [1]	$225,000	$-	$-
U.S. Revolver, expires October 1, 2020[2]	70,690	-	-
Canadian revolver, expires March 31, 2017[3]	-	11,240	3,948
Term Loan:
Term Loan, matures October 1, 2022[4]	436,632	-	-
Term Loan, matures March 31, 2017[5]	-	181,450	189,491
Total borrowings under Senior Secured Credit Facility	732,322	192,690	193,439
Less: current portion	(4,500)	(22,490)	(15,198)
Total long-term borrowings under Senior Secured Credit Facility	$727,822	$170,200	$178,241

Senior Notes
Senior Notes, matures October 2023[6]	290,410	-	-
Less: current portion	-	-	-
Total long-term borrowings under Senior Notes	$290,410	$-	$-

Equipment Financing Facilities
Equipment Financing Facilities:
Equipment financing facilities, various maturities through September 2021[7]	$22,855	$25,488	$28,283
Capital lease obligations, various maturities through November 2021[8]	25,130	-	-
Total obligations under equipment financing facilities	47,985	25,488	28,283
Less: current portion	(7,659)	(5,069)	(5,362)
Total long-term obligations under equipment financing facilities	$40,326	$20,419	$22,921

________________________

1 - Effective rates on borrowings are 2.13% as of March 31, 2016; 0.00% as of September 30, 2015 and March 31, 2015

2 - Effective rates on borrowings are 4.00% as of March 31, 2016; 0.00% as of September 30, 2015 and March 31, 2015

3 - Effective rate on borrowings are 0.00% as of March 31, 2016; 3.70% as of September 30, 2015; and 4.00% as of March 31, 2015

4 - Interest rate of 4.00% as of March 31, 2016; 0.00% as of September 30, 2015 and March 31, 2015

5 - Interest rate of 0.00% as of March 31, 2016; 4.25% as of September 30, 2015; and 2.17% as of March 31, 2015); extinguished in first quarter of 2016

6 - Interest rate of 6.38% as of March 31, 2016; 0.00% as of September 30, 2015 and March 31, 2015

7 - Fixed Interest rates ranging from 2.33% to 4.49% as of March 31, 2016 and September 30, 2015; and from 2.33% to 4.60% as of March 31, 2015

8 - Fixed interest rates ranging from 2.72% to 10.39% as of March 31, 2016; 0.00% as of September 30, 2015 and March 31, 2015

As a result of the RSG Acquisition, on October 1, 2015, the Company entered into a credit agreement governing the terms of a new $450.0 million seven-year senior secured term loan ‘‘B’’ facility (the “Term Loan B Facility”) and a new credit agreement governing the terms of a new senior secured asset-based revolving credit facility of up to $700.0 million, subject to a borrowing base (the “ABL Facility”) (collectively the “New Senior Credit Facilities”). The Company also raised $300.0 million by issuing 8 year senior notes due 2023 (the “Senior Notes”), having a coupon rate of 6.38% per annum, payable semi-annually in arrears.

Revolving Line of Credit Facilities

On October 1, 2015, the Company entered into a $700 million ABL Facility with Wells Fargo Bank, N.A. and a syndicate of other lenders. This ABL Facility consists of revolving loans in both the United States (“US Revolver”) in the amount of $670 million and Canada (“Canada Revolver”) in the amount of $30 million CAD. The ABL Facility has a maturity date of October 1, 2020. The US Revolver has various tranches of borrowings, bearing interest at rates ranging from 2.12% to 4.00%. The effective rate of these borrowings is 2.13% and is paid monthly. As of March 31, 2016, the outstanding balance on the US Revolver, net of debt issuance fees, was $295.7 million. The US Revolver also has outstanding standby letters of credit in the amount of $10.3 million as of March 31, 2016. Current unused commitment fees on the revolving credit facilities are 0.25% per annum. There is one financial covenant under the ABL Facility, which is a Consolidated Fixed Charge Ratio. As defined in the ABL Facility, the Company’s ratio must be at least 1.00 to 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis. The covenant is only applicable when the borrowing availability is less than 10% of the maximum loan cap or $60 million. The ABL Revolver is guaranteed jointly and severally and fully and unconditionally by all of the United States subsidiaries of the Company but not by the Canadian subsidiaries of the Company.

Term Loan

On October 1, 2015, the Company entered into a $450.0 million Term Loan B Facility with Citibank N.A., and a syndicate of other lenders. The Term Loan requires quarterly principal payments in the amount of $1.1 million, with the remaining outstanding principal to be paid on its maturity date of October 1, 2022. Outstanding principal on the Term Loan bears interest at 4.00% and is paid every six months. The Company has the option of selecting the rate at which interest can accrue on the Term Loan as well as the period in which interest payments are made.

The Company elected to pay interest based on the six month LIBOR rate, subject to a minimum rate of 1.00%, in addition to a base rate of 3.00%. As of March 31, 2016, the outstanding balance on the Term Loan, net of debt issuance fees, was $436.6 million. The Term Loan B is guaranteed jointly and severally and fully and unconditionally by all of the United States subsidiaries of the Company but not by the Canadian subsidiaries of the Company.

Senior Notes

The Company also raised $300.0 million by issuing 8 year senior notes due 2023 (the “Senior Notes”), having a coupon rate of 6.38% per annum, payable semi-annually in arrears beginning April 1, 2016. There are early payment provisions in the Senior Note indenture in which the Company would be subject to “make whole” provisions. Management anticipates repaying the notes at the maturity date of October 1, 2023. As of March 31, 2016 the outstanding balance on the Senior Notes, net of debt issuance fees, was $290.4 million. The Senior Notes are guaranteed jointly and severally and fully and unconditionally by all of the United States subsidiaries of the Company but not by the Canadian subsidiaries of the Company.

The proceeds from the New Senior Secured Credit Facilities and Senior Notes were used to provide working capital and funds for other general corporate purposes, to refinance or otherwise extinguish all third-party indebtedness for borrowed money under Company’s and RSG’s existing senior secured credit facilities and RSG’s unsecured senior notes due 2020, to finance the acquisition, and to pay fees and expenses associated with the RSG Acquisition. The Company incurred financing costs totaling approximately $31.3 million.

Since the New Senior Credit Facilities and the previous Term Loan financing arrangements had certain lenders who participated in both arrangements, management accounted for a portion of this transaction as a debt modification and a portion as a debt extinguishment. In accordance with the accounting for debt modification, the Company will amortize the previously capitalized issuance costs over the term of the New Senior Credit Facilities and expense the $2.2 million of direct issuance costs incurred related to the New Senior Credit Facilities. The remainder of the settlement of the Company’s previous debt arrangements was accounted for as debt extinguishment, for which the Company recognized a loss of $0.8 million in the first quarter of fiscal year 2016.

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

Annual principal payments for all outstanding borrowings for each of the next five years and thereafter are as follows (in thousands):

	Term Loan B Facility	ABL Facility	Senior Notes	Equipment Financing Facilities	Total

2016 (Apr-Sept)	$2,250	$-	$-	$4,921	$7,171
2017	4,500	-	-	10,311	14,811
2018	4,500	-	-	9,584	14,084
2019	4,500	-	-	9,631	14,131
2020	4,500	-	-	8,960	13,460
Thereafter	427,500	303,721	300,000	4,579	1,035,800
Total debt	447,750	303,721	300,000	47,986	1,099,457
Less current portion	(4,500)	-	-	(7,659)	(12,159)
Total long-term debt	$443,250	$303,721	$300,000	$40,327	$1,087,298

8.	Financial Instruments

The Company used interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. On March 28, 2013, the Company entered into an interest rate swap agreement with a notional amount of $213.8 million which was scheduled to expire on March 31, 2017. This agreement swapped the thirty-day LIBOR to a fixed-rate of 1.38%. The instrument had scheduled reductions of the notional amount equal to $2.8 million per quarter, effectively matching the repayment schedule under the Term Loan. In October 2015, the Company settled its interest rate swap agreement resulting in a cash payment by the Company of $2.3 million. The pre-tax unrealized loss within accumulated other comprehensive income associated with the cancelled interest rate swap contract of $2.3 million is being amortized over the original life of the swap contract, through March 2017.

9.	Leases

The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis.

As of March 31, 2016, the minimum rental commitments for non-cancelable operating leases with initial or remaining terms of more than one year were as follows:

Year ending March 31,	Operating Leases

2016 (Apr-Sept)	$28,075
2017	44,663
2018	32,643
2019	25,137
2020	16,798
Thereafter	29,985
Total minimum lease payments	$177,301

Rent expense for the three and six month periods ending March 31, 2016 was $14.6 million and $30.6 million, respectively. Sublet income for the three and six month periods ending March 31, 2016 was immaterial.

10.	Foreign Net Revenue

Foreign (Canadian) net revenue was $19.9 million and $20.5 million for the three months ended March 31, 2016 and 2015, respectively, and $65.0 million and $66.1 million for the six months ended March 31, 2016 and 2015, respectively.

11.	Fair Value

As of March 31, 2016, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) as of March 31, 2016 the fair value of the Company’s $300.0 million senior unsecured notes was $318.4 million. As of March 31, 2016, the fair value of the Company’s New Senior Credit Facilities approximated the amount outstanding. The Company estimates the fair value of its New Senior Credit Facilities by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

12.	Supplemental Guarantor Information

All of the Senior Notes issued on October 1, 2015 are guaranteed jointly and severally by all of the United States subsidiaries of the Company (collectively, the “Guarantors”), and not by the Canadian subsidiaries of the Company. Such guarantees are full and unconditional. Supplemental condensed consolidating financial information of the Company, including such information for the Guarantors, is presented below. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the non-guarantor subsidiaries operated as independent entities. Investments in subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the Guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by, and the operations of, the combined groups.

BEACON ROOFING SUPPLY, INC.

Condensed Consolidated Balance Sheets

(Unaudited; In thousands)

	March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$28,831	$4,689	$(18,679)	$14,841
Accounts receivable, net	-	476,860	15,130	(1,140)	490,850
Inventories, net	-	483,582	30,168	-	513,750
Prepaid expenses and other current assets	16,474	145,102	3,049	-	164,625
Total current assets	16,474	1,134,375	53,036	(19,819)	1,184,066

Intercompany receivable, net	-	802,015	-	(802,015)	-
Investments in consolidated subsidiaries	2,716,780	-	-	(2,716,780)	-
Deferred income taxes, net	17,403	-	-	(17,403)	-
Property and equipment, net	3,740	135,511	8,743	-	147,994
Goodwill	-	1,130,818	29,957	-	1,160,775
Intangibles, net	-	468,881	3,701	-	472,582
Other assets, net	1,233	197	-	-	1,430

Total Assets	$2,755,630	$3,671,797	$95,437	$(3,556,017)	$2,966,847

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$34,045	$392,032	$11,736	$(19,819)	$417,994
Accrued expenses	10,390	137,378	4,924	-	152,692
Current portions of long-term debt	4,500	7,659	-	-	12,159
Total current liabilities	48,935	537,069	16,660	(19,819)	582,845

Intercompany payable, net	764,168	-	37,847	(802,015)	-
Long-term debt, net of current	722,542	-	-	-	722,542
Borrowings under revolving lines of credit	-	295,690	-	-	295,690
Deferred income taxes, net	-	119,855	426	(17,403)	102,878
Long-term obligations under equipment financing and other, net of current	-	42,860	47	-	42,907
Total liabilities	1,535,645	995,474	54,980	(839,237)	1,746,862

Total stockholders' equity	1,219,985	2,676,323	40,457	(2,716,780)	1,219,985

Total Liabilities and Stockholders' Equity	$2,755,630	$3,671,797	$95,437	$(3,556,017)	$2,966,847

BEACON ROOFING SUPPLY, INC.

Condensed Consolidated Balance Sheets

(Unaudited; In thousands)

	September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$42,816	$7,051	$(4,206)	$45,661
Accounts receivable, net	-	365,679	34,693	(640)	399,732
Inventories, net	-	299,107	21,892	-	320,999
Prepaid expenses and other current assets	14,013	78,314	5,601	-	97,928
Total current assets	14,013	785,916	69,237	(4,846)	864,320

Intercompany receivable, net	-	386,892	-	(386,892)	-
Investments in consolidated subsidiaries	1,429,665	-	-	(1,429,665)	-
Deferred income taxes, net	20,532	-	-	(20,532)	-
Property and equipment, net	2,339	79,428	8,638	-	90,405
Goodwill	-	465,575	30,840	-	496,415
Intangibles, net	-	84,915	2,140	-	87,055
Other assets, net	1,233	-	-	-	1,233

Total Assets	$1,467,782	$1,802,726	$110,855	$(1,841,935)	$1,539,428

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,519	$218,920	$16,298	$(4,846)	$244,891
Accrued expenses	38,744	80,738	5,312	-	124,794
Borrowings under revolving lines of credit	-	-	11,240	-	11,240
Current portions of long-term obligations	11,250	5,070	-	-	16,320
Total current liabilities	64,513	304,728	32,850	(4,846)	397,245

Intercompany payable, net	349,908	-	36,984	(386,892)	-
Long-term debt, net of current	170,200	-	-	-	170,200
Deferred income taxes, net	-	86,860	172	(20,532)	66,500
Long-term obligations under equipment financing and other, net of current	45	22,256	66	-	22,367
Total liabilities	584,666	413,844	70,072	(412,270)	656,312

Total stockholders' equity	883,116	1,388,882	40,783	(1,429,665)	883,116

Total Liabilities and Stockholders' Equity	$1,467,782	$1,802,726	$110,855	$(1,841,935)	$1,539,428

BEACON ROOFING SUPPLY, INC.

Condensed Consolidated Balance Sheets

(Unaudited; In thousands)

	March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$25,487	$5,962	$(8,493)	$22,956
Accounts receivable, net	-	233,912	15,010	(768)	248,154
Inventories, net	-	329,748	31,569	-	361,317
Prepaid expenses and other current assets	16,146	70,729	2,761	(16,146)	73,490
Total current assets	16,146	659,876	55,302	(25,407)	705,917

Intercompany receivable, net	-	397,545	-	(397,545)	-
Investments in consolidated subsidiaries	1,359,194	-	-	(1,359,194)	-
Deferred income taxes, net	14,315	-	310	(14,625)	-
Property and equipment, net	2,585	73,998	8,471	-	85,054
Goodwill	-	457,220	31,104	-	488,324
Intangibles, net	12	88,896	2,742	-	91,650
Other assets, net	1,644	-	1,368	-	3,012

Total Assets	$1,393,896	$1,677,535	$99,297	$(1,796,771)	$1,373,957

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,479	$178,286	$16,208	$(9,260)	$202,713
Accrued expenses	6,959	87,907	1,825	(16,145)	80,546
Borrowings under revolving lines of credit	-	-	3,948	-	3,948
Current portions of long-term obligations	11,250	5,362	-	-	16,612
Total current liabilities	35,688	271,555	21,981	(25,405)	303,819

Intercompany payable, net	361,441	-	36,104	(397,545)	-
Long-term debt, net of current	178,241	-	-	-	178,241
Deferred income taxes, net	-	63,264	-	(14,627)	48,637
Long-term obligations under equipment financing and other, net of current	45	24,665	69	-	24,779
Total liabilities	575,415	359,484	58,154	(437,577)	555,476

Total stockholders' equity	818,481	1,318,051	41,143	(1,359,194)	818,481

Total Liabilities and Stockholders' Equity	$1,393,896	$1,677,535	$99,297	$(1,796,771)	$1,373,957

BEACON ROOFING SUPPLY, INC.

Condensed Consolidated Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Three Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net sales	$-	$803,781	$19,862	$(106)	$823,537
Cost of products sold	-	612,646	15,233	(106)	627,773
Gross profit	-	191,135	4,629	-	195,764
Operating expenses	27,987	157,398	6,496	-	191,881
Intercompany charges (income)	(17,593)	16,270	1,323	-	-
Income (loss) from operations	(10,394)	17,467	(3,190)	-	3,883
Interest expense, financing costs, and other	4,763	8,267	(4)	-	13,026
Intercompany interest expense (income)	(4,795)	4,412	383	-	-
Income (loss) before provision for income taxes	(10,362)	4,788	(3,569)	-	(9,143)
Provision for (benefit from) income taxes	(11,141)	8,663	(946)	-	(3,424)
Income before equity in net income of subsidiaries	779	(3,875)	(2,623)	-	(5,719)
Equity in net income of subsidiaries	(6,498)	-	-	6,498	-
Net income	$(5,719)	$(3,875)	$(2,623)	$6,498	$(5,719)

Weighted-average common stock outstanding:
Basic					59,295,990
Diluted					59,295,990

Net income per share:
Basic					$(0.10)
Diluted					$(0.10)

	Three Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net sales	$-	$392,789	$20,479	$(84)	$413,184
Cost of products sold	-	300,925	15,570	(84)	316,411
Gross profit	-	91,864	4,909	-	96,773
Operating expenses	8,814	94,895	7,270	-	110,979
Intercompany charges (income)	(6,729)	6,134	595	-	-
Income (loss) from operations	(2,085)	(9,165)	(2,956)	-	(14,206)
Interest expense, financing costs, and other	2,335	4	183	-	2,522
Intercompany interest expense (income)	(3,721)	3,337	384	-	-
Income (loss) before provision for income taxes	(699)	(12,506)	(3,523)	-	(16,728)
Provision for (benefit from) income taxes	(328)	(4,887)	(1,727)	-	(6,942)
Income before equity in net income of subsidiaries	(371)	(7,619)	(1,796)	-	(9,786)
Equity in net income of subsidiaries	(9,415)	-	-	9,415	-
Net income	$(9,786)	$(7,619)	$(1,796)	$9,415	$(9,786)

Weighted-average common stock outstanding:
Basic					49,513,141
Diluted					49,513,141

Net income per share:
Basic					$(0.20)
Diluted					$(0.20)

BEACON ROOFING SUPPLY, INC.

Condensed Consolidated Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Six Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net sales	$-	$1,735,265	$64,999	$(247)	$1,800,017
Cost of products sold	-	1,321,029	50,283	(247)	1,371,065
Gross profit	-	414,236	14,716	-	428,952
Operating expenses	59,159	324,412	14,654	-	398,225
Intercompany charges (income)	(25,440)	23,456	1,984	-	-
Income (loss) from operations	(33,719)	66,368	(1,922)	-	30,727
Interest expense, financing costs, and other	14,637	14,505	140	-	29,282
Intercompany interest expense (income)	(8,721)	7,949	772	-	-
Income (loss) before provision for income taxes	(39,635)	43,914	(2,834)	-	1,445
Provision for (benefit from) income taxes	(20,873)	21,670	(751)	-	46
Income before equity in net income of subsidiaries	(18,762)	22,244	(2,083)	-	1,399
Equity in net income of subsidiaries	20,161	-	-	(20,161)	-
Net income	$1,399	$22,244	$(2,083)	$(20,161)	$1,399

Weighted-average common stock outstanding:
Basic					59,133,569
Diluted					60,077,852

Net income per share:
Basic					$0.02
Diluted					$0.02

	Six Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net sales	$-	$943,291	$66,093	$(158)	$1,009,226
Cost of products sold	-	723,906	51,140	(158)	774,888
Gross profit	-	219,385	14,953	-	234,338
Operating expenses	18,234	190,533	15,957	-	224,724
Intercompany charges (income)	(13,427)	12,236	1,191	-	-
Income (loss) from operations	(4,807)	16,616	(2,195)	-	9,614
Interest expense, financing costs, and other	4,774	69	334	-	5,177
Intercompany interest expense (income)	(7,635)	6,852	783	-	-
Income (loss) before provision for income taxes	(1,946)	9,695	(3,312)	-	4,437
Provision for (benefit from) income taxes	(838)	4,180	(2,026)	-	1,316
Income before equity in net income of subsidiaries	(1,108)	5,515	(1,286)	-	3,121
Equity in net income of subsidiaries	4,229	-	-	(4,229)	-
Net income	$3,121	$5,515	$(1,286)	$(4,229)	$3,121

Weighted-average common stock outstanding:
Basic					49,470,528
Diluted					50,029,935

Net income per share:
Basic					$0.06
Diluted					$0.06

BEACON ROOFING SUPPLY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net income (loss)	$(5,719)	$(3,875)	$(2,623)	$6,498	$(5,719)
Other comprehensive income (loss):
Foreign currency translation adjustment	4,226	-	4,226	(4,226)	4,226
Total other comprehensive income (loss)	4,226	-	4,226	(4,226)	4,226
Comprehensive income (loss)	$(1,493)	$(3,875)	$1,603	$2,272	$(1,493)

	Three Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net income (loss)	$(9,786)	$(7,619)	$(1,796)	$9,415	$(9,786)
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,169)	-	(6,169)	6,169	(6,169)
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	(263)	-	-	-	(263)
Total other comprehensive income (loss)	(6,432)	-	(6,169)	6,169	(6,432)
Comprehensive income (loss)	$(16,218)	$(7,619)	$(7,965)	$15,584	$(16,218)

	Six Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net income (loss)	$1,399	$22,244	$(2,083)	$(20,161)	$1,399
Other comprehensive income (loss):
Foreign currency translation adjustment	1,757	-	1,757	(1,757)	1,757
Total other comprehensive income (loss)	1,757	-	1,757	(1,757)	1,757
Comprehensive income (loss)	$3,156	$22,244	$(326)	$(21,918)	$3,156

	Six Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net income (loss)	$3,121	$5,515	$(1,286)	$(4,229)	$3,121
Other comprehensive income (loss):
Foreign currency translation adjustment	(9,358)	-	(9,358)	9,358	(9,358)
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	(298)	-	-	-	(298)
Total other comprehensive income (loss)	(9,656)	-	(9,358)	9,358	(9,656)
Comprehensive income (loss)	$(6,535)	$5,515	$(10,644)	$5,129	$(6,535)

BEACON ROOFING SUPPLY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; In thousands)

	Six Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net cash provided by operating activities	(41,213)	127,076	9,262	(14,473)	80,652

Investing Activities
Purchases of property and equipment	(1,507)	(9,093)	(459)	-	(11,059)
Acquisition of businesses	(941,156)	-	-	-	(941,156)
Proceeds from the sale of assets	-	377	-	-	377
Intercompany activity	423,620	-	-	(423,620)	-
Net cash used in investing activities	(519,043)	(8,716)	(459)	(423,620)	(951,838)

Financing Activities
Borrowings under revolving lines of credit	-	1,017,128	-	-	1,017,128
Repayments under revolving lines of credit	-	(713,407)	(11,448)	-	(724,855)
Borrowings under term loan	450,000	-	-	-	450,000
Repayments under term loan	(187,875)	-	-	-	(187,875)
Repayments under equipment financing facilities and other	-	(2,633)	-	-	(2,633)
Borrowings under Senior Notes	300,000	-	-	-	300,000
Payment of deferred financing costs	(18,890)	(8,923)	-	-	(27,813)
Proceeds from issuance of common stock	15,391	-	-	-	15,391
Excess tax benefit from stock-based compensation	1,630	-	-	-	1,630
Intercompany activity	-	(424,510)	890	423,620	-
Net cash provided by (used in) financing activities	560,256	(132,345)	(10,558)	423,620	840,973

Effect of exchange rate changes on cash and cash equivalents	-	-	(607)	-	(607)

Net increase (decrease) in cash and cash equivalents	-	(13,985)	(2,362)	(14,473)	(30,820)
Cash and cash equivalents, beginning of period	-	42,816	7,051	(4,206)	45,661
Cash and cash equivalents, end of period	$-	$28,831	$4,689	$(18,679)	$14,841

	Six Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net cash provided by operating activities	(24,915)	78,178	10,888	(1,666)	62,485

Investing Activities
Purchases of property and equipment	(235)	(4,751)	(393)	(5)	(5,384)
Acquisition of businesses	(69,745)	-	-	-	(69,745)
Proceeds from the sale of assets	-	367	-	-	367
Intercompany activity	104,887	-	-	(104,887)	-
Net cash used in investing activities	34,907	(4,384)	(393)	(104,892)	(74,762)

Financing Activities
Borrowings under revolving lines of credit	235,907	-	-	-	235,907
Repayments under revolving lines of credit	(243,707)	-	(5,832)	-	(249,539)
Borrowings under term loan	-	-	-	-	-
Repayments under term loan	(5,625)	-	-	-	(5,625)
Repayments under equipment financing facilities and other	-	(2,758)	-	-	(2,758)
Borrowings under Senior Notes	-	-	-	-	-
Payment of deferred financing costs	-	-	-	-	-
Proceeds from issuance of common stock	3,171	-	-	-	3,171
Excess tax benefit from stock-based compensation	262	-	-	-	262
Intercompany activity	-	(103,602)	(1,285)	104,887	-
Net cash provided by (used in) financing activities	(9,992)	(106,360)	(7,117)	104,887	(18,582)

Effect of exchange rate changes on cash and cash equivalents	-	-	(657)	-	(657)

Net increase (decrease) in cash and cash equivalents	-	(32,566)	2,721	(1,671)	(31,516)
Cash and cash equivalents, beginning of period	-	58,053	3,241	(6,822)	54,472
Cash and cash equivalents, end of period	$-	$25,487	$5,962	$(8,493)	$22,956

13. Subsequent Events

On April 1, 2016 the Company completed strategic acquisitions of Atlantic Building Products, a Pennsylvania-based company, and Lyf-Tym Building Products, a North Carolina-based company. On May 2, 2016 the Company completed a strategic acquisition of Fox Brothers, a Michigan-based company.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with in conjunction with Management’s Discussion and Analysis included in our 2015 Annual Report on Form 10-K and our condensed consolidated financial statements and the notes thereto included elsewhere in this document. All references to “2016” refer to the respective three and six month periods ended March 31, 2016 being discussed and all references to “2015” refer to the respective three and six month periods ended March 31, 2015 being discussed. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

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

On October 1, 2015, we completed our acquisition of Roofing Supply Group ("RSG"), a leading roofing products distributor, in a cash and stock transaction valued at approximately $1.2 billion. Completion of the RSG acquisition strengthens our position as the largest publicly traded roofing materials and related products distributor in the U.S., with approximately $3.6 billion in combined pro forma revenues.

In addition to the RSG Acquisition, we have continued to focus on this element of our growth through three additional acquisitions in December 2015 (RCI, RIS, and Statewide). These recent strategic acquisitions have significantly enhanced our geographic footprint, and we currently operate in 365 locations in 45 states, as well as Canada, with an enhanced presence in the Southern and Western United States and the Pacific Northwest.

We stock one of the most extensive assortments of high-quality, branded products in the industry with approximately 11,000 SKUs available in inventory, enabling us to deliver a wide range of products to our customers on a timely basis. In fiscal year 2015, approximately 93% of our net sales were in the United States.

Executing both the strategic and tactical operating plan at each of our branches drives our financial results. Effective execution of both the sales and operating plans allows us to grow beyond the relative strength of the residential and non-residential roofing markets we serve. Our business model is a bottom-up approach, where we allow each of our branches to participate in the development of their own marketing plan and product mix as they know and understand their respective markets. Local alignment with overall strategic goals provides the foundation for significant ownership of results at the branch level.

Our distinctive operational model combined with significant branch level ownership differentiates us from the competition. We provide customer services, including job site delivery, custom designed tapered roofing systems, metal fabrication, and trade credit. We consider customer relations and our employees' knowledge of roofing and exterior building materials to be very important to our ability to increase customer loyalty and maintain customer satisfaction. Our customers’ business success can be enhanced when they are supported by our efficient and effective distribution network. We invest significant resources in professional development and training our employees in sales techniques, management skills, product knowledge and operational proficiency. We pride ourselves on providing these capabilities developed on a foundation of continuous improvement driving service excellence, productivity and efficiencies.

Our growth strategy includes both organic growth (opening branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. Our main acquisition strategy is to target market leaders in geographic areas that we do not service or that complement our existing operations in an area. The following transactions highlight our recent success delivering on our growth strategy:

•	The RSG Acquisition provides us the opportunity to create an even stronger roofing distribution company built upon the foundation of two strong, growing distribution platforms with an extensive national footprint and continued growth potential. On the date of the acquisition, RSG operated 85 branches across 25 states, with 300 to 2,200 SKUs per branch. This allows us to:

-	Expand product offering and increase cross selling opportunities.
-	Continue to provide exceptional customer service and roofing expertise.
-	Selectively pursue opportunities for organic growth and strategic acquisitions.
-	Enhance margins and free cash flow generation through continued execution of our growth strategy.

•	We have continued to focus on organic greenfield growth with the opening of 1 new branch in fiscal 2016, 6 new branches in fiscal 2015, 26 new branches in fiscal 2014, and 10 new branches in fiscal 2013. These 43 new branch locations in the past three years have allowed us to strategically penetrate deeper into many of our existing markets and enter into new markets. In addition, RSG opened 9 new branches in fiscal 2015, 9 new branches in fiscal 2014, and 8 new branches in fiscal 2013. Although these new greenfield locations impact our operating cost structure in the near-term, we believe that our greenfields are strategically located within markets with strong dynamics and opportunity to quickly establish our presence and gain local market share.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2016

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Net sales	$823,537	$413,184
Cost of products sold	627,773	316,411
Gross profit	195,764	96,773
Operating expenses	191,881	110,979
Income (loss) from operations	3,883	(14,206)
Interest expense, financing costs, and other	13,026	2,522
Income (loss) before provision for income taxes	(9,143)	(16,728)
Provision for (benefit from) income taxes	(3,424)	(6,942)
Net income	(5,719)	(9,786)
RSG costs, net of taxes	7,401	-
Adjusted net income[1]	$1,682	$(9,786)

	Three Months Ended March 31,
	2016	2015
	% of total revenue

Net sales	100%	100%
Cost of products sold	76%	77%
Gross profit	24%	23%
Operating expenses	23%	27%
Income (loss) from operations	1%	-4%
Interest expense, financing costs, and other	2%	1%
Income (loss) before provision for income taxes	-1%	-5%
Provision for (benefit from) income taxes	0%	-2%
Net income	-1%	-3%
RSG costs, net of taxes	1%	0%
Adjusted net income[1]	0%	-3%

________________________

[1]	Operating expenses and interest expense for 2016 include charges of $6.7 million ($4.0 million, net of taxes) for the recognition of certain transactional costs related to the RSG acquisition, which is 0.8% of sales (0.5%, net of taxes), and amortization for acquired intangibles of $5.7 million ($3.4 million, net of taxes), which is 0.7% of sales (0.4% net of taxes). Management believes the Adjusted Net Income for 2016 provides a meaningful comparison to prior periods of operating results to adjust for the impact of the RSG Acquisition.

In managing our business, we consider all growth, including the opening of new branches, to be organic growth unless it results from an acquisition. When we refer to growth in existing markets or organic growth, we include growth from existing and newly opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. When we refer to regions, we are referring to our geographic regions.

As of March 31, 2016, we had a total of 357 branches in operation. Our existing market calculations include 244 branches and exclude 113 branches because they were acquired after the start of 2015. Acquired markets for 2016 include activity from branches acquired under the ProCoat Systems, Roofing Supply Group, RCI Roofing Supply, Roofing & Insulation Supply, and Statewide Wholesale acquisitions (See Note 2 to the Condensed Consolidated Financial Statements). When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

The following table presents a summary of our results of operations for the periods presented, broken down by existing markets and acquired markets:

	Existing Markets		Acquired Markets		Consolidated
	Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)

Net sales	$493,432	$386,337	$330,105	$26,848	$823,537	$413,185

Gross profit	$120,009	$91,132	$75,755	$5,641	$195,764	$96,773
Gross margin	24.3%	23.6%	22.9%	21.0%	23.8%	23.4%

Operating expenses [1]	$109,530	$104,084	$82,350	$6,896	$191,880	$110,980
Operating expenses as a % of net sales	22.2%	26.9%	24.9%	25.7%	23.3%	26.9%

Operating income (loss)	$10,479	$(12,952)	$(6,595)	$(1,254)	$3,884	$(14,206)
Operating margin	2.1%	-3.4%	-2.0%	-4.7%	0.5%	-3.4%

________________________

[1]	During the three months ended March 31, 2016 and 2015, we recorded amortization expense for our acquired markets related to intangible assets recorded under purchase accounting of $13.7 million and $0.2 million, respectively. In addition, operating expenses also included non-recurring charges of $5.5 million ($3.3 million, net of taxes) for the recognition of certain charges related to the RSG acquisition.

Net Sales

Consolidated net sales increased $410.4 million, or 99.3%, to $823.5 million in 2016 from $413.2 million in 2015. Existing market sales increased $107.1 million, or 27.7% over the same comparative periods. We believe our 2016 existing market sales were influenced primarily by the following factors:

•	Increased demand in our residential, non-residential, and complementary products groups;

•	milder winter weather in 2016 allowed for an increase in roofing activities

•	42 new Beacon greenfield branches that opened in fiscal years 2013, 2014 and 2015;

partially offset by:

•	lower residential and non-residential roofing average selling prices.

Net sales within our acquired markets were $330.1 million in 2016, a significant increase from 2015 due to the sales impact from the acquisitions completed during 2016. In 2016, we acquired 111 branches and closed 25 branches, primarily as a result of facility consolidations due to the acquisitions.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices in existing markets declined 2-3% in 2016 compared to 2015, driven primarily by declines in residential and non-residential selling prices which were both down approximately 2-3% year-over-year. These declines were partially offset by continued increases in the average selling prices of complementary products which increased approximately 1% year-over-year. During the same period, net product costs for complementary products decreased less than 1%, while residential and non-residential net product costs decreased approximately 1-2% and 2-3%, respectively, year-over-year. During 2016, we experienced an overall increase in the gross margins over the prior year due to a shift in sales mix to higher-margin residential products. This more than offset a decline in our average selling prices, which were less than the reduction in net product costs.

Existing markets net sales by geographical region increased (decreased) from 2015 to 2016 as follows: Northeast 52.4%; Mid-Atlantic 32.0%; Southeast 47.2%; Southwest 30.4%; Midwest 11.1%; West 5.1%; and Canada (3.0%). These variations were primarily caused by short-term factors such as local market conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

	Three Months Ended March 31,
	2016		2015		Change
	Net Sales	%	Net Sales	%	$	%
	(Dollars in thousands)

Residential roofing products	$253,613	51.4%	$192,991	50.0%	$60,622	31.4%
Non-residential roofing products	155,305	31.5%	123,817	32.0%	31,488	25.4%
Complementary building products	84,514	17.1%	69,529	18.0%	14,985	21.6%
Total existing market sales	$493,432	100.0%	$386,337	100.0%	$107,095	27.7%

For 2016, our acquired markets recognized sales of $182.4 million, $114.0 million and $33.7 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The combination of our 2016 existing market sales of $493.4 million plus the sales from acquired markets of $330.1 million equals our total 2016 sales of $823.5 million. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit and gross margin for our consolidated and existing markets were as follows:

	Three Months Ended March 31,		Change[1]
	2016	2015	$	%
	(Dollars in thousands)

Gross profit - consolidated	$195,764	$96,773	$98,991	102.3%
Gross profit - existing markets	120,009	91,132	28,877	31.7%

Gross margin - consolidated	23.8%	23.4%	N/A	0.4%
Gross margin - existing markets	24.3%	23.6%	N/A	0.7%

________________________

1 Percentage changes for dollar amounts represents the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points

Our existing market gross profit increased $28.9 million, or 31.7% in 2016, and gross profit within our acquired markets was $75.8 million for the same period. Our overall gross margins improved to 23.8% in 2016, due to a favorable shift in sales mix to residential products. Gross margins within our existing markets for 2016 increased to 24.3%.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expenses) compared to our warehouse sales, represented 18.0% and 18.4% of our net sales in 2016 and 2015, respectively. We believe variations in direct sales activity to be primarily caused by short-term factors such as local market conditions, weather conditions and storm activity. None of these variations were driven by material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expense

Operating expense for consolidated and existing markets were as follows:

	Three Months Ended March 31,		Change[1]
	2016	2015	$	%
	(Dollars in thousands)

Operating expenses - consolidated	$191,880	$110,980	$80,900	72.9%
Operating expenses - existing markets	109,530	104,084	5,446	5.2%

Operating expenses as a % of net sales - consolidated	23.3%	26.9%	N/A	-3.6%
Operating expenses as a % of net sales - existing markets	22.2%	26.9%	N/A	-4.7%

________________________

1 Percentage changes for dollar amounts represents the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points

Operating expense in our existing market increased by $5.4 million, or 5.2% in 2016, to $109.5 million, as compared to $104.1 million in 2015, while operating expense within our acquired markets was $82.4 million in 2016. The following factors were the leading causes of the increased operating expense in our existing markets:

•	An increase in payroll, employee benefits costs, and stock compensation expense of $8.0 million due to an increase in variable incentive and volume-related compensation

•	an increase in depreciation and amortization of $0.5 million; and

•	6 new greenfield locations opened during fiscal 2015 that drove incremental operating expense of $0.5 million over the prior year partially offset by:

•	a decrease in the allowance for uncollectible accounts of $1.7 million; and

•	a decrease in general and administrative, selling, warehouse and other expenses of $1.9 million

During 2016 and 2015, we recorded $3.4 million and $3.4 million, respectively, of expense within our existing markets related to the amortization of intangible assets recorded under purchase accounting. Our existing markets operating expense as a percentage of the related net sales in 2016 was 22.2%, compared to 26.9% in 2015.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $11.8 million in 2016, as compared to $2.5 million in 2015. The primary driver of the increase is the additional interest expense incurred on the increase in debt outstanding over the comparative periods.

In 2016, the Company expensed $2.2 million of direct issuance costs incurred related to the New Senior Credit Facilities. The remainder of the settlement of the Company’s previous debt arrangements was accounted for as a debt extinguishment, for which the Company recognized a loss on extinguishment of $0.8 million. The Company incurred $31.3 million in financing fees related to the Term Loan B, ABL Revolver Facility, and Senior Notes in 2016, which will be recognized through 2022.

Income Taxes

There was an income tax benefit of $3.4 million in 2016, as compared to $6.9 million benefit in 2015. The decrease was primarily due to the $7.6 million difference in pre-tax net loss for the comparative periods.

Comparison of the Six Months Ended March 31, 2015 and 2016

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Six Months Ended March 31,
	2016	2015
	(In thousands)

Net sales	$1,800,017	$1,009,226
Cost of products sold	1,371,065	774,888
Gross profit	428,952	234,338
Operating expenses	398,225	224,724
Income (loss) from operations	30,727	9,614
Interest expense, financing costs, and other	29,282	5,177
Income (loss) before provision for income taxes	1,445	4,437
Provision for (benefit from) income taxes	46	1,316
Net income	1,399	3,121
RSG costs, net of taxes	24,962
Adjusted net income[1]	$26,361	$3,121

	Six Months Ended March 31,
	2016	2015
	% of total revenue

Net sales	100%	100%
Cost of products sold	76%	77%
Gross profit	24%	23%
Operating expenses	22%	22%
Income (loss) from operations	2%	1%
Interest expense, financing costs, and other	2%	1%
Income (loss) before provision for income taxes	0%	0%
Provision for (benefit from) income taxes	0%	0%
Net income	0%	0%
RSG costs, net of taxes	1%	0%
Adjusted net income[1]	1%	0%

________________________

[1]	Operating expenses and interest expense for 2016 include charges of $30.5 million ($18.2 million, net of taxes) for the recognition of certain transactional costs related to the RSG acquisition, which is 1.7% of sales (1.0%, net of taxes), and amortization for acquired intangibles of $11.4 million ($6.8 million, net of taxes), which is 0.6% of sales (0.4% net of taxes). Management believes the Adjusted Net Income for 2016 provides a meaningful comparison to prior periods of operating results to adjust for the impact of the RSG Acquisition.

In managing our business, we consider all growth, including the opening of new branches, to be organic growth unless it results from an acquisition. When we refer to growth in existing markets or organic growth, we include growth from existing and newly opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. When we refer to regions, we are referring to our geographic regions.

As of March 31, 2016, we had a total of 357 branches in operation. Our existing market calculations include 243 branches and exclude 114 branches because they were acquired after the start of last year. Acquired markets for 2016 include activity from branches acquired under the Wholesale Roofing Supply, ProCoat Systems, Roofing Supply Group, RCI Roofing Supply, Roofing & Insulation Supply, and Statewide Wholesale acquisitions (See Note 2 to the Condensed Consolidated Financial Statements). When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

The following table presents a summary of our results of operations for the periods presented, broken down by existing markets and acquired markets:

	Existing Markets		Acquired Markets		Consolidated
	Six Months Ended March 31,
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)

Net sales	$1,108,378	$937,298	$691,639	$71,928	$1,800,017	$1,009,226

Gross profit	$271,722	$219,281	$157,230	$15,057	$428,952	$234,338
Gross margin	24.5%	23.4%	22.7%	20.9%	23.8%	23.2%

Operating expenses [1]	$219,251	$208,763	$178,973	$15,961	$398,224	$224,724
Operating expenses as a % of net sales	19.8%	22.3%	25.9%	22.2%	22.1%	22.3%

Operating income (loss)	$52,471	$10,518	$(21,743)	$(904)	$30,728	$9,614
Operating margin	4.7%	1.1%	-3.1%	-1.3%	1.7%	1.0%

________________________

[1]	During the six months ended March 31, 2016 and 2015, we recorded amortization expense for our acquired markets related to intangible assets recorded under purchase accounting of $26.8 million and $0.9 million, respectively. In addition, operating expenses also included non-recurring charges of $25.5 million ($15.2 million, net of taxes) for the recognition of certain charges related to the RSG acquisition.

Net Sales

Consolidated net sales increased $790.8 million, or 78.4%, to $1.8 billion in 2016 from $1.0 billion in 2015. Existing market sales increased $171.1 million, or 18.3% over the same comparative periods. We believe our 2016 existing market sales were influenced primarily by the following factors:

•	Increased demand in our residential, non-residential, and complementary products groups;

•	milder winter weather towards the end of the first quarter 2016 and the second quarter 2016; and

•	42 new Beacon greenfield branches opened in fiscal year 2013, 2014 and 2015;

partially offset by:

•	lower residential and non-residential roofing average selling prices.

Net sales within our acquired markets were $691.6 million in 2016, a significant increase from 2015 due to the sales impact from the acquisitions completed during 2016. In 2016, we acquired 111 branches and closed 25 branches, primarily as a result of facility consolidations due to the acquisitions.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices in existing markets declined 1-2% in 2016 compared to 2015, driven primarily by declines in residential and non-residential selling prices which were both down approximately 2-3% year-over-year. These declines were partially offset by continued increases in the average selling prices of complementary products which increased approximately 1% year-over-year. During the same period, net product costs for complementary products remained relatively flat, while residential and non-residential net product costs each decreased approximately 2-3%, year-over-year. During 2016, we experienced an increase in the gross margins within our residential product group due to reduction in our net product costs which was greater than the decline in our average selling prices. Overall gross margins in 2016 improved from the prior year due to a shift in sales mix to higher-margin residential products.

Existing markets net sales by geographical region increased (decreased) from 2015 to 2016 as follows: Northeast 26.3%; Mid-Atlantic 17.5%; Southeast 34.4%; Southwest 24.9%; Midwest 4.4%; West 22.2%; and Canada (1.7%). These variations were primarily caused by short-term factors such as local market conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

	Six Months Ended March 31,
	2016		2015		Change
	Net Sales	%	Net Sales	%	$	%
	(Dollars in thousands)

Residential roofing products	$549,691	49.6%	$448,002	47.8%	$101,689	22.7%
Non-residential roofing products	372,983	33.7%	325,106	34.7%	47,877	14.7%
Complementary building products	185,704	16.7%	164,190	17.5%	21,514	13.1%
Total existing market sales	$1,108,378	100.0%	$937,298	100.0%	$171,080	18.3%

For 2016, our acquired markets recognized sales of $381.1 million, $245.2 million and $65.3 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The combination of our 2016 existing market sales of $1.1 billion plus the sales from acquired markets of $691.6 million equals our total 2016 sales of $1.8 billion. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit and gross margin for our consolidated and existing markets were as follows:

	Six Months Ended March 31,		Change[1]
	2016	2015	$	%
	(Dollars in thousands)

Gross profit - consolidated	$428,952	$234,338	$194,614	83.0%
Gross profit - existing markets	271,722	219,281	52,441	23.9%

Gross margin - consolidated	23.8%	23.2%	N/A	0.6%
Gross margin - existing markets	24.5%	23.4%	N/A	1.1%

________________________

1 Percentage changes for dollar amounts represents the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points

Our existing market gross profit increased $52.4 million, or 23.9% in 2016, and gross profit within our acquired markets was $157.2 million for the same period. Our overall gross margins improved to 23.8% in 2016, due to a favorable shift in sales mix to residential products coupled with a decrease in the net products costs of both residential and non-residential products. Gross margins within our existing markets for 2016 increased to 24.5%.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expenses) compared to our warehouse sales, represented 16.4% and 16.2% of our net sales in 2016 and 2015, respectively. We believe variations in direct sales activity to be primarily caused by short-term factors such as local market conditions, weather conditions and storm activity. None of these variations were driven by material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expense

Operating expense for consolidated and existing markets were as follows:

	Six Months Ended March 31,		Change[1]
	2016	2015	$	%
	(Dollars in thousands)

Operating expenses - consolidated	$398,224	$224,724	$173,500	77.2%
Operating expenses - existing markets	219,251	208,763	10,488	5.0%

Operating expenses as a % of net sales - consolidated	22.1%	22.3%	N/A	-0.2%
Operating expenses as a % of net sales - existing markets	19.8%	22.3%	N/A	-2.5%

________________________

1 Percentage changes for dollar amounts represents the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points

Operating expense in our existing market increased by $10.5 million, or 5.0% in 2016, to $219.3 million, as compared to $208.8 million in 2015, while operating expense within our acquired markets was $179.0 million in 2016. The following factors were the leading causes of the increased operating expense in our existing markets:

•	An increase in payroll, employee benefits, and stock compensation costs of $11.4 million due to an increase in variable incentive and volume-related compensation costs;

•	7 new greenfield locations opened during fiscal years 2015 and 2016 that drove incremental operating expense of $2.2 million over the prior year;

partially offset by:

•	a decrease in general and administrative, selling, warehouse and other expenses of $1.5 million

•	a decrease in amortization expense of $0.8 million; and

During 2016 and 2015, we recorded $5.5 million and $6.3 million, respectively, of expense within our existing markets related to the amortization of intangible assets recorded under purchase accounting. Our existing markets operating expense as a percentage of the related net sales in 2016 was 19.8%, compared to 22.3% in 2015.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $29.3 million in 2016, as compared to $5.2 million in 2015. The primary driver of the increase is the additional interest expense incurred on the increase in debt outstanding over the comparative periods.

In 2016, the Company expensed $2.2 million of direct issuance costs incurred related to the New Senior Credit Facilities. The remainder of the settlement of the Company’s previous debt arrangements was accounted for as a debt extinguishment, for which the Company recognized a loss on extinguishment of $0.8 million. The Company incurred $31.3 million in financing fees related to the Term Loan B, ABL Revolver Facility, and Senior Notes in 2016, which will be recognized through 2022.

Income Taxes

Income tax expense was less than $0.1 million in 2016, compared to $1.3 million in 2015. The decrease was primarily due to a decrease in pre-tax income due to nonrecurring charges associated with the RSG acquisition that closed on October 1, 2015. The effective rate before discrete items increased to 39.69% in 2016, compared to 39.01% in 2015, which was primarily driven by non-deductible professional fees related to the RSG acquisition. We expect our fiscal 2016 effective annual income tax rate to average approximately 39.0% to 40.0%, excluding any discrete items.

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

	Fiscal Year 2016		Fiscal Year 2015
	Qtr 1	Qtr 2	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(Dollars in thousands)

Net sales	976,480	823,537	596,042	413,184	718,214	787,729
% of year’s sales	54.2%	45.8%	23.7%	16.4%	28.6%	31.3%

Gross profit	233,188	195,764	137,565	96,773	169,436	191,591
% of year’s gross profit	54.4%	45.6%	23.1%	16.3%	28.5%	32.1%

Income (loss) from operations	26,844	3,883	23,820	(14,207)	47,694	59,774
% of year’s income from operations	87.4%	12.6%	20.3%	-12.1%	40.7%	51.1%

Net income (loss)	7,118	(5,719)	12,906	(9,785)	28,349	30,807

Net income (loss) per share - basic	0.12	(0.10)	0.26	(0.20)	0.57	0.62
Net income (loss) per share - diluted	0.12	(0.10)	0.26	(0.20)	0.56	0.61

Liquidity and Capital Resources

Our principal sources of liquidity as of March 31, 2016 were our cash and cash equivalents of $14.8 million and our available borrowings of $369.3 million under our asset based lending revolving credit facility.

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended March 31,
	2016	2015
	(In thousands)

Net cash provided by (used in) operating activities	$80,652	$62,485
Net cash used in investing activities	(951,838)	(74,762)
Net cash provided by (used in) financing activities	840,973	(18,582)
Effect of exchange rate changes on cash and equivalents	(607)	(657)
Net increase (decrease) in cash and cash equivalents	$(30,820)	$(31,516)

Operating Activities

Our net cash provided by operating activities was $80.7 million in 2016, compared to $62.5 million provided by operating activities in 2015. Cash from operations increased $18.2 million due to an increase in net income after adjustments for non-cash items of $41.5 million offset by a decline in net working capital of $21.6 million.

Investing Activities

Net cash used in investing activities was $951.8 million in 2016, compared to $74.8 million used in investing activities in 2015. During the six months of 2016, we spent $941.2 million on acquisitions. Capital expenditures were $11.1 million in 2016, compared to $5.4 million in 2015. We currently expect fiscal year 2016 capital expenditures to total approximately 1.0% of net sales, mostly dependent upon our sales volume and the impact of new branch openings.

Financing Activities

Net cash provided by financing activities was $841.0 million in 2016, compared to $18.6 million used in financing activities in 2015. The net increase of $859.6 million was primarily due to the new financing agreements that the Company entered into as a result of the RSG acquisition offset by repayments and payment of deferred financing costs. In addition, proceeds from the issuance of common stock increased by $12.2 million to $15.4 million in 2016, as compared to $3.1 million in 2015.

Capital Resources

We currently have the following credit facilities:

•	a senior secured credit facility in the United States;

•	a senior secured credit facility in Canada;

•	a Term Loan B facility; and

•	Senior Notes

In connection with the RSG Acquisition on October 1, 2015, we entered into various financing arrangements totaling $1.5 billion. These arrangements allowed us to refinance its existing debt and substantially pay off all the RSG debt at closing. Prior to the RSG Acquisition, we had a credit facility with a syndicate of commercial banks that included a revolver and a long term note. As of the date of the Acquisition, approximately $185.6 million was outstanding on the long-term note payable and approximately $11.2 million was outstanding under the revolver.

The financing arrangements we entered into were an asset-based revolving line of credit facility (“ABL Facility”) of $700 million (of which $350 million was drawn at closing), a new $450 million term loan “B” facility (“Term Loan” or “Term Loan B Facility”), and $300 million of Senior Notes.

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

The US Revolver has various tranches of borrowings, bearing interest at rates ranging from 2.12% to 4.00%. The effective rate of these borrowings is 2.13% and is paid monthly. As of March 31, 2016, the outstanding balance on the US Revolver, net of debt issuance fees, was $295.7 million. The US Revolver also has outstanding standby letters of credit in the amount of $10.3 million as of March 31, 2016. Current unused commitment fees on the revolving credit facilities are 0.25% per annum.

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

Term Loan

On October 1, 2015, the Company entered into a $450 million Term Loan B Facility with Citibank N.A., and a syndicate of other lenders. The Term Loan requires quarterly principal payments in the amount of $1.1 million, with the remaining outstanding principal to be paid on its maturity date of October 1, 2022. Outstanding principal on the Term Loan bears interest at 4.00% and is paid every six months. The Company has the option of selecting the rate at which interest can accrue on the Term Loan as well as the period in which interest payments are made. The Company elected to pay interest based on the six month LIBOR rate, subject to a minimum rate of 1.00%, in addition to a base rate of 3.00%. As of March 31, 2016 the outstanding balance on the Term Loan, net of debt issuance fees, was $436.6 million.

The Term Loan B is guaranteed jointly and severally and fully and unconditionally by all of the United States subsidiaries of the Company but not by the Canadian subsidiaries of the Company.

Senior Notes

The Company also raised $300 million in Senior Notes, which mature on October 1, 2023. These notes bear interest at the rate of 6.38% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2016. There are early payment provisions in the Senior Note indenture in which the Company would be subject to “make whole” provisions. Management anticipates repaying the notes at the maturity date of October 1, 2023. As of March 31, 2016 the outstanding balance on the Senior Notes, net of debt issuance fees, was $290.4 million.

The Senior Notes are guaranteed jointly and severally and fully and unconditionally by all of the United States subsidiaries of the Company but not by the Canadian subsidiaries of the Company.

Equipment Financing Facilities and Other Financing Arrangements

As of March 31, 2016, there was a total of $22.9 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 4.49% and payments due through September 2021.

The Company also has capital leases in the amount of $25.1 million outstanding as of March 31, 2016. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

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

The Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2015 Annual Report on Form 10-K have not changed materially during the six month period ended March 31, 2016.

Item 4.	Controls and Procedures

As of March 31, 2016, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")). Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan	DEF 14A	000-50924	Appendix A	January 6, 2016

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1*	Certification pursuant to 18 U.S.C. Section 1350

101*	101.INS XBRL Instance
101.SCH XBRL Taxonomy Extension Schema
101.CAL XBRL Taxonomy Extension Calculation
101.LAB XBRL Taxonomy Extension Labels
101.PRE XBRL Taxonomy Extension Presentation
101.DEF XBRL Taxonomy Extension Definition

+	Management contract or compensatory plan/arrangement
*	Filed herewith

Pursuant to Rule 405 of Regulation S-T, we have attached the following interactive data files formatted in Extensible Business Reporting Language (XBRL) as Exhibit 101 to this Quarterly Report on Form 10-Q: (i) the Consolidated Balance Sheets at March 31, 2016; September 30, 2015; and March 31, 2015, (ii) the Consolidated Statements of Earnings for the three and six months ended March 31, 2016, and March 31, 2015, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2016, and March 31, 2015, (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2016, and March 31, 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: May 6, 2016	BY:	/s/ JOSEPH M. NOWICKI
Joseph M. Nowicki
Executive Vice President & Chief Financial Officer

