Form 10-Q
period 2016-06-30
BEACON ROOFING SUPPLY INC
filed 2016-08-04
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 1, 2016, 59,763,119 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Quarter Ended June 30, 2016

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(Unaudited; In thousands, except share and per share amounts)

	June 30, 2016	September 30, 2015	June 30, 2015

Assets
Current assets:
Cash and cash equivalents	$36,536	$45,661	$17,594
Accounts receivable, less allowance of $12,022, $6,298, and $8,352 as of June 30, 2016, September 30, 2015 and June 30, 2015, respectively	640,101	399,732	389,499
Inventories, net	620,908	320,999	386,812
Prepaid expenses and other current assets	205,073	97,928	99,505
Total current assets	1,502,618	864,320	893,410

Property and equipment, net	153,389	90,405	88,868
Goodwill	1,200,206	496,415	498,499
Intangibles, net	477,250	87,055	91,419
Other assets, net	1,430	1,233	1,233

Total Assets	$3,334,893	$1,539,428	$1,573,429

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$563,332	$244,891	$257,656
Accrued expenses	205,412	124,794	105,756
Borrowings under revolving lines of credit	-	11,240	74,110
Current portions of long-term debt	12,605	16,320	16,474
Total current liabilities	781,349	397,245	453,996

Borrowings under revolving lines of credit, net	416,207	-	-
Long-term debt, net	721,630	170,200	175,278
Deferred income taxes, net	106,337	66,500	68,099
Long-term obligations under equipment financing and other, net	39,720	22,367	23,602
Total liabilities	2,065,243	656,312	720,975

Commitments and contingencies

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 59,707,996 issued and outstanding at June 30, 2016; 49,790,743 issued and outstanding at September 30, 2015; and 49,697,834 issued and outstanding at June 30, 2015	597	497	496
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	686,943	345,934	340,468
Retained earnings	599,930	557,405	526,598
Accumulated other comprehensive loss	(17,820)	(20,720)	(15,108)
Total stockholders' equity	1,269,650	883,116	852,454

Total Liabilities and Stockholders' Equity	$3,334,893	$1,539,428	$1,573,429

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Net sales	$1,152,726	$718,214	$2,952,743	$1,727,440
Cost of products sold	870,651	548,778	2,241,716	1,323,666
Gross profit	282,075	169,436	711,027	403,774
Operating expense	203,696	121,445	601,921	345,852
Income from operations	78,379	47,991	109,106	57,922
Interest expense, financing costs, and other	12,226	2,494	41,508	7,988
Income before provision for income taxes	66,153	45,497	67,598	49,934
Provision for income taxes	25,027	17,148	25,073	18,464
Net income	$41,126	$28,349	$42,525	$31,470

Weighted-average common stock outstanding:
Basic	59,615,121	49,638,251	59,293,500	49,526,436
Diluted	60,619,809	50,199,126	60,276,695	50,089,987

Net income per share:
Basic	$0.69	$0.57	$0.72	$0.64
Diluted	$0.68	$0.56	$0.71	$0.63

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Net income	$41,126	$28,349	$42,525	$31,470
Other comprehensive income (loss):
Foreign currency translation adjustment	365	944	2,122	(8,413)
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	-	182	-	(116)
Total other comprehensive income (loss)	365	1,126	2,122	(8,529)
Comprehensive income	$41,491	$29,475	$44,647	$22,941

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(Unaudited; In thousands)

	Nine Months Ended June 30,
	2016	2015

Operating Activities
Net income	$42,525	$31,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,027	25,920
Stock-based compensation	14,070	7,305
Certain interest expense and other financing costs	5,113	814
Loss on sale of fixed assets	(838)	(609)
Deferred income taxes	1,460	(589)
Other, net	(359)	286
Changes in operating assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(43,060)	(20,581)
Inventories	(96,363)	(73,717)
Prepaid expenses and other assets	(56,764)	(7,168)
Accounts payable and accrued expenses	135,548	48,091
Net cash provided by operating activities	74,359	11,222

Investing Activities
Purchases of property and equipment	(21,553)	(13,787)
Acquisition of businesses	(1,018,658)	(85,301)
Proceeds from the sale of assets	969	804
Net cash used in investing activities	(1,039,242)	(98,284)

Financing Activities
Borrowings under revolving lines of credit	1,409,128	369,266
Repayments under revolving lines of credit	(1,006,076)	(312,488)
Borrowings under term loan	450,000	-
Repayments under term loan	(189,000)	(8,438)
Repayments under equipment financing facilities and other	(3,847)	(4,114)
Borrowings under Senior Notes	300,000	-
Payment of deferred financing costs	(27,813)	-
Proceeds from issuance of common stock	20,213	5,107
Excess tax benefit from stock-based compensation	4,024	1,245
Net cash provided by financing activities	956,629	50,578

Effect of exchange rate changes on cash and cash equivalents	(871)	(394)

Net decrease in cash and cash equivalents	(9,125)	(36,878)
Cash and cash equivalents, beginning of period	45,661	54,472
Cash and cash equivalents, end of period	$36,536	$17,594

Supplemental cash flow information
Cash paid during the period for:
Interest	$40,812	$6,847
Income taxes, net of tax refunds	867	21,295

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

Beacon Roofing Supply, Inc. (the “Company”) prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. The balance sheet as of June 30, 2015 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three and nine-month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2016 (fiscal year 2016 or “2016”).

The three-month periods ended June 30, 2016 and 2015 had 64 business days, and the nine-month periods ended June 30, 2016 and 2015 had 190 and 189 business days, respectively.

These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the Company’s fiscal year 2015 (“2015”) Annual Report on Form 10-K for the year ended September 30, 2015, as amended by the Current Report on Form 8-K filed on March 25, 2016.

Recent Accounting Pronouncements - Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-3, “Simplifying the Presentation of Debt Issuance Costs” to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the required presentation for debt discounts. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early adoption is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. The Company elected to early adopt this new guidance effective October 1, 2015. The adoption of this standard changed the Company’s previous practice of presenting debt issuance costs as an asset and resulted in the reduction of total assets and total liabilities in an amount equal to the balance of unamortized debt issuance costs at each balance sheet date presented. Debt issuance costs that are now presented as a direct reduction from the carrying amount of the associated debt liability amounted to $28.1 million at June 30, 2016, $4.2 million at September 30, 2015, and $1.9 million at June 30, 2015.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. This new guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments related to business combinations. It requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. In addition, the portion of the adjustment recorded in the current period that would have been recognized in prior periods had the adjustment been identified at that time must be presented, by line item, either on the face of the income statement or in the accompanying notes. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company elected to early adopt this new guidance effective January 1, 2016 and the impact on the financial statements through the nine months ended June 30, 2016 was immaterial.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes." This guidance requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is permitted. Entities are permitted to apply this guidance either prospectively or retrospectively. The Company adopted the guidance as of March 31, 2016 and applied it retrospectively to all prior periods. As a result the Company reclassified its current deferred tax balances of $2.3 million to non-current deferred taxes as of September 30, 2015.

Recent Accounting Pronouncements – Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The ASU will replace most existing accounting for lease guidance when it becomes effective. This guidance is effective for the Company beginning on October 1, 2019 and early adoption is permitted. The standard must be adopted using the modified retrospective approach. The standard will require the Company to record a right to use asset and a lease liability for most of the Company’s leases including the Company’s leases currently treated as operating leases. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation, Improvements to Employee Share-Based Payment Accounting.” This guidance introduces multiple amendments to the previous standard, including the option to make a policy election to eliminate the usage of an estimated forfeiture rate to the recognition of stock-based compensation, the requirement of all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, and a modification to the amount of shares an employer can withhold for tax purposes without triggering liability accounting. The amended standard is effective for public business entities for fiscal years beginning after December 15, 2016, and early adoption is permitted. When adopted, all the guidance must be adopted in the same period and the Company will be required to make the disclosures about a change in accounting principle, but will not have to quantify the income statement effect of the change in the period of adoption. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for public business entities for fiscal years beginning on or after January 1, 2018, and early adoption is permitted for annual periods beginning after December 31, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not selected a transition method and is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

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

Total consideration paid for RSG was approximately $1.17 billion, out of which $288.2 million was in cash, $306.8 million of Company’s common stock and option replacement awards, and $574.4 million in refinancing of RSG’s indebtedness. The RSG long-term debt was repaid simultaneously with the proceeds of a new ABL Revolver, Term Loan B and Senior Notes (see Note 7).

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

Cash	$16,451
Accounts receivable	177,251
Inventory	179,651
Other current assets	49,001
Property, plant, and equipment	55,159
Other intangible assets	382,600
Goodwill	618,630
Current liabilities	(252,588)
Non-current liabilities	(56,705)
Total purchase price	$1,169,450

RSG’s future growth attributable to new customers, geographic market presence and assembled workforce are additional assets that are not separable and which contributed to recorded goodwill, of which $84.2 million is tax deductible. All of the Company’s goodwill plus the indefinite-lived trade name are tested for impairment annually, and all acquired goodwill and intangible assets are subject to review for impairment should future indicators of impairment develop. The fair value of accounts receivables acquired is $177.3 million, with the gross contractual amount being $185.9 million. The Company expects $8.6 million to be uncollectible and there were no material contingencies assumed as part of this acquisition.

Net sales from the RSG Acquisition included in the Company’s statements of operations for the three and nine month periods ended June 30, 2016 was $386.7 million and $1.03 billion, respectively. Net income (loss) from the RSG Acquisition included in the Company’s statements of operations for the three and nine month periods ended June 30, 2016 was $9.9 million and $(19.3 million) respectively. The following table represents the unaudited pro forma consolidated revenue and net income (loss) for the Company for the prior periods indicated (in thousands, except per share amount):

	Three Months Ended June 30 2015	Nine Months Ended June 30, 2015

Net sales	$1,046,416	$2,576,174
Net income (loss)	29,832	(22,728)

Net income (loss) per share	0.50	(0.38)

The above pro forma results have been calculated by combining the historical results of the Company and RSG as if it had occurred on October 1, 2014, and adjusting the income tax provision as if it had been calculated on the combined results. The pro forma results include an estimate for all periods for intangible asset amortization (subject to change when the final asset values have been determined), stock compensation expense, interest expense, and also reflect the following 2016 expenses in fiscal 2015 instead of in 2016: $49.6 million of direct acquisition costs. No other material pro forma adjustments to the 2015 acquisitions were deemed necessary to conform with the Company’s accounting policies. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on October 1, 2014 or that may be achieved in the future.

Other Acquisitions

During the nine months ended June 30, 2016, the Company acquired 42 branches from the following seven additional acquisitions:

•	On December 1, 2015, the Company purchased certain assets of RCI Roofing Supply (“RCI”), a distributor of residential and commercial roofing and related products with 5 branches operating in Nebraska, Iowa and Colorado with annual sales of approximately $23 million.

•	On December 18, 2015, the Company acquired 100% of the equity interests of Roofing and Insulation Supply (“RIS”), a distributor primarily of residential and commercial insulation along with roofing and related products with 20 branches spanning 13 states operating across New England, the Mid-Atlantic, the Southeast, the Upper Midwest, Texas and Colorado with annual sales of approximately $70 million.

•	On December 29, 2015, the Company purchased certain assets of Statewide Wholesale (“Statewide”), a distributor of residential and commercial roofing and related products with 1 branch located in Denver, Colorado with annual sales of approximately $15 million.

•	On April 1, 2016, the Company purchased certain assets of Atlantic Building Products (“Atlantic”, a distributor of decking, windows, siding, and related products with 2 branches operating in eastern Pennsylvania with annual sales of approximately $5 million.

•	On April 1, 2016, the Company purchased certain assets of Lyf-Tym Building Products (“Lyf-Tym”), a distributor of siding, windows, gutters, vinyl railings, and related products with 6 branches operating in North Carolina and Virginia with annual sales of approximately $20 million.

•	On May 2, 2016, the Company purchased certain assets of Fox Brothers Company (“Fox”), a distributor of roofing, siding, windows, doors, and related products with 4 branches operating in Michigan with annual sales of approximately $35 million.

•	On June 1, 2016, the Company acquired 100% of the equity interests of Woodfeathers, Inc. (“Woodfeathers”), a distributor of primarily residential roofing and related products with 4 branches operating in Oregon and Washington with annual sales of approximately $30 million.

The Company recorded the preliminary acquired assets and liabilities at their estimated fair values at the acquisition date, with resulting goodwill of $85.9 million (which is deductible for tax purposes) and $55.4 million in intangible assets associated with these other acquisitions. The Company’s allocation of the purchase price is subject to change on receipt of additional information, including, but not limited to, the finalization of intangible asset valuations and property, plant, and equipment valuations.

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

The following table presents the basic and diluted weighted-average shares outstanding for each period presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Weighted-average common shares outstanding, basic	59,615,121	49,638,251	59,293,500	49,526,436
Effect of dilutive securities:
Stock options	696,059	475,064	714,125	473,177
Restricted stock units	308,629	85,811	269,070	90,374
Weighted-average common shares outstanding, diluted	60,619,809	50,199,126	60,276,695	50,089,987

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income per share because the effect was either anti-dilutive or the requisite performance conditions were not met.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Stock options	338,769	1,328,452	561,348	1,335,952
Restricted stock units	4,066	-	60,293	2,206

4.	Comprehensive Income and Capital Structure

The following table presents the activity included in stockholders’ equity during the nine months ended June 30, 2016 (in thousands, except share amounts):

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at September 30, 2015	49,790,743	$497	$345,934	$557,405	$(20,720)	$883,116

Issuance of common stock upon exercise of stock options or RSU release, net of shares withheld for taxes	878,245	9	20,205	-	-	20,214
Issuance of common stock in connection with RSG acquisition	9,039,008	91	306,734	-	-	306,825
Stock-based compensation	-	-	14,070	-	-	14,070
Other comprehensive income	-	-	-	-	2,900	2,900
Net income	-	-	-	42,525	-	42,525

Balance at June 30, 2016	59,707,996	$597	$686,943	$599,930	$(17,820)	$1,269,650

Accumulated other comprehensive loss consists of adjustments related to the translation of foreign currencies and fair value adjustments associated with cash flow hedges. The following table presents the changes in accumulated other comprehensive loss, by component, during the nine months ended June 30, 2016 (in thousands):

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance as of September 30, 2015	$(19,293)	$(1,427)	$(20,720)
Other comprehensive income before reclassifications	2,122	-	2,122
Reclassifications out of other comprehensive loss	-	778	778
Balance as of June 30, 2016	$(17,171)	$(649)	$(17,820)

The reclassification of $0.8 million out of accumulated other comprehensive loss into the consolidated statement of operations during the nine months ended June 30, 2016 is included in interest expense.

5.	Stock-Based Compensation

On February 9, 2016, the shareholders of the Company approved the Amended and Restated Beacon Roofing Supply, Inc. 2014 Stock Plan (the “2014 Plan”). The 2014 Plan provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights (“SARs”) for up to 5,000,000 shares of common stock to selected employees and non-employee directors. The 2014 Plan mandates that all forfeited, expired, and withheld shares, including those from the predecessor plans, be returned to the 2014 Plan and made available for issuance. As of June 30, 2016, there were 4,803,143 shares of common stock available for issuance.

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

Stock options

Non-qualified options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in one-third increments over a three-year period following the grant dates. During the three months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense related to stock option awards of $1.9 million and $1.6 million, respectively. During the nine months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense related to stock option awards of $9.6 million and $4.8 million, respectively. As of June 30, 2016, there was $7.6 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The following table illustrates the assumptions used in the Black-Scholes pricing model for options granted (inclusive of replacement options discussed in Note 2) during the nine months ended June 30, 2016:

Risk-free interest rate	1.56 - 1.87%
Expected volatility	30.96 - 36.40%
Expected life (in years)	5.57 - 5.60
Expected dividend yield	0.00%

Expected lives of the options granted are based primarily on historical activity, while expected volatilities are based on historical volatilities of the Company’s stock and consideration of public companies’ stock.

Information regarding the Company’s stock options activity is summarized below (in thousands, except time period and per share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]

Balance at September 30, 2015	2,410,907	$24.55	6.3	$20,698
Granted	991,776	21.32
Exercised	(866,457)	19.60
Canceled	(54,883)	22.57
Balance at June 30, 2016	2,481,343	$25.03	6.5	$50,729
Vested and expected to vest after June 30, 2016	2,371,820	$24.86	6.4	$48,885
Exercisable at June 30, 2016	1,559,687	$22.22	5.2	$36,256

1 Aggregate intrinsic value as represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.

Restricted Stock Units

During the three months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense related to restricted stock units of $1.5 million and $1.0 million, respectively. During the nine months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense related to restricted stock units of $4.5 million and $2.5 million, respectively. As of June 30, 2016, there was $11.7 million of total unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.0 years.

The total fair values of the restricted stock units were determined based upon the number of shares or units and the closing prices of the Company’s common stock on the dates of the grants. The restricted stock units granted to management are subject to continued employment, except under certain conditions, and will vest if the Company attains a targeted rate of return on invested capital at the end of a three-year period. The actual number of shares or units that will vest can range from 0% to 125% of the management grants depending upon actual Company performance below or above the target level and the Company estimates that performance in determining the projected number of shares or units that will vest and the related compensation cost. The restricted stock units granted to non-employee directors are also subject to continued service, vest at the end of one year (except under certain conditions) and the underlying common shares will not be distributed until the date of the director’s termination of service on the Board, except that, beginning in fiscal year 2016, directors holding units with a value equal to five times the annual cash retainer may elect to have future grants settle simultaneously with vesting. Grants made prior to fiscal 2014 settle on a date that is six months after the director’s termination of service on the board. In November 2013 and 2014, the Company issued restricted stock units that are subject to continued employment and will vest over three to five years. In May 2015, the Company issued restricted stock units that are subject to continued employment and will vest after two years.

Information regarding the Company’s restricted stock unit activity is summarized below (in thousands, except per share amounts):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance at September 30, 2015	619,999	$31.95
Granted	221,285	39.06
Released	(11,846)	31.11
Forfeited	(118,538)	31.76
Balance at June 30, 2016	710,900	$34.21
Vested and expected to vest after June 30, 2016	644,335	$34.01

6.	Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill for the Company during the nine months ended June 30, 2016 and 2015, respectively (in thousands):

Balance at September 30, 2015	$496,415
Acquisition of RSG	618,630
Other acquisitions	85,881
Translation and other adjustments	(720)
Balance at June 30, 2016	$1,200,206

Balance at September 30, 2014	$466,206
Acquisitions	34,465
Translation and other adjustments	(2,172)
Balance at June 30, 2015	$498,499

In the current period, the change in the carrying amount of goodwill is primarily attributable to the Company’s acquisition of RSG, but also driven by the other acquisitions during the nine months ended June 30, 2016 (see Note 2).

Intangible Assets

In connection with the acquisition of RSG and other acquisitions, we recorded intangible assets of $438.0 million, which includes $63.3 million of indefinite lived trademarks, $3.9 million of amortizable trade names, and $370.8 million of customer relationships. The weighted-average useful lives of the acquired assets are 18.6 years for customer relationships.

Intangible assets consisted of the following (in thousands):

	June 30, 2016	September 30, 2015	June 30, 2015	Weighted- Average Remaining Life[1]

Amortizable intangible assets:
Non-compete agreements	$2,824	$2,824	$2,824	4.01
Customer relationships	562,888	191,852	192,370	18.58
Trademarks	5,000	1,100	1,100	3.54
Beneficial lease arrangements	610	610	610
Total amortizable intangible assets	571,322	196,386	196,904
Less: Accumulated amortization	(167,122)	(119,081)	(115,235)
Total amortizable intangible assets, net	$404,200	$77,305	$81,669

Indefinite lived trademarks	73,050	9,750	9,750
	$477,250	$87,055	$91,419

1 As of June 30, 2016

For the three month periods ended June 30, 2016 and 2015, we recorded $17.4 million and $4.9 million of amortization expense relating to the above-listed intangible assets, respectively. For the nine month periods ended June 30, 2016 and 2015, we recorded $49.7 million and $12.1 million of amortization expense relating to the above-listed intangible assets, respectively. The following table presents the estimated annual amortization expense for these intangible assets (in thousands):

Year ending September 30,
2016 (Jul-Sept)	$21,037
2017	78,638
2018	64,678
2019	52,154
2020	41,811
Thereafter	145,882
$404,200

7.	Financing Arrangements

Financing arrangements consisted of the following (in thousands):

	June 30, 2016	September 30, 2015	June 30, 2015
Senior Secured Credit Facility
Revolving Lines of Credit:
U.S. Revolver, expires October 1, 2020 [1]	$275,000	$-	$-
U.S. Revolver, expires October 1, 2020[2]	131,917	-	-
Canadian Revolver, expires October 1, 2020[3]	9,290	-	-
Canadian revolver, expires March 31, 2017[4]	-	11,240	12,010
U.S. Revolver, expires March 31, 2017[5]	-	-	62,100
Term Loan:
Term Loan, matures October 1, 2022[6]	435,507	-	-
Term Loan, matures March 31, 2017[7]	-	181,450	186,528
Total borrowings under Senior Secured Credit Facility	851,714	192,690	260,638
Less: current portion	(4,500)	(22,490)	(85,360)
Total long-term borrowings under Senior Secured Credit Facility	$847,214	$170,200	$175,278

Senior Notes
Senior Notes, matures October 2023[8]	290,623	-	-
Less: current portion	-	-	-
Total long-term borrowings under Senior Notes	$290,623	$-	$-

Equipment Financing Facilities
Equipment Financing Facilities:
Equipment financing facilities, various maturities through September 2021[9]	$21,641	$25,488	$26,927
Capital lease obligations, various maturities through November 2021[10]	26,184	-	-
Total obligations under equipment financing facilities	47,825	25,488	26,927
Less: current portion	(8,105)	(5,069)	(5,224)
Total long-term obligations under equipment financing facilities	$39,720	$20,419	$21,703

1 - Effective rates on borrowings are 2.77% as of June 30, 2016; 0.00% as of September 30, 2015 and as of June 30, 2015
2 - Effective rates on borrowings are of 4.00% as of June 30, 2016; 0.00% as of September 30, 2015 and as of June 30, 2015
3 - Effective rates on borrowings are 3.20% as of June 30, 2016; 0.00% as of September 30, 2015 and as of June 30, 2015
4 - Effective rates on borrowings are 0.00% as of June 30, 2016; 3.70% as of September 30, 2015; and 3.60% as of June 30, 2015
5 - Effective rates on borrowings are 0.00% as of June 30, 2016 and September 30, 2015; 4.00% as of June 30, 2015
6 - Interest rate of 4.00% as of June 30, 2016; 0.00% as of September 30, 2015 and as of June 30, 2015
7 - Interest rate of 0.00% as of June 30, 2016; 4.25% as of September 30, 2015; and 1.93% as of June 30, 2015 (extinguished in first quarter of 2016)
8 - Interest rate of 6.38% as of June 30, 2016; 0.00% as of September 30, 2015 and as of June 30, 2015
9 - Fixed interest rates ranging from 2.33% to 4.49% as of June 30, 2016, as of September 30, 2015 and as of June 30, 2015
10 - Fixed interest rates ranging from 2.72% to 10.39% as of June 30, 2016; 0.00% to 0.00% as of September 30, 2015 and as of June 30, 2015

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

Revolving Line of Credit Facilities

On October 1, 2015, the Company entered into a $700 million ABL Facility with Wells Fargo Bank, N.A. and a syndicate of other lenders. This ABL Facility consists of revolving loans in both the United States (“US Revolver”) in the amount of $670 million and Canada (“Canada Revolver”) in the amount of $30 million CAD. The ABL Facility has a maturity date of October 1, 2020. The US Revolver has various tranches of borrowings, bearing interest at rates ranging from 2.12% to 4.00%. The effective rate of these borrowings is 2.77% and is paid monthly. As of June 30, 2016, the outstanding balance on the US Revolver and Canada Revolvers, net of debt issuance fees, were $416.2 million. The US Revolver also has outstanding standby letters of credit in the amount of $12.8 million as of June 30, 2016. Current unused commitment fees on the revolving credit facilities are 0.25% per annum. There is one financial covenant under the ABL Facility, which is a Consolidated Fixed Charge Ratio. As defined in the ABL Facility, the Company’s ratio must be at least 1.00 to 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis. The covenant is only applicable when the borrowing availability is less than 10% of the maximum loan cap or $60 million. The ABL Revolver is guaranteed jointly and severally and fully and unconditionally by all of the United States subsidiaries of the Company but not by the Canadian subsidiaries of the Company.

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

The Company elected to pay interest based on the six month LIBOR rate, subject to a minimum rate of 1.00%, in addition to a base rate of 3.00%. As of June 30, 2016, the outstanding balance on the Term Loan, net of debt issuance fees, was $435.5 million. The Term Loan B is guaranteed jointly and severally and fully and unconditionally by all of the United States subsidiaries of the Company but not by the Canadian subsidiaries of the Company.

Senior Notes

The Company also raised $300.0 million by issuing 8 year senior notes due 2023 (the “Senior Notes”), having a coupon rate of 6.38% per annum, payable semi-annually in arrears beginning April 1, 2016. There are early payment provisions in the Senior Note indenture in which the Company would be subject to “make whole” provisions. Management anticipates repaying the notes at the maturity date of October 1, 2023. As of June 30, 2016 the outstanding balance on the Senior Notes, net of debt issuance fees, was $290.6 million. The Senior Notes are guaranteed jointly and severally and fully and unconditionally by all of the United States subsidiaries of the Company but not by the Canadian subsidiaries of the Company.

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

Annual principal payments for all outstanding borrowings for each of the next five years and thereafter are as follows (in thousands):

	Term Loan B Facility	ABL Facility	Senior Notes	Equipment Financing Facilities	Total

2016 (Jul-Sept)	$1,125	$-	$-	$6,194	$7,319
2017	4,500	-	-	9,751	14,251
2018	4,500	-	-	9,668	14,168
2019	4,500	-	-	9,717	14,217
2020	4,500	-	-	7,818	12,318
Thereafter	427,500	423,791	300,000	2,339	1,153,630
Total debt	446,625	423,791	300,000	45,487	1,215,903
Less current portion	(4,500)	-	-	(8,105)	(12,605)
Total long-term debt	$442,125	$423,791	$300,000	$37,382	$1,203,298

8.	Financial Instruments

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

The Company mostly conducts business in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis.

As of June 30, 2016, the minimum rental commitments for non-cancelable operating leases with initial or remaining terms of more than one year were as follows:

Year ending September 30,	Operating Leases

2016 (Jul-Sept)	$15,661
2017	49,463
2018	37,044
2019	28,730
2020	19,988
Thereafter	35,824
Total minimum lease payments	$186,710

Rent expense for the three and nine month periods ended June 30, 2016 was $14.5 million and $45.1 million, respectively. Sublet income for the three and nine month periods ended June 30, 2016 was immaterial.

10.	Foreign Net Sales

Foreign (Canadian) net sales were $55.2 million and $56.7 million for the three months ended June 30, 2016 and 2015, respectively, and $120.2 million and $122.7 million for the nine months ended June 30, 2016 and 2015, respectively.

11.	Fair Value

As of June 30, 2016, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) as of June 30, 2016 the fair value of the Company’s $300.0 million senior unsecured notes was $315.8 million. As of June 30, 2016, the fair value of the Company’s New Senior Credit Facilities approximated the amount outstanding. The Company estimates the fair value of its New Senior Credit Facilities by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

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

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$39,168	$3,461	$(6,093)	$36,536
Accounts receivable, net	-	608,880	32,361	(1,140)	640,101
Inventories, net	-	589,976	30,932	-	620,908
Prepaid expenses and other current assets	11,697	196,123	5,562	(8,309)	205,073
Total current assets	11,697	1,434,147	72,316	(15,542)	1,502,618

Intercompany receivable, net	-	950,364	-	(950,364)	-
Investments in consolidated subsidiaries	2,838,385	-	-	(2,838,385)	-
Deferred income taxes, net	67,484	-	-	(67,484)	-
Property and equipment, net	4,266	138,725	10,398	-	153,389
Goodwill	-	1,170,087	30,119	-	1,200,206
Intangibles, net	-	473,699	3,551	-	477,250
Other assets, net	1,233	197	-	-	1,430

Total Assets	$2,923,065	$4,167,219	$116,384	$(3,871,775)	$3,334,893

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,964	$544,311	$10,290	$(7,233)	$563,332
Accrued expenses	-	200,014	13,707	(8,309)	205,412
Current portions of long-term debt	4,500	8,105	-	-	12,605
Total current liabilities	20,464	752,430	23,997	(15,542)	781,349

Intercompany payable, net	911,321	-	39,043	(950,364)	-
Long-term debt, net	721,630	-	-	-	721,630
Borrowings under revolving lines of credit, net	-	406,916	9,291	-	416,207
Deferred income taxes, net	-	173,344	477	(67,484)	106,337
Long-term obligations under equipment financing and other, net	-	39,672	48	-	39,720
Total liabilities	1,653,415	1,372,362	72,856	(1,033,390)	2,065,243

Total stockholders' equity	1,269,650	2,794,857	43,528	(2,838,385)	1,269,650

Total Liabilities and Stockholders' Equity	$2,923,065	$4,167,219	$116,384	$(3,871,775)	$3,334,893

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$42,816	$7,051	$(4,206)	$45,661
Accounts receivable, net	-	365,679	34,693	(640)	399,732
Inventories, net	-	299,107	21,892	-	320,999
Prepaid expenses and other current assets	14,013	78,314	5,601	-	97,928
Total current assets	14,013	785,916	69,237	(4,846)	864,320

Intercompany receivable, net	-	386,892	-	(386,892)	-
Investments in consolidated subsidiaries	1,429,665	-	-	(1,429,665)	-
Deferred income taxes, net	20,532	-	-	(20,532)	-
Property and equipment, net	2,339	79,428	8,638	-	90,405
Goodwill	-	465,575	30,840	-	496,415
Intangibles, net	-	84,915	2,140	-	87,055
Other assets, net	1,233	-	-	-	1,233

Total Assets	$1,467,782	$1,802,726	$110,855	$(1,841,935)	$1,539,428

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,519	$218,920	$16,298	$(4,846)	$244,891
Accrued expenses	38,744	80,738	5,312	-	124,794
Borrowings under revolving lines of credit	-	-	11,240	-	11,240
Current portions of long-term obligations	11,250	5,070	-	-	16,320
Total current liabilities	64,513	304,728	32,850	(4,846)	397,245

Intercompany payable, net	349,908	-	36,984	(386,892)	-
Long-term debt, net	170,200	-	-	-	170,200
Deferred income taxes, net	-	86,860	172	(20,532)	66,500
Long-term obligations under equipment financing and other, net	45	22,256	66	-	22,367
Total liabilities	584,666	413,844	70,072	(412,270)	656,312

Total stockholders' equity	883,116	1,388,882	40,783	(1,429,665)	883,116

Total Liabilities and Stockholders' Equity	$1,467,782	$1,802,726	$110,855	$(1,841,935)	$1,539,428

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$24,265	$1,904	$(8,575)	$17,594
Accounts receivable, net	-	357,783	32,809	(1,093)	389,499
Inventories, net	-	356,074	30,738	-	386,812
Prepaid expenses and other current assets	14,094	94,967	4,538	(14,094)	99,505
Total current assets	14,094	833,089	69,989	(23,762)	893,410

Intercompany receivable, net	-	335,039	-	(335,039)	-
Investments in consolidated subsidiaries	1,404,240	-	-	(1,404,240)	-
Deferred income taxes, net	13,258	-	226	(13,484)	-
Property and equipment, net	2,434	77,700	8,734	-	88,868
Goodwill	-	465,575	32,924	-	498,499
Intangibles, net	-	88,812	2,607	-	91,419
Other assets, net	1,233	-	-	-	1,233

Total Assets	$1,435,259	$1,800,215	$114,480	$(1,776,525)	$1,573,429

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,896	$234,789	$11,640	$(9,669)	$257,656
Accrued expenses	15,352	94,241	10,258	(14,095)	105,756
Borrowings under revolving lines of credit	62,100	-	12,010	-	74,110
Current portions of long-term obligations	11,250	5,224	-	-	16,474
Total current liabilities	109,598	334,254	33,908	(23,764)	453,996

Intercompany payable, net	297,884	-	37,153	(335,037)	-
Long-term debt, net	175,278	-	-	-	175,278
Deferred income taxes, net	-	81,583	-	(13,484)	68,099
Long-term obligations under equipment financing and other, net	45	23,483	74	-	23,602
Total liabilities	582,805	439,320	71,135	(372,285)	720,975

Total stockholders' equity	852,454	1,360,895	43,345	(1,404,240)	852,454

Total Liabilities and Stockholders' Equity	$1,435,259	$1,800,215	$114,480	$(1,776,525)	$1,573,429

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Three Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net sales	$-	$1,097,554	$55,172	$-	$1,152,726
Cost of products sold	-	828,448	42,203	-	870,651
Gross profit	-	269,106	12,969	-	282,075
Operating expense	5,933	189,343	8,420	-	203,696
Intercompany charges (income)	(10,598)	9,938	660	-	-
Income from operations	4,665	69,825	3,889	-	78,379
Interest expense, financing costs, and other	9,926	2,511	(211)	-	12,226
Intercompany interest expense (income)	(6,325)	5,909	416	-	-
Income before provision for income taxes	1,064	61,405	3,684	-	66,153
Provision for income taxes	3,667	20,384	976	-	25,027
Income (loss) before equity in net income of subsidiaries	(2,603)	41,021	2,708	-	41,126
Equity in net income of subsidiaries	43,729	-	-	(43,729)	-
Net income	$41,126	$41,021	$2,708	$(43,729)	$41,126

Weighted-average common stock outstanding:
Basic					59,615,121
Diluted					60,619,809

Net income per share:
Basic					$0.69
Diluted					$0.68

	Three Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net sales	$-	$661,700	$56,659	$(145)	$718,214
Cost of products sold	-	505,498	43,425	(145)	548,778
Gross profit	-	156,202	13,234	-	169,436
Operating expenses	8,939	103,602	8,904	-	121,445
Intercompany charges (income)	(6,784)	6,188	596	-	-
Income (loss) from operations	(2,155)	46,412	3,734	-	47,991
Interest expense, financing costs, and other	1,872	502	120	-	2,494
Intercompany interest expense (income)	(3,905)	3,502	403	-	-
Income (loss) before provision for income taxes	(122)	42,408	3,211	-	45,497
Provision for income taxes	73	15,121	1,954	-	17,148
Income (loss) before equity in net income of subsidiaries	(195)	27,287	1,257	-	28,349
Equity in net income of subsidiaries	28,544	-	-	(28,544)	-
Net income	$28,349	$27,287	$1,257	$(28,544)	$28,349

Weighted-average common stock outstanding:
Basic					49,638,251
Diluted					50,199,126

Net income per share:
Basic					$0.57
Diluted					$0.56

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Nine Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net sales	$-	$2,832,819	$120,171	$(247)	$2,952,743
Cost of products sold	-	2,149,477	92,486	(247)	2,241,716
Gross profit	-	683,342	27,685	-	711,027
Operating expense	65,092	513,755	23,074	-	601,921
Intercompany charges (income)	(36,038)	33,394	2,644	-	-
Income (loss) from operations	(29,054)	136,193	1,967	-	109,106
Interest expense, financing costs, and other	24,563	17,016	(71)	-	41,508
Intercompany interest expense (income)	(15,046)	13,858	1,188	-	-
Income (loss) before provision for income taxes	(38,571)	105,319	850	-	67,598
Provision for (benefit from) income taxes	(17,206)	42,054	225	-	25,073
Income before equity in net income of subsidiaries	(21,365)	63,265	625	-	42,525
Equity in net income of subsidiaries	63,890	-	-	(63,890)	-
Net income	$42,525	$63,265	$625	$(63,890)	$42,525

Weighted-average common stock outstanding:
Basic					59,293,500
Diluted					60,276,695

Net income per share:
Basic					$0.72
Diluted					$0.71

	Nine Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net sales	$-	$1,604,991	$122,752	$(303)	$1,727,440
Cost of products sold	-	1,229,404	94,565	(303)	1,323,666
Gross profit	-	375,587	28,187	-	403,774
Operating expenses	26,856	294,135	24,861	-	345,852
Intercompany charges (income)	(20,211)	18,424	1,787	-	-
Income (loss) from operations	(6,645)	63,028	1,539	-	57,922
Interest expense, financing costs, and other	6,963	571	454	-	7,988
Intercompany interest expense (income)	(11,540)	10,354	1,186	-	-
Income (loss) before provision for income taxes	(2,068)	52,103	(101)	-	49,934
Provision for (benefit from) income taxes	(765)	19,301	(72)	-	18,464
Income before equity in net income of subsidiaries	(1,303)	32,802	(29)	-	31,470
Equity in net income of subsidiaries	32,773	-	-	(32,773)	-
Net income	$31,470	$32,802	$(29)	$(32,773)	$31,470

Weighted-average common stock outstanding:
Basic					49,526,436
Diluted					50,089,987

Net income per share:
Basic					$0.64
Diluted					$0.63

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net income	$41,126	$41,021	$2,708	$(43,729)	$41,126
Other comprehensive income:
Foreign currency translation adjustment	365	-	365	(365)	365
Total other comprehensive income	365	-	365	(365)	365
Comprehensive income	$41,491	$41,021	$3,073	$(44,094)	$41,491

	Three Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net income	$28,349	$27,287	$1,257	$(28,544)	$28,349
Other comprehensive income:
Foreign currency translation adjustment	944	-	944	(944)	944
Unrealized gain due to change in fair value of derivatives, net of tax	182	-	-	-	182
Total other comprehensive income	1,126	-	944	(944)	1,126
Comprehensive income	$29,475	$27,287	$2,201	$(29,488)	$29,475

	Nine Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net income	$42,525	$63,265	$625	$(63,890)	$42,525
Other comprehensive income:
Foreign currency translation adjustment	2,122	-	2,122	(2,122)	2,122
Total other comprehensive income	2,122	-	2,122	(2,122)	2,122
Comprehensive income	$44,647	$63,265	$2,747	$(66,012)	$44,647

	Nine Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net income	$31,470	$32,802	$(29)	$(32,773)	$31,470
Other comprehensive loss:
Foreign currency translation adjustment	(8,413)	-	(8,413)	8,413	(8,413)
Unrealized loss due to change in fair value of derivatives, net of tax	(116)	-	-	-	(116)
Total other comprehensive loss	(8,529)	-	(8,413)	8,413	(8,529)
Comprehensive income (loss)	$22,941	$32,802	$(8,442)	$(24,360)	$22,941

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Nine Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net cash provided by (used in) operating activities	(106,764)	173,900	9,109	(1,886)	74,359

Investing Activities
Purchases of property and equipment	(2,338)	(16,791)	(2,424)	-	(21,553)
Acquisition of businesses	(1,018,658)	-	-	-	(1,018,658)
Proceeds from the sale of assets	-	969	-	-	969
Intercompany activity	561,413	-	-	(561,413)	-
Net cash used in investing activities	(459,583)	(15,822)	(2,424)	(561,413)	(1,039,242)

Financing Activities
Borrowings under revolving lines of credit	-	1,409,128	-	-	1,409,128
Repayments under revolving lines of credit	-	(994,627)	(11,449)	-	(1,006,076)
Borrowings under term loan	450,000	-	-	-	450,000
Repayments under term loan	(189,000)	-	-	-	(189,000)
Repayments under equipment financing facilities and other	-	(3,847)	-	-	(3,847)
Borrowings under Senior Notes	300,000	-	-	-	300,000
Payment of deferred financing costs	(18,890)	(8,923)	-	-	(27,813)
Proceeds from issuance of common stock	20,213	-	-	-	20,213
Excess tax benefit from stock-based compensation	4,024	-	-	-	4,024
Intercompany activity	-	(563,457)	2,045	561,412	-
Net cash provided by (used in) financing activities	566,347	(161,726)	(9,404)	561,412	956,629

Effect of exchange rate changes on cash and cash equivalents	-	-	(871)	-	(871)

Net decrease in cash and cash equivalents	-	(3,648)	(3,590)	(1,887)	(9,125)
Cash and cash equivalents, beginning of period	-	42,816	7,051	(4,206)	45,661
Cash and cash equivalents, end of period	$-	$39,168	$3,461	$(6,093)	$36,536

	Nine Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net cash provided by (used in) operating activities	(7,920)	23,221	(2,326)	(1,753)	11,222

Investing Activities
Purchases of property and equipment	(285)	(12,603)	(899)	-	(13,787)
Acquisition of businesses	(85,301)	-	-	-	(85,301)
Proceeds from the sale of assets	-	804	-	-	804
Intercompany activity	41,292	-	-	(41,292)	-
Net cash used in investing activities	(44,294)	(11,799)	(899)	(41,292)	(98,284)

Financing Activities
Borrowings under revolving lines of credit	361,007	-	8,259	-	369,266
Repayments under revolving lines of credit	(306,707)	-	(5,781)	-	(312,488)
Repayments under term loan	(8,438)	-	-	-	(8,438)
Repayments under equipment financing facilities and other	-	(4,114)	-	-	(4,114)
Proceeds from issuance of common stock	5,107	-	-	-	5,107
Excess tax benefit from stock-based compensation	1,245	-	-	-	1,245
Intercompany activity	-	(41,096)	(196)	41,292	-
Net cash provided by (used in) financing activities	52,214	(45,210)	2,282	41,292	50,578

Effect of exchange rate changes on cash and cash equivalents	-	-	(394)	-	(394)

Net decrease in cash and cash equivalents	-	(33,788)	(1,337)	(1,753)	(36,878)
Cash and cash equivalents, beginning of period	-	58,053	3,241	(6,822)	54,472
Cash and cash equivalents, end of period	$-	$24,265	$1,904	$(8,575)	$17,594

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with in conjunction with Management’s Discussion and Analysis included in our 2015 Annual Report on Form 10-K and our condensed consolidated financial statements and the notes thereto included elsewhere in this document. All references to “2016” refer to the respective three and nine month periods ended June 30, 2016 being discussed and all references to “2015” refer to the respective three and nine month periods ended June 30, 2015 being discussed. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Overview

We are the second largest (and largest publicly traded) distributor of residential and non-residential roofing materials in the United States and Canada. We also distribute complementary building products, including siding, windows, specialty exterior building products, insulation, and waterproofing systems for residential and non-residential building exteriors. We are among the oldest and most established distributors in the industry. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of contractors and, to a lesser extent, general contractors, retailers, and building materials suppliers.

On October 1, 2015, we completed our acquisition of Roofing Supply Group ("RSG"), a leading roofing products distributor, in a cash and stock transaction valued at approximately $1.17 billion. Completion of the RSG acquisition strengthens our position as the largest publicly traded roofing materials and related products distributor in the U.S., with approximately $3.71 billion in combined pro forma revenues.

Following the RSG Acquisition, we continued to focus on our growth strategy. During the nine month period ended June 30, 2016 we finalized seven additional strategic acquisitions: RCI, RIS, Statewide, Atlantic, Lyf-Tym, Fox, and Woodfeathers. These strategic acquisitions have significantly enhanced our geographic footprint, particularly in the Southern, Western, and Pacific Northwest regions of the United States. As of June 30, 2016 we operated in 369 locations throughout 46 states, as well as six provinces in Canada.

We stock one of the most extensive assortments of high-quality, branded products in the industry with approximately 11,000 SKUs available in inventory, enabling us to deliver a wide range of products to our customers on a timely basis. In fiscal year 2015, approximately 93% of our net sales were in the United States.

Executing both the strategic and tactical operating plan across all of our branches drives our financial results. Effective execution of both the sales and operating plans enables us to grow beyond the relative strength of the residential and non-residential roofing markets we serve. Our business model is a bottom-up approach, where each of our branches uses their regional knowledge and experience to help develop a marketing plan and product mix best suited for their respective markets. Local alignment with overall strategic goals provides the foundation for significant ownership of results at the branch level.

Our distinctive operational model combined with significant branch level ownership differentiates us from the competition. We provide customer services, including job site delivery, custom designed tapered roofing systems, metal fabrication, and trade credit. We consider customer relations and our employees' knowledge of roofing and exterior building materials to be vital to our ability to increase customer loyalty and maintain customer satisfaction. Our customers’ business success can be enhanced when they are supported by our efficient and effective distribution network. We invest significant resources in professional development, training our employees in advanced sales techniques, management skills, product knowledge and operational proficiency. We pride ourselves on providing these capabilities developed on a foundation of continuous improvement driving service excellence, productivity and efficiencies.

Our growth strategy includes both organic growth (opening branches, growing sales with existing customers, adding new customers and introducing new products) and acquisition growth. Our main acquisition strategy is to target market leaders who do business in geographic areas that we currently do not service or that complement our existing regional operations. The following transactions highlight our recent success delivering on our growth strategy:

•	The RSG Acquisition has provided us the opportunity to create an even stronger roofing distribution company built upon the foundation of two strong, growing distribution platforms with an extensive national footprint and continued growth potential. On the date of the acquisition, RSG operated 85 branches across 25 states, with 300 to 2,200 SKUs per branch. This allows us to:

-	expand product offering and increase cross selling opportunities;
-	continue to provide exceptional customer service and roofing expertise;
-	selectively pursue opportunities for organic growth and strategic acquisitions; and
-	enhance margins and free cash flow generation through continued execution of our growth strategy.

•	We have continued to focus on organic greenfield growth with the opening of 1 new branch in fiscal 2016, 6 new branches in fiscal 2015, 26 new branches in fiscal 2014, and 10 new branches in fiscal 2013. These 43 new branch locations have allowed us to penetrate deeper into many of our existing markets and enter into new markets. In addition, RSG opened 9 new branches in fiscal 2015, 9 new branches in fiscal 2014, and 8 new branches in fiscal 2013. While these new greenfield locations impact our operating cost structure slightly in the near-term, we believe that our greenfields are strategically located within markets with strong dynamics and opportunity to quickly establish our presence and gain local market share.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,
	2016	2015
	(In thousands)

Net sales	$1,152,726	$718,214
Cost of products sold	870,651	548,778
Gross profit	282,075	169,436
Operating expense	203,696	121,445
Income from operations	78,379	47,991
Interest expense, financing costs, and other	12,226	2,494
Income before provision for income taxes	66,153	45,497
Provision for income taxes	25,027	17,148
Net income	41,126	28,349
Acquisition costs, net of taxes	5,444	-
Adjusted net income[1]	$46,570	$28,349

	Three Months Ended June 30,
	2016	2015
	% of Net Sales

Net sales	100.0%	100.0%
Cost of products sold	75.5%	76.4%
Gross profit	24.5%	23.6%
Operating expense	17.7%	16.9%
Income from operations	6.8%	6.7%
Interest expense, financing costs, and other	1.1%	0.3%
Income before provision for income taxes	5.7%	6.4%
Provision for income taxes	2.2%	2.5%
Net income	3.5%	3.9%
Acquisition costs, net of taxes	0.5%	0.0%
Adjusted net income[1]	4.0%	3.9%

[1]	Operating expenses and interest expense for 2016 include charges of $2.6 million ($1.9 million, net of taxes) for the recognition of certain transactional costs related to our fiscal year 2016 acquisitions, which is 0.2% of sales (0.2%, net of taxes), and amortization for acquired intangibles of $5.7 million ($3.6 million, net of taxes), which is 0.5% of sales (0.3% net of taxes). Management believes the Adjusted Net Income for 2016 provides a meaningful comparison to prior periods of operating results to adjust for the impact of our fiscal year 2016 acquisitions, and is useful to investors because it permits investors to better understand year-over-year changes in underlying operational performance. Adjusted Net Income is not a measurement presented in accordance with United States generally accepted accounting principles (“GAAP”), therefore investors should not consider Adjusted Net Income in isolation or as a substitute for net income calculated in accordance with GAAP.

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

As of June 30, 2016, we had a total of 369 branches in operation. Our existing market calculations include 241 branches and exclude 128 branches because they were acquired after the start of the third quarter of fiscal year 2015. Acquired markets for 2016 include activity from branches acquired under the ProCoat Systems, Roofing Supply Group, RCI Roofing Supply, Roofing & Insulation Supply, Statewide Wholesale, Atlantic Building Products, Lyf-Tym, Fox Brothers, and Woodfeathers acquisitions (See Note 2 to the Condensed Consolidated Financial Statements). When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

The following table presents a summary of our results of operations for the periods presented, broken down by existing markets and acquired markets:

	Existing Markets		Acquired Markets		Consolidated
	Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)

Net sales	$725,213	$666,930	$427,513	$51,284	$1,152,726	$718,214

Gross profit	$177,540	$158,313	$104,535	$11,123	$282,075	$169,436
Gross margin	24.5%	23.7%	24.5%	21.7%	24.5%	23.6%

Operating expense (1)	$120,299	$112,572	$83,397	$8,873	$203,696	$121,445
Operating expense as a % of net sales	16.6%	16.9%	19.5%	17.3%	17.7%	16.9%

Operating income (loss)	$57,242	$45,741	$21,137	$2,250	$78,379	$47,991
Operating margin	7.9%	6.9%	4.9%	4.4%	6.8%	6.7%

[1]	During 2016 and 2015, we recorded amortization expense related to intangible assets recorded under purchase accounting of $17.4 million ($14.0 million from acquired markets) and $4.9 million ($0.3 million from acquired markets), respectively. In addition, operating expense for 2016 included non-recurring charges of $2.2 million ($1.6 million, net of taxes) for the recognition of certain charges related to our fiscal year 2016 acquisitions.

Net Sales

Consolidated net sales increased $434.5 million, or 60.5%, to $1.15 billion in 2016 from $718.2 million in 2015. Existing market sales increased $58.3 million, or 8.7% over the same comparative periods. We believe our 2016 existing market sales were influenced primarily by the following factors:

•	increased demand in our residential, non-residential, and complementary products groups;

•	strong storm activity across the Southwest region during 2016; and

•	42 new Beacon greenfield branches that opened in fiscal years 2013, 2014 and 2015;

partially offset by:

•	lower residential and non-residential roofing average selling prices.

Net sales within our acquired markets were $427.5 million in 2016, a significant increase from 2015 due to the sales impact from the acquisitions completed during 2016. In 2016, we acquired a total of 16 branches and closed 4 branches. Closures were primarily a result of facility consolidations due to the acquisitions.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices in existing markets declined 2-3% in 2016 compared to 2015, driven primarily by declines in residential and non-residential selling prices which were both down approximately 2-3% year-over-year. The average selling prices of complementary products decreased less than 1% year-over-year. During the same period, net product costs for complementary products remained relatively flat, while residential and non-residential net product costs decreased approximately 3-4%, year-over-year. During 2016, we experienced an increase in the gross margins within our residential product group due to reduction in our net product costs which was greater than the decline in our average selling prices. In addition during 2016, we experienced an overall increase in the gross margins over the prior year due to a shift in sales mix to higher-margin residential products.

Existing markets net sales by geographical region increased (decreased) from 2015 to 2016 as follows: Northeast (5.3)%; Mid-Atlantic 6.6%; Southeast 20.4%; Southwest 45.9%; Midwest 1.1%; West 10.3%; and Canada (2.6)%. These variations were primarily caused by short-term factors such as local market conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

	Three Months Ended June 30,
	2016		2015		Change
	Net Sales	%	Net Sales	%	$	%
	(Dollars in thousands)

Residential roofing products	$379,987	52.4%	$335,713	50.3%	$44,274	13.2%
Non-residential roofing products	236,984	32.7%	229,982	34.5%	7,002	3.0%
Complementary building products	108,242	14.9%	101,235	15.2%	7,007	6.9%
Total existing market sales	$725,213	100.0%	$666,930	100.0%	$58,283	8.7%

For 2016, our acquired markets recognized sales of $241.8 million, $126.7 million and $59.1 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The combination of our 2016 existing market sales of $725.2 million plus the sales from acquired markets of $427.5 million equals our total 2016 sales of $1.15 billion. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit and gross margin for our consolidated and existing markets were as follows:

	Three Months Ended June 30,		Change[1]
	2016	2015	$	%
	(Dollars in thousands)

Gross profit - consolidated	$282,075	$169,436	$112,639	66.5%
Gross profit - existing markets	177,540	158,313	19,227	12.1%

Gross margin - consolidated	24.5%	23.6%	N/A	0.9%
Gross margin - existing markets	24.5%	23.7%	N/A	0.7%

1 Percentage changes for dollar amounts represents the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points

Our existing market gross profit increased $19.2 million, or 12.1% to $177.5 million in 2016, and gross profit within our acquired markets was $104.5 million for the same period. Our overall gross margins improved to 24.5% in 2016, due to a favorable shift in sales mix to residential products. Gross margins within our existing markets for 2016 increased to 24.5%.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expense) compared to our warehouse sales, represented 16.3% and 17.4% of our net sales in 2016 and 2015, respectively. We believe variations in direct sales activity to be primarily caused by short-term factors such as local market conditions, weather conditions and storm activity. None of these variations were driven by material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expense

Operating expense for consolidated and existing markets was as follows:

	Three Months Ended June 30,		Change[1]
	2016	2015	$	%
	(Dollars in thousands)

Operating expense - consolidated	$203,696	$121,445	$82,251	67.7%
Operating expense - existing markets	120,299	112,572	7,727	6.9%

Operating expense as a % of net sales - consolidated	17.7%	16.9%	N/A	0.8%
Operating expense as a % of net sales - existing markets	16.6%	16.9%	N/A	-0.3%

1 Percentage changes for dollar amounts represents the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points

Operating expense in our existing markets increased by $7.7 million, or 6.9% in 2016, to $120.3 million, as compared to $112.6 million in 2015, while operating expense within our acquired markets was $83.4 million in 2016. The following factors were the leading causes of the increased operating expense in our existing markets:

•	an increase in payroll, employee benefits costs, and stock compensation expense of $7.7 million due to an increase in variable incentive and volume-related compensation; and

•	an increase in the allowance for uncollectible accounts of $1.9 million partially offset by:

•	a decrease in depreciation and amortization of $0.7 million; and

•	a decrease in general and administrative, selling, warehouse and other expenses of $1.1 million

During 2016 and 2015, we recorded amortization expense related to the intangible assets recorded under purchase accounting within our existing markets of $3.4 million and $4.6 million, respectively. Our existing markets operating expense as a percentage of the related net sales in 2016 was 16.6%, compared to 16.9% in 2015.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $12.2 million in 2016, as compared to $2.5 million in 2015. The primary driver of the increase is the additional interest expense incurred on the increase in debt outstanding over the comparative periods.

Income Taxes

Provision for income taxes was $25.0 million in 2016, as compared to $17.1 million in 2015. The increase was primarily due to a $20.7 million increase in pre-tax net income for the comparative periods.

Comparison of the Nine Months Ended June 30, 2016 and 2015

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Nine Months Ended June 30,
	2016	2015
	(In thousands)

Net sales	$2,952,743	$1,727,440
Cost of products sold	2,241,716	1,323,666
Gross profit	711,027	403,774
Operating expense	601,921	345,852
Income from operations	109,106	57,922
Interest expense, financing costs, and other	41,508	7,988
Income before provision for income taxes	67,598	49,934
Provision for income taxes	25,073	18,464
Net income	42,525	31,470
Acquisition costs, net of taxes	30,405
Adjusted net income[1]	$72,930	$31,470

	Nine Months Ended June 30,
	2016	2015
	% of Net Sales

Net sales	100.0%	100.0%
Cost of products sold	75.9%	76.6%
Gross profit	24.1%	23.4%
Operating expense	20.4%	20.0%
Income from operations	3.7%	3.4%
Interest expense, financing costs, and other	1.4%	0.5%
Income before provision for income taxes	2.3%	2.9%
Provision for income taxes	0.8%	1.1%
Net income	1.5%	1.8%
Acquisition costs, net of taxes	1.0%	0.0%
Adjusted net income[1]	2.5%	1.8%

[1]	Operating expenses and interest expense for 2016 include charges of $33.1 million ($20.0 million, net of taxes) for the recognition of certain transactional costs related to fiscal year 2016 acquisitions, which is 1.1% of sales (0.7%, net of taxes), and amortization for acquired intangibles of $17.1 million ($10.4 million, net of taxes), which is 0.6% of sales (0.4% net of taxes). Management believes the Adjusted Net Income for 2016 provides a meaningful comparison to prior periods of operating results to adjust for the impact of our fiscal year 2016 acquisitions, and is useful to investors because it permits investors to better understand year-over-year changes in underlying operational performance. Adjusted Net Income is not a measurement presented in accordance with United States generally accepted accounting principles (“GAAP”), therefore investors should not consider Adjusted Net Income in isolation or as a substitute for net income calculated in accordance with GAAP.

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

As of June 30, 2016, we had a total of 369 branches in operation. Our existing market calculations include 240 branches and exclude 129 branches because they were acquired after the start of last year. Acquired markets for 2016 include activity from branches acquired under the ProCoat Systems, Roofing Supply Group, RCI Roofing Supply, Roofing & Insulation Supply, Statewide Wholesale, Atlantic Building Products, Lyf-Tym, Fox Brothers, and Woodfeathers acquisitions (See Note 2 to the Condensed Consolidated Financial Statements). When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

The following table presents a summary of our results of operations for the periods presented, broken down by existing markets and acquired markets:

	Existing Markets		Acquired Markets		Consolidated
	Nine Months Ended June 30,
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)

Net sales	$1,808,775	$1,588,112	$1,143,968	$139,328	$2,952,743	$1,727,440

Gross profit	$441,785	$373,344	$269,242	$30,430	$711,027	$403,774
Gross margin	24.4%	23.5%	23.5%	21.8%	24.1%	23.4%

Operating expense (1)	$335,479	$316,628	$266,442	$29,224	$601,921	$345,852
Operating expense as a % of net sales	18.5%	19.9%	23.3%	21.0%	20.4%	20.0%

Operating income (loss)	$106,306	$56,716	$2,800	$1,206	$109,106	$57,922
Operating margin	5.9%	3.6%	0.2%	0.9%	3.7%	3.4%

[1]	During 2016 and 2015, we recorded amortization expense for our acquired markets related to intangible assets recorded under purchase accounting of $49.7 million ($41.6 from acquired markets) and $12.1 million ($2.9 million from acquired markets), respectively. In addition, operating expense for 2016 included non-recurring charges of $27.6 million ($16.7 million, net of taxes) for the recognition of certain charges related to our fiscal year 2016 acquisitions.

Net Sales

Consolidated net sales increased $1.23 billion, or 70.9%, to $2.95 billion in 2016 from $1.73 billion in 2015. Existing market sales increased $220.7 million, or 13.9% over the same comparative periods. We believe our 2016 existing market sales were influenced primarily by the following factors:

•	increased demand in our residential, non-residential, and complementary products groups;

•	milder winter weather towards the end of the first quarter and during the second quarter of fiscal year 2016;

•	strong storm activity across the Southwest region during the third quarter of fiscal year 2016; and

•	42 new Beacon greenfield branches opened in fiscal year 2013, 2014 and 2015;

partially offset by:

•	lower residential and non-residential roofing average selling prices.

Net sales within our acquired markets were $1.14 billion in 2016, a significant increase from 2015 due to the sales impact from the acquisitions completed during 2016. In 2016, we acquired a total of 127 branches and closed 33 branches. Closures were primarily as a result of facility consolidations due to the acquisitions.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices in existing markets declined 1-2% in 2016 compared to 2015, driven primarily by declines in residential and non-residential selling prices which were down approximately 2-3% and 1-2%, respectively, year-over-year. These declines were partially offset by continued increases in the average selling prices of complementary products which increased approximately 1% year-over-year. During the same period, net product costs for complementary products increased slightly, while residential and non-residential net product costs each decreased approximately 3-4% and 2-3%, respectively, year-over-year. During 2016, we experienced an increase in the gross margins within our residential product group due to reduction in our net product costs which was greater than the decline in our average selling prices.

Existing markets net sales by geographical region increased (decreased) from 2015 to 2016 as follows: Northeast 11.9%; Mid-Atlantic 13.1%; Southeast 30.5%; Southwest 29.7%; Midwest 3.0%; West 18.1%; and Canada (2.1)%. These variations were primarily caused by short-term factors such as local market conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

	Nine Months Ended June 30,
	2016		2015		Change
	Net Sales	%	Net Sales	%	$	%
	(Dollars in thousands)

Residential roofing products	$909,287	50.3%	$772,425	48.6%	$136,862	17.7%
Non-residential roofing products	607,933	33.6%	552,462	34.8%	55,471	10.0%
Complementary building products	291,555	16.1%	263,225	16.6%	28,330	10.8%
Total existing market sales	$1,808,775	100.0%	$1,588,112	100.0%	$220,663	13.9%

For 2016, our acquired markets recognized sales of $638.2 million, $373.0 million and $132.8 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The combination of our 2016 existing market sales of $1.81 billion plus the sales from acquired markets of $1.14 billion equals our total 2016 sales of $2.95 billion. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit and gross margin for our consolidated and existing markets were as follows:

	Nine Months Ended June 30,		Change[1]
	2016	2015	$	%
	(Dollars in thousands)

Gross profit - consolidated	$711,027	$403,774	$307,253	76.1%
Gross profit - existing markets	441,785	373,344	68,441	18.3%

Gross margin - consolidated	24.1%	23.4%	N/A	0.7%
Gross margin - existing markets	24.4%	23.5%	N/A	0.9%

1 Percentage changes for dollar amounts represents the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points

Our existing market gross profit increased $68.4 million, or 18.3% to $441.8 million in 2016, and gross profit within our acquired markets was $269.2 million for the same period. Our overall gross margins improved to 24.1% in 2016, due to a favorable shift in sales mix to residential products coupled with a decrease in the net products costs of both residential and non-residential products. Gross margins within our existing markets for 2016 increased to 24.4%.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expense) compared to our warehouse sales, represented 16.4% and 16.7% of our net sales in 2016 and 2015, respectively. We believe variations in direct sales activity to be primarily caused by short-term factors such as local market conditions, weather conditions and storm activity. None of these variations were driven by material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expense

Operating expense for consolidated and existing markets was as follows:

	Nine Months Ended June 30,		Change[1]
	2016	2015	$	%
	(Dollars in thousands)

Operating expense - consolidated	$601,921	$345,852	$256,069	74.0%
Operating expense - existing markets	335,479	316,628	18,851	6.0%

Operating expense as a % of net sales - consolidated	20.4%	20.0%	N/A	0.4%
Operating expense as a % of net sales - existing markets	18.5%	19.9%	N/A	-1.4%

1 Percentage changes for dollar amounts represents the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points

Operating expense in our existing markets increased by $18.9 million, or 6.0% in 2016, to $335.5 million, as compared to $316.6 million in 2015, while operating expense within our acquired markets was $266.4 million in 2016. The following factors were the leading causes of the increased operating expense in our existing markets:

•	an increase in payroll, employee benefits, and stock compensation costs of $18.3 million due to an increase in variable incentive and volume-related compensation costs;

•	7 new greenfield locations opened during fiscal years 2015 and 2016 that drove incremental operating expense of $2.5 million over the prior year; and

•	an increase in the allowance for uncollectible accounts of $2.5 million partially offset by:

•	a $1.7 million gain on the sale of assets; and

•	a decrease in general and administrative, selling, warehouse and other expenses of $2.8 million.

During 2016 and 2015, we recorded amortization expense related to the intangible assets recorded under purchase accounting within our existing markets of $8.1 million and $9.2 million, respectively. Our existing markets operating expense as a percentage of the related net sales in 2016 was 18.5%, compared to 19.9% in 2015.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $41.5 million in 2016, as compared to $8.0 million in 2015. The primary driver of the increase is the additional interest expense incurred on the increase in debt outstanding over the comparative periods.

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

Income Taxes

Provision for income taxes was $25.1 million in 2016, compared to $18.5 million in 2015. The increase in expense was due to a $17.7 million increase in pre-tax income. The effective rate before discrete items increased to 39.32% in 2016, compared to 39.04% in 2015, which was primarily driven by non-deductible professional fees related to the RSG acquisition. We expect our fiscal 2016 effective annual income tax rate to average approximately 39.0% to 40.0%, excluding any discrete items.

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

	Fiscal Year 2016			Fiscal Year 2015
	Qtr 1	Qtr 2	Qtr 3	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(Dollars in thousands)			(Dollars in thousands)

Net sales	$976,480	$823,537	$1,152,726	$596,042	$413,184	$718,214	$787,729
% of year’s sales	33.1%	27.9%	39.0%	23.7%	16.4%	28.6%	31.3%

Gross profit	233,188	195,764	282,075	137,565	96,773	169,436	191,591
% of year’s gross profit	32.8%	27.5%	39.7%	23.1%	16.3%	28.5%	32.1%

Income (loss) from operations	26,844	3,883	78,379	23,820	(14,207)	47,694	59,774
% of year’s income from operations	24.6%	3.6%	71.8%	20.3%	-12.1%	40.7%	51.1%

Net income (loss)	7,118	(5,719)	41,126	12,906	(9,785)	28,349	30,807

Net income (loss) per share - basic	0.12	(0.10)	0.69	0.26	(0.20)	0.57	0.62
Net income (loss) per share - diluted	0.12	(0.10)	0.68	0.26	(0.20)	0.56	0.61

Liquidity and Capital Resources

Our principal sources of liquidity as of June 30, 2016 were our cash and cash equivalents of $36.5 million and our available borrowings of $263.3 million under our asset based lending revolving credit facility.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended June 30,
	2016	2015
	(In thousands)

Net cash provided by operating activities	$74,359	$11,222
Net cash used in investing activities	(1,039,242)	(98,284)
Net cash provided by financing activities	956,629	50,578
Effect of exchange rate changes on cash and equivalents	(871)	(394)
Net decrease in cash and cash equivalents	$(9,125)	$(36,878)

Operating Activities

Our net cash provided by operating activities was $74.4 million in 2016, compared to $11.2 million provided by operating activities in 2015. Cash from operations increased $63.1 million due to an increase in net income after adjustments for non-cash items of $70.4 million offset by a decline in net working capital of $7.3 million.

Investing Activities

Net cash used in investing activities was $1.04 billion million in 2016, compared to $98.3 million used in investing activities in 2015. During the nine months of 2016, we spent $1.02 billion on acquisitions. Capital expenditures were $21.6 million in 2016, compared to $13.8 million in 2015. We currently expect fiscal year 2016 capital expenditures to total approximately 1.0% of net sales, mostly dependent upon our sales volume and the impact of new branch openings.

Financing Activities

Net cash provided by financing activities was $956.6 million in 2016, compared to $50.6 million used in financing activities in 2015. The net increase of $906.1 million was primarily due to the new financing agreements that the Company entered into as a result of the RSG acquisition offset by repayments and payment of deferred financing costs. In addition, proceeds from the issuance of common stock increased by $15.1 million to $20.2 million in 2016, as compared to $5.1 million in 2015.

Capital Resources

We currently have the following credit facilities:

•	a senior secured credit facility in the United States;

•	a senior secured credit facility in Canada;

•	a Term Loan B facility; and

•	Senior Notes

In connection with the RSG Acquisition on October 1, 2015, we entered into various financing arrangements totaling $1.45 billion. These arrangements allowed us to refinance its existing debt and substantially pay off all the RSG debt at closing. Prior to the RSG Acquisition, we had a credit facility with a syndicate of commercial banks that included a revolver and a long term note. As of the date of the Acquisition, approximately $185.6 million was outstanding on the long-term note payable and approximately $11.2 million was outstanding under the revolver.

The financing arrangements we entered into were an asset-based revolving line of credit facility (“ABL Facility”) of $700.0 million (of which $350.0 million was drawn at closing), a new $450.0 million term loan “B” facility (“Term Loan” or “Term Loan B Facility”), and $300.0 million of Senior Notes.

Revolving Line of Credit Facilities

On October 1, 2015, the Company entered into a $700.0 million ABL Facility with Wells Fargo Bank, N.A. and a syndicate of other lenders. This ABL Facility consists of revolving loans in both the United States (“US Revolver”) in the amount of $670.0 million and Canada (“Canada Revolver”) in the amount of $30.0 million CAD. The ABL Facility has a maturity date of October 1, 2020.

The US Revolver has various tranches of borrowings, bearing interest at rates ranging from 2.12% to 4.00%. The effective rate of these borrowings is 2.77% and is paid monthly. As of June 30, 2016, the outstanding balance on the US Revolver and Canada Revolvers, net of debt issuance fees, were $416.2 million. The US Revolver also has outstanding standby letters of credit in the amount of $12.8 million as of June 30, 2016. Current unused commitment fees on the revolving credit facilities are 0.25% per annum.

There is one financial covenant under the ABL Facility, which is a Consolidated Fixed Charge Ratio. As defined in the ABL Facility, the Company’s ratio must be at least 1.00 to 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis. The covenant is only applicable when the borrowing availability is less than 10% of the maximum loan cap or $60.0 million.

The ABL Revolver is guaranteed jointly and severally and fully and unconditionally by all of the United States subsidiaries of the Company but not by the Canadian subsidiaries of the Company.

Term Loan

On October 1, 2015, the Company entered into a $450.0 million Term Loan B Facility with Citibank N.A., and a syndicate of other lenders. The Term Loan requires quarterly principal payments in the amount of $1.1 million, with the remaining outstanding principal to be paid on its maturity date of October 1, 2022. Outstanding principal on the Term Loan bears interest at 4.00% and is paid every six months. The Company has the option of selecting the rate at which interest can accrue on the Term Loan as well as the period in which interest payments are made. The Company elected to pay interest based on the six month LIBOR rate, subject to a minimum rate of 1.00%, in addition to a base rate of 3.00%. As of June 30, 2016 the outstanding balance on the Term Loan, net of debt issuance fees, was $435.5 million.

The Term Loan B is guaranteed jointly and severally and fully and unconditionally by all of the United States subsidiaries of the Company but not by the Canadian subsidiaries of the Company.

Senior Notes

The Company also raised $300.0 million in Senior Notes, which mature on October 1, 2023. These notes bear interest at the rate of 6.38% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2016. There are early payment provisions in the Senior Note indenture in which the Company would be subject to “make whole” provisions. Management anticipates repaying the notes at the maturity date of October 1, 2023. As of June 30, 2016 the outstanding balance on the Senior Notes, net of debt issuance fees, was $290.6 million.

The Senior Notes are guaranteed jointly and severally and fully and unconditionally by all of the United States subsidiaries of the Company but not by the Canadian subsidiaries of the Company.

Equipment Financing Facilities and Other Financing Arrangements

As of June 30, 2016, there was a total of $21.6 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 4.49% and payments due through September 2021.

The Company also has capital leases in the amount of $26.2 million outstanding as of June 30, 2016. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

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

The Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2015 Annual Report on Form 10-K have not changed materially during the nine month period ended June 30, 2016.

Item 4.	Controls and Procedures

As of June 30, 2016, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")). Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Rule 405 of Regulation S-T, we have attached the following interactive data files formatted in Extensible Business Reporting Language (XBRL) as Exhibit 101 to this Quarterly Report on Form 10-Q: (i) the Consolidated Balance Sheets at June 30, 2016; September 30, 2015; and June 30, 2015, (ii) the Consolidated Statements of Earnings for the three and nine months ended June 30, 2016, and June 30, 2015, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2016, and June 30, 2015, (iv) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2016, and June 30, 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: August 4, 2016	BY:	/s/ JOSEPH M. NOWICKI
Joseph M. Nowicki
Executive Vice President & Chief Financial Officer

