Form 10-K
period 2016-09-30
BEACON ROOFING SUPPLY INC
filed 2016-11-22
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold as of the end of the second quarter ended March 31, 2016, was $2.44 billion.

The number of shares of common stock outstanding as of October 31, 2016 was 59,903,628.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant’s definitive proxy statement, which will be filed pursuant to Regulation 14A with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

BEACON ROOFING SUPPLY, INC.

Index to Annual Report on Form 10-K

Year Ended September 30, 2016

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

Unless the context suggests otherwise, the terms “Beacon,” the “Company,” “we,” “our” or “us” are referring to Beacon Roofing Supply, Inc.

Overview

Beacon is the second largest (and largest publicly traded) distributor of residential and non-residential roofing materials in the United States, with leading positions in key metropolitan markets in both the United States and Canada. We also distribute complementary building products, including siding, windows, specialty exterior building products, insulation, and waterproofing systems for residential and non-residential building exteriors. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of contractors, and to a lesser extent, general contractors, home builders, retailers, and building materials suppliers.

As of September 30, 2016, we operated 368 branches in 46 states throughout the United States and 6 provinces in Canada. We stock one of the most extensive assortments of high quality branded products in the industry, with over 46,000 SKUs available across our branch network, enabling us to deliver products to serve nearly 67,000 customers on a timely basis.

On October 1, 2015, we acquired Roofing Supply Group, LLC (“RSG”), a leading roofing products distributor owned by an investment partnership controlled by Clayton, Dubilier & Rice, LLC and employee stockholders, in a cash and stock transaction valued at approximately $1.17 billion. Headquartered in Dallas, Texas at the time of the acquisition RSG distributed roofing supplies and related materials from 85 locations across 25 states, including the key Western and Southern markets of California, Florida, Texas, as well as the Pacific Northwest market, with branches in Seattle and Spokane.

For the fiscal year ended September 30, 2016 (“fiscal year 2016” or “2016”), residential roofing products comprised 53.0% of our sales, non-residential roofing products accounted for 32.4% of our sales, and siding, waterproofing systems, windows, and other exterior building products provided the remaining 14.6% of our sales. Approximately 96% of our net sales were to customers located in the United States.

We also provide our customers a comprehensive array of value-added services, including:

•	Advice and assistance to contractors throughout the construction process, including product identification, specification and technical support;

•	Job site delivery, rooftop loading and logistical services;

•	Tapered insulation design and layout services;

•	Metal fabrication and related metal roofing design and layout services;

•	Trade credit and online bill pay; and

•	Marketing support, including project leads for contractors.

We believe the additional services we provide strengthen our relationships with our customers and distinguish us from our competition, as the vast majority of orders require at least some of these services. Our ability to provide these services efficiently and reliably can save contractors time and money while also enabling us to achieve attractive gross profit margins on our product sales. We have earned a reputation for providing a high level of product availability and high-quality service from our experienced employees who provide timely, accurate and safe delivery of products.

Our diverse customer base generally includes a significant portion of the residential and non-residential roofing contractors from the markets in which we operate. These roofing contractors typically are involved on a local basis in the replacement, or re-roofing, component of the roofing industry. We utilize a branch-based operating model that allows branches to maintain local customer relationships and benefit from our centralized infrastructure. This operating model allows us to benefit from the resources and scale efficiencies of being a national distributor while still providing customers with specialized products and personalized local services tailored to their specific geographic region.

We have achieved our growth through a combination of 37 strategic and complementary acquisitions since our initial public offering (“IPO”) in 2004, opening new branch locations and broadening our product offerings. In fiscal year 2016, we acquired 127 branches and opened 1 new branch. We have grown from $652.9 million in net sales in fiscal year 2004 to $4.13 billion in net sales in fiscal year 2016, which represents a twelve-year compound annual growth rate (“CAGR”) of 16.6%.  Our organic growth, which includes growth from existing and newly opened branches but excludes growth from acquired branches, averaged 5.3% per annum over the same period. Acquired branches are excluded from organic growth measures until they have been under our ownership for at least four full fiscal quarters at the start of the reporting period. Since our IPO, we have opened 73 new branch locations, and during this same period existing market sales excluding greenfields increased at an average of 2.3% per annum. Existing market sales excluding greenfields are defined as the aggregate sales from branches open for the entire comparable annual periods. Income from operations has increased from $34.7 million in fiscal year 2004 to $205.0 million in fiscal year 2016, which represents an twelve-year CAGR of 16.0%. We believe that our proven business model can continue to deliver industry-leading growth and operating profit margins.

Our Industry

According to a biannual industry study published in August 2016 by the international business research company, The Freedonia Group (‘‘Freedonia’’), the total United States roofing market (measured by sales at the manufacturers’ level) was estimated to be valued at approximately $14.4 billion in sales in 2015. Beacon management estimates that the total U.S. roofing market, when measured by sales at the distribution level, was approximately $20 billion in sales in 2014, taking into account Beacon’s historical gross product sales margin as applied to the Freedonia data.

Roofing demand (measured by sales at the manufacturers’ level) in the United States is projected to grow 7.2% annually through 2020 to $19.6 billion, according to Freedonia. This would represent a rebound from the 2009 − 2014 period, with growth expected to be driven by both residential and non-residential building construction activity.

The United States roofing market can be separated into two categories: the residential roofing market and the non-residential roofing market. The residential roofing market accounted for approximately 54% of the total United States market by unit volume in 2015. Through 2019, residential roofing construction in dollars is expected to grow at 9.3% annually which is faster than Freedonia’s non-residential roofing demand (in dollars) estimated growth rate of 5.3%, as new residential construction is projected to continue to recover from the low levels experienced from the 2007-2009 recession and its aftermath. Because residential roofing market growth is currently expected to exceed non-residential roofing market growth, demand for steep-slope roofing is expected to rise more rapidly than for low-slope products.

Historically, over 75% of expenditures in the United States roofing market are for re-roofing projects, with the balance being for new construction. In 2015 re-roofing projects accounted for approximately 79% of roofing demand (in dollars). According to the National Association of Home Builders, approximately 94% of re-roofing demand in the United States is non-discretionary, with owners forced to invest in repairs to respond to unforeseen circumstances. Re-roofing projects are generally considered maintenance and repair expenditures and are less likely than new construction projects to be postponed during periods of recession or slow economic growth. As a result, demand for roofing products has historically been less volatile than overall demand for construction products.

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

In addition to our operations with the United States, we also operate in 6 provinces in Canada, which in total represent approximately 4% of our total net sales.  We expect overall demand for operations in Canada to grow at rate similar to our United States operations.

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

Residential Roofing

Within the residential roofing market, the re-roofing market is currently more than three and a half times the size of the new roofing market, accounting for approximately 78% of the residential roofing unit demand in 2015 compared to a historic long-term rate of about 86%, according to Freedonia

Asphalt shingles dominate the residential roofing market, with an approximate 84% share, and historically have had an expected average useful life of 15 to 20 years. Freedonia estimates that residential roofing construction (in dollars) is expected to grow at 9.3% annually through 2020.

A number of other factors can also generate re-roofing demand, including one-time weather damage and homeowners looking to upgrade their homes. In addition, sales of existing homes can affect re-roofing demand, as some renovation decisions are made by sellers preparing their houses for sale and others are made by new owners within the first two years of occupancy.

Within the new construction portion of the residential roofing market, growth has historically been driven by housing starts, together with larger average roof sizes. Demand for roofing installed in new residential construction and additions to existing structures is forecast to grow over 6.6% annually to 35.0 million squares in 2020. While this was an increase from the depressed 2010 base, demand for roofing in new residential building construction applications in 2015 was still significantly below that of 2005. However, US housing starts (including manufactured housing shipments) marked their fourth consecutive year of robust growth in 2015, advancing 11% to 1.18 million units. Through 2020, housing starts are projected to reach 1.62 million units on growth of 6.4% per year.

Non-residential Roofing

Historically, re-roofing projects have accounted for approximately 81% of non-residential roofing demand (in dollars). In 2015, re-roofing projects represented nearly 80% of the total non-residential demand. As with residential re-roofing, non-residential re-roofing activity tends to be less cyclical than new construction and depends, in part, upon the types of materials on existing roofs, their expected lifespan and intervening factors such as wind or water damage.

Non-residential roofing construction (in dollars) is forecast by Freedonia to grow 1.6%, per year through 2020. Gains are expected to be driven by non-residential new construction, which is expected to see 6.6% annual gains in unit demand during that time, as non-residential building construction expenditures rebound from their low 2014 level. The office and commercial construction segment are expected to experience the most rapid gains if construction expenditures in that market rise sharply as currently anticipated.

The non-residential roofing market includes an office and commercial market, an industrial market, and an institutional market. Office and commercial roofing projects represent the single largest component of the non-residential roofing market in 2015 at 37% of demand (in dollars) in 2015, according to Freedonia. Industrial roofing projects represent 20% of non-residential roofing product sales (in dollars), while institutional projects and others make up the remaining 32% of non-residential roofing demand (in dollars).

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

These complementary products are a major component of the overall building products market. The United States siding market was estimated to be approximately $7.5 billion in 2014, while the United States window and door industry was estimated to be approximately $24.4 billion in 2014, according to the most recent information available from Freedonia. Both of these markets have been negatively impacted by the low level of new housing starts in recent years, but are estimated by Freedonia to grow at an annual rate (in dollars) of approximately 7.3% for the siding market and 5% for the window and door industry through 2018.

Our Strengths

We believe the sales and earnings growth we have achieved over time has been, and will continue to be, driven by our primary competitive strengths, which include the following:

•	Leading roofing distribution platform with a national scope combined with regional expertise. We are the second largest (and largest publicly traded) distributor of residential and non-residential roofing materials in the United States, and we maintain leading positions in key metropolitan markets across the United States and Canada. Our geographic footprint is designed to provide advantages in the regional markets we serve. We utilize a branch-based operating model whereby branches cultivate and maintain local customer relationships while benefiting from centralized functions such as information technology, marketing, accounting, financial reporting, credit, purchasing, human resources, legal and tax services. We provide our customers with specialized products and personalized local services tailored to their specific geographic region, with the resources and scale efficiencies of a national distributor.

•	Diversified business model in a stable environment. Our business historically has been protected in times of economic downturn because of the non-discretionary nature of most re-roofing demand, the mix of our sales between residential and non-residential products, our geographic and customer diversity, and the financial and operational ability to expand our business and obtain market share. We have a long history of organic sales growth and healthy gross margins through a variety of economic cycles. Over the last twelve fiscal years, our total and existing market net sales have increased by a CAGR of 16.6%, (including growth through acquisitions) and our gross margins in existing markets (i.e., excluding acquisitions) have averaged approximately 24%.

•	Well-positioned in attractive roofing demand markets. We believe that our national distribution platform is strategically positioned to benefit from a North American market recovery, and we expect that improving economic conditions and continued recovery in residential and non-residential construction activity will drive the demand for additional roofing materials and complementary building products.

•	Superior customer service to our well established, long-term customer base. Our diverse customer base consists of contractors, home builders, building owners, and other resellers. A significant number of our customers have relied on us as their vendor of choice for decades, and we believe that these strong customer relationships cannot easily be replicated. For the fiscal year ended September 30, 2016, no single customer accounted for more than 2% of our net sales.

We believe that the services provided by our employees improve our customers’ efficiency and profitability, which, in turn, strengthens our customer relationships. We consider customer relations and our employees’ knowledge of roofing and exterior building materials to be very important to our ability to increase customer loyalty and maintain customer satisfaction. We invest significant resources in professional development, management skills, product knowledge and operational proficiency. The in-depth knowledge of the materials we sell and their applications allows our sales personnel to provide technical advice and value-added service to our customers throughout the construction process.

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

•	Strong platform for growth and acquisition. From the time of our IPO in 2004, we increased net sales at rates well in excess of the overall growth in the roofing materials distribution industry. We have expanded our business through strategic acquisitions, new branch openings, and the diversification of our product offering. We generally have improved the financial and operating performance of our acquired companies and helped them to grow their businesses following acquisition

•	Strong cash flow generation driven by a stable business model. We have increased net sales in eight of the last ten fiscal years. Our track record of growth, combined with limited capital expenditure requirements, has resulted in strong free cash flow across all economic cycles. We have a strong history of managing our debt leverage effectively and we have successfully reduced leverage subsequent to the RSG transaction.

•	Centralized IT platform. We have made a significant investment in our information systems, including the ongoing development of a platform for online sales. All of our locations, except for one fabrication facility, operate on the same management information systems, providing us with a consistent platform to deliver excellent customer service and achieve operating efficiencies in purchasing, pricing and inventory management. Our systems have substantial capacity to handle our future growth plans without requiring significant additional investment.

•	Industry-leading management team with a track record of integration. We believe that our key employees, including branch managers, regional vice presidents and executive officers, are among the most experienced members of the roofing industry and have a track record of achieving strong revenue growth and delivering profitability. Since Beacon became a publicly traded company in 2004, the Beacon management team has successfully completed and integrated 37 acquisitions and opened 73 new greenfield locations.

Our Growth Strategies

Our objective is to be the preferred supplier of roofing and other exterior building product materials across markets in the United States and Canada while continuing to increase net sales and maximize our profitability. We plan to attain these goals by executing the following strategies:

•	Expand product offering and increase cross-selling activities. Due to the unique characteristics of each geographic region, our local customers typically require market specific product offerings. We believe we have one of the most extensive offerings of high-quality branded products in the industry, with over 46,000 SKUs available across our branch network, however there remain opportunities for branches expand their current product rosters. This will create additional opportunities for our branches to cross-sell more products throughout our existing network. In particular, we seek to expand non-residential roofing sales into markets where we currently sell mostly residential roofing. In addition, we work closely with customers and suppliers to identify new products and services, and continue to expand our product offering to include complementary building materials such as windows, siding, doors, waterproofing systems, insulation and metal fabrication.

•	Continue to provide exceptional customer service and roofing expertise. We provide a comprehensive array of high-quality products and offer value-added services. In fiscal year 2016, we were able to support our customers by fulfilling approximately 97% of warehouse orders through our in-stock inventory as a result of the breadth and depth of the inventory maintained at our local branches. We believe that our focus on providing both value-added services and accurate and rapid order fulfillment enables us to attract and retain customers.

•	Selectively pursue opportunities for organic growth and strategic acquisitions. Acquisitions and greenfield expansion is an important component of our growth strategy. We believe that there will be meaningful opportunities to further expand or intensify our geographic focus in contiguous or existing regions. We intend to continue to pursue our growth strategy while focusing on maintaining a strong balance sheet.

Since 2004, Beacon has opened 73 new branches through greenfield expansion. Beacon has a disciplined approach to new branch openings and its typical strategy is to open branches: (1) within its existing markets; (2) where existing customers have expanded into new markets; or (3) in areas that have limited or no acquisition candidates and are a good fit with its business model and culture.

Since 2004, Beacon has completed 37 acquisitions. We believe that the roofing distribution sector remains fragmented and that there are significant opportunities to further grow our business through disciplined, strategic acquisitions. With only a few large, well-capitalized competitors in the industry, we believe we can continue to build on our distribution platform by successfully acquiring additional roofing materials distributors. Our main acquisition strategy is to target market leaders in geographic areas that we do not service or that complement our existing operations in an area.

•	Enhance margins and free cash flow generation through continued execution of our growth strategy. We believe that as recent greenfield locations continue to ramp up, and if expected synergies and cost savings from acquisitions are realized, our margins will continue to improve. We also believe that we have an operating model that requires minimal capital, which, when combined with stable re-roofing demand, will position us for strong free cash flow generation. We intend to continue to use cash flows to support deleveraging and our continued platform growth. We have, and will continue to, invest heavily in our branch expansion. Although management estimates that our branch expansion strategy over the past several years has resulted in average upfront operating costs and capital expenditures, we believe these new branches will increase their contribution to our profitability and cash flow as they mature

Our Products and Services

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

Our product portfolio includes residential and non-residential roofing products as well as complementary building products such as siding and windows:

Product Portfolio
Residential	Non-Residential	Complementary
Roofing Products	Roofing Products	Building Products
Asphalt shingles	Single-ply roofing	Vinyl siding
Synthetic slate and tile	Asphalt	Fiber cement siding
Clay tile	Metal	Stone veneer
Concrete tile	Modified bitumen	Windows
Slate	Build-up roofing	Doors
Nail base insulation	Cements and coatings	Skylights
Metal roofing	Insulation – flat stock & tapered	Water proofing
Felts	Commercial fasteners	Building insulation
Synthetic underlayment	Metal edges and flashings	Gutters and downspouts
Wood shingles and shakes	Smoke/roof hatches	Decking and railing
Nails and fasteners	Sheet metal (copper/aluminum/steel)
Metal edgings and flashings	Roofing tools
Prefabricated flashings	PVC membrane
Ridge and soffit vents	TPO membrane
EPDM membrane

Our product lines are designed to meet the requirements of both residential and non-residential roofing contractors. The products that we distribute are supplied by the industry’s leading manufacturers of high-quality roofing materials and related products (See “Purchasing and Suppliers”).

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

Services

We emphasize superior value-added services to our customers. We employ a knowledgeable sales force that possesses in-depth knowledge of roofing materials and applications and is capable of providing technical advice and assistance to contractors and other customers throughout the re-roofing and construction process. In particular, we support our customers with the following value-added services:

•	advice and assistance on product identification, specification and technical support, and training services;

•	a large, service ready fleet with a broad footprint supporting timely job site delivery, rooftop loading and logistical services;

•	tapered insulation engineered with enhanced computer-aided design and related layout services;

•	metal fabrication and related metal roofing design and layout services;

•	trade credit and online bill pay; and

•	marketing support, including project leads for contractors.

Our Customers

We serve nearly 67,000 customers, comprised of contractors, home builders, building owners, and other resellers across the continental United States and Canada. Our typical customer base varies by end market, with relatively small contractors in the residential market and small to large-sized contractors in the non-residential market. To a lesser extent, our customer base in a market can include general contractors, retailers and building materials suppliers. As evidenced by the fact that a significant number of our customers have relied on us or our predecessors as their vendor of choice for decades, we believe that we have strong customer relationships that our competitors cannot easily displace or replicate. No single customer accounts for more than 2% of our net sales.

Our Culture and Employees

We believe our values based culture is a key differentiator which is critical to our success. We pride ourselves on attracting and retaining highly dedicated and customer focused employees at all levels of the organization. We maintain a safety-first environment and strong relations with our employees.

As of September 30, 2016 we had 5,042 employees consisting of 648 in sales and marketing, 655 branch and assistant branch managers, 2,465 drivers, delivery helpers and warehouse workers, 1,242 general and administrative employees and 32 executives. We have 31 employees that are represented by labor unions and there are no outstanding labor disputes.

Sales and Marketing

Sales strategy

Our sales strategy is to provide a comprehensive array of high-quality products and superior value-added services to residential and non-residential roofing contractors reliably, accurately and on time. In fiscal year 2016, we were able to support our customers by fulfilling approximately 97% of warehouse orders through our in-stock inventory as a result of the breadth and depth of the inventory maintained at our local branches. We believe that our focus on providing both superior value-added services and accurate and rapid order fulfillment enables us to attract and retain customers.

Sales organization

We have attracted and retained an experienced sales force of approximately 616 employees who are responsible for generating sales at the local branch level. The expertise of our salespeople helps us to increase sales to existing customers and add new customers.

Each of our branches is led by a branch manager, who also functions as the branch’s sales manager. In addition, each branch generally employs one to four outside salespeople and one to five inside salespeople who report to their branch manager. Branches that focus primarily on the residential market typically staff a larger number of outside salespeople.

The primary objectives of our outside salespeople are to prospect for new customers and to increase sales to existing customers. These activities are supported by utilizing our CRM (Customer Relationship Management) system throughout our selling organization. We continue to use our proprietary LogicTrack software system to extract information on construction projects in our local markets. Once a construction project is identified, our design and estimating team creates job quotes, which, along with pertinent bid and job information, are readily available to our salespeople through LogicTrack. Our outside salespeople then contact potential customers in an effort to solicit their interest in participating with us in the identified project. Throughout this process, LogicTrack maintains a record of quoting activity, due dates, and other data to allow tracking of the projects and efficient follow-up. By seeking a contractor to “partner with” on a bid, we increase the likelihood that such contractor will purchase their roofing materials and related products from us in the event that the contractor is selected for the project.

To complement our outside sales force, we have built an experienced and technically proficient inside sales staff that provides vital product expertise to our customers. Our inside sales force is responsible for fielding incoming orders, providing pricing quotations and responding to customer inquiries.

In addition to our outside and inside sales forces, we employ representatives who act as liaisons for certain roofing materials manufacturers to assist with the promotion of specific products to professional contractors, architects and building owners. These relationships include exclusive geographic territories and we currently have a developed relationship with Carlisle on this basis.

Marketing

In order to capitalize on established customer relationships and locally developed brands, we have maintained the trade names of most of the businesses that we have acquired. These trade names—such as Alabama Roofing Supply, Atlantic Building Products, Applicators Sales, Beacon Roofing Supply Canada Company, Beacon Sales, Best Distributing, Cassady Pierce, Coastal Metal Service, Dealers Choice, Enercon Products, Entrepot de la Toiture, Ford Wholesale, Fox Brothers Company, Groupe Bédard, Intermountain Supply, JGA, JGA Beacon, Lyf-Tym Building Products, Lafayette Wood Works, McClure Johnston, Mississippi Roofing Supply, North Coast Roofing Systems, Pacific Supply, Posi-Pentes, Posi-Slope, ProCoat Systems, Quality Roofing Supply, RCI Roofing Supply, RIS Insulation Supply, RIS Roofing Supply, RIS Roofing and Insulation Supply, Roof Depot, Roofing Supply Group, Southern Roof Center, Statewide Wholesale, Structural Materials, The Roof Center, West End Roofing, Siding & Windows, Wholesale Roofing Supply, Woodfeathers — are well-known in the local markets in which the respective branches compete and are associated with high-quality products and customer service.

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

Purchasing and Suppliers

Our status as a leader in our core geographic markets, as well as our reputation in the industry, has allowed us to forge strong relationships with numerous manufacturers of roofing materials and related products, including Atlas Roofing, Building Products of Canada, Carlisle Syntec, CertainTeed Roofing, CertainTeed Siding, Firestone Building Products, GAF, Iko Manufacturing, James Hardie Building Products, Johns Manville Roofing, Malarkey, Mid-States Asphalt, Owens Corning Roofing, PlyGem, Soprema, and Tamko Building Products.

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

Operations and Infrastructure

Operations

Our branch-based model provides each location with a significant amount of autonomy to operate within the parameters of our overall business model. Operations at each branch are tailored to meet local customer needs. Branch managers are responsible for sales, pricing and staffing activities, and have full operational control of customer service and deliveries. We provide our branch managers with significant incentives that allow them to share in the profitability of their respective branches as well as in the company as a whole. Employees at our regional and corporate operations assist the branches with, among other things, procurement, credit and safety services, fleet management, information systems support, contract management, accounting, treasury and legal services, human resources, benefits administration and sales and use tax services.

Our distribution fulfillment process is initiated upon receiving a request for a contract job order or direct product order from a contractor. Under a contract job order, a contractor typically requests roofing or other construction materials and technical support services. The contractor discusses the project’s requirements with a salesperson and the salesperson provides a price quotation for the package of products and services. Subsequently, the salesperson processes the order and we deliver the products to the customer’s job site. In fiscal year 2016, we were able to support our customers by fulfilling approximately 97% of warehouse orders through our in-stock inventory as a result of the breadth and depth of the inventory maintained at our local branches

Facilities

As of September 30, 2016, our network of 368 branches was serving metropolitan areas in 46 states and 6 Canadian provinces. This network has enabled us to effectively and efficiently serve a broad customer base and to achieve a leading market position in each of our core geographic markets.

Fleet

For the year ended September 30, 2016, our distribution infrastructure supported approximately one million deliveries. To accomplish this, we maintained a dedicated owned fleet of 1,389 straight trucks, 538 tractors and 993 trailers as of September 30, 2016. Nearly all of our delivery vehicles are equipped with specialized equipment, including 1,656 truck-mounted forklifts, cranes, hydraulic booms and conveyors, which are necessary to deliver products to rooftop job sites in an efficient and safe manner and in accordance with our customers’ requirements.

Our branches typically focus on providing materials to customers who are located within a two-hour radius of their respective facilities. Our branches generally make deliveries each business day.

Management Information Systems

We have fully integrated management information systems across our locations. Acquired businesses are moved to our IT platform as soon as feasible following acquisition. Our systems support every major internal operational function, except payroll, providing complete integration of purchasing, receiving, order processing, shipping, inventory management, sales analysis and accounting. The same databases are shared within the systems, allowing our branches to easily acquire products from other branches or schedule deliveries by other branches, greatly enhancing our customer service. Our systems also include a pricing matrix which allows us to refine pricing by region, branch, customer and customer type, or even a specific customer project. In addition, our systems allow us to centrally monitor all branch and regional performance as often as daily. We have centralized many functions to leverage our growing size, including accounts payable, insurance, payroll, employee benefits, vendor relations, and banking.

All of our branches are connected to a common computer network via secure Internet connections or private data lines. We maintain redundant systems with transactional data getting replicated throughout each business day. We have the capability of electronically switching our operations to the disaster recovery system.

We place purchase orders electronically with some of our major vendors. The vendors then transmit their invoices electronically to us. Our system automatically matches these invoices with the related purchase orders and then schedules the associated payment. We retain many financial, credit and other documents for purposes of internal approvals, online viewing and auditing.

We have established an Internet portal that allows customers to access their invoice history and make online payments, and we are currently developing a platform that allows for the added capability for customers to place and track orders online.

Government Regulations

We are subject to regulation by various federal, state, provincial and local agencies. These agencies include the Environmental Protection Agency, Department of Transportation, Occupational Safety and Health Administration and Department of Labor and Equal Employment Opportunity Commission. We believe we are in compliance in all material respects with existing applicable statutes and regulations affecting environmental issues and our employment, workplace health and workplace safety practices.

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

History and Additional Information

Our predecessor, Beacon Sales Company, Inc., was founded in Charlestown, Massachusetts (part of Boston) in 1928. Beacon Roofing Supply, Inc. was incorporated in Delaware in 1997. Our principal executive offices are located at 505 Huntmar Park Drive, Suite 300, Herndon, Virginia 20170 and our telephone number is (571) 323-3939. Our Internet website address is www.becn.com.

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and, in accordance with such requirements, furnish or file periodic reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). These periodic reports, proxy statements, and other information are available for inspection and copying at the regional offices, public reference facilities, and SEC website, www.sec.gov. We also maintain an investor relations page on our website where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other required SEC filings may be accessed free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

Our growth strategy includes acquiring other distributors of roofing materials and complementary products. Acquisitions involve numerous risks, including:

•	unforeseen difficulties in integrating operations, technologies, services, accounting and employees;

•	diversion of financial and management resources from existing operations;

•	unforeseen difficulties related to entering geographic regions where we do not have prior experience;

•	potential loss of key employees;

•	unforeseen liabilities associated with businesses acquired; and

•	inability to generate sufficient revenue or realize sufficient cost savings to offset acquisition or investment costs.

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

Loss of key talent or our inability to attract and retain new qualified talent could hurt our ability to operate and grow successfully.

Our success will continue to depend to a significant extent on our executive officers and key management personnel, including our divisional executive vice presidents and regional vice presidents. We do not have key man life insurance covering any of our executive officers. We may not be able to retain our executive officers and key personnel or attract additional qualified management. The loss of any of our executive officers or other key management employees, or our inability to recruit and retain qualified employees, could hurt our ability to operate and make it difficult to execute our acquisition and internal growth strategies.

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

Acquisitions frequently result in the recording of goodwill and other intangible assets. At September 30, 2016, goodwill represented approximately 38% of our total assets. Goodwill is not amortized for financial reporting purposes and is subject to impairment testing at least annually using a qualitative approach.

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

Major disruptions in the capital and credit markets could also lead to broader economic downturns, which could result in lower demand for our products and increased incidence of customers’ inability to pay their accounts. The majority of our net sales volume is facilitated through the extension of trade credit to our customers. Additional customer bankruptcies or similar events caused by such broader downturns may result in a higher level of bad debt expense than we have historically experienced. Also, our suppliers may be impacted, causing potential disruptions or delays of product availability. These events would adversely impact our results of operations, cash flows and financial position.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of October 31, 2016, we leased 366 facilities including our headquarters and other support facilities, throughout the United States and Canada. These leased facilities range in size from approximately 2,000 to 137,000 square feet. In addition, we own 13 sales/warehouse facilities located in Manchester, New Hampshire; Reading, Pennsylvania; Montreal, Quebec (2); Sainte-Foy, Quebec; Delson, Quebec; Trois Rivieres, Quebec; Salisbury, Maryland; Hartford, Connecticut; Cranston, Rhode Island; Lancaster, Pennsylvania; Easton, Maryland; and Manassas, Virginia. These owned facilities range in size from 11,500 square feet to 68,000 square feet. All of the owned properties are mortgaged to our senior lenders. We believe that our properties are in good operating condition and adequately serve our current business operations.

As of October 31, 2016, we operated 369 branches, a few with multiple leased facilities or combined facilities, as well as 10 other facilities. The following table summarizes the locations of these branches and facilities:

		Non-Branch
Location	Branches	Facilities

U.S. State
Alabama	6
Arizona	3
Arkansas	4
California	24
Colorado	14
Connecticut	3	1
Delaware	3
Florida	17
Georgia	14	1
Idaho	1
Illinois	8
Indiana	7
Iowa	3
Kansas	4
Kentucky	5
Louisiana	9
Maine	4
Maryland	14	1
Massachusetts	13
Michigan	7
Minnesota	4
Mississippi	3
Missouri	10
Montana	1
Nebraska	9
Nevada	1
New Hampshire	2
New Jersey	2
New Mexico	1
New York	2
North Carolina	22	2
Ohio	9
Oklahoma	4
Oregon	3
Pennsylvania	28
Rhode Island	1
South Carolina	8
South Dakota	2
Tennessee	9
Texas	36	2
Utah	4
Vermont	1
Virginia	13	2
Washington	4
West Virginia	4
Wyoming	2
Total— United States	348	9

Canadian Province
Alberta	3
British Columbia	4
Nova Scotia	1
Ontario	6	1
Quebec	5
Saskatchewan	2
Total— Canada	21	1

Total - All	369	10

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market (the “NASDAQ”) under the symbol “BECN”. The following table lists quarterly information on the price range of our common stock based on the high and low reported sale prices for our common stock as reported by NASDAQ for the periods indicated below:

	High	Low

Year Ended September 30, 2015:
First Quarter	$29.17	$24.11
Second Quarter	$31.41	$23.04
Third Quarter	$34.09	$29.44
Fourth Quarter	$37.10	$29.88

Year Ended September 30, 2016:
First Quarter	$44.01	$32.02
Second Quarter	$43.25	$32.24
Third Quarter	$45.72	$40.42
Fourth Quarter	$48.96	$39.50

There were 137 registered holders of record of our common stock as of October 31, 2016.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the fourth quarter of the fiscal year ended September 30, 2016.

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

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Beacon Roofing Supply, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total shareholder return (including reinvestment of dividends) of Beacon Roofing Supply, Inc.’s common stock based on its market prices, beginning with the start of fiscal year 2012 and each fiscal year thereafter, with (i) the Nasdaq Index and (ii) the S&P 1500 Building Products Index.

The line graph assumes that $100 was invested in our common stock, the Nasdaq Index and the S&P 1500 Building Products Index on September 30, 2011. The closing price of our common stock on September 30, 2016 was $42.07. The stock price performance of Beacon Roofing Supply, Inc.’s common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

ITEM 6.    SELECTED FINANCIAL DATA

You should read the following selected financial information together with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included in this Form 10-K. We have derived the statement of operations data for the years ended September 30, 2016, September 30, 2015 and September 30, 2014, and the balance sheet data as of September 30, 2016 and September 30, 2015, from our audited financial statements included in this Form 10-K. We have derived the statements of operations data for the years ended September 30, 2013 and September 30, 2012, and the balance sheet data as of September 30, 2014, September 30, 2013 and September 30, 2012, from our audited financial statements not included in this Form 10-K.

Consolidated Statement of Operations Data:

	Year Ended September 30,
	2016[1]	2015	2014	2013	2012
	(In thousands, except share and per share amounts)

Net sales	$4,127,109	$2,515,169	$2,326,905	$2,240,723	$2,043,658
Cost of products sold	3,114,040	1,919,804	1,799,065	1,709,326	1,542,254
Gross profit	1,013,069	595,365	527,840	531,397	501,404
Operating expense	808,085	478,284	428,977	401,676	357,732
Income from operations	204,984	117,081	98,863	129,721	143,672
Interest expense, financing costs, and other	58,452	11,037	10,095	8,247	17,173
Income before provision for income taxes	146,532	106,044	88,768	121,474	126,499
Provision for income taxes	56,615	43,767	34,922	48,867	50,934
Net income	$89,917	$62,277	$53,846	$72,607	$75,565

Weighted-average common stock outstanding:
Basic	59,424,372	49,578,130	49,227,466	48,472,240	46,718,948
Diluted	60,418,067	50,173,478	49,947,699	49,385,335	47,840,967

Net income per share:
Basic	$1.51	$1.26	$1.09	$1.50	$1.62
Diluted	$1.49	$1.24	$1.08	$1.47	$1.58

1 Results include full-year financial impact of October 1, 2015 RSG acquisition – See Note 3 to the Condensed Consolidated Financial Statements

Balance Sheet Data:

	September 30,
	2016[1]	2015	2014	2013	2012
	(In thousands)

Cash and cash equivalents	$31,386	$45,661	$54,472	$47,027	$40,205
Total assets	3,113,859	1,539,428	1,433,896	1,338,696	1,216,982
Total long-term indebtedness	1,117,711	192,567	216,460	209,601	220,875
Total stockholders’ equity	1,323,827	883,116	817,101	754,356	651,962

1 Results include full-year financial impact of October 1, 2015 RSG acquisition – See Note 3 to the Condensed Consolidated Financial Statements

Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we prepare certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), specifically:

•	Adjusted Net Income/Adjusted EPS
•	Adjusted EBITDA

We define Adjusted Net Income as net income that excludes all non-recurring costs related to acquisitions, including the incremental amortization of acquired intangibles. Adjusted net income per share (“Adjusted EPS”) is calculated by dividing the Adjusted Net Income for the period by the weighted-average diluted shares outstanding for the period.

We define Adjusted EBITDA as net income plus interest expense (net of interest income), income taxes, depreciation and amortization, adjustments to contingent consideration, stock-based compensation and non-recurring acquisition costs. EBITDA is a measure commonly used in the distribution industry.

We use these supplemental measures to evaluate performance period over period and to analyze the underlying trends in our business and to establish operational goals and forecasts that are used in allocating resources. We expect to compute our non-GAAP financial measures using the same consistent method from quarter to quarter and year to year.

We feel these measures are useful because they allow investors to better understand year-over-year changes in underlying operating performance. We believe that these non-GAAP measures provide investors and analysts with a measure of operating results unaffected by differences in capital structures and capital investment cycles among otherwise comparable companies. Further, we believe these measures are useful to investors because they improve comparability of results of operations since they eliminate the impact of purchase accounting adjustments that can render operating results non-comparable between periods.

While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared in accordance with GAAP. You should not consider any of these measures as a substitute alongside other financial performance measures presented in accordance with GAAP.

The following tables present a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income/Adjusted EPS and Adjusted EBITDA for each of the periods indicated (in thousands, except per share amounts):

Adjusted Net Income/Adjusted EPS1

	Year Ended September 30,
	2016		2015
	Amount	Per Share	Amount	Per Share
Net income	$89,917	$1.49	$62,277	$1.24
Company adjustments, net of income taxes:
Acquisition costs[2]	36,608	0.61	6,978	0.14
Adjusted Net Income	$126,525	$2.10	$69,255	$1.38

Adjusted EBITDA1

	Year Ended September 30,
	2016	2015
Net Income	$89,917	$62,277
Acquisition costs[3]	24,749	6,978
Interest expense, net	58,145	10,561
Income taxes	56,615	44,046
Depreciation and amortization	100,191	34,862
Stock-based compensation	17,749	9,936
Adjusted EBITDA	$347,366	$168,660

Adjusted EBITDA as a % of net sales	8.4%	6.7%

1 Reconciliation only provided for fiscal years 2015 and 2016 to reflect the point at which management began using the Adjusted Net Income/Adjusted EPS and EBITDA as an additional measure of the company’s performance. Prior to 2015 the adjustments to Net income and EBITDA were immaterial to the financial statements.

2 Acquisition costs reflect total non-recurring charges related to acquisitions completed, net of $22.9 million and $0.3 million in tax for 2016 and 2015, respectively.

3 Acquisition costs reflect all non-recurring charges related to acquisitions completed (excluding the impact of tax) that are not embedded in other balances of the table. Certain portions of the total acquisition costs incurred are included in interest expense, income taxes, depreciation and amortization, and stock-based compensation.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. All references to “2016,””2015,” and “2014”are referring to the twelve month period ended September 30 for each of those respective fiscal years. The following discussion may contain forward-looking statements that reflect our plans and expectation. Our actual results could differ materially from those anticipated by these forward-looking statements due to the factors discussed elsewhere in this Annual Report on Form 10-K, particularly in the “Risk Factors” section. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

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

As of September 30, 2016 we operated in 368 locations throughout 46 states, as well as 6 provinces in Canada. We stock one of the most extensive assortments of high quality branded products in the industry with over 46,000 SKUs available across our branch network, enabling us to deliver a wide range of products to our customers on a timely basis. For 2016, approximately 96% of our net sales came from customers located in the United States.

Effective execution of both the sales and operating plans enables us to grow beyond the relative strength of the residential and non-residential roofing markets we serve. Our business model is a bottom-up approach, where each of our branches uses their regional knowledge and experience to assist with the development of a marketing plan and product mix that is best suited for their respective markets. Local alignment with overall strategic goals provides the foundation for significant ownership of results at the branch level.

Our distinctive operational model combined with significant branch level autonomy differentiates us from the competition. We provide customer services, including job site delivery, custom designed tapered roofing systems, metal fabrication, and trade credit. We consider customer relations and our employees' knowledge of roofing and exterior building materials to be vital to our ability to increase customer loyalty and maintain customer satisfaction. Our customers’ business success can be enhanced when they are supported by our efficient and effective distribution network. We invest significant resources in professional development, management skills, product knowledge and operational proficiency. We pride ourselves on providing these capabilities developed on a foundation of continuous improvement driving service excellence, productivity and efficiencies.

Our growth strategy includes both acquisition growth and organic growth (opening branches, growing sales with existing customers, adding new customers and introducing new products). Our main acquisition strategy is to target market leaders who do business in geographic areas that we currently do not service or that complement our existing regional operations. The following highlights our recent success in delivering on our growth strategy:

•	Acquisition Growth:

-	On October 1, 2015, we completed our acquisition of Roofing Supply Group ("RSG"), a leading roofing products distributor, in a cash and stock transaction valued at approximately $1.17 billion. Completion of the RSG acquisition strengthened our position as the largest publicly traded roofing materials and related products distributor in the U.S., with approximately $3.71 billion in combined pro forma net sales at the time of the acquisition. The RSG Acquisition has provided us the opportunity to create a stronger roofing distribution company built upon the foundation of two strong, growing distribution platforms with an extensive national footprint and continued growth potential. On the date of the acquisition, RSG operated 85 branches across 25 states, with 300 to 2,200 SKUs per branch. This acquisition has allowed us to expand our product offerings and increase our cross selling opportunities while maintaining our standards for exceptional customer service and roofing expertise.

-	We continued to focus on our growth strategy during 2016, acquiring 42 branches from 7 additional strategic acquisitions that have significantly enhanced our geographic footprint, particularly in the Southern, Western, and Pacific Northwest regions of the United States:

o	On December 1, 2015, we purchased certain assets of RCI Roofing Supply, a distributor of residential and commercial roofing and related products with 5 branches operating in Nebraska, Iowa and Colorado with annual sales of approximately $23 million.

o	On December 18, 2015, we acquired 100% of the equity interests of Roofing and Insulation Supply, a distributor primarily of residential and commercial insulation along with roofing and related products with 20 branches spanning 13 states operating across New England, the Mid-Atlantic, the Southeast, the Upper Midwest, Texas and Colorado with annual sales of approximately $70 million.

o	On December 29, 2015, we purchased certain assets of Statewide Wholesale, a distributor of residential and commercial roofing and related products with 1 branch located in Denver, Colorado with annual sales of approximately $15 million.

o	On April 1, 2016, we purchased certain assets of Atlantic Building Products, a distributor of decking, windows, siding, and related products with 2 branches operating in eastern Pennsylvania with annual sales of approximately $5 million.

o	On April 1, 2016, we purchased certain assets of Lyf-Tym Building Products, a distributor of siding, windows, gutters, vinyl railings, and related products with 6 branches operating in North Carolina and Virginia with annual sales of approximately $20 million.

o	On May 2, 2016, we purchased certain assets of Fox Brothers Company, a distributor of roofing, siding, windows, doors, and related products with 4 branches operating in Michigan with annual sales of approximately $35 million.

o	On June 1, 2016, we acquired 100% of the equity interests of Woodfeathers, Inc., a distributor of primarily residential roofing and related products with 4 branches operating in Oregon and Washington with annual sales of approximately $30 million.

-	In addition, we completed 3 strategic acquisitions in 2015 and 1 strategic acquisition in 2014.

•	Organic Growth:

-	We have continued to promote organic greenfield growth with the opening of 1 new branch in 2016, 6 new branches in 2015, and 26 new branches in 2014. These 33 new branch locations have allowed us to penetrate deeper into many of our existing markets and establish a greater presence in new markets. In addition, RSG opened 9 new branches in 2015 and 9 new branches in 2014. Although these new greenfield locations impact our operating cost structure slightly in the near-term, we believe that our greenfields are strategically located within markets with strong dynamics and opportunity to quickly establish our presence and gain local market share.

General

We sell all materials necessary to install, replace and repair residential and non-residential roofs, including:

•	Shingles, standard and specialty;
•	Single-ply roofing;
•	Metal roofing and accessories;
•	Modified bitumen;
•	Built-up roofing;
•	Insulation;
•	Slate and tile roofing;
•	Fasteners, coatings and cements; and
•	Other roofing accessories.

We also sell complementary building products such as:

•	Vinyl, wood and fiber cement siding;
•	Doors, windows and millwork;
•	Decking and railing;
•	Building insulation; and
•	Waterproofing systems.

We serve nearly 67,000 customers, none of which individually represents more than 2% of our total net sales. Many of our customers are small to mid-size contractors with relatively limited capital resources. We maintain strict credit review and approval policies, which has helped to keep losses from uncollectible customer receivables within our expectations.

Our expenses consist primarily of the cost of products purchased for resale, labor, fleet, occupancy, and selling and administrative expenses. We compete for business and may respond to competitive pressures at times by lowering prices in order to maintain our market share.

Results of Operations

The following tables set forth selected consolidated statement of operations data and such data as a percentage of net sales for each of the periods indicated:

	Year Ended September 30,
	2016	2015	2014
	(In thousands)

Net sales	$4,127,109	$2,515,169	$2,326,905
Cost of products sold	3,114,040	1,919,804	1,799,065
Gross profit	1,013,069	595,365	527,840
Operating expense	808,085	478,284	428,977
Income from operations	204,984	117,081	98,863
Interest expense, financing costs, and other	58,452	11,037	10,095
Income before provision for income taxes	146,532	106,044	88,768
Provision for income taxes	56,615	43,767	34,922
Net income	$89,917	$62,277	$53,846

	Year Ended September 30,
	2016	2015	2014
	% of Net sales

Net sales	100.0%	100.0%	100.0%
Cost of products sold	75.5%	76.3%	77.3%
Gross profit	24.5%	23.7%	22.7%
Operating expense	19.6%	19.0%	18.4%
Income from operations	4.9%	4.7%	4.3%
Interest expense, financing costs, and other	1.4%	0.4%	0.4%
Income before provision for income taxes	3.5%	4.3%	3.9%
Provision for income taxes	1.3%	1.8%	1.6%
Net income	2.2%	2.5%	2.3%

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

As of September 30, 2016, we had a total of 368 branches in operation. Our existing market calculations include 239 branches and exclude 129 branches because they were acquired after the start of fiscal year 2015. Acquired markets for 2016 include activity from branches acquired under the ProCoat Systems, Roofing Supply Group, RCI Roofing Supply, Roofing and Insulation Supply, Statewide Wholesale, Atlantic Building Products, Lyf-Tym Building Products, Fox Brothers, and Woodfeathers acquisitions (See Note 3 to the Condensed Consolidated Financial Statements). When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

2016 vs. 2015

The following table presents a summary of our results of operations for the periods presented, broken down by existing markets and acquired markets:

	Existing Markets		Acquired Markets		Consolidated
	Year Ended September 30,
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)

Net sales	$2,515,647	$2,289,080	$1,611,462	$226,089	$4,127,109	$2,515,169

Gross profit	$619,692	$543,476	$393,377	$51,889	$1,013,069	$595,365
Gross margin	24.6%	23.7%	24.4%	23.0%	24.5%	23.7%

Operating expense (1)	$455,666	$426,431	$352,419	$51,853	$808,085	$478,284
Operating expense as a % of net sales	18.1%	18.6%	21.9%	22.9%	19.6%	19.0%

Operating income (loss)	$164,026	$117,045	$40,958	$36	$204,984	$117,081
Operating margin	6.5%	5.1%	2.5%	0.0%	5.0%	4.7%

(1)	During 2016 and 2015, we recorded amortization expense related to intangible assets recorded under purchase accounting of $68.3 million ($57.5 million from acquired markets) and $16.2 million ($4.0 million from acquired markets), respectively. In addition, operating expense for 2016 and 2015 included non-recurring charges of $51.9 million ($31.9 million, net of taxes) and $7.3 million ($7.0 million, net of taxes), respectively, for the recognition of certain charges related to acquisitions.

Net Sales

Consolidated net sales increased $1.61 billion, or 64.1%, to $4.13 billion in 2016 from $2.52 billion in 2015. Existing market sales increased $226.6 million, or 9.9% over the same comparative periods. We believe our 2016 existing market sales were influenced primarily by the following factors:

•	increased demand in our residential, non-residential, and complementary products groups;

•	strong storm activity across the Southwest region during 2016; and

•	42 new Beacon greenfield branches that opened in fiscal years 2013, 2014 and 2015;

partially offset by:

•	lower residential and non-residential roofing average selling prices.

Net sales within our acquired markets were $1.61 billion in 2016, a significant increase from 2015 due to the impact of the acquisitions completed during 2016. In 2016, we acquired a total of 127 branches and closed 34 branches. Closures were primarily a result of facility consolidations due to the acquisitions.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices in existing markets declined 2-3% in 2016 compared to 2015, driven primarily by declines in residential and non-residential selling prices which were both down approximately 2-3% year-over-year. The average selling prices of complementary products remained flat year-over-year. During the same period, net product costs for complementary products remained relatively flat, while residential and non-residential net product costs decreased approximately 2-3% and 3-4%, year-over-year, respectively.

Existing markets net sales by geographical region increased (decreased) from 2015 to 2016 as follows: Northeast 5.1%; Mid-Atlantic 9.8%; Southeast 23.6%; Southwest 26.1%; Midwest 3.9%; West 10.0%; and Canada (3.1%). These variations were primarily caused by short-term factors such as local market conditions, weather conditions, storm activity and foreign currency exchange rates.

 Product group sales for our existing markets were as follows:

	Year Ended September 30,
	2016		2015		Change
	Net Sales	%	Net Sales	%	$	%
	(Dollars in thousands)

Residential roofing products	$1,275,208	50.7%	$1,117,689	48.8%	$157,519	14.1%
Non-residential roofing products	843,197	33.5%	803,716	35.1%	39,481	4.9%
Complementary building products	397,242	15.8%	367,675	16.1%	29,567	8.0%
Total existing market sales	$2,515,647	100.0%	$2,289,080	100.0%	$226,567	9.9%

For 2016, our acquired markets recognized sales of $912.2 million, $492.4 million and $206.8 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The combination of our 2016 existing market sales of $2.51 billion plus the sales from acquired markets of $1.61 billion equals our total 2016 sales of $4.13 billion. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit and gross margin for consolidated and existing markets were as follows:

	Year Ended September 30,		Change[1]
	2016	2015	$	%
	(Dollars in thousands)

Gross profit - consolidated	$1,013,069	$595,365	$417,704	70.2%
Gross profit - exisiting markets	619,692	543,476	76,216	14.0%

Gross margin - consolidated	24.5%	23.7%	N/A	0.8%
Gross margin - exisiting markets	24.6%	23.7%	N/A	0.9%

1 Percentage changes for dollar amounts represents the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points

Our existing market gross profit increased $76.2 million, or 14.0%, to $619.7 million in 2016, and gross profit within our acquired markets was $393.4 million for the same period. Our overall gross margins improved to 24.5% in 2016, due to a favorable shift in sales mix to residential products. Gross margins within our existing markets for 2016 increased to 24.6%.

During 2016, we experienced an increase in the gross margins within our residential and non-residential product groups due to reduction in our net product costs which was greater than the decline in our average selling prices. In addition during 2016, we experienced an overall increase in the gross margins over the prior year due to a shift in sales mix to higher-margin residential products.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expense) compared to our warehouse sales, represented 15.8% and 16.3% of our net sales in 2016 and 2015, respectively. We believe variations in direct sales activity to be primarily caused by short-term factors such as local market conditions, weather conditions and storm activity. None of these variations were driven by material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expense

Operating expense for consolidated and existing markets was as follows:

	Year Ended September 30,		Change[1]
	2016	2015	$	%
	(Dollars in thousands)

Operating expense - consolidated	$808,085	$478,284	$329,801	69.0%
Operating expense - exisiting markets	455,666	426,431	29,235	6.9%

Operating expense as a % of net sales - consolidated	19.6%	19.0%	N/A	0.6%
Operating expense as a % of net sales - existing markets	18.1%	18.6%	N/A	-0.5%

1 Percentage changes for dollar amounts represents the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points

Operating expense in our existing markets increased by $29.2 million, or 6.9% in 2016, to $455.7 million, as compared to $426.4 million in 2015, while operating expense within our acquired markets was $352.4 million in 2016. The following factors were the leading causes of the increased operating expense in our existing markets:

•	an increase in payroll and employee benefits costs of $28.3 million due to an increase in variable incentive and volume-related compensation; and

•	an increase in stock-based compensation of $4.3 million

partially offset by:

•	a decrease in general and administrative, selling, warehouse and other expenses of $4.1 million

During 2016 and 2015, we recorded amortization expense related to the intangible assets recorded under purchase accounting within our existing markets of $10.8 million and $12.2 million, respectively. Our existing markets operating expense as a percentage of the related net sales in 2016 was 17.7%, compared to 18.6% in 2015.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $58.5 million in 2016, as compared to $11.0 million in 2015. The primary driver of the increase is the additional interest expense incurred related to acquisitions completed during 2016.

Income Taxes

Income tax expense was $56.6 million in 2016, compared to $43.8 million in 2015. The increase in expense was primarily due to an increase in pre-tax income. The effective tax rate decreased from 41.3% in 2015 to 38.6% in 2016, a change was primarily driven by non-deductible professional fees incurred in 2015 related to the RSG acquisition and favorable tax adjustment items in 2016.

2015 vs. 2014

The following table presents a summary of our results of operations for the periods presented, broken down by existing markets and acquired markets:

	Existing Markets		Acquired Markets		Consolidated
	Year Ended September 30,
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)

Net sales	$2,429,511	$2,326,312	$85,658	$593	$2,515,169	$2,326,905

Gross profit	$570,439	$527,662	$24,926	$178	$595,365	$527,840
Gross margin	23.5%	22.7%	29.1%	30.0%	23.7%	22.7%

Operating expense (1)	$446,989	$428,747	$31,295	$230	$478,284	$428,977
Operating expense as a % of net sales	18.4%	18.4%	36.5%	38.8%	19.0%	18.4%

Operating income (loss)	$123,450	$98,914	$(6,369)	$(51)	$117,081	$98,863
Operating margin	5.1%	4.3%	-7.4%	-8.6%	4.7%	4.2%

(1)	During 2015 and 2014 we recorded amortization expense for our acquired markets related to intangible assets recorded under purchase accounting of $16.2 million ($4.5 from acquired markets) and $14.1 million (none from acquired markets). In addition, operating expense for 2015 included a non-recurring charge of $7.3 million ($7.0 million, net of taxes) for the recognition of certain charges related to the RSG acquisition.

Net Sales

Consolidated net sales increased $188.3 million, or 8.1%, to $2.52 billion in 2015 from $2.33 billion in 2014. Existing market sales increased $103.2 million, or 4.4% over the same comparative periods. We believe our 2015 existing market sales were influenced primarily by the following factors:

•	increased demand in our residential and complementary products groups;
•	increased selling prices in our complementary products group; and
•	6 new greenfields branches opened in 2015, combined with 26 additional greenfield branches opened in 2014;

partially offset by:

•	lower direct sales activity; and
•	lower residential roofing average selling prices.

Net sales within our acquired markets were $85.7 million in 2015, a significant increase from 2014 due to the sales impact from the acquisitions completed during 2014 and 2015. In 2015, we acquired a total of 8 branches, opened 6 new branches, and closed 4 branches. Closures were primarily a result of facility consolidations due to the acquisitions.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices in existing markets declined 1% in 2015 compared to 2014, driven primarily by declines in residential selling prices which were both down approximately 2-3% year-over-year. These declines were partially offset by continued increases in the average selling prices of complementary products, which increased approximately 2% to 3% year over year. Non-residential selling prices remained relatively flat (less than 1% movement). During the same period, net product costs of our residential roofing products decreased approximately 2% to 3%, non-residential product costs remained relatively flat (less than 1% movement) and complementary net product costs increased approximately 2%.

Existing markets net sales by geographical region increased (decreased) from 2014 to 2015 as follows: Northeast 7.2%; Mid-Atlantic 3.7%; Southeast 5.1%; Southwest (3.3%); Midwest 7.1%; West 14.1%; and Canada (0.2%). These variations were primarily caused by short-term factors such as local market conditions, weather conditions, storm activity, and foreign currency exchange rates.

 Product group sales for our existing markets were as follows:

	Year Ended September 30,
	2015		2014		Change
	Net Sales	%	Net Sales	%	$	%
	(Dollars in thousands)

Residential roofing products	$1,191,927	49.1%	$1,108,032	47.6%	$83,895	7.6%
Non-residential roofing products	879,785	36.2%	875,996	37.7%	3,789	0.4%
Complementary building products	357,799	14.7%	342,284	14.7%	15,515	4.5%
Total existing market sales	$2,429,511	100.0%	$2,326,312	100.0%	$103,199	4.4%

For 2015, our acquired markets recognized sales of $44.5 million, $3.2 million and $38.0 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The combination of our 2015 existing market sales of $2.43 billion million plus the sales from acquired markets of $85.7 million equals our total 2015 sales of $2.52 billion. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit and gross margin for consolidated and existing markets were as follows:

	Year Ended September 30,		Change[1]
	2015	2014	$	%
	(Dollars in thousands)

Gross profit - consolidated	$595,365	$527,840	$67,525	12.8%
Gross profit - exisiting markets	570,439	527,662	42,777	8.1%

Gross margin - consolidated	23.7%	22.7%	N/A	1.0%
Gross margin - exisiting markets	23.5%	22.7%	N/A	0.8%

1 Percentage changes for dollar amounts represents the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points

Our existing market gross profit increased $42.8 million, or 8.1%, to $570.4 million in 2015, and gross profit within our acquired markets was $24.9 million for the same period. Our overall gross margins improved to 23.7% in 2015, due to pricing increases across our complementary products as a result of increased demand and the impact of acquisitions in 2015, combined with a favorable shift in our sales mix during 2015 towards residential and complementary products, which generally have higher margins. Gross margins within our existing markets for 2015 increased to 23.5%.

During 2015, we experienced an increase in the gross margins within our residential and non-residential product group due to reduction in our net product costs which was greater than the decline in our average selling prices. In addition during 2015, we experienced an overall increase in the gross margins over the prior year due to a shift in sales mix to higher-margin residential products.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expense) compared to our warehouse sales, represented 16.4% and 18.2% of our net sales in 2015 and 2014, respectively. This decrease in the percentage of direct sales was primarily attributable to the lower mix of non-residential roofing product sales, as well as lower roofing sales to lumber yards and other building material suppliers, which are more commonly facilitated by direct shipment. None of these variations were driven by material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expense

Operating expense for consolidated and existing markets was as follows:

	Year Ended September 30,		Change[1]
	2015	2014	$	%
	(Dollars in thousands)

Operating expense - consolidated	$478,284	$428,977	$49,307	11.5%
Operating expense - exisiting markets	446,989	428,747	18,242	4.3%

Operating expense as a % of net sales - consolidated	19.0%	18.4%	N/A	0.6%
Operating expense as a % of net sales - existing markets	18.4%	18.4%	N/A	0.0%

1 Percentage changes for dollar amounts represents the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points

Operating expense in our existing markets increased by $18.2 million, or 4.3% in 2015, to $447.0 million, as compared to $428.7 million in 2014, while operating expense within our acquired markets was $31.3 million in 2015. The following factors were the leading causes of the increased operating expense in our existing markets:

•	6 new greenfield locations in 2015 and 26 new greenfield locations during 2014, driving incremental operating expense of $19.3 million year-over year;

partially offset by:

•	a decrease in bad debt expense of $1.5 million.

During 2015 and 2014, we recorded amortization expense related to the intangible assets recorded under purchase accounting within our existing markets of $11.6 million and $14.1 million, respectively. Our existing markets operating expense as a percentage of the related net sales was 18.4% in both 2015 and 2014.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $11.0 million in 2015, as compared to $10.1 million in 2014. The primary driver of the increase is the impact of the interest rate derivatives we used to manage cash flow risk exposure stemming from changes in interest rates over the comparative periods.

Income Taxes

Income tax expense was $43.8 million in 2015, compared to $34.9 million in 2014. The increase was primarily due to an increase in pre-tax income as well as an increase in our effective tax rate from 39.3% in 2014 to 41.3% in 2015. This increase was primarily driven by expense incurred in 2015 from non-deductible professional fees related to the RSG acquisition that closed on October 1, 2015.

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

We generally experience a slowing of our accounts receivable collections during our second quarter, mainly due to the inability of some of our customers to conduct their businesses effectively in inclement weather in certain areas. We continue to attempt to collect those receivables, which require payment under our standard terms. We do not provide material concessions to our customers during this quarter of the year.

We generally experience our peak working capital needs during the third quarter after we build our inventories following the winter season but before we begin collecting on most of our spring receivables.

Quarterly Financial Data

The following table sets forth unaudited quarterly data for 2016 and 2015 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

	2016				2015
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(Dollars in thousands)				(Dollars in thousands)

Net sales	$976,480	$823,537	$1,152,726	$1,174,366	$596,042	$413,184	$718,214	$787,729
% of year’s sales	23.7%	20.0%	27.9%	28.4%	23.7%	16.4%	28.6%	31.3%

Gross profit	$233,188	$195,764	$282,075	$302,042	$137,565	$96,773	$169,436	$191,591
% of year’s gross profit	23.0%	19.3%	27.8%	29.9%	23.1%	16.3%	28.5%	32.1%

Income (loss) from operations	$26,844	$3,883	$78,379	$95,878	$23,820	$(14,207)	$47,694	$59,774
% of year’s income from operations	13.1%	1.9%	38.2%	46.8%	20.3%	-12.1%	40.7%	51.1%

Net income (loss)	$7,118	$(5,719)	$41,126	$47,392	$12,906	$(9,785)	$28,349	$30,807

Net income (loss) per share - basic	$0.12	$(0.10)	$0.69	$0.79	$0.26	$(0.20)	$0.57	$0.62
Net income (loss) per share - diluted	$0.12	$(0.10)	$0.68	$0.78	$0.26	$(0.20)	$0.56	$0.61

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the economic inflation rate. In general, we have historically been successful in passing on price increases from our vendors to our customers in a timely manner. In both 2016 and 2015, we were able to offset selling price declines with lower product costs and favorable product mix, largely from greenfields implemented since 2013 and acquisitions made during both fiscal years. As result, we have recognized an increase in gross margin in each of the last two fiscal years.

Liquidity

Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business.

Our principal sources of liquidity as of September 30, 2016 were our cash and cash equivalents of $31.4 million and our available borrowings of $315.3 million under our asset based lending revolving credit facility.

Significant factors which could affect future liquidity include the following:

•	the adequacy of available bank lines of credit;

•	the ability to attract long-term capital with satisfactory terms;

•	cash flows generated from operating activities;

•	acquisitions; and

•	capital expenditures.

Our primary capital needs are for working capital obligations and other general corporate purposes, including acquisitions and capital expenditures. Our primary sources of working capital are cash from operations and cash equivalents supplemented by bank borrowings. In the past, we have financed larger acquisitions initially through increased bank borrowings and the issuance of common stock. We then repay any such borrowings with cash flows from operations. We have funded most of our capital expenditures with cash on hand or through increased bank borrowings, including equipment financing, and then have reduced those obligations with cash flows from operations.

We believe we have adequate current liquidity and availability of capital to fund our present operations, meet our commitments on our existing debt and fund anticipated growth, including expansion in existing and targeted market areas. We seek potential acquisitions from time to time and hold discussions with certain acquisition candidates. If suitable acquisition opportunities or working capital needs arise that require additional financing, we believe that our financial position and earnings history provide a sufficient base for obtaining additional financing resources at reasonable rates and terms. We may also issue additional shares of common or preferred stock to raise funds, which we last did in December 2005.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended September 30,
	2016	2015	2014

Net cash provided by operating activities	$120,648	$109,340	$55,497
Net cash used in investing activities	(1,042,621)	(104,714)	(37,316)
Net cash provided by (used in) financing activities	906,867	(12,707)	(9,798)
Effect of exchange rate changes on cash and equivalents	831	(730)	(938)
Net increase (decrease) in cash and cash equivalents	$(14,275)	$(8,811)	$7,445

Operating Activities

Our net cash provided by operating activities was $120.6 million in 2016, compared to $109.3 million provided by operating activities in 2015. Cash from operations increased $11.3 million due to an increase in net income after adjustments for non-cash items of $122.0 million, offset by a greater usage of working capital of $110.7 million.

Our net cash provided by operating activities was $109.3 million in 2015, compared to $55.5 million provided by operating activities in 2014. Cash from operations increased $53.9 million due to an increase in net income after adjustments for non-cash items of $28.2 million and an increase in net working capital of $25.7 million that was mainly driven by a decrease in inventories.

Investing Activities

Net cash used in investing activities was $1.04 billion in 2016, compared to $104.7 million used in investing activities in 2015. During 2016, we spent $1.02 billion on acquisitions. Capital expenditures were $26.3 million in 2016, compared to $20.8 million in 2015.

Net cash used in investing activities was $104.7 million in 2015, compared to $37.3 million used in investing activities in 2014. During 2015, we spent $85.3 million on acquisitions. Capital expenditures were $20.8 million in 2015, compared to $37.2 million in 2014.

Financing Activities

Net cash provided by financing activities was $906.9 million in 2016, compared to $12.7 million used in financing activities in 2015. The net increase of $919.6 million was primarily due to the new financing agreements that we entered into as a result of the RSG acquisition offset by repayments and payment of deferred financing costs. In addition, proceeds from the issuance of common stock increased by $16.6 million to $24.2 million in 2016, as compared to $7.9 million in 2015.

Net cash used in financing activities was $12.7 million in 2015, compared to $9.8 million used in financing activities in 2014. The net variance of $2.9 million was primarily due to repayments under our revolving lines of credit and equipment financing facilities of $66.3 million, offset by an additional $63.1 million of borrowings under our revolving lines of credit.

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

We still pursue collection of amounts written off in certain circumstances and credit the allowance for any subsequent recoveries. Over the past three fiscal years, bad debt expense has been, on average, 0.07% of net sales. The continued limitation of bad debt expense is primarily attributed to the continued strengthening of the economy and credit environment.

Commitments

At September 30, 2016, contractual obligations were as follows (in thousands):

	Payments Due by Period
	Total	< 1 year	1-3 Years	3 - 5 Years	> 5 Years
Senior Secured Credit Facility	$812,299	$4,500	$9,000	$375,799	$423,000
Senior Notes	300,000	-	-	-	300,000
Equipment financing	43,025	10,311	19,215	13,327	172
Operating leases	188,380	51,501	70,300	40,308	26,271
Interest (1)	249,631	44,593	81,188	70,982	52,868
Total	$1,593,355	$110,905	$179,703	$500,416	$802,311

(1)	Interest payments reflect all currently scheduled amounts along with projected amounts to be paid under the Senior Secured Credit Facility as calculated using the current LIBOR rate at September 30, 2016 for all future periods.

Capital Resources

We currently have the following credit facilities:

•	an asset-based revolving line of credit facility in the United States;

•	an asset-based revolving line of credit facility in Canada;

•	a term loan facility; and

•	Senior notes

In connection with the RSG acquisition on October 1, 2015, we entered into various financing arrangements totaling $1.45 billion. These arrangements allowed us to refinance our existing debt and substantially pay off all the RSG debt at closing. Prior to the RSG acquisition, we had a credit facility with a syndicate of commercial banks that included a revolver and a long term note. As of the date of the RSG acquisition, approximately $185.6 million was outstanding on the long-term note payable and approximately $11.2 million was outstanding under the revolver.

We entered into a “Senior Secured Credit Facility”, comprised of an asset-based revolving line of credit facility (“ABL” or “ABL Facility”) of $700.0 million ($350.0 million of which was drawn at closing) and a new $450.0 million term loan facility (“Term Loan” or “Term Loan Facility”). We also issued $300.0 million of Senior Notes.

Asset-based Line of Credit Facility (“ABL Facility”)

On October 1, 2015, we entered into a $700.0 million ABL Facility with Wells Fargo Bank, N.A. and a syndicate of other lenders. This ABL Facility consists of revolving loans in both the United States (“U.S. Revolver”) in the amount of $670.0 million and Canada (“Canada Revolver”) in the amount of $30.0 million. The ABL Facility has a maturity date of October 1, 2020.

The U.S. Revolver has various tranches of borrowings, bearing interest at rates ranging from 2.02% to 4.00%. The effective rate of these borrowings is 2.90% and is paid monthly. As of September 30, 2016, the outstanding balance on the U.S. Revolver and Canada Revolvers, net of debt issuance fees, was $359.7 million. The U.S. Revolver also has outstanding standby letters of credit in the amount of $12.8 million as of September 30, 2016. Current unused commitment fees on the revolving credit facilities are 0.25% per annum.

There is one financial covenant under the ABL Facility, which is a Consolidated Fixed Charge Ratio. As defined in the ABL Facility, the Consolidated Fixed Charge Ratio must be at least minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis. The covenant is only applicable when the borrowing availability is less than 10% of the maximum loan cap or $60.0 million.

The ABL Facility is guaranteed jointly and severally and fully and unconditionally by our active United States subsidiary.

Term Loan

On October 1, 2015, we entered into a $450.0 million Term Loan Facility with Citibank N.A., and a syndicate of other lenders. The Term Loan requires quarterly principal payments in the amount of $1.1 million, with the remaining outstanding principal to be paid on its maturity date of October 1, 2022. The interest rate paid is based on a LIBOR rate (with a floor) plus a fixed spread. We have the option of selecting a LIBOR period that determines the rate at which interest can accrue on the Term Loan as well as the period in which interest payments are made. On September 16, 2016, we refinanced our Term Loan and lowered the LIBOR floor by 25 basis points and lowered the spread by 25 basis points. As a result of the refinancing we wrote off $1.6 million of debt issuance costs in interest expense. As of September 30, 2016 the outstanding balance on the Term Loan, net of debt issuance fees, was $436.4 million.

The Term Loan is guaranteed jointly and severally and fully and unconditionally by our active United States subsidiary.

Senior Notes

We also raised $300.0 million in Senior Notes, which mature on October 1, 2023. These notes bear interest at the rate of 6.38% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2016. There are early payment provisions in the Senior Note indenture in which we would be subject to “make whole” provisions. Management anticipates repaying the notes at the maturity date of October 1, 2023. As of September 30, 2016 the outstanding balance on the Senior Notes, net of debt issuance fees, was $291.0 million.

The Senior Notes are guaranteed jointly and severally and fully and unconditionally by active United States subsidiary.

Equipment Financing Facilities and Other Financing Arrangements

As of September 30, 2016, there was a total of $20.4 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 3.25% and payments due through September 2021.

We have capital leases in the amount of $25.0 million outstanding as of September 30, 2016. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with U.S. GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	Inventories
•	Business Combinations
•	Goodwill and Intangible Assets
•	Evaluation of Long-Lived Assets
•	Income Taxes

Inventories

Inventories, consisting substantially of finished goods, are valued at the lower of cost or market (net realizable value). Cost is determined using the moving weighted-average cost method.

Our arrangements with vendors typically provide for rebates after we make a special purchase and/or monthly, quarterly and/or annual rebates of a specified amount of consideration payable when a number of measures have been achieved. Annual rebates are generally related to a specified cumulative level of purchases on a calendar-year basis. We account for such rebates as a reduction of the inventory value until the product is sold, at which time such rebates reduce cost of sales in the consolidated statements of operations. Throughout the year, we estimate the amount of the periodic rebates based upon the expected level of purchases. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels. Amounts due from vendors under these arrangements are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets.

Business Combinations

We record acquisitions resulting in the consolidation of a business using the acquisition method of accounting. Under this method, we record the assets acquired, including intangible assets that can be identified and named, and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price in excess of the fair value of the assets acquired and liabilities assumed is recorded as goodwill. Various assumptions are used in the determination of these estimated fair values. Including items such sales growth rates, cost synergies, customer attrition rates, discount rates, and other prospective financial information. We believe these estimates are based on reasonable assumptions, however they are inherently uncertain and unpredictable, therefore actual results may differ. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Transaction costs associated with acquisitions are expensed as incurred.

Goodwill and Indefinite-Lived Intangibles

On an annual basis and at interim periods when circumstances require, we test the recoverability of its goodwill and indefinite-lived intangible assets. Examples of such indicators include a significant change in the business climate, unexpected competition, loss of key personnel or a decline in our market capitalization below net book value.

We perform impairment assessments at the reporting unit level, which is defined as an operating segment or one level below an operating segment, also known as a component. We currently have five components which we evaluate for aggregation by examining the distribution methods, sales mix, and operating results of each component to determine if these characteristics will be sustained over a long-term basis. For purposes of this evaluation, we expect components to exhibit similar economic characteristics 3-5 years after events such as an acquisition within our core roofing business or management/business restructuring. Components that exhibit similar economic characteristics are subsequently aggregated into a single reporting unit. Based on our most recent impairment assessment performed as of August 31, 2016, it was determined that all components exhibited similar economic characteristics, and therefore should be aggregated into a single reporting unit (collectively the “Reporting Unit”).

To test for the recoverability of goodwill and indefinite-lived intangible assets, we first perform a qualitative assessment based on economic, industry and company-specific factors for all or selected reporting units to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill or indefinite-lived intangible asset is impaired. Based on the results of the qualitative assessment, two additional steps in the impairment assessment may be required. The first step would require a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss on a relative fair value basis, if any.

Based on our most recent impairment assessment performed as of August 31, 2016, we concluded that there were no indicators of impairment, and that it was more likely than not that the fair value of the goodwill and indefinite-lived intangible assets exceeded their net carrying amount, therefore the quantitative two-step impairment test was not required. This conclusion is consistent with the fact that sales increased from the prior year by 59%. In addition, gross profit increased by 63% compared to the prior year. The increase in gross profit reflects a favorable shift in our sales mix in 2016 towards residential and complementary products and a reduction in our net product costs that was greater than the decline in our average selling prices. Additionally, the gross profit was positively impacted by multiple acquisitions in fiscal year 2016. Our total market capitalization exceeded carrying value by approximately 48% as of August 31, 2016. This compares to 206% and 173% for that same measure as of August 31, 2015 and 2014, respectively. We did not identify and macroeconomic, industry conditions or cost-related factors that would indicate it is more likely than not that the fair value of the reporting unit was less than its carrying value.

Evaluation of Long-Lived Assets

We amortize our identifiable intangible assets, currently consisting of non-compete agreements and customer relationships because these assets have finite lives. Non-compete agreements are amortized on a straight-line basis over the terms of the associated contractual agreements; customer relationship assets are amortized on an accelerated basis based on the expected cash flows generated by the existing customers; and deferred financing costs are amortized over the lives of the associated financings using the effective interest method. Amortizable intangible assets are tested for impairment, when deemed necessary, based on undiscounted cash flows and, if impaired, are written down to fair value based on either discounted cash flows or appraised values.

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

Interest Rate Risk

Our interest rate risk relates primarily to the variable-rate borrowings under our Senior Secured Credit Facility. The following discussion of our interest rate is based on a 10% change in interest rates. These changes are hypothetical scenarios used to calibrate potential risk and do not represent our view of future market changes. As the hypothetical figures discussed below indicate, changes in fair value based on the assumed change in rates generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

As of September 30, 2016, net of debt issuance fees, we had $359.7 million and $436.4 million of revolver borrowings and outstanding term loans, respectively, under our Secured Senior Credit Facility, $291.0 million outstanding under our Senior Notes and $45.4 million outstanding under our equipment financing facilities. Borrowings under our Senior Secured Credit facility incur interest on a floating rate basis while borrowings under our Senior Notes and equipment lease facilities incur interest on a fixed rate basis.

As of September 30, 2016, our weighted-average effective interest rate was 2.3% on our Senior Secured Credit Facility and Senior Notes, compared to 3.4% as of September 30, 2015. As of September 30, 2016, the financial impact of a hypothetical 10% interest rate fluctuation in effect at that date would be immaterial.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate fluctuations for net sales generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 4% of our net sales in 2016 were derived from sales to customers in Canada. This business is primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect net sales, net income and cash flows. A 10% fluctuation of foreign currency exchange rates would not have a material impact on our results of operations or cash flows, therefore we currently do not enter into financial instruments to manage this minimal foreign currency exchange risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEACON ROOFING SUPPLY, INC.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Beacon Roofing Supply, Inc.

We have audited the accompanying consolidated balance sheets of Beacon Roofing Supply, Inc. (the Company) as of September 30, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon Roofing Supply, Inc. at September 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Beacon Roofing Supply, Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 22, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

November 22, 2016

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$31,386	$45,661
Accounts receivable, less allowance of $14,812 and $6,298 as of September 30, 2016 and 2015, respectively	626,965	399,732
Inventories, net	480,736	320,999
Prepaid expenses and other current assets	163,103	97,928
Total current assets	1,302,190	864,320

Property and equipment, net	148,569	90,405
Goodwill	1,197,565	496,415
Intangibles, net	464,024	87,055
Other assets, net	1,511	1,233

Total Assets	$3,113,859	$1,539,428

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$360,915	$244,891
Accrued expenses	161,113	124,794
Borrowings under revolving lines of credit	-	11,240
Current portions of long-term debt	14,811	16,320
Total current liabilities	536,839	397,245

Borrowings under revolving lines of credit, net	359,661	-
Long-term debt, net	722,929	170,200
Deferred income taxes, net	135,482	66,500
Long-term obligations under equipment financing and other, net	35,121	22,367
Total liabilities	1,790,032	656,312

Commitments and contingencies

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 59,890,885 issued and outstanding as of September 30, 2016 and 49,790,743 issued and outstanding at September 30, 2015	598	497
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-
Additional paid-in capital	694,564	345,934
Retained earnings	647,322	557,405
Accumulated other comprehensive loss	(18,657)	(20,720)
Total stockholders' equity	1,323,827	883,116

Total Liabilities and Stockholders' Equity	$3,113,859	$1,539,428

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended September 30,
	2016	2015	2014
Net sales	$4,127,109	$2,515,169	$2,326,905
Cost of products sold	3,114,040	1,919,804	1,799,065
Gross profit	1,013,069	595,365	527,840
Operating expense	808,085	478,284	428,977
Income from operations	204,984	117,081	98,863
Interest expense, financing costs, and other	58,452	11,037	10,095
Income before provision for income taxes	146,532	106,044	88,768
Provision for income taxes	56,615	43,767	34,922
Net income	$89,917	$62,277	$53,846

Weighted-average common stock outstanding:
Basic	59,424,372	49,578,130	49,227,466
Diluted	60,418,067	50,173,478	49,947,699

Net income per share:
Basic	$1.51	$1.26	$1.09
Diluted	$1.49	$1.24	$1.08

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended September 30,
	2016	2015	2014

Net income	$89,917	$62,277	$53,846
Other comprehensive income (loss):
Foreign currency translation adjustment	1,024	(14,003)	(7,175)
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	-	(138)	972
Total other comprehensive income (loss)	1,024	(14,141)	(6,203)
Comprehensive income	$90,941	$48,136	$47,643

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance as of September 30, 2013	48,898,622	$488	$312,962	$441,282	$(376)	$754,356
Issuance of common stock upon exercise of stock options or RSU release, net of shares withheld for taxes	494,152	5	7,675	-	-	7,680
Stock-based compensation	-	-	7,422	-	-	7,422
Other comprehensive income	-	-	-	-	(6,203)	(6,203)
Net income	-	-	-	53,846	-	53,846
Balance as of September 30, 2014	49,392,774	$493	$328,059	$495,128	$(6,579)	$817,101
Issuance of common stock upon exercise of stock options or RSU release, net of shares withheld for taxes	397,969	4	7,939	-	-	7,943
Stock-based compensation	-	-	9,936	-	-	9,936
Other comprehensive income	-	-	-	-	(14,141)	(14,141)
Net income	-	-	-	62,277	-	62,277
Balance as of September 30, 2015	49,790,743	$497	$345,934	$557,405	$(20,720)	$883,116
Issuance of common stock, net of shares withheld for taxes	1,061,134	11	24,147	-	-	24,158
Issuance of common stock in connection with RSG acquisition	9,039,008	90	306,734	-	-	306,824
Stock-based compensation	-	-	17,749	-	-	17,749
Other comprehensive income	-	-	-	-	2,063	2,063
Net income	-	-	-	89,917	-	89,917
Balance as of September 30, 2016	59,890,885	$598	$694,564	$647,322	$(18,657)	$1,323,827

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended September 30,
	2016	2015	2014

Operating Activities
Net income	$89,917	$62,277	$53,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,191	34,862	30,294
Stock-based compensation	17,749	9,936	7,422
Certain interest expense and other financing costs	8,329	(1,450)	816
Gain on sale of fixed assets	(1,882)	(1,107)	(1,323)
Deferred income taxes	25,200	17,634	3,078
Other, net	-	263	129
Changes in operating assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(30,408)	(33,251)	(32,984)
Inventories	43,489	(9,203)	(50,846)
Prepaid expenses and other assets	(12,841)	(17,119)	(4,790)
Accounts payable and accrued expenses	(119,096)	46,498	49,855
Net cash provided by operating activities	120,648	109,340	55,497

Investing Activities
Purchases of property and equipment	(26,315)	(20,802)	(37,239)
Acquisition of businesses, net	(1,018,188)	(85,301)	(1,514)
Proceeds from the sale of assets	1,882	1,389	1,437
Net cash used in investing activities	(1,042,621)	(104,714)	(37,316)

Financing Activities
Borrowings under revolving lines of credit	1,892,459	560,634	497,500
Repayments under revolving lines of credit	(1,541,532)	(566,007)	(525,126)
Borrowings under term loan	490,793	-	-
Repayments under term loan	(230,918)	(11,250)	(11,250)
Borrowings under equipment financing facilities and other	-	-	25,377
Repayments under equipment financing facilities and other	(4,724)	(5,553)	(5,009)
Borrowings under Senior Notes	300,000	-	-
Payment of deferred financing costs	(28,325)	-	-
Proceeds from issuance of common stock	24,160	7,943	7,680
Taxes paid related to net share settelement of equity awards	(2)	-	-
Excess tax benefit from stock-based compensation	4,956	1,526	1,030
Net cash provided by (used in) financing activities	906,867	(12,707)	(9,798)

Effect of exchange rate changes on cash and cash equivalents	831	(730)	(938)

Net increase (decrease) in cash and cash equivalents	(14,275)	(8,811)	7,445
Cash and cash equivalents, beginning of period	45,661	54,472	47,027
Cash and cash equivalents, end of period	$31,386	$45,661	$54,472

Supplemental cash flow information
Cash paid during the period for:
Interest	$57,934	$8,276	$9,312
Income taxes, net of tax refunds	14,425	23,198	23,478

During the period, the Company issued Common Stock with a value of $302 million and replacement awards with a value of $5 million in connection with the acquisition of Roofing Supply Group, LLC., which are accounted for as a non-cash investing activity.

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts or otherwise indicated)

1. Company Overview

Business

Beacon Roofing Supply, Inc. (the “Company”) was incorporated in the state of Delaware on August 22, 1997 and is a leading distributor of residential and non-residential roofing materials and other complementary building materials. The Company operates its business under regional and local trade names and services customers in 46 states within the United States and 6 provinces in Canada. The Company’s current material subsidiaries are Beacon Sales Acquisition, Inc., Beacon Canada, Inc. and Beacon Roofing Supply Canada Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Significant items subject to such estimates include inventories, purchase price allocations, recoverability of goodwill and intangibles, and income taxes. Actual amounts could differ from those estimates.

Fiscal Year

The fiscal years presented are the years ended September 30, 2016 (“2016”), September 30, 2015 (“2015”), and September 30, 2014 (“2014”). Each of the Company’s first three quarters ends on the last day of the calendar month.

Segment Information

Operating segments are defined as components of a business that can earn revenue and incur expenses for which discrete financial information is evaluated on a regular basis by the chief operating decision maker (“CODM”) in order to decide how to allocate resources and assess performance. The Company’s CODM, the Chief Executive Officer, reviews consolidated results of operations to make decisions, therefore the Company views its operations and manages its business as one operating segment.

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

Accounts Receivable

Accounts receivables are derived from unpaid invoiced amounts and are recorded at their net realizable value. Each month the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. The allowance for doubtful accounts represents the Company’s estimate of credit exposure for each customer. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s accounts receivable are primarily from customers in the building industry located in the United States and Canada, and no single customer represented at least 10% of the Company’s revenue during the year ended September 30, 2016, or accounts receivable as of September 30, 2016.

Concentrations of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains the majority of its cash and cash equivalents with one financial institution, which management believes to be financially sound and with minimal credit risk. The Company’s deposits periodically exceed amounts guaranteed by the Federal Deposit Insurance Corporation.

Inventories

Inventories, consisting substantially of finished goods, are valued at the lower of cost or market (net realizable value). Cost is determined using the moving weighted-average cost method.

The Company’s arrangements with vendors typically provide for rebates after it makes a special purchase and/or monthly, quarterly and/or annual rebates of a specified amount of consideration payable when a number of measures have been achieved. Annual rebates are generally related to a specified cumulative level of purchases on a calendar-year basis. The Company accounts for such rebates as a reduction of the inventory value until the product is sold, at which time such rebates reduce cost of sales in the consolidated statements of operations. Throughout the year, the Company estimates the amount of the periodic rebates based upon the expected level of purchases. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels. Amounts due from vendors under these arrangements are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment acquired in connection with acquisitions are recorded at fair value as of the date of the acquisition and depreciated utilizing the straight-line method over the estimated remaining lives. All other additions are recorded at cost, and depreciation is computed using the straight-line method. The Company reviews the estimated useful lives of its fixed assets on an ongoing basis and the following table summarizes the estimates currently used:

Asset Class	Estimated Useful Life
Buildings and improvements	40 years
Equipment	3 to 7 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of the estimated useful life or the term of the lease, considering renewal options expected to be exercised.

Business Combinations

The Company records acquisitions resulting in the consolidation of a business using the acquisition method of accounting. Under this method, the acquiring Company records the assets acquired, including intangible assets that can be identified and named, and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price in excess of the fair value of the assets acquired and liabilities assumed is recorded as goodwill. Various assumptions are used in the determination of these estimated fair values. Including items such sales growth rates, cost synergies, customer attrition rates, discount rates, and other prospective financial information. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Transaction costs associated with acquisitions are expensed as incurred.

Goodwill and Intangibles

On an annual basis and at interim periods when circumstances require, the Company tests the recoverability of its goodwill and indefinite-lived intangible assets. Examples of such indicators include a significant change in the business climate, unexpected competition, loss of key personnel or a decline in the Company’s market capitalization below the Company’s net book value.

The Company performs impairment assessments at the reporting unit level, which is defined as an operating segment or one level below an operating segment, also known as a component. The Company currently has five components which it evaluates for aggregation by examining the distribution methods, sales mix, and operating results of each component to determine if these characteristics will be sustained over a long-term basis. For purposes of this evaluation, the Company expects its components to exhibit similar economic characteristics 3-5 years after events such as an acquisition within the Company’s core roofing business or management/business restructuring. Components that exhibit similar economic characteristics are subsequently aggregated into a single reporting unit. Based on the Company’s most recent impairment assessment performed as of August 31, 2016, it was determined that all of the Company’s components exhibited similar economic characteristics, and therefore should be aggregated into a single reporting unit (collectively the “Reporting Unit”).

To test for the recoverability of goodwill and indefinite-lived intangible assets, the Company first performs a qualitative assessment based on economic, industry and company-specific factors for all or selected reporting units to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill or indefinite-lived intangible asset is impaired. Based on the results of the qualitative assessment, two additional steps in the impairment assessment may be required. The first step would require a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss on a relative fair value basis, if any.

Based on the Company’s most recent qualitative impairment assessment performed as of August 31, 2016, the Company concluded that there were no indicators of impairment, and that therefore it was more likely than not that the fair value of the goodwill and indefinite-lived intangible assets exceeded their net carrying amount, therefore the quantitative two-step impairment test was not required.

The Company amortizes certain identifiable intangible assets, currently consisting of non-compete agreements and customer relationships because these assets have finite lives. Non-compete agreements are amortized on a straight-line basis over the terms of the associated contractual agreements; customer relationship assets are amortized on an accelerated basis based on the expected cash flows generated by the existing customers; and deferred financing costs are amortized over the lives of the associated financings using the effective interest method. Amortizable intangible assets are tested for impairment, when deemed necessary, based on undiscounted cash flows and, if impaired, are written down to fair value based on either discounted cash flows or appraised values.

Evaluation of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Fair Value Measurement

The Company applies fair value accounting for all financial assets and liabilities that are reported at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance establishes a defined three-tier hierarchy to classify and disclose the fair value of assets and liabilities on both the date of their initial measurement as well as all subsequent periods. The hierarchy prioritizes the inputs used to measure fair value by the lowest level of input that is available and significant to the fair value measurement. The three levels are described as follows:

•	Level 1: Observable inputs. Quoted prices in active markets for identical assets and liabilities;

•	Level 2: Observable inputs other than the quoted price. Includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets and amounts derived from valuation models where all significant inputs are observable in active markets; and

•	Level 3: Unobservable inputs. Includes amounts derived from valuation models where one or more significant inputs are unobservable and require the Company to develop relevant assumptions.

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification as of each reporting period.

Financial Derivatives

The Company has entered into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-rate and floating-rate debt. The swap agreements are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The Company's derivative instruments are designated as cash flow hedges, for which the Company records the effective portions of changes in their fair value, net of tax, in other comprehensive income. The Company recognizes any ineffective portion of the hedges in the consolidated statement of operations through interest expense, financing costs and other.

Net Sales

The Company recognizes revenue (net sales on the consolidated statement of operations) when the following four basic criteria are met:

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

Leases

The Company leases the majority of its facilities and enters into various other operating lease agreements in conducting its business. At the inception of each lease, the Company evaluates the lease agreement to determine whether the lease is an operating or capital lease. Operating lease expenses are recognized in the statements of operations on a straight-line basis over the term of the related lease. Some of the Company’s lease agreements may contain renewal options, tenant improvement allowances, rent holidays or rent escalation clauses. When such items are included in a lease agreement, the Company records a deferred rent asset or liability on the consolidated balance sheets equal to the difference between the rent expense and cash rent payments.

The cost of property and equipment acquired under capital lease arrangements represents the lesser of the present value of the minimum lease payments or the fair value of the leased asset as of the inception of the lease.

Stock-Based Compensation

The Company applies the fair value method to recognize compensation expense for stock-based awards. Using this method, the estimated grant-date fair value of the award is recognized on a straight-line basis over the requisite service period based on the portion of the award that is expected to vest. The Company estimates forfeitures at the time of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For awards with a performance-based vesting condition, the Company accrues stock-based compensation expense if it is probable that the performance condition will be achieved.

Stock-based compensation expense for restricted stock units is measured based on the fair value of the Company’s common stock on the grant date. The Company utilizes the Black-Scholes option pricing model to estimate the grant-date fair value of option awards. The exercise price of option awards is set to equal the estimated fair value of the common stock at the date of the grant. The following weighted-average assumptions are also used to calculate the estimated fair value of option awards:

•	Expected volatility: The expected volatility of the Company’s shares is estimated using the historical stock price volatility over the most recent period commensurate with the estimated expected term of the awards.

•	Expected term: For employee stock option awards, the Company determines the weighted average expected term equal to the weighted period between the vesting period and the contract life of all outstanding options.

•	Dividend yield: The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero.

•	Risk-free interest rate: The Company bases the risk-free interest rate on the implied yield available on a U.S. Treasury note with a term equal to the estimated expected term of the awards.

Foreign Currency Translation

The Company’s operations located outside of the United States where the local currency is the functional currency are translated into U.S. dollars using the current rate method. Results of operations are translated at the average rate of exchange for the period. Assets and liabilities are translated at the closing rates on the period end date. Gains and losses on translation of these accounts are accumulated and reported as a separate component of equity and other comprehensive income (loss). Gains and losses on foreign currency transactions are recognized in the consolidated statements of operations as a component of interest expense, financing costs, and other.

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

Net Income per Share

The Company’s basic net income per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

The Company’s diluted net income per share is calculated by giving effect to all potentially dilutive common stock equivalents when determining the weighted-average number of common shares outstanding. For purposes of the dilutive net income per share calculation, common shares issuable upon the exercise of stock options or release of restricted stock units are considered to be common stock equivalents.

Recent Accounting Pronouncements- Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the required presentation for debt discounts. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early adoption is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. The Company elected to early adopt this new guidance effective October 1, 2015. The adoption of this standard changed the Company’s previous practice of presenting debt issuance costs as an asset and resulted in the reduction of total assets and total liabilities in an amount equal to the balance of unamortized debt issuance costs at each balance sheet date presented. Debt issuance costs that are now presented as a direct reduction from the carrying amount of the associated debt liability amounted to $25.2 million, $4.2 million, and $2.5 million as of September 30, 2016, 2015, and 2014, respectively.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” This guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments related to business combinations. It requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. In addition, the portion of the adjustment recorded in the current period that would have been recognized in prior periods had the adjustment been identified at that time must be presented, by line item, either on the face of the income statement or in the accompanying notes. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company elected to early adopt this new guidance effective January 1, 2016 and the impact on the financial statements through the year ended September 30, 2016 was immaterial.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This guidance requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is permitted. Entities are permitted to apply this guidance either prospectively or retrospectively. The Company adopted the guidance as of March 31, 2016 and applied it retrospectively to all prior periods. As a result, the Company reclassified its current deferred tax balances of $2.3 million to non-current deferred taxes as of September 30, 2015.

Recent Accounting Pronouncements- Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for public business entities for fiscal years beginning on or after January 1, 2018, and early adoption is permitted for annual periods beginning after December 31, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not selected a transition method and is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory” This guidance applies to inventory valued at first-in, first-out (FIFO) or average cost and requires inventory to be measured at the lower of cost and net realizable value, rather than at the lower of cost or market. ASU 2015-11 is effective on a prospective basis for annual periods, including interim reporting periods within those periods, beginning after December 15, 2016. The Company reports inventory on an average-cost basis and thus will be required to adopt the standard. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The ASU will replace most existing accounting for lease guidance when it becomes effective. This guidance is effective for the Company beginning on October 1, 2019 and early adoption is permitted. The standard must be adopted using the modified retrospective approach. The standard will require the Company to record a right to use asset and a lease liability for most of the Company’s leases including the Company’s leases currently treated as operating leases. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The provisions of this standard are effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. The provisions of this standard contain specific transition guidance for each amendment. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments”. This ASU is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. The provisions of this standard are effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

3. Acquisitions

Roofing Supply Group

On October 1, 2015, the Company acquired 100% of the equity of Roofing Supply Group, LLC ("RSG”), a leading roofing products distributor owned by investment firm Clayton, Dubilier & Rice ("CD&R"). RSG’s results of operations have been included with Company’s consolidated results beginning October 1, 2015. RSG distributed roofing supplies and related materials from 85 locations across 25 states as of the date of the close.

Total consideration paid for RSG was approximately $1.17 billion, out of which $288.2 million was in cash, $306.8 million of Company’s common stock and option replacement awards, and $574.4 million in refinancing of RSG’s indebtedness. The RSG long-term debt was repaid simultaneously with the proceeds of a new ABL Revolver, Term Loan and Senior Notes (see Note 8).

In connection with the RSG Acquisition, the Company was required to issue equity awards to certain RSG employees in replacement of RSG equity awards that were cancelled at closing. The replacement awards consisted of options to purchase 661,349 shares of the Company’s common stock. The terms and fair value of these awards approximated the cancelled RSG awards on the issuance date. The fair value of the replacement awards associated with services rendered through the date of the RSG Acquisition was recognized as a component of the total acquisition consideration, and the remaining fair value of the replaced awards associated with post RSG Acquisition services will be recognized as an expense on a straight-line basis over the remaining service period.

The RSG Acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805 Business Combinations. The acquisition price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of RSG. These come from the synergies that are obtained in operating the branches as part of a larger network, and from an experienced employee base skilled at managing a distribution business. The Company has finalized the acquisition accounting entries for the RSG Acquisition, detailed as follows (in thousands):

Cash	$16,451
Accounts receivable	177,251
Inventory	179,651
Other current assets	50,000
Property, plant, and equipment	55,159
Other intangible assets	382,600
Goodwill	617,477
Current liabilities	(252,190)
Non-current liabilities	(56,949)
Total purchase price	$1,169,450

RSG’s future growth attributable to new customers, geographic market presence and assembled workforce are additional assets that are not separable and which contributed to recorded goodwill, of which $86.1 million is tax deductible as of the October 1, 2015 RSG acquisition date. All of the Company’s goodwill plus the indefinite-lived trade name are tested for impairment annually, and all acquired goodwill and intangible assets are subject to review for impairment should future indicators of impairment develop. The fair value of accounts receivables acquired is $177.3 million, with the gross contractual amount being $185.9 million.

Net sales and net loss from the RSG Acquisition included in the Company’s statements of operations for the year ended September 30, 2016 was $1.4 billion and $10.3 million, respectively. The following table represents the unaudited pro forma consolidated revenue and net income (loss) for the Company for the prior periods indicated (in thousands, except per share amount):

Year Ended September 30, 2015
(unaudited)
Net sales	$3,707,629
Net income	13,051
Net income per share	0.22

The above pro forma results have been calculated by combining the historical results of the Company and RSG as if it had occurred on October 1, 2014, and adjusting the income tax provision as if it had been calculated on the combined results. The pro forma results include an estimate for all periods for intangible asset amortization (subject to change when the final asset values have been determined), stock compensation expense, interest expense, and also reflect $58.2 million of direct acquisition costs in fiscal 2015 instead of in 2016, however they do not include the impact of any cost synergies realized as a result of the acquisition. No other material pro forma adjustments to the 2015 acquisitions were deemed necessary to conform with the Company’s accounting policies. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on October 1, 2014 or that may be achieved in the future.

Other Acquisitions

During the year ended September 30, 2016, the Company acquired 42 branches from the following seven additional acquisitions:

•	On December 1, 2015, the Company purchased certain assets of RCI Roofing Supply, a distributor of residential and commercial roofing and related products with 5 branches operating in Nebraska, Iowa and Colorado with annual sales of approximately $23 million.

•	On December 18, 2015, the Company acquired 100% of the equity interests of Roofing and Insulation Supply, a distributor primarily of residential and commercial insulation along with roofing and related products with 20 branches spanning 13 states operating across New England, the Mid-Atlantic, the Southeast, the Upper Midwest, Texas and Colorado with annual sales of approximately $70 million.

•	On December 29, 2015, the Company purchased certain assets of Statewide Wholesale, a distributor of residential and commercial roofing and related products with 1 branch located in Denver, Colorado with annual sales of approximately $15 million.

•	On April 1, 2016, the Company purchased certain assets of Atlantic Building Products, a distributor of decking, windows, siding, and related products with 2 branches operating in eastern Pennsylvania with annual sales of approximately $5 million.

•	On April 1, 2016, the Company purchased certain assets of Lyf-Tym Building Products, a distributor of siding, windows, gutters, vinyl railings, and related products with 6 branches operating in North Carolina and Virginia with annual sales of approximately $20 million.

•	On May 2, 2016, the Company purchased certain assets of Fox Brothers Company, a distributor of roofing, siding, windows, doors, and related products with 4 branches operating in Michigan with annual sales of approximately $35 million.

•	On June 1, 2016, the Company acquired 100% of the equity interests of Woodfeathers, Inc., a distributor of primarily residential roofing and related products with 4 branches operating in Oregon and Washington with annual sales of approximately $30 million.

The Company recorded the preliminary acquired assets and liabilities related to these transactions at their estimated fair values as of the respective acquisition dates, with resulting goodwill of $84.8 million ($59.8 million of which is deductible for tax purposes) and $60.8 million in intangible assets associated with these other acquisitions. The Company’s allocation of the purchase price is subject to change on receipt of additional information, including, but not limited to, the finalization of asset valuations (intangible and fixed) and income tax accounting.

The Company has not provided pro forma results of operations for any acquisitions besides RSG completed in fiscal years 2015 or 2016 herein as they were not material to the Company on either an individual or an aggregate basis. The Company included the results of operations of each acquisition in its consolidated statement of income from the date of each acquisition.

4. Net Income per Share

The following table reflects the calculation of weighted average shares outstanding for each period presented:

	Year Ended September 30,
	2016	2015	2014

Weighted-average common shares outstanding, basic	59,424,372	49,578,130	49,227,466
Effect of dilutive securities:
Stock options	706,780	481,039	605,487
Restricted stock units	286,915	114,309	114,746
Weighted-average common shares outstanding, diluted	60,418,067	50,173,478	49,947,699

The following table summarizes potential shares that were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive or the performance condition was not met:

	Year Ended September 30,
	2016	2015	2014
Stock options	502,294	1,313,689	925,003
Restricted stock units	45,220	-	21,321

5. Prepaid Expenses and Other Current Assets

The following table summarizes the significant components of prepaid expenses and other current assets (in thousands):

	September 30,
	2016	2015
Vendor rebates	$149,052	$76,826
Other	14,051	21,102
	$163,103	$97,928

6. Property and Equipment

The following table provides a detailed breakout of property and equipment, by type (in thousands):

	September 30,
	2016	2015
Land	$2,925	$3,201
Buildings and leasehold improvements	35,754	28,757
Equipment	263,947	189,739
Furniture and fixtures	20,155	15,762
Total property and equipment	322,781	237,459
Less: accumulated depreciation and amortization	(174,212)	(147,054)
Total property and equipment, net	$148,569	$90,405

Depreciation expense for the years ending September 30, 2016, 2015, and 2014 was $31.9 million, $18.7 million, and $16.2 million, respectively.

7. Goodwill and Intangibles

Goodwill

The following table sets forth the change in the carrying amount of goodwill for the Company during the years ended September 30, 2016 and 2015 (in thousands):

Balance at September 30, 2014	$466,206
Acquisitions	34,465
Translation and other adjustments	(4,256)
Balance at September 30, 2015	496,415
Acquisition of RSG	617,477
Other acquisitions	84,853
Translation and other adjustments	(1,180)
Balance at September 30, 2016	$1,197,565

In the current period, the change in the carrying amount of goodwill is primarily attributable to the Company’s acquisition of RSG, but also driven by the other acquisitions executed during the year ended September 30, 2016 (see Note 3). The Company has recognized no goodwill impairments for any of the periods presented.

Intangibles

In connection with the acquisition of RSG and other acquisitions, the Company recorded intangible assets of $442.6 million, which includes $63.3 million of indefinite lived trademarks, $4.3 million of amortizable trademarks, and $375.0 million of customer relationships.

The following table summarizes the types of intangible assets held by the Company (in thousands):

	September 30,		Weighted- Average Remaining Life[1]
	2016	2015
Amortizable intangible assets:
Non-compete agreements	$3,324	$2,824	3.85
Customer relationships	566,964	191,852	18.37
Trademarks	5,400	1,100	3.29
Beneficial lease arrangements	960	610
Total amortizable intangible assets	576,648	196,386
Less: Accumulated amortization	(185,674)	(119,081)
Total amortizable intangible assets, net	$390,974	$77,305
Indefinite lived trademarks	73,050	9,750
Total intangibles, net	$464,024	$87,055

1 As of September 30, 2016

For the years ended September 30, 2016, 2015, and 2014, the Company recorded $68.3 million, $16.2 million, and $14.1 million of amortization expense relating to the above-listed intangible assets, respectively. The intangible asset lives range from 1 to 20 years and the weighted-average remaining life was 18.3 years as of September 30, 2016.

The following table presents the estimated annual amortization expense for intangible assets (in thousands):

Year Ending September 30,
2017	$79,380
2018	65,291
2019	52,642
2020	42,200
2021	33,280
Thereafter	118,181
$390,974

8. Financing Arrangements

In connection with the RSG Acquisition on October 1, 2015, the Company entered into various financing arrangements totaling $1.45 billion. A “Senior Secured Credit Facility” was entered into that is comprised of an asset-based revolving line of credit facility (“ABL” or “ABL Facility”) of $700.0 million ($350.0 million of which was drawn at closing) and a new $450.0 million term loan facility (“Term Loan” or “Term Loan Facility”). The Company also issued $300.0 million of Senior Notes.

The following table summarizes all financing arrangements the Company has entered into (in thousands):

	September 30,
	2016	2015
Senior Secured Credit Facility
Revolving Lines of Credit:
U.S. Revolver, expires October 1, 2020 [1]	$355,087	$-
Canada Revolver, expires October 1, 2020[2]	4,574	-
Canada Revolver, expires March 31, 2017[3]	-	11,240
Term Loan:
Term Loan, matures October 1, 2022[4]	436,380	-
Term Loan, matures March 31, 2017[5]	-	181,450
Total borrowings under Senior Secured Credit Facility	796,041	192,690
Less: current portion	(4,500)	(22,490)
Total long-term borrowings under Senior Secured Credit Facility	$791,541	$170,200

Senior Notes
Senior Notes, mature October 2023[6]	291,049	-
Less: current portion	-	-
Total long-term borrowings under Senior Notes	$291,049	$-

Equipment Financing Facilities
Equipment Financing Facilities:
Equipment financing facilities, various maturities through September 2021[7]	$20,419	$25,488
Capital lease obligations, various maturities through November 2021[8]	25,013	-
Total obligations under equipment financing facilities	45,432	25,488
Less: current portion	(10,311)	(5,069)
Total long-term obligations under equipment financing facilities	$35,121	$20,419

1 - Effective rates on borrowings are 2.90% as of September 30, 2016; 0.00% as of September 30, 2015

2 - Effective rates on borrowings are 3.20% as of September 30, 2016; 0.00% as of September 30, 2015

3 - Effective rates on borrowings are 0.00% as of September 30, 2016; 3.70% as of September 30, 2015 (extinguished in first quarter of 2016)

4 - Interest rate of 3.50% as of September 30, 2016; 0.00% as of September 30, 2015

5 - Interest rate of 0.00% as of September 30, 2016; 4.25% as of September 30, 2015 (extinguished in first quarter of 2016)

6 - Interest rate of 6.38% as of September 30, 2016; 0.00% as of September 30, 2015

7 - Fixed interest rates ranging from 2.33% to 3.25% as of September 30, 2016 and 2.33% to 4.49% as of September 30, 2015

8 - Fixed interest rates ranging from 2.72% to 10.39% as of September 30, 2016; and 0.00% as of September 30, 2015

Asset-based Line of Credit Facility (“ABL Facility”)

On October 1, 2015, the Company entered into a $700 million ABL Facility with Wells Fargo Bank, N.A. and a syndicate of other lenders. This ABL Facility consists of revolving loans in both the United States (“U.S. Revolver”) in the amount of $670 million and Canada (“Canada Revolver”) in the amount of $30 million. The ABL Facility has a maturity date of October 1, 2020. The U.S. Revolver has various tranches of borrowings, bearing interest at rates ranging from 2.02% to 4.00%. The effective rate of these borrowings is 2.90% and is paid monthly. As of September 30, 2016, the outstanding balance on the U.S. Revolver and Canada Revolvers, net of debt issuance fees, was $359.7 million. The U.S. Revolver also has outstanding standby letters of credit in the amount of $12.8 million as of September 30, 2016. Current unused commitment fees on the revolving credit facilities are 0.25% per annum.

There is one financial covenant under the ABL Facility, which is a Consolidated Fixed Charge Ratio. As defined in the ABL Facility, the Company’s Consolidated Fixed Charge Ratio must be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis. The covenant is only applicable when the borrowing availability is less than 10% of the maximum loan cap or $60 million. The ABL Facility is guaranteed jointly and severally and fully and unconditionally by the Company’s active United States subsidiary.

Term Loan

On October 1, 2015, the Company entered into a $450.0 million Term Loan Facility with Citibank N.A., and a syndicate of other lenders. The Term Loan requires quarterly principal payments in the amount of $1.1 million, with the remaining outstanding principal to be paid on its maturity date of October 1, 2022. The interest rate paid is based on a LIBOR rate (with a floor) plus a fixed spread. The Company has the option of selecting a LIBOR period that determines the rate at which interest can accrue on the Term Loan as well as the period in which interest payments are made.

On September 16, 2016, the Company refinanced its Term Loan, lowering the LIBOR floor by 25 basis points and lowering the spread by 25 basis points. As a result of the refinancing, the Company wrote off $1.6 million of debt issuance costs in interest expense. As of September 30, 2016, the outstanding balance on the Term Loan, net of debt issuance fees, was $436.4 million. The Term Loan is guaranteed jointly and severally and fully and unconditionally by the Company’s active United States subsidiary.

Senior Notes

The Company also raised $300.0 million by issuing 8 year senior notes due 2023 (the “Senior Notes”), having a coupon rate of 6.38% per annum, payable semi-annually in arrears beginning April 1, 2016. There are early payment provisions in the Senior Note indenture in which the Company would be subject to “make whole” provisions. Management anticipates repaying the notes at the maturity date of October 1, 2023. As of September 30, 2016 the outstanding balance on the Senior Notes, net of debt issuance fees, was $291.0 million. The Senior Notes are guaranteed jointly and severally and fully and unconditionally by the Company’s active United States subsidiary.

Other Information

The proceeds from the Senior Secured Credit Facility and Senior Notes were used to provide working capital and funds for other general corporate purposes, to refinance or otherwise extinguish all third-party indebtedness for borrowed money under Company’s and RSG’s existing senior secured credit facilities and RSG’s unsecured senior notes due 2020, to finance the acquisition, and to pay fees and expenses associated with the RSG acquisition. The Company incurred financing costs totaling approximately $31.3 million.

The Senior Credit Facility and the previous Term Loan financing arrangements had certain lenders who participated in both arrangements, therefore management accounted for a portion of this transaction as a debt modification and a portion as a debt extinguishment. In accordance with the accounting for debt modification, the Company expensed $2.2 million of direct issuance costs incurred and will amortize the previously capitalized issuance costs over the term of the Senior Credit Facility. The remainder of the settlement of the Company’s previous financing arrangements was accounted for as debt extinguishment, for which the Company recognized a loss of $0.8 million in the first quarter of fiscal year 2016.

Annual principal payments for all outstanding financing arrangements for each of the next five years and thereafter are as follows (in thousands):

Year Ending September 30,	ABL	Term Loan	Senior Notes	Equipment Financing Facilities	Total
2017	$-	$4,500	$-	$10,311	$14,811
2018	-	4,500	-	9,584	14,084
2019	-	4,500	-	9,631	14,131
2020	366,799	4,500	-	8,960	380,259
2021	-	4,500	-	4,367	8,867
Thereafter	-	423,000	300,000	172	723,172
Total debt	366,799	445,500	300,000	43,025	1,155,324
Less: unamortized debt issuance costs	(7,138)	(9,120)	(8,951)	-	(25,209)
Total long-term debt	$359,661	$436,380	$291,049	$43,025	$1,130,115

9. Commitments and Contingencies

Operating Leases

The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis.

At September 30, 2016, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year were as follows:

Year Ending September 30,	Operating Leases

2017	$51,501
2018	39,405
2019	30,895
2020	23,281
2021	17,027
Thereafter	26,271
Total minimum lease payments	$188,380

Rent expense was $59.3 million, $39.2 million, and $34.9 million for the years ending September 30, 2016, 2015, and 2014, respectively. Sublet income was immaterial for each of these periods.

Contingencies

The Company is subject to loss contingencies pursuant to various federal, state and local environmental laws and regulations; however, the Company is not aware of any reasonably possible losses that would have a material impact on its results of operations, financial position, or liquidity. Potential loss contingencies include possible obligations to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical or other substances by the Company or by other parties. In connection with its acquisitions, the Company’s practice is to request indemnification for any and all known material liabilities of significance as of the respective dates of acquisition. Historically, environmental liabilities have not had a material impact on the Company's results of operations, financial position or liquidity.

The Company is subject to litigation from time to time in the ordinary course of business; however the Company does not expect the results, if any, to have a material adverse impact on its results of operations, financial position or liquidity.

10. Stockholders’ Equity

Common and Preferred Stock

The Company is authorized to issue 100 million shares of common stock and 5 million shares of preferred stock. As of September 30, 2016 and 2015 there were 59,890,885 and 49,790,743 shares of common stock issued and outstanding, respectively, and no preferred stock outstanding as of either period end.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity. The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments as well as unrealized gains or losses on the Company’s derivative contracts.

The following table summarizes the components of accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2013	$5,135	$(5,511)	$(376)
Other comprehensive loss before reclassifications	(7,175)	972	(6,203)
Reclassifications out of other comprehensive loss	-	-	-
Balance as of September 30, 2014	$(2,040)	$(4,539)	$(6,579)
Other comprehensive loss before reclassifications	(14,003)	(138)	(14,141)
Reclassifications out of other comprehensive loss	-	-	-
Balance as of September 30, 2015	$(19,293)	$(1,427)	$(20,720)
Other comprehensive income before reclassifications	1,024	-	1,024
Reclassifications out of other comprehensive loss	-	1,039	1,039
Balance as of September 30, 2016	$(18,269)	$(388)	$(18,657)

Gains (losses) on derivative instruments are recognized in the consolidated statements of operations in interest expense, financing costs, and other.

11. Stock-based Compensation

On February 9, 2016, the shareholders of the Company approved the Amended and Restated Beacon Roofing Supply, Inc. 2014 Stock Plan (the “2014 Plan”). The 2014 Plan provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights (“SARs”) for up to 5,000,000 shares of common stock to selected employees and non-employee directors. The 2014 Plan mandates that all forfeited, expired, and withheld shares, including those from the predecessor plans, be returned to the 2014 Plan and made available for issuance. As of September 30, 2016, there were 4,818,556 shares of common stock available for issuance.

Prior to the 2014 Plan, the Company maintained the amended and restated Beacon Roofing Supply, Inc. 2004 Stock Plan (the “2004 Plan”). Upon shareholder approval of the 2014 Plan, the Company ceased issuing equity awards from the 2004 Plan and mandated that all future equity awards will be issued from the 2014 Plan.

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

Stock Options

Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in one-third increments over a three-year period following the grant dates.

The fair values of the options were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended September 30,
	2016	2015	2014
Risk-free interest rate	1.87%	1.83%	1.76%
Expected volatility	30.96%	31.69%	44.00%
Expected life (in years)	5.6	5.6	6.0
Dividend yield	—	—	—

The following table summarizes all stock option activity for the periods presented:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]

Balance as of September 30, 2015	2,410,907	$24.55	6.3	$20,698
Granted	1,011,373	21.59
Exercised	(1,027,990)	19.63
Canceled	(81,501)	21.43
Balance as of September 30, 2016	2,312,789	$25.55	6.3	$38,225
Vested and expected to vest after September 30, 2016	2,205,791	$25.38	6.2	$36,836
Exercisable as of September 30, 2016	1,417,083	$22.49	4.9	$27,742

1 Aggregate intrinsic value as represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement

During the years ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense related to stock options of $11.2 million and $6.4 million, respectively. As of September 30, 2016, there was $6.1 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes additional information on stock option grants, vesting, and exercises (in thousands):

	Year Ended September 30,
	2016	2015	2014

Total fair value of stock options granted	$13,037	$4,543	$6,740
Total fair value of shares vested	12,347	6,399	6,682
Total intrinsic value of stock options exercised	22,693	4,615	7,878
Cash received from stock options exercised	20,178	7,943	7,680

Restricted Stock Units

Restricted stock unit (“RSU”) awards granted to employees are subject to continued employment and generally vest after three years. The Company also grants certain RSU awards to management that contain an additional vesting condition tied directly to a targeted rate of return on invested capital for the Company at the end of the three-year period. The actual number of RSUs that will vest can range from 0% to 150% of the grant, depending upon actual Company performance below or above the target level. The Company estimates performance in relation to the established target when determining the projected number of RSUs that will vest and calculating the compensation cost related to these awards.

RSUs granted to non-employee directors are subject to continued service and vest after one year (except under certain conditions). Generally, the common shares underlying the RSUs are not eligible for distribution until the director’s service on the Board has terminated. For non-employee director RSU grants made prior to fiscal year 2014, the share distribution date is six months after the director’s termination of service on the board. Beginning in fiscal year 2016, non-employee directors holding RSUs with a fair market value equal to five times the annual cash retainer may elect to have future grants settle simultaneously with vesting.

The following table summarizes all restricted stock unit activity for the periods presented:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of September 30, 2015	619,999	$31.95
Granted	237,840	38.92
Released	(33,202)	27.37
Forfeited	(119,203)	31.77
Balance as of September 30, 2016	705,434	$34.55
Vested and expected to vest after September 30, 2016	638,733	$34.38

During the years ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense related to restricted stock units of $6.5 million and $3.5 million, respectively. As of September 30, 2016, there was $10.2 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years.

12. Income Taxes

The following table summarizes the components of the income tax provision (in thousands):

	Year Ended September 30,
	2016	2015	2014
Current:
Federal	$23,403	$17,414	$25,988
Foreign	1,183	1,765	1,383
State	2,426	7,579	4,473
Total current taxes	$27,012	$26,758	$31,844

Deferred:
Federal	$25,935	$14,798	$2,327
Foreign	321	(657)	(648)
State	3,347	2,868	1,399
Total deferred taxes	$29,603	$17,009	$3,078

Provision for income taxes	$56,615	$43,767	$34,922

The following table is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the periods presented:

	Year Ended September 30,
	2016	2015	2014
U.S. federal income taxes at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.2%	4.6%	4.2%
Non-deductible professional fees related to RSG acquisition	0.4%	2.2%	—
Other	-1.0%	-0.5%	0.1%
Effective tax rate	38.6%	41.3%	39.3%

Deferred income taxes reflect the tax consequences of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax law. These temporary differences are determined according to ASC 740 Income Taxes. Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2016	2015
Deferred tax assets:
Deferred compensation	$15,166	$11,622
Allowance for doubtful accounts	2,060	569
Accrued vacation and other	6,616	3,515
Unrealized loss on financial derivatives	279	844
Inventory valuation	6,193	-
Tax loss carryforwards	34,505	-
Other	913	-
Total deferred tax assets	$65,732	$16,550

Deferred tax liabilities:
Excess tax over book depreciation and amortization	$(201,214)	$(79,924)
Inventory valuation	-	(2,511)
Other	-	(615)
Total deferred tax liabilities	(201,214)	(83,050)

Net deferred income tax liabilities	$(135,482)	$(66,500)

Due to the RSG acquisition on October 1, 2015, the Company acquired $135.3 million of federal and state net operating loss (“NOL”) carryforwards related to its domestic operations. The federal losses are subject to an annual Section 382 limit of $37.3 million. The Company utilized $37.3 million of federal NOLs and $2.4 million of state NOLs for the year ended September 30, 2016. These NOLs are scheduled to expire at various dates through 2035. The deferred tax asset of $34.5 million remaining as of September 30, 2016 is related to the federal and state NOL carryforward.

The Company’s Canadian subsidiary, Beacon Roofing Supply Canada Company (“BRSCC”), is treated as a Controlled Foreign Corporation (“CFC”). BRSCC’s taxable income, which reflects all of the Company’s Canadian operations, is being taxed only in Canada and would generally be taxed in the United States only upon an actual or deemed distribution. The Company expects that BRSCC’s earnings will be indefinitely reinvested for the foreseeable future and therefore no United States deferred tax asset or liability for the differences between the book basis and the tax basis of BRSCC has been recorded at September 30, 2016.  Unremitted earnings of $40.9 million were considered permanently reinvested at September 30, 2016. Of this amount, $22.4 million of the unremitted earnings were previously taxed in the United States and the remittance on these earnings would not generate additional United States tax.

As of September 30, 2016, goodwill was $1.20 billion, of which there remains an amortizable basis of $253.8 million for income tax purposes. The Company had $35.7 million of excess tax benefits available for potential deferred tax write-offs as of September 30, 2016, primarily related to previously recognized stock-based compensation.

As of September 30, 2016, there were no uncertain tax positions which, if recognized, would affect the Company’s effective tax rate. The Company’s accounting policy is to recognize any interest and penalties related to income tax matters in income tax expense in the consolidated statements of operations. A reconciliation of the beginning and ending amounts of the gross unrecognized income tax benefits is as follows:

	Year Ended September 30,
	2016	2015
Balance, beginning of year	$82	$82
Current year uncertain tax positions	-	-
Settlements	(82)	-
Balance, end of year	$-	$82

The Company has operations in 46 U.S. states and 6 provinces in Canada. The audit by the Internal Revenue Service for tax year ended September 30, 2013 was closed during the fiscal year. The Company is currently under audit in certain state and local jurisdictions for various years. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimate of taxes payable in the accompanying financial statements. Additional taxes are reasonably possible; however the amounts cannot be estimated at this time. The Company is no longer subject to U.S. federal income tax examinations for any fiscal years ended on or before September 30, 2013. For the majority of states, the Company is also no longer subject to tax examinations for any fiscal years ended on or before September 30, 2013. In Canada, the Company is no longer subject to tax examinations for any fiscal years ended on or before September 30, 2012. For the Canadian provinces, the Company is no longer subject to tax examinations for any fiscal years ended on or before September 30, 2013.

13. Geographic and Product Data

The following table summarizes certain geographic information for the periods presented (in thousands):

	Year Ended September 30,
	2016	2015	2014
Net sales
U.S.	$3,949,067	$2,331,360	$2,146,356
Canada	178,042	183,809	180,549
Total net sales	$4,127,109	$2,515,169	$2,326,905

	September 30,
	2016	2015
Long-lived assets
U.S.	$527,680	$160,305
Canada	13,374	8,638
Total long-lived assets	$541,054	$168,943

The following table summarized net sales from external customers by product group (in thousands):

	Year Ended September 30,
	2016	2015	2014
Residential roofing products	$2,187,421	$1,236,397	$1,108,516
Non-residential roofing products	1,335,642	882,970	876,032
Complementary building products	604,046	395,802	342,357
Total net sales	$4,127,109	$2,515,169	$2,326,905

14.	Supplemental Guarantor Information

All of the Senior Notes issued on October 1, 2015 are guaranteed jointly and severally by the domestic subsidiary of the Company (the “Guarantor”), and not by the Canadian subsidiaries of the Company. Such guarantees are full and unconditional. Supplemental condensed consolidating financial information of the Company, including such information for the Guarantor, is presented below. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the non-guarantor subsidiaries operated as independent entities. Investments in subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the Guarantor are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by, and the operations of, the combined groups.

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$37,447	$2,876	$(8,937)	$31,386
Accounts receivable, net	-	593,395	34,710	(1,140)	626,965
Inventories, net	-	460,516	20,220	-	480,736
Prepaid expenses and other current assets	3,527	153,681	5,895	-	163,103
Total current assets	3,527	1,245,039	63,701	(10,077)	1,302,190

Intercompany receivable, net	-	878,931	-	(878,931)	-
Investments in consolidated subsidiaries	2,891,677	-	-	(2,891,677)	-
Deferred income taxes, net	59,567	-	-	(59,567)	-
Property and equipment, net	4,626	133,897	10,046	-	148,569
Goodwill	-	1,167,905	29,660	-	1,197,565
Intangibles, net	-	460,696	3,328	-	464,024
Other assets, net	1,242	269	-	-	1,511

Total Assets	$2,960,639	$3,886,737	$106,735	$(3,840,252)	$3,113,859

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$26,630	$329,895	$14,467	$(10,077)	$360,915
Accrued expenses	42,594	114,016	4,503	-	161,113
Current portions of long-term debt	4,500	10,311	-	-	14,811
Total current liabilities	73,724	454,222	18,970	(10,077)	536,839

Intercompany payable, net	840,159	-	38,772	(878,931)	-
Long-term debt, net	722,929	-	-	-	722,929
Borrowings under revolving lines of credit, net	-	355,087	4,574	-	359,661
Deferred income taxes, net	-	194,556	493	(59,567)	135,482
Long-term obligations under equipment financing and other, net	-	35,074	47	-	35,121
Total liabilities	1,636,812	1,038,939	62,856	(948,575)	1,790,032

Total stockholders' equity	1,323,827	2,847,798	43,879	(2,891,677)	1,323,827

Total Liabilities and Stockholders' Equity	$2,960,639	$3,886,737	$106,735	$(3,840,252)	$3,113,859

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

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Year Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net sales	$-	$3,949,313	$178,042	$(246)	$4,127,109
Cost of products sold	-	2,977,174	137,112	(246)	3,114,040
Gross profit	-	972,139	40,930	-	1,013,069
Operating expense	59,949	715,669	32,467	-	808,085
Intercompany charges (income)	(51,942)	49,285	2,657	-	-
Income (loss) from operations	(8,007)	207,185	5,806	-	204,984
Interest expense, financing costs, and other	42,835	14,965	652	-	58,452
Intercompany interest expense (income)	(21,536)	19,928	1,608	-	-
Income (loss) before provision for income taxes	(29,306)	172,292	3,546	-	146,532
Provision for (benefit from) income taxes	(472)	55,613	1,474	-	56,615
Income (loss) before equity in net income of subsidiaries	(28,834)	116,679	2,072	-	89,917
Equity in net income of subsidiaries	118,751	-	-	(118,751)	-
Net income	$89,917	$116,679	$2,072	$(118,751)	$89,917

Weighted-average common stock outstanding:
Basic					59,424,372
Diluted					60,418,067

Net income per share:
Basic					$1.51
Diluted					$1.49

	Year Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net sales	$-	$2,331,829	$183,809	$(469)	$2,515,169
Cost of products sold	-	1,778,196	142,077	(469)	1,919,804
Gross profit	-	553,633	41,732	-	595,365
Operating expenses	44,937	399,901	33,446	-	478,284
Intercompany charges (income)	(36,085)	34,264	1,821	-	-
Income (loss) from operations	(8,852)	119,468	6,465	-	117,081
Interest expense, financing costs, and other	9,508	740	789	-	11,037
Intercompany interest expense (income)	(15,762)	14,174	1,588	-	-
Income (loss) before provision for income taxes	(2,598)	104,554	4,088	-	106,044
Provision for (benefit from) income taxes	(1,087)	43,765	1,089	-	43,767
Income (loss) before equity in net income of subsidiaries	(1,511)	60,789	2,999	-	62,277
Equity in net income of subsidiaries	63,788	-	-	(63,788)	-
Net income	$62,277	$60,789	$2,999	$(63,788)	$62,277

Weighted-average common stock outstanding:
Basic					49,578,130
Diluted					50,173,478

Net income per share:
Basic					$1.26
Diluted					$1.24

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Year Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net sales	$-	$2,146,805	$180,549	$(449)	$2,326,905
Cost of products sold	-	1,658,562	140,952	(449)	1,799,065
Gross profit	-	488,243	39,597	-	527,840
Operating expenses	28,058	367,812	33,107	-	428,977
Intercompany charges (income)	(27,782)	25,929	1,853	-	-
Income (loss) from operations	(276)	94,502	4,637	-	98,863
Interest expense, financing costs, and other	9,788	(800)	1,107	-	10,095
Intercompany interest expense (income)	(14,503)	12,867	1,636	-	-
Income before provision for income taxes	4,439	82,435	1,894	-	88,768
Provision for income taxes	1,748	32,442	732	-	34,922
Income before equity in net income of subsidiaries	2,691	49,993	1,162	-	53,846
Equity in net income of subsidiaries	51,155	-	-	(51,155)	-
Net income	$53,846	$49,993	$1,162	$(51,155)	$53,846

Weighted-average common stock outstanding:
Basic					49,227,466
Diluted					49,947,699

Net income per share:
Basic					$1.09
Diluted					$1.08

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Comprehensive Income

(Unaudited; In thousands)

	Year Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net income	$89,917	$116,679	$2,072	$(118,751)	$89,917
Other comprehensive income (loss):
Foreign currency translation adjustment	1,024	-	1,024	(1,024)	1,024
Total other comprehensive income (loss)	1,024	-	1,024	(1,024)	1,024
Comprehensive income (loss)	$90,941	$116,679	$3,096	$(119,775)	$90,941

	Year Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net income	$62,277	$60,789	$2,999	$(63,788)	$62,277
Other comprehensive income (loss):
Foreign currency translation adjustment	(14,003)	-	(14,003)	14,003	(14,003)
Unrealized loss due to change in fair value of derivatives, net of tax	(138)	-	-	-	(138)
Total other comprehensive income (loss)	(14,141)	-	(14,003)	14,003	(14,141)
Comprehensive income (loss)	$48,136	$60,789	$(11,004)	$(49,785)	$48,136

	Year Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net income	$53,846	$49,993	$1,162	$(51,155)	$53,846
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,175)	-	(7,175)	7,175	(7,175)
Unrealized gain due to change in fair value of derivatives, net of tax	972	-	-	-	972
Total other comprehensive income (loss)	(6,203)	-	(7,175)	7,175	(6,203)
Comprehensive income (loss)	$47,643	$49,993	$(6,013)	$(43,980)	$47,643

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Year Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net cash provided by (used in) operating activities	(22,799)	143,427	4,751	(4,731)	120,648

Investing Activities
Purchases of property and equipment	(3,654)	(20,008)	(2,653)	-	(26,315)
Acquisition of businesses	(1,018,188)	-	-	-	(1,018,188)
Proceeds from the sale of assets	-	1,882	-	-	1,882
Intercompany activity	475,099	-	-	(475,099)	-
Net cash used in investing activities	(546,743)	(18,126)	(2,653)	(475,099)	(1,042,621)

Financing Activities
Borrowings under revolving lines of credit	-	1,877,729	14,730	-	1,892,459
Repayments under revolving lines of credit	-	(1,520,003)	(21,529)	-	(1,541,532)
Borrowings under term loan	490,793	-	-	-	490,793
Repayments under term loan	(230,918)	-	-	-	(230,918)
Repayments under equipment financing facilities and other	(45)	(4,659)	(20)	-	(4,724)
Borrowings under Senior Notes	300,000	-	-	-	300,000
Payment of deferred financing costs	(19,402)	(8,923)	-	-	(28,325)
Proceeds from issuance of common stock	24,160	-	-	-	24,160
Taxes paid related to net share settelement of equity awards	(2)	-	-	-	(2)
Excess tax benefit from stock-based compensation	4,956	-	-	-	4,956
Intercompany activity	-	(474,814)	(285)	475,099	-
Net cash provided by (used in) financing activities	569,542	(130,670)	(7,104)	475,099	906,867

Effect of exchange rate changes on cash and cash equivalents	-	-	831	-	831

Net decrease in cash and cash equivalents	-	(5,369)	(4,175)	(4,731)	(14,275)
Cash and cash equivalents, beginning of period	-	42,816	7,051	(4,206)	45,661
Cash and cash equivalents, end of period	$-	$37,447	$2,876	$(8,937)	$31,386

	Year Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net cash provided by operating activities	1,776	100,760	4,188	2,616	109,340

Investing Activities
Purchases of property and equipment	(397)	(18,649)	(1,756)	-	(20,802)
Acquisition of businesses	(85,301)	-	-	-	(85,301)
Proceeds from the sale of assets	-	1,389	-	-	1,389
Intercompany activity	93,503	-	-	(93,503)	-
Net cash provided by (used in) investing activities	7,805	(17,260)	(1,756)	(93,503)	(104,714)

Financing Activities
Borrowings under revolving lines of credit	552,545	-	8,089	-	560,634
Repayments under revolving lines of credit	(560,345)	-	(5,662)	-	(566,007)
Repayments under term loan	(11,250)	-	-	-	(11,250)
Repayments under equipment financing facilities and other	-	(5,553)	-	-	(5,553)
Proceeds from issuance of common stock	7,943	-	-	-	7,943
Excess tax benefit from stock-based compensation	1,526	-	-	-	1,526
Intercompany activity	-	(93,184)	(319)	93,503	-
Net cash provided by (used in) financing activities	(9,581)	(98,737)	2,108	93,503	(12,707)

Effect of exchange rate changes on cash and cash equivalents	-	-	(730)	-	(730)

Net increase (decrease) in cash and cash equivalents	-	(15,237)	3,810	2,616	(8,811)
Cash and cash equivalents, beginning of period	-	58,053	3,241	(6,822)	54,472
Cash and cash equivalents, end of period	$-	$42,816	$7,051	$(4,206)	$45,661

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Year Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net cash provided by (used in) operating activities	20,335	53,730	(11,746)	(6,822)	55,497

Investing Activities
Purchases of property and equipment	(884)	(33,813)	(2,542)	-	(37,239)
Acquisition of businesses	(1,514)	-	-	-	(1,514)
Proceeds from the sale of assets	-	1,437	-	-	1,437
Intercompany activity	13,751	-	-	(13,751)	-
Net cash provided by (used in) investing activities	11,353	(32,376)	(2,542)	(13,751)	(37,316)

Financing Activities
Borrowings under revolving lines of credit	482,500	-	15,000	-	497,500
Repayments under revolving lines of credit	(519,700)	-	(5,426)	-	(525,126)
Repayments under term loan	(11,250)	-	-	-	(11,250)
Borrowings under equipment financing facilities and other	-	25,377	-	-	25,377
Repayments under equipment financing facilities and other	-	(5,009)	-	-	(5,009)
Proceeds from issuance of common stock	7,680	-	-	-	7,680
Excess tax benefit from stock-based compensation	1,030	-	-	-	1,030
Intercompany activity	-	(17,789)	4,038	13,751	-
Net cash provided by (used in) financing activities	(39,740)	2,579	13,612	13,751	(9,798)

Effect of exchange rate changes on cash and cash equivalents	-	-	(938)	-	(938)

Net increase (decrease) in cash and cash equivalents	(8,052)	23,933	(1,614)	(6,822)	7,445
Cash and cash equivalents, beginning of period	8,052	34,120	4,855	-	47,027
Cash and cash equivalents, end of period	$-	$58,053	$3,241	$(6,822)	$54,472

15. Allowance for Doubtful Accounts

The following table summarizes changes in the valuation of the allowance for doubtful accounts (in thousands):

Year Ended September 30,	Beginning Balance	Charged to Operations	Write-offs	Ending Balance
2016	$6,298	$13,681	$(5,167)	$14,812
2015	8,510	1,619	(3,831)	6,298
2014	9,832	2,394	(3,716)	8,510

16. Fair Value Measurement

As of September 30, 2016, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) as of September 30, 2016 the fair value of the Company’s $300.0 million Senior Notes was $324.0 million. As of September 30, 2016, the fair value of the Company’s Senior Secured Credit Facility approximated the amount outstanding. The Company estimates the fair value of its Senior Secured Credit Facility by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

17. Employee Benefit Plans

The Company maintains defined contribution plans covering all full-time employees of the Company who have 90 days of service and are at least 21 years old. An eligible employee may elect to make a before-tax contribution of between 1% and 100% of his or her compensation through payroll deductions, not to exceed the annual limit set by law. The Company currently matches the first 50% of participant contributions limited to 6% of a participant’s gross compensation (maximum Company match is 3%). Furthermore, in accordance with the plans, the Company may elect to make additional contributions to eligible employees as part of a discretionary profit-sharing. The Company has elected to do so during each of the three years presented and is scheduled to make a contribution for 2016 during the 2017 fiscal year. All Company contributions are subject to the discretion of management and the board of directors.

The combined total expense for this plan and a similar plan for Canadian employees was $7.3 million, $4.6 million, and $6.0 million for the years ended September 30, 2016, 2015 and 2014, respectively. The Company also contributes to an external pension fund for certain of its employees who belong to a local union. Annual contributions were $0.1 million for each the years ended September 30, 2016, 2015, and 2014, respectively.

18. Financial Derivatives

The Company has historically used interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. On March 28, 2013, the Company entered into an interest rate swap agreement with a notional amount of $213.8 million which expires on March 31, 2017. This agreement swapped the thirty-day LIBOR to a fixed-rate of 1.38% and had scheduled reductions of the notional amount equal to $2.8 million per quarter, effectively matching the repayment schedule under the Term Loan outstanding at that time. The Company determined this swap agreement qualified for cash flow hedge accounting under ASC 815, therefore changes in the fair value of the swap were recognized through other comprehensive income each period. As of September 30, 2015, the interest rate swap had a notional amount of $185.6 million and a fair value of $2.4 million.

On October 1, 2015, in connection with the financing terms surrounding the RSG Acquisition (see Note 2), the Company terminated the swap agreement and settled the $2.4 million unrealized loss with the counterparty. This $2.4 million unrealized loss will be recognized on a straight-line basis as interest expense from the termination date through March 31, 2017, the original expiration date of the swap agreement.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

1.	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were (1) designed to ensure that material information relating to Beacon Roofing Supply, Inc., including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) designed to be effective, and were effective, in that they provide reasonable assurance of achieving their objectives, including that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of September 30, 2016. In making this assessment, we used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our assessment, we believe that, as of September 30, 2016, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

Our Independent Registered Public Accounting Firm has issued a report on the Company’s internal control over financial reporting. This report appears below.

(b)	Attestation Report of the Independent Registered Public Accounting Firm

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Beacon Roofing Supply, Inc.

We have audited Beacon Roofing Supply, Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Beacon Roofing Supply, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Beacon Roofing Supply, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beacon Roofing Supply, Inc. as of September 30, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2016 and our report dated November 22, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
McLean, Virginia
November 22, 2016

40

(c)	Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

Executive Officers of the Registrant

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

The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report:

•	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as September 30, 2016 and 2015

•	Consolidated Statements of Operations for the years ended September 30, 2016, 2015 and 2014

•	Consolidated Statements of Comprehensive Income for the years ended September 30, 2016, 2015 and 2014

•	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2016, 2015 and 2014

•	Consolidated Statements of Cash Flows for the years ended September 30, 2016, 2015 and 2014

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

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
Date: November 22, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ROBERT R. BUCK	Chairman	November 22, 2016
Robert R. Buck

/s/ PAUL M. ISABELLA	President and Chief Executive Officer	November 22, 2016
Paul M. Isabella

/s/ JOSEPH M. NOWICKI	Executive Vice President and Chief Financial Officer	November 22, 2016
Joseph M. Nowicki

/s/ GREGORY T. JORGENSEN	Vice President and Chief Accounting Officer	November 22, 2016
Gregory T. Jorgensen

/s/ CARL T. BERQUIST	Director	November 22, 2016
Carl T. Berquist

/s/ RICHARD W. FROST	Director	November 22, 2016
Richard W. Frost

/s/ ALAN GERSHENHORN	Director	November 22, 2016
Alan Gershenhorn

/s/ PETER M. GOTSCH	Director	November 22, 2016
Peter M. Gotsch

/s/ PHILIP W. KNISELY	Director	November 22, 2016
Philip W. Knisely

/s/ ROBERT M. MCLAUGHLIN	Director	November 22, 2016
Robert M. McLaughlin

/s/ NEIL S. NOVICH	Director	November 22, 2016
Neil S. Novich

/s/ STUART A. RANDLE	Director	November 22, 2016
Stuart A. Randle

/s/ DOUGLAS L. YOUNG	Director	November 22, 2016
Douglas L. Young

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of July 27, 2015 by and among CDDR Investors Inc., Beacon Roofing Supply, Inc., Beacon Leadership Acquisition I, Inc., and Beacon Leadership Acquisition II, LLC	8-K	000-50924	2.1	July 27, 2015

3.1	Second Amended and Restated Certificate of Incorporation of Beacon Roofing Supply, Inc.	10-K	000-50924	3.1	December 23, 2004

3.2	Amended and Restated By-Laws of Beacon Roofing Supply, Inc.	8-K	000-50924	3.1	September 24, 2014

4.1	Form of Specimen Common Stock Certificate of Beacon Roofing Supply, Inc.	S-1/A	333-116027	4.1	August 19, 2004

4.2	Indenture, dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee.	8-K	000-50924	4.1	October 1, 2015

4.3	Supplemental Indenture, dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc. (“Beacon”), certain direct and indirect subsidiaries of Beacon, as additional subsidiary guarantors, and U.S. Bank National Association, as trustee.	8-K	000-50924	4.2	October 1, 2015

4.4	Form of 6.375% Senior Notes due 2023 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.2).	8-K	000-50924	4.3	October 1, 2015

10.1	Term Loan Credit Agreement, dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc., Citibank N.A., as administrative agent, and the lenders and financial institutions party thereto.	8-K	000-50924	10.1	October 1, 2015

10.2*	First Amendment, dated as of September 16, 2016, to Term Loan Credit Agreement, dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc., Citibank N.A., as administrative agent, and the lenders and financial institutions party thereto.

10.3	Credit Agreement, dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc., Wells Fargo Bank, National Association, as administrative agent, and the US borrowers, Canadian borrower, lenders and financial institutions party thereto.	8-K	000-50924	10.2	October 1, 2015

10.4	Registration Rights Agreement, dated as of October 1, 2015, by and between Beacon Roofing Supply, Inc. and CD&R Roadhouse Holdings, L.P.	8-K	000-50924	10.5	October 1, 2015

10.5	Executive Securities Agreement dated as of October 20, 2003 by and between Beacon Roofing Supply, Inc., Robert Buck and Code, Hennessy & Simmons III, L.P.	S-1	333-116027	10.5	May 28, 2004

10.6+	Description of Management Cash Bonus Plan	10-Q	000-50924	10	February 8, 2013

10.7+	Beacon Roofing Supply, Inc. Amended and Restated 2004 Stock Plan	DEF 14A	000-50924	Appendix A	January 7, 2011

10.8+	First Amendment dated as of October 31, 2011 to the Beacon Roofing Supply, Inc. 2004 Stock Plan	10-K	000-50924	10.1	November 29, 2011

10.9+	Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan	DEF 14A	000-50924	Appendix A	January 6, 2016

10.10+	Form of Beacon Roofing Supply, Inc. 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors	8-K	000-50924	10.2	February 13, 2014

10.11+	Form of Beacon Roofing Supply, Inc. 2014 Stock Plan Restricted Stock Unit Award Agreement for Employees	8-K	000-50924	10.1	September 23, 2014

10.12+	Form of Beacon Roofing Supply, Inc. 2014 Stock Plan Time-Based Restricted Stock Unit Award Agreement for Employees	8-K	000-50924	10.2	September 23, 2014

10.13+	Form of Beacon Roofing Supply, Inc. 2014 Stock Plan Stock Option Agreement	8-K	000-50924	10.3	September 23, 2014

10.14+	Form of Restrictive Covenant Agreement between Beacon Roofing Supply, Inc. and certain executive officers and schedule of parties to such Agreements	10-Q	000-50924	10.6	February 6, 2016

10.15	Investment Agreement, dated as of July 27, 2015, by and between Beacon Roofing Supply, Inc., and CD&R Roadhouse Holdings, L.P.	8-K	000-50924	10.1	July 27, 2015

10.16	Amendment No. 1, dated as of October 1, 2015, to Investment Agreement, dated as of July 27, 2015, by and between Beacon Roofing Supply, Inc. and CD&R Roadhouse Holdings, L.P.	8-K	000-50924	10.4	October 1, 2015

21*	Subsidiaries of Beacon Roofing Supply, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	101.INS XBRL Instance
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

