Form 10-Q
period 2016-12-31
BEACON ROOFING SUPPLY INC
filed 2017-02-06
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

As of February 1, 2017, 60,076,778 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Quarter Ended December 31, 2016

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(Unaudited; In thousands, except share and per share amounts)

	December 31,	September 30,	December 31,
	2016	2016	2015
Assets
Current assets:
Cash and cash equivalents	$73,271	$31,386	$32,210
Accounts receivable, less allowance of $16,711, $14,812 and $8,871 as of December 31, 2016, September 30, 2016 and December 31, 2015, respectively	489,898	626,965	489,172
Inventories, net	528,709	480,736	466,063
Prepaid expenses and other current assets	209,651	163,103	150,384
Total current assets	1,301,529	1,302,190	1,137,829

Property and equipment, net	147,340	148,569	145,607
Goodwill	1,197,550	1,197,565	1,162,111
Intangibles, net	444,210	464,024	487,477
Other assets, net	1,511	1,511	1,270

Total Assets	$3,092,140	$3,113,859	$2,934,294

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$336,837	$360,915	$347,205
Accrued expenses	166,479	161,113	151,547
Current portions of long-term debt	14,610	14,811	14,287
Total current liabilities	517,926	536,839	513,039

Borrowings under revolving lines of credit, net	332,679	359,661	343,225
Long-term debt, net	722,516	722,929	722,888
Deferred income taxes, net	136,260	135,482	100,667
Long-term obligations under equipment financing and other, net	32,915	35,121	43,322
Total liabilities	1,742,296	1,790,032	1,723,141

Commitments and contingencies

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 60,030,516 issued and outstanding as of December 31, 2016; 59,890,885 issued and outstanding as of September 30, 2016; 59,192,132 issued and outstanding at December 31, 2015	600	598	591
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	701,542	694,564	668,828
Retained earnings	667,752	647,322	564,523
Accumulated other comprehensive loss	(20,050)	(18,657)	(22,789)
Total stockholders' equity	1,349,844	1,323,827	1,211,153

Total Liabilities and Stockholders' Equity	$3,092,140	$3,113,859	$2,934,294

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Three Months Ended December 31,
	2016	2015
Net sales	$1,002,184	$976,480
Cost of products sold	751,117	743,292
Gross profit	251,067	233,188
Operating expense	204,110	206,344
Income from operations	46,957	26,844
Interest expense, financing costs, and other	13,574	16,256
Income before provision for income taxes	33,383	10,588
Provision for income taxes	12,953	3,470
Net income	$20,430	$7,118

Weighted-average common stock outstanding:
Basic	59,943,264	58,972,913
Diluted	60,993,080	59,962,033

Net income per share:
Basic	$0.34	$0.12
Diluted	$0.33	$0.12

See accompanying Notes to Condensed Consolidated Financial Statements

3

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended December 31,
	2016	2015
Net income	$20,430	$7,118
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,652)	(2,469)
Total other comprehensive loss	(1,652)	(2,469)
Comprehensive income	$18,778	$4,649

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(Unaudited; In thousands)

	Three Months Ended December 31,
	2016	2015

Operating Activities
Net income	$20,430	$7,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,425	23,671
Stock-based compensation	3,816	7,179
Certain interest expense and other financing costs	1,418	2,425
Gain on sale of fixed assets	(312)	(300)
Deferred income taxes	788	(333)
Other, net	-	426
Changes in operating assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	136,895	95,715
Inventories	(48,019)	43,514
Prepaid expenses and other assets	(46,594)	(1,773)
Accounts payable and accrued expenses	(18,724)	(132,967)
Net cash provided by operating activities	78,123	44,675

Investing Activities
Purchases of property and equipment	(7,280)	(2,153)
Acquisition of businesses, net	(1,850)	(941,156)
Proceeds from the sale of assets	400	229
Net cash used in investing activities	(8,730)	(943,080)

Financing Activities
Borrowings under revolving lines of credit	355,057	890,128
Repayments under revolving lines of credit	(382,395)	(549,378)
Borrowings under term loan	-	450,000
Repayments under term loan	(1,125)	(186,750)
Borrowings under Senior Notes	-	300,000
Borrowings under equipment financing facilities and other	1,010	-
Repayments under equipment financing facilities and other	(3,415)	(1,367)
Payment of deferred financing costs	-	(27,813)
Proceeds from issuance of common stock	3,460	8,984
Taxes paid related to net share settlement of equity awards	(297)	-
Excess tax benefit from stock-based compensation	-	1,501
Net cash provided by (used in) financing activities	(27,705)	885,305

Effect of exchange rate changes on cash and cash equivalents	197	(351)

Net increase (decrease) in cash and cash equivalents	41,885	(13,451)
Cash and cash equivalents, beginning of period	31,386	45,661
Cash and cash equivalents, end of period	$73,271	$32,210

Supplemental cash flow information
Cash paid during the period for:
Interest	$19,335	$10,827
Income taxes, net of tax refunds	13,906	7,621

During the period ended December 31, 2015, the Company issued Common Stock with a value of $302 million and replacement awards with a value of $5 million in connection with the acquisition of Roofing Supply Group, LLC, which are accounted for as a non-cash investing activity.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited; In thousands, except share and per share data or otherwise indicated)

1.	Company Overview

Beacon Roofing Supply, Inc. (the “Company”) was incorporated in the state of Delaware on August 22, 1997 and is the largest publicly traded distributor of residential and non-residential roofing materials and complementary building products in the United States and Canada. The Company operates its business under regional and local trade names and services customers in 47 states within the United States and 6 provinces in Canada. The Company’s current material subsidiaries are Beacon Sales Acquisition, Inc., Beacon Canada, Inc. and Beacon Roofing Supply Canada Company.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Beacon Roofing Supply, Inc. (the “Company”) prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. The balance sheet as of December 31, 2015 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three-month period ended December 31, 2016 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2017 (fiscal year 2017 or “2017”).

The three-month periods ended December 31, 2016 and 2015 had 61 and 62 business days, respectively.

These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the Company’s fiscal year 2016 (“2016”) Annual Report on Form 10-K for the year ended September 30, 2016.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Significant items subject to such estimates include inventories, purchase price allocations, recoverability of goodwill and intangibles, and income taxes. Actual amounts could differ from those estimates.

Recent Accounting Pronouncements- Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the required presentation for debt discounts. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early adoption is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. The Company elected to early adopt this new guidance effective October 1, 2015. The adoption of this standard changed the Company’s previous practice of presenting debt issuance costs as an asset and resulted in the reduction of total assets and total liabilities in an amount equal to the balance of unamortized debt issuance costs at each balance sheet date presented. Debt issuance costs that are now presented as a direct reduction from the carrying amount of the associated debt liability amounted to $24.1 million as of December 31, 2016, $25.2 million as of September 30, 2016, and $30.0 million as of December 31, 2015.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” This guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments related to business combinations. It requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. In addition, the portion of the adjustment recorded in the current period that would have been recognized in prior periods had the adjustment been identified at that time must be presented, by line item, either on the face of the income statement or in the accompanying notes. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company elected to early adopt this new guidance effective January 1, 2016 and the impact on the financial statements through the quarter ended December 31, 2016 was immaterial.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This guidance requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is permitted. Entities are permitted to apply this guidance either prospectively or retrospectively. The Company adopted the guidance as of March 31, 2016 and applied it retrospectively to all prior periods. As a result, the Company reclassified its current deferred tax balances of $31.9 million to non-current deferred taxes as of September 30, 2015.

Recent Accounting Pronouncements- Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for public business entities for fiscal years beginning on or after January 1, 2018, and early adoption is permitted for annual periods beginning after December 31, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not selected a transition method and is currently evaluating the impact this guidance may have on its financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory.” This guidance applies to inventory valued at first-in, first-out (FIFO) or average cost and requires inventory to be measured at the lower of cost and net realizable value, rather than at the lower of cost or market. ASU 2015-11 is effective on a prospective basis for annual periods, including interim reporting periods within those periods, beginning after December 15, 2016. The Company reports inventory on an average-cost basis and thus will be required to adopt the standard. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The provisions of this standard are effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. The provisions of this standard contain specific transition guidance for each amendment. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” This ASU is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. The provisions of this standard are effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

3.	Acquisitions

Roofing Supply Group

On October 1, 2015, the Company acquired 100% of the equity of Roofing Supply Group, LLC ("RSG”), a leading roofing products distributor owned by investment firm Clayton, Dubilier & Rice ("CD&R"). RSG’s results of operations have been included with Company’s consolidated results beginning October 1, 2015. RSG distributed roofing supplies and related materials from 85 locations across 25 states as of October 1, 2015.

Total consideration paid for RSG was approximately $1.17 billion, out of which $288.2 million was in cash, $306.8 million of Company’s common stock and option replacement awards, and $574.4 million in refinancing of RSG’s debt. The RSG long-term debt was repaid simultaneously with the proceeds of a new ABL Revolver, Term Loan and Senior Notes (see Note 8).

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

The RSG acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805 Business Combinations. The acquisition price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of RSG. These come from the synergies that are obtained in operating the branches as part of a larger network, and from an experienced employee base skilled at managing a distribution business. As of September 30, 2016, the Company had finalized the acquisition accounting entries for the RSG acquisition, detailed as follows (in thousands):

Cash	$16,451
Accounts receivable	177,251
Inventory	179,651
Other current assets	50,000
Property, plant, and equipment	55,159
Other intangible assets	382,600
Goodwill	617,477
Current liabilities	(252,190)
Non-current liabilities	(56,949)
Total purchase price	$1,169,450

RSG’s future growth attributable to new customers, geographic market presence and assembled workforce are additional assets that are not separable and which contributed to recorded goodwill, of which $86.1 million was tax deductible as of the October 1, 2015 RSG acquisition date. All of the Company’s goodwill plus the indefinite-lived trade name are tested for impairment annually, and all acquired goodwill and intangible assets are subject to review for impairment should future indicators of impairment develop. The fair value of acquired RSG accounts receivables was $177.3 million, with the gross contractual amount being $185.9 million.

Other Acquisitions – Fiscal Year 2017

On December 16, 2016, the Company purchased certain assets of BJ Supply Company, a distributor of roofing and related building products with 1 branch serving Pennsylvania and New Jersey and annual sales of approximately $4 million.

Other Acquisitions – Fiscal Year 2016

During fiscal year 2016, the Company acquired 42 branches from the following seven additional acquisitions:

•	On December 1, 2015, the Company purchased certain assets of RCI Roofing Supply, a distributor of residential and commercial roofing and related products with 5 branches operating in Nebraska, Iowa and Colorado and annual sales of approximately $23 million. As of December 31, 2016, the Company had finalized the acquisition accounting entries for this acquisition.

•	On December 18, 2015, the Company acquired 100% of the equity interests of Roofing and Insulation Supply, a distributor primarily of residential and commercial insulation along with roofing and related products with 20 branches spanning 13 states operating across New England, the Mid-Atlantic, the Southeast, the Upper Midwest, Texas and Colorado and annual sales of approximately $70 million. As of December 31, 2016, the Company had finalized the acquisition accounting entries for this acquisition.

•	On December 29, 2015, the Company purchased certain assets of Statewide Wholesale, a distributor of residential and commercial roofing and related products with 1 branch located in Denver, Colorado and annual sales of approximately $15 million. As of December 31, 2016, the Company had finalized the acquisition accounting entries for this acquisition.

•	On April 1, 2016, the Company purchased certain assets of Atlantic Building Products, a distributor of decking, windows, siding, and related products with 2 branches operating in eastern Pennsylvania and annual sales of approximately $5 million.

•	On April 1, 2016, the Company purchased certain assets of Lyf-Tym Building Products, a distributor of siding, windows, gutters, vinyl railings, and related products with 6 branches operating in North Carolina and Virginia and annual sales of approximately $20 million.

•	On May 2, 2016, the Company purchased certain assets of Fox Brothers Company, a distributor of roofing, siding, windows, doors, and related products with 4 branches operating in Michigan and annual sales of approximately $35 million.

•	On June 1, 2016, the Company acquired 100% of the equity interests of Woodfeathers, Inc., a distributor of primarily residential roofing and related products with 4 branches operating in Oregon and Washington and annual sales of approximately $30 million.

The Company recorded the acquired assets and liabilities related to these transactions at their estimated fair values as of the respective acquisition dates, with resulting goodwill of $84.8 million ($59.8 million of which is deductible for tax purposes) and $60.8 million in intangible assets associated with these other acquisitions as of December 31, 2016.

Other Acquisitions – Additional Information

For those acquisitions where the acquisition accounting entries have yet to be finalized, the Company’s allocation of the purchase price is subject to change on receipt of additional information, including, but not limited to, the finalization of asset valuations (intangible and fixed) and income tax accounting.

The Company has not provided pro forma results of operations for any acquisitions in fiscal years 2017 or 2016 herein, as the Company included the results of operations of each acquisition in its consolidated statement of income from the date of each acquisition.

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

The following table presents the basic and diluted weighted-average shares outstanding for each period presented:

	Three Months Ended December 31,
	2016	2015

Weighted-average common shares outstanding, basic	59,943,264	58,972,913
Effect of dilutive securities:
Stock options	649,644	748,678
Restricted stock units	400,172	240,442
Weighted-average common shares outstanding, diluted	60,993,080	59,962,033

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income per share because the effect was either anti-dilutive or the requisite performance conditions were not met.

	Three Months Ended December 31,
	2016	2015
Stock options	561,741	679,995
Restricted stock units	247,559	88,407

5.	Stockholders’ Equity

The following table presents the activity included in stockholders’ equity during the three months ended December 31, 2016 (in thousands, except share amounts):

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance as of September 30, 2016	59,890,885	$598	$694,564	$647,322	$(18,657)	$1,323,827
Issuance of common stock, net of shares withheld for taxes	139,631	2	3,162	-	-	3,164
Stock-based compensation	-	-	3,816	-	-	3,816
Other comprehensive income	-	-	-	-	(1,393)	(1,393)
Net income	-	-	-	20,430	-	20,430
Balance as of December 31, 2016	60,030,516	$600	$701,542	$667,752	$(20,050)	$1,349,844

Common and Preferred Stock

The Company is authorized to issue 100 million shares of common stock and 5 million shares of preferred stock. As of December 31, 2016, September 31, 2016, and December 31, 2015 there were 60,030,516, 59,890,885 and 59,192,132 shares of common stock issued and outstanding, respectively, and no preferred stock outstanding as of any period end.

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

The following table summarizes the components of and changes in accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance as of September 30, 2016	$(18,269)	$(388)	$(18,657)
Other comprehensive loss before reclassifications	(1,652)	-	(1,652)
Reclassifications out of other comprehensive loss	-	259	259
Balance as of December 31, 2016	$(19,921)	$(129)	$(20,050)

6. Stock-based Compensation

On February 9, 2016, the shareholders of the Company approved the Amended and Restated Beacon Roofing Supply, Inc. 2014 Stock Plan (the “2014 Plan”). The 2014 Plan provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights (“SARs”) for up to 5,000,000 shares of common stock to selected employees and non-employee directors. The 2014 Plan mandates that all forfeited, expired, and withheld shares, including those from the predecessor plans, be returned to the 2014 Plan and made available for issuance. As of December 31, 2016, there were 4,187,115 shares of common stock available for issuance.

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

The fair values of the options granted during the three months ended December 31, 2016 were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.97%
Expected volatility	28.83%
Expected life (in years)	5.30
Dividend yield	—

The following table summarizes all stock option activity for the period presented (in thousands, except share, per share, and time period amounts):

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]

Balance as of September 30, 2016	2,312,789	$25.55	6.3	$38,225
Granted	245,818	47.40
Exercised	(123,890)	23.75
Canceled	(4,147)	26.92
Balance as of December 31, 2016	2,430,570	$27.85	6.5	$44,620
Vested and expected to vest after December 31, 2016	2,343,728	$27.65	6.4	$43,465
Exercisable as of December 31, 2016	1,685,273	$24.76	5.3	$35,922

1 Aggregate intrinsic value as represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement

During the three months ended December 31, 2016 and 2015, the Company recorded stock-based compensation expense related to stock options of $1.3 million and $6.1 million, respectively. As of December 31, 2016, there was $5.5 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

The following table summarizes additional information on stock options for the period presented (in thousands, except per share amounts):

	Three Months Ended December 31,
	2016	2015

Weighted-average fair value of stock options granted	$11.14	$12.89
Total fair value of stock options vested	4,884	10,091
Total intrinsic value of stock options exercised	2,750	6,970

Restricted Stock Units

Restricted stock unit (“RSU”) awards granted to employees are subject to continued employment and generally vest after three years. The Company also grants certain RSU awards to management that contain an additional vesting condition tied directly to a defined performance metric for the Company. The actual number of RSUs that will vest can range from 0% to 150% of the grant, depending upon actual Company performance below or above the target level. The Company estimates performance in relation to the established target when determining the projected number of RSUs that will vest and calculating the compensation cost related to these awards.

RSUs granted to non-employee directors are subject to continued service and vest after one year (except under certain conditions). Generally, the common shares underlying the RSUs are not eligible for distribution until the director’s service on the Board has terminated. For non-employee director RSU grants made prior to fiscal year 2014, the share distribution date is six months after the director’s termination of service on the board. Beginning in fiscal year 2016, non-employee directors holding common stock and outstanding vested unexercised/unsettled equity awards with a fair value that is greater than or equal to five times the annual cash retainer may elect to have future grants settle simultaneously with vesting.

The following table summarizes all restricted stock unit activity for the period presented:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of September 30, 2016	705,434	$34.55
Granted	251,146	47.40
Released	(24,283)	36.09
Forfeited	(70,360)	36.69
Balance as of December 31, 2016	861,937	$38.08
Vested and expected to vest after December 31, 2016	861,697	$38.08

During the three months ended December 31, 2016 and 2015, the Company recorded stock-based compensation expense related to restricted stock units of $2.5 million and $1.1 million, respectively. As of December 31, 2016, there was $19.4 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.4 years.

The following table summarizes additional information on RSUs for the period presented (in thousands):

	Three Months Ended December 31,
	2016	2015

Total fair value of RSUs released	$876	$6
Total intrinsic value of RSUs released	1,093	7

7.	Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill for the Company during the three months ended December 31, 2016 and 2015, respectively (in thousands):

Balance at September 30, 2015	$496,415
Acquisition of RSG	617,715
Other acquisitions	50,709
Translation and other adjustments	(2,728)
Balance at December 31, 2015	$1,162,111

Balance at September 30, 2016	$1,197,565
Acquisitions	774
Translation and other adjustments	(789)
Balance at December 31, 2016	$1,197,550

The change in the carrying amount of goodwill for the three months ended December 31, 2016 and 2015 is primarily attributable to the Company’s acquisitions finalized during the respective periods presented (see Note 3).

Intangible Assets

In connection with transactions finalized in the first quarter of 2017 and fiscal year 2016, the Company recorded intangible assets of $0.4 million (all customer relationships) and $442.6 million ($375.0 million of customer relationships, $4.3 million of amortizable trademarks, and $63.3 million of indefinite-lived trademarks) , respectively. Intangible assets consisted of the following (in thousands, except time period amounts):

	December 31, 2016	September 30, 2016	December 31, 2015	Weighted- Average Remaining Life[1] (Years)
Amortizable intangible assets:
Non-compete agreements	$2,824	$3,324	$2,824	3.74
Customer relationships	567,157	566,964	542,187	18.07
Trademarks	5,900	5,400	1,100	7.08
Beneficial lease arrangements	960	960	610	10.55
Total amortizable intangible assets	576,841	576,648	546,721
Less: Accumulated amortization	(205,681)	(185,674)	(132,294)
Total amortizable intangible assets, net	$371,160	$390,974	$414,427
Indefinite lived trademarks	73,050	73,050	73,050
Total intangibles, net	$444,210	$464,024	$487,477

1 As of December 31, 2016

For the three month periods ended December 31, 2016 and 2015, we recorded $20.1 million and $15.1 million of amortization expense relating to the above-listed intangible assets, respectively. The intangible asset lives range from 1 to 20 years and have a weighted-average remaining life of 17.9 years as of December 31, 2016.

The following table presents the estimated annual amortization expense for these intangible assets (in thousands):

Year Ending September 30,
2017 (Jan - Sept)	$59,098
2018	64,870
2019	52,747
2020	42,587
2021	33,856
Thereafter	118,002
$371,160

8.	Financing Arrangements

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

The following table summarizes all financing arrangements the Company has entered into (in thousands):

	December 31,	September 30,	December 31,
	2016	2016	2015
Senior Secured Credit Facility
Revolving Lines of Credit:
U.S. Revolver, expires October 1, 2020 [1]	$330,445	$355,087	$336,000
Canadian Revolver, expires October 1, 2020[2]	2,234	4,574	7,225
Term Loan, matures October 1, 2022[3]	435,647	436,380	437,298
Total borrowings under Senior Secured Credit Facility	768,326	796,041	780,523
Less: current portion	(4,500)	(4,500)	(4,500)
Total long-term borrowings under Senior Secured Credit Facility	$763,826	$791,541	$776,023

Senior Notes
Senior Notes, matures October 2023[4]	291,369	291,049	290,021
Less: current portion	-	-	-
Total long-term borrowings under Senior Notes	$291,369	$291,049	$290,021

Equipment Financing Facilities and Other
Equipment financing facilities, various maturities through September 2021[5]	$19,188	$20,419	$24,121
Capital lease obligations, various maturities through November 2021[6]	23,837	25,013	26,073
Total obligations under equipment financing facilities and other	43,025	45,432	50,194
Less: current portion	(10,110)	(10,311)	(9,787)
Total long-term obligations under equipment financing facilities and other	$32,915	$35,121	$40,407

1 - Effective rates on borrowings are 3.13% as of December 31, 2016; 2.90% as of September 30, 2016 and December 31, 2015

2 - Effective rates on borrowings are 3.20% as of December 31, 2016, September 30, 2016, and December 31, 2015

3 - Interest rate of 3.71% as of December 31, 2016; 3.50% as of September 30, 2016; 4.00% as of December 31, 2015

4 - Interest rate of 6.38% as of December 31, 2016, September 30, 2016 and December 31, 2015

5 - Fixed interest rates ranging from 2.33% to 3.25% as of December 31, 2016 and September 30, 2016; 2.33% to 4.49% as of December 31, 2015

6 - Fixed interest rates ranging from 2.72% to 10.39% as of December 31, 2016, September 30, 2016, and December 31, 2015

Asset-based Line of Credit Facility (“ABL Facility”)

On October 1, 2015, the Company entered into a $700 million ABL Facility with Wells Fargo Bank, N.A. and a syndicate of other lenders. This ABL Facility consists of revolving loans in both the United States (“U.S. Revolver”) in the amount of $670 million and Canada (“Canada Revolver”) in the amount of $30 million. The ABL Facility has a maturity date of October 1, 2020. The U.S. Revolver has various tranches of borrowings, bearing interest at rates ranging from 2.02% to 4.00%. The effective rate of these borrowings is 3.13% and is paid monthly. As of December 31, 2016, the outstanding balance on the U.S. Revolver and Canada Revolvers, net of debt issuance fees, was $332.7 million. The U.S. Revolver also has outstanding standby letters of credit in the amount of $12.6 million as of December 31, 2016. Current unused commitment fees on the revolving credit facilities are 0.25% per annum.

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

On September 16, 2016, the Company refinanced its Term Loan, lowering the LIBOR floor by 25 basis points and lowering the spread by 25 basis points. As a result of the refinancing, the Company wrote off $1.6 million of debt issuance costs in interest expense. As of December 31, 2016, the outstanding balance on the Term Loan, net of debt issuance fees, was $435.6 million. The Term Loan is guaranteed jointly and severally and fully and unconditionally by the Company’s active United States subsidiary.

Senior Notes

The Company also raised $300.0 million by issuing 8 year senior notes due 2023 (the “Senior Notes”), having a coupon rate of 6.38% per annum, payable semi-annually in arrears beginning April 1, 2016. There are early payment provisions in the Senior Note indenture in which the Company would be subject to “make whole” provisions. Management anticipates repaying the notes at the maturity date of October 1, 2023. As of December 31, 2016 the outstanding balance on the Senior Notes, net of debt issuance fees, was $291.4 million. The Senior Notes are guaranteed jointly and severally and fully and unconditionally by the Company’s active United States subsidiary.

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

For the three months ended December 31, 2016 and 2015, rent expense was $14.2 million and $16.1 million, respectively. Sublet income was immaterial for each of these periods.

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

10.	Geographic Data

The following table summarizes certain geographic information for the periods presented (in thousands):

	Three Months Ended December 31,
	2016	2015
Net sales
U.S.	$960,235	$931,343
Canada	41,949	45,137
Total net sales	$1,002,184	$976,480

	December 31,	September 30,	December 31,
	2016	2016	2015
Long-lived assets
U.S.	$507,295	$527,680	$579,649
Canada	12,716	13,374	11,618
Total long-lived assets	$520,011	$541,054	$591,267

11.	Fair Value Measurement

As of December 31, 2016, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) as of December 31, 2016, the fair value of the Company’s $300.0 million Senior Notes was $320.6 million. As of December 31, 2016, the fair value of the Company’s Senior Secured Credit Facility approximated the amount outstanding. The Company estimates the fair value of its Senior Secured Credit Facility by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

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

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$83,617	$3,606	$(13,952)	$73,271
Accounts receivable, net	-	467,093	24,162	(1,357)	489,898
Inventories, net	-	503,834	24,875	-	528,709
Prepaid expenses and other current assets	2,651	199,305	7,695	-	209,651
Total current assets	2,651	1,253,849	60,338	(15,309)	1,301,529

Intercompany receivable, net	-	900,545	-	(900,545)	-
Investments in consolidated subsidiaries	2,915,905	-	-	(2,915,905)	-
Deferred income taxes, net	58,561	-	-	(58,561)	-
Property and equipment, net	5,250	132,482	9,608	-	147,340
Goodwill	-	1,168,575	28,975	-	1,197,550
Intangibles, net	-	441,101	3,109	-	444,210
Other assets, net	1,243	268	-	-	1,511

Total Assets	$2,983,610	$3,896,820	$102,030	$(3,890,320)	$3,092,140

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$26,354	$313,647	$12,145	$(15,309)	$336,837
Accrued expenses	20,510	141,266	4,703	-	166,479
Current portions of long-term debt	4,500	10,110	-	-	14,610
Total current liabilities	51,364	465,023	16,848	(15,309)	517,926

Intercompany payable, net	859,886	-	40,659	(900,545)	-
Borrowings under revolving lines of credit, net	-	330,444	2,235	-	332,679
Long-term debt, net	722,516	-	-	-	722,516
Deferred income taxes, net	-	194,555	266	(58,561)	136,260
Long-term obligations under equipment financing and other, net	-	32,869	46	-	32,915
Total liabilities	1,633,766	1,022,891	60,054	(974,415)	1,742,296

Total stockholders' equity	1,349,844	2,873,929	41,976	(2,915,905)	1,349,844

Total Liabilities and Stockholders' Equity	$2,983,610	$3,896,820	$102,030	$(3,890,320)	$3,092,140

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$37,447	$2,876	$(8,937)	$31,386
Accounts receivable, net	-	593,395	34,710	(1,140)	626,965
Inventories, net	-	460,516	20,220	-	480,736
Prepaid expenses and other current assets	3,527	153,681	5,895	-	163,103
Total current assets	3,527	1,245,039	63,701	(10,077)	1,302,190

Intercompany receivable, net	-	878,931	-	(878,931)	-
Investments in consolidated subsidiaries	2,891,677	-	-	(2,891,677)	-
Deferred income taxes, net	59,567	-	-	(59,567)	-
Property and equipment, net	4,626	133,897	10,046	-	148,569
Goodwill	-	1,167,905	29,660	-	1,197,565
Intangibles, net	-	460,696	3,328	-	464,024
Other assets, net	1,242	269	-	-	1,511

Total Assets	$2,960,639	$3,886,737	$106,735	$(3,840,252)	$3,113,859

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$26,630	$329,895	$14,467	$(10,077)	$360,915
Accrued expenses	42,594	114,016	4,503	-	161,113
Current portions of long-term obligations	4,500	10,311	-	-	14,811
Total current liabilities	73,724	454,222	18,970	(10,077)	536,839

Intercompany payable, net	840,159	-	38,772	(878,931)	-
Borrowings under revolving lines of credit, net	-	355,087	4,574	-	359,661
Long-term debt, net	722,929	-	-	-	722,929
Deferred income taxes, net	-	194,556	493	(59,567)	135,482
Long-term obligations under equipment financing and other, net	-	35,074	47	-	35,121
Total liabilities	1,636,812	1,038,939	62,856	(948,575)	1,790,032

Total stockholders' equity	1,323,827	2,847,798	43,879	(2,891,677)	1,323,827

Total Liabilities and Stockholders' Equity	$2,960,639	$3,886,737	$106,735	$(3,840,252)	$3,113,859

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$35,829	$8,754	$(12,373)	$32,210
Accounts receivable, net	-	466,415	23,378	(621)	489,172
Inventories, net	-	447,120	18,943	-	466,063
Prepaid expenses and other current assets	4,232	139,726	6,426	-	150,384
Total current assets	4,232	1,089,090	57,501	(12,994)	1,137,829

Intercompany receivable, net	-	824,837	-	(824,837)	-
Investments in consolidated subsidiaries	2,719,051	-	-	(2,719,051)	-
Deferred income taxes, net	19,032	-	160	(19,192)	-
Property and equipment, net	2,687	134,935	7,985	-	145,607
Goodwill	-	1,134,000	28,111	-	1,162,111
Intangibles, net	-	483,844	3,633	-	487,477
Other assets, net	1,232	38	-	-	1,270

Total Assets	$2,746,234	$3,666,744	$97,390	$(3,576,074)	$2,934,294

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,364	$333,072	$7,763	$(12,994)	$347,205
Accrued expenses	1,511	144,611	5,425	-	151,547
Current portions of long-term obligations	4,500	9,787	-	-	14,287
Total current liabilities	25,375	487,470	13,188	(12,994)	513,039

Intercompany payable, net	786,773	-	38,064	(824,837)	-
Borrowings under revolving lines of credit	-	336,000	7,225	-	343,225
Long-term debt, net	722,888	-	-	-	722,888
Deferred income taxes, net	-	119,855	4	(19,192)	100,667
Long-term obligations under equipment financing and other, net	45	43,222	55	-	43,322
Total liabilities	1,535,081	986,547	58,536	(857,023)	1,723,141

Total stockholders' equity	1,211,153	2,680,197	38,854	(2,719,051)	1,211,153

Total Liabilities and Stockholders' Equity	$2,746,234	$3,666,744	$97,390	$(3,576,074)	$2,934,294

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Three Months Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net sales	$-	$960,235	$41,949	$-	$1,002,184
Cost of products sold	-	718,534	32,583	-	751,117
Gross profit	-	241,701	9,366	-	251,067
Operating expense	8,646	187,073	8,391	-	204,110
Intercompany charges (income)	(11,953)	11,399	554	-	-
Income from operations	3,307	43,229	421	-	46,957
Interest expense, financing costs, and other	15,354	(2,545)	765	-	13,574
Intercompany interest expense (income)	(5,593)	5,593	-	-	-
Income (loss) before provision for income taxes	(6,454)	40,181	(344)	-	33,383
Provision for (benefit from) income taxes	(2,854)	15,902	(95)	-	12,953
Income before equity in net income of subsidiaries	(3,600)	24,279	(249)	-	20,430
Equity in net income of subsidiaries	24,030	-	-	(24,030)	-
Net income	$20,430	$24,279	$(249)	$(24,030)	$20,430

Weighted-average common stock outstanding:
Basic					59,943,264
Diluted					60,993,080

Net income per share:
Basic					$0.34
Diluted					$0.33

	Three Months Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net sales	$-	$931,484	$45,137	$(141)	$976,480
Cost of products sold	-	708,383	35,050	(141)	743,292
Gross profit	-	223,101	10,087	-	233,188
Operating expenses	31,172	167,014	8,158	-	206,344
Intercompany charges (income)	(7,847)	7,186	661	-	-
Income (loss) from operations	(23,325)	48,901	1,268	-	26,844
Interest expense, financing costs, and other	9,874	6,238	144	-	16,256
Intercompany interest expense (income)	(3,926)	3,537	389	-	-
Income (loss) before provision for income taxes	(29,273)	39,126	735	-	10,588
Provision for (benefit from) income taxes	(9,732)	13,007	195	-	3,470
Income before equity in net income of subsidiaries	(19,541)	26,119	540	-	7,118
Equity in net income of subsidiaries	26,659	-	-	(26,659)	-
Net income	$7,118	$26,119	$540	$(26,659)	$7,118

Weighted-average common stock outstanding:
Basic					58,972,913
Diluted					59,962,033

Net income per share:
Basic					$0.12
Diluted					$0.12

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net income	$20,430	$24,279	$(249)	$(24,030)	$20,430
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,652)	-	(1,652)	1,652	(1,652)
Total other comprehensive income (loss)	(1,652)	-	(1,652)	1,652	(1,652)
Comprehensive income (loss)	$18,778	$24,279	$(1,901)	$(22,378)	$18,778

	Three Months Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net income	$7,118	$26,119	$540	$(26,659)	$7,118
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,469)	-	(2,469)	2,469	(2,469)
Total other comprehensive income (loss)	(2,469)	-	(2,469)	2,469	(2,469)
Comprehensive income (loss)	$4,649	$26,119	$(1,929)	$(24,190)	$4,649

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Three Months Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net cash provided by (used in) operating activities	$(18,908)	$100,962	$1,084	$(5,015)	$78,123

Investing Activities
Purchases of property and equipment	(1,006)	(6,073)	(201)	-	(7,280)
Acquisition of businesses	(1,850)	-	-	-	(1,850)
Proceeds from the sale of assets	-	388	12	-	400
Intercompany activity	19,726	-	-	(19,726)	-
Net cash provided by (used in) investing activities	16,870	(5,685)	(189)	(19,726)	(8,730)

Financing Activities
Borrowings under revolving lines of credit	-	352,807	2,250	-	355,057
Repayments under revolving lines of credit	-	(377,896)	(4,499)	-	(382,395)
Repayments under term loan	(1,125)	-	-	-	(1,125)
Borrowings under equipment financing facilities and other	-	1,010	-	-	1,010
Repayments under equipment financing facilities and other	-	(3,415)	-	-	(3,415)
Proceeds from issuance of common stock	3,460	-	-	-	3,460
Taxes paid related to net share settlement of equity awards	(297)	-	-	-	(297)
Intercompany activity	-	(21,613)	1,887	19,726	-
Net cash provided by (used in) financing activities	2,038	(49,107)	(362)	19,726	(27,705)

Effect of exchange rate changes on cash and cash equivalents	-	-	197	-	197

Net increase (decrease) in cash and cash equivalents	-	46,170	730	(5,015)	41,885
Cash and cash equivalents, beginning of period	-	37,447	2,876	(8,937)	31,386
Cash and cash equivalents, end of period	$-	$83,617	$3,606	$(13,952)	$73,271

	Three Months Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net cash provided by (used in) operating activities	$(49,989)	$98,053	$4,778	$(8,167)	$44,675

Investing Activities
Purchases of property and equipment	(566)	(1,578)	(9)	-	(2,153)
Acquisition of businesses	(941,156)	-	-	-	(941,156)
Proceeds from the sale of assets	-	229	-	-	229
Intercompany activity	436,866	-	-	(436,866)	-
Net cash used in investing activities	(504,856)	(1,349)	(9)	(436,866)	(943,080)

Financing Activities
Borrowings under revolving lines of credit	-	878,947	11,181	-	890,128
Repayments under revolving lines of credit	-	(534,470)	(14,908)	-	(549,378)
Borrowings under term loan	450,000	-	-	-	450,000
Repayments under term loan	(186,750)	-	-	-	(186,750)
Borrowings under Senior Notes	300,000	-	-	-	300,000
Repayments under equipment financing facilities and other	-	(1,367)	-	-	(1,367)
Payment of deferred financing costs	(18,890)	(8,923)	-	-	(27,813)
Proceeds from issuance of common stock	8,984	-	-	-	8,984
Excess tax benefit from stock-based compensation	1,501	-	-	-	1,501
Intercompany activity	-	(437,878)	1,012	436,866	-
Net cash provided by (used in) financing activities	554,845	(103,691)	(2,715)	436,866	885,305

Effect of exchange rate changes on cash and cash equivalents	-	-	(351)	-	(351)

Net increase (decrease) in cash and cash equivalents	-	(6,987)	1,703	(8,167)	(13,451)
Cash and cash equivalents, beginning of period	-	42,816	7,051	(4,206)	45,661
Cash and cash equivalents, end of period	$-	$35,829	$8,754	$(12,373)	$32,210

13.	Subsequent Events

On January 3, 2017, the Company purchased certain assets of American Building and Roofing, Inc., a distributor of mainly residential roofing and related building products with 7 branches operating in Washington and annual sales of approximately $36 million.

On January 9, 2017, the Company purchased certain assets of Eco Insulation Supply, a distributor of insulation and related accessories with 1 branch operating in Connecticut and annual sales of approximately $8 million.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis included in our 2016 Annual Report on Form 10-K and our condensed consolidated financial statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2017” refer to the three month period ended December 31, 2016 being discussed and references to “2016” refer to the three month period ended December 31, 2015 being discussed. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Overview

We are the largest publicly traded distributor of residential and non-residential roofing materials in the United States and Canada. We also distribute complementary building products, including siding, windows, specialty exterior building products, insulation, and waterproofing systems for residential and non-residential building exteriors. We are among the oldest and most established distributors in the industry. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of contractors and, to a lesser extent, general contractors, retailers, and building materials suppliers.

As of December 31, 2016, we operated 365 branches in 47 states throughout the United States and 6 provinces in Canada. We stock one of the most extensive assortments of high quality branded products in the industry, with over 46,000 SKUs available across our branch network, enabling us to deliver products to serve nearly 67,000 customers on a timely basis. For 2016, approximately 96% of our net sales came from customers located in the United States.

Effective execution of both the sales and operating plans enables us to grow beyond the relative strength of the residential and non-residential roofing markets we serve. Our business model is a bottom-up approach, where each of our branches uses its regional knowledge and experience to assist with the development of a marketing plan and stocking a product mix that is best suited for its respective market. Local alignment with overall strategic goals provides the foundation for significant ownership of results at the branch level.

Our distinctive operational model combined with significant branch level autonomy differentiates us from the competition. We provide our customers with value-added services, including, but not limited to, job site delivery, custom designed tapered roofing systems, metal fabrication, and trade credit. We consider customer relations and our employees' knowledge of roofing and exterior building materials to be vital to our ability to increase customer loyalty and maintain customer satisfaction. Our customers’ business success can be enhanced when they are supported by our efficient and effective distribution network. We invest significant resources in professional development, management skills, product knowledge and operational proficiency. We pride ourselves on providing these capabilities developed on a foundation of continuous improvement driving service excellence, productivity and efficiencies.

We seek opportunities to expand our business operations through both acquisitions and organic growth (by opening branches, growing sales with existing customers, adding new customers and introducing new products). Our main acquisition strategy is to target market leaders who do business in geographic areas that we currently do not service or that complement our existing regional operations. The following highlights our recent success in delivering on our growth strategy:

•	Acquisition Growth:

-	On December 16, 2016, the Company purchased certain assets of BJ Supply Company, a distributor of roofing and related building products with 1 branch serving Pennsylvania and New Jersey and annual sales of $4 million.

-	On October 1, 2015, we completed our acquisition of Roofing Supply Group ("RSG"), a leading roofing products distributor, in a cash and stock transaction valued at approximately $1.17 billion. Completion of the RSG acquisition strengthened our position as the largest publicly traded roofing materials and related products distributor in the U.S., with approximately $3.71 billion in combined pro forma net sales at the time of the acquisition. The RSG Acquisition has provided us the opportunity to create a stronger roofing distribution company built upon the foundation of two strong, growing distribution platforms with an extensive national footprint and continued growth potential. On the date of the acquisition, RSG operated 85 branches across 25 states, with 300 to 2,200 SKUs per branch. This acquisition has allowed us to expand our product offerings and increase our cross selling opportunities while maintaining our standards for exceptional customer service and roofing expertise.

-	We finalized seven additional strategic acquisitions in fiscal year 2016, acquiring 42 branches that significantly enhanced our geographic footprint, particularly in the Southern, Western, and Pacific Northwest regions of the United States:

o	On December 1, 2015, we purchased certain assets of RCI Roofing Supply, a distributor of residential and commercial roofing and related products with 5 branches operating in Nebraska, Iowa and Colorado and annual sales of approximately $23 million.

o	On December 18, 2015, we acquired 100% of the equity interests of Roofing and Insulation Supply, a distributor primarily of residential and commercial insulation along with roofing and related products with 20 branches spanning 13 states operating across New England, the Mid-Atlantic, the Southeast, the Upper Midwest, Texas and Colorado and annual sales of approximately $70 million.

o	On December 29, 2015, we purchased certain assets of Statewide Wholesale, a distributor of residential and commercial roofing and related products with 1 branch located in Denver, Colorado and annual sales of approximately $15 million.

o	On April 1, 2016, we purchased certain assets of Atlantic Building Products, a distributor of decking, windows, siding, and related products with 2 branches operating in eastern Pennsylvania and annual sales of approximately $5 million.

o	On April 1, 2016, we purchased certain assets of Lyf-Tym Building Products, a distributor of siding, windows, gutters, vinyl railings, and related products with 6 branches operating in North Carolina and Virginia and annual sales of approximately $20 million.

o	On May 2, 2016, we purchased certain assets of Fox Brothers Company, a distributor of roofing, siding, windows, doors, and related products with 4 branches operating in Michigan and annual sales of approximately $35 million.

o	On June 1, 2016, we acquired 100% of the equity interests of Woodfeathers, Inc., a distributor of primarily residential roofing and related products with 4 branches operating in Oregon and Washington and annual sales of approximately $30 million.

Results of Operations

Comparison of the Three Months Ended December 31, 2016 and 2015

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended December 31,
	2016	2015
	(In thousands)

Net sales	$1,002,184	$976,480
Cost of products sold	751,117	743,292
Gross profit	251,067	233,188
Operating expense	204,110	206,344
Income from operations	46,957	26,844
Interest expense, financing costs, and other	13,574	16,256
Income before provision for income taxes	33,383	10,588
Provision for income taxes	12,953	3,470
Net income	20,430	7,118

	Three Months Ended December 31,
	2016	2015
	% of Net Sales

Net sales	100.0%	100.0%
Cost of products sold	74.9%	76.1%
Gross profit	25.1%	23.9%
Operating expense	20.4%	21.1%
Income from operations	4.7%	2.8%
Interest expense, financing costs, and other	1.4%	1.7%
Income before provision for income taxes	3.3%	1.1%
Provision for income taxes	1.3%	0.4%
Net income	2.0%	0.7%

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

As of December 31, 2016, we had a total of 365 branches in operation. Our existing market calculations include 323 branches and exclude 42 branches because they were acquired after the start of the first quarter of fiscal year 2016. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

The following table presents a summary of our results of operations for the periods presented, broken down by existing markets and acquired markets:

	Existing Markets		Acquired Markets		Consolidated
	Three Months Ended December 31,
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)

Net sales	$955,103	$973,516	$47,081	$2,964	$1,002,184	$976,480

Gross profit	$237,257	$232,459	$13,810	$729	$251,067	$233,188
Gross margin	24.8%	23.9%	29.3%	24.6%	25.1%	23.9%

Operating expense (1)	$191,075	$205,471	$13,035	$873	$204,110	$206,344
Operating expense as a % of net sales	20.0%	21.1%	27.7%	29.5%	20.4%	21.1%

Operating income (loss)	$46,182	$26,988	$775	$(144)	$46,957	$26,844
Operating margin	4.8%	2.8%	1.6%	-4.9%	4.7%	2.7%

[1]	During 2017 and 2016, we recorded amortization expense related to intangible assets recorded under purchase accounting of $20.1 million ($2.7 million from acquired markets) and $15.1 million (none from acquired markets), respectively. In addition, existing market operating expense for 2017 and 2016 included non-recurring charges of $9.1 million ($5.6 million, net of taxes) and $25.7 million ($15.3 million, net of taxes) for the recognition of certain charges related to acquisitions completed in fiscal years 2016 and 2017 (none from acquired markets).

Net Sales

Consolidated net sales increased $25.7 million, or 2.6%, to $1.00 billion in 2017 from $976.5 million in 2016. Existing market sales decreased $18.4 million, or 1.9% over the same comparative period. We believe the decrease in our 2017 existing market sales was influenced primarily by the following factors:

•	unfavorable weather conditions, primarily affecting overall demand in our West region and commercial product demand in our Midwest, Northeast and Southeast regions;

•	lower average selling prices; and

•	one less selling day;

partially offset by:

•	increased residential product demand

•	higher re-roofing demand tied to Spring 2016 storm activity across the Southwest region

Net sales within our acquired markets were $47.1 million in 2017, a significant increase from 2016 due to the sales impact from the acquisitions completed during 2016. In 2016, we acquired a total of 111 branches and closed 29 branches. Closures were primarily a result of facility consolidations due to the acquisitions.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices in existing markets declined 1-2% in 2017 compared to 2016, driven primarily by declines in residential and non-residential selling prices which were both down approximately 1-2% year-over-year. The average selling prices of complementary products decreased less than 1% year-over-year. During the same period, net product costs for complementary products remained relatively flat, while residential and non-residential net product costs decreased approximately 1-2% year-over-year. In 2017, we continue to experience an overall increase in gross margins due to a shift in sales mix to higher-margin residential products.

Existing markets net sales by geographical region increased (decreased) from 2016 to 2017 as follows: Northeast (12.0)%; Mid-Atlantic 6.0%; Southeast 3.0%; Southwest 14.1%; Midwest (2.2)%; West (25.6)%; and Canada (7.1)%. These variations were primarily caused by short-term factors such as local market conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

	Three Months Ended December 31,
	2016		2015		Change
	Net Sales	%	Net Sales	%	$	%
	(Dollars in thousands)

Residential roofing products	$516,721	54.1%	$493,054	50.6%	$23,667	4.8%
Non-residential roofing products	310,452	32.5%	348,257	35.8%	(37,805)	-10.9%
Complementary building products	127,930	13.4%	132,205	13.6%	(4,275)	-3.2%
Total existing market sales	$955,103	100.0%	$973,516	100.0%	$(18,413)	-1.9%

For 2017, our acquired markets recognized sales of $12.7 million, $1.4 million and $33.0 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The combination of our 2017 existing market sales of $955.1 million plus the sales from acquired markets of $47.1 million equals our total 2017 sales of $1.00 billion. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit and gross margin for our consolidated and existing markets were as follows:

	Three Months Ended December 31,		Change[1]
	2016	2015	$	%
	(Dollars in thousands)

Gross profit - consolidated	$251,067	$233,188	$17,879	7.7%
Gross profit - existing markets	237,257	232,459	4,798	2.1%
Gross profit - acquired markets	13,810	729

Gross margin - consolidated	25.1%	23.9%	N/A	1.2%
Gross margin - existing markets	24.8%	23.9%	N/A	0.9%

1 Percentage changes for dollar amounts represents the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points

Our existing market gross profit increased $4.8 million, or 2.1%, to $237.3 million in 2017, and gross profit within our acquired markets was $13.8 million for the same period. Our overall gross margins improved to 25.1% in 2017, mainly due to a favorable shift in sales mix to residential products. Gross margins within our existing markets for 2017 increased to 24.8%.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expense) compared to our warehouse sales, represented 14.1% and 15.0% of our net sales in 2017 and 2016, respectively. We believe variations in direct sales activity to be primarily caused by short-term factors such as local market conditions, weather conditions and storm activity. None of these variations were driven by material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expense

Operating expense for consolidated and existing markets was as follows:

	Three Months Ended December 31,		Change[1]
	2016	2015	$	%
	(Dollars in thousands)

Operating expense - consolidated	$204,110	$206,344	$(2,234)	-1.1%
Operating expense - existing markets	191,075	205,471	(14,396)	-7.0%
Operating expense - acquired markets	13,035	873

Operating expense as a % of net sales - consolidated	20.4%	21.1%	N/A	-0.7%
Operating expense as a % of net sales - existing markets	20.0%	21.1%	N/A	-1.1%

1 Percentage changes for dollar amounts represents the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points

Operating expense in our existing markets decreased by $14.4 million, or 7.0% in 2017, to $191.1 million, as compared to $205.5 million in 2015, while operating expense within our acquired markets was $13.0 million in 2017. The following factors were the leading causes of the decrease in operating expense in our existing markets:

•	a decrease in payroll, employee benefits costs, and stock compensation expense of $10.9 million due to additional compensation costs recognized in 2016 as a result of the RSG acquisition; and

•	a decrease in general and administrative, selling, warehouse and other expenses of $4.2 million due to the continued realization of cost synergies and consolidation of certain branches related to recent acquisitions.

partially offset by:

•	an increase in depreciation and amortization of $1.5 million due to the increase in intangible assets stemming from our fiscal year 2016 acquisitions

During 2017 and 2016, we recorded amortization expense related to the intangible assets recorded under purchase accounting within our existing markets of $17.5 million and $15.1 million, respectively. Our existing markets operating expense as a percentage of the related net sales in 2017 was 20.0%, compared to 21.1% in 2016.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $13.6 million in 2017, as compared to $16.3 million in 2016. The primary driver of the decrease is a lower interest rate from the September 2016 refinancing of our Term Loan and the decrease in outstanding debt as a result of recent principal payments.

Income Taxes

Provision for income taxes was $13.0 million in 2017, as compared to $3.5 million in 2016. The increase was primarily due to a $22.8 million increase in pre-tax net income for the comparative periods.

Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we prepare certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), specifically:

•	Adjusted Net Income/Adjusted EPS
•	Adjusted EBITDA

We define Adjusted Net Income as net income that excludes all non-recurring costs and the incremental amortization of intangibles related to acquisitions completed in fiscal years 2016 and 2017. Adjusted net income per share (“Adjusted EPS”) is calculated by dividing the Adjusted Net Income for the period by the weighted-average diluted shares outstanding for the period.

We define Adjusted EBITDA as net income plus interest expense (net of interest income), income taxes, depreciation and amortization, adjustments to contingent consideration, stock-based compensation and non-recurring acquisition costs from acquisitions completed in fiscal years 2016 and 2017. EBITDA is a measure commonly used in the distribution industry.

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

The following tables present a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income/Adjusted EPS and Adjusted EBITDA for each of the periods indicated (in thousands, except per share amounts):

Adjusted Net Income/Adjusted EPS

	Three Months Ended December 31,
	2016		2015
	Amount	Per Share	Amount	Per Share
Net income	$20,430	$0.33	$7,118	$0.12
Company adjustments, net of income taxes:
Acquisition costs[1]	6,537	0.11	17,561	0.29
Adjusted Net Income	$26,967	$0.44	$24,679	$0.41

1 Acquisition costs reflect total non-recurring charges and the incremental amortization of intangibles related to acquisitions completed in fiscal years 2016 and 2017, net of $4.1 million and $12.0 million in tax for 2017 and 2016, respectively.

Adjusted EBITDA

	Three Months Ended December 31,
	2016	2015
Net Income	$20,430	$7,118
Acquisition costs[1]	1,160	15,702
Interest expense, net	13,239	16,256
Income taxes	12,953	3,470
Depreciation and amortization	28,425	23,671
Stock-based compensation	3,816	7,179
Adjusted EBITDA	$80,023	$73,396

Adjusted EBITDA as a % of net sales	8.0%	7.5%

1 Acquisition costs reflect all non-recurring charges related to acquisitions completed in fiscal years 2016 and 2017 (excluding the impact of tax) that are not embedded in other balances of the table. Certain portions of the total acquisition costs incurred are included in interest expense, income taxes, depreciation and amortization, and stock-based compensation.

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

	2017	2016
	Qtr 1	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(Dollars in thousands)

Net sales	$1,002,184	$976,480	$823,537	$1,152,726	$1,174,366
% of year’s sales	100.0%	23.7%	20.0%	27.9%	28.4%

Gross profit	$251,067	$233,188	$195,764	$282,075	$302,042
% of year’s gross profit	100.0%	23.0%	19.3%	27.8%	29.9%

Income (loss) from operations	$46,957	$26,844	$3,883	$78,379	$95,878
% of year’s income from operations	100.0%	13.1%	1.9%	38.2%	46.8%

Net income (loss)	$20,430	$7,118	$(5,719)	$41,126	$47,392

Net income (loss) per share - basic	$0.34	$0.12	$(0.10)	$0.69	$0.79
Net income (loss) per share - diluted	$0.33	$0.12	$(0.10)	$0.68	$0.78

Liquidity

Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business.

Our principal sources of liquidity as of December 31, 2016 were our cash and cash equivalents of $73.3 million and our available borrowings of $341.9 million under our asset based lending revolving credit facility.

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

We believe we have adequate current liquidity and availability of capital to fund our present operations, meet our commitments on our existing debt and fund anticipated growth, including expansion in existing and targeted market areas. We seek potential acquisitions from time to time and hold discussions with certain acquisition candidates. If suitable acquisition opportunities or working capital needs arise that require additional financing, we believe that our financial position and earnings history provide a sufficient base for obtaining additional financing resources at reasonable rates and terms. We may also issue additional shares of common stock or preferred stock to raise funds, which we last did with an issuance of additional common stock in December 2005.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended December 31,
	2016	2015

Net cash provided by operating activities	$78,123	$44,675
Net cash used in investing activities	(8,730)	(943,080)
Net cash provided by (used in) financing activities	(27,705)	885,305
Effect of exchange rate changes on cash and equivalents	197	(351)
Net increase (decrease) in cash and cash equivalents	$41,885	$(13,451)

Operating Activities

Our net cash provided by operating activities was $78.1 million in 2017, compared to $44.7 million provided by operating activities in 2016. Cash from operations increased $33.4 million due to an increase in net income after adjustments for non-cash items of $14.4 million and a $19.1 million decrease in the usage of working capital.

Investing Activities

Net cash used in investing activities was $8.7 million in 2017, compared to $943.1 million used in investing activities in 2016. During 2016, we spent $1.9 million on acquisitions compared to $941.2 million in 2016. Capital expenditures were $7.3 million in 2017, compared to $2.2 million in 2016.

Financing Activities

Net cash used in financing activities was $27.7 million in 2017, compared to $885.3 million provided by financing activities in 2016. The net decrease of $913.0 million was primarily due to the new financing agreements that we entered into as a result of the RSG acquisition in 2016, offset by repayments and payment of deferred financing costs. In addition, proceeds from the issuance of common stock decreased by $5.5 million to $3.5 million in 2017, as compared to $9.0 million in 2016.

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

The U.S. Revolver has various tranches of borrowings, bearing interest at rates ranging from 2.02% to 4.00%. The effective rate of these borrowings is 3.13% and is paid monthly. As of December 31, 2016, the outstanding balance on the U.S. Revolver and Canada Revolvers, net of debt issuance fees, was $332.7 million. The U.S. Revolver also has outstanding standby letters of credit in the amount of $12.6 million as of December 31, 2016. Current unused commitment fees on the revolving credit facilities are 0.25% per annum.

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

Term Loan

On October 1, 2015, we entered into a $450.0 million Term Loan Facility with Citibank N.A., and a syndicate of other lenders. The Term Loan requires quarterly principal payments in the amount of $1.1 million, with the remaining outstanding principal to be paid on its maturity date of October 1, 2022. The interest rate paid is based on a LIBOR rate (with a floor) plus a fixed spread. We have the option of selecting a LIBOR period that determines the rate at which interest can accrue on the Term Loan as well as the period in which interest payments are made. On September 16, 2016, we refinanced our Term Loan and lowered the LIBOR floor by 25 basis points and lowered the spread by 25 basis points. As a result of the refinancing we wrote off $1.6 million of debt issuance costs in interest expense. As of December 31, 2016 the outstanding balance on the Term Loan, net of debt issuance fees, was $435.6 million.

The Term Loan is guaranteed jointly and severally and fully and unconditionally by our active United States subsidiary.

Senior Notes

We also raised $300.0 million in Senior Notes, which mature on October 1, 2023. These notes bear interest at the rate of 6.38% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2016. There are early payment provisions in the Senior Note indenture in which we would be subject to “make whole” provisions. Management anticipates repaying the notes at the maturity date of October 1, 2023. As of December 31, 2016 the outstanding balance on the Senior Notes, net of debt issuance fees, was $291.4 million.

The Senior Notes are guaranteed jointly and severally and fully and unconditionally by our active United States subsidiary.

Equipment Financing Facilities and Other Financing Arrangements

As of December 31, 2016, there was a total of $19.2 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 3.25% and payments due through September 2021.

We have capital leases in the amount of $23.8 million outstanding as of December 31, 2016. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

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

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2016 Annual Report on Form 10-K have not changed materially during the three month period ended December 31, 2016.

Item 4.	Controls and Procedures

As of December 31, 2016, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")). Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1+*	Description of Executive Annual Incentive Plan

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1*	Certification pursuant to 18 U.S.C. Section 1350

101*	101.INS XBRL Instance
101.SCH XBRL Taxonomy Extension Schema
101.CAL XBRL Taxonomy Extension Calculation
101.LAB XBRL Taxonomy Extension Labels
101.PRE XBRL Taxonomy Extension Presentation
101.DEF XBRL Taxonomy Extension Definition

+  Management contract or compensatory plan/arrangement

*  Filed herewith

Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Extensible Business Reporting Language (XBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q: (i) the Consolidated Balance Sheets as of December 31, 2016; September 30, 2016; and December 31, 2015, (ii) the Consolidated Statements of Operations for the three months ended December 31, 2016 and December 31, 2015, (iii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2016 and December 31, 2015, (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and December 31, 2015, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: February 6, 2017	BY:	/s/ JOSEPH M. NOWICKI
Joseph M. Nowicki
Executive Vice President & Chief Financial Officer

