Form 10-Q
period 2017-03-31
BEACON ROOFING SUPPLY INC
filed 2017-05-05
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer ☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2017, 60,283,487 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Quarter Ended March 31, 2017

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(Unaudited; In thousands, except share and per share amounts)

	March 31,	September 30,	March 31,
	2017	2016	2016
Assets
Current assets:
Cash and cash equivalents	$10,012	$31,386	$14,841
Accounts receivable, less allowance of $17,140, $14,812 and $9,396 as of March 31, 2017, September 30, 2016 and March 31, 2016, respectively	506,386	626,965	490,850
Inventories, net	580,889	480,736	513,750
Prepaid expenses and other current assets	217,389	163,103	164,625
Total current assets	1,314,676	1,302,190	1,184,066

Property and equipment, net	156,380	148,569	147,994
Goodwill	1,228,059	1,197,565	1,160,775
Intangibles, net	439,507	464,024	472,582
Other assets, net	1,511	1,511	1,430
Total Assets	$3,140,133	$3,113,859	$2,966,847

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$486,328	$360,915	$417,994
Accrued expenses	131,264	161,113	152,692
Current portions of long-term debt	14,014	14,811	12,159
Total current liabilities	631,606	536,839	582,845

Borrowings under revolving lines of credit, net	269,124	359,661	295,690
Long-term debt, net	722,101	722,929	722,542
Deferred income taxes, net	137,495	135,482	102,878
Long-term obligations under equipment financing and other, net	30,639	35,121	42,907
Total liabilities	1,790,965	1,790,032	1,746,862

Commitments and contingencies

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 60,255,320 issued and outstanding as of March 31, 2017; 59,890,885 issued and outstanding as of September 30, 2016; 59,521,648 issued and outstanding at March 31, 2016	602	598	595
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	709,278	694,564	678,748
Retained earnings	658,396	647,322	558,804
Accumulated other comprehensive loss	(19,108)	(18,657)	(18,162)
Total stockholders' equity	1,349,168	1,323,827	1,219,985
Total Liabilities and Stockholders' Equity	$3,140,133	$3,113,859	$2,966,847

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net sales	$870,724	$823,537	$1,872,908	$1,800,017
Cost of products sold	666,247	627,773	1,417,364	1,371,065
Gross profit	204,477	195,764	455,544	428,952
Operating expense	207,533	191,881	411,643	398,225
Income (loss) from operations	(3,056)	3,883	43,901	30,727
Interest expense, financing costs, and other	12,268	13,026	25,842	29,282
Income (loss) before provision for income taxes	(15,324)	(9,143)	18,059	1,445
Provision for (benefit from) income taxes	(5,968)	(3,424)	6,985	46
Net income (loss)	$(9,356)	$(5,719)	$11,074	$1,399

Weighted-average common stock outstanding:
Basic	60,141,580	59,295,990	60,041,332	59,133,569
Diluted	60,141,580	59,295,990	61,069,938	60,077,852

Net income (loss) per share:
Basic	$(0.16)	$(0.10)	$0.18	$0.02
Diluted	$(0.16)	$(0.10)	$0.18	$0.02

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income (loss)	$(9,356)	$(5,719)	$11,074	$1,399
Other comprehensive income (loss):
Foreign currency translation adjustment	813	4,226	(839)	1,757
Total other comprehensive income (loss)	813	4,226	(839)	1,757
Comprehensive income (loss)	$(8,543)	$(1,493)	$10,235	$3,156

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(Unaudited; In thousands)

	Six Months Ended March 31,
	2017	2016

Operating Activities
Net income	$11,074	$1,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,955	47,644
Stock-based compensation	7,574	10,696
Certain interest expense and other financing costs	2,703	4,053
Gain on sale of fixed assets	(420)	(411)
Deferred income taxes	2,020	1,741
Other, net	131	(280)
Changes in operating assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	123,590	95,150
Inventories	(92,072)	(2,519)
Prepaid expenses and other assets	(53,062)	(15,815)
Accounts payable and accrued expenses	91,950	(61,006)
Net cash provided by operating activities	150,443	80,652

Investing Activities
Purchases of property and equipment	(24,231)	(11,059)
Acquisition of businesses, net	(58,359)	(941,156)
Proceeds from the sale of assets	1,285	377
Net cash used in investing activities	(81,305)	(951,838)

Financing Activities
Borrowings under revolving lines of credit	857,099	1,017,128
Repayments under revolving lines of credit	(948,470)	(724,855)
Borrowings under term loan	-	450,000
Repayments under term loan	(1,125)	(187,875)
Borrowings under Senior Notes	-	300,000
Borrowings under equipment financing facilities and other	1,579	-
Repayments under equipment financing facilities and other	(6,857)	(2,633)
Payment of deferred financing costs	-	(27,813)
Proceeds from issuance of common stock	7,840	15,391
Taxes paid related to net share settlement of equity awards	(697)	-
Excess tax benefit from stock-based compensation	-	1,630
Net cash provided by (used in) financing activities	(90,631)	840,973

Effect of exchange rate changes on cash and cash equivalents	119	(607)

Net decrease in cash and cash equivalents	(21,374)	(30,820)
Cash and cash equivalents, beginning of period	31,386	45,661
Cash and cash equivalents, end of period	$10,012	$14,841

Supplemental cash flow information
Cash paid during the period for:
Interest	$29,592	$22,210
Income taxes, net of tax refunds	36,151	13,728

During the six month period ended March 31, 2016, the Company issued Common Stock with a value of $302 million and replacement awards with a value of $5 million in connection with the acquisition of Roofing Supply Group, LLC, which are accounted for as a non-cash investing activity.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited; In thousands, except share and per share data or otherwise indicated)

1.	Company Overview

Beacon Roofing Supply, Inc. (the “Company”) was incorporated in the state of Delaware on August 22, 1997 and is the largest publicly traded distributor of residential and non-residential roofing materials and complementary building products in the United States and Canada. The Company operates its business under regional and local trade names and as of March 31, 2017 the Company serviced customers in 47 states within the United States and 6 provinces in Canada. The Company’s current material subsidiaries are Beacon Sales Acquisition, Inc., Beacon Canada, Inc. and Beacon Roofing Supply Canada Company.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Beacon Roofing Supply, Inc. (the “Company”) prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. The balance sheet as of March 31, 2016 has been presented for a better understanding of the impact of seasonal fluctuations on the Company's financial condition.

In management's opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three and six-month periods ended March 31, 2017 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2017 (“fiscal year 2017” or “2017”).

The three-month periods ended March 31, 2017 and 2016 each had 64 business days and the six-month periods ended March 31, 2017 and March 31, 2016 had 125 and 126 business days, respectively.

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

Recent Accounting Pronouncements - Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the required presentation for debt discounts. This new standard is effective for financial statements issued for annual and interim reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company elected to early adopt this new guidance effective October 1, 2015 and applied the new guidance retrospectively to all prior periods presented in the financial statements. The adoption of this standard changed the Company’s previous practice of presenting debt issuance costs as an asset and resulted in the reduction of total assets and total liabilities in an amount equal to the balance of unamortized debt issuance costs at each balance sheet date presented. Debt issuance costs that are now presented as a direct reduction from the carrying amount of the associated debt liability amounted to $22.9 million as of March 31, 2017, $25.2 million as of September 30, 2016, and $28.7 million as of March 31, 2016.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” This guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments related to business combinations. It requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. In addition, the portion of the adjustment recorded in the current period that would have been recognized in prior periods had the adjustment been identified at that time must be presented, by line item, either on the face of the income statement or in the accompanying notes. This new standard is effective for annual and interim reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company elected to early adopt this new guidance effective January 1, 2016 and the impact on the financial statements and related disclosures through the quarter ended March 31, 2017 was immaterial.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This guidance requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. This new standard is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is permitted. Entities are permitted to apply this guidance either prospectively or retrospectively. The Company adopted the guidance as of March 31, 2016 and applied it retrospectively to all prior periods. As a result, the Company reclassified its current deferred tax balances of $31.9 million to non-current deferred taxes as of September 30, 2015.

Recent Accounting Pronouncements - Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and will replace most existing revenue recognition guidance when it becomes effective. This new standard is effective for public business entities for fiscal years beginning on or after January 1, 2018, and early adoption is permitted for annual periods beginning after December 31, 2016. The standard permits the use of either the full retrospective or modified retrospective adoption methods. The Company is continuing to perform a detailed evaluation, using a five-step model specified in the guidance, to assess the impacts of the new standard and expects to apply the guidance using the modified retrospective method. Based on the Company’s knowledge of its revenue transactions, the Company does not expect the adoption of this new guidance to have a material impact on its financial statements, but does expect that it will result in additional disclosures regarding revenue recognition policies.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.” The guidance updates management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and provide related footnote disclosures. For each reporting period, management is required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from when the financial statements are issued. This new standard is effective for the annual reporting period ending after December 15, 2016 as well as all annual and interim reporting periods thereafter, and early adoption is permitted. The Company does not expect the adoption of this new guidance to have a material impact on its financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory.” This guidance applies to inventory valued at first-in, first-out (FIFO) or average cost and requires inventory to be measured at the lower of cost and net realizable value, rather than at the lower of cost or market. This new standard is effective on a prospective basis for annual and interim reporting periods beginning after December 15, 2016. The Company does not expect the adoption of this new guidance to have a material impact on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases.” This guidance will replace most existing accounting for lease guidance when it becomes effective. This new standard is effective using the modified retrospective approach for annual and interim and reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance will require the Company to record a right of use asset and a lease liability for most of the Company’s leases, including those currently treated as operating leases. The Company is in the process of evaluating the impact of the standard and has decided that it will use the practical expedients outlined in the transition guidance. The scope of the overall impact on the Company’s financial statements and related disclosures is still being quantified.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” This guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The provisions of this standard are effective for reporting periods beginning after December 15, 2016 and early adoption is permitted in any interim or annual period, but the Company is not early adopting this guidance. The adoption of this guidance will likely have a positive impact on the Company’s income tax provision, net income and operating cash flows in periods in which employees elect to exercise their vested stock options or when restrictions on share-based awards lapse (based on our comparison of our deferred tax assets for share-based compensation to the current intrinsic value of the underlying awards).

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This new standard is effective for annual and interim reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business” This guidance is intended to assist entities when evaluating when a set of transferred assets and activities constitutes a business. This new standard is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. Based on the Company’s current business model, it does not expect the adoption of this new guidance to have a material impact on its financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Accounting for Goodwill Impairment.” This guidance is intended to introduce a simplified approach to measurement of goodwill impairment, eliminating the need for a hypothetical purchase price allocation and instead measuring impairment by the amount a reporting unit’s carrying value exceeds its fair value. This new standard is effective for annual and interim reporting periods beginning after December 15, 2019 and early adoption is permitted. Based on the Company’s current business model, it does not expect the adoption of this new guidance to have a material impact on its financial statements and related disclosures.

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

Additional Acquisitions – Fiscal Year 2017

During the six months ended March 31, 2017, the Company acquired 12 branches from the following four acquisitions:

•	On December 16, 2016, the Company purchased certain assets of BJ Supply Company, a distributor of roofing and related building products with 1 branch serving Pennsylvania and New Jersey and annual sales of approximately $4 million.

•	On January 3, 2017, the Company acquired American Building & Roofing, Inc., a distributor of mainly residential roofing and related building products with 7 branches around Washington State and annual sales of approximately $36 million.

•	On January 9, 2017, the Company acquired Eco Insulation Supply, a distributor of insulation and related accessories with 1 branch serving Connecticut, Southern New England and the New York City metropolitan area and annual sales of approximately $8 million.

•	On March 1, 2017, the Company acquired Acme Building Materials, Inc., a distributor of residential roofing and related building products with 3 branches in Eastern Michigan and annual sales of approximately $13 million.

The Company recorded the acquired assets and liabilities related to these transactions at their estimated fair values as of the respective acquisition dates, with resulting goodwill of $31.0 million (all of which is deductible for tax purposes) and $15.9 million in intangible assets associated with these other acquisitions as of March 31, 2017.

Additional Acquisitions – Fiscal Year 2016

During fiscal year 2016, the Company acquired 42 branches from the following seven additional acquisitions:

•	On December 1, 2015, the Company purchased certain assets of RCI Roofing Supply, a distributor of residential and commercial roofing and related products with 5 branches operating in Nebraska, Iowa and Colorado and annual sales of approximately $23 million. The Company has finalized the acquisition accounting entries for this acquisition.

•	On December 18, 2015, the Company acquired 100% of the equity interests of Roofing and Insulation Supply, a distributor primarily of residential and commercial insulation along with roofing and related products with 20 branches spanning 13 states operating across New England, the Mid-Atlantic, the Southeast, the Upper Midwest, Texas and Colorado and annual sales of approximately $70 million. The Company has finalized the acquisition accounting entries for this acquisition.

•	On December 29, 2015, the Company purchased certain assets of Statewide Wholesale, a distributor of residential and commercial roofing and related products with 1 branch located in Denver, Colorado and annual sales of approximately $15 million. The Company has finalized the acquisition accounting entries for this acquisition.

•	On April 1, 2016, the Company purchased certain assets of Atlantic Building Products, a distributor of decking, windows, siding, and related products with 2 branches operating in eastern Pennsylvania and annual sales of approximately $5 million.

•	On April 1, 2016, the Company purchased certain assets of Lyf-Tym Building Products, a distributor of siding, windows, gutters, vinyl railings, and related products with 6 branches operating in North Carolina and Virginia and annual sales of approximately $20 million.

•	On May 2, 2016, the Company purchased certain assets of Fox Brothers Company, a distributor of roofing, siding, windows, doors, and related products with 4 branches operating in Michigan and annual sales of approximately $35 million.

•	On June 1, 2016, the Company acquired 100% of the equity interests of Woodfeathers, Inc., a distributor of primarily residential roofing and related products with 4 branches operating in Oregon and Washington and annual sales of approximately $30 million.

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

4.	Net Income (Loss) per Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and vesting of restricted stock awards.

The following table presents the basic and diluted weighted-average shares outstanding for each period presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Weighted-average common shares outstanding, basic	60,141,580	59,295,990	60,041,332	59,133,569
Effect of dilutive securities:
Stock options	-	-	633,007	696,112
Restricted stock units	-	-	395,599	248,171
Weighted-average common shares outstanding, diluted	60,141,580	59,295,990	61,069,938	60,077,852

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income per share because the effect was either anti-dilutive or the requisite performance conditions were not met.

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Stock options	270,428	665,281	416,085	667,251
Restricted stock units	-	88,407	123,780	88,407

5.	Stockholders’ Equity

The following table presents the activity included in stockholders’ equity during the six months ended March 31, 2017 (in thousands, except share amounts):

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2016	59,890,885	$598	$694,564	$647,322	$(18,657)	$1,323,827
Issuance of common stock, net of shares withheld for taxes	364,435	4	7,140	-	-	7,144
Stock-based compensation	-	-	7,574	-	-	7,574
Other comprehensive income (loss)	-	-	-	-	(451)	(451)
Net income	-	-	-	11,074	-	11,074
Balance at March 31, 2017	60,255,320	$602	$709,278	$658,396	$(19,108)	$1,349,168

Common and Preferred Stock

The Company is authorized to issue 100 million shares of common stock and 5 million shares of preferred stock. As of March 31, 2017, September 30, 2016, and March 31, 2016 there were 60,255,320, 59,890,885 and 59,521,648 shares of common stock issued and outstanding, respectively, and no preferred stock outstanding as of any period end.

Accumulated Other Comprehensive Loss

Other comprehensive income (loss) is comprised of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity. The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments as well as unrealized gains or losses on the Company’s derivative contracts.

The following table summarizes the components of and changes in accumulated other comprehensive loss (in thousands):

			Accumulated
	Foreign	Derivative	Other
	Currency	Financial	Comprehensive
	Translation	Instruments	Loss
Balance as of September 30, 2016	$(18,269)	$(388)	$(18,657)
Other comprehensive loss before reclassifications	(839)	-	(839)
Reclassifications out of other comprehensive loss	-	388	388
Balance as of March 31, 2017	$(19,108)	$-	$(19,108)

6.	Stock-based Compensation

On February 9, 2016, the shareholders of the Company approved the Amended and Restated Beacon Roofing Supply, Inc. 2014 Stock Plan (the “2014 Plan”). The 2014 Plan provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights (“SARs”) for up to 5,000,000 shares of common stock to selected employees and non-employee directors. The 2014 Plan mandates that all forfeited, expired, and withheld shares, including those from the predecessor plans, be returned to the 2014 Plan and made available for issuance. As of March 31, 2017, there were 4,051,683 shares of common stock available for issuance.

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

The fair values of the options granted during the six months ended March 31, 2017 were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.97%
Expected volatility	28.83%
Expected life (in years)	5.30
Dividend yield	—

The following table summarizes all stock option activity for the period presented (in thousands, except share, per share, and time period amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]

Balance as of September 30, 2016	2,312,789	$25.55	6.3	$38,225
Granted	245,818	47.40
Exercised	(316,827)	21.20
Canceled	(22,271)	24.19
Balance as of March 31, 2017	2,219,509	$28.60	6.5	$45,630
Vested and expected to vest after March 31, 2017	2,167,911	$28.51	6.5	$44,759
Exercisable as of March 31, 2017	1,487,885	$25.40	5.4	$35,350

[1]	Aggregate intrinsic value as represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement

During the three months ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense related to stock options of $1.3 million and $1.6 million, respectively. During the six months ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense related to stock options of $2.6 million and $7.7 million, respectively. As of March 31, 2017, there was $7.0 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes additional information on stock options for the period presented (in thousands, except per share amounts):

	Six Months Ended March 31,
	2017	2016

Weighted-average fair value of stock options granted	$14.21	$12.89
Total fair value of stock options vested	4,998	11,020
Total intrinsic value of stock options exercised	7,906	14,415

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

RSUs granted to non-employee directors are subject to continued service and vest after one year (except under certain conditions). Generally, the common shares underlying the RSUs are not eligible for distribution until the director’s service on the Board has terminated. For non-employee director RSU grants made prior to fiscal year 2014, the share distribution date is six months after the director’s termination of service on the board. RSU grants made in fiscal year 2014 and thereafter have no such holding period requirement. Additionally, beginning in fiscal year 2016 non-employee directors holding common stock and outstanding vested unexercised/unsettled equity awards with a fair value that is greater than or equal to five times the annual cash retainer may elect to have future grants settle simultaneously with vesting.

The following table summarizes all restricted stock unit activity for the period presented:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance at September 30, 2016	705,434	$34.55
Granted	267,042	47.28
Released	(65,651)	36.33
Forfeited	(7,463)	44.53
Balance at March 31, 2017	899,362	$38.27
Vested and expected to vest after March 31,2017	832,557	$38.27

 During the three months ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense related to restricted stock units of $2.5 million and $1.9 million, respectively. During the six months ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense related to restricted stock units of $5.0 million and $3.0 million, respectively. As of March 31, 2017, there was $17.5 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes additional information on RSUs for the period presented (in thousands):

	Six Months Ended March 31,
	2017	2016

Total fair value of RSUs released	$2,385	$369
Total intrinsic value of RSUs released	3,071	403

7.	Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill for the Company during the six months ended March 31, 2017 and 2016, respectively (in thousands):

Balance at September 30, 2015	$496,415
Acquisition of RSG	617,634
Other acquisitions	47,608
Translation and other adjustments	(882)
Balance at March 31, 2016	$1,160,775

Balance at September 30, 2016	$1,197,565
Acquisitions	31,005
Translation and other adjustments	(511)
Balance at March 31, 2017	$1,228,059

The change in the carrying amount of goodwill for the six months ended March 31, 2017 and 2016 is primarily attributable to the Company’s acquisitions finalized during the respective periods presented (see Note 3).

Intangible Assets

In connection with transactions finalized during the six months ended March 31, 2017 and fiscal year 2016, the Company recorded intangible assets of $15.9 million (mostly customer relationships) and $442.6 million ($375.0 million of customer relationships, $4.3 million of amortizable trademarks, and $63.3 million of indefinite-lived trademarks), respectively. Intangible assets consisted of the following (in thousands, except time period amounts):

	March 31, 2017	September 30, 2016	March 31, 2016	Weighted- Average Remaining Life[1] (Years)
Amortizable intangible assets:
Non-compete agreements	$2,824	$3,324	$2,824	3.61
Customer relationships	582,028	566,964	541,161	17.91
Trademarks	6,670	5,400	4,600	6.60
Beneficial lease arrangements	960	960	610	10.40
Total amortizable intangible assets	592,482	576,648	549,195
Less: Accumulated amortization	(226,025)	(185,674)	(149,663)
Total amortizable intangible assets, net	$366,457	$390,974	$399,532
Indefinite lived trademarks	73,050	73,050	73,050
Total intangibles, net	$439,507	$464,024	$472,582

[1]	As of March 31, 2017

For the three month periods ended March 31, 2017 and 2016, we recorded $20.3 million and $17.1 million of amortization expense relating to the above-listed intangible assets, respectively. For the six month periods ended March 31, 2017 and 2016, we recorded $40.4 million and $32.3 million of amortization expense relating to the above-listed intangible assets, respectively. The intangible asset lives range from 1 to 20 years and have a weighted-average remaining life of 17.7 years as of March 31, 2017.

The following table presents the estimated annual amortization expense for these intangible assets (in thousands):

Year Ending September 30,
2017 (Apr - Sept)	$40,750
2018	67,713
2019	55,112
2020	44,527
2021	35,378
Thereafter	122,977
$366,457

8.	Financing Arrangements

In connection with the RSG Acquisition on October 1, 2015, the Company entered into various financing arrangements totaling $1.45 billion. A “Senior Secured Credit Facility” was entered into that is comprised of an asset-based revolving line of credit (“ABL”) of $700.0 million ($350.0 million of which was drawn at closing) and a new $450.0 million term loan (“Term Loan”). The Company also raised an additional $300.0 million through the issuance of senior notes (the “Senior Notes”).

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

The following table summarizes all financing arrangements the Company has entered into (in thousands):

	March 31,	September 30,	March 31,
	2017	2016	2016
Senior Secured Credit Facility
Revolving Lines of Credit:
U.S. Revolver, expires October 1, 2020 [1]	$269,124	$355,087	$295,690
Canadian Revolver, expires October 1, 2020[2]	-	4,574	-
Term Loan, matures October 1, 2022[3]	434,912	436,380	436,632
Total borrowings under Senior Secured Credit Facility	704,036	796,041	732,322
Less: current portion	(4,500)	(4,500)	(4,500)
Total long-term borrowings under Senior Secured Credit Facility	$699,536	$791,541	$727,822

Senior Notes
Senior Notes, matures October 2023[4]	291,689	291,049	290,410
Less: current portion	-	-	-
Total long-term borrowings under Senior Notes	$291,689	$291,049	$290,410

Equipment Financing Facilities and Other
Equipment financing facilities, various maturities through September 2021[5]	$17,949	$20,419	$22,855
Capital lease obligations, various maturities through November 2021[6]	22,204	25,013	25,130
Total obligations under equipment financing facilities and other	40,153	45,432	47,985
Less: current portion	(9,514)	(10,311)	(7,659)
Total long-term obligations under equipment financing facilities and other	$30,639	$35,121	$40,326

1	-	Effective rates on borrowings are 2.97% as of March 31, 2017; 2.90% as of September 30, 2016; and 2.58% as of March 31, 2016
2	-	Effective rates on borrowings are 3.20% as of March 31, 2017, September 30, 2016 and March 31, 2016
3	-	Interest rate of 3.50% as of March 31, 2017; 3.50% as of September 30, 2016; 4.00% as of March 31, 2016
4	-	Interest rate of 6.38% as of March 31, 2017, September 30, 2016 and March 31, 2016
5	-	Fixed interest rates ranging from 2.33% to 3.25% as of March 31, 2017 and September 30, 2016; 2.33% to 4.49% as of March 31, 2016
6	-	Fixed interest rates ranging from 2.72% to 10.39% as of March 31, 2017, September 30, 2016, and March 31, 2016

Asset-based Line of Credit (“ABL”)

On October 1, 2015, the Company entered into a $700 million ABL with Wells Fargo Bank, N.A. and a syndicate of other lenders. This ABL consists of revolving loans in both the United States (“U.S. Revolver”) in the amount of $670.0 million and Canada (“Canada Revolver”) in the amount of $30.0 million.

The ABL has a maturity date of October 1, 2020. The U.S. Revolver has various tranches of borrowings, bearing interest at rates ranging from 2.39% to 4.50%. The effective rate of these borrowings is 2.97% and is paid monthly. As of March 31, 2017, the outstanding balance on the U.S. Revolver and Canada Revolvers, net of debt issuance fees, was $269.1 million. The U.S. Revolver also has outstanding standby letters of credit in the amount of $10.4 million as of March 31, 2017. Current unused commitment fees on the revolving credit facilities are 0.25% per annum.

There is one financial covenant under the ABL, which is a Consolidated Fixed Charge Ratio. The Consolidated Fixed Charge Ratio is calculated by dividing consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) by Consolidated Fixed Charges (as defined in the agreement). Per the covenant, the Company’s Consolidated Fixed Charge Ratio must be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis. The covenant is only applicable when the borrowing availability is less than 10% of the maximum loan cap or $60.0 million. The ABL is guaranteed jointly and severally and fully and unconditionally by the Company’s active United States subsidiary.

Term Loan

On October 1, 2015, the Company entered into a $450.0 million Term Loan with Citibank N.A., and a syndicate of other lenders. The Term Loan requires quarterly principal payments in the amount of $1.1 million, with the remaining outstanding principal to be paid on its maturity date of October 1, 2022. The interest rate paid is based on a LIBOR rate (with a floor) plus a fixed spread. The Company has the option of selecting a LIBOR period that determines the rate at which interest can accrue on the Term Loan as well as the period in which interest payments are made.

On September 16, 2016, the Company refinanced its Term Loan, lowering the LIBOR floor by 25 basis points and lowering the spread by 25 basis points. As a result of the refinancing, the Company wrote off $1.6 million of debt issuance costs in interest expense. As of March 31, 2017, the outstanding balance on the Term Loan, net of debt issuance fees, was $434.9 million. The Term Loan is guaranteed jointly and severally and fully and unconditionally by the Company’s active United States subsidiary.

Senior Notes

On October 1, 2015, the Company raised $300.0 million by issuing senior notes due 2023 (the “Senior Notes”). The Senior Notes have a coupon rate of 6.38% per annum and are payable semi-annually in arrears beginning April 1, 2016. There are early payment provisions in the Senior Note indenture in which the Company would be subject to “make whole” provisions. Management anticipates repaying the notes at the maturity date of October 1, 2023. As of March 31, 2017 the outstanding balance on the Senior Notes, net of debt issuance fees, was $291.7 million. The Senior Notes are guaranteed jointly and severally and fully and unconditionally by the Company’s active United States subsidiary.

Other Information

The Senior Secured Credit Facility and the previous credit facility it replaced had certain lenders who participated in both arrangements, therefore management accounted for a portion of this transaction as a debt modification and a portion as a debt extinguishment. In accordance with the accounting for debt modification, the Company expensed $2.2 million of direct issuance costs incurred and will amortize the previously capitalized issuance costs over the term of the Senior Secured Credit Facility. The remainder of the settlement of the Company’s previous financing arrangements was accounted for as debt extinguishment, for which the Company recognized a loss of $0.8 million in the first quarter of fiscal year 2016.

Equipment Financing Facilities and Other

As of March 31, 2017, the Company had a $17.9 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 3.25% and payments due through September 2021.

As of March 31, 2017 the Company had $22.2 million of capital lease obligations outstanding. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

9.	Commitments and Contingencies

Operating Leases

The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis.

For the three months ended March 31, 2017 and 2016, rent expense was $14.7 million and $14.6 million, respectively. For the six months ended March 31, 2017 and 2016, rent expense was $28.9 million and $30.6 million, respectively. Sublet income was immaterial for each of these periods.

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

10.	Geographic Data

The following tables summarize certain geographic information for the periods presented (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net sales
U.S.	$849,226	$803,675	$1,809,461	$1,735,018
Canada	21,498	19,862	63,447	64,999
Total net sales	$870,724	$823,537	$1,872,908	$1,800,017

	March 31,	September 30,	March 31,
	2017	2016	2016
Long-lived assets
U.S.	$511,507	$527,680	$536,512
Canada	12,841	13,374	12,444
Total long-lived assets	$524,348	$541,054	$548,956

11.	Fair Value Measurement

As of March 31, 2017, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) as of March 31, 2017, the fair value of the Company’s $300.0 million Senior Notes was $321.0 million. As of March 31, 2017, the fair value of the Company’s Senior Secured Credit Facility approximated the amount outstanding. The Company estimates the fair value of its Senior Secured Credit Facility by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

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

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$24,181	$1,946	$(16,115)	$10,012
Accounts receivable, net	-	490,724	15,437	225	506,386
Inventories, net	-	556,463	24,426	-	580,889
Prepaid expenses and other current assets	28,952	184,764	3,673	-	217,389
Total current assets	28,952	1,256,132	45,482	(15,890)	1,314,676

Intercompany receivable, net	-	961,450	-	(961,450)	-
Investments in consolidated subsidiaries	2,959,542	-	-	(2,959,542)	-
Deferred income taxes, net	57,419	-	-	(57,419)	-
Property and equipment, net	5,614	140,918	9,848	-	156,380
Goodwill	-	1,198,805	29,254	-	1,228,059
Intangibles, net	-	436,513	2,994	-	439,507
Other assets, net	1,242	269	-	-	1,511

Total Assets	$3,052,769	$3,994,087	$87,578	$(3,994,301)	$3,140,133

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$27,209	$468,144	$6,865	$(15,890)	$486,328
Accrued expenses	26,226	103,045	1,993	-	131,264
Current portions of long-term debt	4,500	9,514	-	-	14,014
Total current liabilities	57,935	580,703	8,858	(15,890)	631,606

Intercompany payable, net	923,565	-	37,885	(961,450)	-
Borrowings under revolving lines of credit, net	-	269,124	-	-	269,124
Long-term debt, net	722,101	-	-	-	722,101
Deferred income taxes, net	-	194,556	358	(57,419)	137,495
Long-term obligations under equipment financing and other, net	-	30,593	46	-	30,639
Total liabilities	1,703,601	1,074,976	47,147	(1,034,759)	1,790,965

Total stockholders' equity	1,349,168	2,919,111	40,431	(2,959,542)	1,349,168

Total Liabilities and Stockholders' Equity	$3,052,769	$3,994,087	$87,578	$(3,994,301)	$3,140,133

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

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$28,831	$4,689	$(18,679)	$14,841
Accounts receivable, net	-	476,860	15,130	(1,140)	490,850
Inventories, net	-	483,582	30,168	-	513,750
Prepaid expenses and other current assets	16,474	145,102	3,049	-	164,625
Total current assets	16,474	1,134,375	53,036	(19,819)	1,184,066

Intercompany receivable, net		802,015	-	(802,015)	-
Investments in consolidated subsidiaries	2,716,780	-	-	(2,716,780)	-
Deferred income taxes, net	17,403	-	-	(17,403)	-
Property and equipment, net	3,740	135,511	8,743	-	147,994
Goodwill	-	1,130,818	29,957	-	1,160,775
Intangibles, net	-	468,881	3,701	-	472,582
Other assets, net	1,233	197	-	-	1,430

Total Assets	$2,755,630	$3,671,797	$95,437	$(3,556,017)	$2,966,847

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$34,045	$392,032	$11,736	$(19,819)	$417,994
Accrued expenses	10,390	137,378	4,924	-	152,692
Current portions of long-term obligations	4,500	7,659	-	-	12,159
Total current liabilities	48,935	537,069	16,660	(19,819)	582,845

Intercompany payable, net	764,168	-	37,847	(802,015)	-
Borrowings under revolving lines of credit	-	295,690	-	-	295,690
Long-term debt, net	722,542	-	-	-	722,542
Deferred income taxes, net	-	119,855	426	(17,403)	102,878
Long-term obligations under equipment financing and other, net	-	42,860	47	-	42,907
Total liabilities	1,535,645	995,474	54,980	(839,237)	1,746,862

Total stockholders' equity	1,219,985	2,676,323	40,457	(2,716,780)	1,219,985

Total Liabilities and Stockholders' Equity	$2,755,630	$3,671,797	$95,437	$(3,556,017)	$2,966,847

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Three Months Ended March 31, 2017
		Guarantor	Non-Guarantor	Eliminations
	Parent	Subsidiaries	Subsidiaries	and Other	Consolidated
Net sales	$-	$849,226	$21,498	$-	$870,724
Cost of products sold	-	649,595	16,652	-	666,247
Gross profit	-	199,631	4,846	-	204,477
Operating expense	7,010	193,448	7,075	-	207,533
Intercompany charges (income)	(12,555)	11,993	562	-	-
Income (loss) from operations	5,545	(5,810)	(2,791)	-	(3,056)
Interest expense, financing costs, and other	3,983	8,003	282	-	12,268
Intercompany interest expense (income)	(5,089)	5,089	-	-	-
Income (loss) before provision for income taxes	6,651	(18,902)	(3,073)	-	(15,324)
Provision for (benefit from) income taxes	2,444	(7,568)	(844)	-	(5,968)
Income (loss) before equity in net income of subsidiaries	4,207	(11,334)	(2,229)	-	(9,356)
Equity in net loss of subsidiaries	(13,563)	-	-	13,563	-
Net loss	$(9,356)	$(11,334)	$(2,229)	$13,563	$(9,356)

Weighted-average common stock outstanding:
Basic					60,141,580
Diluted					60,141,580

Net income (loss) per share:
Basic					$(0.16)
Diluted					$(0.16)

	Three Months Ended March 31, 2016
		Guarantor	Non-Guarantor	Eliminations
	Parent	Subsidiaries	Subsidiaries	and Other	Consolidated
Net sales	$-	$803,781	$19,862	$(106)	$823,537
Cost of products sold	-	612,646	15,233	(106)	627,773
Gross profit	-	191,135	4,629	-	195,764
Operating expenses	27,987	157,398	6,496	-	191,881
Intercompany charges (income)	(17,593)	16,270	1,323	-	-
Income (loss) from operations	(10,394)	17,467	(3,190)	-	3,883
Interest expense, financing costs, and other	4,763	8,267	(4)	-	13,026
Intercompany interest expense (income)	(4,795)	4,412	383	-	-
Income (loss) before provision for income taxes	(10,362)	4,788	(3,569)	-	(9,143)
Provision for (benefit from) income taxes	(11,141)	8,663	(946)	-	(3,424)
Income (loss) before equity in net income of subsidiaries	779	(3,875)	(2,623)	-	(5,719)
Equity in net loss of subsidiaries	(6,498)	-	-	6,498	-
Net loss	$(5,719)	$(3,875)	$(2,623)	$6,498	$(5,719)

Weighted-average common stock outstanding:
Basic					59,295,990
Diluted					59,295,990

Net income (loss) per share:
Basic					$(0.10)
Diluted					$(0.10)

 BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Six Months Ended March 31, 2017
		Guarantor	Non-Guarantor	Eliminations
	Parent	Subsidiaries	Subsidiaries	and Other	Consolidated
Net sales	$-	$1,809,461	$63,447	$-	$1,872,908
Cost of products sold	-	1,368,129	49,235	-	1,417,364
Gross profit	-	441,332	14,212	-	455,544
Operating expense	15,656	380,521	15,466	-	411,643
Intercompany charges (income)	(24,508)	23,392	1,116	-	-
Income from operations	8,852	37,419	(2,370)	-	43,901
Interest expense, financing costs, and other	19,337	5,458	1,047	-	25,842
Intercompany interest expense (income)	(10,682)	10,682	-	-	-
Income (loss) before provision for income taxes	197	21,279	(3,417)	-	18,059
Provision for (benefit from) income taxes	(410)	8,334	(939)	-	6,985
Income (loss) before equity in net income of subsidiaries	607	12,945	(2,478)	-	11,074
Equity in net income of subsidiaries	10,467	-	-	(10,467)	-
Net income (loss)	$11,074	$12,945	$(2,478)	$(10,467)	$11,074

Weighted-average common stock outstanding:
Basic					60,041,332
Diluted					61,069,938

Net income per share:
Basic					$0.18
Diluted					$0.18

	Six Months Ended March 31, 2016
		Guarantor	Non-Guarantor	Eliminations
	Parent	Subsidiaries	Subsidiaries	and Other	Consolidated
Net sales	$-	$1,735,265	$64,999	$(247)	$1,800,017
Cost of products sold	-	1,321,029	50,283	(247)	1,371,065
Gross profit	-	414,236	14,716	-	428,952
Operating expenses	59,159	324,412	14,654	-	398,225
Intercompany charges (income)	(25,440)	23,456	1,984	-	-
Income (loss) from operations	(33,719)	66,368	(1,922)	-	30,727
Interest expense, financing costs, and other	14,637	14,505	140	-	29,282
Intercompany interest expense (income)	(8,721)	7,949	772	-	-
Income (loss) before provision for income taxes	(39,635)	43,914	(2,834)	-	1,445
Provision for (benefit from) income taxes	(20,873)	21,670	(751)	-	46
Income (loss) before equity in net income of subsidiaries	(18,762)	22,244	(2,083)	-	1,399
Equity in net income of subsidiaries	20,161	-	-	(20,161)	-
Net income (loss)	$1,399	$22,244	$(2,083)	$(20,161)	$1,399

Weighted-average common stock outstanding:
Basic					59,133,569
Diluted					60,077,852

Net income per share:
Basic					$0.02
Diluted					$0.02

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended March 31, 2017
		Guarantor	Non-Guarantor	Eliminations
	Parent	Subsidiaries	Subsidiaries	and Other	Consolidated
Net loss	$(9,356)	$(11,334)	$(2,229)	$13,563	$(9,356)
Other comprehensive income:
Foreign currency translation adjustment	813	-	813	(813)	813
Total other comprehensive income	813	-	813	(813)	813
Comprehensive loss	$(8,543)	$(11,334)	$(1,416)	$12,750	$(8,543)

	Three Months Ended March 31, 2016
		Guarantor	Non-Guarantor	Eliminations
	Parent	Subsidiaries	Subsidiaries	and Other	Consolidated
Net loss	$(5,719)	$(3,875)	$(2,623)	$6,498	$(5,719)
Other comprehensive income:
Foreign currency translation adjustment	4,226	-	4,226	(4,226)	4,226
Total other comprehensive income	4,226	-	4,226	(4,226)	4,226
Comprehensive income (loss)	$(1,493)	$(3,875)	$1,603	$2,272	$(1,493)

	Six Months Ended March 31, 2017
		Guarantor	Non-Guarantor	Eliminations
	Parent	Subsidiaries	Subsidiaries	and Other	Consolidated
Net income (loss)	$11,074	$12,945	$(2,478)	$(10,467)	$11,074
Other comprehensive income:
Foreign currency translation adjustment	(839)	-	(839)	839	(839)
Total other comprehensive loss	(839)	-	(839)	839	(839)
Comprehensive income (loss)	$10,235	$12,945	$(3,317)	$(9,628)	$10,235

	Six Months Ended March 31, 2016
		Guarantor	Non-Guarantor	Eliminations
	Parent	Subsidiaries	Subsidiaries	and Other	Consolidated
Net income (loss)	$1,399	$22,244	$(2,083)	$(20,161)	$1,399
Other comprehensive income:
Foreign currency translation adjustment	1,757	-	1,757	(1,757)	1,757
Total other comprehensive income	1,757	-	1,757	(1,757)	1,757
Comprehensive income (loss)	$3,156	$22,244	$(326)	$(21,918)	$3,156

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Six Months Ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net cash provided by (used in) operating activities	$(29,347)	$181,847	$5,121	$(7,178)	$150,443

Investing Activities
Purchases of property and equipment	(1,709)	(21,742)	(780)	-	(24,231)
Acquisition of businesses	(58,359)	-	-	-	(58,359)
Proceeds from the sale of assets	-	1,274	11	-	1,285
Intercompany activity	83,397	-	-	(83,397)	-
Net cash provided by (used in) investing activities	23,329	(20,468)	(769)	(83,397)	(81,305)

Financing Activities
Borrowings under revolving lines of credit	-	852,583	4,516	-	857,099
Repayments under revolving lines of credit	-	(939,438)	(9,032)	-	(948,470)
Repayments under term loan	(1,125)	-	-	-	(1,125)
Borrowings under equipment financing facilities and other	-	1,579	-	-	1,579
Repayments under equipment financing facilities and other	-	(6,857)	-	-	(6,857)
Proceeds from issuance of common stock	7,840	-	-	-	7,840
Taxes paid related to net share settelement of equity awards	(697)	-	-	-	(697)
Intercompany activity	-	(82,512)	(885)	83,397	-
Net cash provided by (used in) financing activities	6,018	(174,645)	(5,401)	83,397	(90,631)

Effect of exchange rate changes on cash and cash equivalents	-	-	119	-	119

Net decrease in cash and cash equivalents	-	(13,266)	(930)	(7,178)	(21,374)
Cash and cash equivalents, beginning of period	-	37,447	2,876	(8,937)	31,386
Cash and cash equivalents, end of period	$-	$24,181	$1,946	$(16,115)	$10,012

	Six Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net cash provided by (used in) operating activities	$(41,213)	$127,076	$9,262	$(14,473)	$80,652

Investing Activities
Purchases of property and equipment	(1,507)	(9,093)	(459)	-	(11,059)
Acquisition of businesses	(941,156)	-	-	-	(941,156)
Proceeds from the sale of assets	-	377	-	-	377
Intercompany activity	423,620	-	-	(423,620)	-
Net cash used in investing activities	(519,043)	(8,716)	(459)	(423,620)	(951,838)

Financing Activities
Borrowings under revolving lines of credit	-	1,017,128	-	-	1,017,128
Repayments under revolving lines of credit	-	(713,407)	(11,448)	-	(724,855)
Borrowings under term loan	450,000	-	-	-	450,000
Repayments under term loan	(187,875)	-	-	-	(187,875)
Borrowings under Senior Notes	300,000	-	-	-	300,000
Repayments under equipment financing facilities and other	-	(2,633)	-	-	(2,633)
Payment of deferred financing costs	(18,890)	(8,923)	-	-	(27,813)
Proceeds from issuance of common stock	15,391	-	-	-	15,391
Excess tax benefit from stock-based compensation	1,630	-	-	-	1,630
Intercompany activity	-	(424,510)	890	423,620	-
Net cash provided by (used in) financing activities	560,256	(132,345)	(10,558)	423,620	840,973

Effect of exchange rate changes on cash and cash equivalents	-	-	(607)	-	(607)

Net decrease in cash and cash equivalents	-	(13,985)	(2,362)	(14,473)	(30,820)
Cash and cash equivalents, beginning of period	-	42,816	7,051	(4,206)	45,661
Cash and cash equivalents, end of period	$-	$28,831	$4,689	$(18,679)	$14,841

13.	Subsequent Events

On May 1, 2017, the Company purchased certain assets of Lowry’s Inc., a distributor of waterproofing and concrete restoration materials with 11 branches operating in California, Arizona, Utah and Hawaii and annual sales of approximately $76 million.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis included in our 2016 Annual Report on Form 10-K and our condensed consolidated financial statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2017” refer to the three and six month periods ended March 31, 2017 being discussed and references to “2016” refer to the three and six month periods ended March 31, 2016 being discussed. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

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

As of March 31, 2017, we operated 375 branches in 47 states throughout the United States and 6 provinces in Canada. We stock one of the most extensive assortments of high quality branded products in the industry, with over 46,000 SKUs available across our branch network, enabling us to deliver products to serve nearly 67,000 customers on a timely basis. For 2016, approximately 97% of our net sales came from customers located in the United States.

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

We seek opportunities to expand our business operations through both acquisitions and organic growth (by opening branches, growing sales with existing customers, adding new customers and introducing new products). Our main acquisition strategy is to target market leaders who do business in geographic areas that we currently do not service or that complement our existing regional operations. The following highlights our recent success in delivering on our growth strategy:

•	Acquisition Growth - 2017:

-	On December 16, 2016, the Company purchased certain assets of BJ Supply Company, a distributor of roofing and related building products with 1 branch serving Pennsylvania and New Jersey and annual sales of $4 million.

-	On January 3, 2017, the Company acquired American Building & Roofing, Inc., a distributor of mainly residential roofing and related building products with 7 branches around Washington State and annual sales of $36 million.

-	On January 9, 2017, the Company acquired Eco Insulation Supply, a distributor of insulation and related accessories with 1 branch serving Connecticut, Southern New England and the New York City metropolitan area and annual sales of $8 million.

-	On March 1, 2017, the Company acquired Acme Building Materials, Inc., a distributor of residential roofing and related building products with 3 branches in Eastern Michigan and annual sales of $13 million.

•	Acquisition Growth - 2016:

-	On October 1, 2015, we completed our acquisition of Roofing Supply Group ("RSG"), a leading roofing products distributor, in a cash and stock transaction valued at approximately $1.17 billion. Completion of the RSG acquisition strengthened our position as the largest publicly traded roofing materials and related products distributor in the U.S., with approximately $3.71 billion in combined pro forma net sales at the time of the acquisition. The RSG Acquisition has provided us the opportunity to create a stronger roofing distribution company built upon the foundation of two strong, growing distribution platforms with an extensive national footprint and continued growth potential. On the date of the acquisition, RSG operated 85 branches across 25 states, with 300 to 2,200 SKUs per branch. This acquisition has allowed us to expand our product offerings and increase our cross selling opportunities while maintaining our standards for exceptional customer service and roofing expertise.

-	We finalized seven additional strategic acquisitions in fiscal year 2016, acquiring 42 branches that significantly enhanced our geographic footprint, particularly in the Southern, Western, and Pacific Northwest regions of the United States:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net sales	$870,724	$823,537
Cost of products sold	666,247	627,773
Gross profit	204,477	195,764
Operating expense	207,533	191,881
Income (loss) from operations	(3,056)	3,883
Interest expense, financing costs, and other	12,268	13,026
Loss before provision for income taxes	(15,324)	(9,143)
Benefit from income taxes	(5,968)	(3,424)
Net loss	(9,356)	(5,719)

	Three Months Ended March 31,
	2017	2016
	% of Net Sales
Net sales	100.0%	100.0%
Cost of products sold	76.5%	76.2%
Gross profit	23.5%	23.8%
Operating expense	23.8%	23.3%
Income (loss) from operations	-0.3%	0.5%
Interest expense, financing costs, and other	1.4%	1.6%
Loss before provision for income taxes	-1.7%	-1.1%
Benefit from income taxes	-0.6%	-0.4%
Net loss	-1.1%	-0.7%

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

As of March 31, 2017, we had a total of 375 branches in operation. Our existing market calculations include 344 branches and exclude 31 branches because they were acquired after the start of the second quarter of fiscal year 2016. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

The following table presents a summary of our results of operations for the periods presented, broken down by existing markets and acquired markets:

	Existing Markets		Acquired Markets		Consolidated
	Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016
			(Dollars in thousands)
Net sales	$843,368	$823,537	$27,356	$-	$870,724	$823,537

Gross profit	$196,410	$195,764	$8,067	$-	$204,477	$195,764
Gross margin	23.3%	23.8%	29.5%	N/A	23.5%	23.8%

Operating expense (1)	$198,868	$191,881	$8,665	$-	$207,533	$191,881
Operating expense as a % of net sales	23.6%	23.3%	31.7%	N/A	23.8%	23.3%

Operating income (loss)	$(2,458)	$3,883	$(598)	$-	$(3,056)	$3,883
Operating margin	-0.3%	0.5%	-2.2%	N/A	-0.4%	0.5%

[1]	During 2017 and 2016, we recorded amortization expense related to intangible assets recorded under purchase accounting of $20.3 million ($1.0 million from acquired markets) and $17.1 million (none from acquired markets), respectively. In addition, existing market operating expense for 2017 and 2016 included non-recurring charges of $9.5 million ($5.8 million, net of taxes) and $11.2 million ($6.7 million, net of taxes), respectively, for the recognition of certain costs related to major acquisitions completed in fiscal years 2016 and 2017 (none from acquired markets for both years).

Net Sales

Consolidated net sales increased $47.2 million, or 5.7%, to $870.7 in 2017 from $823.5 million in 2016. Existing market sales increased $19.8 million, or 2.4% over the same comparative period. We believe the increase in our 2017 existing market sales was influenced primarily by the following factors:

•	increased demand in our residential and complementary product groups; and

•	favorable weather conditions in most regions and continued re-roof demand from 2016 storms;

partially offset by:

•	lower average selling prices;

•	lower commercial product demand; and

•	unfavorable weather conditions in California, negatively impacting overall demand in the West region

Net sales within our acquired markets were $27.3 million in 2017, an increase from 2016 due to the sales impact from recent acquisitions.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices in existing markets declined approximately 1% in 2017 compared to 2016, driven primarily by decreases in residential and non-residential selling prices which were both down approximately 1% year-over-year. The average selling prices of complementary products increased slightly year-over-year. During the same period, net product costs decreased less than 1% year-over-year.

Existing markets net sales by geographical region increased (decreased) from 2016 to 2017 as follows: Northeast (6.0)%; Mid-Atlantic 3.6%; Southeast 7.9%; Southwest 4.9%; Midwest 9.7%; West (18.8)%; and Canada 8.2%. These variations were primarily caused by short-term factors such as local market conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

	Three Months Ended March 31,
	2017		2016		Change
	Net Sales	%	Net Sales	%	$	%
	(Dollars in thousands)
Residential roofing products	473,126	56.1%	$432,774	52.6%	$40,352	9.3%
Non-residential roofing products	243,482	28.9%	269,270	32.7%	(25,788)	-9.6%
Complementary building products	126,760	15.0%	121,493	14.7%	5,267	4.3%
Total existing market sales	843,368	100.0%	$823,537	100.0%	$19,831	2.4%

For 2017, our acquired markets recognized sales of $10.8 million, $0.5 million and $16.1 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The combination of our 2017 existing market sales of $843.4 million plus the sales from acquired markets of $27.3 million equals our total 2017 sales of $870.7 million. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit and gross margin for our consolidated and existing markets were as follows:

	Three Months Ended
	March 31,		Change[1]
	2017	2016	$	%
	(Dollars in thousands)
Gross profit - consolidated	$204,477	$195,764	$8,713	4.5%
Gross profit - existing markets	196,410	195,764	646	0.3%

Gross margin - consolidated	23.5%	23.8%	N/A	-0.3%
Gross margin - existing markets	23.3%	23.8%	N/A	-0.5%

[1]	Percentage changes for dollar amounts represents the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points

Our existing market gross profit increased $0.6 million, or 0.3%, to $196.4 million in 2017, and gross profit within our acquired markets was $8.1 million for the same period. Our overall gross margins decreased to 23.5% in 2017, mainly due to decrease in residential shingle pricing. Gross margins within our existing markets for 2017 decreased to 23.3%.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expense) compared to our warehouse sales, represented 17.8% and 18.0% of our net sales in 2017 and 2016, respectively. We believe variations in direct sales activity to be primarily caused by short-term factors such as local market conditions, weather conditions and storm activity. None of these variations were driven by material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expense

Operating expense for consolidated and existing markets was as follows:

	Three Months Ended
	March 31,		Change[1]
	2017	2016	$	%
	(Dollars in thousands)
Operating expense - consolidated	$207,533	$191,881	$15,652	8.2%
Operating expense - existing markets	198,868	191,881	6,987	3.6%

Operating expense as a % of net sales - consolidated	23.8%	23.3%	N/A	0.5%
Operating expense as a % of net sales - existing markets	23.6%	23.3%	N/A	0.3%

[1]	Percentage changes for dollar amounts represents the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points

Operating expense in our existing markets increased by $7.0 million, or 3.6% in 2017, to $198.9 million, as compared to $191.9 million in 2016, while operating expense within our acquired markets was $9.0 million in 2017. The following factors were the leading causes of the increase in operating expense in our existing markets:

•	an increase in depreciation and amortization expense of $3.4 million due to the incremental amortization of intangibles related to the RSG acquisition;

•	an increase in selling expense of $1.8 million due to higher sales volume and related employee costs; and
•	an increase in bad debt expense of $1.3 million due to the aging of accounts determined to be uncollectible.

During 2017 and 2016, we recorded amortization expense related to the intangible assets recorded under purchase accounting within our existing markets of $19.3 million and $17.1 million, respectively. Our existing markets operating expense as a percentage of the related net sales in 2017 was 23.6%, compared to 23.3% in 2016.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $12.3 million in 2017, as compared to $13.0 million in 2016. The primary driver of the slight decrease is a the lower interest rate from the September 2016 refinancing of our Term Loan and the decrease in outstanding debt as a result of recent principal payments.

Income Taxes

There was an income tax benefit of $6.0 million in 2017, as compared to $3.4 million benefit in 2016. The tax benefit increase was primarily due to the $6.2 million difference in pre-tax net loss for the comparative periods. The effective tax rate before discrete items was relatively flat for the comparative periods. We expect our fiscal year 2017 effective annual income tax rate to average approximately 39.0%, excluding any discrete items.

Comparison of the Six Months Ended March 31, 2017 and 2016

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Six Months Ended March 31,
	2017	2016
	(In thousands)
Net sales	$1,872,908	$1,800,017
Cost of products sold	1,417,364	1,371,065
Gross profit	455,544	428,952
Operating expense	411,643	398,225
Income from operations	43,901	30,727
Interest expense, financing costs, and other	25,842	29,282
Income before provision for income taxes	18,059	1,445
Provision for income taxes	6,985	46
Net income	11,074	1,399

	Six Months Ended March 31,
	2017	2016
	% of Net Sales
Net sales	100.0%	100.0%
Cost of products sold	75.7%	76.2%
Gross profit	24.3%	23.8%
Operating expense	22.0%	22.1%
Income from operations	2.3%	1.7%
Interest expense, financing costs, and other	1.4%	1.6%
Income before provision for income taxes	0.9%	0.1%
Provision for income taxes	0.3%	0.0%
Net income	0.6%	0.1%

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

As of March 31, 2017, we had a total of 375 branches in operation. Our existing market calculations include 321 branches and exclude 54 branches because they were acquired after the start of fiscal year 2016. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

The following table presents a summary of our results of operations for the periods presented, broken down by existing markets and acquired markets:

	Existing Markets		Acquired Markets		Consolidated
	Six Months Ended March 31,
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
Net sales	$1,776,621	$1,775,700	$96,287	$24,317	$1,872,908	$1,800,017

Gross profit	$427,660	$422,310	$27,884	$6,642	$455,544	$428,952
Gross margin	24.1%	23.8%	29.0%	27.3%	24.3%	23.8%

Operating expense (1)	$383,578	$390,259	$28,065	$7,966	$411,643	$398,225
Operating expense as a % of net sales	21.6%	22.0%	29.1%	32.8%	22.0%	22.1%

Operating income (loss)	$44,081	$32,051	$(180)	$(1,324)	$43,901	$30,727
Operating margin	2.5%	1.8%	-0.2%	-5.4%	2.3%	1.7%

[1]	During 2017 and 2016, we recorded amortization expense related to intangible assets recorded under purchase accounting of $40.4 million ($4.8 million from acquired markets) and $32.3 million ($1.3 million from acquired markets), respectively. In addition, existing market operating expense for 2017 and 2016 included non-recurring charges of $18.6 million ($11.4 million, net of taxes) and $36.9 million ($22.0 million, net of taxes), respectively, for the recognition of certain costs related to major acquisitions completed in fiscal years 2016 and 2017 (none from acquired markets).

Net Sales

Consolidated net sales increased $72.9 million, or 4.0%, to $1.87 billion in 2017 from $1.80 billion in 2016. Existing market sales remained relatively flat, increasing $0.9 million, 0.1% over the same comparative period. We believe the slight increase in our 2017 existing market sales was influenced primarily by the following factors:

•	increased residential and complementary product demand

partially offset by:

•	lower average selling prices

•	lower commercial product demand; and.

•	unfavorable weather conditions in our West region, negatively impacting overall demand in that region

Net sales within our acquired markets were $96.3 million in 2017, an increase from 2016 due to the sales impact from recent acquisitions. In 2016, we acquired a total of 112 branches and closed 29 branches. Closures were primarily a result of facility consolidations due to the acquisitions.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices in existing markets declined approximately 1% in 2017 compared to 2016, driven primarily by decreases in residential and non-residential selling prices which were both down approximately 1% year-over-year. The average selling prices of complementary products increased slightly year-over-year. During the same period, net product costs decreased less than 1% year-over-year.

Existing markets net sales by geographical region increased (decreased) from 2016 to 2017 as follows: Northeast (9.8)%; Mid-Atlantic 4.9%; Southeast 5.7%; Southwest 9.6%; Midwest 2.9%; West (22.5)%; and Canada (2.4)%. These variations were primarily caused by short-term factors such as local market conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

	Six Months Ended March 31,
	2017		2016		Change
	Net Sales	%	Net Sales	%	$	%
	(Dollars in thousands)
Residential roofing products	$983,115	55.3%	$925,484	52.1%	$57,631	6.2%
Non-residential roofing products	553,053	31.1%	617,096	34.8%	(64,043)	-10.4%
Complementary building products	240,453	13.6%	233,120	13.1%	7,333	3.1%
Total existing market sales	$1,776,621	100.0%	$1,775,700	100.0%	$921	0.1%

For 2017, our acquired markets recognized sales of $30.0 million, $2.9 million and $63.4 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The combination of our 2017 existing market sales of $1.77 billion plus the sales from acquired markets of $96.3 million equals our total 2017 sales of $1.87 billion. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit and gross margin for our consolidated and existing markets were as follows:

	Six Months Ended March 31,		Change[1]
	2017	2016	$	%
	(Dollars in thousands)
Gross profit - consolidated	$455,544	$428,952	$26,592	6.2%
Gross profit - exisiting markets	427,660	422,310	5,350	1.3%

Gross margin - consolidated	24.3%	23.8%	N/A	0.5%
Gross margin - exisiting markets	24.1%	23.8%	N/A	0.3%

[1]	Percentage changes for dollar amounts represents the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points

Our existing market gross profit increased $5.4 million, or 1.3%, to $427.7 million in 2017, and gross profit within our acquired markets was $27.9 million for the same period. Our overall gross margins improved to 24.3% in 2017, mainly due to a favorable shift in sales mix to residential products. Gross margins within our existing markets for 2017 increased to 24.1%.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expense) compared to our warehouse sales, represented 15.8% and 16.4% of our net sales in 2017 and 2016, respectively. We believe variations in direct sales activity to be primarily caused by short-term factors such as local market conditions, weather conditions and storm activity. None of these variations were driven by material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expense

Operating expense for consolidated and existing markets was as follows:

	Six Months Ended March 31,		Change[1]
	2017	2016	$	%
	(Dollars in thousands)
Operating expense - consolidated	$411,643	$398,225	$13,418	3.4%
Operating expense - exisiting markets	383,578	390,259	(6,681)	-1.7%

Operating expense as a % of net sales - consolidated	22.0%	22.1%	N/A	-0.1%
Operating expense as a % of net sales - existing markets	21.6%	22.0%	N/A	-0.4%

1 Percentage changes for dollar amounts represents the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points

Operating expense in our existing markets decreased by $6.7 million, or 1.7% in 2017, to $383.6 million, as compared to $390.3 million in 2016, while operating expense within our acquired markets was $28.1 million in 2017. The following factors were the leading causes of the decrease in operating expense in our existing markets:

•	a decrease in payroll, employee benefits costs, and stock compensation expense of $9.3 million due to additional compensation costs recognized in 2016 as a result of the RSG acquisition; and
•	a decrease in general and administrative, warehouse and other expenses of $7.6 million due to the continued realization of cost synergies and consolidation of certain branches related to recent acquisitions.

partially offset by:

•	an increase in depreciation and amortization expense of $5.0 million due to the incremental amortization of intangibles related to the RSG acquisition;

•	an increase in selling expense of $3.6 million due to higher sales volume and related employee costs; and

•	an increase in bad debt expense of $1.1 million due to the timing of accounts determined to be uncollectible.

During 2017 and 2016, we recorded amortization expense related to the intangible assets recorded under purchase accounting within our existing markets of $35.6 million and $30.9 million, respectively. Our existing markets operating expense as a percentage of the related net sales in 2017 was 21.6%, compared to 22.0% in 2016.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $25.8 million in 2017, as compared to $29.3 million in 2016. The primary driver of the decrease is a lower interest rate from the September 2016 refinancing of our Term Loan and the decrease in outstanding debt as a result of recent principal payments.

Income Taxes

Provision for income taxes was $7.0 million in 2017, as compared to less than $0.1 million in 2016. The increase was primarily due to a $16.6 million increase in pre-tax net income for the comparative periods. The effective tax rate before discrete items was relatively flat for the comparative periods. We expect our fiscal year 2017 effective annual income tax rate to average approximately 39.0%, excluding any discrete items.

Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we prepare certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), specifically:

•	Adjusted Net Income (Loss)/Adjusted EPS
•	Adjusted EBITDA

We define Adjusted Net Income (Loss) as net income that excludes certain non-recurring costs and the incremental amortization of intangibles related to major acquisitions completed in fiscal years 2016 and 2017. Adjusted net income per share (“Adjusted EPS”) is calculated by dividing the Adjusted Net Income (Loss) for the period by the weighted-average diluted shares outstanding for the period.

We define Adjusted EBITDA as net income plus interest expense (net of interest income), income taxes, depreciation and amortization, adjustments to contingent consideration, stock-based compensation and certain non-recurring costs from major acquisitions completed in fiscal years 2016 and 2017. EBITDA is a measure commonly used in the distribution industry.

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

The following tables present a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss)/Adjusted EPS and Adjusted EBITDA for each of the periods indicated (in thousands, except per share amounts):

Adjusted Net Income (Loss)/Adjusted EPS

	Three Months Ended March 31,				Six Months Ended March 31,
	2017		2016		2017		2016
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income (loss)	$(9,356)	$(0.16)	$(5,719)	$(0.10)	$11,074	$0.18	$1,399	$0.02
Company adjustments, net of income taxes:
Acquisition costs[1]	6,777	0.12	7,401	0.13	13,314	0.22	24,961	0.42
Adjusted Net Income (Loss)	$(2,579)	$(0.04)	$1,682	$0.03	$24,388	$0.40	$26,360	$0.44

1 Acquisition costs reflect certain non-recurring charges and the incremental amortization of intangibles related to major acquisitions completed in fiscal years 2016 and 2017, net of $4.3 million and $5.0 million in tax for the three months ended March 31, 2017 and 2016, respectively and $8.4 million and $16.9 million in tax for the six months ended March 31, 2017 and 2016, respectively.

Adjusted EBITDA

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income (loss)	$(9,356)	$(5,719)	$11,074	$1,399
Acquisition costs[1]	1,584	5,451	2,744	21,155
Interest expense, net	13,245	13,128	26,484	29,328
Income taxes	(5,968)	(3,424)	6,985	46
Depreciation and amortization	28,530	23,966	56,955	47,637
Stock-based compensation	3,758	3,516	7,574	10,696
Adjusted EBITDA	$31,793	$36,918	$111,816	$110,261

Adjusted EBITDA as a % of net sales	3.7%	4.5%	6.0%	6.1%

[1]	Acquisition costs reflect certain non-recurring charges related to major acquisitions completed in fiscal years 2016 and 2017 (excluding the impact of tax) that are not embedded in other balances of the table. Certain portions of the total acquisition costs incurred are included in interest expense, income taxes, depreciation and amortization, and stock-based compensation.

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

Certain Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for fiscal year 2017 (ending September 30, 2017) and fiscal year 2016 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

	2017		2016
	Qtr 1	Qtr 2	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(Dollars in thousands)
Net sales	$1,002,184	$870,724	$976,480	$823,537	$1,152,726	$1,174,366
% of year’s sales	53.5%	46.5%	23.7%	20.0%	27.9%	28.4%

Gross profit	$251,067	$204,477	$233,188	$195,764	$282,075	$302,042
% of year’s gross profit	55.1%	44.9%	23.0%	19.3%	27.8%	29.9%

Income (loss) from operations	$46,957	$(3,056)	$26,844	$3,883	$78,379	$95,878
% of year’s income from operations	107.0%	-7.0%	13.1%	1.9%	38.2%	46.8%

Net income (loss)	$20,430	$(9,356)	$7,118	$(5,719)	$41,126	$47,392

Net income (loss) per share - basic	$0.34	$(0.16)	$0.12	$(0.10)	$0.69	$0.79
Net income (loss) per share - diluted	$0.33	$(0.16)	$0.12	$(0.10)	$0.68	$0.78

Liquidity

Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business.

Our principal sources of liquidity as of March 31, 2017 were our cash and cash equivalents of $10.0 million and our available borrowings of $404.3 million under our asset based lending revolving credit facility.

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

We believe we have adequate current liquidity and availability of capital to fund our present operations, meet our commitments on our existing debt and fund anticipated growth, including expansion in existing and targeted market areas. We seek potential acquisitions from time to time and hold discussions with certain acquisition candidates. If suitable acquisition opportunities or working capital needs arise that require additional financing, we believe that our financial position and earnings history provide a sufficient base for obtaining additional financing resources at reasonable rates and terms. We may also choose to issue additional shares of common stock or preferred stock in order to raise funds.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$150,443	$80,652
Net cash used in investing activities	(81,305)	(951,838)
Net cash provided by (used in) financing activities	(90,631)	840,973
Effect of exchange rate changes on cash and equivalents	119	(607)
Net decrease in cash and cash equivalents	$(21,374)	$(30,820)

Operating Activities

Our net cash provided by operating activities was $150.4 million in 2017, compared to $80.7 million provided by operating activities in 2016. Cash from operations increased $69.7 million due to an increase in net income after adjustments for non-cash items of $15.2 million and a decrease in working capital that provided an incremental source of cash of $54.6 million.

Investing Activities

Net cash used in investing activities was $81.3 million in 2017, compared to $951.8 million in 2016. During 2017, we spent $58.4 million on acquisitions compared to $941.2 million in 2016. This decrease was partially offset by a $13.2 million increase in capital expenditures, which were $24.2 million in 2017 as compared to $11.1 million in 2016.

Financing Activities

Net cash used in financing activities was $90.6 million in 2017, compared to $841.0 million provided by financing activities in 2016. The net decrease of $931.6 million was primarily due to the new financing agreements that we entered into as a result of the RSG acquisition in 2016, offset by repayments and payment of deferred financing costs. In addition, proceeds from the issuance of common stock decreased by $7.6 million to $7.8 million in 2017, as compared to $15.4 million in 2016. This decrease is due to the additional stock option exercise activity that occurred in 2016 in relation to the RSG acquisition.

Capital Resources

We currently have access to the following financing arrangements:

•	an asset-based revolving line of credit in the United States;

•	an asset-based revolving line of credit in Canada;

•	a term loan; and

•	senior notes

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

We entered into a “Senior Secured Credit Facility”, comprised of an asset-based revolving line of credit (“ABL”) of $700.0 million ($350.0 million of which was drawn at closing) and a new $450.0 million term loan (“Term Loan”). We also raised an additional $300.0 million through the issuance of senior notes (the “Senior Notes”).

Asset-based Line of Credit (“ABL”)

On October 1, 2015, we entered into a $700.0 million ABL with Wells Fargo Bank, N.A. and a syndicate of other lenders. This ABL consists of revolving loans in both the United States (“U.S. Revolver”) in the amount of $670.0 million and Canada (“Canada Revolver”) in the amount of $30.0 million. The ABL has a maturity date of October 1, 2020.

The U.S. Revolver has various tranches of borrowings, bearing interest at rates ranging from 2.39% to 4.50%. The effective rate of these borrowings is 2.97% and is paid monthly. As of March 31, 2017, the outstanding balance on the U.S. Revolver and Canada Revolvers, net of debt issuance fees, was $269.1 million. The U.S. Revolver also has outstanding standby letters of credit in the amount of $10.4 million as of March 31, 2017. Current unused commitment fees on the revolving credit facilities are 0.25% per annum.

There is one financial covenant under the ABL, which is a Consolidated Fixed Charge Ratio. The Consolidated Fixed Charge Ratio is calculated by dividing consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) by Consolidated Fixed Charges (as defined in the agreement). Per the covenant, the Consolidated Fixed Charge Ratio must be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis. The covenant is only applicable when the borrowing availability is less than 10% of the maximum loan cap or $60.0 million.

The ABL is guaranteed jointly and severally and fully and unconditionally by our active United States subsidiary.

Term Loan

On October 1, 2015, we entered into a $450.0 million Term Loan with Citibank N.A., and a syndicate of other lenders. The Term Loan requires quarterly principal payments in the amount of $1.1 million, with the remaining outstanding principal to be paid on its maturity date of October 1, 2022. The interest rate paid is based on a LIBOR rate (with a floor) plus a fixed spread. We have the option of selecting a LIBOR period that determines the rate at which interest can accrue on the Term Loan as well as the period in which interest payments are made.

On September 16, 2016, we refinanced our Term Loan and lowered the LIBOR floor by 25 basis points and lowered the spread by 25 basis points. As a result of the refinancing we wrote off $1.6 million of debt issuance costs in interest expense. As of March 31, 2017 the outstanding balance on the Term Loan, net of debt issuance fees, was $434.9 million.

The Term Loan is guaranteed jointly and severally and fully and unconditionally by our active United States subsidiary.

Senior Notes

We also raised $300.0 million in Senior Notes, which mature on October 1, 2023. These notes bear interest at the rate of 6.38% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2016. There are early payment provisions in the Senior Note indenture in which we would be subject to “make whole” provisions. Management anticipates repaying the notes at the maturity date of October 1, 2023. As of March 31, 2017 the outstanding balance on the Senior Notes, net of debt issuance fees, was $291.7 million.

The Senior Notes are guaranteed jointly and severally and fully and unconditionally by our active United States subsidiary.

Equipment Financing Facilities and Other

As of March 31, 2017, we had $17.9 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 3.25% and payments due through September 2021.

As of March 31, 2017, we had $22.2 million of capital lease obligations outstanding. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

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

The Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2016 Annual Report on Form 10-K have not changed materially during the six month period ended March 31, 2017.

Item 4.	Controls and Procedures

As of March 31, 2017, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")). Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1*+	Form of Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settle at Retirement)

10.2*+	Form of Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settle at Vest)
10.3*+	Form of Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan Performance-Based Restricted Stock Unit Award Agreement for Employees

10.4*+	Form of Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan Time-Based Restricted Stock Unit Award Agreement for Employees

10.5*+	Form of Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan Stock Option Agreement

10.6+	Senior Executive Annual Incentive Plan	DEF 14A	000-50924	Appendix A	January 6, 2017

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1*	Certification pursuant to 18 U.S.C. Section 1350

101*	101.INS XBRL Instance
101.SCH XBRL Taxonomy Extension Schema
101.CAL XBRL Taxonomy Extension Calculation
101.LAB XBRL Taxonomy Extension Labels
101.PRE XBRL Taxonomy Extension Presentation
101.DEF XBRL Taxonomy Extension Definition

+  Management contract or compensatory plan/arrangement

*  Filed herewith

Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Extensible Business Reporting Language (XBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q: (i) the Consolidated Balance Sheets as of March 31, 2017; September 30, 2016; and March 31, 2016, (ii) the Consolidated Statements of Operations for the three and six months ended March 31, 2017 and March 31, 2016, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2017 and March 31, 2016, (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and March 31, 2016, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: May 5, 2017	BY:	/s/ JOSEPH M. NOWICKI
Joseph M. Nowicki
Executive Vice President & Chief Financial Officer