Form 10-Q
period 2017-06-30
BEACON ROOFING SUPPLY INC
filed 2017-08-03
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of August 1, 2017, 60,371,579 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Quarter Ended June 30, 2017

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(Unaudited; In thousands, except share and per share amounts)

	June 30, 2017	September 30, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$33,055	$31,386	$36,536
Accounts receivable, less allowance of $13,253, $14,812 and $12,022 as of June 30, 2017, September 30, 2016 and June 30, 2016, respectively	670,977	626,965	640,101
Inventories, net	641,425	480,736	620,908
Prepaid expenses and other current assets	221,477	163,103	205,073

Total current assets	1,566,934	1,302,190	1,502,618
Property and equipment, net	156,951	148,569	153,389
Goodwill	1,256,014	1,197,565	1,200,206
Intangibles, net	442,962	464,024	477,250
Other assets, net	1,511	1,511	1,430

Total Assets	$3,424,372	$3,113,859	$3,334,893

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$387,579	$360,915	$563,332
Accrued expenses	280,315	161,113	205,412
Current portions of long-term debt	13,762	14,811	12,605

Total current liabilities	681,656	536,839	781,349
Borrowings under revolving lines of credit, net	449,615	359,661	416,207
Long-term debt, net	721,685	722,929	721,630
Deferred income taxes, net	142,116	135,482	106,337
Long-term obligations under equipment financing and other, net	28,412	35,121	39,720

Total liabilities	2,023,484	1,790,032	2,065,243

Commitments and contingencies
Stockholders’ equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 60,361,035 issued and outstanding as of June 30, 2017; 59,890,885 issued and outstanding as of September 30, 2016; 59,707,996 issued and outstanding at June 30, 2016	603	598	597
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	714,608	694,564	686,943
Retained earnings	703,055	647,322	599,930
Accumulated other comprehensive loss	(17,378)	(18,657)	(17,820)

Total stockholders’ equity	1,400,888	1,323,827	1,269,650

Total Liabilities and Stockholders’ Equity	$3,424,372	$3,113,859	$3,334,893

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net sales	$1,213,894	$1,152,726	$3,086,802	$2,952,743
Cost of products sold	916,140	870,651	2,333,504	2,241,716

Gross profit	297,754	282,075	753,298	711,027
Operating expense	212,883	203,696	624,526	601,921

Income from operations	84,871	78,379	128,772	109,106
Interest expense, financing costs, and other	13,397	12,226	39,239	41,508

Income before provision for income taxes	71,474	66,153	89,533	67,598
Provision for income taxes	26,815	25,027	33,800	25,073

Net income	$44,659	$41,126	$55,733	$42,525

Weighted-average common stock outstanding:
Basic	60,311,923	59,615,121	60,131,546	59,293,500
Diluted	61,350,843	60,619,809	61,163,591	60,276,695
Net income per share:
Basic	$0.74	$0.69	$0.93	$0.72
Diluted	$0.73	$0.68	$0.91	$0.71

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net income	$44,659	$41,126	$55,733	$42,525
Other comprehensive income:
Foreign currency translation adjustment	1,730	365	891	2,122

Total other comprehensive income	1,730	365	891	2,122

Comprehensive income	$46,389	$41,491	$56,624	$44,647

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(Unaudited; In thousands)

	Nine Months Ended June 30,
	2017	2016
Operating Activities
Net income	$55,733	$42,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,238	73,027
Stock-based compensation	11,227	14,070
Certain interest expense and other financing costs	3,989	5,113
Gain on sale of fixed assets	(726)	(838)
Deferred income taxes	6,625	1,460
Other, net	—	(359)
Changes in operating assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(28,309)	(43,060)
Inventories	(141,942)	(96,363)
Prepaid expenses and other assets	(55,973)	(56,764)
Accounts payable and accrued expenses	137,290	135,548

Net cash provided by operating activities	74,152	74,359

Investing Activities
Purchases of property and equipment	(31,882)	(21,553)
Acquisition of businesses, net	(128,533)	(1,018,658)
Proceeds from the sale of assets	1,839	969

Net cash used in investing activities	(158,576)	(1,039,242)

Financing Activities
Borrowings under revolving lines of credit	1,721,927	1,409,128
Repayments under revolving lines of credit	(1,633,570)	(1,006,076)
Borrowings under term loan	—	450,000
Repayments under term loan	(3,375)	(189,000)
Borrowings under Senior Notes	—	300,000
Borrowings under equipment financing facilities and other	2,111	—
Repayments under equipment financing facilities and other	(9,870)	(3,847)
Payment of deferred financing costs	—	(27,813)
Proceeds from issuance of common stock	9,994	20,213
Taxes paid related to net share settlement of equity awards	(1,172)	—
Excess tax benefit from stock-based compensation	—	4,024

Net cash provided by financing activities	86,045	956,629

Effect of exchange rate changes on cash and cash equivalents	48	(871)
Net increase (decrease) in cash and cash equivalents	1,669	(9,125)
Cash and cash equivalents, beginning of period	31,386	45,661

Cash and cash equivalents, end of period	$33,055	$36,536

Supplemental cash flow information
Cash paid during the period for:
Interest	$49,656	$40,812
Income taxes, net of tax refunds	37,814	867

During the nine month period ended June 30, 2016, the Company issued Common Stock with a value of $302 million and replacement awards with a value of $5 million in connection with the acquisition of Roofing Supply Group, LLC, which are accounted for as a non-cash investing activity.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited; In thousands, except share and per share data or otherwise indicated)

1. Company Overview

Beacon Roofing Supply, Inc. (the “Company”) was incorporated in the state of Delaware on August 22, 1997 and is the largest publicly traded distributor of residential and non-residential roofing materials and complementary building products in the United States and Canada. The Company operates its business under regional and local trade names and as of June 30, 2017 the Company serviced customers in 48 states within the United States and 6 provinces in Canada. The Company’s current material subsidiaries are Beacon Sales Acquisition, Inc., Beacon Canada, Inc. and Beacon Roofing Supply Canada Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

Beacon Roofing Supply, Inc. (the “Company”) prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. The balance sheet as of June 30, 2016 has been presented for a better understanding of the impact of seasonal fluctuations on the Company’s financial condition.

In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine-month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2017 (“fiscal year 2017” or “2017”).

The three-month periods ended June 30, 2017 and 2016 each had 64 business days and the nine-month periods ended June 30, 2017 and June 30, 2016 had 189 and 190 business days, respectively.

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

Recent Accounting Pronouncements—Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the required presentation for debt discounts. This new standard is effective for financial statements issued for annual and interim reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company elected to early adopt this new guidance effective October 1, 2015 and applied the new guidance retrospectively to all prior periods presented in the financial statements. The adoption of this standard changed the Company’s previous practice of presenting debt issuance costs as an asset and resulted in the reduction of total assets and total liabilities in an amount equal to the balance of unamortized debt issuance costs at each balance sheet date presented. Debt issuance costs that are now presented as a direct reduction from the carrying amount of the associated debt liability amounted to $21.7 million as of June 30, 2017, $25.2 million as of September 30, 2016, and $28.1 million as of June 30, 2016.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” This guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments related to business combinations. It requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. In addition, the portion of the adjustment recorded in the current period that would have been recognized in prior periods had the adjustment been identified at that time must be presented, by line item, either on the face of the income statement or in the accompanying notes. This new standard is effective for annual and interim reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company elected to early adopt this new guidance effective January 1, 2016 and the impact on the financial statements and related disclosures through the quarter ended June 30, 2017 was immaterial.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This guidance requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. This new standard is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is permitted. Entities are permitted to apply this guidance either prospectively or retrospectively. The Company adopted the guidance as of March 31, 2016 and applied it retrospectively to all prior periods. As a result, the Company reclassified its current deferred tax balances of $31.9 million to non-current deferred taxes as of September 30, 2015.

Recent Accounting Pronouncements—Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and will replace most existing revenue recognition guidance when it becomes effective. This new standard is effective for public business entities for annual and interim reporting periods beginning after December 15, 2017, and early adoption is permitted for annual reporting periods beginning after December 15, 2006. The standard permits the use of either the full retrospective or modified retrospective adoption methods. The Company is continuing to perform a detailed evaluation, using a five-step model specified in the guidance, to assess the impacts of the new standard and expects to apply the guidance using the modified retrospective method. Based on the Company’s knowledge of its revenue transactions, the Company does not expect the adoption of this new guidance to have a material impact on its financial statements, but does expect that it will result in additional revenue recognition disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The guidance updates management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. For each reporting period, management is required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from when the financial statements are issued. This new standard is effective for the annual reporting period ending after December 15, 2016 as well as all annual and interim reporting periods thereafter, and early adoption is permitted. The Company does not expect the adoption of this new guidance to have a material impact on its financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” This guidance will replace most existing accounting for lease guidance when it becomes effective. This new standard is effective using the modified retrospective approach for annual and interim reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance will require the Company to record a right of use asset and a lease liability for most of the Company’s leases, including those currently treated as operating leases. The Company is in the process of evaluating the impact of the standard and has decided that it will use the practical expedients outlined in the transition guidance. The scope of the overall impact on the Company’s financial statements and related disclosures is still being quantified.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” This guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The provisions of this standard are effective for reporting periods beginning after December 15, 2016 and early adoption is permitted in any interim or annual period, but the Company is not early adopting this guidance. The Company does not expect the adoption of this new guidance to have a material impact on its financial statements and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting.” This guidance is intended to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. This new standard is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company does not expect the adoption of this new guidance to have a material impact on its financial statements and related disclosures.

3. Acquisitions

Roofing Supply Group

On October 1, 2015, the Company acquired 100% of the equity of Roofing Supply Group, LLC (“RSG”), a leading roofing products distributor owned by investment firm Clayton, Dubilier & Rice (“CD&R”). RSG’s results of operations have been included with Company’s consolidated results beginning October 1, 2015. RSG distributed roofing supplies and related materials from 85 locations across 25 states as of October 1, 2015.

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

Additional Acquisitions – Fiscal Year 2017

During the nine months ended June 30, 2017, the Company acquired 23 branches from the following five acquisitions:

•	On December 16, 2016, the Company purchased certain assets of BJ Supply Company, a distributor of roofing and related building products with 1 branch serving Pennsylvania and New Jersey and annual sales of approximately $4 million.

•	On January 3, 2017, the Company acquired American Building & Roofing, Inc., a distributor of mainly residential roofing and related building products with 7 branches around Washington State and annual sales of approximately $36 million.

•	On January 9, 2017, the Company acquired Eco Insulation Supply, a distributor of insulation and related accessories with 1 branch serving Connecticut, Southern New England and the New York City metropolitan area and annual sales of approximately $8 million.

•	On March 1, 2017, the Company acquired Acme Building Materials, Inc., a distributor of residential roofing and related building products with 3 branches in Eastern Michigan and annual sales of approximately $13 million.

•	On May 1, 2017, the Company purchased certain assets of Lowry’s Inc., a distributor of waterproofing and concrete restoration materials with 11 branches operating in California, Arizona, Utah and Hawaii and annual sales of approximately $76 million.

The Company recorded the acquired assets and liabilities related to these transactions at their estimated fair values as of the respective acquisition dates, with resulting goodwill of $58.2 million (all of which is deductible for tax purposes) and $40.0 million in intangible assets associated with these other acquisitions as of June 30, 2017.

Additional Acquisitions – Fiscal Year 2016

During fiscal year 2016, the Company acquired 42 branches from the following seven additional acquisitions:

•	On December 1, 2015, the Company purchased certain assets of RCI Roofing Supply, a distributor of residential and commercial roofing and related products with 5 branches operating in Nebraska, Iowa and Colorado and annual sales of approximately $23 million. The Company has finalized the acquisition accounting entries for this acquisition.

•	On December 18, 2015, the Company acquired 100% of the equity interests of Roofing and Insulation Supply, a distributor primarily of residential and commercial insulation along with roofing and related products with 20 branches spanning 13 states operating across New England, the Mid-Atlantic, the Southeast, the Upper Midwest, Texas and Colorado and annual sales of approximately $70 million. The Company has finalized the acquisition accounting entries for this acquisition.

•	On December 29, 2015, the Company purchased certain assets of Statewide Wholesale, a distributor of residential and commercial roofing and related products with 1 branch located in Denver, Colorado and annual sales of approximately $15 million. The Company has finalized the acquisition accounting entries for this acquisition.

•	On April 1, 2016, the Company purchased certain assets of Atlantic Building Products, a distributor of decking, windows, siding, and related products with 2 branches operating in eastern Pennsylvania and annual sales of approximately $5 million. The Company has finalized the acquisition accounting entries for this acquisition.

•	On April 1, 2016, the Company purchased certain assets of Lyf-Tym Building Products, a distributor of siding, windows, gutters, vinyl railings, and related products with 6 branches operating in North Carolina and Virginia and annual sales of approximately $20 million. The Company has finalized the acquisition accounting entries for this acquisition.

•	On May 2, 2016, the Company purchased certain assets of Fox Brothers Company, a distributor of roofing, siding, windows, doors, and related products with 4 branches operating in Michigan and annual sales of approximately $35 million. The Company has finalized the acquisition accounting entries for this acquisition.

•	On June 1, 2016, the Company acquired 100% of the equity interests of Woodfeathers, Inc., a distributor of primarily residential roofing and related products with 4 branches operating in Oregon and Washington and annual sales of approximately $30 million. The Company has finalized the acquisition accounting entries for this acquisition.

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

The following table presents the basic and diluted weighted-average shares outstanding for each period presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Weighted-average common shares outstanding, basic	60,311,923	59,615,121	60,131,546	59,293,500
Effect of dilutive securities:
Stock options	627,243	696,059	631,086	714,125
Restricted stock units	411,677	308,629	400,959	269,070

Weighted-average common shares outstanding, diluted	61,350,843	60,619,809	61,163,591	60,276,695

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income per share because the effect was either anti-dilutive or the requisite performance conditions were not met.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Stock options	247,102	338,769	359,757	561,348
Restricted stock units	—	4,066	82,520	60,293

5. Stockholders’ Equity

The following table presents the activity included in stockholders’ equity during the nine months ended June 30, 2017 (in thousands, except share amounts):

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balance at September 30, 2016	59,890,885	$598	$694,564	$647,322	$(18,657)	$1,323,827
Issuance of common stock, net of shares withheld for taxes	470,150	5	8,817	—	—	8,822
Stock-based compensation	—	—	11,227	—	—	11,227
Other comprehensive income	—	—	—	—	1,279	1,279
Net income	—	—	—	55,733	—	55,733

Balance at June 30, 2017	60,361,035	$603	$714,608	$703,055	$(17,378)	$1,400,888

Common and Preferred Stock

The Company is authorized to issue 100 million shares of common stock and 5 million shares of preferred stock. As of June 30, 2017, September 30, 2016, and June 30, 2016 there were 60,361,035, 59,890,885 and 59,707,996 shares of common stock issued and outstanding, respectively, and no preferred stock outstanding as of any period end.

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

The following table summarizes the components of and changes in accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance as of September 30, 2016	$(18,269)	$(388)	$(18,657)
Other comprehensive income before reclassifications	891	—	891
Reclassifications out of other comprehensive loss	—	388	388

Balance as of June 30, 2017	$(17,378)	$—	$(17,378)

6. Stock-based Compensation

On February 9, 2016, the shareholders of the Company approved the Amended and Restated Beacon Roofing Supply, Inc. 2014 Stock Plan (the “2014 Plan”). The 2014 Plan provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights (“SARs”) for up to 5,000,000 shares of common stock to selected employees and non-employee directors. The 2014 Plan mandates that all forfeited, expired, and withheld shares, including those from the predecessor plans, be returned to the 2014 Plan and made available for issuance. As of June 30, 2017, there were 4,087,948 shares of common stock available for issuance.

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

The fair values of the options granted during the nine months ended June 30, 2017 were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.97%
Expected volatility	28.83%
Expected life (in years)	5.30
Dividend yield	—

The following table summarizes all stock option activity for the period presented (in thousands, except share, per share, and time period amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of September 30, 2016	2,312,789	$25.55	6.3	$38,225
Granted	245,818	47.40
Exercised	(387,645)	21.93
Canceled	(29,743)	26.81

Balance as of June 30, 2017	2,141,219	$28.69	6.3	$43,480

Vested and expected to vest after June 30, 2017	2,095,729	$28.57	6.2	$42,826
Exercisable as of June 30, 2017	1,467,224	$24.99	5.2	$35,227

[1]	Aggregate intrinsic value as represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement

During the three months ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense related to stock options of $1.1 million and $1.9 million, respectively. During the nine months ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense related to stock options of $3.7 million and $9.6 million, respectively. As of June 30, 2017, there was $5.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes additional information on stock options for the period presented (in thousands, except per share amounts):

	Nine Months Ended June 30,
	2017	2016
Weighted-average fair value of stock options granted	$14.21	$12.89
Total fair value of stock options vested	5,529	11,943
Total intrinsic value of stock options exercised	9,617	18,388

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

The following table summarizes all restricted stock unit activity for the period presented:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance at September 30, 2016	705,434	$34.55
Granted	273,065	47.31
Released	(117,689)	34.19
Forfeited	(77,576)	31.15

Balance at June 30, 2017	783,234	$38.78

Vested and expected to vest after June 30, 2017	796,109	$38.77

During the three months ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense related to restricted stock units of $2.6 million and $1.5 million, respectively. During the nine months ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense related to restricted stock units of $7.7 million and $4.5 million, respectively. As of June 30, 2017, there was $15.4 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes additional information on RSUs for the period presented (in thousands):

	Nine Months Ended June 30,
	2017	2016
Total fair value of RSUs released	$4,552	$743
Total intrinsic value of RSUs released	5,620	403

7. Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill for the Company during the nine months ended June 30, 2017 and 2016, respectively (in thousands):

Balance at September 30, 2015	$496,415
Acquisition of RSG	618,630
Other acquisitions	85,881
Translation and other adjustments	(720)

Balance at June 30, 2016	$1,200,206

Balance at September 30, 2016	$1,197,565
Acquisitions	58,234
Translation and other adjustments	215

Balance at June 30, 2017	$1,256,014

The change in the carrying amount of goodwill for the nine months ended June 30, 2017 and 2016 is primarily attributable to the Company’s acquisitions finalized during the respective periods presented (see Note 3).

Intangible Assets

In connection with transactions finalized during the nine months ended June 30, 2017 and fiscal year 2016, the Company recorded intangible assets of $40.0 million ($38.3 of customer relationships and $1.7 million of amortizable trademarks) and $442.6 million ($375.0 million of customer relationships, $4.3 million of amortizable trademarks, and $63.3 million of indefinite-lived trademarks), respectively. Intangible assets consisted of the following (in thousands, except time period amounts):

	June 30, 2017	September 30, 2016	June 30, 2016	Weighted- Average Remaining Life[1] (Years)
Amortizable intangible assets:
Non-compete agreements	$2,824	$3,324	$2,824	3.53
Customer relationships	605,326	566,964	562,888	17.80
Trademarks	7,650	5,400	5,000	7.53
Beneficial lease arrangements	960	960	610	10.25

Total amortizable intangible assets	616,760	576,648	571,322
Less: Accumulated amortization	(246,848)	(185,674)	(167,122)

Total amortizable intangible assets, net	$369,912	$390,974	$404,200

Indefinite lived trademarks	73,050	73,050	73,050

Total intangibles, net	$442,962	$464,024	$477,250

[1]	As of June 30, 2017

For the three month periods ended June 30, 2017 and 2016, we recorded $20.7 million and $17.4 million of amortization expense relating to the above-listed intangible assets, respectively. For the nine month periods ended June 30, 2017 and 2016, we recorded $61.1 million and $49.7 million of amortization expense relating to the above-listed intangible assets, respectively. The intangible asset lives range from 1 to 20 years and have a weighted-average remaining life of 17.6 years as of June 30, 2017.

The following table presents the estimated annual amortization expense for these intangible assets (in thousands):

Year Ending September 30,
2017 (Jul - Sept)	$23,235
2018	71,731
2019	58,516
2020	47,313
2021	37,662
Thereafter	131,455

$369,912

8.	Financing Arrangements

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

The following table summarizes all financing arrangements the Company has entered into (in thousands):

	June 30,	September 30,	June 30,
	2017	2016	2016
Senior Secured Credit Facility
Revolving Lines of Credit:
U.S. Revolver, expires October 1, 2020 [1]	$437,285	$355,087	$406,917
Canadian Revolver, expires October 1, 2020[2]	12,330	4,574	9,290
Term Loan, matures October 1, 2022[3]	434,177	436,380	435,507

Total borrowings under Senior Secured Credit Facility	883,792	796,041	851,714
Less: current portion	(4,500)	(4,500)	(4,500)

Total long-term borrowings under Senior Secured Credit Facility	$879,292	$791,541	$847,214

Senior Notes
Senior Notes, matures October 2023[4]	292,008	291,049	290,623
Less: current portion	—	—	—

Total long-term borrowings under Senior Notes	$292,008	$291,049	$290,623

Equipment Financing Facilities and Other
Equipment financing facilities, various maturities through September 2021[5]	$16,701	$20,419	$21,641
Capital lease obligations, various maturities through November 2021[6]	20,973	25,013	26,184

Total obligations under equipment financing facilities and other	37,674	45,432	47,825
Less: current portion	(9,262)	(10,311)	(8,105)

Total long-term obligations under equipment financing facilities and other	$28,412	$35,121	$39,720

1 -	Effective rates on borrowings are 3.28% as of June 30, 2017; 2.90% as of September 30, 2016; and 2.77% as of June 30, 2016
2 -	Effective rates on borrowings are 3.20% as of June 30, 2017, September 30, 2016 and June 30, 2016
3 -	Interest rate of 3.50% as of June 30, 2017; 3.50% as of September 30, 2016; 4.00% as of June 30, 2016
4 -	Interest rate of 6.38% as of June 30, 2017, September 30, 2016 and June 30, 2016
5 -	Fixed interest rates ranging from 2.33% to 3.25% as of June 30, 2017 and September 30, 2016; 2.33% to 4.49% as of June 30, 2016
6 -	Fixed interest rates ranging from 2.72% to 10.39% as of June 30, 2017, September 30, 2016, and June 30, 2016

Asset-based Line of Credit (“ABL”)

On October 1, 2015, the Company entered into a $700 million ABL with Wells Fargo Bank, N.A. and a syndicate of other lenders. This ABL consists of revolving loans in both the United States (“U.S. Revolver”) in the amount of $670.0 million and Canada (“Canada Revolver”) in the amount of $30.0 million.

The ABL has a maturity date of October 1, 2020. The U.S. Revolver has various tranches of borrowings, bearing interest at rates ranging from 2.59% to 4.75%. The effective rate of these borrowings is 3.28% and is paid monthly. As of June 30, 2017, the outstanding balance on the U.S. Revolver and Canada Revolvers, net of debt issuance fees, was $449.6 million. The U.S. Revolver also has outstanding standby letters of credit in the amount of $10.9 million as of June 30, 2017. Current unused commitment fees on the revolving credit facilities are 0.25% per annum.

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

On September 16, 2016, the Company refinanced its Term Loan, lowering the LIBOR floor by 25 basis points and lowering the spread by 25 basis points. As a result of the refinancing, the Company wrote off $1.6 million of debt issuance costs in interest expense. As of June 30, 2017, the outstanding balance on the Term Loan, net of debt issuance fees, was $434.2 million. The Term Loan is guaranteed jointly and severally and fully and unconditionally by the Company’s active United States subsidiary.

Senior Notes

On October 1, 2015, the Company raised $300.0 million by issuing senior notes due 2023 (the “Senior Notes”). The Senior Notes have a coupon rate of 6.38% per annum and are payable semi-annually in arrears beginning April 1, 2016. There are early payment provisions in the Senior Note indenture in which the Company would be subject to “make whole” provisions. Management anticipates repaying the notes at the maturity date of October 1, 2023. As of June 30, 2017 the outstanding balance on the Senior Notes, net of debt issuance fees, was $292.0 million. The Senior Notes are guaranteed jointly and severally and fully and unconditionally by the Company’s active United States subsidiary.

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

Equipment Financing Facilities and Other

As of June 30, 2017, the Company had a $16.7 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 3.25% and payments due through September 2021.

As of June 30, 2017 the Company had $21.0 million of capital lease obligations outstanding. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

9.	Commitments and Contingencies

Operating Leases

The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis.

For the three months ended June 30, 2017 and 2016, rent expense was $15.8 million and $14.5 million, respectively. For the nine months ended June 30, 2017 and 2016, rent expense was $44.7 million and $45.1 million, respectively. Sublet income was immaterial for each of these periods.

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

10.	Geographic Data

The following tables summarize certain geographic information for the periods presented (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net sales
U.S.	$1,167,647	$1,097,555	$2,977,108	$2,832,573
Canada	46,247	55,171	109,694	120,170

Total net sales	$1,213,894	$1,152,726	$3,086,802	$2,952,743

		June 30,	September 30,	June 30,
		2017	2016	2016
Long-lived assets
U.S.		$515,170	$527,680	$545,070
Canada		13,204	13,374	13,949

Total long-lived assets		$528,374	$541,054	$559,019

11.	Fair Value Measurement

As of June 30, 2017, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) as of June 30, 2017, the fair value of the Company’s $300.0 million Senior Notes was $323.6 million. As of June 30, 2017, the fair value of the Company’s Senior Secured Credit Facility approximated the amount outstanding. The Company estimates the fair value of its Senior Secured Credit Facility by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

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

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	June 30, 2017
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$34,583	$7,314	$(8,842)	$33,055
Accounts receivable, net	1,327	640,796	29,994	(1,140)	670,977
Inventories, net	—	608,367	33,058	—	641,425
Prepaid expenses and other current assets	30,158	185,633	5,686	—	221,477

Total current assets	31,485	1,469,379	76,052	(9,982)	1,566,934
Intercompany receivable, net	—	1,037,846	—	(1,037,846)	—
Investments in consolidated subsidiaries	3,070,328	—	—	(3,070,328)	—
Deferred income taxes, net	58,230	—	—	(58,230)	—
Property and equipment, net	6,541	140,126	10,284	—	156,951
Goodwill	—	1,226,034	29,980	—	1,256,014
Intangibles, net	—	440,042	2,920	—	442,962
Other assets, net	1,242	269	—	—	1,511

Total Assets	$3,167,826	$4,313,696	$119,236	$(4,176,386)	$3,424,372

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,839	$354,696	$19,026	$(9,982)	$387,579
Accrued expenses	18,174	257,387	4,754	—	280,315
Current portions of long-term debt	4,500	9,262	—	—	13,762

Total current liabilities	46,513	621,345	23,780	(9,982)	681,656
Intercompany payable, net	998,740	—	39,106	(1,037,846)	—
Borrowings under revolving lines of credit, net	—	437,285	12,330	—	449,615
Long-term debt, net	721,685	—	—	—	721,685
Deferred income taxes, net	—	199,746	600	(58,230)	142,116
Long-term obligations under equipment financing and other, net	—	28,365	47	—	28,412

Total liabilities	1,766,938	1,286,741	75,863	(1,106,058)	2,023,484

Total stockholders’ equity	1,400,888	3,026,955	43,373	(3,070,328)	1,400,888

Total Liabilities and Stockholders’ Equity	$3,167,826	$4,313,696	$119,236	$(4,176,386)	$3,424,372

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$37,447	$2,876	$(8,937)	$31,386
Accounts receivable, net	—	593,395	34,710	(1,140)	626,965
Inventories, net	—	460,516	20,220	—	480,736
Prepaid expenses and other current assets	3,527	153,681	5,895	—	163,103

Total current assets	3,527	1,245,039	63,701	(10,077)	1,302,190
Intercompany receivable, net	—	878,931	—	(878,931)	—
Investments in consolidated subsidiaries	2,891,677	—	—	(2,891,677)	—
Deferred income taxes, net	59,567	—	—	(59,567)	—
Property and equipment, net	4,626	133,897	10,046	—	148,569
Goodwill	—	1,167,905	29,660	—	1,197,565
Intangibles, net	—	460,696	3,328	—	464,024
Other assets, net	1,242	269	—	—	1,511

Total Assets	$2,960,639	$3,886,737	$106,735	$(3,840,252)	$3,113,859

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,630	$329,895	$14,467	$(10,077)	$360,915
Accrued expenses	42,594	114,016	4,503	—	161,113
Current portions of long-term obligations	4,500	10,311	—	—	14,811

Total current liabilities	73,724	454,222	18,970	(10,077)	536,839
Intercompany payable, net	840,159	—	38,772	(878,931)	—
Borrowings under revolving lines of credit, net	—	355,087	4,574	—	359,661
Long-term debt, net	722,929	—	—	—	722,929
Deferred income taxes, net	—	194,556	493	(59,567)	135,482
Long-term obligations under equipment financing and other, net	—	35,074	47	—	35,121

Total liabilities	1,636,812	1,038,939	62,856	(948,575)	1,790,032

Total stockholders’ equity	1,323,827	2,847,798	43,879	(2,891,677)	1,323,827

Total Liabilities and Stockholders’ Equity	$2,960,639	$3,886,737	$106,735	$(3,840,252)	$3,113,859

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$39,168	$3,461	$(6,093)	$36,536
Accounts receivable, net	—	608,880	32,361	(1,140)	640,101
Inventories, net	—	589,976	30,932	—	620,908
Prepaid expenses and other current assets	11,697	196,123	5,562	(8,309)	205,073

Total current assets	11,697	1,434,147	72,316	(15,542)	1,502,618
Intercompany receivable, net		950,364	—	(950,364)	—
Investments in consolidated subsidiaries	2,838,385	—	—	(2,838,385)	—
Deferred income taxes, net	67,484	—	—	(67,484)	—
Property and equipment, net	4,266	138,725	10,398	—	153,389
Goodwill	—	1,170,087	30,119	—	1,200,206
Intangibles, net	—	473,699	3,551	—	477,250
Other assets, net	1,233	197	—	—	1,430

Total Assets	$2,923,065	$4,167,219	$116,384	$(3,871,775)	$3,334,893

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,964	$544,311	$10,290	$(7,233)	$563,332
Accrued expenses	—	200,014	13,707	(8,309)	205,412
Current portions of long-term obligations	4,500	8,105	—	—	12,605

Total current liabilities	20,464	752,430	23,997	(15,542)	781,349
Intercompany payable, net	911,321	—	39,043	(950,364)	—
Borrowings under revolving lines of credit	—	406,916	9,291	—	416,207
Long-term debt, net	721,630	—	—	—	721,630
Deferred income taxes, net	—	173,344	477	(67,484)	106,337
Long-term obligations under equipment financing and other, net	—	39,672	48	—	39,720

Total liabilities	1,653,415	1,372,362	72,856	(1,033,390)	2,065,243

Total stockholders’ equity	1,269,650	2,794,857	43,528	(2,838,385)	1,269,650

Total Liabilities and Stockholders’ Equity	$2,923,065	$4,167,219	$116,384	$(3,871,775)	$3,334,893

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Three Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$—	$1,167,647	$46,247	$—	$1,213,894
Cost of products sold	—	880,325	35,815	—	916,140

Gross profit	—	287,322	10,432	—	297,754
Operating expense	407	204,478	7,998	—	212,883
Intercompany charges (income)	(12,549)	11,987	562	—	—

Income from operations	12,142	70,857	1,872	—	84,871
Interest expense, financing costs, and other	9,610	3,586	201	—	13,397
Intercompany interest expense (income)	(6,724)	6,724	—	—	—

Income before provision for income taxes	9,256	60,547	1,671	—	71,474
Provision for income taxes	3,473	22,883	459	—	26,815

Income before equity in net income of subsidiaries	5,783	37,664	1,212	—	44,659
Equity in net income of subsidiaries	38,876	—	—	(38,876)	—

Net income	$44,659	$37,664	$1,212	$(38,876)	$44,659

Weighted-average common stock outstanding:
Basic					60,311,923
Diluted					61,350,843
Net income per share:
Basic					$0.74
Diluted					$0.73

	Three Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$—	$1,097,554	$55,172	$—	$1,152,726
Cost of products sold	—	828,448	42,203	—	870,651

Gross profit	—	269,106	12,969	—	282,075
Operating expenses	5,933	189,343	8,420	—	203,696
Intercompany charges (income)	(10,598)	9,938	660	—	—

Income from operations	4,665	69,825	3,889	—	78,379
Interest income, financing costs, and other	9,926	2,511	(211)	—	12,226
Intercompany interest expense (income)	(6,325)	5,909	416	—	—

Income before provision for income taxes	1,064	61,405	3,684	—	66,153
Provision for income taxes	3,667	20,384	976	—	25,027

Income (loss) before equity in net income of subsidiaries	(2,603)	41,021	2,708	—	41,126
Equity in net income of subsidiaries	43,729	—	—	(43,729)	—

Net income	$41,126	$41,021	$2,708	$(43,729)	$41,126

Weighted-average common stock outstanding:
Basic					59,615,121
Diluted					60,619,809
Net income per share:
Basic					$0.69
Diluted					$0.68

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Nine Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$—	$2,977,108	$109,694	$—	$3,086,802
Cost of products sold	—	2,248,454	85,050	—	2,333,504

Gross profit	—	728,654	24,644	—	753,298
Operating expense	16,063	584,999	23,464	—	624,526
Intercompany charges (income)	(37,057)	35,379	1,678	—	—

Income (loss) from operations	20,994	108,276	(498)	—	128,772
Interest expense, financing costs, and other	28,947	9,044	1,248	—	39,239
Intercompany interest expense (income)	(17,406)	17,406	—	—	—

Income (loss) before provision for income taxes	9,453	81,826	(1,746)	—	89,533
Provision for (benefit from) income taxes	3,063	31,217	(480)	—	33,800

Income (loss) before equity in net income of subsidiaries	6,390	50,609	(1,266)	—	55,733
Equity in net income of subsidiaries	49,343	—	—	(49,343)	—

Net income (loss)	$55,733	$50,609	$(1,266)	$(49,343)	$55,733

Weighted-average common stock outstanding:
Basic					60,131,546
Diluted					61,163,591
Net income per share:
Basic					$0.93
Diluted					$0.91

	Nine Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$—	$2,832,819	$120,171	$(247)	$2,952,743
Cost of products sold	—	2,149,477	92,486	(247)	2,241,716

Gross profit	—	683,342	27,685	—	711,027
Operating expenses	65,092	513,755	23,074	—	601,921
Intercompany charges (income)	(36,038)	33,394	2,644	—	—

Income (loss) from operations	(29,054)	136,193	1,967	—	109,106
Interest expense, financing costs, and other	24,563	17,016	(71)	—	41,508
Intercompany interest expense (income)	(15,046)	13,858	1,188	—	—

Income (loss) before provision for income taxes	(38,571)	105,319	850	—	67,598
Provision for (benefit from) income taxes	(17,206)	42,054	225	—	25,073

Income (loss) before equity in net income of subsidiaries	(21,365)	63,265	625	—	42,525
Equity in net income of subsidiaries	63,890	—	—	(63,890)	—

Net income	$42,525	$63,265	$625	$(63,890)	$42,525

Weighted-average common stock outstanding:
Basic					59,293,500
Diluted					60,276,695
Net income per share:
Basic					$0.72
Diluted					$0.71

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income	$44,659	$37,664	$1,212	$(38,876)	$44,659
Other comprehensive income:
Foreign currency translation adjustment	1,730	—	1,730	(1,730)	1,730

Total other comprehensive income	1,730	—	1,730	(1,730)	1,730

Comprehensive income	$46,389	$37,664	$2,942	$(40,606)	$46,389

	Three Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income	$41,126	$41,021	$2,708	$(43,729)	$41,126
Other comprehensive income:
Foreign currency translation adjustment	365	—	365	(365)	365

Total other comprehensive income	365	—	365	(365)	365

Comprehensive income	$41,491	$41,021	$3,073	$(44,094)	$41,491

	Nine Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$55,733	$50,609	$(1,266)	$(49,343)	$55,733
Other comprehensive income:
Foreign currency translation adjustment	891	—	891	(891)	891

Total other comprehensive income	891	—	891	(891)	891

Comprehensive income (loss)	$56,624	$50,609	$(375)	$(50,234)	$56,624

	Nine Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income	$42,525	$63,265	$625	$(63,890)	$42,525
Other comprehensive income:
Foreign currency translation adjustment	2,122	—	2,122	(2,122)	2,122

Total other comprehensive income	2,122	—	2,122	(2,122)	2,122

Comprehensive income	$44,647	$63,265	$2,747	$(66,012)	$44,647

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Nine Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(33,267)	$108,628	$(2,064)	$855	$74,152
Investing Activities
Purchases of property and equipment	(2,972)	(27,522)	(1,388)	—	(31,882)
Acquisition of businesses	(128,533)	—	—	—	(128,533)
Proceeds from the sale of assets	—	1,828	11	—	1,839
Intercompany activity	159,325	—	—	(159,325)	—

Net cash provided by (used in) investing activities	27,820	(25,694)	(1,377)	(159,325)	(158,576)

Financing Activities
Borrowings under revolving lines of credit	—	1,705,434	16,493	—	1,721,927
Repayments under revolving lines of credit	—	(1,624,574)	(8,996)	—	(1,633,570)
Repayments under term loan	(3,375)	—	—	—	(3,375)
Borrowings under equipment financing facilities and other	—	2,111	—	—	2,111
Repayments under equipment financing facilities and other	—	(9,870)	—	—	(9,870)
Proceeds from issuance of common stock	9,994	—	—	—	9,994
Taxes paid related to net share settelement of equity awards	(1,172)	—	—	—	(1,172)
Intercompany activity	—	(158,899)	334	158,565	—

Net cash provided by (used in) financing activities	5,447	(85,798)	7,831	158,565	86,045

Effect of exchange rate changes on cash and cash equivalents	—	—	48	—	48
Net increase (decrease) in cash and cash equivalents	—	(2,864)	4,438	95	1,669
Cash and cash equivalents, beginning of period	—	37,447	2,876	(8,937)	31,386

Cash and cash equivalents, end of period	$—	$34,583	$7,314	$(8,842)	$33,055

	Nine Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(106,764)	$173,900	$9,109	$(1,886)	$74,359
Investing Activities
Purchases of property and equipment	(2,338)	(16,791)	(2,424)	—	(21,553)
Acquisition of businesses	(1,018,658)	—	—	—	(1,018,658)
Proceeds from the sale of assets	—	969	—	—	969
Intercompany activity	561,413	—	—	(561,413)	—

Net cash used in investing activities	(459,583)	(15,822)	(2,424)	(561,413)	(1,039,242)

Financing Activities
Borrowings under revolving lines of credit	—	1,409,128	—	—	1,409,128
Repayments under revolving lines of credit	—	(994,627)	(11,449)	—	(1,006,076)
Borrowings under term loan	450,000	—	—	—	450,000
Repayments under term loan	(189,000)	—	—	—	(189,000)
Borrowings under Senior Notes	300,000	—	—	—	300,000
Repayments under equipment financing facilities and other	—	(3,847)	—	—	(3,847)
Payment of deferred financing costs	(18,890)	(8,923)	—	—	(27,813)
Proceeds from issuance of common stock	20,213	—	—	—	20,213
Excess tax benefit from stock-based compensation	4,024	—	—	—	4,024
Intercompany activity	—	(563,457)	2,045	561,412	—

Net cash provided by (used in) financing activities	566,347	(161,726)	(9,404)	561,412	956,629

Effect of exchange rate changes on cash and cash equivalents	—	—	(871)	—	(871)
Net decrease in cash and cash equivalents	—	(3,648)	(3,590)	(1,887)	(9,125)
Cash and cash equivalents, beginning of period	—	42,816	7,051	(4,206)	45,661

Cash and cash equivalents, end of period	$—	$39,168	$3,461	$(6,093)	$36,536

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis included in our 2016 Annual Report on Form 10-K and our condensed consolidated financial statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2017” refer to the three and nine month periods ended June 30, 2017 being discussed and references to “2016” refer to the three and nine month periods ended June 30, 2016 being discussed. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

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

As of June 30, 2017, we operated 384 branches in 48 states throughout the United States and 6 provinces in Canada. We stock one of the most extensive assortments of high quality branded products in the industry, with over 46,000 SKUs available across our branch network, enabling us to deliver products to serve nearly 67,000 customers on a timely basis. For 2016, approximately 96% of our net sales came from customers located in the United States.

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

Our distinctive operational model combined with significant branch level autonomy differentiates us from the competition. We provide our customers with value-added services, including, but not limited to, job site delivery, custom designed tapered roofing systems, metal fabrication, and trade credit. We consider customer relations and our employees’ knowledge of roofing and exterior building materials to be vital to our ability to increase customer loyalty and maintain customer satisfaction. Our customers’ business success can be enhanced when they are supported by our efficient and effective distribution network. We invest significant resources in professional development, management skills, product knowledge and operational proficiency. We pride ourselves on providing these capabilities developed on a foundation of continuous improvement driving service excellence, productivity and efficiencies.

We seek opportunities to expand our business operations through both acquisitions and organic growth (by opening branches, growing sales with existing customers, adding new customers and introducing new products). Our main acquisition strategy is to target market leaders who do business in geographic areas that we currently do not service or that complement our existing regional operations. In addition to our organic growth, the following highlights our recent success in delivering on our growth strategy:

Acquisition Growth—2017:

•	On December 16, 2016, the Company purchased certain assets of BJ Supply Company, a distributor of roofing and related building products with 1 branch serving Pennsylvania and New Jersey and annual sales of $4 million.

•	On January 3, 2017, the Company acquired American Building & Roofing, Inc., a distributor of mainly residential roofing and related building products with 7 branches around Washington State and annual sales of $36 million.

•	On January 9, 2017, the Company acquired Eco Insulation Supply, a distributor of insulation and related accessories with 1 branch serving Connecticut, Southern New England and the New York City metropolitan area and annual sales of $8 million.

•	On March 1, 2017, the Company acquired Acme Building Materials, Inc., a distributor of residential roofing and related building products with 3 branches in Eastern Michigan and annual sales of $13 million.

•	On May 1, 2017, the Company purchased certain assets of Lowry’s Inc., a distributor of waterproofing and concrete restoration materials with 11 branches operating in California, Arizona, Utah and Hawaii and annual sales of $76 million.

Acquisition Growth—2016:

•	On October 1, 2015, we completed our acquisition of Roofing Supply Group (“RSG”), a leading roofing products distributor, in a cash and stock transaction valued at approximately $1.17 billion. Completion of the RSG acquisition strengthened our position as the largest publicly traded roofing materials and related products distributor in the U.S., with approximately $3.71 billion in combined pro forma net sales at the time of the acquisition. The RSG Acquisition has provided us the opportunity to create a stronger roofing distribution company built upon the foundation of two strong, growing distribution platforms with an extensive national footprint and continued growth potential. On the date of the acquisition, RSG operated 85 branches across 25 states, with 300 to 2,200 SKUs per branch. This acquisition has allowed us to expand our product offerings and increase our cross selling opportunities while maintaining our standards for exceptional customer service and roofing expertise.

•	We finalized seven additional strategic acquisitions in fiscal year 2016, acquiring 42 branches that significantly enhanced our geographic footprint, particularly in the Southern, Western, and Pacific Northwest regions of the United States:

○	On December 1, 2015, we purchased certain assets of RCI Roofing Supply, a distributor of residential and commercial roofing and related products with 5 branches operating in Nebraska, Iowa and Colorado and annual sales of approximately $23 million.

○	On December 18, 2015, we acquired 100% of the equity interests of Roofing and Insulation Supply, a distributor primarily of residential and commercial insulation along with roofing and related products with 20 branches spanning 13 states operating across New England, the Mid-Atlantic, the Southeast, the Upper Midwest, Texas and Colorado and annual sales of approximately $70 million.

○	On December 29, 2015, we purchased certain assets of Statewide Wholesale, a distributor of residential and commercial roofing and related products with 1 branch located in Denver, Colorado and annual sales of approximately $15 million.

○	On April 1, 2016, we purchased certain assets of Atlantic Building Products, a distributor of decking, windows, siding, and related products with 2 branches operating in eastern Pennsylvania and annual sales of approximately $5 million.

○	On April 1, 2016, we purchased certain assets of Lyf-Tym Building Products, a distributor of siding, windows, gutters, vinyl railings, and related products with 6 branches operating in North Carolina and Virginia and annual sales of approximately $20 million.

○	On May 2, 2016, we purchased certain assets of Fox Brothers Company, a distributor of roofing, siding, windows, doors, and related products with 4 branches operating in Michigan and annual sales of approximately $35 million.

○	On June 1, 2016, we acquired 100% of the equity interests of Woodfeathers, Inc., a distributor of primarily residential roofing and related products with 4 branches operating in Oregon and Washington and annual sales of approximately $30 million.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Net sales	$1,213,894	$1,152,726
Cost of products sold	916,140	870,651

Gross profit	297,754	282,075
Operating expense	212,883	203,696

Income from operations	84,871	78,379
Interest expense, financing costs, and other	13,397	12,226

Income before provision for income taxes	71,474	66,153
Provision for income taxes	26,815	25,027

Net income	44,659	41,126

	Three Months Ended June 30,
	2017	2016
	% of Net Sales
Net sales	100.0%	100.0%
Cost of products sold	75.5%	75.5%

Gross profit	24.5%	24.5%
Operating expense	17.5%	17.7%

Income from operations	7.0%	6.8%
Interest expense, financing costs, and other	1.1%	1.1%

Income before provision for income taxes	5.9%	5.7%
Provision for income taxes	2.2%	2.2%

Net income	3.7%	3.5%

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

As of June 30, 2017, we had a total of 384 branches in operation. Our existing market calculations include 353 branches and exclude 31 branches because they were acquired after the start of the third quarter of fiscal year 2016. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

The following table presents a summary of our results of operations for the periods presented, broken down by existing markets and acquired markets:

	Existing Markets		Acquired Markets		Consolidated
	Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
Net sales	$1,163,963	$1,139,140	$49,931	$13,586	$1,213,894	$1,152,726

Gross profit	$283,089	$278,551	$14,665	$3,524	$297,754	$282,075
Gross margin	24.3%	24.5%	29.4%	25.9%	24.5%	24.5%

Operating expense (1)	$200,931	$201,032	$11,952	$2,664	$212,883	$203,696
Operating expense as a % of net sales	17.3%	17.6%	23.9%	19.6%	17.5%	17.7%

Operating income	$82,159	$77,519	$2,712	$860	$84,871	$78,379
Operating margin	7.1%	6.8%	5.4%	6.3%	7.0%	6.8%

[1]	During 2017 and 2016, we recorded amortization expense related to intangible assets recorded under purchase accounting of $20.7 million ($2.7 million from acquired markets) and $17.4 million ($0.4 from acquired markets), respectively. In addition, existing market operating expense for 2017 and 2016 included non-recurring charges of $9.9 million ($6.1 million, net of taxes) and $7.9 million ($5.1 million, net of taxes), respectively, for the recognition of certain costs related to acquisitions completed in fiscal years 2016 and 2017.

Net Sales

Consolidated net sales increased $61.2 million, or 5.3%, to $1.21 billion in 2017 from $1.15 billion in 2016. Existing market sales increased $24.8 million, or 2.2%, over the same comparative period. We believe the increase in our 2017 existing market sales was influenced primarily by the following factors:

•	increased demand in our residential and complementary product groups;

•	higher core residential re-roofing demand; and

•	increased storm demand in the Midwest region;

partially offset by:

•	lower commercial product sales; and

•	weather-induced demand decreases in the Mid-Atlantic, Northeast and Southwest regions.

Net sales within our acquired markets were $49.9 million in 2017, an increase from 2016 due to the sales impact from recent acquisitions.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices in existing markets were flat in 2017 compared to 2016, driven primarily by small decreases in residential and non-residential selling prices which were both down less than 1% year-over-year. The average selling prices of complementary products increased approximately 2% year-over-year. During the same period, net product costs were flat year-over-year.

Existing markets net sales by geographical region increased (decreased) from 2016 to 2017 as follows: Northeast 1.4%; Mid-Atlantic 1.8%; Southeast 2.8%; Southwest (7.9)%; Midwest 14.5%; West 8.0%; and Canada (16.2)%. These variations were primarily caused by short-term factors such as local market conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

	Three Months Ended June 30,
	2017		2016		Change
	Net Sales	%	Net Sales	%	$	%
	(Dollars in thousands)
Residential roofing products	$651,648	56.0%	$617,873	54.2%	$33,775	5.5%
Non-residential roofing products	340,245	29.2%	359,440	31.6%	(19,195)	-5.3%
Complementary building products	172,070	14.8%	161,827	14.2%	10,243	6.3%

Total existing market sales	$1,163,963	100.0%	$1,139,140	100.0%	$24,823	2.2%

For 2017, our acquired markets recognized sales of $17.8 million, $4.5 million and $27.6 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The combination of our 2017 existing market sales of $1.16 billion plus the sales from acquired markets of $49.9 million equals our total 2017 sales of $1.21 billion. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit and gross margin for our consolidated and existing markets were as follows:

	Three Months Ended June 30,		Change[1]
	2017	2016	$	%
	(Dollars in thousands)
Gross profit—consolidated	$297,754	$282,075	$15,679	5.6%
Gross profit—existing markets	283,089	278,551	4,538	1.6%

Gross margin—consolidated	24.5%	24.5%	N/A	0.0%
Gross margin—existing markets	24.3%	24.5%	N/A	-0.2%

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Our existing market gross profit increased $4.5 million, or 1.6%, to $283.1 million in 2017, and gross profit within our acquired markets was $14.7 million for the same period. Our overall gross margins stayed the same at 24.5%. Gross margins within our existing markets for 2017 decreased to 24.3%.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expense) compared to our warehouse sales, represented 14.9% and 16.3% of our net sales in 2017 and 2016, respectively. We believe variations in direct sales activity to be primarily caused by short-term factors such as local market conditions, weather conditions and storm activity. None of these variations were driven by material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expense

Operating expense for consolidated and existing markets was as follows:

	Three Months Ended June 30,		Change[1]
	2017	2016	$	%
	(Dollars in thousands)
Operating expense—consolidated	$212,883	$203,696	$9,187	4.5%
Operating expense—existing markets	200,931	201,032	(101)	-0.1%

Operating expense as a % of net sales—consolidated	17.5%	17.7%	N/A	-0.2%
Operating expense as a % of net sales—existing markets	17.3%	17.6%	N/A	-0.3%

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense in our existing markets decreased by $0.1 million, or 0.1% in 2017, to $200.9 million, as compared to $201.0 million in 2016, while operating expense within our acquired markets was $12.0 million in 2017. The following factors were the leading causes of the decrease in operating expense in our existing markets:

•	a decrease in bad debt expense of $4.0 million due to improved collections results;

partially offset by:

•	an increase in amortization expense of $1.3 million due to the incremental amortization of intangibles related to the RSG acquisition;

•	an increase in selling and warehouse expenses of $2.3 million due to higher sales volume and the impact of recent acquisitions; and

•	a decrease of $0.3 million in losses recognized on the disposal of certain assets.

During 2017 and 2016, we recorded amortization expense related to the intangible assets recorded under purchase accounting within our existing markets of $18.0 million and $17.1 million, respectively. Our existing markets operating expense as a percentage of the related net sales in 2017 was 17.3%, compared to 17.6% in 2016.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $13.4 million in 2017, as compared to $12.2 million in 2016. The primary driver of the slight increase is a higher outstanding debt balance over the comparative periods.

Income Taxes

Provision for income tax was $26.8 million in 2017, as compared to $25.0 million in 2016. The increase was primarily due to the $5.3 million difference in pre-tax net income for the comparative periods. The effective tax rate before discrete items was relatively flat for the comparative periods. We expect our fiscal year 2017 effective annual income tax rate to average approximately 39%, excluding any discrete items.

Comparison of the Nine Months Ended June 30, 2017 and 2016

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Nine Months Ended June 30,
	2017	2016
	(In thousands)
Net sales	$3,086,802	$2,952,743
Cost of products sold	2,333,504	2,241,716

Gross profit	753,298	711,027
Operating expense	624,526	601,921

Income from operations	128,772	109,106
Interest expense, financing costs, and other	39,239	41,508

Income before provision for income taxes	89,533	67,598
Provision for income taxes	33,800	25,073

Net income	55,733	42,525

	Nine Months Ended June 30,
	2017	2016
	% of Net Sales
Net sales	100.0%	100.0%
Cost of products sold	75.6%	75.9%

Gross profit	24.4%	24.1%
Operating expense	20.2%	20.4%

Income from operations	4.2%	3.7%
Interest expense, financing costs, and other	1.3%	1.4%

Income before provision for income taxes	2.9%	2.3%
Provision for income taxes	1.1%	0.8%

Net income	1.8%	1.5%

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

As of June 30, 2017, we had a total of 384 branches in operation. Our existing market calculations include 322 branches and exclude 62 branches because they were acquired after the start of fiscal year 2016. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

The following table presents a summary of our results of operations for the periods presented, broken down by existing markets and acquired markets:

	Existing Markets		Acquired Markets		Consolidated
	Nine Months Ended June 30,
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
Net sales	$2,899,742	$2,878,003	$187,060	$74,740	$3,086,802	$2,952,743

Gross profit	$699,798	$691,732	$53,500	$19,295	$753,298	$711,027
Gross margin	24.1%	24.0%	28.6%	25.8%	24.4%	24.1%

Operating expense (1)	$575,167	$582,261	$49,359	$19,660	$624,526	$601,921
Operating expense as a % of net sales	19.8%	20.2%	26.4%	26.3%	20.2%	20.4%

Operating income (loss)	$124,631	$109,471	$4,141	$(365)	$128,772	$109,106
Operating margin	4.3%	3.8%	2.2%	-0.5%	4.2%	3.7%

[1]	During 2017 and 2016, we recorded amortization expense related to intangible assets recorded under purchase accounting of $61.1 million ($8.9 million from acquired markets) and $49.7 million ($3.0 million from acquired markets), respectively. In addition, existing market operating expense for 2017 and 2016 included non-recurring charges of $28.5 million ($17.5 million, net of taxes) and $44.7 million ($27.1 million, net of taxes), respectively, for the recognition of certain costs related to acquisitions completed in fiscal years 2016 and 2017.

Net Sales

Consolidated net sales increased $134.1 million, or 4.5%, to $3.09 billion in 2017 from $2.95 billion in 2016. Existing market sales increased $21.7 million, or 0.8%, over the same comparative period. We believe the slight increase in our 2017 existing market sales were influenced primarily by the following factors:

•	increased demand in our residential and complementary product groups;

partially offset by:

•	lower average selling prices; and

•	lower commercial product demand.

Net sales within our acquired markets were $187.1 million in 2017, an increase from 2016 due to the sales impact from recent acquisitions.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices in existing markets declined less than 1% in 2017 compared to 2016, driven primarily by decreases in residential and non-residential selling prices which were both down approximately 1% year-over-year. The average selling prices of complementary products increased over 1% year-over-year. During the same period, net product costs decreased less than 1% year-over-year.

Existing markets net sales by geographical region increased (decreased) from 2016 to 2017 as follows: Northeast (5.6)%; Mid-Atlantic 3.5%; Southeast 4.2%; Southwest 2.0%; Midwest 8.1%; West (12.9)%; and Canada (8.7)%. These variations were primarily caused by short-term factors such as local market conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

	Nine Months Ended June 30,
	2017		2016		Change
	Net Sales	%	Net Sales	%	$	%
	(Dollars in thousands)
Residential roofing products	$1,621,546	55.9%	$1,533,170	53.2%	$88,376	5.8%
Non-residential roofing products	889,264	30.7%	971,938	33.8%	(82,674)	-8.5%
Complementary building products	388,932	13.4%	372,895	13.0%	16,037	4.3%

Total existing market sales	$2,899,742	100.0%	$2,878,003	100.0%	$21,739	0.8%

For 2017, our acquired markets recognized sales of $60.9 million, $11.4 million and $114.8 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The combination of our 2017 existing market sales of $2.90 billion plus the sales from acquired markets of $187.1 million equals our total 2017 sales of $3.09 billion. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit and gross margin for our consolidated and existing markets were as follows:

	Nine Months Ended June 30,		Change[1]
	2017	2016	$	%
	(Dollars in thousands)
Gross profit—consolidated	$753,298	$711,027	$42,271	5.9%
Gross profit—existing markets	699,798	691,732	8,066	1.2%

Gross margin—consolidated	24.4%	24.1%	N/A	0.3%
Gross margin—existing markets	24.1%	24.0%	N/A	0.1%

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Our existing market gross profit increased $8.1 million, or 1.2%, to $699.8 million in 2017, and gross profit within our acquired markets was $53.5 million for the same period. Our overall gross margins improved to 24.4% in 2017, mainly due to a favorable shift in sales mix to residential products. Gross margins within our existing markets for 2017 increased to 24.1%.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expense) compared to our warehouse sales, represented 15.5% and 16.4% of our net sales in 2017 and 2016, respectively. We believe variations in direct sales activity to be primarily caused by short-term factors such as local market conditions, weather conditions and storm activity. None of these variations were driven by material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expense

Operating expense for consolidated and existing markets was as follows:

	Nine Months Ended June 30,		Change[1]
	2017	2016	$	%
	(Dollars in thousands)
Operating expense—consolidated	$624,526	$601,921	$ 22,605	3.8%
Operating expense—existing markets	575,167	582,261	(7,094)	-1.2%

Operating expense as a % of net sales —consolidated	20.2%	20.4%	N/A	-0.2%
Operating expense as a % of net sales —existing markets	19.8%	20.2%	N/A	-0.4%

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense in our existing markets decreased by $7.1 million, or 1.2% in 2017, to $575.2 million, as compared to $582.3 million in 2016, while operating expense within our acquired markets was $49.4 million in 2017. The following factors were the leading causes of the decrease in operating expense in our existing markets:

•	a decrease in payroll, employee benefits costs, and stock compensation expense of $9.0 million due to additional compensation costs recognized in 2016 as a result of the RSG transaction;

•	a decrease in general and administrative of $5.6 million due to the continued realization of cost synergies and consolidation of certain branches related to recent acquisitions; and

•	a decrease in bad debt expense of $3.0 million due to improved collections results;

partially offset by:

•	an increase in depreciation and amortization expense of $6.3 million due to the incremental amortization of intangibles related to the RSG transaction; and

•	an increase in selling expense of $4.4 million due to higher sales volume and related employee costs.

During 2017 and 2016, we recorded amortization expense related to the intangible assets recorded under purchase accounting within our existing markets of $52.3 million and $46.7 million, respectively. Our existing markets operating expense as a percentage of the related net sales in 2017 was 19.8%, compared to 20.2% in 2016.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $39.2 million in 2017, as compared to $41.5 million in 2016. The primary driver of the decrease is a lower interest rate from the September 2016 refinancing of our Term Loan and the gradual decrease in outstanding debt as a result of recent principal payments.

Income Taxes

Provision for income taxes was $33.8 million in 2017, as compared to $25.1 million in 2016. The increase was primarily due to a $21.9 million increase in pre-tax net income for the comparative periods. The effective tax rate before discrete items was relatively flat for the comparative periods. We expect our fiscal year 2017 effective annual income tax rate to average approximately 39%, excluding any discrete items.

Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we prepare certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), specifically:

•	Adjusted Net Income (Loss)/Adjusted EPS

•	Adjusted EBITDA

We define Adjusted Net Income (Loss) as net income that excludes certain non-recurring costs and the incremental amortization of intangibles related to acquisitions completed in fiscal years 2016 and 2017. Adjusted net income per share (“Adjusted EPS”) is calculated by dividing the Adjusted Net Income (Loss) for the period by the weighted-average diluted shares outstanding for the period.

We define Adjusted EBITDA as net income plus interest expense (net of interest income), income taxes, depreciation and amortization, adjustments to contingent consideration, stock-based compensation and certain non-recurring costs from acquisitions completed in fiscal years 2016 and 2017. EBITDA is a measure commonly used in the distribution industry.

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

The following tables present a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss)/Adjusted EPS and Adjusted EBITDA for each of the periods indicated (in thousands, except per share amounts):

Adjusted Net Income (Loss)/Adjusted EPS

	Three Months Ended June 30,				Nine Months Ended June 30,
	2017		2016		2017		2016
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income	$44,659	$0.73	$41,126	$0.68	$55,733	$0.91	$42,525	$0.71
Company adjustments, net of income taxes:
Acquisition costs[1]	6,761	0.11	5,444	0.09	20,075	0.33	30,405	0.50

Adjusted Net Income (Loss)	$51,420	$0.84	$46,570	$0.77	$75,808	$1.24	$72,930	$1.21

[1]	Acquisition costs reflect certain non-recurring charges and the incremental amortization of intangibles related to acquisitions completed in fiscal years 2016 and 2017, net of $4.2 million and $2.9 million in tax for the three months ended June 30, 2017 and 2016, respectively and $12.6 million and $19.8 million in tax for the nine months ended June 30, 2017 and 2016, respectively.

Adjusted EBITDA

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net income	$44,659	$41,126	$55,733	$42,525
Acquisition costs[1]	1,971	2,157	4,715	23,310
Interest expense, net	13,614	12,508	40,098	41,836
Income taxes	26,815	25,027	33,800	25,073
Depreciation and amortization	29,283	25,375	86,238	73,019
Stock-based compensation	3,653	3,374	11,227	14,070

Adjusted EBITDA	$119,995	$109,567	$231,811	$219,833

Adjusted EBITDA as a % of net sales	9.9%	9.5%	7.5%	7.4%

[1]	Acquisition costs reflect certain non-recurring charges related to acquisitions completed in fiscal years 2016 and 2017 (excluding the impact of tax) that are not embedded in other balances of the table. Certain portions of the total acquisition costs incurred are included in interest expense, income taxes, depreciation and amortization, and stock-based compensation.

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

	2017			2016
	Qtr 1	Qtr 2	Qtr 3	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(Dollars in thousands)
Net sales	$1,002,184	$870,724	$1,213,894	$976,480	$823,537	$1,152,726	$1,174,366
% of year’s sales	32.5%	28.2%	39.3%	23.7%	20.0%	27.9%	28.4%

Gross profit	$251,067	$204,477	$297,754	$233,188	$195,764	$282,075	$302,042
% of year’s gross profit	33.3%	27.1%	39.5%	23.0%	19.3%	27.8%	29.9%

Income (loss) from operations	$46,957	$(3,056)	$84,871	$26,844	$3,883	$78,379	$95,878
% of year’s income from operations	36.5%	-2.4%	65.9%	13.1%	1.9%	38.2%	46.8%

Net income (loss)	$20,430	$(9,356)	$44,659	$7,118	$(5,719)	$41,126	$47,392

Net income (loss) per share—basic	$0.34	$(0.16)	$0.74	$0.12	$(0.10)	$0.69	$0.79
Net income (loss) per share—diluted	$0.33	$(0.16)	$0.73	$0.12	$(0.10)	$0.68	$0.78

Liquidity

Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business.

Our principal sources of liquidity as of June 30, 2017 were our cash and cash equivalents of $33.1 million and our available borrowings of $229.1 million under our asset based lending revolving credit facility.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$74,152	$74,359
Net cash used in investing activities	(158,576)	(1,039,242)
Net cash provided by financing activities	86,045	956,629
Effect of exchange rate changes on cash and equivalents	48	(871)

Net increase (decrease) in cash and cash equivalents	$1,669	$(9,125)

Operating Activities

Our net cash provided by operating activities was $74.2 million in 2017, compared to $74.4 million provided by operating activities in 2016. Cash from operations decreased $0.2 million due to an increase in net income after adjustments for non-cash items of $28.1 million and a increase in working capital that provided an incremental cash usage of $28.3 million.

Investing Activities

Net cash used in investing activities was $158.6 million in 2017, compared to $1.04 billion in 2016. During 2017, we spent $128.5 million on acquisitions compared to $1.02 billion in 2016. This decrease was partially offset by a $10.3 million increase in capital expenditures, which were $31.9 million in 2017 as compared to $21.6 million in 2016.

Financing Activities

Net cash provided by financing activities was $86.0 million in 2017, compared to $956.6 million in 2016. The net decrease of $870.6 million was primarily due to the new financing agreements that we entered into as a result of the RSG acquisition in 2016, offset by repayments and payment of deferred financing costs. In addition, proceeds from the issuance of common stock decreased by $10.2 million to $10.0 million in 2017, as compared to $20.2 million in 2016. This decrease is due to the additional stock option exercise activity that occurred in 2016 in relation to the RSG acquisition.

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

The U.S. Revolver has various tranches of borrowings, bearing interest at rates ranging from 2.59% to 4.75%. The effective rate of these borrowings is 3.28% and is paid monthly. As of June 30, 2017, the outstanding balance on the U.S. Revolver and Canada Revolvers, net of debt issuance fees, was $449.6 million. The U.S. Revolver also has outstanding standby letters of credit in the amount of $10.9 million as of June 30, 2017. Current unused commitment fees on the revolving credit facilities are 0.25% per annum.

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

On September 16, 2016, we refinanced our Term Loan and lowered the LIBOR floor by 25 basis points and lowered the spread by 25 basis points. As a result of the refinancing we wrote off $1.6 million of debt issuance costs in interest expense. As of June 30, 2017 the outstanding balance on the Term Loan, net of debt issuance fees, was $434.2 million.

The Term Loan is guaranteed jointly and severally and fully and unconditionally by our active United States subsidiary.

Senior Notes

We also raised $300.0 million in Senior Notes, which mature on October 1, 2023. These notes bear interest at the rate of 6.38% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2016. There are early payment provisions in the Senior Note indenture in which we would be subject to “make whole” provisions. Management anticipates repaying the notes at the maturity date of October 1, 2023. As of June 30, 2017 the outstanding balance on the Senior Notes, net of debt issuance fees, was $292.0 million.

The Senior Notes are guaranteed jointly and severally and fully and unconditionally by our active United States subsidiary.

Equipment Financing Facilities and Other

As of June 30, 2017, we had $16.7 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 3.25% and payments due through September 2021.

As of June 30, 2017, we had $21.0 million of capital lease obligations outstanding. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

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

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2016 Annual Report on Form 10-K have not changed materially during the nine month period ended June 30, 2017.

Item 4.	Controls and Procedures

As of June 30, 2017, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)). Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Extensible Business Reporting Language (XBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q: (i) the Consolidated Balance Sheets as of June 30, 2017; September 30, 2016; and June 30, 2016, (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2017 and June 30, 2016, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2017 and June 30, 2016, (iv) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and June 30, 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: August 3, 2017	BY:	/s/ JOSEPH M. NOWICKI
Joseph M. Nowicki
Executive Vice President & Chief Financial Officer