Form 10-K
period 2017-09-30
BEACON ROOFING SUPPLY INC
filed 2017-11-21
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold as of the end of the second quarter ended March 31, 2017, was $2.96 billion.

The number of shares of common stock outstanding as of October 31, 2017 was 67,734,465.

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

Year Ended September 30, 2017

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

Overview

Beacon is the largest publicly traded distributor of residential and non-residential roofing materials in the United States and Canada. We also distribute complementary building products, including siding, windows, specialty exterior building products, insulation, and waterproofing systems for residential and non-residential building exteriors. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of contractors, and to a lesser extent, general contractors, home builders, retailers, and building materials suppliers.

As of September 30, 2017, we operated 383 branches in 48 states throughout the United States and 6 provinces in Canada. We stock one of the most extensive assortments of high quality branded products in the industry, with over 50,000 SKUs available across our branch network, enabling us to deliver products to serve over 70,000  customers on a timely basis.

On October 1, 2015, we acquired Roofing Supply Group, LLC (“RSG”), a leading roofing products distributor headquartered in Dallas, Texas, for approximately $1.17 billion. RSG operated 85 locations across 25 states, including the key markets of California, Florida, Texas, as well as the Pacific Northwest.

On August 24, 2017 the Company entered into a definitive purchase agreement to acquire, for approximately $2.625 billion, all of the issued and outstanding shares of capital stock of Allied Building Products Corp. and an affiliated entity (together with its and their respective subsidiaries, “Allied”) on the terms and subject to the conditions set forth in the Stock Purchase Agreement (the “Allied Acquisition”). Allied is one of the country’s largest exterior and interior building products distributors and is headquartered in East Rutherford, New Jersey. Allied distributes products across 208 locations in 31 states and has a strong presence in New York, New Jersey, Florida, California, Hawaii and the upper Midwest. The Allied Acquisition is expected to close on January 2, 2018, subject to the satisfaction of customary closing conditions.

For the fiscal year ended September 30, 2017 (“fiscal year 2017” or “2017”), residential roofing products comprised 54.4% of our sales, non-residential roofing products accounted for 29.1% of our sales, and complementary products provided the remaining 16.5% of our sales. Approximately  96% of our net sales were to customers located in the United States.

We provide our customers with a comprehensive array of value-added benefits. These services and tools are focused on supporting the entire lifecycle of our contactor’s business, with particular focus on enhancing their ability to meet and exceed the needs of their customers (see “Our Products and Services” for a full listing). We believe the additional services we provide strengthen our relationships with our customers and distinguish us from our competition, as the vast majority of orders require at least some of these services. Our ability to provide these services efficiently and reliably can save contractors time and money while also enabling us to achieve attractive gross profit margins on our product sales. We have earned a reputation for providing a high level of product availability and high-quality service from our experienced employees who provide timely, accurate and safe delivery of products.

Our customer base includes a diverse population of residential and non-residential roofing contractors from the markets in which we operate. Along with new construction projects, these local roofing contractors are typically involved in the replacement, or re-roofing, component of the roofing industry. We utilize a branch-based operating model that allows branches to maintain local customer relationships and benefit from our centralized infrastructure. This operating model allows us to benefit from the resources and scale efficiencies of being a national distributor while still providing customers with specialized products and personalized local services tailored to their specific geographic region.

We have achieved our growth through a combination of 43 strategic and complementary acquisitions since our initial public offering (“IPO”) in 2004, opening new branch locations and broadening our product offerings. In fiscal year 2017, we acquired 23 branches and opened 4 new branches. We have grown from $652.9 million in net sales in fiscal year 2004 to $4.38 billion in net sales in fiscal year 2017, which represents a thirteen-year compound annual growth rate (“CAGR”) of 15.8% . Our organic growth, which includes growth from existing and newly opened branches but excludes growth from acquired branches, averaged a CAGR of 5.1% per annum over the same period. Acquired branches are excluded from organic growth measures until they have been under our ownership for at least four full fiscal quarters at the start of the reporting period. Since our IPO, we have opened 78 new branch locations, and during this same period existing market sales excluding greenfields increased at an average of 2.3% per annum. Existing market sales excluding greenfields are defined as the aggregate sales from branches open for the entire comparable annual periods. Income from operations has increased from $34.7 million in fiscal year 2004 to $216.1 million in fiscal year 2017, which represents a thirteen-year CAGR of 15.1%. We believe that our proven business model can continue to deliver industry-leading growth and operating profit margins.

Our Industry

    Based on management’s estimates, we believe that the roofing distribution market in the United States and Canada represents approximately $26 billion in revenue with roughly 60-65% of the market in residential roofing and 35-40% in commercial. We also participate in several other areas of the building products market within our complementary product line, including siding, windows, insulation and waterproofing, among others.

We believe the majority of roofing demand is driven by re-roofing activity (estimated at 80-90%), with the remaining balance being tied to new construction. Re-roofing projects are considered to be necessary maintenance and repair expenditures, and are therefore less likely to be postponed during periods of recession or slower economic growth. As a result, demand for roofing products historically has been less volatile than overall demand for construction products.

Net sales from re-roofing are also expected to increase as the median age of owner occupied housing has increased from 31 years to 37 years over the last decade, according to U.S. Census data. As homes age, re-roofing demand increases, and home-owners are forced to replace or repair old, deteriorating roofs. During the past decade, re-roofing demand also has been influenced in part by existing home sales trends. Lower housing turnover during the 2007-2015 years, in particular, has resulted in many homeowners’ deferral of necessary re-roofing decisions. This combination of aging U.S. housing inventory, more favorable trends in existing home sales, and deferred re-roofing amid the housing downturn supports a favorable supply/demand dynamic in the residential repair and remodel market in the coming years.

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

In addition to our domestic operations, we also operate in 6 provinces across Canada. These international locations represented approximately 4% of our total net sales for the fiscal year ended September 30, 2017. We expect overall demand for operations in Canada to grow at rate similar to our United States operations.

Roofing Distributors

Wholesale distribution is the primary distribution channel for both residential and commercial roofing products. Wholesale roofing product distributors serve the important role of facilitating the purchasing relationships between roofing materials manufacturers and thousands of contractors. Wholesale distributors can maintain localized inventories, extend trade credit, give product advice and provide delivery and logistics services.

Despite some recent consolidation, the roofing materials distribution industry remains highly fragmented. The industry is characterized by several “national” distributors and a large number of local and regional participants. The vast majority of our competition continues to comes from these smaller, localized roofing supply distributors, and, to a much lesser extent, other building supply distributors and ‘‘big box’’ retailers.

Residential Roofing

  Re-roofing is largely a non-discretionary decision for homeowners. However, prevailing housing market conditions and severe storm activity can influence the precise timing involved. Specifically, we believe housing turnover can impact certain homeowners’ re-roofing decisions. Increases in single-family existing home sales during fiscal 2015-2017, coupled with more active storm related roofing demand in 2016 and 2017, have boosted industry re-roofing activity during recent years. This contrasts with the period of stagnant re-roofing demand that was experienced from 2007-2014 during the housing downturn and early into its recovery.

Within the new construction portion of the residential roofing market, growth historically has been driven by housing starts, and in particular, by single-family home construction. According to the U.S. Census Bureau, single-family starts peaked at 1.7 million homes in 2005 and troughed at 0.4 million homes in 2011. Housing starts have recovered steadily since 2011 and have reached 0.8 million in 2016. The Mortgage Bankers Association (MBA) economic forecast projects single-family starts will finish 2017 with a 7% gain compared to 2016 and see 8%-9% increases in both 2018 and 2019.

  Non-residential Roofing

    As with residential re-roofing, non-residential re-roofing activity tends to be less cyclical than new construction and depends, in part, upon the types of materials on existing roofs, their expected lifespan and intervening factors such as wind or water damage. In contrast to residential roofing, we do not believe economic driven re-roofing project deferrals have been as common for the non-residential product line. The non-residential roofing market primarily consists of office, retail, industrial and institutional buildings.

According to the 2018 Dodge Construction Outlook, U.S. construction starts will increase 3% in 2018 following expected gains of 4% in 2017 and 5% in 2016. Commercial buildings are expected to see a 2% increase, while institutional buildings should see a 3% increase in construction during 2018.

Complementary Building Products

Demand for complementary building products such as siding, windows and doors, and insulation for both the residential and non-residential markets has been at historically low levels in recent years, consistent with the downturns in the new construction markets and in the overall economy. Unlike the roofing industry, demand for these products is more discretionary and significantly influenced by new construction markets and the pace of overall residential remodeling activity.

According to the Joint Center for Housing Studies at Harvard University, its Leading Indicator of Remodeling Activity (LIRA) is calling for accelerating growth rates in U.S. remodeling activity throughout calendar year 2018 with anticipated growth rate of 7.7% by the third quarter. As mentioned above, the outlook for new home construction is also projected to see solid growth in the coming years.

Our Strengths

We believe the sales and earnings growth we have achieved over time has been, and will continue to be, driven by our primary competitive strengths, which include the following:

•

Leading roofing distribution platform with a national scope combined with regional expertise.   We are the largest publicly traded distributor of residential and non-residential roofing materials in the United States, and we maintain leading positions in key metropolitan markets across the United States and Canada. Our geographic footprint is designed to provide advantages in the regional markets we serve. We utilize a branch-based operating model whereby branches cultivate and maintain local customer relationships while benefiting from centralized functions such as information technology, marketing, accounting, financial reporting, credit, purchasing, human resources, legal and tax services. We provide our customers with specialized products and personalized local services tailored to their specific geographic region, with the resources and scale efficiencies of a national distributor.

•

Diversified business model in a stable environment.  Our business historically has been protected in times of economic downturn because of the non-discretionary nature of most re-roofing demand, the mix of our sales between residential and non-residential products, our geographic and customer diversity, and the financial and operational ability to expand our business and obtain market share. We have a long history of organic sales growth and healthy gross margins through a variety of economic cycles. Over the last thirteen fiscal years, our total and existing market net sales have increased by a CAGR of 15.8% and 5.1%, respectively, (including growth through acquisitions) and our gross margins in existing markets (i.e., excluding acquisitions) have averaged approximately 24%.

•

Well-positioned in attractive roofing demand markets. We believe that our national distribution platform is strategically positioned to continue benefitting from the North American market recovery, and we expect that improving economic conditions and continued recovery in residential and non-residential construction activity will drive the demand for additional roofing materials and complementary building products.

•

Superior customer service to our well established, long-term customer base. Our diverse customer base consists of contractors, home builders, building owners, and other resellers. A significant number of our customers have relied on us as their vendor of choice for decades, and we believe that these strong customer relationships cannot be easily replicated. For the fiscal year ended September 30, 2017, no single customer accounted for more than 2% of our net sales.

We believe that the services provided by our employees improve our customers’ efficiency and profitability, which, in turn, strengthens our customer relationships. We consider customer relations and our employees’ knowledge of roofing and exterior building materials as being vital to our ability to increase customer loyalty and maintain customer satisfaction. We invest significant resources in professional development, management skills, product knowledge and operational proficiency. The in-depth knowledge of the materials we sell and their applications allows our sales personnel to provide technical advice and value-added service to our customers throughout the construction process.

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

•

Strong platform for growth and acquisition. From the time of our IPO in 2004, we increased net sales at rates well above the overall growth in the roofing materials distribution industry. We have expanded our business through strategic acquisitions, new branch openings, and the diversification of our product offering. We generally have improved the financial and operating performance of our acquired companies and helped them to grow their businesses following acquisition.

•

Strong cash flow generation driven by a stable business model. We have increased net sales in eight of the last ten fiscal years, including increases in each of the last seven consecutively. Our track record of growth, combined with limited capital expenditure requirements, has resulted in strong free cash flow across all economic cycles. We have a strong history of managing our debt leverage effectively and we have successfully reduced leverage subsequent to the RSG transaction.

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

most experienced members of the roofing industry and have a track record of achieving strong revenue growth and delivering profitability. Since Beacon became a publicly traded company in 2004, the Beacon management team has successfully completed and integrated 43 acquisitions and opened 78 new greenfield locations.

Our Growth Strategies

Our objective is to be the preferred supplier of roofing and other complementary building product materials across markets in the United States and Canada while continuing to increase net sales and maximize our profitability. We plan to attain these goals by executing the following strategies:

•

Expand product offering and increase cross-selling activities. Due to the unique characteristics of each geographic region, our local customers typically require market specific product offerings. We believe we have one of the most extensive offerings of high-quality branded products in the industry, with over 50,000 SKUs available across our branch network, however there remain opportunities for branches to expand their current product rosters. This will create additional opportunities for our branches to cross-sell more products throughout our existing network. In particular, we seek to expand non-residential roofing sales into markets where we currently sell mostly residential roofing. In addition, we work closely with customers and suppliers to identify new products and services, and continue to expand our product offering to include complementary building materials such as windows, siding, doors, waterproofing systems, insulation and metal fabrication.

•

Continue to provide exceptional customer service and roofing expertise. We provide a comprehensive array of high-quality products and offer value-added services. In fiscal year 2017, we were able to support our customers by fulfilling approximately 97% of warehouse orders through our in-stock inventory as a result of the breadth and depth of the inventory maintained at our local branches. We believe that our focus on providing both value-added services and accurate and rapid order fulfillment enables us to attract and retain customers.

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

Since 2004, Beacon has opened 78 new branches through greenfield expansion. Beacon has a disciplined approach to new branch openings and its typical strategy is to open branches: (1) within its existing markets; (2) where existing customers have expanded into new markets; or (3) in areas that have limited or no acquisition candidates and are a good fit with its business model and culture.

Since 2004, Beacon has completed 43 acquisitions. We believe that the roofing distribution sector remains fragmented and that there are significant opportunities to further grow our business through disciplined, strategic acquisitions. With only a few large, well-capitalized competitors in the industry, we believe we can continue to build on our distribution platform by successfully acquiring additional roofing materials distributors. Our main acquisition strategy is to target market leaders in geographic areas that we do not service or that complement our existing operations in an area.

•

Enhance margins and free cash flow generation through continued execution of our growth strategy. We believe that as recent greenfield locations continue to ramp up, and if expected synergies and cost savings from acquisitions are realized, our margins will continue to improve. We also believe that we have an operating model that requires minimal capital, which, when combined with stable re-roofing demand, will position us for strong free cash flow generation. We intend to continue to use cash flows to support deleveraging and our continued platform growth. We have, and will continue to, invest heavily in our branch expansion. Although management estimates that our branch expansion strategy over the past several years has resulted in above average upfront operating costs and capital expenditures, we believe these new branches will increase their contribution to our profitability and cash flow as they mature.

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

Our product portfolio includes residential and non-residential roofing products as well as complementary building products, including:

Product Portfolio
Residential	Non-Residential	Complementary
Roofing Products	Roofing Products	Building Products
Asphalt shingles	Single-ply roofing	Vinyl siding
Synthetic slate and tile	Asphalt	Fiber cement siding
Clay tile	Metal	Stone veneer
Concrete tile	Modified bitumen	Windows
Slate	Build-up roofing	Doors
Nail base insulation	Cements and coatings	Skylights
Metal roofing	Insulation – flat stock & tapered	Waterproofing
Felts	Commercial fasteners	Building insulation
Synthetic underlayment	Metal edges and flashings	Gutters and downspouts
Wood shingles and shakes	Smoke/roof hatches	Decking and railing
Nails and fasteners	Sheet metal (copper/aluminum/steel)	Air barrier
Metal edgings and flashings	Roofing tools	Concrete restoration systems
Prefabricated flashings	PVC membrane	Sealants
Ridge and soffit vents	TPO membrane
EPDM membrane

Our product lines are designed to meet the requirements of residential and non-residential roofing contractors as well as siding & insulation contractors. The products that we distribute are supplied by the industry’s leading manufacturers of high-quality roofing materials, siding materials, insulation, windows, doors, decking and related products (See “Purchasing and Suppliers”).

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

Of all the complementary building products in our portfolio, vinyl and cement siding comprise the largest share of the products we sell.

Services

We emphasize superior value-added services to our customers. We employ a knowledgeable sales force that possesses in-depth knowledge of roofing materials and applications and is capable of providing technical advice and assistance to contractors and other customers throughout the re-roofing and construction process. In particular, we support our customers with the following value-added services:

•	advice and assistance on product identification, specification and technical support, and training services;
•	a large, service ready fleet with a broad footprint supporting timely job site delivery, rooftop loading and logistical services;
•	tapered insulation engineered with enhanced computer-aided design and related layout services;
•	metal fabrication and related metal roofing design and layout services;
•	access to Beacon Pro+, our e-commerce platform that provides customers with 24/7 online access;
•	trade credit and online bill pay; and
•	marketing support, including project leads for contractors.

Our Customers

We serve over 70,000 customers, comprised of contractors, home builders, building owners, and other resellers across the continental United States and Canada. Our typical customer base varies by end market, with relatively small contractors in the residential market and small to large-sized contractors in the non-residential market. To a lesser extent, our customer base in a market can include general contractors, retailers and building materials suppliers. A significant number of our customers have relied on us or our predecessors as their vendor of choice for decades, therefore we believe that we have strong customer relationships that our competitors cannot easily displace or replicate. No single customer accounts for more than 2% of our net sales.

Our Culture and Employees

We believe that our values based culture is a key differentiator, which is critical to our success. We pride ourselves on attracting and retaining highly dedicated and customer focused employees at all levels of the organization. We maintain a safety-first environment and strong relations with our employees.

As of September 30, 2017 we had 5,406 employees consisting of 1,334 in sales and marketing, 682 branch and assistant branch managers, 2,666 drivers, delivery helpers and warehouse workers, 680 general and administrative employees and 44 executives. We have 33 employees that are represented by labor unions and there are no outstanding labor disputes.

Sales and Marketing

Sales strategy

Our sales strategy is to provide a comprehensive array of high-quality products and superior value-added services to residential and non-residential roofing contractors reliably, accurately and on time. In fiscal year 2017, we were able to support our customers by fulfilling approximately 97% of warehouse orders at the time of invoice. This is a result of the breadth and depth of the inventory maintained at our local branches. We believe that our focus on providing superior value-added services and accurate and rapid order fulfillment enables us to attract and retain customers.

Sales organization

We have attracted and retained an experienced sales force that consisted of approximately 1,181 employees as of September 30, 2017 who are responsible for generating sales at the local branch level. The expertise of our salespeople helps us to increase sales to existing customers and add new customers.

Each of our branches is led by a branch manager, who also functions as the branch’s sales manager. In addition, each branch generally employs one to four outside salespeople and one to five inside salespeople who report to their branch manager. Branches that focus primarily on the residential market typically staff a larger number of outside salespeople.

The primary objectives of our outside salespeople are to increase sales to existing customers and prospect for new customers. These activities are supported by utilizing our CRM (Customer Relationship Management) system throughout our selling organization. We continue to use our proprietary LogicTrack software system to extract information on construction projects in our local markets. Once a construction project is identified, members of our design and estimating team create job quotes, which, along with pertinent bid and job information, are readily available to our salespeople through LogicTrack. Our outside salespeople then contact potential customers in an effort to solicit their interest in participating with us in the identified project. Throughout this process, LogicTrack maintains a record of quoting activity, due dates, and other data to allow tracking of the projects and efficient follow-up. By seeking a contractor to “partner with” on a bid, we increase the likelihood that such contractor will purchase their roofing materials and related products from us in the event that the contractor is selected for the project.

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

Marketing

In order to capitalize on established customer relationships and locally developed brands, we have maintained the trade names of most of the businesses that we have acquired. These trade names—such as Acme Building Materials, Alabama Roofing Supply, American Building & Roofing, Atlantic Building Products, Applicators Sales, Beacon Roofing Supply Canada Company, Beacon Sales, Best Distributing, BJ Supply, Cassady Pierce, Coastal Metal Service, Dealers Choice, Eco Insulation Supply, Enercon Products, Entrepot de la Toiture, Ford Wholesale, Fox Brothers Company, Groupe Bédard, Intermountain Supply, JGA, JGA Beacon, Lowry’s, Lyf-Tym Building Products, Lafayette Wood Works, McClure Johnston, Mississippi Roofing Supply, North Coast Roofing Systems, Pacific Supply, Posi-Pentes, Posi-Slope, ProCoat Systems, Quality Roofing Supply, RCI Roofing Supply, RIS Insulation Supply, RIS Roofing Supply, RIS Roofing and Insulation Supply, Roof Depot, Roofing Supply Group, Southern Roof Center, Statewide Wholesale, Structural Materials, The Roof Center, West End Roofing, Siding & Windows, Wholesale Roofing Supply, and Woodfeathers — are well-known in the local markets in which the respective branches compete and are associated with high-quality products and customer service.

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

In fiscal year 2017, we introduced Beacon Pro+, our innovative e-commerce portal that enables customers to order online from our catalog of over 50,000 products and have 24/7 access to view real time pricing, review the status of orders, request and approve quotes, and pay their bills online.

Purchasing and Suppliers

Our status as a leader in our core geographic markets, as well as our reputation in the industry, has allowed us to forge strong relationships with numerous manufacturers of roofing materials and related products, including Atlas Roofing, Berger Building Products, Building Products of Canada, Carlisle Syntec, CertainTeed Roofing, CertainTeed Siding, Firestone Building Products, GAF, IKO Manufacturing, James Hardie Building Products, Johns Manville Roofing, Malarkey, Owens Corning Roofing, Ply Gem, Soprema, and TAMKO Building Products.

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

Our distribution fulfillment process is initiated upon receiving a request for a contract job order or direct product order from a contractor. Under a contract job order, a contractor typically requests roofing or other construction materials and technical support services. The contractor discusses the project’s requirements with a salesperson and the salesperson provides a price quotation for the package of products and services. Subsequently, the salesperson processes the order and we deliver the products to the customer’s job site. In fiscal year 2017, we were able to support our customers by fulfilling approximately 97% of warehouse orders through our in-stock inventory as a result of the breadth and depth of the inventory maintained at our local branches.

Facilities

As of September 30, 2017, our network of 383 branches was serving metropolitan areas in 48 states and 6 Canadian provinces. This network has enabled us to effectively and efficiently serve a broad customer base and to achieve a leading market position in each of our core geographic markets.

Fleet

For the year ended September 30, 2017, our distribution infrastructure supported over one million deliveries. To service our customer base, we maintained a dedicated owned fleet of 590 straight trucks, 566 tractors and 978 trailers as of September 30, 2017. Nearly all of our delivery vehicles are equipped with specialized equipment, including 1,779 truck-mounted forklifts, cranes, hydraulic booms and conveyors, which are necessary to deliver products to rooftop job sites in an efficient and safe manner and in accordance with our customers’ requirements.

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

We place purchase orders electronically with some of our major vendors. The vendors then transmit their invoices electronically to us. Our system matches these invoices with the related purchase orders and then schedules the associated payment. We retain many financial, credit and other documents for purposes of internal approvals, online viewing and auditing.

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

Competition

Although we are one of the two largest roofing materials distributors in the United States and Canada, the United States roofing supply industry is highly competitive. The vast majority of our competition comes from local and regional roofing supply distributors, and, to a lesser extent, other building supply distributors and “big box” retailers. Among distributors, we compete against a small number of large distributors and many small and local privately-owned distributors. The principal competitive factors in our business include, but are not limited to, the availability of materials and supplies; technical product knowledge and expertise; advisory or other service capabilities; pricing of products; and availability of credit and capital. We generally compete on the basis of the quality of our services, product quality and, to a lesser extent, price.

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

Risks Related to Our Business

We may not be able to effectively integrate newly acquired businesses into our operations or achieve expected cost savings or profitability from our acquisitions.

Our growth strategy includes acquiring other distributors of roofing materials and complementary products. Acquisitions involve numerous risks, including:

•

unforeseen difficulties in integrating operations, technologies, services, accounting and employees, including difficulties in operating and integrating Allied’s interior products business line, a business line which we have not previously operated;

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

As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits of such acquisitions and we may incur costs in excess of what we anticipate. These risks would likely be greater in the case of larger acquisitions, including the Allied Acquisition.  See “—Risks Related to the Allied Acquisition” below.

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

Our success will continue to depend to a significant extent on our executive officers and key management personnel, including our divisional executive vice presidents and regional vice presidents. We do not have key man life insurance covering any of our executive officers. We may not be able to retain our executive officers and key personnel or attract additional qualified management. The loss of any of our executive officers or other key management employees, or our inability to recruit and retain qualified employees, could hurt our ability to operate and make it difficult to execute our acquisition and internal growth strategies. Further, the Allied Acquisition may negatively impact our ability to retain key personnel.

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

Acquisitions frequently result in the recording of goodwill and other intangible assets. At September 30, 2017, goodwill represented approximately 36% of our total assets. We expect to record significant additional goodwill and other intangible assets upon consummation of the Allied Acquisition. Goodwill is not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. Our accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine the fair values of our reporting units by using a qualitative approach.

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

Our level and terms of indebtedness could adversely affect our ability to raise additional capital to fund our operations, take advantage of new business opportunities, and prevent us from meeting our obligations under our debt instruments.

As of September 30, 2017, we had $300.0 million in aggregate principal amount of our 6.375% senior notes due 2023, $441.0 million outstanding under our existing seven-year senior secured term loan “B” facility, $3.2 million drawn under our existing senior secured asset-based revolving credit facility (the “ABL Facility” and, together with the term loan B facility, our “Existing Senior Secured Credit Facilities”), and $35.4 million of total other indebtedness. In connection with the Allied Acquisition, on October 25, 2017 we issued $1.3 billion in aggregate principal amount of our 4.875% senior notes due 2025 (our “outstanding senior notes”), and we also expect to borrow up to an aggregate principal amount of $970.0 million under a seven-year senior secured term loan “B” facility (the “New Term Loan”) and enter into an amended and restated senior secured asset-based revolving credit facility with commitments of up to $1.3 billion (the “New ABL Facility” and, collectively with the New Term Loan, the “New Senior Secured Credit Facilities”). Our substantial debt could have important consequences to us, including:

•	increasing our vulnerability to general economic and industry conditions;
•

requiring a substantial portion of our cash flow used in operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our liquidity and our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•

exposing us to the risk of increased interest rates, and corresponding increased interest expense, because future borrowings under our Existing Senior Secured Credit Facilities or New Senior Secured Credit Facilities would be at variable rates of interest;

•	reducing funds available for working capital, capital expenditures, acquisitions and other general corporate purposes, due to the costs and expenses associated with such debt;
•	make it more difficult to satisfy our obligations under the terms of our indebtedness;
•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes; and
•	limiting our ability to adjust to changing marketplace conditions and placing us at a competitive disadvantage compared to our competitors who may have less debt.

In addition, the debt agreements that currently govern our Existing Senior Secured Credit Facilities and the indentures governing our outstanding senior notes impose significant operating and financial restrictions on us, including limitations on our ability to, among other things, pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; merge or consolidate; enter into agreements that restrict the ability of our subsidiaries to make dividends or other payments to

Beacon Roofing Supply, Inc.; and transfer or sell assets. We expect that the debt agreements and other debt instruments that will govern the New Senior Secured Credit Facilities will have similar restrictions. In addition, the terms of our preferred stock contain restrictions on our ability to pay dividends on our common stock, and the holders of such shares would participate in any declared common stock dividends, reducing the cash available to holders of common stock. As a result of these restrictions, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to capitalize on available business opportunities.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, which could cause us to default on our debt obligations and impair our liquidity. In the event of a default under any of our indebtedness, the holders of the defaulted debt could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest, which in turn could result in cross-defaults under our other indebtedness. The lenders under our Existing Senior Secured Credit Facilities could also elect to terminate their commitments thereunder and cease making further loans, and such lenders could institute foreclosure proceedings against their collateral, and we could be forced into bankruptcy or liquidation.

Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions which could further exacerbate the risks to our financial condition described above.

We may be able to incur significant additional indebtedness in the future. Although the debt agreements that currently govern our Existing Senior Secured Credit Facilities, outstanding senior notes and other debt instruments contain, and the debt agreements and other debt instruments that we anticipate will govern the New Senior Secured Credit Facilities will contain, restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent we incur additional indebtedness or other obligations, the risks described in the immediately preceding risk factor and others described herein may increase.

Risks Related to the Allied Acquisition

The Allied Acquisition is subject to closing conditions. Failure to complete the Allied Acquisition could have material and adverse effects on Beacon.

On August 24, 2017, Beacon entered into the Stock Purchase Agreement in connection with the Allied Acquisition. Although we currently expect the Allied Acquisition to close on January 2, 2018, subject to customary closing conditions, there can be no assurance that the Allied Acquisition will be completed in accordance with the anticipating timing or at all. In addition, if the Allied Acquisition has not been completed by February 28, 2018, either Allied or the Company may terminate the Stock Purchase Agreement unless the failure of the Allied Acquisition to be completed has resulted from the failure of the party seeking to terminate the Stock Purchase Agreement to perform its obligations thereunder.

If the Allied Acquisition is not completed on a timely basis, or at all, Beacon’s ongoing business may be adversely affected. Additionally, in the event the Allied Acquisition is not completed, Beacon will be subject to a number of risks without realizing any of the benefits of having completed the Allied Acquisition, including the following:

•

the Company will be required to pay its costs relating to the Allied Acquisition, such as legal, accounting, financing and financial advisory fees, whether or not the Allied Acquisition is completed, and could be required to pay Allied a termination fee of $85 million in cash if the Stock Purchase Agreement is terminated under specified circumstances;

•	time and resources committed by the Company’s management to matters relating to the Allied Acquisition could otherwise have been devoted to pursuing other beneficial opportunities; and

•

the market price of the Company’s securities could decline to the extent that the current market price reflects a market assumption that the Allied Acquisition will be completed, or to the extent that the Allied Acquisition is fundamental to the Company’s business strategy.

The issuance of preferred shares in the Convertible Preferred Stock Purchase, which will rank senior to our shares of common stock, and the issuance of additional preferred shares as “in-kind” dividend payments will reduce the relative voting power of our common stockholders, will dilute the ownership of such stockholders, and may adversely affect the market price of our common stock. The preferred stock to be issued in the Convertible Preferred Stock Purchase will have rights, preferences and privileges that are not held by, and are preferential to the rights of, our common stockholders. We may be required under certain circumstances to repurchase the preferred stock for cash; such obligations could adversely affect our liquidity and financial condition.

On August 24, 2017, in connection with the execution of the Stock Purchase Agreement, Beacon entered into an investment agreement (the “Investment Agreement”) with CD&R Boulder Holdings, L.P. (the “CD&R Stockholder”) and Clayton, Dubilier & Rice Fund IX, L.P. (solely for the purpose of limited provisions therein) for the purchase of shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share (the “preferred stock”) in order to partially finance the Allied Acquisition.  The preferred stock will be convertible perpetual participating preferred stock of Beacon, with an initial conversion price of $41.26 per share, and accrue dividends at a rate of 6.0% per annum (payable in cash or in-kind, subject to specified limitations).  The preferred stock may be converted to shares of our common stock at any time following issuance thereof at the option of the holder, and any such conversion will dilute the ownership interest of our common stockholders.  Pursuant to the Investment Agreement, upon closing of the Allied Acquisition, the CD&R Stockholder will purchase 400,000 shares of our preferred stock with an aggregate liquidation preference of $400 million, at a purchase price of $1,000 per share (such purchase, the “Convertible Preferred Stock Purchase”).  Such shares of preferred stock may be converted at any time at the option of the holder into 9,694,619 shares of our common stock representing approximately 14.3% of our outstanding shares of common stock (as of September 30, 2017 and assuming no adjustment to the initial conversion price of $41.26 per share).  In addition, under the terms of the preferred stock, we may, at our option, force the conversion of all (but not less than all) of the outstanding shares of preferred stock to common stock if any time the market price of our common stock exceeds 200% of the then-effective conversion price per share for at least 75 days out of any trailing 90-trading day period.  Any such conversion would significantly dilute our common stockholders and may adversely affect our earnings per share and the market price of our common stock.

If we issue additional shares of preferred stock as “in-kind” dividend payments that, together with the 400,000 shares of preferred stock issued to the CD&R Stockholder at closing of the Allied Acquisition, represent in excess of 12,071,937 shares of our common stock on an as-converted basis, and in certain other circumstances as provided in the preferred stock certificate of designations, a “Triggering Event” would occur.  Upon the occurrence of a “Triggering Event,” the dividend rate will increase to 9.0% per annum for so long as the Triggering Event remains in effect, which will further dilute our common stockholders if we issue additional shares of preferred stock to satisfy our dividend payment obligations.  Moreover, if we declare or pay a cash dividend on our common stock, we will be required to declare and pay a dividend on the outstanding preferred stock on a pro rata basis with the common shares determined on an as-converted basis.  The maximum number of shares of common stock into which the preferred stock may be converted (taking into account any shares of preferred stock issued as in-kind dividend payments) will be limited to 12,071,937 shares of our common stock, which represents 19.99% of the total number of shares of common stock issued and outstanding immediately prior to the execution of the Investment Agreement, unless and until we were to obtain stockholder approval of such issuance under the NASDAQ listing rules. The terms of the Investment Agreement and preferred stock do not require us to obtain stockholder approval in these circumstances.

Holders of the preferred stock generally will be entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote of holders of shares of Common Stock (voting together with the holders of shares of Common Stock as one class) (subject to the limitation that any one preferred stock holder, together with its affiliates, cannot vote any shares in excess of 19.99% of the aggregate voting power of the common stock outstanding immediately prior to the execution of the Investment Agreement). The prior written consent of the holders of a majority of the preferred stock will also be required to, among other things, (i) amend or modify the Company’s charter, by-laws or the certificate of designations governing the preferred stock that would adversely affect the preferred stock or (ii) amend the Company’s debt agreements to, among other things, adversely affect the Company’s ability to pay dividends on the preferred stock, subject to certain exceptions.

The conversion price of the preferred stock is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar event.  Adjustments to the conversion price will dilute the ownership interest of our common stockholders.  In addition, holders of preferred stock will have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to shareholders, before any payment may be made to holders of shares of common stock, an amount equal to the greater of (a) 100% of the liquidation preference thereof plus all accrued and unpaid dividends or (b) the amount that such holder would have been entitled to receive upon our liquidation, dissolution and winding up if all outstanding shares of preferred stock had been converted into common stock immediately prior to such liquidation, dissolution or winding up, without regard to any of the limitations on conversion or convertibility.

Furthermore, the holders of the preferred stock will have certain redemption rights, including upon certain change of control events involving us, which, if exercised, could require us to repurchase all of the outstanding preferred stock for cash at the original purchase price of the preferred stock plus all accrued and unpaid dividends thereon. Our obligations to pay regular dividends to the holders of the preferred stock or any required repurchase of the outstanding preferred stock could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of preferred stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of the preferred stock and holders of our common stock.

Following the completion of the Allied Acquisition and an 18-month lock-up period, the CD&R Stockholder may sell shares of our common stock issued upon conversion of preferred stock in the public market, which may cause the market price of our common stock to decrease and therefore make it more difficult to raise equity financing or issue equity as consideration in an acquisition.

We will enter into a registration rights agreement with the CD&R Stockholder, which will give this holder (together with its permitted transferees) the right to require us to register all or a portion of its shares under the Securities Act following the expiration of an 18-month lock-up period.  The registration rights for the CD&R Stockholder will allow it to sell its shares without compliance with the volume and manner of sale limitations under Rule 144 promulgated under the Securities Act and will facilitate the resale of such securities into the public market.  The market value of our common stock could decline as a result of sales by the CD&R Stockholder from time to time.  In particular, the sale of a substantial number of our shares by the CD&R Stockholder within a short period of time, or the perception that such sale might occur, could cause our stock price to decrease, make it more difficult for us to raise funds through future offerings of Beacon common stock or acquire other businesses using Beacon common stock as consideration.

Following the consummation of the Allied Acquisition, the CD&R Stockholder will hold a significant equity interest in us and may exercise significant influence over us, including through its ability to designate up to two directors to our board of directors, and its interests as a preferred equity holder may diverge from or even conflict with your interests.

After giving effect to the Allied Acquisition, the CD&R Stockholder will beneficially own preferred stock convertible into approximately 14.3% of our outstanding common stock (as of September 30, 2017 and assuming no adjustment to the initial conversion price of $41.26 per share) and will become our largest stockholder.  As a result, the CD&R Stockholder may have the indirect ability to influence our policy and operations.  In addition, in connection with the Allied Acquisition, we have entered into the Investment Agreement with the CD&R Stockholder, pursuant to which the CD&R Stockholder will be initially entitled to appoint up to two directors to our board of directors.  Notwithstanding that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the directors designated by the CD&R Stockholder may differ from the interests of our security holders as a whole or of our other directors.  With such representation on our board of directors, the CD&R Stockholder will have influence over the appointment of management and any action requiring the vote of our board of directors, including significant corporate action such as mergers and sales of substantially all of our assets.  The directors controlled by the CD&R Stockholder will also be able to make decisions affecting our capital structure, including decisions to issue additional capital stock and incur additional debt.  Additionally, for so long as the CD&R Stockholder owns preferred stock, certain matters will require the approval of the CD&R Stockholder, including (1) amendments or modifications to the Company’s charter, by-laws or the certificate of designations governing the preferred stock that would adversely affect the preferred stock, (2) authorization, creation, increase in the authorized amount of, or issuance of any class or series of senior or parity equity securities or any security convertible into, shares of senior or parity equity securities, (3) any increase or decrease in the authorized number of preferred shares or the issuance of additional shares of preferred stock, (4) amendments to the Company’s debt agreements that would, among other things, adversely affect the Company’s ability to pay dividends on the preferred stock, subject to certain exceptions, and (5) the liquidation, dissolution or filing of a voluntary petition for bankruptcy or receivership.  The interests of the CD&R Stockholder as stockholder may not in all cases be aligned with your interests and may even conflict with your interests.  The CD&R Stockholder and its affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business.  In addition, the CD&R Stockholder may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such a transaction might involve risks to you.  Furthermore, the CD&R Stockholder may in the future own businesses that directly or indirectly compete with us.  The CD&R Stockholder may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

 ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of October 31, 2017, we leased 382 facilities including our headquarters and other support facilities, throughout the United States and Canada. These leased facilities range in size from approximately 2,000 to 137,000 square feet. In addition, we own 13 sales/warehouse facilities located in Manchester, New Hampshire; Reading, Pennsylvania; Montreal, Quebec (2); Sainte-Foy, Quebec; Delson, Quebec; Trois Rivieres, Quebec; Salisbury, Maryland; Hartford, Connecticut; Cranston, Rhode Island; Lancaster, Pennsylvania; Easton, Maryland; and Manassas, Virginia. These owned facilities range in size from 11,500 square feet to 68,000 square feet. All of the owned properties are mortgaged to our senior lenders. We believe that our properties are in good operating condition and adequately serve our current business operations.

As of October 31, 2017, we operated 383 branches, a few with multiple leased facilities or combined facilities, as well as 12 other facilities. The following table summarizes the locations of these branches and facilities:

		Non-Branch
Location	Branches	Facilities

U.S. State
Alabama	6
Arizona	4
Arkansas	4
California	31
Colorado	14
Connecticut	4	1
Delaware	3
Florida	18
Georgia	12	1
Hawaii	2
Idaho	1
Illinois	8
Indiana	6
Iowa	2
Kansas	4
Kentucky	6
Louisiana	9
Maine	4
Maryland	15	2
Massachusetts	13
Michigan	9
Minnesota	3
Mississippi	3
Missouri	10
Montana	1
Nebraska	7
Nevada	1
New Hampshire	2
New Jersey	2
New Mexico	1
New York	2
North Carolina	22	2
Ohio	8	1
Oklahoma	3
Oregon	3
Pennsylvania	28
Rhode Island	1
South Carolina	8
South Dakota	2
Tennessee	9
Texas	34	2
Utah	5
Vermont	1
Virginia	12	2
Washington	11
West Virginia	4

		Non-Branch
Location	Branches	Facilities
Wisconsin	1
Wyoming	2
Total— United States	361	11

Canadian Province
Alberta	3
British Columbia	4
Nova Scotia	1
Ontario	6	1
Quebec	6
Saskatchewan	2
Total— Canada	22	1

Total - All	383	12

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market (the “NASDAQ”) under the symbol “BECN”. The following table lists quarterly information on the price range of our common stock based on the high and low reported sale prices for our common stock as reported by NASDAQ for the periods indicated below:

	High	Low
Year Ended September 30, 2016:
First Quarter	$44.01	$32.02
Second Quarter	$43.25	$32.24
Third Quarter	$45.72	$40.42
Fourth Quarter	$48.96	$39.50

Year Ended September 30, 2017:
First Quarter	$49.32	$40.68
Second Quarter	$50.61	$43.51
Third Quarter	$52.12	$47.02
Fourth Quarter	$51.96	$39.57

There were 94 registered holders of record of our common stock as of October 31, 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the fourth quarter of the fiscal year ended September 30, 2017.

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

Stock Performance Graph

This stock performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Beacon Roofing Supply, Inc. under the Securities Act of 1933, as amended, or the Exchange Act. The performance of Beacon Roofing Supply, Inc.’s common stock depicted in the stock performance graph represents historical results only, and is not necessarily indicative of future performance.

The following graph compares the cumulative total shareholder return on Beacon Roofing Supply, Inc.’s common stock (based on market prices) for the last five fiscal years with the cumulative total return on (i) the Nasdaq Index, (ii) the S&P 1500 Trading Companies & Distributors Index and (iii) the S&P 1500 Building Products Index,

assuming a hypothetical $100 investment in each on September 30, 2012 and the re-investment of all dividends. The closing price of our common stock on September 30, 2017 was $51.25 .

Historically, we have utilized the S&P 1500 Buildings Products Index in our comparison of cumulative total return. We believe the S&P 1500 Trading Companies & Distributors Index includes a more representative sample of peer companies to Beacon and provides a better benchmark of industry performance for the following reasons:

•	The S&P 1500 Building Products Index includes many manufacturing companies that have different financial and operating characteristics and are not directly comparable to our business.

•	The S&P 1500 Trading Companies & Distributors Index is comprised of companies that bear more similarities to our business, regardless of the types of products distributed.

We expect to utilize the S&P 1500 Trading Companies & Distributors Index in future filings, but for this year we have included the results of both indexes in the stock performance graph below.

ITEM 6.    SELECTED FINANCIAL DATA

You should read the following selected financial information together with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included in this Form 10-K. We have derived the statement of operations data for the years ended September 30, 2017, September 30, 2016 and September 30, 2015, and the balance sheet data as of September 30, 2017 and September 30, 2016, from our audited financial statements included in this Form 10-K. We have derived the statements of operations data for the years ended September 30, 2014 and September 30, 2013, and the balance sheet data as of September 30, 2015, September 30, 2014 and September 30, 2013, from our audited financial statements not included in this Form 10-K.

Consolidated Statement of Operations Data:

	Year Ended September 30,
	2017	2016	2015	2014	2013
	(In thousands, except share and per share amounts)
Net sales	$4,376,670	$4,127,109	$2,515,169	$2,326,905	$2,240,723
Cost of products sold	3,300,731	3,114,040	1,919,804	1,799,065	1,709,326
Gross profit	1,075,939	1,013,069	595,365	527,840	531,397
Operating expense	859,843	808,085	478,284	428,977	401,676
Income from operations	216,096	204,984	117,081	98,863	129,721
Interest expense, financing costs, and other	52,751	58,452	11,037	10,095	8,247
Income before provision for income taxes	163,345	146,532	106,044	88,768	121,474
Provision for income taxes	62,481	56,615	43,767	34,922	48,867
Net income	$100,864	$89,917	$62,277	$53,846	$72,607

Weighted-average common stock outstanding:
Basic	60,315,648	59,424,372	49,578,130	49,227,466	48,472,240
Diluted	61,344,263	60,418,067	50,173,478	49,947,699	49,385,335

Net income per share:
Basic	$1.67	$1.51	$1.26	$1.09	$1.50
Diluted	$1.64	$1.49	$1.24	$1.08	$1.47

Balance Sheet Data:

	September 30,
	2017	2016	2015	2014	2013
	(In thousands)
Cash and cash equivalents	$138,250	$31,386	$45,661	$54,472	$47,027
Total assets	3,449,557	3,113,859	1,539,428	1,433,896	1,338,696
Total long-term indebtedness[1]	750,233	1,117,711	192,567	216,460	209,601
Total stockholders’ equity	1,781,806	1,323,827	883,116	817,101	754,356

1 Net of debt issuance costs, except for $5.3 million of debt issuance costs related to the Company’s revolving lines of credit that are classified as other assets in the consolidated balance sheet as of September 30, 2017

Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we prepare certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), specifically:

•	Adjusted Net Income (Loss)/Adjusted EPS

•	Adjusted EBITDA

We define Adjusted Net Income (Loss) as net income that excludes non-recurring costs related to acquisitions and certain incremental amortization of intangibles related to the RSG acquisition. Adjusted net income per share (“Adjusted EPS”) is calculated by dividing the Adjusted Net Income (Loss) for the period by the weighted-average diluted shares outstanding for the period.

We define Adjusted EBITDA as net income plus interest expense (net of interest income), income taxes, depreciation and amortization, adjustments to contingent consideration, stock-based compensation and non-recurring acquisition costs from acquisitions. EBITDA is a measure commonly used in the distribution industry.

We use these supplemental measures to evaluate performance period over period and to analyze the underlying trends in our business and to establish operational goals and forecasts that are used in allocating resources. We expect to compute Adjusted EBITDA using the same consistent method from quarter to quarter and year to year.

We believe these measures are useful because they allow investors to better understand year-over-year changes in underlying operating performance. We believe that these non-GAAP measures provide investors and analysts with a measure of operating results unaffected by differences in capital structures and capital investment cycles among otherwise comparable companies. Further, we believe these measures are useful to investors because they improve comparability of results of operations since they eliminate the impact of purchase accounting adjustments that can render operating results non-comparable between periods.

Although we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared in accordance with GAAP. You should not consider any of these measures as a substitute alongside other financial performance measures presented in accordance with GAAP.

The following tables present a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss)/Adjusted EPS and Adjusted EBITDA for each of the periods indicated (in thousands, except per share amounts):

Adjusted Net Income (Loss)/Adjusted EPS

	Year Ended September 30,
	2017		2016		2015
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income	$100,864	$1.64	$89,917	$1.49	$62,277	$1.24
Company adjustments, net of tax:
Acquisition costs[1]	32,700	0.54	36,608	0.61	6,978	0.14
Adjusted Net Income (Loss)	$133,564	$2.18	$126,525	$2.10	$69,255	$1.38

1 Acquisition costs reflect non-recurring charges related to acquisitions and certain incremental amortization of intangibles related to the RSG acquisition, net of $20.5 million, $22.9 million, and $0.3 million in tax for 2017, 2016 and 2015, respectively.

Adjusted EBITDA

	Year Ended September 30,
	2017	2016	2015
Net income	$100,864	$89,917	$62,277
Acquisition costs[1]	15,745	24,749	6,978
Interest expense, net	53,802	58,145	10,561
Income taxes	62,481	56,615	44,046
Depreciation and amortization	116,467	100,191	34,862
Stock-based compensation	15,074	17,749	9,936
Adjusted EBITDA	$364,433	$347,366	$168,660

Adjusted EBITDA as a % of net sales	8.3%	8.4%	6.7%

1 Acquisition costs reflect certain non-recurring charges related to acquisitions (excluding the impact of tax) that are not embedded in other balances of the table. Certain portions of the total acquisition costs incurred are included in interest expense, income taxes, depreciation and amortization, and stock-based compensation.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. All references to “2017,” “2016” and “2015”are referring to the twelve month period ended September 30 for each of those respective fiscal years. The following discussion may contain forward-looking statements that reflect our plans and expectation. Our actual results could differ materially from those anticipated by these forward-looking statements due to the factors discussed elsewhere in this Annual Report on Form 10-K, particularly in the “Risk Factors” section. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

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

As of September 30, 2017 we operated in 383 locations throughout 48 states, as well as 6 provinces in Canada. We stock one of the most extensive assortments of high quality branded products in the industry with over 50,000 SKUs available across our branch network, enabling us to deliver a wide range of products to our customers on a timely basis. For 2017, approximately 96% of our net sales came from customers located in the United States.

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

We seek opportunities to expand our business operations through both acquisitions and organic growth (opening branches, growing sales with existing customers, adding new customers and introducing new products). Our main acquisition strategy is to target market leaders that do business in geographic areas we currently do not service or that complement our existing regional operations. Our recent success in delivering on our growth strategy is highlighted by the following:

Acquisition Growth - 2017:

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

Acquisition Growth - 2016:

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

Organic Growth:

We have continued to promote organic greenfield growth with the opening of 4 new branches in 2017, 1 new branch in 2016, and 6 new branches in 2015. These 11 new branch locations have allowed us to penetrate deeper into many of our existing markets and establish a greater presence in new markets. In addition, RSG opened 9 new branches in 2015 and 9 new branches in 2014. Although these new greenfield locations impact our operating cost structure slightly in the near-term, we believe that our greenfields are strategically located within markets with strong dynamics and opportunity to quickly establish our presence and gain local market share.

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

We serve over 70,000 customers, none of which individually represents more than 2% of our total net sales. Many of our customers are small to mid-size contractors with relatively limited capital resources. We maintain strict credit review and approval policies, which has helped to keep losses from uncollectible customer receivables within our expectations.

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

Results of Operations

The following tables set forth selected consolidated statement of operations data and such data as a percentage of net sales for each of the periods indicated:

	Year Ended September 30,
	2017	2016	2015
	(In thousands)
Net sales	$4,376,670	$4,127,109	$2,515,169
Cost of products sold	3,300,731	3,114,040	1,919,804
Gross profit	1,075,939	1,013,069	595,365
Operating expense	859,843	808,085	478,284
Income from operations	216,096	204,984	117,081
Interest expense, financing costs, and other	52,751	58,452	11,037
Income before provision for income taxes	163,345	146,532	106,044
Provision for income taxes	62,481	56,615	43,767
Net income	$100,864	$89,917	$62,277

	Year Ended September 30,
	2017	2016	2015
	% of Net sales
Net sales	100.0%	100.0%	100.0%
Cost of products sold	75.4%	75.5%	76.3%
Gross profit	24.6%	24.5%	23.7%
Operating expense	19.6%	19.6%	19.0%
Income from operations	5.0%	4.9%	4.7%
Interest expense, financing costs, and other	1.2%	1.4%	0.4%
Income before provision for income taxes	3.8%	3.5%	4.3%
Provision for income taxes	1.5%	1.3%	1.8%
Net income	2.3%	2.2%	2.5%

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

As of September 30, 2017, we had a total of 383 branches in operation. Our existing market calculations include 322 branches and exclude 61 branches because they were acquired after the start of fiscal year 2016. Acquired markets for 2017 include activity from branches acquired under BJ Supply Company, American Building & Roofing, Inc., Eco Insulation Supply, Acme Building Materials, Inc., and Lowry’s Inc. acquisitions (See Note 3 to the Condensed Consolidated Financial Statements). When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

2017 vs. 2016

The following table presents a summary of our results of operations for the periods presented, broken down by existing markets and acquired markets:

	Existing Markets		Acquired Markets		Consolidated
	Year Ended September 30,
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
Net sales	$4,063,328	$3,960,322	$313,342	$166,787	$4,376,670	$4,127,109

Gross profit	$986,691	$969,705	$89,248	$43,364	$1,075,939	$1,013,069
Gross margin	24.3%	24.5%	28.5%	26.0%	24.6%	24.5%

Operating expense[1]	$782,294	$767,879	$77,549	$40,206	$859,843	$808,085
% of net sales	19.3%	19.4%	24.7%	24.1%	19.6%	19.6%

Operating income	$204,398	$201,826	$11,698	$3,158	$216,096	$204,984
Operating margin	5.0%	5.1%	3.7%	1.9%	5.0%	4.9%

[1]

During 2017 and 2016, we recorded amortization expense related to intangible assets recorded under purchase accounting of $82.5 million ($14.3  million from acquired markets) and $68.3  million ($6.5  million from acquired markets), respectively. In addition, existing market operating expense for 2017 and 2016 included non-recurring charges of $47.8  million ($29.4  million, net of taxes) and $51.9  million ($31.9  million, net of taxes), respectively, for the recognition of certain costs related to acquisitions.

Net Sales

Consolidated net sales increased   $249.6 million, or 6.0% , to $4.38  billion in 2017 from $4.13 billion in 2016. Existing market sales increased  $103.0  million, or 2.6%  over the same comparative periods. We believe our 2017 existing market sales were influenced primarily by the following factors:

•	increased volume in our residential roofing and complementary products lines;
•	increased levels of re-roofing activity; and
•	continued strong storm activity across the Midwest and the impact of Hurricane Matthew;

partially offset by:

•	decreased volume in our non-residential product line; and
•	lower residential and non-residential roofing average selling prices.

Net sales within our acquired markets were $313.3  million in 2017, an  increase from 2016 due to the sales impact from recent acquisitions.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices in existing markets declined less than 1% in 2017 compared to 2016, driven primarily by declines in residential and non-residential selling prices which were both down approximately 1% year-over-year. The average selling prices of complementary products increased more than 1% year-over-year. During the same period, net product costs for complementary products increased over 2%, while residential and non-residential net product costs decreased less than 1% year-over-year.

Existing markets net sales by geographical region increased (decreased) from 2016 to 2017 as follows: Northeast (3.0%) ; Mid-Atlantic 4.8% ; Southeast 6.6% ; Southwest (2.3%) ; Midwest 10.8% ; West (4.7%) ; and Canada (0.2%) . These variations were primarily caused by short-term factors such as local market conditions, weather conditions, storm activity and foreign currency exchange rates.

 Product group sales for our existing markets were as follows:

	Year Ended September 30,
	2017		2016		Change
	Net Sales	%	Net Sales	%	$	%
	(Dollars in thousands)
Residential roofing products	$2,269,105	55.9%	$2,140,405	54.1%	$128,700	6.0%
Non-residential roofing products	1,249,001	30.7%	1,307,731	33.0%	(58,730)	(4.5%)
Complementary building products	545,222	13.4%	512,186	12.9%	33,036	6.5%
Total existing market sales	$4,063,328	100.0%	$3,960,322	100.0%	$103,006	2.6%

For 2017, our acquired markets recognized sales of $111.3  million, $24.2  million and $177.9  million in residential roofing products, non-residential roofing products and complementary building products, respectively. The combination of our 2017 existing market sales of $4.06 billion plus the sales from acquired markets of $313.4 million equals our total 2017 sales of $4.38 billion. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit and gross margin for consolidated and existing markets were as follows:

	Year Ended September 30,		Change[1]
	2017	2016	$	%
	(Dollars in thousands)
Gross profit - consolidated	$1,075,939	$1,013,069	$62,870	6.2%
Gross profit - existing markets	986,691	969,705	16,986	1.8%

Gross margin - consolidated	24.6%	24.5%	N/A	0.1%
Gross margin - existing markets	24.3%	24.5%	N/A	(0.2%)

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Existing market gross profit increased  $17.0  million, or 1.8% , to $986.7  million in 2017, and gross profit within our acquired markets was $89.2  million for the same period. Overall gross margin increased slightly to 24.6% in 2017 , while existing market gross margin slightly decreased to 24.3% .

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expense) compared to our warehouse sales, represented 15.0%  and 15.8% of our net sales in 2017 and 2016, respectively. We believe variations in direct sales activity to be primarily caused by short-term factors such as local market conditions, weather conditions and storm activity. None of these variations were driven by material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expense

Operating expense for consolidated and existing markets was as follows:

	Year Ended September 30,		Change[1]
	2017	2016	$	%
	(Dollars in thousands)
Operating expense - consolidated	$859,843	$808,085	$51,758	6.4%
Operating expense - existing markets	782,294	767,879	14,415	1.9%

% of net sales - consolidated	19.6%	19.6%	N/A	0.0%
% of net sales - existing markets	19.3%	19.4%	N/A	(0.1%)

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense in our existing markets increased  by $14.4  million, or 1.9%  in 2017, to $782.3  million, as compared to $767.9  million in 2016, while operating expense within our acquired markets was $77.5  million in 2017. The following factors were the leading causes of the increased operating expense in our existing markets:

•	an increase in amortization expense of $6.3 million due to the increased amortization of intangibles related to the RSG acquisition;
•

an increase in general and administrative expense of $5.3 million mainly due to acquisition and due diligence costs incurred in connection with our 2017 acquisitions and the pending Allied acquisition; and

•	an increase in selling expense of $3.1 million due to higher sales volume and related costs.

During 2017 and 2016, we recorded amortization expense related to the intangible assets recorded under purchase accounting within our existing markets of $68.2 million and $61.8 million, respectively. Our existing markets operating expense as a percentage of the related net sales in 2017 was 19.3% , compared to 19.4%  in 2016.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was  $52.8 million in 2017, as compared to $58.5 million in 2016. The primary driver of the decrease is a $4.3 million reduction in interest expense in 2017 related to the $368.1 million decrease in total net debt outstanding and the September 2016 refinancing of the Company’s Term Loan.

Income Taxes

Income tax expense was $62.5  million in 2017, compared to $56.6 million in 2016. The increase in expense was primarily due to a $16.8 million increase in pre-tax income. The effective tax rate decreased to 38.3% in 2017  from 38.6% in 2016, a change that was primarily driven by the reduction in professional fees related to the RSG acquisition that were non-deductible and increased the 2016 effective tax rate.

2016 vs. 2015

The following table presents a summary of our results of operations for the periods presented, broken down by existing markets and acquired markets:

	Existing Markets		Acquired Markets		Consolidated
	Year Ended September 30,
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
Net sales	$2,515,647	$2,289,080	$1,611,462	$226,089	$4,127,109	$2,515,169

Gross profit	$619,692	$543,476	$393,377	$51,889	$1,013,069	$595,365
Gross margin	24.6%	23.7%	24.4%	23.0%	24.5%	23.7%

Operating expense[1]	$455,666	$426,431	$352,419	$51,853	$808,085	$478,284
% of net sales	18.1%	18.6%	21.9%	22.9%	19.6%	19.0%

Operating income (loss)	$164,026	$117,045	$40,958	$36	$204,984	$117,081
Operating margin	6.5%	5.1%	2.5%	0.0%	5.0%	4.7%

[1]

During 2016 and 2015 we recorded amortization expense related to intangible assets recorded under purchase accounting of $68.3 million ($57.5 million from acquired markets) and $16.2 million ($4.0 from acquired markets), respectively. In addition, existing market operating expense for 2016 and 2015 included non-recurring charges of $51.9 million ($31.9 million, net of taxes) and $7.3 million ($7.0 million, net of taxes), respectively, for the recognition of certain costs related to acquisitions.

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

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices in existing markets declined 2-3% in 2016 compared to 2015, driven primarily by declines in residential and non-residential selling prices which were both down approximately 2-3% year-over-year. The average selling prices of complementary products remained flat year-over year. During the same period, net product costs for complementary products remained relatively flat, while residential and non-residential net product costs decreased approximately 2-3% and 3-4%, year-over-year, respectively.

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

Gross Profit

Gross profit and gross margin for consolidated and existing markets were as follows:

	Year Ended September 30,		Change[1]
	2016	2015	$	%
	(Dollars in thousands)
Gross profit - consolidated	$1,013,069	$595,365	$417,704	70.2%
Gross profit - existing markets	619,692	543,476	76,216	14.0%

Gross margin - consolidated	24.5%	23.7%	N/A	0.8%
Gross margin - existing markets	24.6%	23.7%	N/A	0.9%

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

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

Operating Expense

Operating expense for consolidated and existing markets was as follows:

	Year Ended September 30,		Change[1]
	2016	2015	$	%
	(Dollars in thousands)
Operating expense - consolidated	$808,085	$478,284	$329,801	69.0%
Operating expense - existing markets	455,666	426,431	29,235	6.9%

% of net sales - consolidated	19.6%	19.0%	N/A	0.6%
% of net sales - existing markets	18.1%	18.6%	N/A	(0.5%)

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense in our existing markets increased by $29.2 million, or 6.9% in 2016, to $455.7 million, as compared to $426.4 million in 2015, while operating expense within our acquired markets was $352.4 million in 2016. The following factors were the leading causes of the increased operating expense in our existing markets:

•	an increase in payroll and employee benefits costs of $28.3 million due to an increase in variable incentive and volume-related compensation; and
•	an increase in stock-based compensation of $4.3 million;

partially offset by:

•	a decrease in general and administrative, selling, warehouse and other expenses of $4.1 million.

During 2016 and 2015, we recorded amortization expense related to the intangible assets recorded under purchase accounting within our existing markets of $10.8 million and $12.2 million, respectively. Our existing markets operating expense as a percentage of the related net sales in 2016 was 18.1%, compared to 18.6% in 2015.

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

Quarterly Financial Data

The following table sets forth unaudited quarterly data for 2017 and 2016 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

	2017				2016
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(Dollars in thousands)
Net sales	$1,002,184	$870,724	$1,213,894	$1,289,868	$976,480	$823,537	$1,152,726	$1,174,366
% of year’s sales	22.9%	19.9%	27.7%	29.5%	23.7%	20.0%	27.9%	28.4%

Gross profit	$251,067	$204,477	$297,754	$322,641	$233,188	$195,764	$282,075	$302,042
% of year’s gross profit	23.3%	19.0%	27.7%	30.0%	23.0%	19.3%	27.8%	29.9%

Income (loss) from operations	$46,957	$(3,056)	$84,871	$87,324	$26,844	$3,883	$78,379	$95,878
% of year’s income from operations	21.7%	(1.4%)	39.3%	40.4%	13.1%	1.9%	38.2%	46.8%

Net income (loss)	$20,430	$(9,356)	$44,659	$45,131	$7,118	$(5,719)	$41,126	$47,392

Net income (loss) per share - basic	$0.34	$(0.16)	$0.74	$0.74	$0.12	$(0.10)	$0.69	$0.79
Net income (loss) per share - diluted	$0.33	$(0.16)	$0.73	$0.73	$0.12	$(0.10)	$0.68	$0.78

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the economic inflation rate. In general, we have historically been successful in passing on price increases from our vendors to our customers in a timely manner. In both 2017 and 2016, we were able to offset selling price declines with lower product costs and favorable product mix, largely from greenfields implemented since 2013 and acquisitions made during both fiscal years. As result, we have recognized an increase in gross margin in each of the last two fiscal years.

Liquidity

Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business.

Our principal sources of liquidity as of September 30, 2017 were our cash and cash equivalents of $138.3 million and our available borrowings of $680.5 million under our asset based lending revolving credit facility.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended September 30,
	2017	2016	2015
Net cash provided by operating activities	$315,200	$120,648	$109,340
Net cash used in investing activities	(166,985)	(1,042,621)	(104,714)
Net cash provided by (used in) financing activities	(40,600)	906,867	(12,707)
Effect of exchange rate changes on cash and equivalents	(751)	831	(730)
	$106,864	$(14,275)	$(8,811)

Operating Activities

Net cash provided by operating activities was $315.2  million in 2017, compared to $120.6 million provided by operating activities in 2016. Cash from operations increased $194.6 million due to an increase in net income after adjustments for non-cash items of $2.9 million and an incremental cash inflow of $191.6 million stemming from changes to our net working capital.

Net cash provided by operating activities was $120.6 million in 2016, compared to $109.3 million provided by operating activities in 2015. Cash from operations increased $11.3 million due to an increase in net income after adjustments for non-cash items of $122.0 million, offset by a greater usage of working capital of $110.7 million.

Investing Activities

Net cash used in investing activities was  $167.0 million in 2017, compared to $1.04 billion used in investing activities in 2016. During 2017, we spent $129.4 million on acquisitions, compared to $1.02 billion in 2016. Capital expenditures were $39.8 million in 2017, compared to $26.3 million in 2016.

Net cash used in investing activities was $1.04 billion in 2016, compared to $104.7 million used in investing activities in 2015. During 2016, we spent $1.02 billion on acquisitions. Capital expenditures were $26.3 million in 2016, compared to $20.8 million in 2015.

Financing Activities

Net cash used in financing activities was $40.6  million in 2017, compared to $906.9 million provided by financing activities in 2016. The net decrease of $947.5 million was primarily due to a $1.07 billion increase in overall debt repayments and a $219.1 million decrease in overall debt borrowings, partially offset by a net $330.8 million increase in proceeds from the issuance of common stock, mainly driven by our secondary offering of common stock completed on September 25, 2017.

Net cash provided by financing activities was $906.9 million in 2016, compared to $12.7 million used in financing activities in 2015. The net increase of $919.6 million was primarily due to the new financing agreements that we entered into as a result of the RSG acquisition offset by repayments and payment of debt issuance costs. In addition, proceeds from the issuance of common stock increased by $16.6 million to $24.2 million in 2016, as compared to $7.9 million in 2015.

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

We still pursue collection of amounts written off in certain circumstances and credit the allowance for any subsequent recoveries. Over the past three fiscal years, bad debt expense has been, on average, 0.06% of net sales. The continued limitation of bad debt expense is primarily attributed to the continued strengthening of the economy and credit environment.

Commitments

At September 30, 2017, contractual obligations were as follows (in thousands):

	Payments Due by Period
	Total	< 1 year	1-3 Years	3-5 Years	> 5 Years
Senior Secured Credit Facility	$444,205	$4,500	$12,205	$9,000	$418,500
Senior Notes	300,000	-	-	-	300,000
Equipment financing	32,855	9,584	18,591	4,539	141
Operating leases	223,554	57,075	83,376	53,846	29,257
Interest[1]	208,407	39,601	77,485	72,181	19,140
Total	$1,209,021	$110,760	$191,657	$139,566	$767,038

 _____________________

[1]

Interest payments reflect all currently scheduled amounts along with projected amounts to be paid under the Senior Secured Credit Facility as calculated using the current LIBOR rate at September 30, 2017 for all future periods.

Capital Resources

We currently have access to the following financing arrangements:

•	an asset-based revolving line of credit in the United States;
•	an asset-based revolving line of credit in Canada;
•	a term loan; and
•	senior notes.

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

The ABL has various borrowing tranches with an interest rate of LIBOR plus a margin of 125 basis points, 150 basis points or175 basis points, based on the total outstanding balance of each tranche. The LIBOR rates can be fixed at one, three, six, or twelve month intervals and any non-fixed LIBOR amounts revert to a 4.75% base rate. As of September 30, 2017, the total balance outstanding on the ABL was $3.2 million, and the weighted-average interest rate was 2.00%. Unamortized debt issuance costs of $5.3 million related to the ABL were classified in “other assets, net” on our consolidated balance sheet as of September 30, 2017. We also have outstanding standby letters of credit related to the U.S. Revolver in the amount of $10.8 million as of September 30, 2017. The current unused commitment fees on the ABL are 0.25% per annum.

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

On September 16, 2016, we refinanced our Term Loan and lowered the LIBOR floor by 25 basis points and lowered the spread by 25 basis points. As a result of the refinancing we wrote off $1.6 million of debt issuance costs in interest expense. As of September 30, 2017 the outstanding balance on the Term Loan, net of debt issuance fees, was $433.4 million.

The Term Loan is guaranteed jointly and severally and fully and unconditionally by our active United States subsidiary.

Senior Notes

We also raised $300.0 million in Senior Notes, which mature on October 1, 2023. These notes bear interest at the rate of 6.38% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2016. There are early payment provisions in the Senior Note indenture in which we would be subject to “make whole” provisions. Management anticipates repaying the notes at the maturity date of October 1, 2023. As of September 30, 2017 the outstanding balance on the Senior Notes, net of debt issuance fees, was $292.3 million.

The Senior Notes are guaranteed jointly and severally and fully and unconditionally by active United States subsidiary.

Equipment Financing Facilities and Other

As of September 30, 2017, we had $15.4 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 3.25% and payments due through September 2021.

As of September 30, 2017, we had $20.0 million of capital lease obligations outstanding. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

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

Business Combinations

We record acquisitions resulting in the consolidation of a business using the acquisition method of accounting. Under this method, we record the assets acquired, including intangible assets that can be identified and named, and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price in excess of the fair value of the assets acquired and liabilities assumed is recorded as goodwill. Various assumptions are used in the determination of these estimated fair values, including items such sales growth rates, cost synergies, customer attrition rates, discount rates, and other prospective financial information. We believe these estimates are based on reasonable assumptions, however they are inherently uncertain and unpredictable, therefore actual results may differ. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Transaction costs associated with acquisitions are expensed as incurred.

Goodwill and Indefinite-Lived Intangibles

On an annual basis and at interim periods when circumstances require, we test the recoverability of its goodwill and indefinite-lived intangible assets. Examples of such indicators include a significant change in the business climate, unexpected competition, loss of key personnel or a decline in our market capitalization below net book value.

We perform impairment assessments at the reporting unit level, which is defined as an operating segment or one level below an operating segment, also known as a component. We currently have five components which we evaluate for aggregation by examining the distribution methods, sales mix, and operating results of each component to determine if these characteristics will be sustained over a long-term basis. For purposes of this evaluation, we expect components to exhibit similar economic characteristics 3-5 years after events such as an acquisition within our core roofing business or management/business restructuring. Components that exhibit similar economic characteristics are subsequently aggregated into a single reporting unit. Based on our most recent impairment assessment performed as of August 31, 2017, it was determined that all components exhibited similar economic characteristics, and therefore should be aggregated into a single reporting unit (collectively the “Reporting Unit”).

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

Based on our most recent impairment assessment performed as of August 31, 2017, we concluded that there were no indicators of impairment, and that it was more likely than not that the fair value of the goodwill and indefinite-lived intangible assets exceeded their net carrying amount, therefore the quantitative two-step impairment test was not required. This conclusion is consistent with the fact that sales increased from the prior year by 5%. In addition, gross profit increased by 5% compared to the prior year. The increase in gross profit reflects a favorable shift in sales mix towards residential products. Additionally, the Company is also reviewing product profitability and focusing the sales teams to more aggressively promote and substitute higher-margin product mix going forward and has identified a number of opportunities within the divisions to gain efficiencies, cut operating costs, and increase overall profitability. Our total market capitalization exceeded carrying value by approximately 51% as of August 31, 2017. This compares to 48% and 206% for that same measure as of August 31, 2016 and 2015, respectively. We did not identify any macroeconomic, industry conditions or cost-related factors that would indicate it is more likely than not that the fair value of the reporting unit was less than its carrying value.

We amortize certain identifiable intangible assets that have finite lives, currently consisting of non-compete agreements, customer relationships and trade names. Non-compete agreements are amortized on a straight-line basis over the terms of the associated contractual agreements; customer relationship assets are amortized on an accelerated basis based on the expected cash flows generated by the existing customers; and trade names are amortized on an accelerated basis over a five or ten year period. Amortizable intangible assets are tested for impairment, when deemed necessary, based on undiscounted cash flows and, if impaired, are written down to fair value based on either discounted cash flows or appraised values. In connection with certain financing arrangements, we have debt issuance costs that are amortized over the lives of the associated financings using the effective interest method.

Evaluation of Long-Lived Assets

We evaluate the recoverability of its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

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

As of September 30, 2017, net of debt issuance fees, we had $3.2 million and $433.4 million of revolver borrowings and outstanding term loans, respectively, under our Secured Senior Credit Facility, $292.3 million outstanding under our Senior Notes and $35.4 million outstanding under our equipment financing facilities. Borrowings under our Senior Secured Credit facility incur interest on a floating rate basis while borrowings under our Senior Notes and equipment lease facilities incur interest on a fixed rate basis.

As of September 30, 2017, our weighted-average effective interest rate was 4.6% on our Senior Secured Credit Facility and Senior Notes, compared to 2.3% as of September 30, 2016. As of September 30, 2017, the financial impact of a hypothetical 10% interest rate fluctuation in effect at that date would be immaterial.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate fluctuations for net sales generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 4% of our net sales in 2017 were derived from sales to customers in Canada. This business is primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect net sales, net income and cash flows. A 10% fluctuation of foreign currency exchange rates would not have a material impact on our results of operations or cash flows, therefore we currently do not enter into financial instruments to manage this minimal foreign currency exchange risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEACON ROOFING SUPPLY, INC.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Beacon Roofing Supply, Inc.

We have audited the accompanying consolidated balance sheets of Beacon Roofing Supply, Inc. (the Company) as of September 30, 2017 and 2016 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon Roofing Supply, Inc. at September 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Beacon Roofing Supply, Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 21, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tysons, Virginia

November 21, 2017

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$138,250	$31,386
Accounts receivable, less allowance of $11,829 and $14,182 as of September 30, 2017 and 2016, respectively	704,527	626,965
Inventories, net	551,924	480,736
Prepaid expenses and other current assets	209,138	163,103
Total current assets	1,603,839	1,302,190

Property and equipment, net	156,129	148,569
Goodwill	1,251,986	1,197,565
Intangibles, net	429,069	464,024
Other assets, net	8,534	1,511

Total Assets	$3,449,557	$3,113,859

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$503,697	$360,915
Accrued expenses	261,297	161,113
Current portions of long-term debt	14,141	14,811
Total current liabilities	779,135	536,839

Borrowings under revolving lines of credit, net	3,205	359,661
Long-term debt, net	721,268	722,929
Deferred income taxes, net	138,383	135,482
Long-term obligations under equipment financing and other, net	25,760	35,121
Total liabilities	1,667,751	1,790,032

Commitments and contingencies

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 67,700,858 issued and outstanding as of September 30, 2017 and 59,890,885 issued and outstanding as of September 30, 2016	677	598
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-
Additional paid-in capital	1,047,506	694,564
Retained earnings	748,186	647,322
Accumulated other comprehensive loss	(14,563)	(18,657)
Total stockholders' equity	1,781,806	1,323,827

Total Liabilities and Stockholders' Equity	$3,449,557	$3,113,859

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended September 30,
	2017	2016	2015
Net sales	$4,376,670	$4,127,109	$2,515,169
Cost of products sold	3,300,731	3,114,040	1,919,804
Gross profit	1,075,939	1,013,069	595,365
Operating expense	859,843	808,085	478,284
Income from operations	216,096	204,984	117,081
Interest expense, financing costs, and other	52,751	58,452	11,037
Income before provision for income taxes	163,345	146,532	106,044
Provision for income taxes	62,481	56,615	43,767
Net income	$100,864	$89,917	$62,277

Weighted-average common stock outstanding:
Basic	60,315,648	59,424,372	49,578,130
Diluted	61,344,263	60,418,067	50,173,478

Net income per share:
Basic	$1.67	$1.51	$1.26
Diluted	$1.64	$1.49	$1.24

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended September 30,
	2017	2016	2015
Net income	$100,864	$89,917	$62,277
Other comprehensive income (loss):
Foreign currency translation adjustment	3,706	1,024	(14,003)
Unrealized loss due to change in fair value of derivatives, net of tax	-	-	(138)
Total other comprehensive income (loss)	3,706	1,024	(14,141)
Comprehensive income	$104,570	$90,941	$48,136

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2014	49,392,774	$493	$328,059	$495,128	$(6,579)	$817,101
Issuance of common stock, net of shares withheld for taxes	397,969	4	7,939	-	-	7,943
Stock-based compensation	-	-	9,936	-	-	9,936
Other comprehensive loss	-	-	-	-	(14,141)	(14,141)
Net income	-	-	-	62,277	-	62,277
Balance at September 30, 2015	49,790,743	$497	$345,934	$557,405	$(20,720)	$883,116
Issuance of common stock, net of shares withheld for taxes	1,061,134	11	24,147	-	-	24,158
Issuance of common stock in connection with RSG acquisition	9,039,008	90	306,734	-	-	306,824
Stock-based compensation	-	-	17,749	-	-	17,749
Other comprehensive income	-	-	-	-	2,063	2,063
Net income	-	-	-	89,917	-	89,917
Balance at September 30, 2016	59,890,885	$598	$694,564	$647,322	$(18,657)	$1,323,827
Issuance of common stock, net of shares withheld for taxes	536,223	6	8,621	-	-	8,627
Issuance of common stock from secondary offering, net of issuance costs	7,273,750	73	329,250			329,323
Stock-based compensation	-	-	15,071	-	-	15,071
Other comprehensive income	-	-	-	-	4,094	4,094
Net income	-	-	-	100,864	-	100,864
Balance at September 30, 2017	67,700,858	$677	$1,047,506	$748,186	$(14,563)	$1,781,806

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended September 30,
	2017	2016	2015

Operating Activities
Net income	$100,864	$89,917	$62,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,467	100,191	34,862
Stock-based compensation	15,071	17,749	9,936
Certain interest expense and other financing costs	10,497	8,329	(1,450)
Gain on sale of fixed assets	(839)	(1,882)	(1,107)
Deferred income taxes	393	25,200	17,634
Other, net	-	-	263
Changes in operating assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(60,185)	(30,408)	(33,251)
Inventories	(51,768)	43,489	(9,203)
Prepaid expenses and other assets	(44,208)	(12,841)	(17,119)
Accounts payable and accrued expenses	228,908	(119,096)	46,498
Net cash provided by operating activities	315,200	120,648	109,340

Investing Activities
Purchases of property and equipment	(39,828)	(26,315)	(20,802)
Acquisition of businesses, net	(129,390)	(1,018,188)	(85,301)
Proceeds from the sale of assets	2,233	1,882	1,389
Net cash used in investing activities	(166,985)	(1,042,621)	(104,714)

Financing Activities
Borrowings under revolving lines of credit	2,464,128	1,892,459	560,634
Repayments under revolving lines of credit	(2,833,230)	(1,541,532)	(566,007)
Borrowings under term loan	-	490,793	-
Repayments under term loan	(4,500)	(230,918)	(11,250)
Borrowings under Senior Notes	-	300,000	-
Repayments under equipment financing facilities and other	(10,034)	(4,724)	(5,553)
Payment of debt issuance costs	(1,669)	(28,325)	-
Proceeds from secondary offering of common stock	345,503	-	-
Payment of issuance costs from secondary offering of common stock	(14,684)	-	-
Proceeds from issuance of common stock related to equity awards	11,341	24,160	7,943
Taxes paid related to net share settlement of equity awards	(392)	(2)	-
Excess tax benefit from stock-based compensation	2,937	4,956	1,526
Net cash provided by (used in) financing activities	(40,600)	906,867	(12,707)

Effect of exchange rate changes on cash and cash equivalents	(751)	831	(730)

Net increase (decrease) in cash and cash equivalents	106,864	(14,275)	(8,811)
Cash and cash equivalents, beginning of period	31,386	45,661	54,472
Cash and cash equivalents, end of period	$138,250	$31,386	$45,661

Supplemental cash flow information
Cash paid during the period for:
Interest	$49,067	$57,934	$8,276
Income taxes, net of tax refunds	56,158	14,425	23,198

During the 2016 period, the Company issued Common Stock with a value of $302 million and replacement awards with a value of $5 million in connection with the acquisition of Roofing Supply Group, LLC., which are accounted for as a non-cash investing activity.

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts or otherwise indicated)

1. Company Overview

Beacon Roofing Supply, Inc. (the “Company”) was incorporated in the state of Delaware on August 22, 1997 and is a leading distributor of residential and non-residential roofing materials and other complementary building materials. The Company operates its business under regional and local trade names and services customers in 48 states within the United States and 6 provinces in Canada. The Company’s current material subsidiaries are Beacon Sales Acquisition, Inc., Beacon Canada, Inc. and Beacon Roofing Supply Canada Company.

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

Fiscal Year

The fiscal years presented are the years ended September 30, 2017 (“2017”), September 30, 2016 (“2016”), and September 30, 2015 (“2015”). Each of the Company’s first three quarters ends on the last day of the calendar month.

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

Accounts Receivable

Accounts receivables are derived from unpaid invoiced amounts and are recorded at their net realizable value. Each month the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. The allowance for doubtful accounts represents the Company’s estimate of credit exposure for each customer. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s accounts receivable are primarily from customers in the building industry located in the United States and Canada, and no single customer represented at least

10% of the Company’s revenue during the year ended September 30, 2017, or accounts receivable as of September 30, 2017.

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

Business Combinations

The Company records acquisitions resulting in the consolidation of a business using the acquisition method of accounting. Under this method, the acquiring Company records the assets acquired, including intangible assets that can be identified and named, and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price in excess of the fair value of the assets acquired and liabilities assumed is recorded as goodwill. Various assumptions are used in the determination of these estimated fair values, including items such sales growth rates, cost synergies, customer attrition rates, discount rates, and other prospective financial information. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Transaction costs associated with acquisitions are expensed as incurred.

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

The Company performs impairment assessments at the reporting unit level, which is defined as an operating segment or one level below an operating segment, also known as a component. The Company currently has five components which it evaluates for aggregation by examining the distribution methods, sales mix, and operating results of each component to determine if these characteristics will be sustained over a long-term basis. For purposes of this evaluation, the Company expects its components to exhibit similar economic characteristics 3-5 years after events such as an acquisition within the Company’s core roofing business or management/business restructuring. Components that exhibit similar economic characteristics are subsequently aggregated into a single reporting unit. Based on the Company’s most recent impairment assessment performed as of August 31, 2017, it was determined that all of the Company’s components exhibited similar economic characteristics, and therefore should be aggregated into a single reporting unit (collectively the “Reporting Unit”).

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

Based on the Company’s most recent qualitative impairment assessment performed as of August 31, 2017, the Company concluded that there were no indicators of impairment, and that therefore it was more likely than not that the fair value of the goodwill and indefinite-lived intangible assets exceeded their net carrying amount, therefore the quantitative two-step impairment test was not required.

The Company amortizes certain identifiable intangible assets that have finite lives, currently consisting of non-compete agreements, customer relationships and trade names. Non-compete agreements are amortized on a straight-line basis over the terms of the associated contractual agreements; customer relationship assets are amortized on an accelerated basis based on the expected cash flows generated by the existing customers; and trade names are amortized on an accelerated basis over a five or ten year period. Amortizable intangible assets are tested for impairment, when deemed necessary, based on undiscounted cash flows and, if impaired, are written down to fair value based on either discounted cash flows or appraised values. In connection with certain financing arrangements, the Company has debt issuance costs that are amortized over the lives of the associated financings using the effective interest method.

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

Recent Accounting Pronouncements - Adopted

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The guidance updates management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. For each reporting period, management is required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern for one year from when the financial statements are issued. This new standard is effective for the annual reporting period ending after December 15, 2016 as well as all annual and interim reporting periods thereafter, and early adoption is permitted. The Company adopted this guidance for the fiscal year ended September 30, 2017 and there was no impact on its financial statements and related disclosures.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the required presentation for debt discounts. This new standard is effective for financial statements issued for annual and interim reporting periods beginning after December 15, 2015 and early adoption is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. The Company elected to early adopt this new guidance effective October 1, 2015 and applied the new guidance retrospectively to all periods presented in the financial statements. The adoption of this standard changed the Company’s previous practice of presenting debt issuance costs as an asset and resulted in the reduction of total assets and total liabilities in an amount equal to the balance of unamortized debt issuance costs at each balance sheet date presented. Debt issuance costs that are now presented as a direct reduction from the carrying amount of the associated debt liability amounted to $20.6 million and $25.2 million as of September 30, 2017 and 2016, respectively.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” This guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments related to business combinations. It requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. In addition, the portion of the adjustment recorded in the current period that would have been recognized in prior periods had the adjustment been identified at that time must be presented, by line item, either on the face of the income statement or in the accompanying notes. This new standard is effective for annual and interim reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company elected to early adopt this new guidance effective January 1, 2016 and the impact on the financial statements through the year ended September 30, 2017 was immaterial.

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

Recent Accounting Pronouncements - Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and will replace most existing revenue recognition guidance when it becomes effective. This new standard is effective for public business entities for annual and interim reporting periods beginning after December 15, 2017, and early adoption is permitted for annual reporting periods beginning after December 15, 2016. The standard permits the use of either the full retrospective or modified retrospective adoption methods. The Company is continuing to perform a detailed evaluation, using a five-step model specified in the guidance, to assess the impacts of the new standard and expects to apply the guidance using the modified retrospective method. Based on the Company’s knowledge of its revenue transactions, the Company does not expect the adoption of this new guidance to have a material impact on its financial statements, but does expect that it will result in additional revenue recognition disclosures.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business.” This guidance is intended to assist entities when evaluating when a set of transferred assets and activities constitutes a business. This new standard is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company does not expect the adoption of this new guidance to have a material impact on its financial statements and related disclosures.

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

In connection with the RSG Acquisition, the Company was required to issue equity awards to certain RSG employees in replacement of RSG equity awards that were cancelled at closing. The replacement awards consisted of options to purchase 661,349 shares of the Company’s common stock. The terms and fair value of these awards approximated the cancelled RSG awards on the issuance date. The fair value of the replacement awards associated with services rendered through the date of the RSG Acquisition was recognized as a component of the total acquisition consideration, and the remaining fair value of the replaced awards will be recognized as an expense on a straight-line basis over the remaining service period.

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

Additional Acquisitions – Fiscal Year 2017

During fiscal year 2017, the Company acquired 23 branches from the following five acquisitions:

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

The Company recorded the acquired assets and liabilities related to these transactions at their estimated fair values as of the respective acquisition dates, with resulting goodwill of $53.0 million (all of which is deductible for tax purposes) and $47.4 million in intangible assets associated with these other acquisitions.

Additional Acquisitions – Fiscal Year 2016

During fiscal year 2016, the Company acquired 42 branches from the following seven additional acquisitions:

•

On December 1, 2015, the Company purchased certain assets of RCI Roofing Supply, a distributor of residential and commercial roofing and related products with 5 branches operating in Nebraska, Iowa and Colorado with annual sales of approximately $23 million. The Company has finalized the acquisition accounting entries for this transaction.

•

On December 18, 2015, the Company acquired 100% of the equity interests of Roofing and Insulation Supply, a distributor primarily of residential and commercial insulation along with roofing and related products with 20 branches spanning 13 states operating across New England, the Mid-Atlantic, the Southeast, the Upper Midwest, Texas and Colorado with annual sales of approximately $70 million. The Company has finalized the acquisition accounting entries for this transaction.

•

On December 29, 2015, the Company purchased certain assets of Statewide Wholesale, a distributor of residential and commercial roofing and related products with 1 branch located in Denver, Colorado with annual sales of approximately $15 million. The Company has finalized the acquisition accounting entries for this transaction.

•

On April 1, 2016, the Company purchased certain assets of Atlantic Building Products, a distributor of decking, windows, siding, and related products with 2 branches operating in eastern Pennsylvania with annual sales of approximately $5 million. The Company has finalized the acquisition accounting entries for this transaction.

•	On April 1, 2016, the Company purchased certain assets of Lyf-Tym Building Products, a distributor of siding, windows, gutters, vinyl railings, and related products with 6 branches operating in North Carolina and Virginia with annual sales of approximately $20 million. The Company has finalized the acquisition accounting entries for this transaction.
•

On May 2, 2016, the Company purchased certain assets of Fox Brothers Company, a distributor of roofing, siding, windows, doors, and related products with 4 branches operating in Michigan with annual sales of approximately $35 million. The Company has finalized the acquisition accounting entries for this transaction.

•

On June 1, 2016, the Company acquired 100% of the equity interests of Woodfeathers, Inc., a distributor of primarily residential roofing and related products with 4 branches operating in Oregon and Washington with annual sales of approximately $30 million. The Company has finalized the acquisition accounting entries for this transaction.

The Company recorded the acquired assets and liabilities related to these transactions at their estimated fair values as of the respective acquisition dates, with resulting goodwill of $84.8 million ($59.8 million of which is deductible for tax purposes) and $60.8 million in intangible assets associated with these other acquisitions. The Company has not provided pro forma results of operations for any of these transactions, as they were not material to the Company on either an individual or an aggregate basis. The results of operations for each of these acquisitions are included in the Company’s respective consolidated statements of income from the date of each acquisition.

Acquisitions – Additional Information

For those acquisitions where the acquisition accounting entries have yet to be finalized, the Company’s allocation of the purchase price is subject to change on receipt of additional information, including, but not limited to, the finalization of asset valuations (intangible and fixed) and income tax accounting.

4. Net Income per Share

The following table presents the basic and diluted weighted-average shares outstanding for each period presented:

	Year Ended September 30,
	2017	2016	2015
Weighted-average common shares outstanding, basic	60,315,648	59,424,372	49,578,130
Effect of dilutive securities:
Stock options	619,732	706,780	481,039
Restricted stock units	408,883	286,915	114,309
Weighted-average common shares outstanding, diluted	61,344,263	60,418,067	50,173,478

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income per share because the effect was either anti-dilutive or the requisite performance conditions were not met:

	Year Ended September 30,
	2017	2016	2015
Stock options	331,681	502,294	1,313,689
Restricted stock units	61,890	45,220	-

5. Prepaid Expenses and Other Current Assets

The following table summarizes the significant components of prepaid expenses and other current assets (in thousands):

	September 30,
	2017	2016
Vendor rebates	$193,071	$149,052
Other	16,067	14,051
	$209,138	$163,103

6. Property and Equipment

The following table provides a detailed breakout of property and equipment, by type (in thousands):

	September 30,
	2017	2016
Land	$2,796	$2,925
Buildings and leasehold improvements	38,995	35,754
Equipment	293,489	263,947
Furniture and fixtures	23,140	20,155
Total property and equipment	358,420	322,781
Less: accumulated depreciation and amortization	(202,291)	(174,212)
Total property and equipment, net	$156,129	$148,569

Depreciation expense for the years ending September 30, 2017, 2016, and 2015 was $34.0 million, $31.9 million, and $18.7 million, respectively.

7. Goodwill and Intangibles

Goodwill

The following table sets forth the change in the carrying amount of goodwill for the Company during the years ended September 30, 2017 and 2016 (in thousands):

Balance at September 30, 2015	$496,415
Acquisition of RSG	617,477
Other acquisitions	84,853
Translation and other adjustments	(1,180)
Balance at September 30, 2016	$1,197,565
Acquisitions	53,012
Translation and other adjustments	1,409
Balance at September 30, 2017	$1,251,986

The change in the carrying amount of goodwill for the year ended September 30, 2017 and 2016 is primarily attributable to the Company’s acquisitions finalized during the respective periods presented (see Note 3). The Company has recognized no goodwill impairments for any of the periods presented.

Intangible Assets

In connection with transactions finalized for the year ended September 30, 2017, the Company recorded intangible assets of $47.4 million ($42.7 million of customer relationships, $4.6 million of amortizable trademarks and $0.1 million of beneficial lease arrangements). Intangible assets consisted of the following (in thousands, except time period amounts):

	September 30,		Weighted- Average Remaining Life[1]
	2017	2016	(Years)
Amortizable intangible assets:
Non-compete agreements	$2,824	$3,324	3.31
Customer relationships	610,026	566,964	17.61
Trademarks	10,500	5,400	8.37
Beneficial lease arrangements	1,060	960	8.79
Total amortizable intangible assets	624,410	576,648
Less: Accumulated amortization	(268,391)	(185,674)
Total amortizable intangible assets, net	$356,019	$390,974
Indefinite lived trademarks	73,050	73,050
Total intangibles, net	$429,069	$464,024

1 As of September 30, 2017

For the years ended September 30, 2017, 2016, and 2015, the Company recorded $82.5 million, $68.3 million, and $16.2 million of amortization expense relating to the above-listed intangible assets, respectively. The intangible asset lives range from 5 to 20 years and the weighted-average remaining life was 17.4 years as of September 30, 2017.

The following table presents the estimated annual amortization expense for these intangible assets (in thousands):

Year Ending September 30,
2018	$71,577
2019	58,771
2020	47,751
2021	38,248
2022	30,239
Thereafter	109,433
$356,019

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

The following table summarizes all financing arrangements the Company has entered into (in thousands):

	September 30,	September 30,
	2017	2016
Senior Secured Credit Facility
Revolving Lines of Credit:
U.S. Revolver, expires October 1, 2020 [1]	$-	$355,087
Canadian Revolver, expires October 1, 2020[2]	3,205	4,574
Term Loan, matures October 1, 2022[3]	433,440	436,380
Total borrowings under Senior Secured Credit Facility	436,645	796,041
Less: current portion	(4,500)	(4,500)
Total long-term borrowings under Senior Secured Credit Facility	$432,145	$791,541

Senior Notes
Senior Notes, matures October 2023[4]	292,328	291,049
Less: current portion	-	-
Total long-term borrowings under Senior Notes	$292,328	$291,049

Equipment Financing Facilities and Other
Equipment financing facilities, various maturities through September 2021[5]	$15,445	$20,419
Capital lease obligations, various maturities through November 2021[6]	19,956	25,013
Total obligations under equipment financing facilities and other	35,401	45,432
Less: current portion	(9,641)	(10,311)
Total long-term obligations under equipment financing facilities and other	$25,760	$35,121

1 - Effective rates on borrowings are 2.00% as of September 30, 2017; 2.90% as of September 30, 2016

2 - Effective rates on borrowings are 3.70% as of September 30, 2017; 3.20% as of September 30, 2016

3 - Interest rate of 3.50% as of September 30, 2017 and September 30, 2016

4 - Interest rate of 6.38% as of September 30, 2017 and September 30, 2016

5 - Fixed interest rates ranging from 2.33% to 3.25% as of September 30, 2017 and September 30, 2016

6 - Fixed interest rates ranging from 2.72% to 10.39% as of September 30, 2017 and September 30, 2016

Asset-based Line of Credit (“ABL”)

On October 1, 2015, the Company entered into a $700 million ABL with Wells Fargo Bank, N.A. and a syndicate of other lenders. This ABL consists of revolving loans in both the United States (“U.S. Revolver”) in the amount of $670 million and Canada (“Canada Revolver”) in the amount of $30 million. The ABL has a maturity date of October 1, 2020.

The ABL has various borrowing tranches with an interest rate of LIBOR plus a margin of 125 basis points, 150 basis points or 175 basis points, based on the total outstanding balance of each tranche. The LIBOR rates can be fixed at one, three, six, or twelve month intervals and any non-fixed LIBOR amounts revert to a 4.75% base rate. As of September 30, 2017, the total balance outstanding balance on the ABL was $3.2 million, and the weighted-average interest rate was 2.00%.  Unamortized debt issuance costs of $5.3 million related to the ABL are classified in “other assets, net” on the Company’s consolidated balance sheet as of September 30, 2017. The Company also has outstanding standby letters of credit related to the U.S. Revolver in the amount of $10.8 million as of September 30, 2017. The current unused commitment fees on the ABL are 0.25% per annum.

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

On September 16, 2016, the Company refinanced its Term Loan, lowering the LIBOR floor by 25 basis points and lowering the spread by 25 basis points. As a result of the refinancing, the Company wrote off $1.6 million of debt issuance costs in interest expense. As of September 30, 2017, the outstanding balance on the Term Loan, net of debt issuance fees, was $433.4 million. The Term Loan is guaranteed jointly and severally and fully and unconditionally by the Company’s active United States subsidiary.

Senior Notes

On October 1, 2015, the Company raised $300.0 million by issuing senior notes due 2023 (the “Senior Notes”). The Senior Notes have a coupon rate of 6.38% per annum and are payable semi-annually in arrears beginning April 1, 2016. There are early payment provisions in the Senior Note indenture in which the Company would be subject to “make whole” provisions. Management anticipates repaying the notes at the maturity date of October 1, 2023. As of September 30, 2017 the outstanding balance on the Senior Notes, net of debt issuance fees, was $292.3 million. The Senior Notes are guaranteed jointly and severally and fully and unconditionally by the Company’s active United States subsidiary.

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

Annual principal payments for all outstanding financing arrangements for each of the next five years and thereafter are as follows (in thousands):

Year Ending September 30,	ABL	Term Loan	Senior Notes	Equipment Financing Facilities	Total
2018	$-	$4,500	$-	$9,584	$14,084
2019	-	4,500	-	9,631	14,131
2020	3,205	4,500	-	8,960	16,665
2021	-	4,500	-	4,367	8,867
2022	-	4,500	-	172	4,672
Thereafter	-	418,500	300,000	141	718,641
Total debt	3,205	441,000	300,000	32,855	777,060
Less: Unamortized debt issuance costs[1]	-	(7,560)	(7,672)	-	(15,232)
Total long-term debt	$3,205	$433,440	$292,328	$32,855	$761,828

1 Does not include $5.3 million of unamortized debt issuance costs related to the ABL classified as “other assets, net” on the consolidated balance sheet as of September 30, 2017

Equipment Financing Facilities and Other

As of September 30, 2017, the Company had a $15.4 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 3.25% and payments due through September 2021.

As of September 30, 2017, the Company had $20.0 million of capital lease obligations outstanding. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

9. Commitments and Contingencies

Operating Leases

The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis.

At September 30, 2017, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year were as follows:

Year Ending September 30,	Operating Leases

2018	$57,075
2019	46,177
2020	37,199
2021	30,350
2022	23,496
Thereafter	29,257
Total minimum lease payments	$223,554

Rent expense was $60.1 million, $59.3 million, and $39.2 million for the years ending September 30, 2017, 2016, and 2015, respectively. Sublet income was immaterial for each of these periods.

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

10. Stockholders’ Equity

Common and Preferred Stock

The Company is authorized to issue 100 million shares of common stock and 5 million shares of preferred stock. As of September 30, 2017 and 2016 there were 67,700,858 and 59,890,885 shares of common stock issued and outstanding, respectively, and no preferred stock outstanding as of either period end.

On September 25, 2017, in connection with the Allied Acquisition (see “Subsequent Events” footnote), the Company issued 7,273,750 shares of its common stock in a secondary offering at a price of $47.50 per share. Total net proceeds from this secondary offering were $330.8 million.

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

The following table summarizes the components of accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance as of September 30, 2014	$(2,040)	$(4,539)	$(6,579)
Other comprehensive loss before reclassifications	(14,003)	(138)	(14,141)
Reclassifications out of other comprehensive loss	-	-	-
Balance as of September 30, 2015	$(19,293)	$(1,427)	$(20,720)
Other comprehensive income before reclassifications	1,024	-	1,024
Reclassifications out of other comprehensive loss	-	1,039	1,039
Balance as of September 30, 2016	$(18,269)	$(388)	$(18,657)
Other comprehensive income before reclassifications	3,706	-	3,706
Reclassifications out of other comprehensive loss	-	388	388
Balance as of September 30, 2017	$(14,563)	$-	$(14,563)

Gains (losses) on derivative instruments are recognized in the consolidated statements of operations in interest expense, financing costs, and other.

11. Stock-based Compensation

On February 9, 2016, the shareholders of the Company approved the Amended and Restated Beacon Roofing Supply, Inc. 2014 Stock Plan (the “2014 Plan”). The 2014 Plan provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights (“SARs”) for up to 5,000,000 shares of common stock to selected employees and non-employee directors. The 2014 Plan mandates that all forfeited, expired, and withheld shares, including those from the predecessor plans, be returned to the 2014 Plan and made available for issuance. As of September 30, 2017, there were 4,096,732 shares of common stock available for issuance.

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

The fair values of the options granted for the year ended September 30, 2017 were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended September 30,
	2017	2016	2015
Risk-free interest rate	1.97%	1.87%	1.83%
Expected volatility	28.83%	30.96%	31.69%
Expected life (in years)	5.30	5.6	5.6
Dividend yield	—	—	—

The following table summarizes all stock option activity for the periods presented (in thousands, except share, per share, and time period amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]

Balance as of September 30, 2016	2,312,789	$25.55	6.3	$38,225
Granted	245,818	47.40
Exercised	(442,909)	22.09
Canceled/Forfeited	(16,992)	33.72
Expired	(14,478)	19.50
Balance as of September 30, 2017	2,084,228	$28.84	6.1	$46,714
Vested and expected to vest after September 30, 2017	2,050,134	$28.74	6.0	$46,150
Exercisable as of September 30, 2017	1,414,141	$25.06	5.0	$37,033

1 Aggregate intrinsic value as represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.

During the years ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense related to stock options of $4.8 million and $11.2 million, respectively. As of September 30, 2017, there was $4.7 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes additional information on stock options for the period presented (in thousands):

	Year Ended September 30,
	2017	2016	2015

Weighted-average fair value of stock options granted	$14.21	$12.89	$9.40
Total fair value of stock options vested	5,566	12,347	6,399
Total intrinsic value of stock options exercised	10,941	22,693	4,615

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

The following table summarizes all restricted stock unit activity for the periods presented:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance at September 30, 2016	705,434	$34.55
Granted	273,065	47.31
Released	(128,578)	33.47
Canceled/Forfeited	(78,948)	29.04
Balance at September 30, 2017	770,973	$38.95
Vested and expected to vest after September 30, 2017	793,350	$38.88

During the years ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense related to restricted stock units of $10.3 million and $6.5 million, respectively. As of September 30, 2017, there was $12.9 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes additional information on RSUs for the period presented (in thousands):

	Year Ended September 30,
	2017	2016	2015

Weighted-average fair value of RSUs granted	$47.31	$38.92	$28.74
Total fair value of RSUs vested	4,562	743	1,943
Total intrinsic value of RSUs released	6,079	1,375	1,784

12. Income Taxes

The following table summarizes the components of the income tax provision (in thousands):

	Year Ended September 30,
	2017	2016	2015
Current:
Federal	$52,718	$23,403	$17,414
Foreign	1,366	1,183	1,765
State	8,975	2,426	7,579
Total current taxes	$63,059	$27,012	$26,758

Deferred:
Federal	$(656)	$25,935	$14,798
Foreign	-	321	(657)
State	78	3,347	2,868
Total deferred taxes	$(578)	$29,603	$17,009

Provision for income taxes	$62,481	$56,615	$43,767

The following table is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the periods presented:

	Year Ended September 30,
	2017	2016	2015
U.S. federal income taxes at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.9%	4.2%	4.6%
Non-deductible professional fees related to RSG acquisition	0.0%	0.4%	2.2%
Other	(0.6%)	(1.0%)	(0.5%)
Effective tax rate	38.3%	38.6%	41.3%

Deferred income taxes reflect the tax consequences of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax law. These temporary differences are determined according to ASC 740 Income Taxes. Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2017	2016
Deferred tax assets:
Deferred compensation	$14,237	$15,166
Allowance for doubtful accounts	1,318	2,060
Accrued vacation and other	6,602	6,616
Unrealized loss on financial derivatives	-	279
Inventory valuation	10,564	6,193
Tax loss carryforwards	20,575	34,505
Other	958	913
Total deferred tax assets	$54,254	$65,732

Deferred tax liabilities:
Excess tax over book depreciation and amortization	$(192,637)	$(201,214)
Total deferred tax liabilities	(192,637)	(201,214)

Net deferred income tax liabilities	$(138,383)	$(135,482)

Due to the RSG acquisition on October 1, 2015, the Company acquired $135.3 million of federal and state net operating loss (“NOL”) carryforwards related to its domestic operations. The federal losses are subject to an annual Section 382 limit of $37.3 million. The Company utilized $37.3 million of federal NOLs and $2.3 million of state NOLs for the year ended September 30, 2017. These NOLs are scheduled to expire at various dates through 2035. The deferred tax asset of $20.6 million remaining as of September 30, 2017 is related to the federal and state NOL carryforward and AMT credit carryforward.

The Company’s Canadian subsidiary, Beacon Roofing Supply Canada Company (“BRSCC”), is treated as a Controlled Foreign Corporation (“CFC”). BRSCC’s taxable income, which reflects all of the Company’s Canadian operations, is being taxed only in Canada and would generally be taxed in the United States only upon an actual or deemed distribution. The Company expects that BRSCC’s earnings will be indefinitely reinvested for the foreseeable future and therefore no United States deferred tax asset or liability for the differences between the book basis and the tax basis of BRSCC has been recorded at September 30, 2017. Unremitted earnings of $44.5 million were considered permanently reinvested at September 30, 2017. Of this amount, $22.4 million of the unremitted earnings were previously taxed in the United States and the remittance on these earnings would not generate additional United States tax.

As of September 30, 2017, goodwill was $1.25 billion, of which there remains an amortizable basis of $297.4 million for income tax purposes. The Company had $34.5 million of excess tax benefits available for potential deferred tax write-offs as of September 30, 2017, primarily related to previously recognized stock-based compensation.

As of September 30, 2017, there were no uncertain tax positions which, if recognized, would affect the Company’s effective tax rate. The Company’s accounting policy is to recognize any interest and penalties related to income tax matters in income tax expense in the consolidated statements of operations. A reconciliation of the beginning and ending amounts of the gross unrecognized income tax benefits is as follows:

	Year Ended September 30,
	2017	2016
Balance, beginning of year	$-	$82
Current year uncertain tax positions	-	-
Settlements	-	(82)
Balance, end of year	$-	$-

The Company has operations in 48 U.S. states and 6 provinces in Canada. The Company is currently under audit in certain state and local jurisdictions for various years. These audits may involve complex issues, which may require an extended period of time to resolve. The Company has provided for its estimate of taxes payable in the accompanying financial statements. Additional taxes are reasonably possible; however the amounts cannot be estimated at this time. The Company is no longer subject to U.S. federal income tax examinations for any fiscal years ended on or before September 30, 2013. For the majority of states, the Company is also no longer subject to tax examinations for any fiscal years ended on or before September 30, 2013. In Canada, the Company is no longer subject to tax examinations for any fiscal years ended on or before September 30, 2013. For the Canadian provinces, the Company is no longer subject to tax examinations for any fiscal years ended on or before September 30, 2014.

13. Geographic and Product Data

The following tables summarize certain geographic information for the periods presented (in thousands):

	Year Ended September 30,
	2017	2016	2015
Net sales
U.S.	$4,198,935	$3,949,067	$2,331,360
Canada	177,735	178,042	183,809
Total net sales	$4,376,670	$4,127,109	$2,515,169

	September 30,
	2017	2016
Long-lived assets
U.S.	$507,236	$527,680
Canada	13,446	13,374
Total long-lived assets	$520,682	$541,054

The following table summarizes net sales from external customers by product group (in thousands):

	Year Ended September 30,
	2017	2016	2015
Residential roofing products	$2,380,435	$2,190,762	$1,236,397
Non-residential roofing products	1,273,153	1,331,319	882,970
Complementary building products	723,082	605,028	395,802
Total net sales	$4,376,670	$4,127,109	$2,515,169

14. Supplemental Guarantor Information

All of the Senior Notes issued on October 1, 2015 are guaranteed jointly and severally by all of the United States subsidiaries of the Company (collectively, the “Guarantor”), and not by the Canadian subsidiaries of the Company. Such guarantees are full and unconditional. Supplemental condensed consolidating financial information of the Company, including such information for the Guarantor, is presented below. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the non-guarantor subsidiaries operated as independent entities. Investments in subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the Guarantor are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by, and the operations of, the combined groups.

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$149,799	$1,582	$(13,131)	$138,250
Accounts receivable, net	-	663,034	42,633	(1,140)	704,527
Inventories, net	-	527,226	24,698	-	551,924
Prepaid expenses and other current assets	4,195	198,817	6,126	-	209,138
Total current assets	4,195	1,538,876	75,039	(14,271)	1,603,839

Intercompany receivable, net	-	655,372	-	(655,372)	-
Investments in consolidated subsidiaries	3,160,273	-	-	(3,160,273)	-
Deferred income taxes, net	30,822	-	-	(30,822)	-
Property and equipment, net	6,610	138,955	10,564	-	156,129
Goodwill	-	1,220,812	31,174	-	1,251,986
Intangibles, net	-	426,187	2,882	-	429,069
Other assets, net	2,912	5,622	-	-	8,534

Total Assets	$3,204,812	$3,985,824	$119,659	$(3,860,738)	$3,449,557

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$27,174	$468,891	$21,903	$(14,271)	$503,697
Accrued expenses	51,183	204,173	5,941	-	261,297
Current portions of long-term debt	4,500	9,641	-	-	14,141
Total current liabilities	82,857	682,705	27,844	(14,271)	779,135

Intercompany payable, net	618,881	-	36,491	(655,372)	-
Borrowings under revolving lines of credit, net	-	-	3,205	-	3,205
Long-term debt, net	721,268	-	-	-	721,268
Deferred income taxes, net	-	168,209	996	(30,822)	138,383
Long-term obligations under equipment financing and other, net	-	25,694	66	-	25,760
Total liabilities	1,423,006	876,608	68,602	(700,465)	1,667,751

Total stockholders' equity	1,781,806	3,109,216	51,057	(3,160,273)	1,781,806

Total Liabilities and Stockholders' Equity	$3,204,812	$3,985,824	$119,659	$(3,860,738)	$3,449,557

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

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Year Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net sales	$-	$4,198,935	$177,735	$-	$4,376,670
Cost of products sold	-	3,162,896	137,835	-	3,300,731
Gross profit	-	1,036,039	39,900	-	1,075,939
Operating expense	28,496	798,328	33,019	-	859,843
Intercompany charges (income)	(4,664)	4,342	322	-	-
Income (loss) from operations	(23,832)	233,369	6,559	-	216,096
Interest expense, financing costs, and other	38,660	14,033	58	-	52,751
Intercompany interest expense (income)	(24,458)	22,927	1,531	-	-
Income (loss) before provision for income taxes	(38,034)	196,409	4,970	-	163,345
Provision for (benefit from) income taxes	(3,284)	64,399	1,366	-	62,481
Income (loss) before equity in net income of subsidiaries	(34,750)	132,010	3,604	-	100,864
Equity in net income of subsidiaries	135,614	-	-	(135,614)	-
Net income	$100,864	$132,010	$3,604	$(135,614)	$100,864

Weighted-average common stock outstanding:
Basic					60,315,648
Diluted					61,344,263

Net income per share:
Basic					$1.67
Diluted					$1.64

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Year Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net sales	$-	$3,949,313	$178,042	$(246)	$4,127,109
Cost of products sold	-	2,977,174	137,112	(246)	3,114,040
Gross profit	-	972,139	40,930	-	1,013,069
Operating expenses	59,949	715,669	32,467	-	808,085
Intercompany charges (income)	(51,942)	49,285	2,657	-	-
Income (loss) from operations	(8,007)	207,185	5,806	-	204,984
Interest expense, financing costs, and other	42,835	14,965	652	-	58,452
Intercompany interest expense (income)	(21,536)	19,928	1,608	-	-
Income (loss) before provision for income taxes	(29,306)	172,292	3,546	-	146,532
Provision for (benefit from) income taxes	(472)	55,613	1,474	-	56,615
Income (loss) before equity in net income of subsidiaries	(28,834)	116,679	2,072	-	89,917
Equity in net income of subsidiaries	118,751	-	-	(118,751)	-
Net income	$89,917	$116,679	$2,072	$(118,751)	$89,917

Weighted-average common stock outstanding:
Basic					59,424,372
Diluted					60,418,067

Net income per share:
Basic					$1.51
Diluted					$1.49

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Year Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net sales	$-	$2,331,829	$183,809	$(469)	$2,515,169
Cost of products sold	-	1,778,196	142,077	(469)	1,919,804
Gross profit	-	553,633	41,732	-	595,365
Operating expenses	44,937	399,901	33,446	-	478,284
Intercompany charges (income)	(36,085)	34,264	1,821	-	-
Income (loss) from operations	(8,852)	119,468	6,465	-	117,081
Interest expense, financing costs, and other	9,508	740	789	-	11,037
Intercompany interest expense (income)	(15,762)	14,174	1,588	-	-
Income before provision for income taxes	(2,598)	104,554	4,088	-	106,044
Provision for income taxes	(1,087)	43,765	1,089	-	43,767
Income before equity in net income of subsidiaries	(1,511)	60,789	2,999	-	62,277
Equity in net income of subsidiaries	63,788	-	-	(63,788)	-
Net income	$62,277	$60,789	$2,999	$(63,788)	$62,277

Weighted-average common stock outstanding:
Basic					49,578,130
Diluted					50,173,478

Net income per share:
Basic					$1.26
Diluted					$1.24

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Comprehensive Income

(Unaudited; In thousands)

	Year Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net income (loss)	$100,864	$132,010	$3,604	$(135,614)	$100,864
Other comprehensive income:
Foreign currency translation adjustment	3,706	-	3,706	(3,706)	3,706
Total other comprehensive income	3,706	-	3,706	(3,706)	3,706
Comprehensive income (loss)	$104,570	$132,010	$7,310	$(139,320)	$104,570

	Year Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net income	$89,917	$116,679	$2,072	$(118,751)	$89,917
Other comprehensive income:
Foreign currency translation adjustment	1,024	-	1,024	(1,024)	1,024
Total other comprehensive income	1,024	-	1,024	(1,024)	1,024
Comprehensive income	$90,941	$116,679	$3,096	$(119,775)	$90,941

	Year Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net income	$62,277	$60,789	$2,999	$(63,788)	$62,277
Other comprehensive income (loss):
Foreign currency translation adjustment	(14,003)	-	(14,003)	14,003	(14,003)
Unrealized loss due to change in fair value of derivatives, net of tax	(138)	-	-	-	(138)
Total other comprehensive income (loss)	(14,141)	-	(14,003)	14,003	(14,141)
Comprehensive income (loss)	$48,136	$60,789	$(11,004)	$(49,785)	$48,136

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Year Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net cash provided by (used in) operating activities	$(2,466)	$313,396	$4,888	$(618)	$315,200

Investing Activities
Purchases of property and equipment	(3,517)	(34,584)	(1,727)	-	(39,828)
Acquisition of businesses	(129,390)	-	-	-	(129,390)
Proceeds from the sale of assets	-	2,150	83	-	2,233
Intercompany activity	(203,163)	-	-	203,163	-
Net cash used in investing activities	(336,070)	(32,434)	(1,644)	203,163	(166,985)

Financing Activities
Borrowings under revolving lines of credit	-	2,445,084	19,044	-	2,464,128
Repayments under revolving lines of credit	-	(2,812,663)	(20,567)	-	(2,833,230)
Repayments under term loan	(4,500)	-	-	-	(4,500)
Repayments under equipment financing facilities and other	-	(10,049)	15	-	(10,034)
Payment of debt issuance costs	(1,669)	-	-	-	(1,669)
Proceeds from secondary offering of common stock	345,503	-	-	-	345,503
Payment of issuance costs from secondary offering of common stock	(14,684)	-	-	-	(14,684)
Proceeds from issuance of common stock related to equity awards	11,341	-	-	-	11,341
Taxes paid related to net share settlement of equity awards	(392)	-	-	-	(392)
Excess tax benefit from stock-based compensation	2,937	-	-	-	2,937
Intercompany activity	-	209,018	(2,279)	(206,739)	-
Net cash provided by (used in) financing activities	338,536	(168,610)	(3,787)	(206,739)	(40,600)

Effect of exchange rate changes on cash and cash equivalents	-	-	(751)	-	(751)

Net increase (decrease) in cash and cash equivalents	-	112,352	(1,294)	(4,194)	106,864
Cash and cash equivalents, beginning of period	-	37,447	2,876	(8,937)	31,386
Cash and cash equivalents, end of period	$-	$149,799	$1,582	$(13,131)	$138,250

 BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Year Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net cash provided by (used in) operating activities	$(22,799)	$143,427	$4,751	$(4,731)	$120,648

Investing Activities
Purchases of property and equipment	(3,654)	(20,008)	(2,653)	-	(26,315)
Acquisition of businesses	(1,018,188)	-	-	-	(1,018,188)
Proceeds from the sale of assets	-	1,882	-	-	1,882
Intercompany activity	475,099	-	-	(475,099)	-
Net cash used in investing activities	(546,743)	(18,126)	(2,653)	(475,099)	(1,042,621)

Financing Activities
Borrowings under revolving lines of credit	-	1,877,729	14,730	-	1,892,459
Repayments under revolving lines of credit	-	(1,520,003)	(21,529)	-	(1,541,532)
Borrowings under term loan	490,793	-	-	-	490,793
Repayments under term loan	(230,918)	-	-	-	(230,918)
Repayments under equipment financing facilities and other	(45)	(4,659)	(20)	-	(4,724)
Borrowings under Senior Notes	300,000	-	-	-	300,000
Payment of debt issuance costs	(19,402)	(8,923)	-	-	(28,325)
Proceeds from issuance of common stock	24,160	-	-	-	24,160
Taxes paid related to net share settlement of equity awards	(2)	-	-	-	(2)
Excess tax benefit from stock-based compensation	4,956	-	-	-	4,956
Intercompany activity	-	(474,814)	(285)	475,099	-
Net cash provided by (used in) financing activities	569,542	(130,670)	(7,104)	475,099	906,867

Effect of exchange rate changes on cash and cash equivalents	-	-	831	-	831

Net decrease in cash and cash equivalents	-	(5,369)	(4,175)	(4,731)	(14,275)
Cash and cash equivalents, beginning of period	-	42,816	7,051	(4,206)	45,661
Cash and cash equivalents, end of period	$-	$37,447	$2,876	$(8,937)	$31,386

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Year Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net cash provided by operating activities	$1,776	$100,760	$4,188	$2,616	$109,340

Investing Activities
Purchases of property and equipment	(397)	(18,649)	(1,756)	-	(20,802)
Acquisition of businesses	(85,301)	-	-	-	(85,301)
Proceeds from the sale of assets	-	1,389	-	-	1,389
Intercompany activity	93,503	-	-	(93,503)	-
Net cash provided by (used in) investing activities	7,805	(17,260)	(1,756)	(93,503)	(104,714)

Financing Activities
Borrowings under revolving lines of credit	552,545	-	8,089	-	560,634
Repayments under revolving lines of credit	(560,345)	-	(5,662)	-	(566,007)
Repayments under term loan	(11,250)	-	-	-	(11,250)
Repayments under equipment financing facilities and other	-	(5,553)	-	-	(5,553)
Proceeds from issuance of common stock	7,943	-	-	-	7,943
Excess tax benefit from stock-based compensation	1,526	-	-	-	1,526
Intercompany activity	-	(93,184)	(319)	93,503	-
Net cash provided by (used in) financing activities	(9,581)	(98,737)	2,108	93,503	(12,707)

Effect of exchange rate changes on cash and cash equivalents	-	-	(730)	-	(730)

Net increase (decrease) in cash and cash equivalents	-	(15,237)	3,810	2,616	(8,811)
Cash and cash equivalents, beginning of period	-	58,053	3,241	(6,822)	54,472
Cash and cash equivalents, end of period	$-	$42,816	$7,051	$(4,206)	$45,661

15. Allowance for Doubtful Accounts

The following table summarizes changes in the valuation of the allowance for doubtful accounts (in thousands):

Year Ended September 30,	Beginning Balance	Charged to Operations	Write-offs	Ending Balance
2017	$14,812	$2,914	$(5,897)	$11,829
2016	6,298	13,681	(5,167)	14,812
2015	8,510	1,619	(3,831)	6,298

16. Fair Value Measurement

As of September 30, 2017, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) as of September 30, 2017 the fair value of the Company’s $300.0 million Senior Notes was $320 million. As of September 30, 2017, the fair value of the Company’s Senior Secured Credit Facility approximated the amount outstanding. The Company estimates the fair value of its Senior Secured Credit Facility by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

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

The combined total expense for this plan and a similar plan for Canadian employees was $8.2 million, $7.3 million, and $4.6 million for the years ended September 30, 2017, 2016, and 2015, respectively. The Company also contributes to an external pension fund for certain of its employees who belong to a local union. Annual contributions were $0.1 million for each the years ended September 30, 2017, 2016, and 2015, respectively.

18. Financial Derivatives

The Company has historically used interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings. On March 28, 2013, the Company entered into an interest rate swap agreement with a notional amount of $213.8 million which expired on March 31, 2017. This agreement swapped the thirty-day LIBOR to a fixed-rate of 1.38% and had scheduled reductions of the notional amount equal to $2.8 million per quarter, effectively matching the repayment schedule under the Term Loan outstanding at that time. The Company determined this swap agreement qualified for cash flow hedge accounting under ASC 815, therefore changes in the fair value of the swap were recognized through other comprehensive income each period. As of September 30, 2015, the interest rate swap had a notional amount of $185.6 million and a fair value of $2.4 million.

On October 1, 2015, in connection with the financing terms surrounding the RSG Acquisition (see Note 3), the Company terminated the swap agreement and settled the $2.4 million unrealized loss with the counterparty. This $2.4 million unrealized loss was recognized on a straight-line basis as interest expense from the termination date through March 31, 2017, the original expiration date of the swap agreement.

19. Subsequent Events

On August 24, 2017, the Company entered into a definitive stock purchase agreement (“the Stock Purchase Agreement”) to acquire, for approximately $2.625 billion in cash (subject to working capital and certain other adjustments as set forth in the Stock Purchase Agreement) (the “Purchase Price”), all of the issued and outstanding shares of capital stock of Allied Building Products Corp. and an affiliated entity (together with its and their respective subsidiaries, “Allied”) on the terms and subject to the conditions set forth in the Stock Purchase Agreement (the “Allied Acquisition”). Allied is one of the country’s largest exterior and interior building products distributors and is headquartered in East Rutherford, New Jersey. The Allied Acquisition is expected to close on January 2, 2018, subject to the satisfaction of customary closing conditions.

On October 25, 2017, in connection with the Allied Acquisition, the Company, through a wholly owned finance subsidiary, issued $1.3 billion in aggregate principal amount of 4.875% senior notes due 2025. The funds received in connection with these notes are being held in escrow and will be used to finance the Allied Acquisition, subject to the projected January 2, 2018 closing.

In addition, in connection with the Allied Acquisition, the Company secured commitments for the following debt financing facilities:

•	a $970.0 million seven-year secured term loan “B” facility due 2025 at LIBOR + 2.25%
•	a $1.3 billion senior-secured asset-based revolving line of credit due 2023 at LIBOR + 1.50% (drawn) and 0.25% (undrawn)

Finally, to further finance the Allied Acquisition, on August 24, 2017, in connection with the execution of the Stock Purchase Agreement, the Company entered into an investment agreement (the “Investment Agreement”) with CD&R Boulder Holdings, L.P. (the “CD&R Stockholder”) for the purchase of shares of the Company’s Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”) in order to partially finance the aggregate Purchase Price. The Preferred Stock will be convertible perpetual participating preferred stock of the Company, with an initial conversion price of $41.26 per share, and accrue dividends at a rate of 6.0% per annum (payable in cash or in-kind, subject to certain conditions). Pursuant to the Investment Agreement, the Company anticipates that it will issue 400,000 shares of Preferred Stock to the CD&R Stockholder with an aggregate liquidation preference of $400 million at a purchase price of $1,000 per share, subject to the projected January 2, 2018 closing.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

1.Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were (1) designed to ensure that material information relating to Beacon Roofing Supply, Inc., including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) designed to be effective, and were effective, in that they provide reasonable assurance of achieving their objectives, including that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of September 30, 2017. In making this assessment, we used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our assessment, we believe that, as of September 30, 2017, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

Our Independent Registered Public Accounting Firm has issued a report on the Company’s internal control over financial reporting. This report appears below.

(b)	Attestation Report of the Independent Registered Public Accounting Firm

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Beacon Roofing Supply, Inc.

We have audited Beacon Roofing Supply, Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Beacon Roofing Supply, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Beacon Roofing Supply, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.

 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beacon Roofing Supply, Inc. as of September 30, 2017 and 2016 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2017 and our report dated November 21, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Tysons, Virginia
November 21, 2017

(c)	Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report:

•	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as September 30, 2017 and 2016
•	Consolidated Statements of Operations for the years ended September 30, 2017, 2016, and 2015
•	Consolidated Statements of Comprehensive Income for the years ended September 30, 2017, 2016, and 2015
•	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2017, 2016, and 2015
•	Consolidated Statements of Cash Flows for the years ended September 30, 2017, 2016, and 2015
•	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

(3)	Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated as of August 24, 2017, by and among Beacon Roofing Supply, Inc., as Buyer, Oldcastle, Inc., as Parent, and Oldcastle Distribution, Inc., as Seller.	8-K	000-50924	2.1	August 24, 2017

3.1	Second Amended and Restated Certificate of Incorporation of Beacon Roofing Supply, Inc.	10-K	000-50924	3.1	December 23, 2004

3.2	Amended and Restated By-Laws of Beacon Roofing Supply, Inc.	8-K	000-50924	3.1	September 24, 2014

4.1	Form of Specimen Common Stock Certificate of Beacon Roofing Supply, Inc.	S-1/A	333-116027	4.1	August 19, 2004

4.2	Indenture, dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee.	8-K	000-50924	4.1	October 1, 2015

4.3	Supplemental Indenture, dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc. (“Beacon”), certain direct and indirect subsidiaries of Beacon, as additional subsidiary guarantors, and U.S. Bank National Association, as trustee.	8-K	000-50924	4.2	October 1, 2015

4.4	Form of 6.375% Senior Notes due 2023 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.2).	8-K	000-50924	4.3	October 1, 2015

4.5	Indenture, dated as of October 25, 2017, between Beacon Escrow Corporation and U.S. Bank National Association, as trustee.	8-K	000-50924	4.1	October 26, 2017

4.6	Form of 4.875% Senior Notes due 2025 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.5).	8-K	000-50924	4.2	October 26, 2017

10.1	Term Loan Credit Agreement, dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc., Citibank N.A., as administrative agent, and the lenders and financial institutions party thereto.	8-K	000-50924	10.1	October 1, 2015

10.2	First Amendment, dated as of September 16, 2016, to Term Loan Credit Agreement, dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc., Citibank N.A., as administrative agent, and the lenders and financial institutions party thereto.	10-K	000-50924	10.2	November 22, 2016

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.3	Credit Agreement, dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc., Wells Fargo Bank, National Association, as administrative agent, and the US borrowers, Canadian borrower, lenders and financial institutions party thereto.	8-K	000-50924	10.2	October 1, 2015

10.4	Investment Agreement, dated as of August 24, 2017, by and among Beacon Roofing Supply, Inc., CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for purposes of Sections 4.13 and 4.14 thereof), including the form of Certificate of Designations and Registration Rights Agreement attached as Exhibits A and B thereto, respectively.	8-K	000-50924	10.1	August 24, 2017

10.5*

Amended and Restated Commitment Letter, dated September 6, 2017, by and among Wells Fargo Bank, National Association, WF Investment Holdings, LLC, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., SunTrust Bank, SunTrust Robinson Humphrey, Inc. and Beacon Roofing Supply, Inc.

10.6	Executive Securities Agreement dated as of October 20, 2003 by and between Beacon Roofing Supply, Inc., Robert Buck and Code, Hennessy & Simmons III, L.P.	S-1	333-116027	10.5	May 28, 2004

10.7+	Description of Executive Annual Incentive Plan	10-Q	000-50924	10.1	February 6, 2017

10.8+	Senior Executive Annual Incentive Plan	DEF 14A	000-50924	Appendix A	January 6, 2017

10.9+	Beacon Roofing Supply, Inc. Amended and Restated 2004 Stock Plan	DEF 14A	000-50924	Appendix A	January 7, 2011

10.10+	First Amendment dated as of October 31, 2011 to the Beacon Roofing Supply, Inc. 2004 Stock Plan	10-K	000-50924	10.1	November 29, 2011

10.11+	Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan	DEF 14A	000-50924	Appendix A	January 6, 2016

10.12+	Form of Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settle at Retirement)	10-Q	000-50924	10.1	May 5, 2017

10.13+	Form of Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settle at Vest)	10-Q	000-50924	10.2	May 5, 2017

10.14+	Form of Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan Performance-Based Restricted Stock Unit Award Agreement for Employees	10-Q	000-50924	10.3	May 5, 2017

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.15+	Form of Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan Time-Based Restricted Stock Unit Award Agreement for Employees	10-Q	000-50924	10.4	May 5, 2017

10.16+	Form of Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan Stock Option Agreement	10-Q	000-50924	10.5	May 5, 2017

10.17+	Form of Restrictive Covenant Agreement between Beacon Roofing Supply, Inc. and certain executive officers and schedule of parties to such Agreements	10-Q	000-50924	10.6	February 6, 2016

10.18	Escrow Agreement, dated as of October 25, 2017, among Beacon Escrow Corporation, U.S. Bank National Association, as secured party, and U.S. Bank National Association, as escrow agent.	8-K	000-50924	10.1	October 26, 2017

21*	Subsidiaries of Beacon Roofing Supply, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	101.INS XBRL Instance
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

ITEM 16.    10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACON ROOFING SUPPLY, INC. (REGISTRANT)

	By:	/s/ JOSEPH M. NOWICKI
Joseph M. Nowicki
Executive Vice President and Chief Financial Officer
Date: November 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ROBERT R. BUCK	Chairman	November 21, 2017
Robert R. Buck

/s/ PAUL M. ISABELLA	President and Chief Executive Officer	November 21, 2017
Paul M. Isabella

/s/ JOSEPH M. NOWICKI	Executive Vice President and Chief Financial Officer	November 21, 2017
Joseph M. Nowicki

/s/ GREGORY T. JORGENSEN	Vice President and Chief Accounting Officer	November 21, 2017
Gregory T. Jorgensen

/s/ CARL T. BERQUIST	Director	November 21, 2017
Carl T. Berquist

/s/ RICHARD W. FROST	Director	November 21, 2017
Richard W. Frost

/s/ ALAN GERSHENHORN	Director	November 21, 2017
Alan Gershenhorn

/s/ PHILIP W. KNISELY	Director	November 21, 2017
Philip W. Knisely

/s/ ROBERT M. MCLAUGHLIN	Director	November 21, 2017
Robert M. McLaughlin

/s/ NEIL S. NOVICH	Director	November 21, 2017
Neil S. Novich

/s/ STUART A. RANDLE	Director	November 21, 2017
Stuart A. Randle

/s/ DOUGLAS L. YOUNG	Director	November 21, 2017
Douglas L. Young