Form 10-Q
period 2017-12-31
BEACON ROOFING SUPPLY INC
filed 2018-02-09
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

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

As of January 31, 2018, 68,011,206 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Quarter Ended December 31, 2017

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(Unaudited; In thousands, except share and per share amounts)

	December 31,	September 30,	December 31,
	2017	2017	2016
Assets
Current assets:
Cash and cash equivalents	$63,827	$138,250	$73,271
Restricted cash	1,300,000	-	-
Accounts receivable, less allowance of $13,470, $11,829 and $16,711 as of December 31, 2017, September 30, 2017 and December 31, 2016, respectively	552,703	704,527	489,898
Inventories, net	603,793	551,924	528,709
Prepaid expenses and other current assets	218,718	209,138	209,651
Total current assets	2,739,041	1,603,839	1,301,529
Property and equipment, net	154,687	156,129	147,340
Goodwill	1,251,825	1,251,986	1,197,550
Intangibles, net	410,857	429,069	444,210
Other assets, net	8,868	8,534	1,511
Total Assets	$4,565,278	$3,449,557	$3,092,140

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$315,442	$503,697	$336,837
Accrued expenses	266,049	261,297	166,479
Current portions of long-term debt	14,239	14,141	14,610
Total current liabilities	595,730	779,135	517,926
Borrowings under revolving lines of credit, net	-	3,205	332,679
Long-term debt, net	2,000,059	721,268	722,516
Deferred income taxes, net and other	93,451	138,383	136,260
Long-term obligations under equipment financing and other, net	23,694	25,760	32,915
Total liabilities	2,712,934	1,667,751	1,742,296
Commitments and contingencies
Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 67,972,383 issued and outstanding as of December 31, 2017; 67,700,858 issued and outstanding as of September 30, 2017; 60,030,516 issued and outstanding at December 31, 2016	679	677	600
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	1,050,389	1,047,506	701,542
Retained earnings	815,782	748,186	667,752
Accumulated other comprehensive loss	(14,506)	(14,563)	(20,050)
Total stockholders' equity	1,852,344	1,781,806	1,349,844
Total Liabilities and Stockholders' Equity	$4,565,278	$3,449,557	$3,092,140

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Three Months Ended December 31,
	2017	2016
Net sales	$1,121,979	$1,002,184
Cost of products sold	852,226	751,117
Gross profit	269,753	251,067
Operating expense	220,657	204,110
Income from operations	49,096	46,957
Interest expense, financing costs, and other	22,568	13,574
Income before provision for income taxes	26,528	33,383
Provision for (benefit from) income taxes	(41,068)	12,953
Net income	$67,596	$20,430

Weighted-average common stock outstanding:
Basic	67,825,430	59,943,264
Diluted	69,244,678	60,993,080

Net income per share:
Basic	$1.00	$0.34
Diluted	$0.98	$0.33

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended December 31,
	2017	2016
Net income	$67,596	$20,430
Other comprehensive income (loss):
Foreign currency translation adjustment	57	(1,652)
Total other comprehensive income (loss)	57	(1,652)
Comprehensive income	$67,653	$18,778

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(Unaudited; In thousands)

	Three Months Ended December 31,
	2017	2016
Operating Activities
Net income	$67,596	$20,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,904	28,425
Stock-based compensation	3,459	3,816
Certain interest expense and other financing costs	707	1,418
Gain on sale of fixed assets	(319)	(312)
Deferred income taxes[1]	(44,923)	788
Changes in operating assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	151,365	136,895
Inventories	(52,024)	(48,019)
Prepaid expenses and other assets	(1,421)	(46,594)
Accounts payable and accrued expenses	(191,800)	(18,724)
Net cash provided by (used in) operating activities	(40,456)	78,123

Investing Activities
Purchases of property and equipment	(7,416)	(7,280)
Acquisition of businesses, net	-	(1,850)
Proceeds from the sale of assets	413	400
Net cash used in investing activities	(7,003)	(8,730)

Financing Activities
Borrowings under revolving lines of credit	17,402	355,057
Repayments under revolving lines of credit	(20,548)	(382,395)
Repayments under term loan	-	(1,125)
Borrowings under Senior Notes[2]	1,300,000	-
Payment of debt issuance costs	(21,917)	-
Repayments under equipment financing facilities and other	(1,968)	(2,405)
Payment of issuance costs from secondary offering of common stock	(429)	-
Proceeds from issuance of common stock related to equity awards	3,781	3,460
Taxes paid related to net share settlement of equity awards	(3,925)	(297)
Net cash provided by (used in) financing activities	1,272,396	(27,705)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	640	197

Net increase in cash, cash equivalents, and restricted cash	1,225,577	41,885
Cash, cash equivalents, and restricted cash, beginning of period	138,250	31,386
Cash, cash equivalents, and restricted cash, end of period	$1,363,827	$73,271

Supplemental cash flow information
Cash paid during the period for:
Interest	$26,781	$19,335
Income taxes, net of tax refunds	22,130	13,906

_____________

  1 Includes impact of provisional amounts recognized relating to estimated impact of Tax Cuts and Jobs Act of 2017 – see Note 12.

  2 Gross funds from issuance of 2025 Senior Notes to finance the Company’s Allied Acquisition, presented as restricted cash on the Company’s consolidated balance sheet – see Note 8.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited; In thousands, except share and per share data or otherwise indicated)

1. Company Overview

Beacon Roofing Supply, Inc. (the “Company”) was incorporated in the state of Delaware on August 22, 1997 and is the largest publicly traded distributor of residential and non-residential roofing materials and complementary building products in the United States and Canada. The Company operates its business under regional and local trade names and, as of December 31, 2017, the Company serviced customers in 48 states within the United States and 6 provinces in Canada. The Company’s material subsidiaries are Beacon Sales Acquisition, Inc., Beacon Canada, Inc. and Beacon Roofing Supply Canada Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

Beacon Roofing Supply, Inc. (the “Company”) prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. The balance sheet as of December 31, 2016 has been presented for a better understanding of the impact of seasonal fluctuations on the Company’s financial condition.

In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three-month periods ended December 31, 2017 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2018 (“fiscal year 2018” or “2018”).

The three-month periods ended December 31, 2017 and 2016 each had 61 business days.

These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the Company’s fiscal year 2017 (“2017”) Annual Report on Form 10-K for the year ended September 30, 2017.

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

Recent Accounting Pronouncements—Adopted

        In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory.” This guidance applies to inventory valued at first-in, first-out (FIFO) or average cost and requires inventory to be measured at the lower of cost and net realizable value, rather than at the lower of cost or market. This new standard is effective on a prospective basis for annual and interim reporting periods beginning after December 15, 2016. The Company adopted this guidance effective October 1, 2017 and the standard did not have a no material impact on the Company’s financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” This guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The provisions of this standard are effective for reporting periods beginning after December 15, 2016 and early adoption is permitted in any interim or annual period. The Company adopted this guidance effective October 1, 2017. As a result, the Company now records excess tax benefits (or deficiencies) as income tax benefits (or expenses) in our consolidated statements of operations rather than as additional paid-in-capital in its consolidated balance sheets. ASU 2016-09 allowed for this guidance to be applied prospectively or retrospectively.  The Company elected to apply this guidance prospectively, and recognized $2.4 million of excess tax benefits in our consolidated statement of operations for the three months ended December 31, 2017 related to equity award transactions executed in the period. To align with the prospective treatment in our consolidated statements of operations, the Company now classifies excess tax benefits (or deficiencies) along with accrued income taxes in operating activities within our consolidated statements of cash flows. The Company elected to retain its historical approach to accounting for forfeitures and statutory tax withholding requirements, therefore these specific aspects of the new guidance had no impact on its financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash.” This guidance standardizes the presentation of changes to restricted cash on the statement of cash flows by requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amount generally described as restricted cash or restricted cash equivalents. The provisions of this standard are effective for reporting periods beginning after December 15, 2017. Early adoption is permitted in any interim or annual period, and the guidance is required to be applied retrospectively. The Company adopted this guidance effective October 1, 2017. As a result, the Company included restricted cash within its consolidated statements of cash flows for the three months ended December 31, 2017 and 2016, and also included the required disclosures within the related footnotes.

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

The following table presents the basic and diluted weighted-average shares outstanding for each period presented:

	Three Months Ended December 31,
	2017	2016
Weighted-average common shares outstanding, basic	67,825,430	59,943,264
Effect of dilutive securities:
Stock options	914,724	649,644
Restricted stock units	504,524	400,172
Weighted-average common shares outstanding, diluted	69,244,678	60,993,080

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income per share because the effect was either anti-dilutive or the requisite performance conditions were not met.

	Three Months Ended December 31,
	2017	2016
Stock options	288,275	561,741
Restricted stock units	-	247,559

5. Stockholders’ Equity

The following table presents the activity included in stockholders’ equity during the three months ended December 31, 2017 (in thousands, except share amounts):

					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2017	67,700,858	$677	$1,047,506	$748,186	$(14,563)	$1,781,806
Issuance of common stock, net of shares withheld for taxes	271,525	2	(147)	-	-	(145)
Issuance costs related to secondary offering of common stock			(429)			(429)
Stock-based compensation	-	-	3,459	-	-	3,459
Other comprehensive income	-	-	-	-	57	57
Net income	-	-	-	67,596	-	67,596
Balance at December 31, 2017	67,972,383	$679	$1,050,389	$815,782	$(14,506)	$1,852,344

Common and Preferred Stock

The Company is authorized to issue 100 million shares of common stock and 5 million shares of preferred stock. As of December 31, 2017, September 30, 2017, and December 31, 2016 there were 67,972,383, 67,700,858 and 60,030,516 shares of common stock issued and outstanding, respectively, and no preferred stock outstanding as of any period end.

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

The following table summarizes the components of and changes in accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance as of September 30, 2017	$(14,563)	$(14,563)
Other comprehensive income before reclassifications	57	57
Reclassifications out of other comprehensive loss	-	-
Balance as of December 31, 2017	$(14,506)	$(14,506)

6. Stock-based Compensation

On February 9, 2016, the shareholders of the Company approved the Amended and Restated Beacon Roofing Supply, Inc. 2014 Stock Plan (the “2014 Plan”). The 2014 Plan provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights (“SARs”) for up to 5,000,000 shares of common stock to selected employees and non-employee directors. The 2014 Plan mandates that all forfeited, expired, and withheld shares, including those from the predecessor plans, be returned to the 2014 Plan and made available for issuance. As of December 31, 2017, there were 3,638,039 shares of common stock available for issuance.

Prior to the 2014 Plan, the Company maintained the amended and restated Beacon Roofing Supply, Inc. 2004 Stock Plan (the “2004 Plan”). Upon shareholder approval of the 2014 Plan, the Company ceased issuing equity awards from the 2004 Plan and mandated that all future equity awards will be issued from the 2014 Plan.

For all equity awards granted prior to October 1, 2014, in the event of a change in control of the Company, all awards are immediately vested. Beginning in fiscal 2015, equity awards contained a “double trigger” change in control mechanism. Unless an award is continued or assumed by a public company in an equitable manner, an award shall become fully vested immediately prior to a change in control (at 100% in the case of a performance-based restricted stock award). If an award is so continued or assumed, vesting will continue in accordance with the terms of the award, unless there is a qualifying termination within one-year following the change in control, in which event the award shall become fully vested immediately (at 100% in the case of a performance-based restricted stock award).

Stock Options

Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in three annual installments over the three-year period following the grant dates.

The fair values of the options granted during the three months ended December 31, 2017 were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.10%
Expected volatility	26.43%
Expected life (in years)	5.46
Dividend yield	-

The following table summarizes all stock option activity for the three months ended December 31, 2017 (in thousands, except share, per share, and time period amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of September 30, 2017	2,084,228	$28.84	6.1	$46,714
Granted	276,370	55.17
Exercised	(154,588)	24.46
Canceled/Forfeited	(7,711)	38.05
Expired	(2,274)	14.56
Balance as of December 31, 2017	2,196,025	$32.44	6.4	$68,776
Vested and expected to vest after December 31, 2017	2,168,798	$32.25	6.4	$68,339
Exercisable as of December 31, 2017	1,582,337	$27.40	5.4	$57,537

[1]

Aggregate intrinsic value as represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.

During the three months ended December 31, 2017 and 2016, the Company recorded stock-based compensation expense related to stock options of $1.1 million and $1.3 million, respectively. As of December 31, 2017, there was $8.0 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

The following table summarizes additional information on stock options for the period presented (in thousands, except per share amounts):

	Three Months Ended December 31,
	2017	2016
Weighted-average fair value of stock options granted	$15.86	$14.21
Total fair value of stock options vested	3,773	4,887
Total intrinsic value of stock options exercised	5,448	2,750

Restricted Stock Units

Restricted stock unit (“RSU”) awards granted to employees are subject to continued employment and generally vest after three years. The Company also grants certain RSU awards to management that contain an additional vesting condition tied directly to a defined performance metric for the Company. The actual number of RSUs that will vest can range from 0% to 150% of the grant, depending upon actual Company performance below or above the established target level. The Company estimates performance in relation to the target when determining the projected number of RSUs that will vest and calculating the stock-based compensation cost related to these awards.

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

The following table summarizes all restricted stock unit activity for the period presented:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at September 30, 2017	770,973	$38.95
Granted	160,510	55.17
Performance awards[1]	41,440	39.56
Released	(184,771)	31.31
Canceled/Forfeited	(7,206)	40.65
Balance at December 31, 2017	780,946	$44.11
Vested and expected to vest after December 31, 2017	748,271	$43.92

[1]	Additional restricted stock units outstanding as a result of the satisfaction of a performance vesting condition prior to the ascribed time-based vesting condition (release date).

During the three months ended December 31, 2017 and 2016, the Company recorded stock-based compensation expense related to restricted stock units of $2.4 million and $2.5 million, respectively. As of December 31, 2017, there was $18.2 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes additional information on RSUs for the period presented (in thousands):

	Three Months Ended December 31,
	2017	2016
Weighted-average fair value of RSUs granted	$55.17	$47.40
Total fair value of RSUs vested	5,786	1,002
Total intrinsic value of RSUs released	10,683	1,096

7. Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill for the Company during the three months ended December 31, 2017 and 2016, respectively (in thousands):

Balance at September 30, 2016	$1,197,565
Acquisitions	774
Translation and other adjustments	(789)
Balance at December 31, 2016	$1,197,550

Balance at September 30, 2017	$1,251,986
Acquisitions	-
Translation and other adjustments	(161)
Balance at December 31, 2017	$1,251,825

The change in the carrying amount of goodwill for the three months ended December 31, 2017 was driven by foreign currency translation adjustments.

Intangible Assets

In connection with transactions finalized during fiscal year 2017, the Company recorded intangible assets of $47.4 million ($42.7 million of customer relationships, $4.6 million of amortizable trademarks, and $0.1 million of beneficial lease arrangements). Intangible assets consisted of the following (in thousands, except time period amounts):

	December 31, 2017	September 30, 2017	December 31, 2016	Weighted- Average Remaining Life[1] (Years)
Amortizable intangible assets:
Non-compete agreements	$2,824	$2,824	$2,824	3.10
Customer relationships	609,984	610,026	567,157	17.36
Trademarks	10,500	10,500	5,900	8.17
Beneficial lease arrangements	1,060	1,060	960	8.65
Total amortizable intangible assets	624,368	624,410	576,841
Less: Accumulated amortization	(286,561)	(268,391)	(205,681)
Total amortizable intangible assets, net	$337,807	$356,019	$371,160
Indefinite lived trademarks	73,050	73,050	73,050
Total intangibles, net	$410,857	$429,069	$444,210

[1]	As of December 31, 2017

For the three month periods ended December 31, 2017 and 2016, we recorded $18.2 million and $20.1 million of amortization expense relating to the above-listed intangible assets, respectively. The intangible asset lives range from 5 to 20 years and have a weighted-average remaining life of 17.1 years as of December 31, 2017.

The following table presents the estimated annual amortization expense for these intangible assets (in thousands):

Year Ending September 30,
2018 (Jan - Sept)	$53,374
2019	58,774
2020	47,754
2021	38,234
2022	30,289
Thereafter	109,382
$337,807

8. Financing Arrangements

The following table summarizes all financing arrangements the Company has entered into (in thousands):

	December 31,	September 30,	December 31,
	2017	2017	2016
Senior Secured Credit Facility
Revolving Lines of Credit:
U.S. Revolver, expires October 1, 2020 [1]	$-	$-	$330,445
Canadian Revolver, expires October 1, 2020[2]	-	3,205	2,234
Term Loan, matures October 1, 2022[3]	433,828	433,440	435,647
Total borrowings under Senior Secured Credit Facility	433,828	436,645	768,326
Less: current portion	(4,500)	(4,500)	(4,500)
Total long-term borrowings under Senior Secured Credit Facility	$429,328	$432,145	$763,826

Senior Notes
Senior Notes, matures October 2023[4]	292,648	292,328	291,369
Senior Notes, matures November 2025[5]	1,278,083	-	-
Less: current portion	-	-	-
Total long-term borrowings under Senior Notes	$1,570,731	$292,328	$291,369

Equipment Financing Facilities and Other
Equipment financing facilities, various maturities through September 2021[6]	$14,400	$15,445	$19,188
Capital lease obligations, various maturities through November 2021[7]	19,033	19,956	23,837
Total obligations under equipment financing facilities and other	33,433	35,401	43,025
Less: current portion	(9,739)	(9,641)	(10,110)
Total long-term obligations under equipment financing facilities and other	$23,694	$25,760	$32,915

[1]	Effective rates on borrowings are 1.50% as of December 31, 2017; 2.00% as of September 30, 2017; and 3.13% as of December 31, 2016
[2]	Effective rates on borrowings are 3.70% as of December 31, 2017; 3.70% as of September 30, 2017; and 3.20% as of December 31, 2016
[3]	Interest rate of 4.06% as of December 31, 2017; 3.50% as of September 30, 2017; 3.71% as of December 31, 2016
[4]	Interest rate of 6.38% as of December 31, 2017, September 30, 2017 and December 31, 2016
[5]	Interest rate of 4.88% as of December 31, 2017
[6]	Fixed interest rates ranging from 2.33% to 3.25% as of December 31, 2017, September 30, 2017, and December 31, 2016
[7]	Fixed interest rates ranging from 2.72% to 10.39% as of December 31, 2017, September 30, 2016, and December 31, 2016

Financing - Allied Acquisition

On October 25, 2017, in connection with the financing for the Allied Acquisition (see Note 14), Beacon Escrow Corporation, a wholly owned subsidiary of the Company (the “Escrow Issuer”), completed a private offering of $1.30 billion aggregate principal amount of 4.875% Senior Notes due 2025 (the “2025 Senior Notes”) at an issue price of 100%. The 2025 Senior Notes bear interest at a rate of 4.875% per annum, payable semi-annually in arrears, beginning May 1, 2018. Management anticipates repaying the notes at the maturity date of November 1, 2025.

The net proceeds from the 2025 Senior Notes were deposited into a segregated escrow account with U.S. Bank National Association, as escrow agent (the “Escrow Agent”), subject to the satisfaction of all conditions precedent to the consummation of the Allied Acquisition and certain other conditions set forth in an escrow agreement (the “Escrow Agreement”) with the Escrow Agent.  There are conditions that must be satisfied prior to releasing these proceeds from escrow; therefore, these escrowed funds have been presented as restricted cash on the Company’s consolidated balance sheet as of December 31, 2017. The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the Company’s balance sheet to the same amounts shown in the Company’s consolidated statement of cash flows for the three months ended December 31, 2017 (in thousands):

December 31,
2017
Cash and cash equivalents	$63,827
Restricted cash	1,300,000
Total cash, cash equivalents, and restricted cash	$1,363,827

Per the terms of the Escrow Agreement, the net proceeds from the 2025 Senior Notes remained in escrow until they were used to fund a portion of the purchase price of the Allied Acquisition payable at closing on January 2, 2018.  On the same date, (i) the Escrow Issuer merged with and into the Company, and the Company assumed all obligations under the 2025 Senior Notes; and (ii) all existing domestic subsidiaries of the Company (including the entities acquired in the Allied Acquisition) became guarantors of the 2025 Senior Notes.

As of December 31, 2017, the outstanding balance on the 2025 Senior Notes, net of debt issuance fees, was $1.28 billion.

Financing - RSG Acquisition

On October 1, 2015, in connection with the RSG Acquisition, the Company entered into various financing arrangements totaling $1.45 billion. A “Senior Secured Credit Facility” was entered into that is comprised of an asset-based revolving line of credit (“ABL”) of $700.0 million ($350.0 million of which was drawn at closing) and a new $450.0 million term loan (“Term Loan”). The Company also raised an additional $300.0 million through the issuance of senior notes (the “2023 Senior Notes”).

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

The ABL has various borrowing tranches with an interest at rate of LIBOR plus a margin 125 basis points, 150 basis points or 175 basis points, based on the total outstanding balance of each tranche. The LIBOR rates can be fixed at one, three, six, or twelve month intervals and any non-fixed LIBOR amounts revert to a 4.75% base rate. As of December 31, 2017, the total balance outstanding on the ABL was immaterial, and the weighted-average interest rate was 1.50%. Unamortized debt issuance costs of $4.9 million related to the ABL are classified in “other assets, net” on the Company’s consolidated balance sheet as of December 31, 2017. The Company also has outstanding standby letters of credit related to the U.S. Revolver in the amount of $10.7 million as of December 31, 2017. The current unused commitment fees on the ABL are 0.25% per annum.

There is one financial covenant under the ABL, which is a Consolidated Fixed Charge Ratio. The Consolidated Fixed Charge Ratio is calculated by dividing consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) by Consolidated Fixed Charges (as defined in the agreement). Per the covenant, the Company’s Consolidated Fixed Charge Ratio must be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis. The covenant is only applicable when the borrowing availability is less than 10% of the maximum loan cap or $60.0 million. The ABL is guaranteed jointly, severally, fully and unconditionally by the Company’s active United States subsidiary.

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

On September 16, 2016, the Company refinanced its Term Loan, lowering the LIBOR floor by 25 basis points and lowering the spread by 25 basis points. As a result of the refinancing, the Company wrote off $1.6 million of debt issuance costs in interest expense. As of December 31, 2017, the outstanding balance on the Term Loan, net of debt issuance fees, was $433.8 million. The Term Loan is guaranteed jointly, severally, fully and unconditionally by the Company’s active United States subsidiary.

2023 Senior Notes

On October 1, 2015, the Company raised $300.0 million by issuing senior notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes have a coupon rate of 6.38% per annum and are payable semi-annually in arrears, beginning April 1, 2016. There are early payment provisions in the indenture in which the Company would be subject to “make whole” provisions. Management anticipates repaying the notes at the maturity date of October 1, 2023. As of December 31, 2017, the outstanding balance on the 2023 Senior Notes, net of debt issuance fees, was $292.6 million. The 2023 Senior Notes are guaranteed jointly, severally, fully and unconditionally by the Company’s active United States subsidiary.

Equipment Financing Facilities and Other

As of December 31, 2017, the Company had a $14.4 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 3.25% and payments due through September 2021.

As of December 31, 2017 the Company had $19.0 million of capital lease obligations outstanding. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

9. Commitments and Contingencies

Operating Leases

The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis.

For the three months ended December 31, 2017 and 2016, rent expense was $15.2 million and $14.2 million, respectively. Sublet income was immaterial for each of these periods.

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

10. Geographic Data

The following tables summarize certain geographic information for the periods presented (in thousands):

	Three Months Ended December 31,
	2017	2016
Net sales
U.S.	$1,076,262	$960,235
Canada	45,717	41,949
Total net sales	$1,121,979	$1,002,184

	December 31,	September 30,	December 31,
	2017	2017	2016
Long-lived assets
U.S.	$488,137	$507,236	$507,295
Canada	13,225	13,446	12,716
Total long-lived assets	$501,362	$520,682	$520,011

11. Fair Value Measurement

As of December 31, 2017, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

As of December 31, 2017, based upon recent trading prices (Level 2 — market approach), the fair value of the Company’s $300.0 million Senior Notes due in 2023 was $320.0 million and the fair value of the $1.30 billion Senior Notes due 2025 was $1.31 billion.

As of December 31, 2017, the fair value of the Company’s Senior Secured Credit Facility approximated the amount outstanding. The Company estimates the fair value of its Senior Secured Credit Facility by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

12. Income Taxes

On December 22, 2017, the U.S. federal government officially signed into law the Tax Cut and Jobs Act of 2017 (“TCJA”). ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. Though certain key aspects of the new law are effective January 1, 2018 and have an immediate accounting effect, other significant provisions are not effective or may not result in accounting effects for September 30 fiscal year-end companies until October 1, 2018.

Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. Per SAB 118, the measurement period is deemed to have an earlier end date when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the updated tax law are expected to be recorded at the time a reasonable estimate for all, or a portion, of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

SAB 118 states, that at each reporting period, companies must disclose the effects of the TCJA for areas where accounting is complete, disclose provisional amounts (or adjustments to provisional amounts) for the effects of the TCJA areas where accounting is not complete but a reasonable estimate has been determined, and confirm areas where a reasonable estimate of the effects cannot yet be made, and therefore taxes are reflected in accordance with law prior to the enactment of the TCJA.

As of December 31, 2017, the Company was still assessing the overall impact that the TCJA will have on its financial statements and related disclosures; however, the Company was able to make the following reasonable estimates on the impact of the corporate taxation changes from the TCJA:

•

The company has a blended federal corporate income tax rate for fiscal year 2018 of 24.5%. This transitional tax rate stems from Section 15 of the Internal Revenue Code that states if the tax rate changes in during a tax year, the tax rate for the full year is calculated using the prior and revised tax rates on a proportional basis using the number of days under each legislated rate. For 2019, the Company will have a federal corporate income tax rate of 21%.

•

The Company remeasured its deferred tax assets and liabilities based on the revised corporate tax rate (21%). As a result, the Company recognized a provisional $47.4 million decrease of its deferred tax liabilities related to this remeasurement, which also resulted in the recognition of an income tax benefit for the same amount in its consolidated statement of operations for the three months ended December 31, 2017. The Company is not a calendar year-end filer; therefore it is required to determine which deferred taxes will be realized during fiscal year 2018 at the blended federal corporate income tax rate of 24.5% and which will be realized in future years at the federal corporate income tax rate of 21%. The Company will continue to refine its deferred tax remeasurement calculation and assess the related impact, which potentially could result in additional adjustments.

•

The Company estimated the impact of the mandatory repatriation transition tax on the net accumulated earnings and profits of the Company’s foreign subsidiary, Beacon Roofing Supply Canada Company (“BRSCC”). As a result, the Company recognized a provisional expense for the one-time transition tax liability of $0.9 million in its consolidated statement of operations for the three months ended December 31, 2017. The Company has not yet finalized its calculation of the repatriation transition tax, as it continues to analyze of the amount of BRSCC earnings held in cash and other specified assets that had been previously deferred from U.S. federal taxation.

State conformity to the TCJA law changes has not been communicated by the state and local jurisdictions at this time; therefore, the Company has not made any provisional adjustments related to the potential impact in its financial statements. The Company will continue to account for items where a reasonable estimate of the impact could not be assessed as of December 31, 2017 under the guidance that was in effect immediately prior to the enactment of the TCJA, ASC 740, Accounting for Income Taxes.

13. Supplemental Guarantor Information

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

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	December 31, 2017
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries[1]	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$70,698	$2,122	$(8,993)	$63,827
Restricted cash	-	-	1,300,000	-	1,300,000
Accounts receivable, net	-	526,068	27,775	(1,140)	552,703
Inventories, net	-	581,288	22,505	-	603,793
Prepaid expenses and other current assets	17,713	194,007	6,998	-	218,718
Total current assets	17,713	1,372,061	1,359,400	(10,133)	2,739,041

Intercompany receivable, net	-	730,364	-	(730,364)	-
Investments in consolidated subsidiaries	3,239,031	-	-	(3,239,031)	-
Deferred income taxes, net	18,286	-	-	(18,286)	-
Property and equipment, net	8,271	135,925	10,491	-	154,687
Goodwill	-	1,220,813	31,012	-	1,251,825
Intangibles, net	-	408,123	2,734	-	410,857
Other assets, net	3,341	5,527	-	-	8,868

Total Assets	$3,286,642	$3,872,813	$1,403,637	$(3,997,814)	$4,565,278

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,511	$296,547	$7,517	$(10,133)	$315,442
Accrued expenses	27,467	232,131	6,451	-	266,049
Current portions of long-term debt	4,500	9,739	-	-	14,239
Total current liabilities	53,478	538,417	13,968	(10,133)	595,730

Intercompany payable, net	680,761	-	49,603	(730,364)	-
Borrowings under revolving lines of credit, net	-	-	-	-	-
Long-term debt, net	700,059	-	1,300,000	-	2,000,059
Deferred income taxes, net and other	-	111,066	671	(18,286)	93,451
Long-term obligations under equipment financing and other, net	-	23,624	70	-	23,694
Total liabilities	1,434,298	673,107	1,364,312	(758,783)	2,712,934

Total stockholders' equity	1,852,344	3,199,706	39,325	(3,239,031)	1,852,344

Total Liabilities and Stockholders' Equity	$3,286,642	$3,872,813	$1,403,637	$(3,997,814)	$4,565,278

[1]	Includes $1.30 billion in restricted cash and long term debt related to the Allied Acquisition temporarily held in Beacon Escrow Corporation – see Note 8 for further details.

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	September 30, 2017
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$149,799	$1,582	$(13,131)	$138,250
Accounts receivable, net	-	663,034	42,633	(1,140)	704,527
Inventories, net	-	527,226	24,698	-	551,924
Prepaid expenses and other current assets	4,195	198,817	6,126	-	209,138
Total current assets	4,195	1,538,876	75,039	(14,271)	1,603,839

Intercompany receivable, net	-	655,372	-	(655,372)	-
Investments in consolidated subsidiaries	3,160,273	-	-	(3,160,273)	-
Deferred income taxes, net	30,822	-	-	(30,822)	-
Property and equipment, net	6,610	138,955	10,564	-	156,129
Goodwill	-	1,220,812	31,174	-	1,251,986
Intangibles, net	-	426,187	2,882	-	429,069
Other assets, net	2,912	5,622	-	-	8,534

Total Assets	$3,204,812	$3,985,824	$119,659	$(3,860,738)	$3,449,557

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$27,174	$468,891	$21,903	$(14,271)	$503,697
Accrued expenses	51,183	204,173	5,941	-	261,297
Current portions of long-term obligations	4,500	9,641	-	-	14,141
Total current liabilities	82,857	682,705	27,844	(14,271)	779,135

Intercompany payable, net	618,881	-	36,491	(655,372)	-
Borrowings under revolving lines of credit, net	-	-	3,205	-	3,205
Long-term debt, net	721,268	-	-	-	721,268
Deferred income taxes, net	-	168,209	996	(30,822)	138,383
Long-term obligations under equipment financing and other, net	-	25,694	66	-	25,760
Total liabilities	1,423,006	876,608	68,602	(700,465)	1,667,751

Total stockholders' equity	1,781,806	3,109,216	51,057	(3,160,273)	1,781,806

Total Liabilities and Stockholders' Equity	$3,204,812	$3,985,824	$119,659	$(3,860,738)	$3,449,557

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	December 31, 2016
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$83,617	$3,606	$(13,952)	$73,271
Accounts receivable, net	-	467,093	24,162	(1,357)	489,898
Inventories, net	-	503,834	24,875	-	528,709
Prepaid expenses and other current assets	2,651	199,305	7,695	-	209,651
Total current assets	2,651	1,253,849	60,338	(15,309)	1,301,529

Intercompany receivable, net	-	900,545	-	(900,545)	-
Investments in consolidated subsidiaries	2,915,905	-	-	(2,915,905)	-
Deferred income taxes, net	58,561	-	-	(58,561)	-
Property and equipment, net	5,250	132,482	9,608	-	147,340
Goodwill	-	1,168,575	28,975	-	1,197,550
Intangibles, net	-	441,101	3,109	-	444,210
Other assets, net	1,243	268	-	-	1,511

Total Assets	$2,983,610	$3,896,820	$102,030	$(3,890,320)	$3,092,140

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$26,354	$313,647	$12,145	$(15,309)	$336,837
Accrued expenses	20,510	141,266	4,703	-	166,479
Current portions of long-term obligations	4,500	10,110	-	-	14,610
Total current liabilities	51,364	465,023	16,848	(15,309)	517,926

Intercompany payable, net	859,886	-	40,659	(900,545)	-
Borrowings under revolving lines of credit	-	330,444	2,235	-	332,679
Long-term debt, net	722,516	-	-	-	722,516
Deferred income taxes, net	-	194,555	266	(58,561)	136,260
Long-term obligations under equipment financing and other, net	-	32,869	46	-	32,915
Total liabilities	1,633,766	1,022,891	60,054	(974,415)	1,742,296

Total stockholders' equity	1,349,844	2,873,929	41,976	(2,915,905)	1,349,844

Total Liabilities and Stockholders' Equity	$2,983,610	$3,896,820	$102,030	$(3,890,320)	$3,092,140

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Three Months Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries[1]	Eliminations and Other	Consolidated
Net sales	$-	$1,076,262	$45,717	$-	$1,121,979
Cost of products sold	-	816,436	35,790	-	852,226
Gross profit	-	259,826	9,927	-	269,753
Operating expense	323	210,755	9,579	-	220,657
Intercompany charges (income)	893	(893)	-	-	-
Income (loss) from operations	(1,216)	49,964	348	-	49,096
Interest expense, financing costs, and other	10,076	825	11,667	-	22,568
Intercompany interest expense (income)	(5,708)	5,321	387	-	-
Income (loss) before provision for income taxes	(5,584)	43,818	(11,706)	-	26,528
Provision for (benefit from) income taxes	5,521	(46,672)	83	-	(41,068)
Income (loss) before equity in net income of subsidiaries	(11,105)	90,490	(11,789)	-	67,596
Equity in net income of subsidiaries	78,701	-	-	(78,701)	-
Net income (loss)	$67,596	$90,490	$(11,789)	$(78,701)	$67,596

Weighted-average common stock outstanding:
Basic					67,825,430
Diluted					69,244,678

Net income per share:
Basic					$1.00
Diluted					$0.98

[1]	Includes interest expense from $1.30 billion in long term debt related to the Allied Acquisition temporarily held in Beacon Escrow Corporation – see Note 8 for further details.

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Three Months Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$-	$960,235	$41,949	$-	$1,002,184
Cost of products sold	-	718,534	32,583	-	751,117
Gross profit	-	241,701	9,366	-	251,067
Operating expenses	8,646	187,073	8,391	-	204,110
Intercompany charges (income)	(11,953)	11,399	554	-	-
Income from operations	3,307	43,229	421	-	46,957
Interest expense, financing costs, and other	15,354	(2,545)	765	-	13,574
Intercompany interest expense (income)	(5,593)	5,593	-	-	-
Income (loss) before provision for income taxes	(6,454)	40,181	(344)	-	33,383
Provision for (benefit from) income taxes	(2,854)	15,902	(95)	-	12,953
Income (loss) before equity in net income of subsidiaries	(3,600)	24,279	(249)	-	20,430
Equity in net income of subsidiaries	24,030	-	-	(24,030)	-
Net income (loss)	$20,430	$24,279	$(249)	$(24,030)	$20,430

Weighted-average common stock outstanding:
Basic					59,943,264
Diluted					60,993,080

Net income per share:
Basic					$0.34
Diluted					$0.33

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$67,596	$90,490	$(11,789)	$(78,701)	$67,596
Other comprehensive income:
Foreign currency translation adjustment	57	-	57	(57)	57
Total other comprehensive income	57	-	57	(57)	57
Comprehensive income (loss)	$67,653	$90,490	$(11,732)	$(78,758)	$67,653

	Three Months Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$20,430	$24,279	$(249)	$(24,030)	$20,430
Other comprehensive loss:
Foreign currency translation adjustment	(1,652)	-	(1,652)	1,652	(1,652)
Total other comprehensive loss	(1,652)	-	(1,652)	1,652	(1,652)
Comprehensive income (loss)	$18,778	$24,279	$(1,901)	$(22,378)	$18,778

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Three Months Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries[1]	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(37,331)	$2,338	$(9,658)	$4,195	$(40,456)

Investing Activities
Purchases of property and equipment	(2,117)	(4,874)	(425)	-	(7,416)
Acquisition of businesses	-	-	-	-	-
Proceeds from the sale of assets	-	398	15	-	413
Intercompany activity	61,938	-	-	(61,938)	-
Net cash provided by (used in) investing activities	59,821	(4,476)	(410)	(61,938)	(7,003)

Financing Activities
Borrowings under revolving lines of credit	-	878	16,524	-	17,402
Repayments under revolving lines of credit	-	(877)	(19,671)	-	(20,548)
Repayments under term loan	-	-	-	-	-
Repayments under equipment financing facilities and other	-	(1,973)	5	-	(1,968)
Borrowings under Senior Notes	-	-	1,300,000	-	1,300,000
Payment of debt issuance costs	(21,917)	-	-	-	(21,917)
Payment of issuance costs from secondary offering of common stock	(429)	-	-	-	(429)
Proceeds from issuance of common stock related to equity awards	3,781	-	-	-	3,781
Taxes paid related to net share settlement of equity awards	(3,925)	-	-	-	(3,925)
Intercompany activity	-	(74,991)	13,110	61,881	-
Net cash provided by (used in) financing activities	(22,490)	(76,963)	1,309,968	61,881	1,272,396

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	-	-	640	-	640

Net increase (decrease) in cash, cash equivalents, and restricted cash	-	(79,101)	1,300,540	4,138	1,225,577
Cash, cash equivalents, and restricted cash, beginning of period	-	149,799	1,582	(13,131)	138,250
Cash, cash equivalents, and restricted cash, end of period	$-	$70,698	$1,302,122	$(8,993)	$1,363,827

[1]	Includes activity from $1.30 billion in long term debt related to the Allied Acquisition temporarily held in Beacon Escrow Corporation – see Note 8 for further details.

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Three Months Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(18,908)	$100,962	$1,084	$(5,015)	$78,123

Investing Activities
Purchases of property and equipment	(1,006)	(6,073)	(201)	-	(7,280)
Acquisition of businesses	(1,850)	-	-	-	(1,850)
Proceeds from the sale of assets	-	388	12	-	400
Intercompany activity	19,726	-	-	(19,726)	-
Net cash provided by (used in) investing activities	16,870	(5,685)	(189)	(19,726)	(8,730)

Financing Activities
Borrowings under revolving lines of credit	-	352,807	2,250	-	355,057
Repayments under revolving lines of credit	-	(377,896)	(4,499)	-	(382,395)
Repayments under term loan	(1,125)	-	-	-	(1,125)
Repayments under equipment financing facilities and other	-	(2,405)	-	-	(2,405)
Proceeds from issuance of common stock	3,460	-	-	-	3,460
Taxes paid related to net share settlement of equity awards	(297)	-	-	-	(297)
Intercompany activity	-	(21,613)	1,887	19,726	-
Net cash provided by (used in) financing activities	2,038	(49,107)	(362)	19,726	(27,705)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	-	-	197	-	197

Net increase (decrease) in cash, cash equivalents, and restricted cash	-	46,170	730	(5,015)	41,885
Cash, cash equivalents, and restricted cash, beginning of period	-	37,447	2,876	(8,937)	31,386
Cash, cash equivalents, and restricted cash, end of period	$-	$83,617	$3,606	$(13,952)	$73,271

14. Subsequent Events

On January 2, 2017 (the “Closing Date”), the Company completed its previously announced acquisition (the “Allied Acquisition”) of all the outstanding capital stock of Allied Building Products Corp. and an affiliated entity (together, “Allied”), pursuant to that certain Stock Purchase Agreement, dated August 24, 2017 (the “Stock Purchase Agreement”), among the Company, Oldcastle, Inc., as parent, and Oldcastle Distribution, Inc., as seller, for approximately $2.625 billion in cash, subject to a working capital and certain other adjustments as set forth in the Stock Purchase Agreement (the “Purchase Price”).

In connection with the Allied Acquisition, on the Closing Date the Company entered into (i) a new term loan agreement with Citibank, N.A., providing for a term loan B facility with an initial commitment of $970.0 million and (ii) an amended and restated credit agreement with Wells Fargo Bank, N.A., providing for a senior secured asset-based revolving credit facility with an initial commitment of $1.30 billion.  Base borrowing rates on these facilities will be at LIBOR plus 1.25% and LIBOR plus 2.25%, respectively.

In connection with the Allied Acquisition, on the Closing Date, the Company completed the sale of 400,000 shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with an aggregate liquidation preference of $400.0 million, at a purchase price of $1,000 per share, to CD&R Boulder Holdings, L.P., pursuant to that certain Investment Agreement, dated as of August 24, 2017, with CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for the purpose of limited provisions therein) (the “Convertible Preferred Stock Purchase”). The $400.0 million in proceeds from the Convertible Preferred Stock Purchase were used to finance, in part, the Purchase Price. The Preferred Stock is convertible perpetual participating preferred stock of the Company, with an initial conversion price of $41.26 per share, and will accrue dividends at a rate of 6.0% per annum (payable in cash or in-kind, subject to certain conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis included in our 2017 Annual Report on Form 10-K and our condensed consolidated financial statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2018” refer to the three month periods ended December 31, 2017 being discussed and references to “2017” refer to the three month periods ended December 31, 2016 being discussed. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

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

As of December 31, 2017, we operated 382 branches in 48 states throughout the United States and 6 provinces in Canada. We stock one of the most extensive assortments of high quality branded products in the industry, with over 50,000 SKUs available across our branch network, enabling us to deliver products to serve nearly 70,000 customers on a timely basis. For 2017, approximately 96% of our net sales came from customers located in the United States.

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

We seek opportunities to expand our business operations through both acquisitions and organic growth (opening branches, growing sales with existing customers, adding new customers and introducing new products). Our main acquisition strategy is to target market leaders that do business in geographic areas that we currently do not service or that complement our existing regional operations. Our recent success in delivering on our growth strategy is highlighted by the following:

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

In addition, we opened 4 new branches in 2017. These new branch locations have allowed us to penetrate deeper into our existing markets and establish a greater presence. Although these new greenfield locations impact our operating cost structure slightly in the near-term, we believe our greenfields are strategically located within markets that possess strong dynamics, which presents us with an opportunity to quickly establish our presence and gain local market share.

Results of Operations

Comparison of the Three Months Ended December 31, 2017 and 2016

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended December 31,
	2017	2016
	(In thousands)
Net sales	$1,121,979	$1,002,184
Cost of products sold	852,226	751,117
Gross profit	269,753	251,067
Operating expense	220,657	204,110
Income from operations	49,096	46,957
Interest expense, financing costs, and other	22,568	13,574
Income before provision for income taxes	26,528	33,383
Provision for (benefit from) income taxes	(41,068)	12,953
Net income	67,596	20,430

	Three Months Ended December 31,
	2017	2016
	% of Net Sales
Net sales	100.0%	100.0%
Cost of products sold	76.0%	74.9%
Gross profit	24.0%	25.1%
Operating expense	19.7%	20.4%
Income from operations	4.3%	4.7%
Interest expense, financing costs, and other	2.0%	1.4%
Income before provision for income taxes	2.3%	3.3%
Provision for (benefit from) income taxes	(3.7%)	1.3%
Net income	6.0%	2.0%

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

As of December 31, 2017, we had a total of 382 branches in operation. Our existing market calculations include 359 branches and exclude 23 branches because they were acquired after the start of the first quarter of fiscal year 2017. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

The following table presents a summary of our results of operations for the periods presented, broken down by existing markets and acquired markets:

	Existing Markets		Acquired Markets		Consolidated
	Three Months Ended December 31,
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
Net sales	$1,083,211	$1,000,271	$38,768	$1,913	$1,121,979	$1,002,184

Gross profit	$259,348	$250,743	$10,405	$324	$269,753	$251,067
Gross margin	23.9%	25.1%	26.8%	16.9%	24.0%	25.1%

Operating expense (1)	$210,571	$203,737	$10,086	$373	$220,657	$204,110
Operating expense as a % of net sales	19.4%	20.4%	26.0%	19.5%	19.7%	20.4%

Operating income (loss)	$48,777	$47,006	$319	$(49)	$49,096	$46,957
Operating margin	4.5%	4.7%	0.8%	(2.6%)	4.3%	4.7%

[1]

During 2018 and 2017, we recorded amortization expense related to intangible assets recorded under purchase accounting of $18.2 million ($1.7 million from acquired markets) and $20.1 million (immaterial amount from acquired markets), respectively. In addition, total operating expense for 2018 and 2017 included non-recurring charges of $23.8 million ($1.7 million from acquired markets) and $21.3 million (immaterial amount from acquired markets), respectively, for the recognition of costs related to acquisitions.

Net Sales

Consolidated net sales increased $119.8 million, or 12.0%, to $1.12 billion in 2018, up from $1.00 billion in 2017. Existing market sales increased $82.9 million, or 8.3%, over the same comparative period. We believe the increase in our 2018 existing market sales was influenced primarily by the following factors:

•	strong demand across all three primary product categories;
•	high demand in Florida and Texas following hurricanes Irma and Harvey; and
•	strong growth within complementary products, particularly in the Western U.S.;

partially offset by:

•	higher prior year net sales in certain regions related to multiple hail storm events and hurricane Matthew.

Net sales within our acquired markets were $38.8 million in 2018, an increase from 2017 due to the impact from recent acquisitions.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices in existing markets were up less than 1% in 2018 compared to 2017, driven primarily by a 4% increase in complementary pricing year-over-year, as well as a slight increase in non-residential selling prices. These increases were partially offset by a slight decrease in the average selling prices of residential products in the comparative periods.

Existing markets net sales by geographical region increased (decreased) from 2017 to 2018 as follows: Northeast 2.9%; Mid-Atlantic (1.4)%; Southeast 24.0%; Southwest (1.0)%; Midwest 8.3%; West 25.2%; and Canada 9.0%. These variations were primarily caused by short-term factors such as local market conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows:

	Three Months Ended December 31,
	2017		2016		Change
	Net Sales	%	Net Sales	%	$	%
	(Dollars in thousands)
Residential roofing products	$580,649	53.6%	$529,851	53.0%	$50,798	9.6%
Non-residential roofing products	323,765	29.9%	310,288	31.0%	13,477	4.3%
Complementary building products	178,797	16.5%	160,132	16.0%	18,665	11.7%
Total existing market sales	$1,083,211	100.0%	$1,000,271	100.0%	$82,940	8.3%

For 2018, our acquired markets recognized sales of $8.1 million, $5.2 million and $25.5 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The combination of our 2018 existing market sales of $1.08 billion plus the sales from acquired markets of $38.8 million equals our total 2018 sales of $1.12 billion. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit and gross margin for our consolidated and existing markets were as follows:

	Three Months Ended December 31,		Change[1]
	2017	2016	$	%
	(Dollars in thousands)
Gross profit - consolidated	$269,753	$251,067	$18,686	7.4%
Gross profit - existing markets	259,348	250,743	8,605	3.4%
Gross margin - consolidated	24.0%	25.1%	N/A	(1.1%)
Gross margin - existing markets	23.9%	25.1%	N/A	(1.2%)

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Our consolidated gross profit increased $18.7 million, or 7.4%, to $269.8 million in 2018. Existing market gross profit increased $8.6 million, or 3.4%, over the same comparative period and gross profit within our acquired markets was $10.4 million. Consolidated gross margins were 24.0% in 2018, a 1.1% decrease from the prior year, and existing market gross margins decreased 1.2% over the comparative periods, to 23.9%. The decrease in gross margin was primarily driven by the following factors:

•	timing of certain vendor incentives earned in fiscal year 2017 that occurred prior to the start of 2018;
•	a shift in the 2018 geographic sales mix; and
•	an average 1% to 2% increase in net product costs year-over-year that were not fully offset by price increases implemented by Beacon due to the timing of manufacturer price increases.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expense) compared to our warehouse sales, represented 13.5% and 14.1% of our net sales in 2018 and 2017, respectively. We believe variations in direct sales activity to be primarily caused by short-term factors such as local market conditions, weather conditions and storm activity. None of these variations were driven by material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expense

Operating expense for consolidated and existing markets was as follows:

	Three Months Ended December 31,		Change[1]
	2017	2016	$	%
	(Dollars in thousands)
Operating expense - consolidated	$220,657	$204,110	$16,547	8.1%
Operating expense - existing markets	210,571	203,737	6,834	3.4%
% of net sales - consolidated	19.7%	20.4%	N/A	(0.7%)
% of net sales - existing markets	19.4%	20.4%	N/A	(1.0%)

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense in our existing markets increased by $6.8 million, or 3.4% in 2018, to $210.6 million, as compared to $203.7 million in 2017, while operating expense within our acquired markets was $10.1 million in 2018. The following factors were the leading causes of the increase in operating expense in our existing markets:

•	an increase in payroll and employee benefit costs of $10.2 million due to higher sales commissions, delivery wages, and overtime payouts;

partially offset by:

•	a decrease in amortization expense of $3.6 million due to the scheduled declining run-rate of intangible asset amortization related to the RSG acquisition.

During 2018 and 2017, we recorded amortization expense related to the intangible assets recorded under purchase accounting within our existing markets of $16.5 million and $20.1 million, respectively. Our existing markets operating expense as a percentage of the related net sales in 2018 was 19.4%, compared to 20.4% in 2017.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $22.6 million in 2018, as compared to $13.6 million in 2017. The primary driver of this increase is the higher average outstanding debt balance over the comparative periods.

Income Taxes

There was an income tax benefit of $41.1 million in 2018, as compared to a $13.0 million income tax provision in 2017. The 2018 tax benefit was primarily due to the net $46.5 million beneficial impact recognized in 2018 as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (see Note 12), partially offset by a $7.7 million tax provision calculation, excluding any discrete items. The effective tax rate before discrete items decreased to 29.0% in 2018, compared to 38.8% in 2017. This decrease was primarily driven by the reduction of the federal corporate income tax rate from 35% to a blended rate of 24.5%. We expect our fiscal year 2018 effective tax rate, excluding any discrete items, will be approximately 29.0-30.0%.

Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we prepare certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), specifically:

•	Adjusted Net Income (Loss)/Adjusted EPS
•	Adjusted EBITDA

We define Adjusted Net Income (Loss) as net income that excludes non-recurring costs related to acquisitions and the amortization of intangibles, as well as the non-recurring effects of tax reform. Adjusted net income per share (“Adjusted EPS”) is calculated by dividing the Adjusted Net Income (Loss) for the period by the weighted-average diluted shares outstanding for the period.

We define Adjusted EBITDA as net income plus interest expense (net of interest income), income taxes, depreciation and amortization, stock-based compensation and non-recurring acquisition costs. EBITDA is a measure commonly used in the distribution industry.

We use these supplemental measures to evaluate performance period over period and to analyze the underlying trends in our business and to establish operational goals and forecasts that are used in allocating resources. We expect to compute our non-GAAP financial measures consistently using the same methods from quarter to quarter and year to year.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss)/Adjusted EPS for each of the periods indicated (in thousands, except per share amounts):

Adjusted Net Income (Loss)/Adjusted EPS

	Three Months Ended December 31,
	2017		2016
	Amount	Per Share	Amount	Per Share
Net income	$67,596	$0.98	$20,430	$0.33
Company adjustments
Acquisition costs[1]	25,633	0.37	13,970	0.23
Effects of tax reform[2]	(46,492)	(0.67)	-	-
Adjusted Net Income (Loss)	$46,737	$0.68	$34,400	$0.56

[1]

Acquisition costs for the three months ended December 31, 2017 include $17.8 million of non-recurring charges related to acquisitions and $18.2 million of amortization expense related to intangibles, both net of $10.4 million in tax in total. Acquisition costs for the three months ended December 31, 2016 include $2.7 million of non-recurring charges related to acquisitions and $20.1 million of amortization expense related to intangibles, both net of $8.9 million in tax in total.

[2]	Impact of the Tax Cuts and Jobs Act of 2017 – see Note 12 for further discussion.

The following table presents a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in thousands, except percentages):

Adjusted EBITDA

	Three Months Ended December 31,
	2017	2016
Net income	$67,596	$20,430
Acquisition costs[1]	5,569	1,160
Interest expense, net	23,516	13,239
Income taxes	(41,068)	12,953
Depreciation and amortization	26,904	28,425
Stock-based compensation	3,459	3,816
Adjusted EBITDA	$85,976	$80,023

Adjusted EBITDA as a % of net sales	7.7%	8.0%

[1]

Acquisition costs reflect non-recurring charges related to acquisitions (excluding the impact of tax) that are not embedded in other balances of the table. Certain portions of the total acquisition costs incurred are included in interest expense, income taxes, depreciation and amortization, and stock-based compensation.

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

Certain Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for fiscal year 2018 (ending December 31, 2017) and fiscal year 2017 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

	2018	2017
	Qtr 1	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(Dollars in thousands)
Net sales	$1,121,979	$1,002,184	$870,724	$1,213,894	$1,289,868
% of year’s sales	100.0%	22.9%	19.9%	27.7%	29.5%

Gross profit	$269,753	$251,067	$204,477	$297,754	$322,641
% of year’s gross profit	100.0%	23.3%	19.0%	27.7%	30.0%

Income (loss) from operations	$49,096	$46,957	$(3,056)	$84,871	$87,324
% of year’s income from operations	100.0%	21.7%	(1.4%)	39.3%	40.4%

Net income (loss)	$67,596	$20,430	$(9,356)	$44,659	$45,131

Net income (loss) per share - basic	$1.00	$0.34	$(0.16)	$0.74	$0.74
Net income (loss) per share - diluted	$0.98	$0.33	$(0.16)	$0.73	$0.73

Liquidity

Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration available borrowings and the seasonal nature of our business.

Our principal sources of liquidity as of December 31, 2017 were our cash and cash equivalents of $63.8 million and our available borrowings of $680.8 million under our asset based lending revolving credit facility.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended December 31,
	2017	2016
Net cash provided by (used in) operating activities	$(40,456)	$78,123
Net cash used in investing activities	(7,003)	(8,730)
Net cash provided by (used in) financing activities	1,272,396	(27,705)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	640	197
Net increase in cash, cash equivalents, and restricted cash	$1,225,577	$41,885

Operating Activities

Net cash used in operating activities was $40.5 million in 2018, compared to $78.1 million provided by operating activities in 2017. Cash from operations decreased $118.6 million, mainly due to an incremental cash outflow of $117.4 million stemming from changes to our net working capital.

Investing Activities

Net cash used in investing activities was $7.0 million in 2018, compared to $8.7 million in 2017. The $1.7 million decrease was due to $1.9 million of acquisitions in 2017, partially offset by a $0.2 million decrease in capital expenditures over the comparative periods.

Financing Activities

Net cash provided by financing activities was $1.27 billion in 2018, compared to $27.7 million used in financing activities in 2017. The increase of $1.3 billion was primarily due to the new financing agreement that we entered into in connection with the Allied Acquisition that closed on January 2, 2018 (see Note 8). Proceeds from the issuance of common stock increased by $0.3 million in 2018, to $3.8 million. This increase is due to the additional stock option exercise activity that occurred as a result of the Company’s comparatively higher stock price versus 2017.

Capital Resources

As of December 31, 2017, we had access to the following financing arrangements:

•	an asset-based revolving line of credit in the United States;
•	an asset-based revolving line of credit in Canada;
•	a term loan; and
•	two separate senior notes instruments

Financing - Allied Acquisition

On October 25, 2017, in connection with the financing for the Allied Acquisition (see Note 13), Beacon Escrow Corporation, one of our wholly owned subsidiaries (the “Escrow Issuer”), completed a private offering of $1.30 billion aggregate principal amount of 4.875% Senior Notes due 2025 (the “2025 Senior Notes”) at an issue price of 100%. The 2025 Senior Notes bear interest at a rate of 4.875% per annum, payable semi-annually in arrears, beginning May 1, 2018. Management anticipates repaying the notes at the maturity date of November 1, 2025. As of December 31, 2017, the outstanding balance on the 2025 Senior Notes, net of debt issuance fees, was $1.28 billion

Per the terms of the Escrow Agreement, the net proceeds from the 2025 Senior Notes remained in escrow until they were used to fund a portion of the purchase price of the Allied Acquisition payable at closing on January 2, 2018 (see Note 8).  On the same date, (i) the Escrow Issuer merged with and into us and we assumed all obligations under the 2025 Senior Notes; and (ii) all our existing domestic subsidiaries (including the entities acquired in the Allied Acquisition) became guarantors of the 2025 Senior Notes.

Financing - RSG Acquisition

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

We entered into a “Senior Secured Credit Facility”, comprised of an asset-based revolving line of credit (“ABL”) of $700.0 million ($350.0 million of which was drawn at closing) and a new $450.0 million term loan (“Term Loan”). We also raised an additional $300.0 million through the issuance of senior notes (the “2023 Senior Notes”).

Asset-based Line of Credit (“ABL”)

On October 1, 2015, we entered into a $700.0 million ABL with Wells Fargo Bank, N.A. and a syndicate of other lenders. This ABL consists of revolving loans in both the United States (“U.S. Revolver”) in the amount of $670.0 million and Canada (“Canada Revolver”) in the amount of $30.0 million. The ABL has a maturity date of October 1, 2020.

The ABL has various borrowing tranches with an interest rate of LIBOR plus a margin of 125 basis points, 150 basis points or 175 basis points, based on the total outstanding balance of each tranche. The LIBOR rates can be fixed at one, three, six, or twelve month intervals and any non-fixed LIBOR amounts revert to a 4.75% base rate. As of December 31, 2017, the total balance outstanding on the ABL was immaterial, and the weighted-average interest rate was 1.50%. Unamortized debt issuance costs of $4.9 million related to the ABL were classified in “other assets, net” on our consolidated balance sheet as of December 31, 2017.We also have outstanding standby letters of credit related to the U.S. Revolver in the amount of $10.7 million as of December 31, 2017. The current unused commitment fees on the ABL are 0.25% per annum.

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

On September 16, 2016, we refinanced our Term Loan and lowered the LIBOR floor by 25 basis points and lowered the spread by 25 basis points. As a result of the refinancing we wrote off $1.6 million of debt issuance costs in interest expense. As of December 31, 2017 the outstanding balance on the Term Loan, net of debt issuance fees, was $433.8 million. The Term Loan is guaranteed jointly and severally and fully and unconditionally by our active United States subsidiary.

2023 Senior Notes

We also raised $300.0 million in Senior Notes, which mature on October 1, 2023. These notes bear interest at the rate of 6.38% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2016. There are early payment provisions in the Senior Note indenture in which we would be subject to “make whole” provisions. Management anticipates repaying the notes at the maturity date of October 1, 2023. As of December 31, 2017 the outstanding balance on the Senior Notes, net of debt issuance fees, was $292.6 million. The Senior Notes are guaranteed jointly and severally and fully and unconditionally by our active United States subsidiary.

Equipment Financing Facilities and Other

As of December 31, 2017, we had $14.4 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 3.25% and payments due through September 2021.

As of December 31, 2017, we had $19.0 million of capital lease obligations outstanding. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

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

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2017 Annual Report on Form 10-K have not changed materially during the three month period ended December 31, 2017.

Item 4.	Controls and Procedures

As of December 31, 2017, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)). Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Participating Preferred Stock of Beacon Roofing Supply, Inc.	Form 8-K	000-50924	3.1	January 5, 2018

4.1	Indenture, dated as of October 25, 2017, between Beacon Escrow Corporation and U.S. Bank National Association, as trustee.	Form 8-K	000-50924	4.1	October 26, 2017

4.2	Form of 4.875% Senior Notes due 2025 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.1).	Form 8-K	000-50924	4.2	October 26, 2017

4.3	Supplemental Indenture, dated as of January 2, 2018, to the Indenture dated as of October 25, 2017, by and among Beacon Roofing Supply, Inc., certain direct and indirect subsidiaries of Beacon, as subsidiary guarantors, and U.S. Bank National Association, as trustee.	Form 8-K	000-50924	4.2	January 5, 2018

4.4	Second Supplemental Indenture, dated as of January 2, 2018, to the Indenture dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc., certain direct and indirect subsidiaries of Beacon, as additional subsidiary guarantors, and U.S. Bank National Association, as trustee.	Form 8-K	000-50924	4.3	January 5, 2018

10.1	Escrow Agreement, dated as of October 25, 2017, among Beacon Escrow Corporation, U.S. Bank National Association, as secured party, and U.S. Bank National Association, as escrow agent.	Form 8-K	000-50924	10.1	October 26, 2017

15.1	Letter regarding unaudited financial information of Ernst & Young LLP, independent auditors to Allied Building Products Corp. and related companies.	Form 8-K	000-50924	15.1	January 5, 2018

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1*	Certification pursuant to 18 U.S.C. Section 1350

101*	101.INS XBRL Instance

	101.SCH XBRL Taxonomy Extension Schema

	101.CAL XBRL Taxonomy Extension Calculation

	101.LAB XBRL Taxonomy Extension Labels

	101.PRE XBRL Taxonomy Extension Presentation

	101.DEF XBRL Taxonomy Extension Definition

+	Management contract or compensatory plan/arrangement
*	Filed herewith

Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Extensible Business Reporting Language (XBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q: (i) the Consolidated Balance Sheets as of December 31, 2017; September 30, 2017; and December 31, 2016, (ii) the Consolidated Statements of Operations for the three months ended December 31, 2017 and December 31, 2016, (iii) the Consolidated Statements of Comprehensive Income for the three  months ended December 31, 2017 and December 31, 2016, (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and December 31, 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: February 9, 2018	BY:	/s/ JOSEPH M. NOWICKI
Joseph M. Nowicki
Executive Vice President & Chief Financial Officer