Form 10-Q
period 2018-03-31
BEACON ROOFING SUPPLY INC
filed 2018-05-09
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of April 30, 2018, 68,086,674 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Quarter Ended March 31, 2018

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(Unaudited; In thousands, except share and per share amounts)

	March 31,	September 30,	March 31,
	2018	2017	2017
Assets
Current assets:
Cash and cash equivalents	$16,000	$138,250	$10,012
Accounts receivable, less allowance of $16,493, $11,829 and $17,140 as of March 31, 2018, September 30, 2017 and March 31, 2017, respectively	832,823	704,527	506,386
Inventories, net	1,005,577	551,924	580,889
Prepaid expenses and other current assets	240,315	209,138	217,389
Total current assets	2,094,715	1,603,839	1,314,676
Property and equipment, net	294,222	156,129	156,380
Goodwill	2,381,620	1,251,986	1,228,059
Intangibles, net	1,410,302	429,069	439,507
Other assets, net	1,511	8,534	1,511
Total Assets	$6,182,370	$3,449,557	$3,140,133

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$593,559	$503,697	$486,328
Accrued expenses	348,050	261,297	131,264
Current portions of long-term debt	19,597	14,141	14,014
Total current liabilities	961,206	779,135	631,606
Borrowings under revolving lines of credit, net	424,528	3,205	269,124
Long-term debt, net	2,493,889	721,268	722,101
Deferred income taxes, net	91,101	138,383	137,495
Long-term obligations under equipment financing and other, net	18,313	23,213	28,267
Other long-term liabilities	10,617	2,547	2,372
Total liabilities	3,999,654	1,667,751	1,790,965

Commitments and contingencies (Note 9)

Convertible preferred stock; $0.01 par value; 400,000 shares authorized, issued and outstanding as of March 31, 2018; none authorized, issued and outstanding as of September 30, 2017 or March 31, 2017	$399,195	$-	$-

Stockholders' equity:
Common stock (voting); $0.01 par value; 100,000,000 shares authorized; 68,043,284 issued and outstanding as of March 31, 2018; 67,700,858 issued and outstanding as of September 30, 2017; 60,255,320 issued and outstanding at March 31, 2017	680	677	602
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	1,056,248	1,047,506	709,278
Retained earnings	743,127	748,186	658,396
Accumulated other comprehensive loss	(16,534)	(14,563)	(19,108)
Total stockholders' equity	1,783,521	1,781,806	1,349,168
Total Liabilities and Stockholders' Equity	$6,182,370	$3,449,557	$3,140,133

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net sales	$1,425,625	$870,724	$2,547,604	$1,872,908
Cost of products sold	1,087,248	666,247	1,939,474	1,417,364
Gross profit	338,377	204,477	608,130	455,544
Operating expense	395,775	207,533	616,432	411,643
Income (loss) from operations	(57,398)	(3,056)	(8,302)	43,901
Interest expense, financing costs, and other	39,570	12,268	62,138	25,842
Income (loss) before provision for income taxes	(96,968)	(15,324)	(70,440)	18,059
Provision for (benefit from) income taxes	(30,313)	(5,968)	(71,381)	6,985
Net income (loss)	$(66,655)	$(9,356)	$941	$11,074
Dividends on preferred shares, declared	6,000	-	6,000	-
Net income (loss) attributable to common shareholders	$(72,655)	$(9,356)	$(5,059)	$11,074

Weighted-average common stock outstanding:
Basic	68,019,300	60,141,580	67,922,276	60,041,332
Diluted	68,019,300	60,141,580	67,922,276	61,069,938

Net income (loss) per share:
Basic	$(1.07)	$(0.16)	$(0.07)	$0.18
Diluted	$(1.07)	$(0.16)	$(0.07)	$0.18

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net income (loss)	$(66,655)	$(9,356)	$941	$11,074
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,028)	813	(1,971)	(839)
Total other comprehensive income (loss)	(2,028)	813	(1,971)	(839)
Comprehensive income (loss)	$(68,683)	$(8,543)	$(1,030)	$10,235

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(Unaudited; In thousands)

	Six Months Ended March 31,
	2018	2017
Operating Activities
Net income (loss)	$941	$11,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,092	56,955
Stock-based compensation	7,835	7,574
Certain interest expense and other financing costs	3,987	2,703
Loss on debt extinguishment	1,725	-
Gain on sale of fixed assets	(319)	(420)
Deferred income taxes[1]	(47,260)	2,020
Other, net	-	131
Changes in operating assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	186,170	123,590
Inventories	(131,789)	(92,072)
Prepaid expenses and other assets	67,425	(53,062)
Accounts payable and accrued expenses	(130,695)	91,950
Other liabilities	854	87
Net cash provided by (used in) operating activities	39,966	150,530

Investing Activities
Purchases of property and equipment	(24,833)	(24,231)
Acquisition of businesses, net	(2,726,561)	(58,359)
Proceeds from the sale of assets	413	1,285
Net cash provided by (used in) investing activities	(2,750,981)	(81,305)

Financing Activities
Borrowings under revolving lines of credit	1,530,667	857,099
Repayments under revolving lines of credit	(1,097,463)	(948,470)
Borrowings under term loan	970,000	-
Repayments under term loan	(441,000)	(1,125)
Borrowings under senior notes	1,300,000	-
Payment of debt issuance costs	(67,723)	-
Repayments under equipment financing facilities and other	(5,643)	(5,365)
Proceeds from issuance of convertible preferred stock	400,000	-
Payment of stock issuance costs	(1,279)	-
Payment of dividends on preferred stock	(978)	-
Proceeds from issuance of common stock related to equity awards	5,317	7,840
Taxes paid related to net share settlement of equity awards	(3,933)	(697)
Net cash provided by (used in) financing activities	2,587,965	(90,718)

Effect of exchange rate changes on cash and cash equivalents	800	119

Net increase (decrease) in cash and cash equivalents	(122,250)	(21,374)
Cash and cash equivalents, beginning of period	138,250	31,386
Cash and cash equivalents, end of period	$16,000	$10,012

Supplemental cash flow information
Cash paid during the period for:
Interest	$28,659	$29,592
Income taxes, net of tax refunds	33,037	36,151

Supplemental disclosure of non-cash financing activity
Preferred stock dividends, accrued and unpaid	5,022	-

_____________________

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

On January 2, 2018, the Company finalized its acquisition of Allied Building Products Corp., a New Jersey corporation, and an affiliated entity (together “Allied”) for $2.625 billion, subject to certain working capital and other adjustments (see Note 3). Allied engages in the distribution of roofing materials, drywall, ceiling tile, and related accessories in the United States and was a wholly-owned subsidiary of Oldcastle Distribution, Inc.

The Company operates its business under regional and local trade names and, as of March 31, 2018, the Company serviced customers in all 50 states within the United States and 6 provinces in Canada. The Company’s material subsidiaries are Beacon Sales Acquisition, Inc., Allied Building Products, LLC and Beacon Roofing Supply Canada Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

Beacon Roofing Supply, Inc. (the “Company”) prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. Certain prior period amounts have been reclassified to conform to current period presentation. The balance sheet as of March 31, 2017 has been presented for a better understanding of the impact of seasonal fluctuations on the Company’s financial condition.

In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and six months ended March 31, 2018 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2018 (“fiscal year 2018” or “2018”).

The three-month periods ended March 31, 2018 and 2017 each had 64 business days and the six-month periods ended March 31, 2018 and 2017 each had 125 business days, respectively.

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

Recent Accounting Pronouncements—Adopted

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” This guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The provisions of this standard are effective for reporting periods beginning after December 15, 2016 and early adoption is permitted in any interim or annual period. The Company adopted this guidance effective October 1, 2017. As a result, the Company now records excess tax benefits (or deficiencies) as income tax benefits (or expenses) in our consolidated statements of operations rather than as additional paid-in-capital in its consolidated balance sheets. ASU 2016-09 allowed for this guidance to be applied prospectively or retrospectively.  The Company elected to apply this guidance prospectively, and recognized $0.4 million and $2.9 million of excess tax benefits in our consolidated statement of operations related to equity award transactions executed in the period for the three and six months ended March 31, 2018. To align with the prospective treatment in our consolidated statements of operations, the Company now classifies excess tax benefits (or deficiencies) along with accrued income taxes in operating activities within our consolidated statements of cash flows. The Company elected to retain its historical approach to accounting for forfeitures and statutory tax withholding requirements, therefore these specific aspects of the new guidance had no impact on its financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash.” This guidance standardizes the presentation of changes to restricted cash on the statement of cash flows by requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amount generally described as restricted cash or restricted cash equivalents. The provisions of this standard are effective for reporting periods beginning after December 15, 2017. Early adoption is permitted in any interim or annual period, and the guidance is required to be applied retrospectively. The Company adopted this guidance effective October 1, 2017 and the standard did not have a material impact on the Company’s financial statement and related disclosures.

Recent Accounting Pronouncements—Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective for public business entities for annual and interim reporting periods beginning after December 15, 2017, and early adoption is permitted for annual reporting periods beginning after December 15, 2016. The standard permits the use of either the full retrospective or modified retrospective adoption methods. The Company is continuing to perform a detailed evaluation, using a five-step model specified in the guidance, to assess the impacts of the new standard on our legacy and newly acquired businesses, and expects to apply the guidance using the modified retrospective method. Based on the Company’s knowledge of its revenue transactions, the Company does not expect the adoption of this new guidance to have a material impact on its financial statements, but does expect that it will result in additional revenue recognition disclosures.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income.” This guidance is intended to address the accounting treatment for the tax effects on items within accumulated other comprehensive income as a result of the adoption of the Tax Cuts and Jobs Act of 2017 (see Note 12). This new standard is effective for annual and interim reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company does not expect the adoption of this new guidance to have a material impact on its financial statements and related disclosures.

3. Acquisitions

Allied Building Products Corp.

On January 2, 2017 (the “Closing Date”), the Company completed its previously announced acquisition (the “Allied Acquisition”) of all the outstanding capital stock of Allied Building Products Corp. and an affiliated entity (together, “Allied”), pursuant to that certain Stock Purchase Agreement, dated August 24, 2017 (the “Stock Purchase Agreement”), among the Company, Oldcastle, Inc., as parent, and Oldcastle Distribution, Inc., as seller, for approximately $2.625 billion in cash, subject to a working capital and certain other adjustments as set forth in the Stock Purchase Agreement (the “Purchase Price”). As of March 31, 2018, the Company estimated a working capital adjustment of $120.9 million.

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

In connection with the Allied Acquisition, on the Closing Date, the Company completed the sale of 400,000 shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with an aggregate liquidation preference of $400.0 million, at a purchase price of $1,000 per share, to CD&R Boulder Holdings, L.P., pursuant to that certain Investment Agreement, dated as of August 24, 2017, with CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for the purpose of limited provisions therein) (the “Convertible Preferred Stock Purchase”). The $400.0 million in proceeds from the Convertible Preferred Stock Purchase were used to finance, in part, the Purchase Price. The Preferred Stock is convertible perpetual participating preferred stock of the Company, and conversion of the Preferred Stock into $0.01 par value shares of the Company’s common stock will be at a conversion price of $41.26 per share. The Preferred Stock accrues dividends at a rate of 6.0% per annum (payable in cash or in-kind, subject to certain conditions). The Preferred Stock is not mandatorily redeemable; therefore it is classified on the Company’s consolidated balance sheets as mezzanine equity and recognized at $399.2 million (the $400.0 million proceeds received on the Closing Date, net of $0.8 million of issuance costs).

Allied’s results of operations have been included with Company’s consolidated results beginning January 2, 2018. Allied distributed products in 208 locations across 31 states as of the date of the close.

The Allied Acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805 Business Combinations. The acquisition price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies from the Allied assembled workforce operating the branches as part of a larger network and the value stemming from the addition of both new customers and an established new line of business (interiors). The Company has recorded purchase accounting entries on a preliminary basis for the Allied Acquisition, detailed as follows (in thousands):

Cash	$19,322
Accounts receivable	315,485
Inventory	322,705
Prepaid and other current assets	59,279
Property, plant, and equipment	139,528
Goodwill	1,130,635
Intangible assets	1,037,000
Current liabilities	(271,252)
Non-current liabilities	(6,820)
Total purchase price	$2,745,882

The purchase accounting entries above assume the Company will make a Section 338(h)(10) election under the current U.S. tax code. As of March 31, 2018 the Company had not made this election, but expects to do so in in the fourth quarter of fiscal year 2018. Upon making the Section 338(h)(10) election, the Company will then determine the amount of Allied goodwill that will become tax deductible. All of the Company’s goodwill plus the indefinite-lived trade name are tested for impairment annually, and all acquired goodwill and intangible assets are subject to review for impairment should future indicators of impairment develop. There were no material contingencies assumed as part of the Allied acquisition.

Net sales from the Allied Acquisition included in the Company’s statements of operations for the three and six months ended March 31, 2018 were $534.1 million. Net income (loss) from the Allied Acquisition included in the Company’s statements of operations for the three and six months ended March 31, 2018 was a loss of $13.0 million.

The following table represents the unaudited pro forma consolidated net sales and net income (loss) for the Company for the periods indicated (in thousands):

	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017
	(unaudited)
Net sales	$3,213,253	$3,029,811
Net income (loss)	(37,153)	(33,094)

The above pro forma results have been calculated by combining the historical results of the Company and Allied as if the Allied Acquisition had occurred on the first day of the fiscal year (October 1) for each of the periods presented. The income tax provision used to calculate net income (loss) for the respective periods presented has been adjusted to reflect the effective tax rate for the annual periods as if it had been based on the resulting, combined results. The pro forma results include estimates for intangible asset amortization, depreciation, interest expense and debt issuance costs and are subject to change once final asset values have been determined. No other material pro forma adjustments were deemed necessary to conform to the Company’s accounting policies or for any other situation. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the first day of the fiscal years presented or that may be achieved in the future.

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

For those acquisitions where the acquisition accounting entries have yet to be finalized, the Company’s allocation of the purchase price is subject to change on receipt of additional information, including, but not limited to, the finalization of asset valuations (intangible and fixed) and income tax accounting as well as the Company’s continued review of the assumed liabilities that may result in the recognition of changes to the carrying amounts on the Allied opening balance sheet and a related adjustment to goodwill.

4. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss), less dividends on preferred shares, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by utilizing the most dilutive result from the following two methods:

•

Two-class method: This method assumes no conversion of the Preferred Stock. It is calculated by dividing net income (loss), less dividends on preferred shares, by the weighted-average number of common shares outstanding when including the dilutive effect common share equivalents then outstanding using the treasury stock method.

•

If-converted method: This method assumes full conversion of the Preferred Stock as of the first day of the period. It is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding when including the dilutive effect of the Preferred Stock and the common share equivalents then outstanding using the treasury stock method.

In both of the aforementioned methods, common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and vesting of restricted stock unit awards.

The following table presents the components and calculations of basic and diluted net income (loss) per share for each period presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net income (loss)	$(66,655)	$(9,356)	$941	$11,074
Less: Dividends on preferred shares, declared	6,000	-	6,000	-
Net income (loss) attributable to common shareholders	$(72,655)	$(9,356)	$(5,059)	$11,074

Weighted-average common shares outstanding, basic	68,019,300	60,141,580	67,922,276	60,041,332
Effect of common share equivalents	-	-	-	1,028,606
Effect of Preferred Stock conversion	-	-	-	-
Weighted-average common shares outstanding, diluted	68,019,300	60,141,580	67,922,276	61,069,938

Net income (loss) per share - basic	$(1.07)	$(0.16)	$(0.07)	$0.18
Net income (loss) per share - diluted	$(1.07)	$(0.16)	$(0.07)	$0.18

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income per share because the effect was either anti-dilutive or the requisite performance conditions were not met:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Stock options	275,209	270,428	281,742	416,085
Restricted stock units	90,024	-	45,012	123,780

5. Stockholders’ Equity

The following table presents the activity included in stockholders’ equity during the six months ended March 31, 2018 (in thousands, except share amounts):

					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2017	67,700,858	$677	$1,047,506	$748,186	$(14,563)	$1,781,806
Issuance of common stock, net of shares withheld for taxes	342,426	3	1,381	-	-	1,384
Issuance costs related to secondary offering of common stock	-	-	(474)	-	-	(474)
Stock-based compensation	-	-	7,835	-	-	7,835
Other comprehensive income (loss)	-	-	-	-	(1,971)	(1,971)
Net income (loss)	-	-	-	941	-	941
Dividends on preferred shares, declared	-	-	-	(6,000)	-	(6,000)
Balance at March 31, 2018	68,043,284	$680	$1,056,248	$743,127	$(16,534)	$1,783,521

Common Stock

The Company is authorized to issue 100 million shares of common stock. As of March 31, 2018, September 30, 2017, and March 31, 2017 there were 68,043,284, 67,700,858 and 60,255,320 shares of common stock issued and outstanding, respectively.

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

The following table summarizes the components of and changes in accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance as of September 30, 2017	$(14,563)	$(14,563)
Other comprehensive income before reclassifications	(1,971)	(1,971)
Reclassifications out of other comprehensive loss	-	-
Balance as of March 31, 2018	$(16,534)	$(16,534)

6. Stock-based Compensation

On February 9, 2016, the shareholders of the Company approved the Amended and Restated Beacon Roofing Supply, Inc. 2014 Stock Plan (the “2014 Plan”). The 2014 Plan provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights (“SARs”) for up to 5,000,000 shares of common stock to selected employees and non-employee directors. The 2014 Plan mandates that all forfeited, expired, and withheld shares, including those from the predecessor plans, be returned to the 2014 Plan and made available for issuance. As of March 31, 2018, there were 3,723,984 shares of common stock available for issuance.

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

The fair values of the options granted during the six months ended March 31, 2018 were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.10%
Expected volatility	26.43%
Expected life (in years)	5.46
Dividend yield	-

The following table summarizes all stock option activity for the six months ended March 31, 2018 (in thousands, except share, per share, and time period amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of September 30, 2017	2,084,228	$28.84	6.1	$46,714
Granted	276,370	55.17
Exercised	(217,397)	24.46
Canceled/Forfeited	(47,842)	41.82
Expired	(1,991)	15.28
Balance as of March 31, 2018	2,093,368	$32.48	6.2	$43,646
Vested and expected to vest after March 31, 2018	2,071,674	$32.32	6.1	$43,510
Exercisable as of March 31, 2018	1,512,437	$27.48	5.2	$38,704

________________________________

[1]

Aggregate intrinsic value as represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.

During the three months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense related to stock options of $0.8 million and $1.3 million, respectively. During the six months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense related to stock options of $1.9 million and $2.6 million, respectively. As of March 31, 2018, there was $6.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes additional information on stock options for the periods presented (in thousands, except per share amounts):

	Six Months Ended March 31,
	2018	2017
Weighted-average fair value of stock options granted	$15.86	$14.21
Total fair value of stock options vested	3,832	4,977
Total intrinsic value of stock options exercised	7,700	7,906

Restricted Stock Units

Restricted stock unit (“RSU”) awards granted to employees are subject to continued employment and generally vest on the third anniversary of the grant date. The Company also grants certain RSU awards to management that contain one or more additional vesting conditions tied directly to a defined performance metric for the Company. The actual number of RSUs that will vest can range from 0% to 200% of the original grant amount, depending upon actual Company performance below or above the established performance metric targets. The Company estimates performance in relation to the defined targets when determining the projected number of RSUs that are expected to vest and calculating the related stock-based compensation expense.

RSUs granted to non-employee directors are subject to continued service and vest on the first anniversary of the grant date (except under certain conditions). Generally, the common shares underlying the RSUs are not eligible for distribution until the non-employee director’s service on the Board has terminated, and for non-employee director RSU grants made prior to fiscal year 2014, the share distribution date is six months after the director’s termination of service on the board. Beginning in fiscal year 2016, the Company enacted a policy that allows any non-employee directors who hold common stock and have outstanding vested equity awards with a total fair value that is greater than or equal to five times the annual Board cash retainer to elect to have any future RSU grants settle simultaneously with vesting.

The following table summarizes all restricted stock unit activity for the six months ended March 31, 2018:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at September 30, 2017	770,973	$38.95
Granted	370,190	57.40
Performance awards[1]	41,440	39.56
Released	(189,154)	31.63
Canceled/Forfeited	(35,974)	47.65
Balance at March 31, 2018	957,475	$47.23
Vested and expected to vest after March 31, 2018	936,924	$47.10

_________________________________

[1]	Additional restricted stock units outstanding as a result of the satisfaction of a performance vesting condition prior to the ascribed time-based vesting condition (release date).

During the three months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense related to restricted stock units of $3.5 million and $2.5 million, respectively. During the six months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense related to restricted stock units of $5.9 million and $5.0 million, respectively. As of March 31, 2018, there was $26.2 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes additional information on RSUs for the periods presented (in thousands, except per share amounts):

	Six Months Ended March 31,
	2018	2017
Weighted-average fair value of RSUs granted	$57.40	$47.27
Total fair value of RSUs vested	6,523	2,736
Total intrinsic value of RSUs released	10,924	3,074

7. Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill during the six months ended March 31, 2018 and 2017, respectively (in thousands):

Balance at September 30, 2016	$1,197,565
Acquisitions	31,005
Translation and other adjustments	(511)
Balance at March 31, 2017	$1,228,059

Balance at September 30, 2017	$1,251,986
Acquisitions	1,130,635
Translation and other adjustments	(1,001)
Balance at March 31, 2018	$2,381,620

The change in the carrying amount of goodwill for the six months ended March 31, 2018 and 2017 is primarily attributable to the Company’s acquisitions finalized during the respective periods presented (see Note 3).

Intangible Assets

In connection with transactions finalized during the six months ended March 31, 2018 and fiscal year 2017, the Company recorded intangible assets of $1.04 billion ($910.0 million of customer relationships, $6.6 million of beneficial lease arrangements, and $120.0 million of indefinite-lived trademarks). In connection with transactions finalized during fiscal year 2017, the Company recorded intangible assets of $47.4 million ($42.7 million of customer relationships, $4.6 million of amortizable trademarks, and $0.1 million of beneficial lease arrangements).

The following table summarizes intangible assets by category (in thousands, except time period amounts):

	March 31, 2018	September 30, 2017	March 31, 2017	Weighted- Average Remaining Life[1] (Years)
Amortizable intangible assets:
Non-compete agreements	$2,824	$2,824	$2,824	2.91
Customer relationships	1,519,766	610,026	582,028	19.08
Trademarks	10,500	10,500	6,670	7.97
Beneficial lease arrangements	7,644	1,060	960	4.96
Total amortizable intangible assets	1,540,734	624,410	592,482
Less: Accumulated amortization	(323,482)	(268,391)	(226,025)
Total amortizable intangible assets, net	$1,217,252	$356,019	$366,457
Indefinite lived trademarks	193,050	73,050	73,050
Total intangibles, net	$1,410,302	$429,069	$439,507

_________________________________

[1]	As of March 31, 2018

For the three months ended March 31, 2018 and 2017, we recorded $37.1 million and $20.3 million of amortization expense relating to the above-listed intangible assets, respectively. For the six months ended March 31, 2018 and 2017, we recorded $55.3 million and $40.4 million of amortization expense relating to the above-listed intangible assets, respectively. The intangible asset lives range from 5 to 20 years and have a weighted-average remaining life of 18.9 years as of March 31, 2018.

The following table summarizes the estimated future amortization expense for intangible assets (in thousands):

Year Ending September 30,
2018 (Apr - Sept)	$74,619
2019	188,832
2020	181,762
2021	152,665
2022	125,020
Thereafter	494,354
$1,217,252

8. Financing Arrangements

The following table summarizes all financing arrangements from the respective periods presented (in thousands):

	March 31,	September 30,	March 31,
	2018	2017	2017
Revolving Lines of Credit:
2020 ABL
U.S. Revolver, expires October 1, 2020 [1]	$-	$-	$269,124
Canada Revolver, expires October 1, 2020[2]	-	3,205	-
2023 ABL
U.S. Revolver, expires January 2, 2023[3]	424,528	-	-
Canada Revolver, expires January 2, 2023	-	-	-
Less: current portion	-	-	-
Borrowings under revolving lines of credit, net	$424,528	$3,205	$269,124

Term Loans:
Term Loan, matures October 1, 2022[4]	$-	$433,440	$434,912
Term Loan, matures January 2, 2025[5]	931,909	-	-
Less: current portion	(9,700)	(4,500)	(4,500)
Total long-term borrowings under term loans	$922,209	$428,940	$430,412

Senior Notes:
Senior Notes, mature October 2023[6]	292,967	292,328	291,689
Senior Notes, mature November 2025[7]	1,278,713	-	-
Less: current portion	-	-	-
Total long-term borrowings under Senior Notes	$1,571,680	$292,328	$291,689

Long-term debt, net	$2,493,889	$721,268	$722,101

Equipment Financing Facilities and Other:
Equipment financing facilities, various maturities through September 2021[8]	$13,347	$12,898	$15,577
Capital lease obligations, various maturities through November 2021[9]	14,863	19,956	22,204
Total obligations under equipment financing facilities and other	28,210	32,854	37,781
Less: current portion	(9,897)	(9,641)	(9,514)
Long-term obligations under equipment financing and other, net	$18,313	$23,213	$28,267

________________________________

[1]	Extinguished on January 2, 2018 ; Effective rate on borrowings of 2.97% as of March 31, 2017
[2]	Extinguished on January 2, 2018; Effective rate on borrowings of 3.70% as of September 30, 2017

3   Effective rate on borrowings of 3.41% as of March 31, 2018

[4]	Extinguished on January 2, 2018; Interest rate of 3.50% as of September 30, 2017 and March 31, 2017

5   Interest rate of 3.94% as of March 31, 2018

[6]	Interest rate of 6.38% as of March 31, 2018, September 30, 2017 and March 31, 2017
[7]	Interest rate of 4.88% as of March 31, 2018
[8]	Fixed interest rates ranging from 2.33% to 3.25% as of March 31, 2018, September 30, 2017, and March 31, 2017

9   Fixed interest rates ranging from 2.72% to 10.39% as of March 31, 2018 , September 30, 2017, and March 31, 2017

Financing - Allied Acquisition

In connection with the Allied Acquisition, the Company entered into various financing arrangements totaling $3.57 billion, including an asset-based revolving line of credit of $1.30 billion (“2023 ABL”), $525.0 million of which was drawn at closing, and a $970.0 million term loan (“2025 Term Loan”). The Company also raised an additional $1.30 billion through the issuance of senior notes (the “2025 Senior Notes”).

The proceeds from these financing arrangements were used to finance the Allied Acquisition, to refinance or otherwise extinguish all third-party indebtedness, to pay fees and expenses associated with the acquisition, and to provide working capital and funds for other general corporate purposes. The Company capitalized new debt issuance costs totaling approximately $67.7 million related to the 2023 ABL, the 2025 Term Loan and the 2025 Senior Notes.

Since the financing arrangements entered into in connection with the Allied Acquisition had certain lenders who also participated in previous financing arrangements entered into by the Company, portions of the transactions were accounted for as either a debt modification or a debt extinguishment. In accordance with the accounting for debt modification, the Company expensed $2.0 million of debt issuance costs related to the Allied financing arrangements and recognized a loss on debt extinguishment of $1.7 million.  The remainder of the debt issuance costs will be amortized over the term of the Allied financing arrangements.

2023 ABL

On January 2, 2018, the Company entered into a $1.30 billion asset-based revolving line of credit with Wells Fargo Bank, N.A. and a syndicate of other lenders. The 2023 ABL consists of revolving loans in both the United States (“2023 U.S. Revolver”) in the amount of $1.20 billion and Canada (“2023 Canada Revolver”) in the amount of $100.0 million. The 2023 ABL has a maturity date of January 2, 2023. The 2023 ABL has various borrowing tranches with an interest rate based on a LIBOR rate (with a floor) plus a fixed spread. The current unused commitment fees on the 2023 ABL are 0.25% per annum.

There is one financial covenant under the 2023 ABL, which is a Consolidated Fixed Charge Ratio. The Consolidated Fixed Charge Ratio is calculated by dividing consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) by Consolidated Fixed Charges (both as defined in the agreement). Per the covenant, the Company’s Consolidated Fixed Charge Ratio has to be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis.

The 2023 ABL is secured by a first priority lien over substantially all of the Company’s and each guarantor’s accounts, chattel paper, deposit accounts, books, records and inventory (as well as intangibles related thereto), subject to certain customary exceptions (the “ABL Priority Collateral”), and a second priority lien over substantially all of the Company’s and each guarantor’s other assets, including all of the equity interests of any subsidiary held by the Company or any guarantor, subject to certain customary exceptions (the “Term Priority Collateral”). The 2023 ABL is guaranteed jointly, severally, fully and unconditionally by the Company’s active United States subsidiaries.

As of March 31, 2018, the total balance outstanding on the 2023 ABL, net of $11.8 million of unamortized debt issuance costs,   was $424.5 million. The Company also has outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $14.8 million as of March 31, 2018.

2025 Term Loan

On January 2, 2018, the Company entered into a $970.0 million Term Loan with Citibank N.A., and a syndicate of other lenders. The 2025 Term Loan requires quarterly principal payments in the amount of $2.4 million, with the remaining outstanding principal to be paid on its January 2, 2025 maturity date. The interest rate is based on a LIBOR rate (with a floor) plus a fixed spread. The Company has the option of selecting a LIBOR period that determines the rate at which interest can accrue on the Term Loan as well as the period in which interest payments are made.

The 2025 Term Loan is secured by a first priority lien on the Term Priority Collateral and a second priority lien on the ABL Priority Collateral. Certain excluded assets will not be included in the Term Priority Collateral and the Revolving Priority Collateral. The Term Loan is guaranteed jointly, severally, fully and unconditionally by the Company’s active United States subsidiaries.

As of March 31, 2018, the outstanding balance on the Term Loan, net of $38.1 million of unamortized debt issuance costs, was $931.9 million.

2025 Senior Notes

On October 25, 2017, Beacon Escrow Corporation, a wholly owned subsidiary of the Company (the “Escrow Issuer”), completed a private offering of $1.30 billion aggregate principal amount of 4.875% Senior Notes due 2025 at an issue price of 100%. The 2025 Senior Notes bear interest at a rate of 4.875% per annum, payable semi-annually in arrears, beginning May 1, 2018. The Company anticipates repaying the 2025 Senior Notes at the maturity date of November 1, 2025. Per the terms of the Escrow Agreement, the net proceeds from the 2025 Senior Notes remained in escrow until they were used to fund a portion of the purchase price of the Allied Acquisition payable at closing on January 2, 2018.

Upon closing of the Allied Acquisition on January 2, 2018, (i) the Escrow Issuer merged with and into the Company, and the Company assumed all obligations under the 2025 Senior Notes; and (ii) all existing domestic subsidiaries of the Company (including the entities acquired in the Allied Acquisition) became guarantors of the 2025 Senior Notes

As of March 31, 2018, the outstanding balance on the 2025 Senior Notes, net of $21.3 million of unamortized debt issuance costs, was $1.28 billion.

Financing - RSG Acquisition

In connection with the RSG Acquisition, the Company entered into various financing arrangements totaling $1.45 billion, including an asset-based revolving line of credit (“2020 ABL”) of $700.0 million ($350.0 million of which was drawn at closing) and a $450.0 million term loan (“2022 Term Loan”). The Company also raised an additional $300.0 million through the issuance of senior notes (the “2023 Senior Notes”).

The proceeds from these financing arrangements were used to provide working capital and funds for other general corporate purposes, to refinance or otherwise extinguish all third-party indebtedness for borrowed money under Company’s and RSG’s existing senior secured credit facilities and RSG’s unsecured senior notes due 2020, to finance the acquisition, and to pay fees and expenses associated with the RSG acquisition. The Company incurred debt issuance costs totaling approximately $31.3 million related to the 2020 ABL, 2022 Term Loan and 2023 Senior Notes.

2020 ABL

On October 1, 2015, the Company entered into a $700.0 million asset-based revolving line of credit with Wells Fargo Bank, N.A. and a syndicate of other lenders. The 2020 ABL had an original maturity date of October 2, 2010 and consisted of revolving loans in both the United States (“2020 U.S. Revolver”) in the amount of $670.0 million and Canada (“Canada Revolver”) in the amount of $30.0 million. The 2020 ABL had various borrowing tranches with an interest rate based on a LIBOR rate (with a floor) plus a fixed spread. The full balance of the 2020 ABL was paid on January 2, 2018 in conjunction with the Allied Acquisition.

2022 Term Loan

On October 1, 2015, the Company entered into a $450.0 million Term Loan with Citibank N.A., and a syndicate of other lenders. The 2022 Term Loan required quarterly principal payments in the amount of $1.1 million, with the remaining outstanding principal to be paid on its original maturity date of October 1, 2022. The interest rate was based on a LIBOR rate (with a floor) plus a fixed spread. The Company had the option of selecting a LIBOR period that determined the rate at which interest would accrue, as well as the period in which interest payments are made. The full balance of the 2022 Term Loan was paid on January 2, 2018 in conjunction with the Allied Acquisition, including the write-off of $0.7 million in debt issuance costs.

2023 Senior Notes

On October 1, 2015, the Company raised $300.0 million by issuing senior notes due 2023. The 2023 Senior Notes have a coupon rate of 6.38% per annum and are payable semi-annually in arrears, beginning April 1, 2016. There are early payment provisions in the indenture in which the Company would be subject to “make whole” provisions. The Company anticipates repaying the notes at the maturity date of October 1, 2023.

The 2023 Senior Notes are guaranteed jointly, severally, fully and unconditionally by the Company’s active United States subsidiaries.

As of March 31, 2018, the outstanding balance on the 2023 Senior Notes, net of $7.0 million of unamortized debt issuance costs, was $293.0 million.

Equipment Financing Facilities and Other

As of March 31, 2018, the Company had a $13.3 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 3.25% and payments due through September 2021.

As of March 31, 2018, the Company had $14.9 million of capital lease obligations outstanding. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

9. Commitments and Contingencies

Operating Leases

The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis.

At March 31, 2018, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year were as follows (in thousands):

Year Ending September 30,
2018 (April - Sept)	$39,484
2019	99,398
2020	86,089
2021	75,097
2022	55,207
Thereafter	135,396
Total minimum lease payments	$490,671

For the three months ended March 31, 2018 and 2017, rent expense was $28.5 million and $14.7 million, respectively. For the six months ended March 31, 2018 and 2017, rent expense was $43.7 million and $28.9 million, respectively. Sublet income was immaterial for each of these periods.

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

10. Geographic Data

The following tables summarize certain geographic information for the periods presented (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net sales
U.S.	$1,404,617	$849,226	$2,480,879	$1,809,461
Canada	21,008	21,498	66,725	63,447
Total net sales	$1,425,625	$870,724	$2,547,604	$1,872,908

	March 31,	September 30,	March 31,
	2018	2017	2017
Long-lived assets
U.S.	$1,499,860	$507,236	$511,507
Canada	13,125	13,446	12,841
Total long-lived assets	$1,512,985	$520,682	$524,348

11. Fair Value Measurement

As of March 31, 2018, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

As of March 31, 2018, based upon recent trading prices (Level 2 — market approach), the fair value of the Company’s $300.0 million Senior Notes due in 2023 was $317.0 million and the fair value of the $1.30 billion Senior Notes due 2025 was $1.24 billion.

As of March 31, 2018, the fair value of the Company’s term loan and revolving asset-based line of credit approximated the amount outstanding. The Company estimates the fair value of its Senior Secured Credit Facility by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

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

As of March 31, 2018, the Company was still assessing the overall impact that the TCJA will have on its financial statements and related disclosures; however, the Company was able to make the following reasonable estimates on the impact of the corporate taxation changes from the TCJA:

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

•

The Company initially remeasured all its deferred tax assets and liabilities based on the revised corporate income tax rate (21%). Due to the Company’s status as a non-calendar year-end filer, it was required to perform additional analysis to distinguish those deferred taxes that will be realized during fiscal year 2018 at the blended federal corporate income tax rate of 24.5% from those that will be realized in future years at the revised rate.  As a result, the Company recognized a provisional decrease of its deferred tax liabilities and related income tax benefit of $1.5 million and $48.9 million in its consolidated statement of operations for the three and six months ended March 31, 2018, respectively. The Company will continue to refine its deferred tax remeasurement calculation and assess the related impact, which potentially could result in additional adjustments.

•

The Company estimated the impact of the mandatory repatriation transition tax on the net accumulated earnings and profits of the Company’s foreign subsidiary, Beacon Roofing Supply Canada Company (“BRSCC”). As a result, the Company recognized a provisional expense of $0.9 million for the one-time transition tax liability in its consolidated statement of operations for the three and six months ended March 31, 2018. The Company has not yet finalized its calculation of the repatriation transition tax, as it continues to analyze of the amount of BRSCC earnings held in cash and other specified assets that had been previously deferred from U.S. federal taxation.

State conformity to the TCJA law changes has not been communicated by the state and local jurisdictions at this time; therefore, the Company has not made any provisional adjustments related to the potential impact in its financial statements. The Company will continue to account for items where a reasonable estimate of the impact could not be assessed as of March 31, 2018 under the guidance that was in effect immediately prior to the enactment of the TCJA, ASC 740, Accounting for Income Taxes.

13. Supplemental Guarantor Information

The 2023 Senior Notes and 2025 Senior Notes are guaranteed jointly and severally by all of the United States subsidiaries of the Company (collectively, the “Guarantors”), and not by the Canadian subsidiaries of the Company. Such guarantees are full and unconditional. Supplemental condensed consolidating financial information of the Company, including such information for the Guarantors, is presented below. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the non-guarantor subsidiaries operated as independent entities. Investments in subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the Guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by, and the operations of, the combined groups.

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	March 31, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$18,746	$8,196	$(10,942)	$16,000
Accounts receivable, net	-	816,058	17,905	(1,140)	832,823
Inventories, net	-	978,852	26,725	-	1,005,577
Prepaid expenses and other current assets	35,646	199,947	4,722	-	240,315
Total current assets	35,646	2,013,603	57,548	(12,082)	2,094,715

Intercompany receivable, net	-	1,284,455	-	(1,284,455)	-
Investments in consolidated subsidiaries	5,949,437	-	-	(5,949,437)	-
Deferred income taxes, net	19,902	-	-	(19,902)	-
Property and equipment, net	10,761	272,866	10,595	-	294,222
Goodwill	-	2,351,447	30,173	-	2,381,620
Intangibles, net	-	1,407,772	2,530	-	1,410,302
Other assets, net	1,243	268	-	-	1,511

Total Assets	$6,016,989	$7,330,411	$100,846	$(7,265,876)	$6,182,370

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,042	$572,222	$12,377	$(12,082)	$593,559
Accrued expenses	61,788	281,265	4,997	-	348,050
Current portions of long-term debt	9,700	9,897	-	-	19,597
Total current liabilities	92,530	863,384	17,374	(12,082)	961,206

Intercompany payable, net	1,247,040	-	37,415	(1,284,455)	-
Borrowings under revolving lines of credit, net	-	424,528	-	-	424,528
Long-term debt, net	2,493,889	-	-	-	2,493,889
Deferred income taxes, net	-	110,614	389	(19,902)	91,101
Long-term obligations under equipment financing and other, net	-	18,313	-	-	18,313
Other long-term liabilities	814	9,729	74	-	10,617
Total liabilities	3,834,273	1,426,568	55,252	(1,316,439)	3,999,654

Convertible preferred stock	399,195	-	-	-	399,195

Total stockholders' equity	1,783,521	5,903,843	45,594	(5,949,437)	1,783,521

Total Liabilities and Stockholders' Equity	$6,016,989	$7,330,411	$100,846	$(7,265,876)	$6,182,370

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	September 30, 2017
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$149,799	$1,582	$(13,131)	$138,250
Accounts receivable, net	-	663,034	42,633	(1,140)	704,527
Inventories, net	-	527,226	24,698	-	551,924
Prepaid expenses and other current assets	4,195	198,817	6,126	-	209,138
Total current assets	4,195	1,538,876	75,039	(14,271)	1,603,839

Intercompany receivable, net	-	655,372	-	(655,372)	-
Investments in consolidated subsidiaries	3,160,273	-	-	(3,160,273)	-
Deferred income taxes, net	30,822	-	-	(30,822)	-
Property and equipment, net	6,610	138,955	10,564	-	156,129
Goodwill	-	1,220,812	31,174	-	1,251,986
Intangibles, net	-	426,187	2,882	-	429,069
Other assets, net	2,912	5,622	-	-	8,534

Total Assets	$3,204,812	$3,985,824	$119,659	$(3,860,738)	$3,449,557

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$27,174	$468,891	$21,903	$(14,271)	$503,697
Accrued expenses	51,183	204,173	5,941	-	261,297
Current portions of long-term obligations	4,500	9,641	-	-	14,141
Total current liabilities	82,857	682,705	27,844	(14,271)	779,135

Intercompany payable, net	618,881	-	36,491	(655,372)	-
Borrowings under revolving lines of credit, net	-	-	3,205	-	3,205
Long-term debt, net	721,268	-	-	-	721,268
Deferred income taxes, net	-	168,209	996	(30,822)	138,383
Long-term obligations under equipment financing and other, net	-	23,147	66	-	23,213
Other long-term liabilities		2,547	-	-	2,547
Total liabilities	1,423,006	876,608	68,602	(700,465)	1,667,751

Total stockholders' equity	1,781,806	3,109,216	51,057	(3,160,273)	1,781,806

Total Liabilities and Stockholders' Equity	$3,204,812	$3,985,824	$119,659	$(3,860,738)	$3,449,557

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	March 31, 2017
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$24,181	$1,946	$(16,115)	$10,012
Accounts receivable, net	-	490,724	15,437	225	506,386
Inventories, net	-	556,463	24,426	-	580,889
Prepaid expenses and other current assets	28,952	184,764	3,673	-	217,389
Total current assets	28,952	1,256,132	45,482	(15,890)	1,314,676

Intercompany receivable, net	-	961,450	-	(961,450)	-
Investments in consolidated subsidiaries	2,959,542	-	-	(2,959,542)	-
Deferred income taxes, net	57,419	-	-	(57,419)	-
Property and equipment, net	5,614	140,918	9,848	-	156,380
Goodwill	-	1,198,805	29,254	-	1,228,059
Intangibles, net	-	436,513	2,994	-	439,507
Other assets, net	1,242	269	-	-	1,511

Total Assets	$3,052,769	$3,994,087	$87,578	$(3,994,301)	$3,140,133

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$27,209	$468,144	$6,865	$(15,890)	$486,328
Accrued expenses	26,226	103,045	1,993	-	131,264
Current portions of long-term obligations	4,500	9,514	-	-	14,014
Total current liabilities	57,935	580,703	8,858	(15,890)	631,606

Intercompany payable, net	923,565	-	37,885	(961,450)	-
Borrowings under revolving lines of credit	-	269,124	-	-	269,124
Long-term debt, net	722,101	-	-	-	722,101
Deferred income taxes, net	-	194,556	358	(57,419)	137,495
Long-term obligations under equipment financing and other, net	-	28,221	46	-	28,267
Other long-term liabilities	-	2,372	-	-	2,372
Total liabilities	1,703,601	1,074,976	47,147	(1,034,759)	1,790,965

Total stockholders' equity	1,349,168	2,919,111	40,431	(2,959,542)	1,349,168

Total Liabilities and Stockholders' Equity	$3,052,769	$3,994,087	$87,578	$(3,994,301)	$3,140,133

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands)

	Three Months Ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$-	$1,404,617	$21,008	$-	$1,425,625
Cost of products sold	-	1,070,605	16,643	-	1,087,248
Gross profit	-	334,012	4,365	-	338,377
Operating expense	3,115	384,245	8,415	-	395,775
Intercompany charges (income)	(1,477)	1,477	-	-	-
Income (loss) from operations	(1,638)	(51,710)	(4,050)	-	(57,398)
Interest expense, financing costs, and other	47,220	3,807	(11,457)	-	39,570
Intercompany interest expense (income)	(5,181)	4,804	377	-	-
Income (loss) before provision for income taxes	(43,677)	(60,321)	7,030	-	(96,968)
Provision for (benefit from) income taxes	(10,469)	(18,575)	(1,269)	-	(30,313)
Income (loss) before equity in net income of subsidiaries	(33,208)	(41,746)	8,299	-	(66,655)
Equity in net income of subsidiaries	(33,447)	-	-	33,447	-
Net income (loss)	$(66,655)	$(41,746)	$8,299	$33,447	$(66,655)

	Three Months Ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$-	$849,226	$21,498	$-	$870,724
Cost of products sold	-	649,595	16,652	-	666,247
Gross profit	-	199,631	4,846	-	204,477
Operating expense	7,010	193,448	7,075	-	207,533
Intercompany charges (income)	(12,555)	11,993	562	-	-
Income (loss) from operations	5,545	(5,810)	(2,791)	-	(3,056)
Interest expense, financing costs, and other	3,983	8,003	282	-	12,268
Intercompany interest expense (income)	(5,089)	5,089	-	-	-
Income (loss) before provision for income taxes	6,651	(18,902)	(3,073)	-	(15,324)
Provision for (benefit from) income taxes	2,444	(7,568)	(844)	-	(5,968)
Income (loss) before equity in net income of subsidiaries	4,207	(11,334)	(2,229)	-	(9,356)
Equity in net income of subsidiaries	(13,563)	-	-	13,563	-
Net income (loss)	$(9,356)	$(11,334)	$(2,229)	$13,563	$(9,356)

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands)

	Six Months Ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$-	$2,480,879	$66,725	$-	$2,547,604
Cost of products sold	-	1,887,041	52,433	-	1,939,474
Gross profit	-	593,838	14,292	-	608,130
Operating expense	3,438	595,000	17,994	-	616,432
Intercompany charges (income)	(584)	584	-	-	-
Income (loss) from operations	(2,854)	(1,746)	(3,702)	-	(8,302)
Interest expense, financing costs, and other	57,296	4,632	210	-	62,138
Intercompany interest expense (income)	(10,889)	10,125	764	-	-
Income (loss) before provision for income taxes	(49,261)	(16,503)	(4,676)	-	(70,440)
Provision for (benefit from) income taxes	(4,948)	(65,247)	(1,186)	-	(71,381)
Income (loss) before equity in net income of subsidiaries	(44,313)	48,744	(3,490)	-	941
Equity in net income of subsidiaries	45,254	-	-	(45,254)	-
Net income (loss)	$941	$48,744	$(3,490)	$(45,254)	$941

	Six Months Ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$-	$1,809,461	$63,447	$-	$1,872,908
Cost of products sold	-	1,368,129	49,235	-	1,417,364
Gross profit	-	441,332	14,212	-	455,544
Operating expense	15,656	380,521	15,466	-	411,643
Intercompany charges (income)	(24,508)	23,392	1,116	-	-
Income (loss) from operations	8,852	37,419	(2,370)	-	43,901
Interest expense, financing costs, and other	19,337	5,458	1,047	-	25,842
Intercompany interest expense (income)	(10,682)	10,682	-	-	-
Income (loss) before provision for income taxes	197	21,279	(3,417)	-	18,059
Provision for (benefit from) income taxes	(410)	8,334	(939)	-	6,985
Income (loss) before equity in net income of subsidiaries	607	12,945	(2,478)	-	11,074
Equity in net income of subsidiaries	10,467	-	-	(10,467)	-
Net income (loss)	$11,074	$12,945	$(2,478)	$(10,467)	$11,074

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(66,655)	$(41,746)	$8,299	$33,447	$(66,655)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,028)	-	(2,028)	2,028	(2,028)
Total other comprehensive income (loss)	(2,028)	-	(2,028)	2,028	(2,028)
Comprehensive income (loss)	$(68,683)	$(41,746)	$6,271	$35,475	$(68,683)

	Three Months Ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(9,356)	$(11,334)	$(2,229)	$13,563	$(9,356)
Other comprehensive income (loss):
Foreign currency translation adjustment	813	-	813	(813)	813
Total other comprehensive income (loss)	813	-	813	(813)	813
Comprehensive income (loss)	$(8,543)	$(11,334)	$(1,416)	$12,750	$(8,543)

	Six Months Ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$941	$48,744	$(3,490)	$(45,254)	$941
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,971)	-	(1,971)	1,971	(1,971)
Total other comprehensive income (loss)	(1,971)	-	(1,971)	1,971	(1,971)
Comprehensive income (loss)	$(1,030)	$48,744	$(5,461)	$(43,283)	$(1,030)

	Six Months Ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$11,074	$12,945	$(2,478)	$(10,467)	$11,074
Other comprehensive income (loss):
Foreign currency translation adjustment	(839)	-	(839)	839	(839)
Total other comprehensive income (loss)	(839)	-	(839)	839	(839)
Comprehensive income (loss)	$10,235	$12,945	$(3,317)	$(9,628)	$10,235

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Six Months Ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(47,488)	$77,948	$9,289	$217	$39,966

Investing Activities
Purchases of property and equipment	(5,050)	(18,524)	(1,259)	-	(24,833)
Acquisition of businesses, net	(2,726,561)	-	-	-	(2,726,561)
Proceeds from the sale of assets	-	398	15	-	413
Intercompany activity	606,865	-	-	(606,865)	-
Net cash provided by (used in) investing activities	(2,124,746)	(18,126)	(1,244)	(606,865)	(2,750,981)

Financing Activities
Borrowings under revolving lines of credit	-	1,514,102	16,565	-	1,530,667
Repayments under revolving lines of credit	-	(1,077,744)	(19,719)	-	(1,097,463)
Borrowings under term loan	970,000	-	-	-	970,000
Repayments under term loan	(441,000)	-	-	-	(441,000)
Repayments under equipment financing facilities and other	-	(5,643)	-	-	(5,643)
Borrowings under senior notes	1,300,000	-	-	-	1,300,000
Payment of debt issuance costs	(55,893)	(11,830)	-	-	(67,723)
Proceeds from issuance of convertible preferred stock	400,000	-	-	-	400,000
Payment of stock issuance costs	(1,279)	-	-	-	(1,279)
Payment of dividends on preferred stock	(978)	-	-	-	(978)
Proceeds from issuance of common stock related to equity awards	5,317	-	-	-	5,317
Taxes paid related to net share settlement of equity awards	(3,933)	-	-	-	(3,933)
Intercompany activity	-	(609,760)	923	608,837	-
Net cash provided by (used in) financing activities	2,172,234	(190,875)	(2,231)	608,837	2,587,965

Effect of exchange rate changes on cash and cash equivalents	-	-	800	-	800

Net increase (decrease) in cash and cash equivalents	-	(131,053)	6,614	2,189	(122,250)
Cash and cash equivalents, beginning of period	-	149,799	1,582	(13,131)	138,250
Cash and cash equivalents, end of period	$-	$18,746	$8,196	$(10,942)	$16,000

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Six Months Ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(29,347)	$181,934	$5,121	$(7,178)	$150,530

Investing Activities
Purchases of property and equipment	(1,709)	(21,742)	(780)	-	(24,231)
Acquisition of businesses	(58,359)	-	-	-	(58,359)
Proceeds from the sale of assets	-	1,274	11	-	1,285
Intercompany activity	83,397	-	-	(83,397)	-
Net cash provided by (used in) investing activities	23,329	(20,468)	(769)	(83,397)	(81,305)

Financing Activities
Borrowings under revolving lines of credit	-	852,583	4,516	-	857,099
Repayments under revolving lines of credit	-	(939,438)	(9,032)	-	(948,470)
Repayments under term loan	(1,125)	-	-	-	(1,125)
Repayments under equipment financing facilities and other	-	(5,365)	-	-	(5,365)
Proceeds from issuance of common stock	7,840	-	-	-	7,840
Taxes paid related to net share settlement of equity awards	(697)	-	-	-	(697)
Intercompany activity	-	(82,512)	(885)	83,397	-
Net cash provided by (used in) financing activities	6,018	(174,732)	(5,401)	83,397	(90,718)

Effect of exchange rate changes on cash and cash equivalents	-	-	119	-	119

Net increase (decrease) in cash and cash equivalents	-	(13,266)	(930)	(7,178)	(21,374)
Cash and cash equivalents, beginning of period	-	37,447	2,876	(8,937)	31,386
Cash and cash equivalents, end of period	$-	$24,181	$1,946	$(16,115)	$10,012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis included in our 2017 Annual Report on Form 10-K and our condensed consolidated financial statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2018” refer to the three and six months ended March 31, 2018  being discussed and references to “2017” refer to the three and six months ended March 31, 2017  being discussed. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Overview

We are the largest publicly traded distributor of residential and non-residential roofing materials in the United States and Canada. We also distribute complementary building products, including siding, windows, specialty exterior building products, insulation, waterproofing systems, wallboard and acoustical ceiling tiles. We are among the oldest and most established distributors in the industry. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of contractors and, to a lesser extent, general contractors, retailers, and building materials suppliers.

As of March 31, 2018 , we operated 588 branches in 50 states throughout the United States and 6 provinces in Canada. We stock one of the most extensive assortments of high quality branded products in the industry, with approximately 70,000 SKUs available across our branch network, enabling us to deliver products to serve over 100,000 customers on a timely basis.

On January 2, 2018, we finalized acquisition of Allied Building Products Corp., a New Jersey corporation, and an affiliated entity (together “Allied”) for $2.625 billion, subject to certain working capital and other adjustments. Allied is one of the country’s largest exterior and interior building products distributors and is headquartered in East Rutherford, New Jersey. Allied distributes products in 208 locations across 31 states in the U.S. and has a strong presence in New York, New Jersey, Florida, California, Hawaii and the upper Midwest. We believe the acquisition of Allied was a strategically and financially compelling transaction that expanded our geographic footprint, enhanced our scale and market position, diversified our product offerings, and will provide new growth opportunities and increase our long-term profitability.

Effective execution of both the sales and operating plans enables us to grow beyond the relative strength of the markets we serve. Our business model is a bottom-up approach, where each of our branches uses its regional knowledge and experience to assist with the development of a marketing plan and stocking a product mix that is best suited for its respective market. Local alignment with overall strategic goals provides the foundation for significant ownership of results at the branch level.

Our distinctive operational model combined with significant branch level autonomy differentiates us from the competition. We provide our customers with value-added services, including, but not limited to, job site delivery, custom designed tapered roofing systems, metal fabrication, and trade credit. We consider customer relations and our employees’ knowledge of roofing and building materials to be vital to our ability to increase customer loyalty and maintain customer satisfaction. Our customers’ business success can be enhanced when they are supported by our efficient and effective distribution network. We invest significant resources in professional development, management skills, product knowledge and operational proficiency. We pride ourselves on providing these capabilities developed on a foundation of continuous improvement driving service excellence, productivity and efficiencies.

We seek opportunities to expand our business operations through both acquisitions and organic growth (opening branches, growing sales with existing customers, adding new customers and introducing new products). Our main acquisition strategy is to target market leaders that do business in geographic areas that we currently do not service or that complement our existing regional operations. In addition to our acquisition of Allied, our recent success in delivering on our growth strategy is highlighted by the following:

•

On December 16, 2016, we purchased certain assets of BJ Supply Company, a distributor of roofing and related building products with 1 branch serving Pennsylvania and New Jersey and annual sales of $4 million.

•

On January 3, 2017, we acquired American Building & Roofing, Inc., a distributor of mainly residential roofing and related building products with 7 branches around Washington State and annual sales of $36 million.

•

On January 9, 2017, we acquired Eco Insulation Supply, a distributor of insulation and related accessories with 1 branch serving Connecticut, Southern New England and the New York City metropolitan area and annual sales of $8 million.

•	On March 1, 2017, we acquired Acme Building Materials, Inc., a distributor of residential roofing and related building products with 3 branches in Eastern Michigan and annual sales of $13 million.

•

On May 1, 2017, we purchased certain assets of Lowry’s Inc., a distributor of waterproofing and concrete restoration materials with 11 branches operating in California, Arizona, Utah and Hawaii and annual sales of $76 million.

In addition, we opened one new branch in fiscal year 2018 and four new branches in fiscal year 2017. These new branch locations allow us to penetrate deeper into our existing markets and establish a greater presence. Although new greenfield locations impact our operating cost structure slightly in the near-term, we believe they are strategically located within markets that possess strong dynamics, thereby presenting us with an opportunity to quickly establish our presence and gain local market share.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in thousands, except for percentages):

	Three Months Ended March 31,
	2018	2017
Net sales	$1,425,625	$870,724
Cost of products sold	1,087,248	666,247
Gross profit	338,377	204,477
Operating expense	395,775	207,533
Income (loss) from operations	(57,398)	(3,056)
Interest expense, financing costs, and other	39,570	12,268
Income (loss) before provision for income taxes	(96,968)	(15,324)
Provision for (benefit from) income taxes	(30,313)	(5,968)
Net income (loss)	(66,655)	(9,356)
Dividends on preferred shares, declared	6,000	-
Net income (loss) attributable to common shareholders	(72,655)	(9,356)

	Three Months Ended March 31,
	2018	2017
Net sales	100.0%	100.0%
Cost of products sold	76.3%	76.5%
Gross profit	23.7%	23.5%
Operating expense	27.8%	23.8%
Income (loss) from operations	(4.1%)	(0.3%)
Interest expense, financing costs, and other	2.8%	1.4%
Income (loss) before provision for income taxes	(6.9%)	(1.7%)
Provision for (benefit from) income taxes	(2.2%)	(0.6%)
Net income (loss)	(4.7%)	(1.1%)
Dividends on preferred shares, declared	0.4%	0.0%
Net income (loss) attributable to common shareholders	(5.1%)	(1.1%)

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

As of March 31, 2018 , we had a total of 588 branches in operation. Our existing market calculations include 359 branches and exclude 229 branches because they were acquired after the start of the second quarter of fiscal year 2017. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

The following table summarizes our results of operations by market type (existing and acquired) for the periods presented (in thousands, except for percentages):

	Existing Markets		Acquired Markets		Consolidated
	Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017
Net sales	$860,918	$862,035	$564,707	$8,689	$1,425,625	$870,724

Gross profit	$195,332	$202,267	$143,045	$2,210	$338,377	$204,477
Gross margin	22.7%	23.5%	25.3%	25.4%	23.7%	23.5%

Operating expense (1)	$234,651	$205,544	$161,124	$1,989	$395,775	$207,533
Operating expense as a % of net sales	27.3%	23.8%	28.5%	22.9%	27.8%	23.8%

Operating income (loss)	$(39,319)	$(3,277)	$(18,079)	$221	$(57,398)	$(3,056)
Operating margin	(4.6%)	(0.4%)	(3.2%)	2.5%	(4.0%)	(0.4%)

 _____________________________________

[1]

During 2018 and 2017, we recorded amortization expense related to intangible assets recorded under purchase accounting of $37.1 million ($20.7 million from acquired markets) and $20.3 million (immaterial amount from acquired markets), respectively. In addition, total operating expense for 2018 and 2017 included non-recurring charges $28.3 million (immaterial amount from acquired markets) and $1.6 million (none from acquired markets), respectively, for the recognition of costs related to acquisitions.

Net Sales

Consolidated net sales increased $554.9 million, or 63.7%, to $1.43 billion in 2018, up from $870.7 million in 2017. Existing market sales decreased $1.1 million, or 0.1%, over the same comparative period. We believe the decrease in our 2018 existing market sales was influenced primarily by the following factors:

•	higher prior year net sales in certain regions related to multiple hail storm events and hurricane Matthew; and
•	lower sales volume in Midwestern, Mid-Atlantic, and Northeast markets as a result of harsh winter weather;

partially offset by:

•	higher pricing across all product categories;
•	high demand in Florida and Texas following hurricanes Irma and Harvey and demand increases in California and our insulation businesses; and
•	strong growth within complementary products, particularly in our Southwest and West regions.

Net sales within our acquired markets were $564.7 million in 2018, an increase from 2017 due to the impact from recent acquisitions.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices in existing markets were up approximately 2% in 2018 compared to 2017, driven primarily price increases across all product categories and highlighted by an increase in complementary product pricing of over 5%.

Existing markets net sales by geographical region increased (decreased) from 2017 to 2018 as follows: Northeast 1.0%; Mid-Atlantic (7.7)%; Southeast 14.7%; Southwest (4.2)%; Midwest (11.0)%; West 12.7%; and Canada (2.3)%. These variations were primarily caused by short-term factors such as local market conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2018		2017		Change
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$461,311	53.6%	$479,435	55.6%	$(18,124)	(3.8%)
Non-residential roofing products	248,209	28.8%	243,893	28.3%	4,316	1.8%
Complementary building products	151,398	17.6%	138,707	16.1%	12,691	9.1%
Total existing market sales	$860,918	100.0%	$862,035	100.0%	$(1,117)	(0.1%)

For 2018, our acquired markets recognized sales of $118.3 million, $83.5 million and $362.9 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The combination of our 2018 existing market sales of $860.9 million plus the sales from acquired markets of $564.7 million equals our total 2018 sales of $1.43 billion. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit and gross margin for our consolidated and existing markets were as follows (in thousands, except for percentages):

	Three Months Ended March 31,		Change[1]
	2018	2017	$	%
Gross profit - consolidated	$338,377	$204,477	$133,900	65.5%
Gross profit - existing markets	195,332	202,267	(6,935)	(3.4%)
Gross margin - consolidated	23.7%	23.5%	N/A	0.2%
Gross margin - existing markets	22.7%	23.5%	N/A	(0.8%)

 ________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points

Our consolidated gross profit increased $133.9 million, or 65.5%, to $338.4 million in 2018. Existing market gross profit decreased $6.9 million, or 3.4%, over the same comparative period and gross profit within our acquired markets was $143.0 million. Consolidated gross margins were 23.7% in 2018, a 0.2% increase from the prior year, and existing market gross margins decreased 0.8% over the comparative periods, to 22.7%.

The decrease in existing market gross margin was primarily driven by a product cost increase of approximately 2.5% as well as an unfavorable product mix related to lower residential sales volume and higher non-residential and complementary sales volume, partially offset by a price increase of approximately 2% across all products over the comparative period. Consolidated gross margin was slightly higher than existing market gross margin, primarily due to the positive impact of recent acquisitions.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expense) compared to our warehouse sales, represented 13.9% and 17.8% of our net sales in 2018 and 2017, respectively. We believe variations in direct sales activity to be primarily caused by short-term factors such as local market conditions, weather conditions and storm activity. None of these variations were driven by material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expense

Operating expense for consolidated and existing markets was as follows (in thousands, except for percentages):

	Three Months Ended March 31,		Change[1]
	2018	2017	$	%
Operating expense - consolidated	$395,775	$207,533	$188,242	90.7%
Operating expense - existing markets	234,651	205,544	29,107	14.2%
% of net sales - consolidated	27.8%	23.8%	N/A	4.0%
% of net sales - existing markets	27.3%	23.8%	N/A	3.5%

 ________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points

Operating expense in our existing markets increased by $29.1 million, or 14.2% in 2018, to $234.7 million, as compared to $205.5 million in 2017, while operating expense within our acquired markets was $161.1 million in 2018. The following factors were the leading causes of the increase in operating expense in our existing markets:

•	an increase in general and administrative expense of $27.4 million due to related to one-time costs incurred as part of the Allied acquisition; and
•	an increase in payroll and employee benefit costs of $3.3 million due to incremental costs of salaries and other overhead costs to serve storms in Florida and Texas;

partially offset by:

•	a decrease in amortization expense of $4.0 million due to the scheduled declining run-rate of intangible asset amortization related to the RSG acquisition.

During 2018 and 2017, we recorded amortization expense related to the intangible assets recorded under purchase accounting within our existing markets of $16.3 million and $20.3 million, respectively. Our existing markets operating expense as a percentage of the related net sales in 2018 was 27.3%, compared to 23.8% in 2017.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $39.6 million in 2018, as compared to $12.3 million in 2017. The primary driver of this increase is the higher average outstanding debt balance over the comparative periods.

Income Taxes

There was an income tax benefit of $30.3 million in 2018, as compared to a $6.0 million benefit in 2017. The 2018 tax benefit was primarily due to the $81.6 million increase in pre-tax net loss over the comparative periods. The effective tax rate before discrete items decreased to 29.4% in 2018, compared to 38.8% in 2017. This decrease was primarily driven by the reduction of the federal corporate income tax rate from 35% to a blended rate of 24.5%. We expect our fiscal year 2018 effective tax rate, excluding any discrete items, will be approximately 29.0-30.0%.

Net Income (Loss)/Net Income (Loss) Per Share

Net loss was $66.7 million in 2018, as compared to a net loss of $9.4 million in 2017. We declared $6.0 million of dividends on preferred shares in 2018 and none in 2017, making net loss attributable to common shareholders of $72.7 million in 2018, as compared to net loss attributable to common shareholders of $9.4 million in 2017.  We calculate net income (loss) per share by dividing net income (loss), less dividends on preferred shares, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by utilizing the most dilutive result after applying and comparing the two-class method and if-converted method (see Note 4 in the notes to the condensed consolidated financial statements for further detail).

The following table presents the all the components utilized to determine basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(66,655)	$(9,356)
Less: Dividends on preferred shares, declared	6,000	-
Net income (loss) attributable to common shareholders	$(72,655)	$(9,356)

Weighted-average common shares outstanding, basic	68,019,300	60,141,580
Effect of common share equivalents	-	-
Weighted-average common shares outstanding, diluted (two-class method)	68,019,300	60,141,580
Effect of Preferred Stock conversion	9,586,901	-
Weighted-average common shares outstanding, diluted (if-converted method)	77,606,201	60,141,580

Net income (loss) per share - basic	$(1.07)	$(0.16)
Net income (loss) per share - diluted (two-class method)	(1.07)	(0.16)
Net income (loss) per share - diluted (if-converted method)	(0.86)	(0.16)

Comparison of the Six Months Ended March 31, 2018 and 2017

The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in thousands, except for percentages):

	Six Months Ended March 31,
	2018	2017
Net sales	$2,547,604	$1,872,908
Cost of products sold	1,939,474	1,417,364
Gross profit	608,130	455,544
Operating expense	616,432	411,643
Income (loss) from operations	(8,302)	43,901
Interest expense, financing costs, and other	62,138	25,842
Income (loss) before provision for income taxes	(70,440)	18,059
Provision for (benefit from) income taxes	(71,381)	6,985
Net income (loss)	941	11,074
Dividends on preferred shares, declared	6,000	-
Net income (loss) attributable to common shareholders	(5,059)	11,074

	Six Months Ended March 31,
	2018	2017
Net sales	100.0%	100.0%
Cost of products sold	76.1%	75.7%
Gross profit	23.9%	24.3%
Operating expense	24.2%	22.0%
Income (loss) from operations	(0.3%)	2.3%
Interest expense, financing costs, and other	2.4%	1.4%
Income (loss) before provision for income taxes	(2.7%)	0.9%
Provision for (benefit from) income taxes	(2.7%)	0.3%
Net income (loss)	0.0%	0.6%
Dividends on preferred shares, declared	0.2%	0.0%
Net income (loss) attributable to common shareholders	(0.2%)	0.6%

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

As of March 31, 2018, we had a total of 588 branches in operation. Our existing market calculations include 358 branches and excluded 230 branches because they were acquired after the start of fiscal year 2017. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

The following table summarizes our results of operations by market type (existing and acquired) for the periods presented (in thousands, except for percentages):

	Existing Markets		Acquired Markets		Consolidated
	Six Months Ended March 31,
	2018	2017	2018	2017	2018	2017
Net sales	$1,943,585	$1,861,568	$604,019	$11,340	$2,547,604	$1,872,908

Gross profit	$454,557	$452,858	$153,573	$2,686	$608,130	$455,544
Gross margin	23.4%	24.3%	25.4%	23.7%	23.9%	24.3%

Operating expense (1)	$444,936	$408,987	$171,496	$2,656	$616,432	$411,643
Operating expense as a % of net sales	22.9%	22.0%	28.4%	23.4%	24.2%	22.0%

Operating income (loss)	$9,621	$43,870	$(17,923)	$31	$(8,302)	$43,901
Operating margin	0.5%	2.4%	(3.0%)	0.3%	(0.3%)	2.3%

______________________________________

[1]

During 2018 and 2017, we recorded amortization expense related to intangible assets recorded under purchase accounting of $55.3 million ($22.4 million from acquired markets) and $40.4 million (immaterial amount from acquired markets), respectively. In addition, total operating expense for 2018 and 2017 included non-recurring charges of $33.9 million (immaterial amount from acquired markets) and $2.7 million (none from acquired markets), respectively, for the recognition of costs related to acquisitions.

Net Sales

Consolidated net sales increased $674.7 million, or 36.0%, to $2.55 billion in 2018, up from $1.87 billion in 2017. Existing market sales increased $82.0 million, or 4.4%, over the same comparative period. We believe the increase in our 2018 existing market sales was influenced primarily by the following factors:

•	higher pricing and increased demand across all product categories;
•	high demand in Florida and Texas following hurricanes Irma and Harvey; and
•	strong growth within complementary products, particularly in our Southwest and West regions;

partially offset by:

•	higher prior year net sales in certain regions related to multiple hail storm events and hurricane Matthew.

Net sales within our acquired markets were $604.0 million in 2018, an increase from 2017 due to the impact from recent acquisitions.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices in existing markets were up over 1% in 2018 compared to 2017, driven primarily price increases across all product categories and highlighted by an increase in complementary product pricing of approximately 5%.

Existing markets net sales by geographical region increased (decreased) from 2017 to 2018 as follows: Northeast 2.2%; Mid-Atlantic (4.3)%; Southeast 18.9%; Southwest (2.1)%; Midwest (0.9)%; West (19.7)%; and Canada 5.2%. These variations were primarily caused by short-term factors such as local market conditions, weather conditions and storm activity.

Product group sales for our existing markets were as follows (in thousands, except for percentages):

	Six Months Ended March 31,
	2018		2017		Change
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$1,041,864	53.6%	$1,008,718	54.2%	$33,146	3.3%
Non-residential roofing products	571,984	29.4%	554,367	29.8%	17,617	3.2%
Complementary building products	329,737	17.0%	298,483	16.0%	31,254	10.5%
Total existing market sales	$1,943,585	100.0%	$1,861,568	100.0%	$82,017	4.4%

For 2018, our acquired markets recognized sales of $126.5 million, $88.7 million and $388.8 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The combination of our 2018 existing market sales of $1.94 billion plus the sales from acquired markets of $604.0 million equals our total 2018 sales of $2.55 billion. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit and gross margin for our consolidated and existing markets were as follows (in thousands, except for percentages):

	Six Months Ended March 31,		Change[1]
	2018	2017	$	%
Gross profit - consolidated	$608,130	$455,544	$152,586	33.5%
Gross profit - existing markets	454,557	452,858	1,699	0.4%
Gross margin - consolidated	23.9%	24.3%	N/A	(0.4%)
Gross margin - existing markets	23.4%	24.3%	N/A	(0.9%)

 _________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Our consolidated gross profit increased $152.6 million, or 33.5%, to $608.1 million in 2018. Existing market gross profit increased $1.7 million, or 0.4%, over the same comparative period and gross profit within our acquired markets was $153.6 million. Consolidated gross margins were 23.9% in 2018, a 0.4% decrease from the prior year, and existing market gross margins decreased 0.9% over the comparative periods, to 23.4%.

The decrease in existing market gross margin was primarily driven by a product cost increase of over 2%, partially offset by a price increase of over 1% across all products over the comparative period. Consolidated gross margin was slightly higher than existing market gross margin, primarily due to the positive impact of recent acquisitions.

Direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expense) compared to our warehouse sales, represented 13.7% and 15.8% of our net sales in 2018 and 2017, respectively. We believe variations in direct sales activity to be primarily caused by short-term factors such as local market conditions, weather conditions and storm activity. None of these variations were driven by material regional impacts from changes in the direct sales mix of our geographical regions.

Operating Expense

Operating expense for consolidated and existing markets was as follows (in thousands, except for percentages):

	Six Months Ended March 31,		Change[1]
	2018	2017	$	%
Operating expense - consolidated	$616,432	$411,643	$204,789	49.7%
Operating expense - existing markets	444,936	408,987	35,949	8.8%
% of net sales - consolidated	24.2%	22.0%	N/A	2.2%
% of net sales - existing markets	22.9%	22.0%	N/A	0.9%

 ________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense in our existing markets increased by $35.9 million, or 8.8% in 2018, to $444.9 million, as compared to $409.0 million in 2017, while operating expense within our acquired markets was $171.5 million in 2018. The following factors were the leading causes of the increase in operating expense in our existing markets:

•	an increase in general and administrative expense of $28.0 million due to related to one-time costs incurred as part of the Allied acquisition
•	an increase in payroll and employee benefit costs of $13.5 million due to higher insurance costs, and higher salaries and wages from annual merit increases as well as additional headcount;

partially offset by:

•	a decrease in amortization expense of $7.5 million due to the scheduled declining run-rate of intangible asset amortization related to the RSG acquisition.

During 2018 and 2017, we recorded amortization expense related to the intangible assets recorded under purchase accounting within our existing markets of $32.9 million and $40.4 million, respectively. Our existing markets operating expense as a percentage of the related net sales in 2018 was 22.9%, compared to 22.0% in 2017.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $62.1 million in 2018, as compared to $25.8 million in 2017. The primary driver of this increase is the higher average outstanding debt balance over the comparative periods.

Income Taxes

There was an income tax benefit of $71.4 million in 2018, as compared to a $7.0 million income tax provision in 2017. The 2018 tax benefit was primarily due to the net $48.0 million beneficial impact recognized in 2018 as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (see Note 12), as well as a $22.1 million tax benefit, excluding any discrete items, stemming from an increase of $88.5 million in pre-tax net loss over the comparative periods. The effective tax rate before discrete items decreased to 29.4% in 2018, compared to 38.8% in 2017. This decrease was primarily driven by the reduction of the federal corporate income tax rate from 35% to a blended rate of 24.5%. We expect our fiscal year 2018 effective tax rate, excluding any discrete items, will be approximately 29.0-30.0%.

Net Income (Loss)/Net Income (Loss) Per Share

Net income was $0.9 million in 2018, as compared to a net income of $11.1 million in 2017. We declared $6.0 million of dividends on preferred shares in 2018 and none in 2017, making net loss attributable to common shareholders of $5.1 million in 2018, as compared to net income attributable to shareholders of $9.4 million in 2017.  We calculate net income (loss) per share by dividing net income (loss), less dividends on preferred shares, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by utilizing the most dilutive result after applying and comparing the two-class method and if-converted method (see Note 4 in the notes to the condensed consolidated financial statements for further detail).

The following table presents the all the components utilized to determine basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Six Months Ended March 31,
	2018	2017
Net income (loss)	$941	$11,074
Less: Dividends on preferred shares, declared	6,000	-
Net income (loss) attributable to common shareholders	$(5,059)	$11,074

Weighted-average common shares outstanding, basic	67,922,276	60,041,332
Effect of common share equivalents	-	1,028,606
Weighted-average common shares outstanding, diluted (two-class method)	67,922,276	61,069,938
Effect of Preferred Stock conversion	4,740,776	-
Weighted-average common shares outstanding, diluted (if-converted method)	72,663,052	61,069,938

Net income (loss) per share - basic	$(0.07)	$0.18
Net income (loss) per share - diluted (two-class method)	(0.07)	0.18
Net income (loss) per share - diluted (if-converted method)	0.01	0.18

Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we prepare certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), specifically:

•	Adjusted Net Income (Loss)/Adjusted EPS
•	Adjusted EBITDA

We define Adjusted Net Income (Loss) as net income that excludes non-recurring acquisition costs, the amortization of intangibles, business restructuring costs, and the non-recurring effects of tax reform. Adjusted net income per share (“Adjusted EPS”) is calculated by dividing the Adjusted Net Income (Loss) for the period by the weighted-average diluted shares outstanding for the period.

We define Adjusted EBITDA as net income plus interest expense (net of interest income), income taxes, depreciation and amortization, stock-based compensation, non-recurring acquisition costs, and business restructuring costs. EBITDA is a measure commonly used in the distribution industry.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss)/Adjusted EPS for each of the periods indicated (in thousands, except per share amounts):

Adjusted Net Income (Loss)/Adjusted EPS

	Three Months Ended March 31,				Six Months Ended March 31,
	2018		2017		2018		2017
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income (loss)	$(66,655)	$(0.98)	$(9,356)	$(0.16)	$941	$0.01	$11,074	$0.18
Less: Dividends on preferred shares, declared	6,000	(0.09)	-	-	6,000	(0.08)	-	-
Net income (loss) attributable to common shareholders	$(72,655)	$(1.07)	$(9,356)	$(0.16)	$(5,059)	$(0.07)	$11,074	$0.18
Adjustments:
Acquisition costs[1]	50,604	0.74	14,404	0.24	76,237	1.12	28,373	0.46
Effects of tax reform[2]	(1,491)	(0.02)	-	-	(47,983)	(0.71)	-	-
Adjusted Net Income (Loss)	$(23,542)	$(0.35)	$5,048	$0.08	$23,195	$0.34	$39,447	$0.64

[1]

Acquisition costs for the three months ended March 31, 2018 include $34.6 million of non-recurring charges related to acquisitions and $37.1 million of amortization expense related to intangibles, both net of $21.1 million in tax in total. Acquisition costs for the three months ended March 31, 2017  include $3.1 million of non-recurring charges related to acquisitions and $20.3 million of amortization expense related to intangibles, both net of $9.0 million in tax in total. Acquisition costs for the six months ended March 31, 2018  include $52.5 million of non-recurring charges related to acquisitions and $55.2 million of amortization expense related to intangibles, both net of $31.5 million in tax in total. Acquisition costs for the six months ended March 31, 2017  include $5.9 million of non-recurring charges related to acquisitions and $40.4 million of amortization expense related to intangibles, both net of $17.8 million in tax in total.

[2]	Impact of the Tax Cuts and Jobs Act of 2017 – see Note 12 for further discussion.

The following table presents a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in thousands, except percentages):

Adjusted EBITDA

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net income (loss)	$(66,655)	$(9,356)	$941	$11,074
Acquisition costs[1]	28,301	1,584	33,870	2,744
Interest expense, net	41,763	13,245	65,279	26,484
Income taxes	(30,313)	(5,968)	(71,381)	6,985
Depreciation and amortization	54,188	28,530	81,092	56,955
Stock-based compensation	4,376	3,758	7,835	7,574
Adjusted EBITDA	$31,660	$31,793	$117,636	$111,816

Adjusted EBITDA as a % of net sales	2.2%	3.7%	4.6%	6.0%
 ___________________________________

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

Certain Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for fiscal year 2018 (ending March 31, 2018) and fiscal year 2017 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends (in thousands, except per share amounts):

	2018		2017
	Qtr 1	Qtr 2	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Net sales	$1,121,979	$1,425,625	$1,002,184	$870,724	$1,213,894	$1,289,868
Gross profit	269,753	338,377	251,067	204,477	297,754	322,641
Income (loss) from operations	49,096	(57,398)	46,957	(3,056)	84,871	87,324
Net income (loss)	67,596	(66,655)	20,430	(9,356)	44,659	45,131
Dividends on preferred shares, declared	-	6,000	-	-	-	-
Net income (loss) attributable to common shareholders	$67,596	$(72,655)	$20,430	$(9,356)	$44,659	$45,131

Net income (loss) per share - basic	$1.00	$(1.07)	$0.34	$(0.16)	$0.74	$0.74
Net income (loss) per share - diluted	$0.98	$(1.07)	$0.33	$(0.16)	$0.73	$0.73

Liquidity

Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration available borrowings and the seasonal nature of our business.

Our principal sources of liquidity as of March 31, 2018 were our cash and cash equivalents of $16.0 million and our available borrowings of $764.4 million under our asset based lending revolving credit facility.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$39,966	$150,530
Net cash provided by (used in) investing activities	(2,750,981)	(81,305)
Net cash provided by (used in) financing activities	2,587,965	(90,718)
Effect of exchange rate changes on cash and cash equivalents	800	119
Net increase (decrease) in cash and cash equivalents	$(122,250)	$(21,374)

Operating Activities

Net cash provided by operating activities was $40.0 million in 2018, compared to $150.5 million in 2017. Cash from operations decreased $110.6 million, mainly due to a decrease in net income after adjustments for non-cash items of $32.0 million and an incremental cash outflow of $78.6 million stemming from changes to our net working capital.

Investing Activities

Net cash used in investing activities was $2.75 billion in 2018, compared to $81.3 million in 2017. The $2.67 billion of additional investing cash flow spend was primarily due to the acquisition of Allied Building Products Corp. that closed on January 2, 2018.

Financing Activities

Net cash provided by financing activities was $2.59 billion in 2018, compared to $90.7 million used in financing activities in 2017. The financing cash flow increase of $2.68 billion was primarily due to the net increase in outstanding debt resulting from the new financing arrangements that we entered into in connection with the Allied Acquisition (see Note 8) as well as the $400.0 million in gross proceeds received from the issuance of convertible preferred stock (see Note 3).

Capital Resources

As of March 31, 2018, we had access to the following financing arrangements:

•	an asset-based revolving line of credit in the United States;
•	an asset-based revolving line of credit in Canada;
•	a term loan; and
•	two separate senior notes instruments

Financing - Allied Acquisition

In connection with the Allied Acquisition, we entered into various financing arrangements totaling $3.57 billion, including an asset-based revolving line of credit of $1.30 billion (“2023 ABL”), $525.0 million of which was drawn at closing, and a $970.0 million term loan (“2025 Term Loan”). We also raised an additional $1.30 billion through the issuance of senior notes (the “2025 Senior Notes”).

The proceeds from these financing arrangements were used to finance the Allied Acquisition, to refinance or otherwise extinguish all third-party indebtedness, to pay fees and expenses associated with the acquisition, and to provide working capital and funds for other general corporate purposes. We capitalized new debt issuance costs totaling approximately $67.7 million related to the 2023 ABL, the 2025 Term Loan and the 2025 Senior Notes.

Since the financing arrangements entered into in connection with the Allied Acquisition had certain lenders who also participated in our previous financing arrangements, portions of the transactions were accounted for as either a debt modification or a debt extinguishment. In accordance with the accounting for debt modification, we expensed $2.0 million of debt issuance costs related to the Allied financing arrangements and recognized a loss on debt extinguishment of $1.7 million. The remainder of the debt issuance costs will be amortized over the term of the Allied financing arrangements.

2023 ABL

On January 2, 2018, we entered into a $1.30 billion asset-based revolving line of credit with Wells Fargo Bank, N.A. and a syndicate of other lenders. The 2023 ABL consists of revolving loans in both the United States (“2023 U.S. Revolver”) in the amount of $1.20 billion and Canada (“2023 Canada Revolver”) in the amount of $100.0 million. The 2023 ABL has a maturity date of January 2, 2023. The 2023 ABL has various borrowing tranches with an interest rate based on a LIBOR rate (with a floor) plus a fixed spread. The current unused commitment fees on the 2023 ABL are 0.25% per annum.

There is one financial covenant under the 2023 ABL, which is a Consolidated Fixed Charge Ratio. The Consolidated Fixed Charge Ratio is calculated by dividing consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) by Consolidated Fixed Charges (both as defined in the agreement). Per the covenant, our Consolidated Fixed Charge Ratio has to be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis.

The 2023 ABL is secured by a first priority lien over substantially all of our and each guarantor’s accounts, chattel paper, deposit accounts, books, records and inventory (as well as intangibles related thereto), subject to certain customary exceptions (the “ABL Priority Collateral”), and a second priority lien over substantially all of our and each guarantor’s other assets, including all of the equity interests of any subsidiary held by us or any guarantor, subject to certain customary exceptions (the “Term Priority Collateral”). The 2023 ABL is guaranteed jointly, severally, fully and unconditionally by our active United States subsidiaries.

As of March 31, 2018, the total balance outstanding on the 2023 ABL, net of $11.8 million of unamortized debt issuance costs, was $424.5 million. We also have outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $14.8 million as of March 31, 2018.

2025 Term Loan

On January 2, 2018, we entered into a $970.0 million Term Loan with Citibank N.A., and a syndicate of other lenders. The 2025 Term Loan requires quarterly principal payments in the amount of $2.4 million, with the remaining outstanding principal to be paid on its maturity date of January 2, 2025. The interest rate is based on a LIBOR rate (with a floor) plus a fixed spread. We have the option of selecting a LIBOR period that determines the rate at which interest can accrue on the Term Loan as well as the period in which interest payments are made.

The 2025 Term Loan is secured by a first priority lien on the Term Priority Collateral and a second priority lien on the ABL Priority Collateral. Certain excluded assets will not be included in the Term Priority Collateral and the Revolving Priority Collateral. The Term Loan is guaranteed jointly, severally, fully and unconditionally by our active United States subsidiaries.

As of March 31, 2018, the outstanding balance on the Term Loan, net of $38.1 million of unamortized debt issuance costs, was $931.9 million.

2025 Senior Notes

On October 25, 2017, Beacon Escrow Corporation, our wholly-owned subsidiary (the “Escrow Issuer”), completed a private offering of $1.30 billion aggregate principal amount of 4.875% Senior Notes due 2025 at an issue price of 100%. The 2025 Senior Notes bear interest at a rate of 4.875% per annum, payable semi-annually in arrears, beginning May 1, 2018. We anticipate repaying the 2025 Senior Notes at the maturity date of November 1, 2025. Per the terms of the Escrow Agreement, the net proceeds from the 2025 Senior Notes remained in escrow until they were used to fund a portion of the purchase price of the Allied Acquisition payable at closing on January 2, 2018.

Upon closing of the Allied Acquisition on January 2, 2018, (i) the Escrow Issuer merged with and into us, and we assumed all obligations under the 2025 Senior Notes; and (ii) all our existing domestic subsidiaries (including the entities acquired in the Allied Acquisition) became guarantors of the 2025 Senior Notes.

As of March 31, 2018, the outstanding balance on the 2025 Senior Notes, net of $21.3 million of debt issuance costs, was $1.28 billion.

Financing - RSG Acquisition

In connection with the RSG Acquisition, we entered into various financing arrangements totaling $1.45 billion, including an asset-based revolving line of credit (“2020 ABL”) of $700.0 million ($350.0 million of which was drawn at closing) and a $450.0 million term loan (“2022 Term Loan”). We also raised an additional $300.0 million through the issuance of senior notes (the “2023 Senior Notes”).

The proceeds from these financing arrangements were used to provide working capital and funds for other general corporate purposes, to refinance or otherwise extinguish all third-party indebtedness, to finance the acquisition, and to pay fees and expenses associated with the RSG acquisition. We incurred debt issuance costs totaling approximately $31.3 million related to the 2020 ABL, 2022 Term Loan, and 2023 Senior Notes.

2020 ABL

On October 1, 2015, we entered into a $700.0 million asset-based revolving line of credit with Wells Fargo Bank, N.A. and a syndicate of other lenders. The 2020 ABL had an original maturity date of October 1, 2022 and consisted of revolving loans in both the United States (“2020 U.S. Revolver”) in the amount of $670.0 million and Canada (“Canada Revolver”) in the amount of $30.0 million. The 2020 ABL had various borrowing tranches with an interest rate based on a LIBOR rate (with a floor) plus a fixed spread. The full balance of the 2020 ABL was paid on January 2, 2018 in conjunction with the Allied Acquisition.

2022 Term Loan

On October 1, 2015, we entered into a $450.0 million Term Loan with Citibank N.A., and a syndicate of other lenders. The 2022 Term Loan required quarterly principal payments in the amount of $1.1 million, with the remaining outstanding principal to be paid on its original maturity date of October 1, 2022. The interest rate was based on a LIBOR rate (with a floor) plus a fixed spread. We had the option of selecting a LIBOR period that determines the rate at which interest would accrue, as well as the period in which interest payments are made. The full balance of the 2022 Term Loan was paid on January 2, 2018 in conjunction with the Allied Acquisition, including the write-off of $0.7 million in debt issuance costs.

2023 Senior Notes

On October 1, 2015, we raised $300.0 million by issuing senior notes due 2023. The 2023 Senior Notes have a coupon rate of 6.38% per annum and are payable semi-annually in arrears, beginning April 1, 2016. There are early payment provisions in the indenture in which we would be subject to “make whole” provisions. We anticipate repaying the notes at the maturity date of October 1, 2023.

The 2023 Senior Notes are guaranteed jointly, severally, fully and unconditionally by our active United States subsidiaries.

As of March 31, 2018, the outstanding balance on the 2023 Senior Notes, net of $7.0 million of unamortized debt issuance costs, was $293.0 million.

Equipment Financing Facilities and Other

As of March 31, 2018 , we had $13.3 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 3.25% and payments due through September 2021.

As of March 31, 2018 , we had $14.9 million of capital lease obligations outstanding. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

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

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2017 Annual Report on Form 10-K have not changed materially during the six month period ended March 31, 2018.

Item 4.	Controls and Procedures

As of March 31, 2018, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)). Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

On January 2, 2018, we completed our acquisition of Allied Building Products Corp. and an affiliated entity ("Allied"). In conducting our assessment of the effectiveness of our internal controls over financial reporting during the quarter, management has elected to exclude Allied from our controls assessment for the remainder of fiscal year 2018, as permitted under existing SEC staff guidance. We are currently in the process of integrating and assessing Allied’s historical internal controls over financial reporting with those of the rest of the Company. The integration may lead to changes in future periods, but we do not expect these changes to materially affect our internal controls over financial reporting.

Including the Allied acquisition, there has been no change to our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Participating Preferred Stock of Beacon Roofing Supply, Inc.	Form 8-K	000-50924	3.1	January 5, 2018

4.1	Indenture, dated as of October 25, 2017, between Beacon Escrow Corporation and U.S. Bank National Association, as trustee.	Form 8-K	000-50924	4.1	October 26, 2017

4.2	Form of 4.875% Senior Notes due 2025 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.1).	Form 8-K	000-50924	4.2	October 26, 2017

4.3	Supplemental Indenture, dated as of January 2, 2018, to the Indenture dated as of October 25, 2017, by and among Beacon Roofing Supply, Inc., certain direct and indirect subsidiaries of Beacon, as subsidiary guarantors, and U.S. Bank National Association, as trustee.	Form 8-K	000-50924	4.2	January 5, 2018

4.4	Second Supplemental Indenture, dated as of January 2, 2018, to the Indenture dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc., certain direct and indirect subsidiaries of Beacon, as additional subsidiary guarantors, and U.S. Bank National Association, as trustee.	Form 8-K	000-50924	4.3	January 5, 2018

10.1	Term Loan Credit Agreement, dated as of January 2, 2018, by and among Beacon Roofing Supply, Inc., Citibank N.A., as administrative agent, and the lenders and financial institutions party thereto.	Form 8-K	000-50924	10.1	January 5, 2018

10.2	Amended and Restated Credit Agreement, dated as of January 2, 2018, by and among Beacon Roofing Supply, Inc., Wells Fargo Bank, National Association, as administrative agent, and the US borrowers, Canadian borrower, lenders and financial institutions party thereto.	Form 8-K	000-50924	10.2	January 5, 2018

10.3	Registration Rights Agreement, dated as of January 2, 2018, by and between Beacon Roofing Supply, Inc. and CD&R Boulder Holdings, L.P.	Form 8-K	000-50924	10.4	January 5, 2018

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1*	Certification pursuant to 18 U.S.C. Section 1350

101*	101.INS XBRL Instance

	101.SCH XBRL Taxonomy Extension Schema
	101.CAL XBRL Taxonomy Extension Calculation
	101.LAB XBRL Taxonomy Extension Labels
	101.CAL XBRL Taxonomy Extension Calculation
	101.PRE XBRL Taxonomy Extension Presentation
	101.LAB XBRL Taxonomy Extension Labels
	101.DEF XBRL Taxonomy Extension Definition

+	Management contract or compensatory plan/arrangement
*	Filed herewith

Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Extensible Business Reporting Language (XBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q: (i) the Consolidated Balance Sheets as of March 31, 2018; September 30, 2017; and March 31, 2017, (ii) the Consolidated Statements of Operations for the three and six months ended March 31, 2018 and March 31, 2017, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2018 and March 31, 2017, (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2018 and March 31, 2017, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: May 9, 2018	BY:	/s/ JOSEPH M. NOWICKI
Joseph M. Nowicki
Executive Vice President & Chief Financial Officer