Form 10-Q
period 2018-06-30
BEACON ROOFING SUPPLY INC
filed 2018-08-08
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of July 31, 2018, 68,111,464 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Quarter Ended June 30, 2018

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(Unaudited; In thousands, except share and per share amounts)

	June 30,	September 30,	June 30,
	2018	2017	2017
Assets
Current assets:
Cash and cash equivalents	$27,551	$138,250	$33,055
Accounts receivable, less allowance of $13,963, $11,829 and $13,253 as of June 30, 2018, September 30, 2017 and June 30, 2017, respectively	1,077,888	704,527	670,977
Inventories, net	1,165,389	551,924	641,425
Prepaid expenses and other current assets	337,589	209,138	221,477
Total current assets	2,608,417	1,603,839	1,566,934
Property and equipment, net	288,708	156,129	156,951
Goodwill	2,321,180	1,251,986	1,256,014
Intangibles, net	1,371,005	429,069	442,962
Other assets, net	1,511	8,534	1,511
Total Assets	$6,590,821	$3,449,557	$3,424,372

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$719,686	$503,697	$387,579
Accrued expenses	520,952	261,297	280,315
Current portions of long-term debt	19,714	14,141	13,762
Total current liabilities	1,260,352	779,135	681,656
Borrowings under revolving lines of credit, net	482,489	3,205	449,615
Long-term debt, net	2,494,308	721,268	721,685
Deferred income taxes, net	93,928	138,383	142,116
Long-term obligations under equipment financing and other, net	15,979	23,213	26,025
Other long-term liabilities	6,319	2,547	2,387
Total liabilities	4,353,375	1,667,751	2,023,484

Commitments and contingencies (Note 9)

Convertible preferred stock; $0.01 par value; 400,000 shares authorized, issued and outstanding as of June 30, 2018; none authorized, issued and outstanding as of September 30, 2017 or June 30, 2017	$399,195	$-	$-

Stockholders' equity:
Common stock (voting); $0.01 par value; 100,000,000 shares authorized; 68,105,113 issued and outstanding as of June 30, 2018; 67,700,858 issued and outstanding as of September 30, 2017; 60,361,035 issued and outstanding at June 30, 2017	681	677	603
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	1,063,137	1,047,506	714,608
Retained earnings	792,502	748,186	703,055
Accumulated other comprehensive loss	(18,069)	(14,563)	(17,378)
Total stockholders' equity	1,838,251	1,781,806	1,400,888
Total Liabilities and Stockholders' Equity	$6,590,821	$3,449,557	$3,424,372

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net sales	$1,934,951	$1,213,894	$4,482,555	$3,086,802
Cost of products sold	1,441,057	916,140	3,380,531	2,333,504
Gross profit	493,894	297,754	1,102,024	753,298
Operating expense:
Selling, general and administrative	323,194	183,600	858,534	538,288
Depreciation	15,811	8,579	41,640	25,122
Amortization	50,076	20,704	105,339	61,116
Total operating expense	389,081	212,883	1,005,513	624,526
Income (loss) from operations	104,813	84,871	96,511	128,772
Interest expense, financing costs, and other	37,348	13,397	99,486	39,239
Income (loss) before provision for income taxes	67,465	71,474	(2,975)	89,533
Provision for (benefit from) income taxes	18,090	26,815	(53,291)	33,800
Net income (loss)	$49,375	$44,659	$50,316	$55,733
Dividends on preferred shares[1]	6,000	-	12,000	-
Net income (loss) attributable to common shareholders	$43,375	$44,659	$38,316	$55,733

Weighted-average common stock outstanding:
Basic	68,086,387	60,311,923	67,976,980	60,131,546
Diluted	69,148,143	61,350,843	69,240,040	61,163,591

Net income (loss) per share[2]:
Basic	$0.56	$0.74	$0.52	$0.93
Diluted	$0.55	$0.73	$0.51	$0.91

_____________________

  1 For the three months ended June 30, 2018, $6.0 million is comprised entirely of cumulative dividends that are undeclared as of period end. For the nine months ended June 30, 2018, $12.0 million is comprised of the $6.0 million undeclared cumulative dividends as well as an additional $6.0 million of preferred share dividends that had been declared and paid as of period end.

  2 See Note 4 for detailed calculations and further discussion.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$49,375	$44,659	$50,316	$55,733
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,535)	1,730	(3,506)	891
Total other comprehensive income (loss)	(1,535)	1,730	(3,506)	891
Comprehensive income (loss)	$47,840	$46,389	$46,810	$56,624

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(Unaudited; In thousands)

	Nine Months Ended June 30,
	2018	2017
Operating Activities
Net income (loss)	$50,316	$55,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,979	86,238
Stock-based compensation	13,133	11,227
Certain interest expense and other financing costs	11,549	3,989
Loss on debt extinguishment	1,726	-
Gain on sale of fixed assets	(1,131)	(726)
Deferred income taxes[1]	(48,855)	6,625
Changes in operating assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(52,024)	(28,309)
Inventories	(299,881)	(141,942)
Prepaid expenses and other assets	(19,511)	(55,973)
Accounts payable and accrued expenses	195,948	137,290
Other liabilities	732	21
Net cash provided by (used in) operating activities	(1,019)	74,173

Investing Activities
Purchases of property and equipment	(34,978)	(31,882)
Acquisition of businesses, net	(2,715,429)	(128,533)
Proceeds from the sale of assets	750	1,839
Net cash provided by (used in) investing activities	(2,749,657)	(158,576)

Financing Activities
Borrowings under revolving lines of credit	2,122,949	1,721,927
Repayments under revolving lines of credit	(1,631,978)	(1,633,570)
Borrowings under term loan	970,000	-
Repayments under term loan	(443,425)	(3,375)
Borrowings under senior notes	1,300,000	-
Payment of debt issuance costs	(65,788)	-
Repayments under equipment financing facilities and other	(8,604)	(7,780)
Proceeds from issuance of convertible preferred stock	400,000	-
Payment of stock issuance costs	(1,279)	-
Payment of dividends on preferred stock	(6,000)	-
Proceeds from issuance of common stock related to equity awards	6,950	9,994
Taxes paid related to net share settlement of equity awards	(3,975)	(1,172)
Net cash provided by (used in) financing activities	2,638,850	86,024

Effect of exchange rate changes on cash and cash equivalents	1,127	48

Net increase (decrease) in cash and cash equivalents	(110,699)	1,669
Cash and cash equivalents, beginning of period	138,250	31,386
Cash and cash equivalents, end of period	$27,551	$33,055

Supplemental cash flow information
Cash paid during the period for:
Interest	$91,662	$49,656
Income taxes, net of tax refunds	33,751	37,814

_____________________

  1 Includes impact of provisional amounts recognized relating to estimated impact of Tax Cuts and Jobs Act of 2017 – see Note 12 for further discussion.

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

On January 2, 2018, the Company finalized its acquisition of Allied Building Products Corp., a New Jersey corporation, and an affiliated entity (together “Allied”) for $2.625 billion, subject to certain working capital and other adjustments (see Note 3 for further discussion). Allied engages in the distribution of roofing materials, drywall, ceiling tile, and related accessories in the United States and was a wholly-owned subsidiary of Oldcastle Distribution, Inc.

The Company operates its business under regional and local trade names and, as of June 30, 2018, the Company serviced customers in all 50 states within the United States and 6 provinces in Canada. The Company’s material subsidiaries are Beacon Sales Acquisition, Inc., Allied Building Products, LLC and Beacon Roofing Supply Canada Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

Beacon Roofing Supply, Inc. (the “Company”) prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. Certain prior period amounts have been reclassified to conform to current period presentation. The balance sheet as of June 30, 2017 has been presented for a better understanding of the impact of seasonal fluctuations on the Company’s financial condition.

In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine months ended June 30, 2018 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2018 (“fiscal year 2018” or “2018”).

The three-month periods ended June 30, 2018 and 2017 each had 64 business days and the nine-month periods ended June 30, 2018 and 2017 each had 189 business days, respectively.

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

Recent Accounting Pronouncements—Adopted

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” This guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The provisions of this standard were effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2016, and early adoption was permitted. The Company adopted this guidance effective October 1, 2017. As a result, the Company now records excess tax benefits (or deficiencies) as income tax benefits (or expenses) in our consolidated statements of operations rather than as additional paid-in-capital in its consolidated balance sheets. ASU 2016-09 allowed for this guidance to be applied prospectively or retrospectively.  The Company elected to apply this guidance prospectively, and recognized $0.1 million and $3.0 million of excess tax benefits in our consolidated statement of operations related to equity award transactions executed in the period for the three and nine months ended June 30, 2018. To align with the prospective treatment in our consolidated statements of operations, the Company now classifies excess tax benefits (or deficiencies) along with accrued income taxes in operating activities within our consolidated statements of cash flows. The Company elected to retain its historical approach to accounting for forfeitures and statutory tax withholding requirements, therefore these specific aspects of the new guidance had no impact on its financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash.” This guidance standardizes the presentation of changes to restricted cash on the statement of cash flows by requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amount generally described as restricted cash or restricted cash equivalents. The provisions of this standard are effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2017, and early adoption is permitted. The Company adopted this guidance effective October 1, 2017 and applied it retrospectively, and the standard did not have a material impact on the Company’s financial statement and related disclosures.

Recent Accounting Pronouncements—Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective for public business entities for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2017, and early adoption is permitted for annual reporting periods beginning after December 15, 2016. The standard permits the use of either the full retrospective or modified retrospective adoption methods. The Company is continuing to perform a detailed evaluation, using a five-step model specified in the guidance, to assess the impacts of the new standard on our legacy and newly acquired businesses, and expects to apply the guidance using the modified retrospective method. Based on the Company’s knowledge of its revenue transactions, the Company does not expect the adoption of this new guidance to have a material impact on its financial statements, but does expect that it will result in additional revenue recognition disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases.” This guidance will replace most existing accounting for lease guidance when it becomes effective. This new standard is effective using the modified retrospective approach for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2018, and early adoption is permitted. In July 2018, the FASB amended the new lease standard which, among other changes, allows a company to elect to adopt ASU 2016-02 using a transition option whereby a cumulative effect adjustment is recorded to the opening balance of its retained earnings on the adoption date. The guidance will require the Company to record a right of use asset and a lease liability for most of the Company’s leases, including those currently treated as operating leases. The Company is in the process of evaluating the impact of the standard and has decided that it will use the practical expedients outlined in the transition guidance. The scope of the overall impact on the Company’s financial statements and related disclosures is still being quantified.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This new standard is effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business.” This guidance is intended to assist entities when evaluating when a set of transferred assets and activities constitutes a business. This new standard is effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2017, and early adoption is permitted. The Company does not expect the adoption of this new guidance to have a material impact on its financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Accounting for Goodwill Impairment.” This guidance is intended to introduce a simplified approach to measurement of goodwill impairment, eliminating the need for a hypothetical purchase price allocation and instead measuring impairment by the amount a reporting unit’s carrying value exceeds its fair value. This new standard is effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2019, and early adoption is permitted. The Company does not expect the adoption of this new guidance to have a material impact on its financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting.” This guidance is intended to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. This new standard is effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2017, and early adoption is permitted. The Company does not expect the adoption of this new guidance to have a material impact on its financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income.” This guidance is intended to address the accounting treatment for the tax effects on items within accumulated other comprehensive income as a result of the adoption of the Tax Cuts and Jobs Act of 2017 (see Note 12 for further discussion). This new standard is effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2018, and early adoption is permitted. The Company does not expect the adoption of this new guidance to have a material impact on its financial statements and related disclosures.

3. Acquisitions

Allied Building Products Corp.

On January 2, 2018 (the “Closing Date”), the Company completed its previously announced acquisition (the “Allied Acquisition”) of all the outstanding capital stock of Allied Building Products Corp. and an affiliated entity (together, “Allied”), pursuant to that certain Stock Purchase Agreement, dated August 24, 2017 (the “Stock Purchase Agreement”), among the Company, Oldcastle, Inc., as parent, and Oldcastle Distribution, Inc., as seller, for approximately $2.625 billion in cash, subject to a working capital and certain other adjustments as set forth in the Stock Purchase Agreement (the “Purchase Price”). As of June 30, 2018, the Company recorded a net working capital adjustment of $88.1 million.

In connection with the Allied Acquisition, on the Closing Date the Company entered into (i) a new term loan agreement with Citibank, N.A., providing for a term loan B facility with an initial commitment of $970.0 million and (ii) an amended and restated credit agreement with Wells Fargo Bank, N.A., providing for a senior secured asset-based revolving credit facility with an initial commitment of $1.30 billion. Base borrowing rates on these facilities are at LIBOR plus 1.25% and LIBOR plus 2.25%, respectively.

In connection with the Allied Acquisition, on the Closing Date, the Company completed the sale of 400,000 shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with an aggregate liquidation preference of $400.0 million, at a purchase price of $1,000 per share, to CD&R Boulder Holdings, L.P., pursuant to that certain Investment Agreement, dated as of August 24, 2017, with CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for the purpose of limited provisions therein) (the “Convertible Preferred Stock Purchase”). The $400.0 million in proceeds from the Convertible Preferred Stock Purchase were used to finance, in part, the Purchase Price. The Preferred Stock is convertible perpetual participating preferred stock of the Company, and conversion of the Preferred Stock into $0.01 par value shares of the Company’s common stock will be at a conversion price of $41.26 per share. The Preferred Stock accumulates dividends at a rate of 6.0% per annum (payable in cash or in-kind, subject to certain conditions). The Preferred Stock is not mandatorily redeemable; therefore it is classified on the Company’s consolidated balance sheets as mezzanine equity and recognized at $399.2 million (the $400.0 million proceeds received on the Closing Date, net of $0.8 million of issuance costs).

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

	January 2, 2018		January 2, 2018
	(as reported at March 31, 2018)	Adjustments	(as adjusted at June 30, 2018)
Cash	$19,322	$(19,153)	$169
Accounts receivable	315,485	7,477	322,962
Inventory	322,705	(8,047)	314,658
Prepaid and other current assets	59,279	15,865	75,144
Property, plant, and equipment	139,528	(168)	139,360
Goodwill	1,130,635	(61,137)	1,069,498
Intangible assets	1,037,000	10,000	1,047,000
Current liabilities	(271,252)	18,204	(253,048)
Non-current liabilities	(6,820)	4,175	(2,645)
Total purchase price	$2,745,882	$(32,784)	$2,713,098

The purchase accounting entries above assume the Company will make a Section 338(h)(10) election under the current U.S. tax code. As of June 30, 2018 the Company had not made this election, but expects to do so in in the fourth quarter of fiscal year 2018 and has reflected the impact of this future election in its fiscal year 2018 tax provision accordingly. Upon making the Section 338(h)(10) election, the Company will then determine the amount of Allied goodwill that will become tax deductible. All of the Company’s goodwill plus the indefinite-lived trade name are tested for impairment annually, and all acquired goodwill and intangible assets are subject to review for impairment should future indicators of impairment develop. There were no material contingencies assumed as part of the Allied acquisition.

Net sales from the Allied Acquisition included in the Company’s statements of operations for the nine months ended June 30, 2018 were $1.32 billion. Net income (loss) from the Allied Acquisition included in the Company’s statements of operations for the nine months ended June 30, 2018 was $15.8 million.

The following table represents the unaudited pro forma consolidated net sales and net income (loss) for the Company for the periods indicated (in thousands):

	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017
	(unaudited)
Net sales	$5,148,204	$4,958,292
Net income (loss)	11,394	15,654

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

Additional Acquisitions – Fiscal Year 2018

During the nine months ended June 30, 2018, the Company acquired 1 branch from the following acquisition:

•

On May 1, 2018, the Company acquired Tri-State Builder’s Supply, a wholesale supplier of roofing, siding, windows, doors and related building products with 1 branch located in Duluth, Minnesota and annual sales of approximately $6 million.

The Company recorded the acquired assets and liabilities related to this transaction at their estimated fair value as of the respective acquisition date, with resulting goodwill of $1.3 million (all of which is deductible for tax purposes) and $0.8 million in intangible assets associated with this acquisition.

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

For those acquisitions where the acquisition accounting entries have yet to be finalized, the Company’s allocation of the purchase price is subject to change on receipt of additional information, including, but not limited to, the finalization of asset valuations (intangible and fixed) and income tax accounting as well as the Company’s continued review of the assumed liabilities that may result in the recognition of changes to the carrying amounts on the opening balance sheet and a related adjustment to goodwill.

4. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period, without consideration for common share equivalents or the conversion of Preferred Stock. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and vesting of restricted stock unit awards. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by the fully diluted weighted-average number of common shares outstanding during the period.

Holders of Preferred Stock participate in dividends on an as-converted basis when declared on common shares. As a result, Preferred Stock is classified as a participating security and thereby requires the allocation income that would have otherwise been available to common shareholders when calculating net income (loss) per share.

Diluted net income (loss) per share is calculated by utilizing the most dilutive result of the if-converted and two-class methods. In both methods, net income (loss) attributable to common shareholders and the weighted-average common shares outstanding are adjusted to account for the impact of the assumed issuance of potential common shares that are dilutive, subject to dilution sequencing rules.

The following table presents the components and calculations of basic and diluted net income (loss) per share for each period presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$49,375	$44,659	$50,316	$55,733
Dividends on preferred shares	(6,000)	-	(12,000)	-
Net income (loss) attributable to common shareholders	$43,375	$44,659	$38,316	$55,733
Undistributed income allocated to participating securities	(5,406)	-	(3,293)	-
Net income (loss) attributable to common shareholders - basic and diluted	$37,969	$44,659	$35,023	$55,733

Weighted-average common shares outstanding - basic	68,086,387	60,311,923	67,976,980	60,131,546
Effect of common share equivalents	1,061,756	1,038,920	1,263,060	1,032,045
Weighted-average common shares outstanding - diluted	69,148,143	61,350,843	69,240,040	61,163,591

Net income (loss) per share - basic	$0.56	$0.74	$0.52	$0.93
Net income (loss) per share - diluted	$0.55	$0.73	$0.51	$0.91

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per share because the effect was either anti-dilutive or the requisite performance conditions were not met:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Stock options	484,358	247,102	349,281	359,757
Restricted stock units	355,891	-	148,638	82,520
Preferred Stock	9,694,619	-	6,392,056	-

5. Stockholders’ Equity

The following table presents the activity included in stockholders’ equity during the nine months ended June 30, 2018 (in thousands, except share amounts):

					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2017	67,700,858	$677	$1,047,506	$748,186	$(14,563)	$1,781,806
Issuance of common stock, net of shares withheld for taxes	404,255	4	2,972	-	-	2,976
Issuance costs related to secondary offering of common stock	-	-	(474)	-	-	(474)
Stock-based compensation	-	-	13,133	-	-	13,133
Other comprehensive income (loss)	-	-	-	-	(3,506)	(3,506)
Net income (loss)	-	-	-	50,316	-	50,316
Dividends on preferred shares[1]	-	-	-	(6,000)	-	(6,000)
Balance at June 30, 2018	68,105,113	$681	$1,063,137	$792,502	$(18,069)	$1,838,251

________________________________

[1]	Amount represents only dividends that have been declared as of June 30, 2018.

Common Stock

The Company is authorized to issue 100 million shares of common stock. As of June 30, 2018, September 30, 2017, and June 30, 2017 there were 68,105,113, 67,700,858 and 60,361,035 shares of common stock issued and outstanding, respectively.

Accumulated Other Comprehensive Loss

Other comprehensive income (loss) is comprised of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity.

The following table summarizes the components of and changes in accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance as of September 30, 2017	$(14,563)	$(14,563)
Other comprehensive income before reclassifications	(3,506)	(3,506)
Reclassifications out of other comprehensive loss	-	-
Balance as of June 30, 2018	$(18,069)	$(18,069)

6. Stock-based Compensation

On February 9, 2016, the shareholders of the Company approved the Amended and Restated Beacon Roofing Supply, Inc. 2014 Stock Plan (the “2014 Plan”). The 2014 Plan provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights (“SARs”) for up to 5,000,000 shares of common stock to selected employees and non-employee directors. The 2014 Plan mandates that all forfeited, expired, and withheld shares, including those from the predecessor plans, be returned to the 2014 Plan and made available for issuance. As of June 30, 2018, there were 3,748,856 shares of common stock available for issuance.

Prior to the 2014 Plan, the Company maintained the amended and restated Beacon Roofing Supply, Inc. 2004 Stock Plan (the “2004 Plan”). Upon shareholder approval of the 2014 Plan, the Company ceased issuing equity awards from the 2004 Plan and mandated that all future equity awards will be issued from the 2014 Plan.

For all equity awards granted prior to October 1, 2014, in the event of a change in control of the Company, all awards are immediately vested. Beginning in fiscal 2015, equity awards contained a “double trigger” change in control mechanism. Unless an award is continued or assumed by a public company in an equitable manner, an award shall become fully vested immediately prior to a change in control (at 100% of the grant target in the case of a performance-based restricted stock unit award). If an award is so continued or assumed, vesting will continue in accordance with the terms of the award, unless there is a qualifying termination within one-year following the change in control, in which event the award shall immediately become fully vested (at 100% of the grant target in the case of a performance-based restricted stock unit award).

Stock Options

Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in three annual installments over the three-year period following the grant dates.

The fair values of the options granted during the nine months ended June 30, 2018 were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.10%
Expected volatility	26.43%
Expected life (in years)	5.46
Dividend yield	-

The following table summarizes all stock option activity for the nine months ended June 30, 2018 (in thousands, except share, per share, and time period amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of September 30, 2017	2,084,228	$28.84	6.1	$46,714
Granted	276,370	55.17
Exercised	(277,589)	25.04
Canceled/Forfeited	(54,669)	40.15
Expired	(1,991)	15.28
Balance as of June 30, 2018	2,026,349	$32.66	5.9	$24,544
Vested and expected to vest after June 30, 2018	2,008,997	$32.52	5.9	$24,497
Exercisable as of June 30, 2018	1,470,856	$27.30	4.9	$22,871

________________________________

[1]

Aggregate intrinsic value as represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.

During the three months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense related to stock options of $1.0 million and $1.1 million, respectively. During the nine months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense related to stock options of $2.9 million and $3.7 million, respectively. As of June 30, 2018, there was $5.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes additional information on stock options for the periods presented (in thousands, except per share amounts):

	Nine Months Ended June 30,
	2018	2017
Weighted-average fair value of stock options granted	$15.86	$14.21
Total grant date fair value of stock options vested	4,172	5,504
Total intrinsic value of stock options exercised	8,995	9,617

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

RSUs granted to non-employee directors are subject to continued service and vest on the first anniversary of the grant date (except under certain conditions). Generally, the common shares underlying the RSUs are not eligible for distribution until the non-employee director’s service on the Board has terminated, and for non-employee director RSU grants made prior to fiscal year 2014, the share distribution date is six months after the director’s termination of service on the board. Beginning in fiscal year 2016, the Company enacted a policy that allows any non-employee directors who have Beacon equity holdings (defined as common stock and outstanding vested equity awards) with a total fair value that is greater than or equal to five times the annual Board cash retainer to elect to have any future RSU grants settle simultaneously with vesting.

The following table summarizes all restricted stock unit activity for the nine months ended June 30, 2018:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at September 30, 2017	770,973	$38.95
Granted	370,190	57.40
Performance awards[1]	41,440	39.56
Released	(191,703)	31.91
Canceled/Forfeited	(43,082)	48.84
Balance at June 30, 2018	947,818	$47.16
Vested and expected to vest after June 30, 2018[2]	961,213	$47.22

_________________________________

[1]	Additional restricted stock units outstanding as a result of the satisfaction of a performance vesting condition prior to the ascribed time-based vesting condition (release date).
[2]

Amount of restricted stock units vested and expected to vest is larger than the balance outstanding at period end due to the impact of certain restricted stock unit awards with performance vesting condition estimates that are greater than 100% as of June 30, 2018.

During the three months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense related to restricted stock units of $4.3 million and $2.6 million, respectively. During the nine months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense related to restricted stock units of $10.2 million and $7.7 million, respectively. As of June 30, 2018, there was $23.3 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes additional information on RSUs for the periods presented (in thousands, except per share amounts):

	Nine Months Ended June 30,
	2018	2017
Weighted-average fair value of RSUs granted	$57.40	$47.31
Total grant date fair value of RSUs vested	6,656	4,552
Total intrinsic value of RSUs released	11,041	5,620

7. Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill during the nine months ended June 30, 2018 and 2017, respectively (in thousands):

Balance at September 30, 2016	$1,197,565
Acquisitions	58,234
Translation and other adjustments	215
Balance at June 30, 2017	$1,256,014

Balance at September 30, 2017	$1,251,986
Acquisitions	1,070,823
Translation and other adjustments	(1,629)
Balance at June 30, 2018	$2,321,180

The change in the carrying amount of goodwill for the nine months ended June 30, 2018 and 2017 is primarily attributable to the Company’s acquisitions finalized during the respective periods presented (see Note 3 for further discussion).

Intangible Assets

In connection with transactions finalized during the nine months ended June 30, 2018, the Company recorded intangible assets of $1.05 billion ($920.8 million of customer relationships, $6.6 million of beneficial lease arrangements, and $120.0 million of indefinite-lived trademarks). In connection with transactions finalized during fiscal year 2017, the Company recorded intangible assets of $47.4 million ($42.7 million of customer relationships, $4.6 million of amortizable trademarks, and $0.1 million of beneficial lease arrangements).

The following table summarizes intangible assets by category (in thousands, except time period amounts):

	June 30, 2018	September 30, 2017	June 30, 2017	Weighted- Average Remaining Life[1] (Years)
Amortizable intangible assets:
Non-compete agreements	$2,824	$2,824	$2,824	2.73
Customer relationships	1,530,434	610,026	605,326	18.85
Trademarks	10,500	10,500	7,650	7.78
Beneficial lease arrangements	7,644	1,060	960	4.94
Total amortizable intangible assets	1,551,402	624,410	616,760
Accumulated amortization	(373,447)	(268,391)	(246,848)
Total amortizable intangible assets, net	$1,177,955	$356,019	$369,912
Indefinite lived trademarks	193,050	73,050	73,050
Total intangibles, net	$1,371,005	$429,069	$442,962

_________________________________

[1]	As of June 30, 2018

For the three months ended June 30, 2018 and 2017, we recorded $50.1 million and $20.7 million of amortization expense relating to the above-listed intangible assets, respectively. For the nine months ended June 30, 2018 and 2017, we recorded $105.3 million and $61.1 million of amortization expense relating to the above-listed intangible assets, respectively. The intangible asset lives range from 5 to 20 years and have a weighted-average remaining life of 18.7 years as of June 30, 2018.

The following table summarizes the estimated future amortization expense for intangible assets (in thousands):

Year Ending September 30,
2018 (July - Sept)	$25,010
2019	189,302
2020	182,398
2021	153,513
2022	125,948
Thereafter	501,784
$1,177,955

8. Financing Arrangements

The following table summarizes all financing arrangements from the respective periods presented (in thousands):

	June 30,	September 30,	June 30,
	2018	2017	2017
Revolving Lines of Credit:
2020 ABL
U.S. Revolver, expires October 1, 2020 [1]	$-	$-	$437,285
Canada Revolver, expires October 1, 2020[2]	-	3,205	12,330
2023 ABL
U.S. Revolver, expires January 2, 2023[3]	471,857	-	-
Canada Revolver, expires January 2, 2023[4]	10,632	-	-
Less: current portion	-	-	-
Borrowings under revolving lines of credit, net	$482,489	$3,205	$449,615

Term Loans:
Term Loan, matures October 1, 2022[5]	$-	$433,440	$434,177
Term Loan, matures January 2, 2025[6]	931,332	-	-
Less: current portion	(9,700)	(4,500)	(4,500)
Total long-term borrowings under term loans	$921,632	$428,940	$429,677

Senior Notes:
Senior Notes, mature October 2023[7]	293,287	292,328	292,008
Senior Notes, mature November 2025[8]	1,279,389	-	-
Less: current portion	-	-	-
Total long-term borrowings under Senior Notes	$1,572,676	$292,328	$292,008

Long-term debt, net	$2,494,308	$721,268	$721,685

Equipment Financing Facilities and Other:
Equipment financing facilities, various maturities through September 2021[9]	$12,288	$12,898	$14,314
Capital lease obligations, various maturities through November 2021[10]	13,705	19,956	20,973
Total obligations under equipment financing facilities and other	25,993	32,854	35,287
Less: current portion	(10,014)	(9,641)	(9,262)
Long-term obligations under equipment financing and other, net	$15,979	$23,213	$26,025

________________________________

[1]	Extinguished on January 2, 2018; Effective rate on borrowings of 3.28% as of June 30, 2017
[2]	Extinguished on January 2, 2018; Effective rate on borrowings of 3.70% as of September 30, 2017 and 3.20% as of June 30, 2017
[3]	Effective rate on borrowings of 3.78% as of June 30, 2018
[4]	Effective rate on borrowings of 3.95% as of June 30, 2018
[5]	Extinguished on January 2, 2018; Interest rate of 3.50% as of September 30, 2017 and June 30, 2017
[6]	Interest rate of 4.35% as of June 30, 2018
[7]	Interest rate of 6.38% as of June 30, 2018, September 30, 2017 and June 30, 2017
[8]	Interest rate of 4.88% as of June 30, 2018
[9]	Fixed interest rates ranging from 2.33% to 3.25% as of June 30, 2018, September 30, 2017, and June 30, 2017
[10]	Fixed interest rates ranging from 2.72% to 10.39% as of June 30, 2018 , September 30, 2017, and June 30, 2017

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

The proceeds from these financing arrangements were used to finance the Allied Acquisition, to refinance or otherwise extinguish all third-party indebtedness, to pay fees and expenses associated with the acquisition, and to provide working capital and funds for other general corporate purposes. The Company capitalized new debt issuance costs totaling approximately $65.8 million related to the 2023 ABL, the 2025 Term Loan and the 2025 Senior Notes.

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

As of June 30, 2018, the total balance outstanding on the 2023 ABL, net of $11.3 million of unamortized debt issuance costs,   was $482.5 million. The Company also has outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $14.8 million as of June 30, 2018.

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

The 2025 Term Loan is secured by a first priority lien on the Term Priority Collateral and a second priority lien on the ABL Priority Collateral. Certain excluded assets will not be included in the Term Priority Collateral and the ABL Priority Collateral. The Term Loan is guaranteed jointly, severally, fully and unconditionally by the Company’s active United States subsidiaries.

As of June 30, 2018, the outstanding balance on the 2025 Term Loan, net of $36.2 million of unamortized debt issuance costs, was $931.3 million.

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

As of June 30, 2018, the outstanding balance on the 2025 Senior Notes, net of $20.6 million of unamortized debt issuance costs, was $1.28 billion.

Financing - RSG Acquisition

In connection with the Roofing Supply Group (“RSG”) acquisition, the Company entered into various financing arrangements totaling $1.45 billion, including an asset-based revolving line of credit (“2020 ABL”) of $700.0 million ($350.0 million of which was drawn at closing) and a $450.0 million term loan (“2022 Term Loan”). The Company also raised an additional $300.0 million through the issuance of senior notes (the “2023 Senior Notes”).

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

2020 ABL

On October 1, 2015, the Company entered into a $700.0 million asset-based revolving line of credit with Wells Fargo Bank, N.A. and a syndicate of other lenders. The 2020 ABL had an original maturity date of October 1, 2020 and consisted of revolving loans in both the United States (“2020 U.S. Revolver”) in the amount of $670.0 million and Canada (“Canada Revolver”) in the amount of $30.0 million. The 2020 ABL had various borrowing tranches with an interest rate based on a LIBOR rate (with a floor) plus a fixed spread. The full balance of the 2020 ABL was paid on January 2, 2018 in conjunction with the Allied Acquisition.

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

As of June 30, 2018, the outstanding balance on the 2023 Senior Notes, net of $6.7 million of unamortized debt issuance costs, was $293.3 million.

Equipment Financing Facilities and Other

As of June 30, 2018, the Company had a $12.3 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 3.25% and payments due through September 2021.

As of June 30, 2018, the Company had $13.7 million of capital lease obligations outstanding. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

9. Commitments and Contingencies

Operating Leases

The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis.

At June 30, 2018, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year were as follows (in thousands):

Year Ending September 30,
2018 (July - Sept)	$25,318
2019	98,378
2020	85,759
2021	74,622
2022	55,115
Thereafter	128,317
Total minimum lease payments	$467,509

For the three months ended June 30, 2018 and 2017, rent expense was $27.7 million and $15.8 million, respectively. For the nine months ended June 30, 2018 and 2017, rent expense was $71.4 million and $44.7 million, respectively. Sublet income was immaterial for each of these periods.

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

10. Geographic Data

The following tables summarize certain geographic information for the periods presented (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net sales
U.S.	$1,883,249	$1,167,647	$4,364,128	$2,977,108
Canada	51,702	46,247	118,427	109,694
Total net sales	$1,934,951	$1,213,894	$4,482,555	$3,086,802

	June 30,	September 30,	June 30,
	2018	2017	2017
Long-lived assets
U.S.	$1,455,771	$507,236	$515,170
Canada	12,403	13,446	13,204
Total long-lived assets	$1,468,174	$520,682	$528,374

11. Fair Value Measurement

As of June 30, 2018, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

As of June 30, 2018, based upon recent trading prices (Level 2 — market approach), the fair value of the Company’s $300.0 million Senior Notes due in 2023 was $311.0 million and the fair value of the $1.30 billion Senior Notes due 2025 was $1.20 billion.

As of June 30, 2018, the fair value of the Company’s term loan and revolving asset-based line of credit approximated the amount outstanding. The Company estimates the fair value of its Senior Secured Credit Facility by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

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

As of June 30, 2018, the Company was able to make the following reasonable estimates on the impact of the corporate taxation changes from the TCJA:

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

•

The Company initially remeasured all its deferred tax assets and liabilities based on the revised corporate income tax rate (21%). Due to the Company’s status as a non-calendar year-end filer, it was required to perform additional analysis to distinguish those deferred taxes that will be realized during fiscal year 2018 at the blended federal corporate income tax rate of 24.5% from those that will be realized in future years at the revised rate.  As a result, the Company recognized a provisional decrease of its deferred tax liabilities and related income tax benefit of $1.2 million and $50.1 million in its consolidated statement of operations for the three and nine months ended June 30, 2018, respectively. The Company will continue to refine its deferred tax remeasurement calculation and assess the related impact, which potentially could result in additional adjustments.

•

The Company estimated the impact of the mandatory repatriation transition tax on the net accumulated earnings and profits of the Company’s foreign subsidiary, Beacon Roofing Supply Canada Company (“BRSCC”). As a result, the Company recognized a provisional expense of $0.9 million for the one-time transition tax liability in its consolidated statement of operations during the first quarter of fiscal year 2018. The Company has not yet finalized its calculation of the repatriation transition tax, as it continues to analyze of the amount of BRSCC earnings held in cash and other specified assets that had been previously deferred from U.S. federal taxation.

State conformity to the TCJA law changes has not been communicated by the state and local jurisdictions at this time; therefore, the Company has not made any provisional adjustments related to the potential impact in its financial statements. The Company will continue to account for items where a reasonable estimate of the impact could not be assessed as of June 30, 2018 under the guidance that was in effect immediately prior to the enactment of the TCJA, ASC 740, Accounting for Income Taxes.

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

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	June 30, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$50,563	$3,698	$(26,710)	$27,551
Accounts receivable, net	-	1,046,751	32,277	(1,140)	1,077,888
Inventories, net	-	1,132,228	33,161	-	1,165,389
Prepaid expenses and other current assets	44,662	286,478	6,449	-	337,589
Total current assets	44,662	2,516,020	75,585	(27,850)	2,608,417

Intercompany receivable, net	-	1,290,785	-	(1,290,785)	-
Investments in consolidated subsidiaries	5,981,419	-	-	(5,981,419)	-
Deferred income taxes, net	19,702	-	-	(19,702)	-
Property and equipment, net	14,046	264,610	10,052	-	288,708
Goodwill	-	2,291,635	29,545	-	2,321,180
Intangibles, net	-	1,368,653	2,352	-	1,371,005
Other assets, net	1,242	269	-	-	1,511

Total Assets	$6,061,071	$7,731,972	$117,534	$(7,319,756)	$6,590,821

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$42,884	$688,336	$16,316	$(27,850)	$719,686
Accrued expenses	24,416	490,987	5,549	-	520,952
Current portions of long-term debt	9,700	10,014	-	-	19,714
Total current liabilities	77,000	1,189,337	21,865	(27,850)	1,260,352

Intercompany payable, net	1,251,503	-	39,282	(1,290,785)	-
Borrowings under revolving lines of credit, net	-	471,857	10,632	-	482,489
Long-term debt, net	2,494,308	-	-	-	2,494,308
Deferred income taxes, net	-	113,454	176	(19,702)	93,928
Long-term obligations under equipment financing and other, net	-	15,979	-	-	15,979
Other long-term liabilities	814	5,428	77	-	6,319
Total liabilities	3,823,625	1,796,055	72,032	(1,338,337)	4,353,375

Convertible preferred stock	399,195	-	-	-	399,195

Total stockholders' equity	1,838,251	5,935,917	45,502	(5,981,419)	1,838,251

Total Liabilities and Stockholders' Equity	$6,061,071	$7,731,972	$117,534	$(7,319,756)	$6,590,821

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

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	June 30, 2017
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$34,583	$7,314	$(8,842)	$33,055
Accounts receivable, net	1,327	640,796	29,994	(1,140)	670,977
Inventories, net	-	608,367	33,058	-	641,425
Prepaid expenses and other current assets	30,158	185,633	5,686	-	221,477
Total current assets	31,485	1,469,379	76,052	(9,982)	1,566,934

Intercompany receivable, net	-	1,037,846	-	(1,037,846)	-
Investments in consolidated subsidiaries	3,070,328	-	-	(3,070,328)	-
Deferred income taxes, net	58,230	-	-	(58,230)	-
Property and equipment, net	6,541	140,126	10,284	-	156,951
Goodwill	-	1,226,034	29,980	-	1,256,014
Intangibles, net	-	440,042	2,920	-	442,962
Other assets, net	1,242	269	-	-	1,511

Total Assets	$3,167,826	$4,313,696	$119,236	$(4,176,386)	$3,424,372

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,839	$354,696	$19,026	$(9,982)	$387,579
Accrued expenses	18,174	257,387	4,754	-	280,315
Current portions of long-term obligations	4,500	9,262	-	-	13,762
Total current liabilities	46,513	621,345	23,780	(9,982)	681,656

Intercompany payable, net	998,740	-	39,106	(1,037,846)	-
Borrowings under revolving lines of credit	-	437,285	12,330	-	449,615
Long-term debt, net	721,685	-	-	-	721,685
Deferred income taxes, net	-	199,746	600	(58,230)	142,116
Long-term obligations under equipment financing and other, net	-	25,978	47	-	26,025
Other long-term liabilities	-	2,387	-	-	2,387
Total liabilities	1,766,938	1,286,741	75,863	(1,106,058)	2,023,484

Total stockholders' equity	1,400,888	3,026,955	43,373	(3,070,328)	1,400,888

Total Liabilities and Stockholders' Equity	$3,167,826	$4,313,696	$119,236	$(4,176,386)	$3,424,372

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands)

	Three Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$-	$1,883,249	$51,702	$-	$1,934,951
Cost of products sold	-	1,401,045	40,012	-	1,441,057
Gross profit	-	482,204	11,690	-	493,894
Operating expense:
Selling, general and administrative	1,776	313,034	8,384	-	323,194
Depreciation	411	14,967	433	-	15,811
Amortization	-	49,947	129	-	50,076
Total operating expense	2,187	377,948	8,946	-	389,081
Intercompany charges (income)	(7,521)	7,521	-	-	-
Income (loss) from operations	5,334	96,735	2,744	-	104,813
Interest expense, financing costs, and other	33,416	3,594	338	-	37,348
Intercompany interest expense (income)	(6,809)	6,427	382	-	-
Income (loss) before provision for income taxes	(21,273)	86,714	2,024	-	67,465
Provision for (benefit from) income taxes	(6,848)	24,356	582	-	18,090
Income (loss) before equity in net income of subsidiaries	(14,425)	62,358	1,442	-	49,375
Equity in net income of subsidiaries	63,800	-	-	(63,800)	-
Net income (loss)	$49,375	$62,358	$1,442	$(63,800)	$49,375

	Three Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$-	$1,167,647	$46,247	$-	$1,213,894
Cost of products sold	-	880,325	35,815	-	916,140
Gross profit	-	287,322	10,432	-	297,754
Operating expense:
Selling, general and administrative	72	176,094	7,434	-	183,600
Depreciation	335	7,823	421	-	8,579
Amortization	-	20,561	143	-	20,704
Total operating expense	407	204,478	7,998	-	212,883
Intercompany charges (income)	(12,549)	11,987	562	-	-
Income (loss) from operations	12,142	70,857	1,872	-	84,871
Interest expense, financing costs, and other	9,610	3,586	201	-	13,397
Intercompany interest expense (income)	(6,724)	6,724	-	-	-
Income (loss) before provision for income taxes	9,256	60,547	1,671	-	71,474
Provision for (benefit from) income taxes	3,473	22,883	459	-	26,815
Income (loss) before equity in net income of subsidiaries	5,783	37,664	1,212	-	44,659
Equity in net income of subsidiaries	38,876	-	-	(38,876)	-
Net income (loss)	$44,659	$37,664	$1,212	$(38,876)	$44,659

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands)

	Nine Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$-	$4,364,128	$118,427	$-	$4,482,555
Cost of products sold	-	3,288,086	92,445	-	3,380,531
Gross profit	-	1,076,042	25,982	-	1,102,024
Operating expense:
Selling, general and administrative	4,315	828,987	25,232	-	858,534
Depreciation	1,310	39,015	1,315	-	41,640
Amortization	-	104,946	393	-	105,339
Total operating expense	5,625	972,948	26,940	-	1,005,513
Intercompany charges (income)	(8,105)	8,105	-	-	-
Income (loss) from operations	2,480	94,989	(958)	-	96,511
Interest expense, financing costs, and other	90,712	8,226	548	-	99,486
Intercompany interest expense (income)	(17,698)	16,552	1,146	-	-
Income (loss) before provision for income taxes	(70,534)	70,211	(2,652)	-	(2,975)
Provision for (benefit from) income taxes	(11,796)	(40,891)	(604)	-	(53,291)
Income (loss) before equity in net income of subsidiaries	(58,738)	111,102	(2,048)	-	50,316
Equity in net income of subsidiaries	109,054	-	-	(109,054)	-
Net income (loss)	$50,316	$111,102	$(2,048)	$(109,054)	$50,316

	Nine Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$-	$2,977,108	$109,694	$-	$3,086,802
Cost of products sold	-	2,248,454	85,050	-	2,333,504
Gross profit	-	728,654	24,644	-	753,298
Operating expense:
Selling, general and administrative	15,006	501,503	21,779	-	538,288
Depreciation	1,057	22,812	1,253	-	25,122
Amortization	-	60,684	432	-	61,116
Total operating expense	16,063	584,999	23,464	-	624,526
Intercompany charges (income)	(37,057)	35,379	1,678	-	-
Income (loss) from operations	20,994	108,276	(498)	-	128,772
Interest expense, financing costs, and other	28,947	9,044	1,248	-	39,239
Intercompany interest expense (income)	(17,406)	17,406	-	-	-
Income (loss) before provision for income taxes	9,453	81,826	(1,746)	-	89,533
Provision for (benefit from) income taxes	3,063	31,217	(480)	-	33,800
Income (loss) before equity in net income of subsidiaries	6,390	50,609	(1,266)	-	55,733
Equity in net income of subsidiaries	49,343	-	-	(49,343)	-
Net income (loss)	$55,733	$50,609	$(1,266)	$(49,343)	$55,733

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$49,375	$62,358	$1,442	$(63,800)	$49,375
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,535)	-	(1,535)	1,535	(1,535)
Total other comprehensive income (loss)	(1,535)	-	(1,535)	1,535	(1,535)
Comprehensive income (loss)	$47,840	$62,358	$(93)	$(62,265)	$47,840

	Three Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$44,659	$37,664	$1,212	$(38,876)	$44,659
Other comprehensive income (loss):
Foreign currency translation adjustment	1,730	-	1,730	(1,730)	1,730
Total other comprehensive income (loss)	1,730	-	1,730	(1,730)	1,730
Comprehensive income (loss)	$46,389	$37,664	$2,942	$(40,606)	$46,389

	Nine Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$50,316	$111,102	$(2,048)	$(109,054)	$50,316
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,506)	-	(3,506)	3,506	(3,506)
Total other comprehensive income (loss)	(3,506)	-	(3,506)	3,506	(3,506)
Comprehensive income (loss)	$46,810	$111,102	$(5,554)	$(105,548)	$46,810

	Nine Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$55,733	$50,609	$(1,266)	$(49,343)	$55,733
Other comprehensive income (loss):
Foreign currency translation adjustment	891	-	891	(891)	891
Total other comprehensive income (loss)	891	-	891	(891)	891
Comprehensive income (loss)	$56,624	$50,609	$(375)	$(50,234)	$56,624

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Nine Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(68,803)	$93,178	$(8,308)	$(17,086)	$(1,019)

Investing Activities
Purchases of property and equipment	(8,721)	(24,901)	(1,356)	-	(34,978)
Acquisition of businesses, net	(2,715,429)	-	-	-	(2,715,429)
Proceeds from the sale of assets	-	724	26	-	750
Intercompany activity	628,948	-	-	(628,948)	-
Net cash provided by (used in) investing activities	(2,095,202)	(24,177)	(1,330)	(628,948)	(2,749,657)

Financing Activities
Borrowings under revolving lines of credit	-	2,082,972	39,977	-	2,122,949
Repayments under revolving lines of credit	-	(1,599,839)	(32,139)	-	(1,631,978)
Borrowings under term loan	970,000	-	-	-	970,000
Repayments under term loan	(443,425)	-	-	-	(443,425)
Repayments under equipment financing facilities and other	-	(8,604)	-	-	(8,604)
Borrowings under senior notes	1,300,000	-	-	-	1,300,000
Payment of debt issuance costs	(58,266)	(7,522)	-	-	(65,788)
Proceeds from issuance of convertible preferred stock	400,000	-	-	-	400,000
Payment of stock issuance costs	(1,279)	-	-	-	(1,279)
Payment of dividends on preferred stock	(6,000)	-	-	-	(6,000)
Proceeds from issuance of common stock related to equity awards	6,950	-	-	-	6,950
Taxes paid related to net share settlement of equity awards	(3,975)	-	-	-	(3,975)
Intercompany activity	-	(635,244)	2,789	632,455	-
Net cash provided by (used in) financing activities	2,164,005	(168,237)	10,627	632,455	2,638,850

Effect of exchange rate changes on cash and cash equivalents	-	-	1,127	-	1,127

Net increase (decrease) in cash and cash equivalents	-	(99,236)	2,116	(13,579)	(110,699)
Cash and cash equivalents, beginning of period	-	149,799	1,582	(13,131)	138,250
Cash and cash equivalents, end of period	$-	$50,563	$3,698	$(26,710)	$27,551

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Nine Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(33,267)	$108,649	$(2,064)	$855	$74,173

Investing Activities
Purchases of property and equipment	(2,972)	(27,522)	(1,388)	-	(31,882)
Acquisition of businesses	(128,533)	-	-	-	(128,533)
Proceeds from the sale of assets	-	1,828	11	-	1,839
Intercompany activity	159,325	-	-	(159,325)	-
Net cash provided by (used in) investing activities	27,820	(25,694)	(1,377)	(159,325)	(158,576)

Financing Activities
Borrowings under revolving lines of credit	-	1,705,434	16,493	-	1,721,927
Repayments under revolving lines of credit	-	(1,624,574)	(8,996)	-	(1,633,570)
Repayments under term loan	(3,375)	-	-	-	(3,375)
Repayments under equipment financing facilities and other	-	(7,780)	-	-	(7,780)
Proceeds from issuance of common stock	9,994	-	-	-	9,994
Taxes paid related to net share settlement of equity awards	(1,172)	-	-	-	(1,172)
Intercompany activity	-	(158,899)	334	158,565	-
Net cash provided by (used in) financing activities	5,447	(85,819)	7,831	158,565	86,024

Effect of exchange rate changes on cash and cash equivalents	-	-	48	-	48

Net increase (decrease) in cash and cash equivalents	-	(2,864)	4,438	95	1,669
Cash and cash equivalents, beginning of period	-	37,447	2,876	(8,937)	31,386
Cash and cash equivalents, end of period	$-	$34,583	$7,314	$(8,842)	$33,055

14. Subsequent Events

On July 16, 2018, the Company acquired Atlas Supply, Inc., the Pacific Northwest’s leading distributor of sealants, coatings, adhesives and related waterproofing products, with six branches operating in Seattle, Tacoma, Spokane, and Mountlake Terrace in Washington, as well as locations in Portland, Oregon and Boise, Idaho, and annual sales of approximately $37 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis included in our 2017 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2018” refer to the three and nine months ended June 30, 2018 being discussed and references to “2017” refer to the three and nine months ended June 30, 2017 being discussed. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

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

As of June 30, 2018, we operated 556 branches in 50 states throughout the United States and 6 provinces in Canada. We stock one of the most extensive assortments of high quality branded products in the industry, with approximately 70,000 SKUs available across our branch network, enabling us to deliver products to serve over 100,000 customers on a timely basis.

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

•

On May 1, 2018, we acquired Tri-State Builder’s Supply, a wholesale supplier of roofing, siding, windows, doors and related building products with 1 branch located in Duluth, Minnesota and annual sales of approximately $6 million.

•

On July 16, 2018, we acquired Atlas Supply, Inc., the Pacific Northwest’s leading distributor of sealants, coatings, adhesives and related waterproofing products, with 6 branches operating in Seattle, Tacoma, and Mountlake Terrace in Washington, as well as locations in Portland, Oregon and Boise, Idaho, and annual sales of approximately $37 million.

In addition, we opened three new branch in fiscal year 2018 and four new branches in fiscal year 2017. These new branch locations allow us to penetrate deeper into our existing markets and establish a greater presence. Although new greenfield locations impact our operating cost structure slightly in the near-term, we believe they are strategically located within markets that possess strong dynamics, thereby presenting us with an opportunity to quickly establish our presence and gain local market share.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in thousands):

	Three Months Ended June 30,
	2018	2017
Net sales	$1,934,951	$1,213,894
Cost of products sold	1,441,057	916,140
Gross profit	493,894	297,754
Operating expense:
Selling, general and administrative	323,194	183,600
Depreciation	15,811	8,579
Amortization	50,076	20,704
Total operating expense	389,081	212,883
Income (loss) from operations	104,813	84,871
Interest expense, financing costs, and other	37,348	13,397
Income (loss) before provision for income taxes	67,465	71,474
Provision for (benefit from) income taxes	18,090	26,815
Net income (loss)	$49,375	$44,659
Dividends on preferred shares	6,000	-
Net income (loss) attributable to common shareholders	$43,375	$44,659

	Three Months Ended June 30,
	2018	2017
Net sales	100.0%	100.0%
Cost of products sold	74.5%	75.5%
Gross profit	25.5%	24.5%
Operating expense:
Selling, general and administrative	16.7%	15.1%
Depreciation	0.8%	0.7%
Amortization	2.6%	1.7%
Total operating expense	20.1%	17.5%
Income (loss) from operations	5.4%	7.0%
Interest expense, financing costs, and other	1.9%	1.1%
Income (loss) before provision for income taxes	3.5%	5.9%
Provision for (benefit from) income taxes	0.9%	2.2%
Net income (loss)	2.6%	3.7%
Dividends on preferred shares	0.4%	0.0%
Net income (loss) attributable to common shareholders	2.2%	3.7%

In managing our business, we consider all growth, including the opening of new branches, to be organic growth unless it results from an acquisition. When we refer to growth in existing markets or organic growth, we include growth from existing and newly opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. We believe the existing market information is useful to investors because it helps explain organic growth or decline. When we refer to regions, we are referring to our geographic regions. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

As of June 30, 2018, we had a total of 556 branches in operation. Our existing market calculations include 335 branches and exclude 221 branches because they were acquired after the start of the third quarter of fiscal year 2017.

The following table summarizes our results of operations by market type (existing and acquired) for the periods presented (in thousands):

	Existing Markets		Acquired Markets		Consolidated
	Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Net sales	$1,123,839	$1,102,317	$811,112	$111,577	$1,934,951	$1,213,894

Gross profit	$277,128	$267,900	$216,766	$29,854	$493,894	$297,754
Gross margin	24.7%	24.3%	26.7%	26.8%	25.5%	24.5%

Operating expense (1)	$202,139	$191,348	$186,942	$21,535	$389,081	$212,883
Operating expense as a % of net sales	18.0%	17.4%	23.0%	19.3%	20.1%	17.5%

Operating income (loss)	$74,989	$76,551	$29,824	$8,320	$104,813	$84,871
Operating margin	6.7%	6.9%	3.7%	7.5%	5.4%	7.0%

 ___________________________________

[1]

During 2018 and 2017, we recorded amortization expense related to intangible assets recorded under purchase accounting of $50.1 million ($35.7 million from acquired markets) and $20.7 million ($3.5 million from acquired markets), respectively. In addition, total operating expense for 2018 and 2017 included non-recurring charges of $10.0 million (none from acquired markets) and $2.0 million (none from acquired markets), respectively, for the recognition of costs related to acquisitions.

Net Sales

Consolidated net sales increased $721.1 million, or 59.4%, to $1.93 billion in 2018, up from $1.21 billion in 2017. Existing market sales increased $21.5 million, or 2.0%, over the same comparative period. We believe the increase in our 2018 existing market sales was influenced primarily by the following factors:

•	higher pricing across all product lines;
•	high demand in Florida related to hurricane Irma; and
•	strong growth in Northern markets following harsh winter weather in the region;

partially offset by:

•	below-average hail demand and decreased storm activity in the western markets compared to the prior year.

Existing markets net sales by geographical region increased (decreased) from 2017 to 2018 as follows: Northeast 15.0%; Mid-Atlantic 10.0%; Southeast 9.6%; Southwest (6.3%); Midwest (14.0%); West (4.4%); and Canada 11.8%. Net sales within our acquired markets were $811.1 million in 2018, an increase from 2017 due to the impact from recent acquisitions.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices in existing markets were up approximately 5% in 2018 compared to 2017, driven primarily by price increases across all product lines.

Product line sales for our existing markets were as follows (in thousands):

	Three Months Ended June 30,
	2018		2017		Change
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$589,507	52.5%	$607,341	55.1%	$(17,834)	(2.9%)
Non-residential roofing products	346,410	30.8%	317,880	28.8%	28,530	9.0%
Complementary building products	187,922	16.7%	177,096	16.1%	10,826	6.1%
Total existing market sales	$1,123,839	100.0%	$1,102,317	100.0%	$21,522	2.0%

For 2018, our acquired markets recognized sales of $235.0 million, $137.1 million and $439.0 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The combination of our 2018 existing market sales of $1.12 billion plus the sales from acquired markets of $811.1 million equals our total 2018 sales of $1.93 billion. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit and gross margin for our consolidated and existing markets were as follows (in thousands):

	Three Months Ended June 30,		Change[1]
	2018	2017	$	%
Gross profit - consolidated	$493,894	$297,754	$196,140	65.9%
Gross profit - existing markets	277,128	267,900	9,228	3.4%
Gross margin - consolidated	25.5%	24.5%	N/A	1.0%
Gross margin - existing markets	24.7%	24.3%	N/A	0.4%

 ________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points

Our consolidated gross profit increased $196.1 million, or 65.9%, to $493.9 million in 2018. Existing market gross profit increased $9.2 million, or 3.4%, over the same comparative period and gross profit within our acquired markets was $216.8 million. Consolidated gross margins were 25.5% in 2018, a 1.0% increase from the prior year, and existing market gross margins increased 0.4% over the comparative periods, to 24.7%.

The increase in existing market gross margin was primarily driven by a price increase of approximately 5%, partially offset by a product cost increase of approximately 4-5% across all products over the comparative period and a shift in mix to product lines with lower gross margins. Consolidated gross margin was slightly higher than existing market gross margin, primarily due to the positive impact of recent acquisitions.

Consolidated direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expense) compared to our warehouse sales, represented 12.4% and 14.9% of our net sales in 2018 and 2017, respectively.

Operating Expense

Operating expense for consolidated and existing markets was as follows (in thousands):

	Three Months Ended June 30,		Change[1]
	2018	2017	$	%
Operating expense - consolidated	$389,081	$212,883	$176,198	82.8%
Operating expense - existing markets	202,139	191,348	10,791	5.6%
% of net sales - consolidated	20.1%	17.5%	N/A	2.6%
% of net sales - existing markets	18.0%	17.4%	N/A	0.6%

 ________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points

Operating expense in our existing markets increased by $10.8 million, or 5.6% in 2018, to $202.1 million, as compared to $191.3 million in 2017, while operating expense within our acquired markets was $186.9 million in 2018. The following factors were the leading causes of the increase in operating expense in our existing markets:

•	an increase in general and administrative expense of $9.7 million due to one-time costs incurred as part of the Allied acquisition; and
•	an increase in stock compensation expense of $2.7 million due to a greater number of outstanding awards and higher grant date fair market values for awards granted in fiscal year 2018;

partially offset by:

•	a decrease in amortization expense of $2.8 million due to the scheduled declining run-rate of intangible asset amortization related to the RSG acquisition.

During 2018 and 2017, we recorded amortization expense related to the intangible assets recorded under purchase accounting within our existing markets of $14.4 million and $17.2 million, respectively. Our existing markets operating expense as a percentage of the related net sales in 2018 was 18.0%, compared to 17.4% in 2017.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $37.3 million in 2018, as compared to $13.4 million in 2017. The primary driver of this increase is the additional interest costs related to the higher average outstanding debt balance over the comparative periods.

Income Taxes

There was an income tax provision of $18.1 million in 2018, as compared to a $26.8 million income tax provision in 2017. This decrease was primarily driven by the reduction of the federal corporate income tax rate from 35% to a blended rate of 24.5% as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (see Note 12 in the Notes to the Condensed Consolidated Financial Statements for further discussion). Consequently, the effective tax rate before discrete items decreased to 29.5% in 2018, compared to 38.8% in 2017. We expect our fiscal year 2018 effective tax rate, excluding any discrete items, will be approximately 29.0-30.0%.

Net Income (Loss)/Net Income (Loss) Per Share

Net income was $49.4 million in 2018, as compared to a net income of $44.7 million in 2017. There were $6.0 million of dividends on preferred shares in 2018 and none in 2017, making net income attributable to common shareholders of $43.4 million in 2018, as compared to net income attributable to common shareholders of $44.7 million in 2017.  We calculate net income (loss) per share by dividing net income (loss), less dividends on preferred shares and adjustments for participating securities, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by utilizing the most dilutive result after applying and comparing the two-class method and if-converted method (see Note 4 in the Notes to the Condensed Consolidated Financial Statements for further discussion).

The following table presents the all the components utilized to calculate basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2018	2017
Net income (loss)	$49,375	$44,659
Dividends on preferred shares	(6,000)	-
Net income (loss) attributable to common shareholders	43,375	$44,659
Undistributed income allocated to participating securities	(5,406)	-
Net income (loss) attributable to common shareholders - basic and diluted (if-converted method)	$37,969	$44,659
Undistributed income allocated to participating securities	5,406	-
Re-allocation of undistributed income to preferred shares	(5,334)	-
Net income (loss) attributable to common shareholders - diluted (two-class method)	$38,041	$44,659

Weighted-average common shares outstanding - basic	68,086,387	60,311,923
Effect of common share equivalents	1,061,756	1,038,920
Weighted-average common shares outstanding - diluted (if-converted and two-class method)	69,148,143	61,350,843

Net income (loss) per share - basic	$0.56	$0.74
Net income (loss) per share - diluted (two-class method)	0.55	0.73
Net income (loss) per share - diluted (if-converted method)	0.55	0.73

Comparison of the Nine Months Ended June 30, 2018 and 2017

The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in thousands):

	Nine Months Ended June 30,
	2018	2017
Net sales	$4,482,555	$3,086,802
Cost of products sold	3,380,531	2,333,504
Gross profit	1,102,024	753,298
Operating expense:
Selling, general and administrative	858,534	538,288
Depreciation	41,640	25,122
Amortization	105,339	61,116
Total operating expense	1,005,513	624,526
Income (loss) from operations	96,511	128,772
Interest expense, financing costs, and other	99,486	39,239
Income (loss) before provision for income taxes	(2,975)	89,533
Provision for (benefit from) income taxes	(53,291)	33,800
Net income (loss)	$50,316	$55,733
Dividends on preferred shares	12,000	-
Net income (loss) attributable to common shareholders	$38,316	$55,733

	Nine Months Ended June 30,
	2018	2017
Net sales	100.0%	100.0%
Cost of products sold	75.4%	75.6%
Gross profit	24.6%	24.4%
Operating expense:
Selling, general and administrative	19.2%	17.4%
Depreciation	0.9%	0.8%
Amortization	2.3%	2.0%
Total operating expense	22.4%	20.2%
Income (loss) from operations	2.2%	4.2%
Interest expense, financing costs, and other	2.2%	1.3%
Income (loss) before provision for income taxes	0.0%	2.9%
Provision for (benefit from) income taxes	(1.1%)	1.1%
Net income (loss)	1.1%	1.8%
Dividends on preferred shares	0.2%	0.0%
Net income (loss) attributable to common shareholders	0.9%	1.8%

In managing our business, we consider all growth, including the opening of new branches, to be organic growth unless it results from an acquisition. When we refer to growth in existing markets or organic growth, we include growth from existing and newly opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. We believe the existing market information is useful to investors because it helps explain organic growth or decline. When we refer to regions, we are referring to our geographic regions. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

As of June 30, 2018, we had a total of 556 branches in operation. Our existing market calculations include 325 branches and excluded 231 branches because they were acquired after the start of fiscal year 2017.

The following table summarizes our results of operations by market type (existing and acquired) for the periods presented (in thousands):

	Existing Markets		Acquired Markets		Consolidated
	Nine Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Net sales	$2,911,830	$2,811,814	$1,570,725	$274,988	$4,482,555	$3,086,802

Gross profit	$691,628	$680,381	$410,396	$72,917	$1,102,024	$753,298
Gross margin	23.8%	24.2%	26.1%	26.5%	24.6%	24.4%

Operating expense (1)	$609,649	$560,248	$395,864	$64,278	$1,005,513	$624,526
Operating expense as a % of net sales	20.9%	19.9%	25.2%	23.4%	22.4%	20.2%

Operating income (loss)	$81,980	$120,133	$14,531	$8,639	$96,511	$128,772
Operating margin	2.8%	4.3%	0.9%	3.1%	2.2%	4.2%

____________________________________

[1]

During 2018 and 2017, we recorded amortization expense related to intangible assets recorded under purchase accounting of $105.4 million ($63.5 million from acquired markets) and $61.1 million ($10.7 million from acquired markets), respectively. In addition, total operating expense for 2018 and 2017 included non-recurring charges of $43.8 million ($0.1 million from acquired markets) and $4.7 million (none from acquired markets), respectively, for the recognition of costs related to acquisitions.

Net Sales

Consolidated net sales increased $1.40 billion, or 45.2%, to $4.48 billion in 2018, up from $3.09 billion in 2017. Existing market sales increased $100.0 million, or 3.6%, over the same comparative period. We believe the increase in our 2018 existing market sales was influenced primarily by the following factors:

•	higher pricing across all product lines;
•	high demand in Florida and Texas following Hurricanes Irma and Harvey; and
•	increased sales volume within non-residential roofing and complementary product lines;

partially offset by:

•	below-average hail demand and decreased storm activity in the western markets compared to the prior year.

Existing markets net sales by geographical region increased (decreased) from 2017 to 2018 as follows: Northeast 7.2%; Mid-Atlantic 1.0%; Southeast 15.6%; Southwest (2.6%); Midwest (7.6%); West 12.0%; and Canada 8.0%. Net sales within our acquired markets were $1.57 billion in 2018, an increase from 2017 due to the impact from recent acquisitions.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices in existing markets were up over 2% in 2018 compared to 2017, driven primarily by price increases across all product lines and highlighted by an increase in complementary product pricing of approximately 5%.

Product line sales for our existing markets were as follows (in thousands):

	Nine Months Ended June 30,
	2018		2017		Change
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$1,540,356	52.9%	$1,527,375	54.3%	$12,981	0.8%
Non-residential roofing products	879,558	30.2%	836,279	29.7%	43,279	5.2%
Complementary building products	491,916	16.9%	448,160	16.0%	43,756	9.8%
Total existing market sales	$2,911,830	100.0%	$2,811,814	100.0%	$100,016	3.6%

For 2018, our acquired markets recognized sales of $454.8 million, $265.5 million and $850.4 million in residential roofing products, non-residential roofing products and complementary building products, respectively. The combination of our 2018 existing market sales of $2.91 billion plus the sales from acquired markets of $1.57 billion equals our total 2018 sales of $4.48 billion. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit and gross margin for our consolidated and existing markets were as follows (in thousands):

	Nine Months Ended June 30,		Change[1]
	2018	2017	$	%
Gross profit - consolidated	$1,102,024	$753,298	$348,726	46.3%
Gross profit - existing markets	691,628	680,381	11,247	1.7%
Gross margin - consolidated	24.6%	24.4%	N/A	0.2%
Gross margin - existing markets	23.8%	24.2%	N/A	(0.4%)

 _________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Our consolidated gross profit increased $348.7 million, or 46.3%, to $1.10 billion in 2018. Existing market gross profit increased $11.2 million, or 1.7%, over the same comparative period and gross profit within our acquired markets was $410.4 million. Consolidated gross margins were 24.6% in 2018, a 0.2% increase from the prior year, and existing market gross margins decreased 0.4% over the comparative periods, to 23.8%.

The decrease in existing market gross margin was primarily driven by a product cost increase of approximately 3%, partially offset by a price increase slightly less than 3% across all products over the comparative period. Consolidated gross margin was slightly higher than existing market gross margin, primarily due to the positive impact of recent acquisitions.

Consolidated direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expense) compared to our warehouse sales, represented 13.2% and 15.5% of our net sales in 2018 and 2017, respectively.

Operating Expense

Operating expense for consolidated and existing markets was as follows (in thousands):

	Nine Months Ended June 30,		Change[1]
	2018	2017	$	%
Operating expense - consolidated	$1,005,513	$624,526	$380,987	61.0%
Operating expense - existing markets	609,649	560,248	49,401	8.8%
% of net sales - consolidated	22.4%	20.2%	N/A	2.2%
% of net sales - existing markets	20.9%	19.9%	N/A	1.0%

 ________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense in our existing markets increased by $49.4 million, or 8.8% in 2018, to $609.6 million, as compared to $560.2 million in 2017, while operating expense within our acquired markets was $395.9 million in 2018. The following factors were the leading causes of the increase in operating expense in our existing markets:

•	an increase in general and administrative expense of $37.5 million due to related to one-time costs incurred as part of the Allied acquisition;
•	an increase in payroll and employee benefit costs of $12.6 million due to higher insurance costs, and higher salaries and wages from annual merit increases as well as additional headcount; and
•	an increase in stock compensation expense of $4.4 million due to a greater number of outstanding awards and higher grant date fair market values for awards granted in fiscal year 2018;

partially offset by:

•	a decrease in amortization expense of $8.6 million due to the scheduled declining run-rate of intangible asset amortization related to the RSG acquisition.

During 2018 and 2017, we recorded amortization expense related to the intangible assets recorded under purchase accounting within our existing markets of $41.8 million and $50.4 million, respectively. Our existing markets operating expense as a percentage of the related net sales in 2018 was 20.9%, compared to 19.9% in 2017.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $99.5 million in 2018, as compared to $39.2 million in 2017. The primary driver of this increase is the additional interest costs related to the higher average outstanding debt balance over the comparative periods.

Income Taxes

There was an income tax benefit of $53.3 million in 2018, as compared to a $33.8 million income tax provision in 2017. The 2018 tax benefit was primarily due to the net $49.1 million beneficial impact recognized in 2018 as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (see Note 12 in the Notes to the Condensed Consolidated Financial Statements for further discussion). The effective tax rate before discrete items decreased to 29.5% in 2018, compared to 38.8% in 2017. This decrease was primarily driven by the reduction of the federal corporate income tax rate from 35% to a blended rate of 24.5%. We expect our fiscal year 2018 effective tax rate, excluding any discrete items, will be approximately 29.0-30.0%.

Net Income (Loss)/Net Income (Loss) Per Share

Net income was $50.3 million in 2018, as compared to a net income of $55.7 million in 2017. There were $12.0 million of dividends on preferred shares in 2018 and none in 2017, making net income attributable to common shareholders of $38.3 million in 2018, as compared to net income attributable to shareholders of $55.7 million in 2017.  We calculate net income (loss) per share by dividing net income (loss), less dividends on preferred shares and adjustments for participating securities, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by utilizing the most dilutive result after applying and comparing the two-class method and if-converted method (see Note 4 in the Notes to the Condensed Consolidated Financial Statements for further discussion).

The following table presents the all the components utilized to determine basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Nine Months Ended June 30,
	2018	2017
Net income (loss)	$50,316	$55,733
Dividends on preferred shares	(12,000)	-
Net income (loss) attributable to common shareholders	38,316	55,733
Undistributed income allocated to participating securities	(3,293)
Net income (loss) attributable to common shareholders - basic and diluted (if-converted method)	$35,023	$55,733
Undistributed income allocated to participating securities	3,293	-
Re-allocation of undistributed income to preferred shares	(3,238)	-
Net income (loss) attributable to common shareholders - diluted (two-class method)	$35,078	$55,733

Weighted-average common shares outstanding, basic	67,976,980	60,131,546
Effect of common share equivalents	1,263,060	1,032,045
Weighted-average common shares outstanding - diluted (if-converted and two-class method)	69,240,040	61,163,591

Net income (loss) per share - basic	$0.52	$0.93
Net income (loss) per share - diluted (two-class method)	0.51	0.91
Net income (loss) per share - diluted (if-converted method)	0.51	0.91

Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we prepare certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), specifically:

•	Adjusted Net Income (Loss)/Adjusted EPS
•	Adjusted EBITDA

We define Adjusted Net Income (Loss) as net income that excludes non-recurring acquisition costs, the amortization of intangibles, business restructuring costs, and the non-recurring effects of tax reform. Adjusted net income per share (“Adjusted EPS”) is calculated by dividing the Adjusted Net Income (Loss) for the period by the weighted-average diluted shares outstanding for the period after assuming the full conversion of the participating Preferred Stock.

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

We believe these non-GAAP measures are useful because they allow investors to better understand year-over-year changes in underlying operating performance. We believe that these non-GAAP measures provide investors and analysts with a measure of operating results unaffected by differences in capital structures and capital investment cycles among otherwise comparable companies. Further, we believe these measures are useful to investors because they improve comparability of results of operations since they eliminate the impact of purchase accounting adjustments that can render operating results non-comparable between periods. However, our calculations of these non-GAAP measures may not align with similarly titled measures reported by other companies.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss)/Adjusted EPS for each of the periods indicated (in thousands, except per share amounts):

Adjusted Net Income (Loss)/Adjusted EPS

	Three Months Ended June 30,				Nine Months Ended June 30,
	2018		2017		2018		2017
	Amount	Per Share[1]	Amount	Per Share[1]	Amount	Per Share[2]	Amount	Per Share[2]
Net income (loss)	$49,375	$0.63	$44,659	$0.73	$50,316	$0.67	$55,733	$0.91
Acquisition costs[3]	45,191	0.57	14,614	0.24	121,429	1.60	42,987	0.70
Effects of tax reform[4]	(1,166)	(0.02)	-	-	(49,149)	(0.65)	-	-
Adjusted Net Income (Loss)	$93,400	$1.18	$59,273	$0.97	$122,596	$1.62	$98,720	$1.61

[1]

Per share amounts are calculated using the diluted weighted-average common stock outstanding totals for each respective period after assuming the full conversion of the participating Preferred Stock. The weighted-average share count utilized in the 2018 calculation of Adjusted EPS is 78,842,762. This amount is the 69,148,143 diluted weighted-average shares outstanding plus the assumed conversion of 9,694,619 weighted-average shares of participating Preferred Stock, which were excluded from the GAAP net income (loss) per share calculation for the period due to their anti-dilutive nature. The weighted-average share count utilized in the 2017 calculation of Adjusted EPS is 61,350,843.

[2]

Per share amounts are calculated using the diluted weighted-average common stock outstanding totals for each respective period after assuming the full conversion of the participating Preferred Stock. The weighted-average share count utilized in the 2018 calculation of Adjusted EPS is 75,632,096. This amount is the 69,240,040 diluted weighted-average shares outstanding plus the assumed conversion of 6,392,056 weighted-average shares of participating Preferred Stock, which were excluded from the GAAP net income (loss) per share calculation for the period due to their anti-dilutive nature. The weighted-average share count utilized in the 2017 calculation of Adjusted EPS is 61,163,591.

[3]

Acquisition costs for the three months ended June 30, 2018 include $13.5 million of non-recurring charges related to acquisitions and $50.1 million of amortization expense related to intangibles, both net of $18.4 million in tax in total. Acquisition costs for the three months ended June 30, 2017  include $3.1 million of non-recurring charges related to acquisitions and $20.7 million of amortization expense related to intangibles, both net of $9.2 million in tax in total. Acquisition costs for the nine months ended June 30, 2018  include $65.9 million of non-recurring charges related to acquisitions and $105.4 million of amortization expense related to intangibles, both net of $49.9 million in tax in total. Acquisition costs for the nine months ended June 30, 2017  include $9.0 million of non-recurring charges related to acquisitions and $61.1 million of amortization expense related to intangibles, both net of $27.1 million in tax in total.

[4]	Impact of the Tax Cuts and Jobs Act of 2017 – see Note 12 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

The following table presents a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in thousands):

Adjusted EBITDA

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$49,375	$44,659	$50,316	$55,733
Acquisition costs[1]	9,957	1,971	43,827	4,715
Interest expense, net	39,055	13,614	104,334	40,098
Income taxes	18,090	26,815	(53,291)	33,800
Depreciation and amortization	65,887	29,283	146,979	86,238
Stock-based compensation	5,298	3,653	13,133	11,227
Adjusted EBITDA	$187,662	$119,995	$305,298	$231,811

Adjusted EBITDA as a % of net sales	9.7%	9.9%	6.8%	7.5%

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

Certain Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for fiscal year 2018 (ending June 30, 2018) and fiscal year 2017 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends (in thousands, except per share amounts):

	2018			2017
	Qtr 1	Qtr 2	Qtr 3	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Net sales	$1,121,979	$1,425,625	$1,934,951	$1,002,184	$870,724	$1,213,894	$1,289,868
Gross profit	269,753	338,377	493,894	251,067	204,477	297,754	322,641
Income (loss) from operations	49,096	(57,398)	104,813	46,957	(3,056)	84,871	87,324
Net income (loss)	67,596	(66,655)	49,375	20,430	(9,356)	44,659	45,131
Dividends on preferred shares	-	6,000	6,000	-	-	-	-
Net income (loss) attributable to common shareholders	$67,596	$(72,655)	$43,375	$20,430	$(9,356)	$44,659	$45,131

Net income (loss) per share - basic	$1.00	$(1.07)	$0.56	$0.34	$(0.16)	$0.74	$0.74
Net income (loss) per share - diluted	$0.98	$(1.07)	$0.55	$0.33	$(0.16)	$0.73	$0.73

Liquidity

Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration available borrowings and the seasonal nature of our business.

Our principal sources of liquidity as of June 30, 2018 were our cash and cash equivalents of $27.6 million and our available borrowings of $725.3 million under our asset based lending revolving credit facility.

Significant factors which could affect future liquidity include the following:

•	the adequacy of available bank lines of credit;
•	the ability to attract long-term capital with satisfactory terms;
•	cash flows generated from operating activities;
•	acquisitions; and
•	capital expenditures.

Our primary capital needs are for working capital obligations and other general corporate purposes, including acquisitions and capital expenditures. Our primary sources of working capital are cash from operations and cash equivalents supplemented by bank borrowings. In the past, we have financed larger acquisitions initially through increased bank borrowings and the issuance of common stock or preferred stock. We then repay any such borrowings with cash flows from operations. We have funded most of our capital expenditures with cash on hand or through increased bank borrowings, including equipment financing, and then have reduced those obligations with cash flows from operations.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$(1,019)	$74,173
Net cash provided by (used in) investing activities	(2,749,657)	(158,576)
Net cash provided by (used in) financing activities	2,638,850	86,024
Effect of exchange rate changes on cash and cash equivalents	1,127	48
Net increase (decrease) in cash and cash equivalents	$(110,699)	$1,669

Operating Activities

Net cash used in operating activities was $1.0 million in 2018, compared to $74.2 million provided by operating activities in 2017. Cash from operations decreased $75.2 million due to an incremental cash outflow of $85.8 million stemming from changes to our net working capital, mainly driven by increases in both inventory and accounts payable. This decrease was partially offset by an increase in net income after adjustments for non-cash items of $10.6 million.

Investing Activities

Net cash used in investing activities was $2.75 billion in 2018, compared to $158.6 million in 2017. The $2.59 billion of additional investing cash flow spend was primarily due to the acquisitions finalized in 2018, primarily driven by the acquisition of Allied Building Products Corp, which closed on January 2, 2018.

Financing Activities

Net cash provided by financing activities was $2.64 billion in 2018, compared to $86.0 million in 2017. The financing cash flow increase of $2.55 billion was primarily due to the net increase in outstanding debt resulting from the new financing arrangements that we entered into in connection with the Allied Acquisition (see Note 8 in the Notes to the Consolidated Financial Statements) as well as the $400.0 million in gross proceeds received from the Preferred Stock issuance (see Note 3 in the Notes to the Consolidated Financial Statements).

Capital Resources

As of June 30, 2018, we had access to the following financing arrangements:

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

The proceeds from these financing arrangements were used to finance the Allied Acquisition, to refinance or otherwise extinguish all third-party indebtedness, to pay fees and expenses associated with the acquisition, and to provide working capital and funds for other general corporate purposes. We capitalized new debt issuance costs totaling approximately $65.8 million related to the 2023 ABL, the 2025 Term Loan and the 2025 Senior Notes.

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

As of June 30, 2018, the total balance outstanding on the 2023 ABL, net of $11.3 million of unamortized debt issuance costs, was $482.5 million. We also have outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $14.8 million as of June 30, 2018.

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

The 2025 Term Loan is secured by a first priority lien on the Term Priority Collateral and a second priority lien on the ABL Priority Collateral. Certain excluded assets will not be included in the Term Priority Collateral and the ABL Priority Collateral. The Term Loan is guaranteed jointly, severally, fully and unconditionally by our active United States subsidiaries.

As of June 30, 2018, the outstanding balance on the 2025 Term Loan, net of $36.2 million of unamortized debt issuance costs, was $931.3 million.

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

As of June 30, 2018, the outstanding balance on the 2025 Senior Notes, net of $20.6 million of debt issuance costs, was $1.28 billion.

Financing - RSG Acquisition

In connection with the Roofing Supply Group (“RSG”) acquisition, we entered into various financing arrangements totaling $1.45 billion, including an asset-based revolving line of credit (“2020 ABL”) of $700.0 million ($350.0 million of which was drawn at closing) and a $450.0 million term loan (“2022 Term Loan”). We also raised an additional $300.0 million through the issuance of senior notes (the “2023 Senior Notes”).

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

2020 ABL

On October 1, 2015, we entered into a $700.0 million asset-based revolving line of credit with Wells Fargo Bank, N.A. and a syndicate of other lenders. The 2020 ABL had an original maturity date of October 1, 2020 and consisted of revolving loans in both the United States (“2020 U.S. Revolver”) in the amount of $670.0 million and Canada (“Canada Revolver”) in the amount of $30.0 million. The 2020 ABL had various borrowing tranches with an interest rate based on a LIBOR rate (with a floor) plus a fixed spread. The full balance of the 2020 ABL was paid on January 2, 2018 in conjunction with the Allied Acquisition.

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

As of June 30, 2018, the outstanding balance on the 2023 Senior Notes, net of $6.7 million of unamortized debt issuance costs, was $293.3 million.

Equipment Financing Facilities and Other

As of June 30, 2018, we had $12.3 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 3.25% and payments due through September 2021.

As of June 30, 2018, we had $13.7 million of capital lease obligations outstanding. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

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

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2017 Annual Report on Form 10-K have not changed materially during the nine month period ended June 30, 2018.

Item 4.	Controls and Procedures

As of June 30, 2018, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)). Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Extensible Business Reporting Language (XBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q: (i) the Consolidated Balance Sheets as of June 30, 2018; September 30, 2017; and June 30, 2017, (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2018 and June 30, 2017, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2018 and June 30, 2017, (iv) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2018 and June 30, 2017, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: August 8, 2018	BY:	/s/ JOSEPH M. NOWICKI
Joseph M. Nowicki
Executive Vice President & Chief Financial Officer