Form 10-K
period 2018-09-30
BEACON ROOFING SUPPLY INC
filed 2018-11-20
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File Number 000-50924

BEACON ROOFING SUPPLY, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4173371
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

505 Huntmar Park Drive, Suite 300, Herndon, VA 20170

Address of Principal Executive Offices, Zip Code

(571) 323-3939

Registrant’s telephone number, including area code

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act         ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold as of the end of the second quarter ended March 31, 2018, was $3.60 billion.

The number of shares of common stock outstanding as of October 31, 2018 was 68,156,582.

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

Year Ended September 30, 2018

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

Overview

Beacon is the largest publicly traded distributor of residential and non-residential roofing materials in the United States and Canada. We also distribute complementary building products including siding, windows, insulation, waterproofing systems, wallboard, acoustical ceiling tiles, and other specialty exterior and interior building products. We are among the oldest and most established distributors in the industry. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of contractors, and to a lesser extent, home builders, retailers, and building materials suppliers.

As of September 30, 2018, we operated 549 branches throughout all 50 states in the U.S. and 6 provinces in Canada. We stock one of the most extensive assortments of high quality branded products in the industry, with over 90,000 SKUs available across our branch network, enabling us to deliver products to serve over 100,000 customers on a timely basis.

On January 2, 2018, we finalized the acquisition of Allied Building Products Corp. (“Allied”), a New Jersey Corporation, for approximately $2.625 billion, subject to working capital and other adjustments. As of September 30, 2018, the adjusted purchase price for Allied was $2.88 billion, and purchase accounting entries had not yet been finalized. Headquartered in East Rutherford, New Jersey, Allied was one of the country’s largest exterior and interior building products distributors, distributing products across 208 locations in 31 states in the U.S. with a strong presence in New York, New Jersey, Florida, California, Hawaii and the upper Midwest at the time of the acquisition. We believe the acquisition of Allied was a strategically and financially compelling transaction that expanded our geographic footprint, enhanced our scale and market presence, diversified our product offerings, and positioned us to provide new growth opportunities that will increase our long-term profitability.

For the fiscal year ended September 30, 2018 (“fiscal year 2018” or “2018”), residential roofing products comprised 43.6% of our sales, non-residential roofing products accounted for 25.5% of our sales, and complementary products provided the remaining 30.9% of our sales. Approximately 97% of our net sales were to customers located in the United States.

We provide our customers with a comprehensive array of value-added benefits. These services and tools are focused on supporting the entire business lifecycle, with a particular focus on enhancing our customers’ ability to meet and exceed the needs of their clientele (see “Our Products and Services” for a full listing). We believe the additional services we provide distinguish us from our competition and promote high levels of customer retention, as the vast majority of orders require at least some of these services. Our ability to provide value-add services efficiently and reliably can save our customers time and money while also enabling us to achieve attractive gross profit margins on our product sales. We have earned a reputation for providing a high level of product availability and high-quality customer service thanks to our experienced employees who provide timely, accurate and safe delivery of our products.

Our customer base includes a diverse population of residential and non-residential building contractors from the markets in which we operate. These local, regional, and national contractors work on new construction projects as well as the repair or remodeling of residential and commercial properties, particularly in the areas of roofing/re-roofing. We utilize a branch-based operating model that allows branches to maintain local customer relationships and benefit from our centralized infrastructure. This operating model allows us to benefit from the resources and scale efficiencies of being a national distributor while still providing customers with specialized products and personalized local services tailored to their specific geographic region.

Since our initial public offering (“IPO”) in 2004, we have achieved growth through a combination of completing 46 strategic and complementary acquisitions, opening 82 new branch locations and broadening the scope of our product offerings. In fiscal year 2018 alone, we acquired 215 branches and opened 3 new branches. We have grown from net sales of $652.9 million in fiscal year 2004 to net sales of $6.42 billion in fiscal year 2018, representing a compound annual growth rate (“CAGR”) of 17.7%. Over the same period, income from operations has increased from $34.7 million to $204.6 million, representing a CAGR of 13.5%. Our organic growth, which includes growth from existing and newly opened branches (“greenfields”) but excludes growth from acquired branches, has averaged a CAGR of 4.8% per annum since 2004. Acquired branches are excluded from organic growth measures until they have been under our ownership for at least four full fiscal quarters at the start of the reporting period. We believe that our proven business model can continue to deliver industry-leading growth and operating profit margins.

Our Industry

Market Size

Based on management’s estimates, we believe the roofing distribution market in the United States and Canada represents approximately $26 billion in revenue with roughly 60% of the market in residential roofing and 40% in commercial. We also participate in other exterior and interior building products categories, including siding, wallboard, acoustical ceiling tile, waterproofing, windows and insulation. Collectively, we believe these other building products have a larger addressable market opportunity than our primary roofing distribution business.

Demand Drivers

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

Our complementary building products demand shows exposure to both the residential and commercial sectors. These products possess greater exposure to new residential/commercial construction than within roofing, but they also have less seasonality, and lower exposure to weather conditions and severe storm volatility.

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

In addition to our domestic operations, we also operate in 6 provinces across Canada. These international locations represented approximately 3% of our total net sales for the fiscal year ended September 30, 2018. We expect overall demand for operations in Canada to grow at rate similar to our United States operations. For further geographic information, see Note 13 in the Notes to the Consolidated Financial Statements.

Distribution Channels

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

Given significant consolidation the past decade, Beacon and two other distributors now represent over 50% of the industry. The industry is characterized by these “national” distributors, a large number of local and regional roofing supply participants, as well as home improvement retailers and lumberyards. Our competition primarily involves the local, regional and national specialty roofing distributors.

Our complementary products are distributed from traditional exteriors locations or branches designed to address a specific product and customer subset (i.e. interiors). The competitive landscape within interiors shares similar fragmentation characteristics to roofing, as four large participants, including Beacon, hold more than a 50% combined position in the market. The other product categories are typically more fragmented and have more meaningful involvement from manufacturer direct sales, home improvement and specialty retailers and lumber yards.

Our Strengths

We believe the sales and earnings growth we have achieved over time has been, and will continue to be, driven by our primary competitive strengths, which include the following:

•

Leading distribution platform with a national scope.  We are the largest publicly traded distributor of residential and non-residential roofing materials in the United States and Canada. We also distribute a broad and growing range of complementary building products. We maintain leading positions in key metropolitan markets across all the regions that we serve and utilize a branch-based operating model whereby branches cultivate and maintain local customer relationships while benefiting from the scale efficiencies of centralized corporate functions.

•

Strategic geographic presence and regional specialization. Our geographic footprint is designed to provide advantages in the regional markets we serve. We provide our customers with specialized products and personalized local services tailored to their specific geographic region with the resources and scale efficiencies of a national distributor.

•

Diversified and stable business model. Our business has been protected in times of economic downturn because of the non-discretionary nature of the demand for our products as well as the diversity of both our product offerings and our customer base. For the fiscal year ended September 30, 2018, no single customer accounted for more than 1% of our net sales. We have a long history of organic sales growth and healthy gross margins through a variety of economic cycles. Since our 2004 IPO, our total and existing market net sales have increased by a CAGR of 17.7% and 4.8%, respectively, and our total and existing market gross margins have averaged approximately 24.0% and 23.9%, respectively.

•

Strong cash flow generation. We have increased net sales in twelve of the fourteen fiscal years since our IPO, including increases in each of the last eight consecutively. Our track record of growth, combined with limited capital expenditure requirements, has resulted in strong free cash flow generation that has allowed us to manage our debt leverage effectively.

•

Superior customer service and product delivery to our loyal and growing customer base. A significant number of our customers have relied on us as their vendor of choice for decades, and we believe that these strong customer relationships cannot be easily replicated. We believe that the services provided by our employees improve our customers’ efficiency and profitability, which, in turn, strengthens our customer relationships. We consider customer relations and our employees’ knowledge of roofing and building materials as being vital to our ability to increase customer loyalty and maintain customer satisfaction. We invest significant resources in professional development, management skills, product knowledge and operational proficiency. The in-depth knowledge of both the materials we sell and their respective applications allows our sales team to provide guidance to our customers throughout the project lifecycle.

•

Industry-leading management team with a successful track record of growth and integration.  We believe that our key employees, including executive officers, regional presidents, and branch managers , are among the most experienced members of the roofing and building materials industry and have a track record of achieving growth and delivering profitability. Since our 2004 IPO, the Beacon management team has successfully completed and integrated 46 acquisitions and opened 82 new greenfield locations. We generally have improved the financial and operating performance of our acquired businesses and helped them to grow their operations following integration onto our platform.

•

Well-designed technological infrastructure that continues to evolve.  We have made a significant investment in our information systems and technological resources. Nearly our entire branch network operates on the same management information systems, providing us with a consistent platform to deliver excellent customer service and achieve operating efficiencies in purchasing, pricing and inventory management. Our unified platform has promoted the seamless integration of all our acquired businesses, and allows us to pursue additional growth opportunities without concerns of significant additional investment.

Our Growth Strategy

Our objective is to be the preferred supplier of roofing and other complementary building product materials across markets in the United States and Canada while continuing to increase net sales, maximize profitability and maintain a strong balance sheet. We plan to attain these goals by executing the following initiatives:

•

Selectively pursue opportunities for organic growth and strategic acquisitions. We believe that there will be meaningful opportunities to further expand or intensify our geographic focus in contiguous or existing regions. Our disciplined approach to opening new branches focuses on locations that are: (1) within existing markets; (2) where existing customers have expanded into new markets; or (3) in areas that have limited or no acquisition candidates and are a good fit with our business model and culture. We believe we can continue to expand and improve our distribution platform by strategically acquiring additional building product distributors in locations that are new or complement our existing operations in an area.

•

Expand product offerings and increase cross-selling activities. Due to the unique characteristics of each geographic region, our local customers typically require market-specific product offerings. We believe we have one of the most extensive offerings of high-quality branded products in the industry, with over 90,000 SKUs available across our branch network, and we feel that there are opportunities for our branches to expand their current product rosters. This will create additional opportunities for our branches to cross-sell more products throughout our existing network. In particular, we seek to expand non-residential roofing sales into markets where we currently sell mostly residential roofing. In addition, we work closely with customers and suppliers to identify new products and services, and continue to expand our product offering to include complementary building materials such as windows, siding, doors, waterproofing systems, insulation and metal fabrication.

•

Continue to provide exceptional customer service and expertise. We provide a comprehensive array of high-quality products and offer value-added services. In fiscal year 2018, we were able to support our customers by fulfilling approximately 93.8% of warehouse orders through our in-stock inventory as a result of the breadth and depth of the inventory maintained at our local branches. We believe that our focus on providing both value-added services and accurate and rapid order fulfillment enables us to attract and retain customers.

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

Our product portfolio includes residential and non-residential roofing products as well as complementary building products, including:

Product Portfolio
Residential	Non-Residential	Complementary
Roofing Products	Roofing Products	Building Products
Asphalt shingles	Single-ply roofing	Vinyl siding
Synthetic slate and tile	Asphalt	Fiber cement siding
Clay tile	Metal	Drywall
Concrete tile	Modified bitumen	Insulation
Slate	Build-up roofing	Acoustic tile
Nail base insulation	Cements and coatings	Stone veneer
Metal roofing	Insulation (flat stock/tapered)	Windows
Felts	Commercial fasteners	Doors
Synthetic underlayment	Metal edges and flashings	Skylights
Wood shingles and shakes	Smoke/roof hatches	Waterproofing
Nails and fasteners	Sheet metal (copper/aluminum/steel)	Gutters and downspouts
Metal edgings and flashings	Roofing tools	Decking and railing
Prefabricated flashings	PVC membrane	Air barrier
Ridge and soffit vents	TPO membrane	Concrete restoration systems
Solar systems	EPDM membrane

Our product lines are designed to meet the requirements of our customers, comprised mainly of contractors that are engaged in new construction or renovation projects. The products that we distribute are supplied by the industry’s leading manufacturers of high-quality roofing materials, siding, insulation, drywall, acoustic tiles, waterproofing, windows, doors, decking and related products (See “Purchasing and Suppliers”).

In the residential market, asphalt shingles comprise the largest share of the products we sell. We also distribute products such as shingles, roofing tile, gutters and various other roofing products.

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

In the area of complementary building products, siding, drywall, waterproofing and acoustic tiles comprise the largest share of the products we sell out of our portfolio. Additionally, we distribute windows, decking and related exterior shelter products to meet the expansive needs of our customers.

Services

We emphasize superior value-added services to our customers. We employ a knowledgeable sales force that possesses an in-depth understanding of the various roofing and complementary building products we provide. Our sales force is capable of providing guidance to our customers throughout the lifecycles of their various projects. Specifically, we support our customers with the following value-added services:

•	advice and assistance on product identification, specification and technical support, and training services;
•	a large, service ready fleet with a broad footprint supporting timely job site delivery, rooftop loading and logistical services;
•	tapered insulation engineered with enhanced computer-aided design and related layout services;
•	metal fabrication and related metal roofing design and layout services;
•	access to Beacon Pro+, our e-commerce platform that provides customers with 24/7 online access;

•	access to Beacon 3D+, our residential estimating tool that helps our customers attract and retain more business;
•	exclusive relationships with vendors that help promote delivery tracking and lead generation;
•	trade credit and online bill pay; and
•	marketing support, including project leads for contractors.

Our Customers

We serve over 100,000 customers, comprised of contractors, home builders, building owners, and other resellers across the continental United States and Canada. Our customer base varies by size, ranging from relatively small contractors to large-sized contractors and builders that operate on a national scale. A significant number of our customers have relied on us as their vendor of choice for decades. We believe that we have strong customer relationships that our competitors cannot easily displace or replicate. For the fiscal year ended September 30, 2018, no single customer accounted for more than 1% of our net sales.

Our Culture and Employees

We believe that our values based culture is a key differentiator, which is critical to our success. We pride ourselves on attracting and retaining highly dedicated and customer-focused employees at all levels of the organization. We maintain a safety-first environment and strong relations with our employees.

As of September 30, 2018, we had 8,356 employees consisting of 2,034 in sales and marketing, 872 branch and assistant branch managers, 4,075 drivers, delivery helpers and warehouse workers, 1,311 general and administrative employees and 64 executives. We have 450 employees that are represented by labor unions and there are no material outstanding labor disputes.

Sales and Marketing

Sales Strategy

Our sales strategy is to provide a comprehensive array of high-quality products and superior customer service to our customers, both accurately and on time.  We believe that our proficiency in order fulfillment and robust catalog of value-added services, particularly the Beacon Pro+ e-commerce platform, enable us to attract and retain customers and differentiate ourselves from the competition.

Sales Organization

We have an experienced sales force that is responsible for generating sales at the local branch level. We also have a core group of high-level sales associates who focus on national account customers, as well as sales personnel that have specialized knowledge in topics like solar and insulation. The expertise of our salespeople helps us to increase sales to existing customers and add new customers.

Each of our branches is led by a branch manager, who also functions as the branch’s sales manager. There is also a sales director at each location that is responsible for overseeing and coaching the sales team. The typical branch sales team is composed of one to four outside salespeople and one to five inside salespeople. Branches that focus primarily on the residential market generally staff a larger number of outside salespeople.

The primary objectives of our outside salespeople are to increase sales to existing customers and prospect for new customers. These activities are supported by utilizing our CRM (Customer Relationship Management) system throughout our selling organization. Each outside sales representative has a strategic group of existing customers that they actively manage to ensure that Beacon is meeting and exceeding their respective needs. They also spend time seeking new customers in order to grow and expand their portfolio.

To complement our outside sales force, we have built an experienced and technically proficient inside sales staff with vital product expertise to address inquiries from our customers. Our inside sales force is on the front line of customer engagement and is also responsible for fielding incoming orders and providing price quotes.

In addition to our outside and inside sales forces, we employ representatives who act as liaisons for certain roofing materials manufacturers to assist with the promotion of specific products to professional contractors, architects and building owners.

Marketing

Our marketing efforts are designed to ensure that our customers understand the benefits they receive from their local branch being part of a broader network of locations. As a supplement to the efforts of our sales force, each of our branches communicates with customers in their local markets through email, newsletters, direct mail, social media and the key industry websites. In order to build and strengthen relationships with customers and vendors, we offer exclusive promotions and sponsor our own regional trade shows, which feature general business and roofing seminars for our customers and product demonstrations by our vendors. In addition, we attend numerous industry trade shows throughout the regions in which we compete, and we are an active member of the National Roofing Contractors Association, National Women in Roofing, as well as certain regional contractors’ associations.

In fiscal year 2017, we introduced Beacon Pro+, our innovative e-commerce portal that enables customers to order online from our catalog of over 90,000 products and have 24/7 access to view real time pricing, review the status of orders, request and approve quotes, and pay their bills online.

In fiscal year 2018, we introduced Beacon 3D+, a leading edge service offering to our residential customers that transforms smartphone photos of any home to a fully measured, customizable 3D model. Beacon 3D+ both saves our customers time with measuring and pricing estimates and helps homeowners easily visualize what the finished project will look like.

Purchasing and Suppliers

Our status as a leader in our core geographic markets, as well as our reputation in the industry, has allowed us to forge strong relationships with numerous manufacturers of roofing materials and complementary building products, including Atlas Roofing, Berger Building Products, Building Products of Canada, Carlisle Syntec, CertainTeed Roofing, CertainTeed Siding, Firestone Building Products, GAF, IKO Manufacturing, James Hardie Building Products, Johns Manville Roofing, Malarkey, Owens Corning Roofing, Ply Gem, Soprema, and TAMKO Building Products.

We are positioned as a key distributor with our suppliers due to our industry expertise, market share, track record of growth and financial strength, and the substantial volume of products that we distribute.

We manage the procurement of products through our national headquarters and regional offices, allowing us to take advantage of both our scale and local market conditions. We believe this enables us to purchase products more economically than most of our competitors. Product is shipped directly by the manufacturers to our branches or customers.

Operations and Infrastructure

Operations

Our branch-based model provides each location with a significant amount of autonomy to operate within the parameters of our overall business model. Operations at each branch are tailored to meet local customer needs. Branch managers are responsible for sales, pricing and staffing activities, and have full operational control of customer service and deliveries. We provide our branch managers with significant incentives that allow them to share in the profitability of their respective branches and the company as a whole. Employees at our regional and corporate operations assist the branches with, among other things, procurement, credit and safety services, fleet management, information systems support, contract management, accounting, treasury and legal services, human resources, benefits administration and sales and use tax services.

Our distribution fulfillment process is initiated upon receiving a request for a contract job order or direct product order from a customer. Under a contract job order, the customer typically requests roofing or other construction materials and technical support services. The customer discusses the project’s requirements with a salesperson and the salesperson provides a price quote for the package of products and services. Subsequently, the salesperson processes the order and we deliver the products to the customer’s job site. In fiscal year 2018, we were able to support our customers by fulfilling approximately 93.8% of warehouse orders through our in-stock inventory as a result of the breadth and depth of the inventory maintained at our local branches.

Facilities

As of September 30, 2018, our network of 549 branches was serving key metropolitan areas in all 50 states throughout the U.S. and 6 Canadian provinces. This network has enabled us to effectively and efficiently serve a broad customer base and to achieve a leading market position in each of our geographic markets.

Fleet

For the year ended September 30, 2018, our distribution infrastructure supported 2 million deliveries. To service our customer base, we maintained a dedicated owned fleet of 2,307 straight trucks, 809 tractors and 1,349 trailers as of September 30, 2018. Nearly all of our delivery vehicles are equipped with specialized equipment, including 1,383 truck-mounted forklifts, cranes, hydraulic booms and conveyors, which are necessary to deliver products to rooftop job sites in an efficient and safe manner and in accordance with our customers’ requirements.

Our branches typically focus on providing materials to customers who are located within a two-hour radius of their respective facilities. Our branches generally make deliveries each business day.

Management Information Systems

We have fully integrated management information systems across our locations. Acquired businesses are moved to our IT platform as soon as feasible following acquisition. Our systems support every major internal operational function, providing complete integration of purchasing, receiving, order processing, shipping, inventory management, sales analysis and accounting. The same databases are shared within the systems, allowing our branches to easily acquire products from other branches or schedule deliveries by other branches, greatly enhancing our customer service. Our systems also include a pricing matrix which allows us to refine pricing by region, branch, customer and customer type, or even a specific customer project. In addition, our systems allow us to centrally monitor all branch and regional performance as often as daily. We have centralized many functions to leverage our growing size, including accounts payable, insurance, payroll, employee benefits, vendor relations, and banking.

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

Competition

Although we are one of the two largest roofing materials and complementary building product distributors in the United States and Canada, the industry remains highly competitive. The vast majority of our competition comes from local and regional roofing supply distributors, and, to a lesser extent, other building supply distributors and big box retailers. Among distributors, we compete against a small number of large distributors and many small and local privately owned distributors. The principal competitive factors in our business include, but are not limited to, the availability of materials and supplies; technical product knowledge and expertise; advisory or other service capabilities; pricing of products; and the availability of credit and capital. We generally compete on the basis of the quality of our products and services, and to a lesser extent, price.

Order Backlog

Order backlog is not a material aspect of our business and no material portion of our business is subject to government contracts.

Seasonality

In general, sales and net income are highest during our first, third and fourth fiscal quarters, which represent the peak months of construction and re-roofing, especially in our branches in the northern and midwestern regions of the United States and in Canada. Our sales are substantially lower during the second quarter, when we usually incur net losses.

We generally experience our peak working capital needs during the third quarter after we build our inventories following the winter season but before we begin collecting on most of our spring receivables. Our principal sources of liquidity are cash and borrowings under our revolving credit facility, so our borrowings tend to be highest in the third quarter of our fiscal year.

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

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and, in accordance with such requirements, furnish or file periodic reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). These periodic reports, proxy statements, and other information are available at the SEC website, www.sec.gov. We also maintain an investor relations page on our website where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other required SEC filings may be accessed free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

Our growth strategy includes acquiring other distributors of roofing materials and complementary products. Acquisitions involve numerous risks, including:

•

unforeseen difficulties in integrating operations, technologies, services, accounting and employees, including difficulties in operating and integrating Allied’s interior products business line, a business line which we have operated for a limited period of time;

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

Many of the products that we distribute are subject to price changes based upon manufacturers’ raw material costs and other manufacturer pricing decisions. For example, as a distributor of residential roofing supplies, our business is sensitive to asphalt prices, which are highly volatile and often linked to oil prices, as oil is a significant input in asphalt production. Shingle prices have been volatile in recent years, partly due to volatility in asphalt prices. Historically, we have generally been able to pass increases in the prices of shingles on to our customers. Although we often are able to pass on manufacturers’ price increases, our ability to pass on increases in costs and our ability to do so in a timely fashion depends on market conditions. The inability to pass along cost increases or a delay in doing so could result in lower operating margins. In addition, higher prices could impact demand for these products, resulting in lower sales volumes.

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

A portion of the products we sell are for residential and non-residential construction. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including credit and capital availability, interest rates, foreclosure rates, housing inventory levels and occupancy, changes in the tax laws, employment levels, consumer confidence and the health of the United States economy and mortgage markets. Economic downturns in the regions and markets we serve could result in lower revenues and, since many of our expenses are fixed, lower profitability. The challenging economic conditions in recent years, including tighter credit markets, have adversely affected demand for new residential and non-residential projects and, to a lesser extent, re-roofing projects, and may continue to negatively affect expenditures for roofing in the near term. Unfavorable changes in demographics, credit markets, consumer confidence, housing affordability, or housing inventory levels and occupancy, or a weakening of the United States economy or of any regional or local economy in which we operate could adversely affect consumer spending, result in decreased demand for our products, and adversely affect our business. In addition, instability in the economy and financial markets, including as a result of terrorism or civil or political unrest, may result in a decrease in housing starts, which would adversely affect our business.

Seasonality and weather-related conditions may have a significant impact on our financial results from period to period

The demand for our outdoor building materials is heavily correlated to both seasonal changes and unpredictable weather patterns. Seasonal demand fluctuations are expected, such as in our second quarter, when winter construction cycles and cold weather patterns have an adverse impact on new construction and re-roofing activity. The timing of weather patterns (unseasonable temperatures) and severe weather events (hurricanes and storms) may impact our financial results within a given period either positively or negatively, making it difficult to accurately forecast our results of operations. We expect that these seasonal and weather-related variations will continue in the near future.

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

Since we rely heavily on information technology both in serving our customers and in our enterprise infrastructure in order to achieve our objectives, we may be vulnerable to damage or intrusion from a variety of deliberate cyber-attacks carried out by insiders or third parties, including computer viruses, worms or other malicious software programs that may access our systems. Despite the precautions we take to mitigate the risks of such events, an attack on our enterprise information technology system could result in theft or disclosure of our proprietary or confidential information or a breach of confidential customer or employee information. Such events could have an adverse impact on revenue, harm our reputation, and cause us to incur significant legal liability and costs to address and remediate such events and related security concerns.

An impairment of goodwill and/or other intangible assets could reduce net income.

Acquisitions frequently result in the recording of goodwill and other intangible assets. We recorded significant additional goodwill and other intangible assets upon consummation of the Allied Acquisition. At September 30, 2018, goodwill represented approximately 38.3% of our total assets. Goodwill is not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. Our accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine the fair values of our reporting units by using a qualitative approach.

We evaluate the recoverability of goodwill for impairment in between our annual tests when events or changes in circumstances, including a sustained decline in our market capitalization, indicate that the carrying amount of goodwill may not be recoverable. Any impairment of goodwill will reduce net income in the period in which the impairment is recognized.

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

As of September 30, 2018, we had $1.3 billion in aggregate principal amount of our 4.875% senior notes due in 2025 outstanding, $300.0 million in aggregate principal amount of our 6.375% senior notes due in 2023 outstanding, $930.3 million outstanding under our senior secured term loan due in 2025, $92.4 million drawn under our asset-based revolving line of credit with a 2023 maturity date, and $23.6 million of total other indebtedness. Our substantial debt could have important consequences to us, including:

•	increasing our vulnerability to general economic and industry conditions;
•

requiring a substantial portion of our cash flow used in operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our liquidity and our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•

exposing us to the risk of increased interest rates, and corresponding increased interest expense, because borrowings under our asset-based revolving line of credit and term loan are at variable rates of interest;

•	reducing funds available for working capital, capital expenditures, acquisitions and other general corporate purposes, due to the costs and expenses associated with such debt;
•	making it more difficult to satisfy our obligations under the terms of our indebtedness;
•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes; and
•	limiting our ability to adjust to changing marketplace conditions and placing us at a competitive disadvantage compared to our competitors who may have less debt.

In addition, the debt agreements that currently govern our asset-based revolving line of credit and term loan and the indentures governing our outstanding senior notes impose significant operating and financial restrictions on us, including limitations on our ability to, among other things, pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; merge or consolidate; enter into agreements that restrict the ability of our subsidiaries to make dividends or other payments to Beacon Roofing Supply, Inc.; and transfer or sell assets. In addition, the terms of our preferred stock contain restrictions on our ability to pay dividends on our common stock, and the holders of such shares would participate in any declared common stock dividends, reducing the cash available to holders of common stock. As a result of these restrictions, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to capitalize on available business opportunities.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, which could cause us to default on our debt obligations and impair our liquidity. In the event of a default under any of our indebtedness, the holders of the defaulted debt could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest, which in turn could result in cross-defaults under our other indebtedness. The lenders under our asset-based revolving line of credit could also elect to terminate their commitments thereunder and cease making further loans, and the lenders under the asset-based revolving line of credit and term loan could institute foreclosure proceedings against their collateral, which could potentially force us into bankruptcy or liquidation.

Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions which could further exacerbate the risks to our financial condition described above.

We may be able to incur significant additional indebtedness in the future. Although the debt agreements that currently govern our asset-based revolving line of credit, term loan, outstanding senior notes and other debt instruments contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent we incur additional indebtedness or other obligations, the risks described in the immediately preceding risk factor and others described herein may increase.

Risks Related to our Preferred Stock

The holders of Preferred Stock issued in connection with the Allied Acquisition have rights, preferences and privileges that are not held by, and are preferential to, the rights of, our common shareholders. We may be required, under certain circumstances, to repurchase the preferred stock for cash, and such obligations could adversely affect our liquidity and financial condition.

On January 2, 2018 we issued 400,000 shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”) to CD&R Boulder Holdings, L.P. (the “CD&R Stockholder”), an entity affiliated with the investment firm Clayton, Dubilier & Rice LLC, pursuant to an Investment Agreement dated August 24, 2017 (the “Investment Agreement”). The proceeds of the issuance were used to partially finance the Allied Acquisition.  The Preferred Stock is convertible perpetual participating preferred stock of Beacon, with an initial conversion price of $41.26 per share, and accrues dividends at a rate of 6.0% per annum (payable in cash or in-kind, subject to specified limitations). The Preferred Stock may be converted at any time at the option of the holder into 9,694,619 shares of our common stock, which would represent approximately 12.5% of our outstanding shares of common stock as of September 30, 2018 (giving effect to the conversion). In addition, under the terms of the Preferred Stock, we may, at our option, force the conversion of all (but not less than all) of the outstanding shares of Preferred Stock to common stock if at any time the market price of our common stock exceeds 200% of the then-effective conversion price per share for at least 75 days out of any trailing 90-trading day period. Any conversion of the Preferred Stock may significantly dilute our common shareholders and adversely affect both our net income per share and the market price of our common stock.

If we issue additional shares of Preferred Stock as “in-kind” dividend payments that, together with the 400,000 shares of Preferred Stock issued to the CD&R Stockholder, represent in excess of 12,071,937 shares of our common stock on an as-converted basis, and in certain other circumstances as provided in the Preferred Stock certificate of designations, a “Triggering Event” would occur. Upon the occurrence of a “Triggering Event,” the dividend rate will increase to 9.0% per annum for so long as the Triggering Event remains in effect, which will further dilute our common shareholders if we issue additional shares of Preferred Stock to satisfy our dividend payment obligations.  Moreover, if we declare or pay a cash dividend on our common stock, we will be required to declare and pay a dividend on the outstanding Preferred Stock on a pro rata basis with the common shares determined on an as-converted basis at the time the dividend is declared. The maximum number of shares of common stock into which the Preferred Stock may be converted (taking into account any shares of Preferred Stock issued as in-kind dividend payments) will be limited to 12,071,937 shares of our common stock, which represents 19.99% of the total number of shares of common stock issued and outstanding immediately prior to the execution of the Investment Agreement, unless and until we were to obtain shareholder approval of such issuance under the Nasdaq listing rules. The terms of the Investment Agreement and Preferred Stock do not require us to obtain shareholder approval in these circumstances.

Holders of the Preferred Stock generally are entitled to vote with the holders of the shares of common stock on an as converted basis on all matters submitted for a vote of holders of shares of common stock, voting together with the holders of shares of common stock as one class (subject to the limitation that any one Preferred Stock holder, together with its affiliates, cannot vote any shares in excess of 19.99% of the aggregate voting power of the common stock outstanding immediately prior to the execution of the Investment Agreement). The prior written consent of the holders of a majority of the Preferred Stock is required to, among other things, (i) amend or modify our charter, by-laws or the certificate of designations governing the Preferred Stock that would adversely affect the Preferred Stock or (ii) amend our debt agreements to, among other things, adversely affect our ability to pay dividends on the Preferred Stock, subject to certain exceptions.

The conversion price of the Preferred Stock is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar event.  Adjustments to the conversion price could dilute the ownership interest of our common shareholders.  In addition, holders of Preferred Stock have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to shareholders, before any payment may be made to holders of shares of common stock, an amount equal to the greater of (a) 100% of the liquidation preference thereof plus all accrued and unpaid dividends or (b) the amount that such holder would have been entitled to receive upon our liquidation, dissolution and winding up if all outstanding shares of Preferred Stock had been converted into common stock immediately prior to such liquidation, dissolution or winding up, without regard to any of the limitations on conversion or convertibility.

Furthermore, the holders of the Preferred Stock will have certain redemption rights, including upon certain change of control events involving us, which, if exercised, could require us to repurchase all of the outstanding Preferred Stock for cash at the original purchase price of the Preferred Stock plus all accrued and unpaid dividends thereon. Our obligations to pay regular dividends to the holders of the Preferred Stock or any required repurchase of the outstanding Preferred Stock could impact our liquidity and reduce the amount of cash available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of the Preferred Stock and our common shareholders.

Following the expiration of an 18-month lock-up period on July 2, 2019, the CD&R Stockholder may sell shares of our common stock in the public market, which may cause the market price of our common stock to decrease, and therefore make it more difficult to raise equity financing or issue equity as consideration in an acquisition.

Our registration rights agreement with the CD&R Stockholder requires us to register all shares held by the CD&R Stockholder and its permitted transferees (including shares of our common stock issued upon conversion of Preferred Stock) under the Securities Act promptly following the expiration of an 18-month lock-up period on July 2, 2019. The registration rights for the CD&R Stockholder will allow it to sell its shares without compliance with the volume and manner of sale limitations under Rule 144 promulgated under the Securities Act and will facilitate the resale of such securities into the public market. The market value of our common stock could decline as a result of sales by the CD&R Stockholder from time to time. In particular, the sale of a substantial number of our shares by the CD&R Stockholder within a short period of time, or the perception that such sale might occur, could cause our stock price to decrease, make it more difficult for us to raise funds through future offerings of Beacon common stock or acquire other businesses using Beacon common stock as consideration.

The CD&R Stockholder holds a significant equity interest in our business and may exercise significant influence over us, including through its ability to designate up to two directors to our board of directors, and its interests as a preferred equity holder may diverge from, or even conflict with, the interests of our common shareholders.

The CD&R Stockholder beneficially owns Preferred Stock convertible into 9,694,619 shares of common stock, or approximately 12.5% of our outstanding common stock as of September 30, 2018. In addition, the CD&R Stockholder owns 314,400 shares of common stock purchased in the open market with cash dividends paid on the Preferred Stock. The terms of the Investment Agreement permit the C&R Stockholder to acquire additional shares of common stock in the open market with future cash dividends paid on the Preferred Stock or as otherwise consented to by our board of directors. As a result, the CD&R Stockholder may have the indirect ability to significantly influence our policies and operations. In addition, under the Investment Agreement, the CD&R Stockholder is entitled to appoint up to two directors to our board of directors (Nathan K. Sleeper and Philip W. Knisely currently serve as the CD&R Stockholder designees). Notwithstanding that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the directors designated by the CD&R Stockholder may differ from the interests of our other directors or common shareholders as a whole. With such representation on our board of directors, the CD&R Stockholder has influence over the appointment of management and any action requiring the vote of our board of directors, including significant corporate action such as mergers and sales of substantially all of our assets. The directors controlled by the CD&R Stockholder will also be able to influence decisions affecting our capital structure, including decisions to issue additional capital stock and incur additional debt. Additionally, for so long as the CD&R Stockholder owns Preferred Stock, the following matters will require the approval of the CD&R Stockholder: (1) amendments or modifications to our charter, by-laws or the certificate of designations governing the Preferred

Stock that would adversely affect the Preferred Stock, (2) authorization, creation, increase in the authorized amount of, or issuance of any class or series of senior or parity equity securities or any security convertible into, shares of senior or parity equity securities (but not junior securities), (3) any increase or decrease in the authorized number of shares of Preferred Stock or the issuance of additional shares of Preferred Stock, (4) amendments to our debt agreements that would, among other things, adversely affect our ability to pay dividends on the Preferred Stock, subject to certain exceptions, and (5) the liquidation, dissolution or filing of a voluntary petition for bankruptcy or receivership. The CD&R Stockholder and its affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business. In addition, the CD&R Stockholder may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments and have a negative impact to our common shareholders. Furthermore, the CD&R Stockholder may, in the future, own businesses that directly or indirectly compete with us. The CD&R Stockholder may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of October 31, 2018, we leased 526 branch facilities and 15 non-branch facilities throughout the United States and Canada. These leased facilities range in size from approximately 2,000 to 348,000 square feet. In addition, as of October 31, 2018 we owned 22 branch facilities. These owned facilities range in size from 11,505 square feet to 68,000 square feet. We believe that our properties are in good operating condition and adequately serve our current business operations.

The following table summarizes the locations of our branches and facilities as of October 31, 2018:

		Non-Branch
Location	Branches	Facilities
U.S. State
Alabama	7
Alaska	1
Arizona	5
Arkansas	4
California	50
Colorado	20
Connecticut	7	1
Delaware	3
Florida	36	1
Georgia	15	1
Hawaii	11
Idaho	2
Illinois	15
Indiana	8
Iowa	3
Kansas	4
Kentucky	5
Louisiana	9
Maine	4
Maryland	22	1
Massachusetts	15
Michigan	13
Minnesota	8
Mississippi	2
Missouri	10
Montana	1
Nebraska	7
Nevada	3
New Hampshire	2
New Jersey	21	2
New Mexico	1
New York	19
North Carolina	24	2
North Dakota	4	1
Ohio	12	1
Oklahoma	2
Oregon	7
Pennsylvania	33
Rhode Island	2
South Carolina	8
South Dakota	3
Tennessee	9
Texas	38	2
Utah	6
Vermont	1
Virginia	16	1
Washington	18	1
West Virginia	4

Wisconsin	4
Wyoming	2
Total— United States	526	14

Canadian Province
Alberta	3
British Columbia	4
Nova Scotia	1
Ontario	6	1
Quebec	6
Saskatchewan	2
Total— Canada	22	1

Total - All	548	15

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Select Market (the “Nasdaq”) under the symbol “BECN”. As of October 31, 2018, there were 89 registered holders of record of our common stock.

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

The following graph compares the cumulative total shareholder return on Beacon Roofing Supply, Inc.’s common stock (based on market prices) for the last five fiscal years with the cumulative total return on (i) the Nasdaq Index and (ii) the S&P 1500 Trading Companies & Distributors Index, assuming a hypothetical $100 investment in each on September 30, 2013 and the re-investment of all dividends. The closing price of our common stock on September 30, 2018, was $36.19.

	Base	INDEXED RETURNS
	Period	Years Ended September 30,
Company / Index	9/30/13	2014	2015	2016	2017	2018
Beacon Roofing Supply, Inc.	100	69.11	88.12	114.10	139.00	98.16
Nasdaq Index	100	120.61	125.43	146.03	180.62	226.08
S&P 1500 Trading Companies & Distributors Index	100	107.95	83.92	98.72	112.22	154.62

ITEM 6.    SELECTED FINANCIAL DATA

You should read the following selected financial information together with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included in this Form 10-K. We have derived the statement of operations data for the years ended September 30, 2018, September 30, 2017, and September 30, 2016, and the balance sheet data as of September 30, 2018, and September 30, 2017, from our audited financial statements included in this Form 10-K. We have derived the statements of operations data for the years ended September 30, 2015 and September 30, 2014, and the balance sheet data as of September 30, 2016, September 30, 2015 and September 30, 2014, from our audited financial statements not included in this Form 10-K.

Consolidated Statement of Operations Data:

	Year Ended September 30,
	2018	2017	2016	2015	2014
Net sales	$6,418,311	$4,376,670	$4,127,109	$2,515,169	$2,326,905
Cost of products sold	4,824,990	3,300,731	3,114,040	1,919,804	1,799,065
Gross profit	1,593,321	1,075,939	1,013,069	595,365	527,840
Operating expense	1,388,695	859,843	808,085	478,284	428,977
Income (loss) from operations	204,626	216,096	204,984	117,081	98,863
Interest expense, financing costs, and other	136,544	52,751	58,452	11,037	10,095
Income (loss) before provision for income taxes	68,082	163,345	146,532	106,044	88,768
Provision for (benefit from) income taxes	(30,544)	62,481	56,615	43,767	34,922
Net income (loss)	$98,626	$100,864	$89,917	$62,277	$53,846
Dividends on preferred shares	18,000	-	-	-	-
Net income (loss) attributable to common shareholders	$80,626	$100,864	$89,917	$62,277	$53,846

Weighted-average common stock outstanding:
Basic	68,012,879	60,315,648	59,424,372	49,578,130	49,227,466
Diluted	69,191,039	61,344,263	60,418,067	50,173,478	49,947,699

Net income (loss) per share:
Basic	$1.07	$1.67	$1.51	$1.26	$1.09
Diluted	$1.05	$1.64	$1.49	$1.24	$1.08

Balance Sheet Data:

	September 30,
	2018	2017	2016	2015	2014
Cash and cash equivalents	$129,927	$138,250	$31,386	$45,661	$54,472
Total assets	6,508,662	3,449,557	3,113,859	1,539,428	1,433,896
Total long-term indebtedness[1]	2,606,096	750,233	1,117,711	192,567	216,460
Total stockholders’ equity	1,884,305	1,781,806	1,323,827	883,116	817,101

[1]	Net of debt issuance costs

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

We use these supplemental measures to evaluate performance period over period and to analyze the underlying trends in our business and to establish operational goals and forecasts that are used in allocating resources. We expect to compute our non-GAAP financial measures consistently using the same methods each period.

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

The following tables present a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss)/Adjusted EPS and Adjusted EBITDA for each of the periods indicated (in thousands, except per share amounts):

Adjusted Net Income (Loss)/Adjusted EPS

	Year Ended September 30,
	2018		2017		2016
	Amount	Per Share[1]	Amount	Per Share[2]	Amount	Per Share[3]
Net income (loss)	$98,626	$1.29	$100,864	$1.64	$89,917	$1.49
Acquisition costs[4]	156,859	2.05	63,627	1.04	65,143	1.08
Effects of tax reform[5]	(48,805)	(0.64)	-	-	-	-
Adjusted Net Income (Loss)	$206,680	$2.70	$164,491	$2.68	$155,060	$2.57

[1]

Per share amounts are calculated using the diluted weighted-average common stock outstanding totals for each respective period after assuming the full conversion of the participating Preferred Stock. The weighted-average share count utilized in the 2018 calculation of Adjusted EPS is 76,415,522. This amount is the 69,191,039 diluted weighted-average shares outstanding plus the assumed conversion of 7,224,483 weighted-average shares of participating Preferred Stock, which were excluded from the GAAP net income (loss) per share calculation for the period due to their anti-dilutive nature.

[2]	The weighted-average share count utilized in the 2017 calculation of Adjusted EPS is 61,344,263.

[3]	The weighted-average share count utilized in the 2016 calculation of Adjusted EPS is 60,418,067.
[4]

Acquisition costs for 2018 include 79.3 million of non-recurring charges related to acquisitions and 141.2 million of amortization expense related to intangibles, both net of 63.6 million in tax in total. Acquisition costs for 2017 include 21.2 million of non-recurring charges related to acquisitions and 82.5 million of amortization expense related to intangibles, both net of 40.0 million in tax in total. Acquisition costs for 2016 include 36.7 million of non-recurring charges related to acquisitions and 68.3 million of amortization expense related to intangibles, both net of 39.8 million in tax in total.

[5]	Impact of the Tax Cuts and Jobs Act of 2017 – see Note 12 in the Notes to the Consolidated Financial Statements for further discussion.

Adjusted EBITDA

	Year Ended September 30,
	2018	2017	2016
Net income (loss)	$98,626	$100,864	$89,917
Acquisition costs[1]	54,441	15,745	24,749
Interest expense, net	143,074	53,802	58,145
Income taxes	(30,544)	62,481	56,615
Depreciation and amortization	201,503	116,467	100,191
Stock-based compensation	16,473	15,074	17,749
Adjusted EBITDA	$483,573	$364,433	$347,366

Adjusted EBITDA as a % of net sales	7.5%	8.3%	8.4%

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. All references to “2018,” “2017” and “2016”are referring to the twelve month period ended September 30 for each of those respective fiscal years. The following discussion may contain forward-looking statements that reflect our plans and expectation. Our actual results could differ materially from those anticipated by these forward-looking statements due to the factors discussed elsewhere in this Annual Report on Form 10-K, particularly in the “Risk Factors” section. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Overview

We are the largest publicly traded distributor of residential and non-residential roofing materials in the United States and Canada. We also distribute complementary building products, including siding, windows, specialty exterior building products, insulation, and waterproofing systems, wallboard and acoustical ceiling tiles. We are among the oldest and most established distributors in the industry. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of contractors and, to a lesser extent, general contractors, retailers, and building materials suppliers.

As of September 30, 2018, we operated 549 branches throughout all 50 states in the U.S. and 6 provinces in Canada. We stock one of the most extensive assortments of high quality branded products in the industry with approximately 90,000 SKUs available across our branch network, enabling us to deliver products to serve over 100,000 customers on a timely basis.

On January 2, 2018, we finalized the acquisition of Allied Building Products Corp. (“Allied”), a New Jersey Corporation, for approximately $2.625 billion, subject to working capital and other adjustments. As of September 30, 2018, the adjusted purchase price for Allied was $2.88 billion, and purchase accounting entries had not yet been finalized. Headquartered in East Rutherford, New Jersey, Allied was one of the country’s largest exterior and interior building products distributors, distributing products across 208 locations in 31 states in the U.S. with a strong presence in New York, New Jersey, Florida, California, Hawaii and the upper Midwest at the time of the acquisition. We believe the acquisition of Allied was a strategically and financially compelling transaction that expanded our geographic footprint, enhanced our scale and market presence, diversified our product offerings, and positioned us to provide new growth opportunities that will increase our long-term profitability.

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

In addition, we opened three new branches in 2018, four new branches in 2017, and one new branch in 2016. These eight new branch locations allow us to penetrate deeper into our existing markets and establish a greater presence.

General

We sell all materials necessary to install, replace and repair residential and non-residential roofs, including:

•	Shingles, standard and specialty;
•	Single-ply roofing;
•	Metal roofing and accessories;
•	Modified bitumen;
•	Built-up roofing;
•	Insulation;
•	Slate and tile roofing;
•	Fasteners, coatings and cements; and
•	Other roofing accessories.

We also sell complementary building products such as:

•	Vinyl, wood and fiber cement siding;
•	Doors, windows and millwork;
•	Decking and railing;
•	Building insulation;
•	Waterproofing systems;
•	Wallboard; and
•	Acoustical ceiling tiles.

We serve over 100,000 customers, none of which individually represents more than 1% of our total net sales. Many of our customers are small to mid-size contractors with relatively limited capital resources. We maintain strict credit review and approval policies, which has helped to keep losses from uncollectible customer receivables within our expectations. Our expenses consist primarily of the cost of products purchased for resale, labor, fleet, occupancy, and selling and administrative expenses.

Results of Operations

The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in thousands):

	Year Ended September 30,
	2018	2017	2016
Net sales	$6,418,311	$4,376,670	$4,127,109
Cost of products sold	4,824,990	3,300,731	3,114,040
Gross profit	1,593,321	1,075,939	1,013,069
Operating expense:
Selling, general and administrative	1,187,192	743,376	707,893
Depreciation	60,318	34,002	31,876
Amortization	141,185	82,465	68,316
Total operating expense	1,388,695	859,843	808,085
Income (loss) from operations	204,626	216,096	204,984
Interest expense, financing costs, and other	136,544	52,751	58,452
Income (loss) before provision for income taxes	68,082	163,345	146,532
Provision for (benefit from) income taxes	(30,544)	62,481	56,615
Net income (loss)	98,626	100,864	89,917
Dividends on preferred shares	18,000	-	-
Net income (loss) attributable to common shareholders	80,626	100,864	89,917

	Year Ended September 30,
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of products sold	75.2%	75.4%	75.5%
Gross profit	24.8%	24.6%	24.5%
Operating expense:
Selling, general and administrative	18.5%	16.9%	17.1%
Depreciation	0.9%	0.8%	0.8%
Amortization	2.2%	1.9%	1.7%
Total operating expense	21.6%	19.6%	19.6%
Income (loss) from operations	3.2%	5.0%	4.9%
Interest expense, financing costs, and other	2.1%	1.2%	1.4%
Income (loss) before provision for income taxes	1.1%	3.8%	3.5%
Provision for (benefit from) income taxes	(0.4%)	1.5%	1.3%
Net income (loss)	1.5%	2.3%	2.2%
Dividends on preferred shares	0.2%	0.0%	0.0%
Net income (loss) attributable to common shareholders	1.3%	2.3%	2.2%

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

As of September 30, 2018, we had a total of 549 branches in operation. Our existing market calculations include 315 branches and exclude 234 branches that were acquired after the start of fiscal year 2017.

2018 vs. 2017

The following table summarizes our results of operations by market type (existing and acquired) for the periods presented (in thousands):

	Existing Markets		Acquired Markets		Consolidated
	Year Ended September 30,
	2018	2017	2018	2017	2018	2017
Net sales	$3,900,455	$3,880,952	$2,517,856	$495,718	$6,418,311	$4,376,670

Gross profit	$933,798	$945,494	$659,523	$130,445	$1,593,321	$1,075,939
Gross margin	23.9%	24.4%	26.2%	26.3%	24.8%	24.6%

Operating expense:
Selling, general, and administrative	$710,112	$659,970	$477,080	$83,406	$1,187,192	$743,376
Depreciation	30,823	29,993	29,495	4,009	60,318	34,002
Amortization	54,540	66,250	86,645	16,215	141,185	82,465
Operating expense(1)	$795,475	$756,213	$593,220	$103,630	$1,388,695	$859,843
Operating expense as a % of net sales	20.4%	19.5%	23.6%	20.9%	21.6%	19.6%

Operating income (loss)	$138,324	$189,281	$66,302	$26,815	$204,626	$216,096
Operating margin	3.5%	4.9%	2.6%	5.4%	3.2%	5.0%

[1]

Total operating expense for 2018 and 2017 included non-recurring charges of $54.4 million ($0.9 million from acquired markets) and $15.7 million (None from acquired markets), respectively, for the recognition of certain costs related to acquisitions.

Net Sales

Consolidated net sales increased 2.04 billion, or 46.6%, to $6.42 billion in 2018 from $4.38 billion in 2017. Existing market sales increased 19.5 million, or 0.5%, over the same comparative period. We believe the increase in our 2018 existing market sales was influenced primarily by the following factors:

•	higher average selling prices across all major product lines;
•	increased average sales volume for our complementary product line; and
•	high demand in Florida and Texas following Hurricanes Irma and Harvey, respectively;

partially offset by:

•	decreased average volume for our residential product line; and
•	below-average hail demand and decreased storm activity compared to 2017.

Existing markets net sales by geographical region increased (decreased) from 2017 to 2018 as follows: Northeast 7.2%; Mid-Atlantic 1.1%; Southeast 11.2%; Southwest (6.2%); Midwest (10.3%); West 3.2%; and Canada 0.7%. Net sales within our acquired markets were 2.52 billion in 2018, an increase from 2017 primarily due to the impact from the acquisition of Allied.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). Average overall selling prices in existing markets were up over 3-4% in 2018 compared to 2017, driven primarily by price increases across all product lines and highlighted by an increase in complementary product pricing of over 5%.

Product line sales for our existing markets were as follows (in thousands):

	Year Ended September 30,
	2018		2017		Change
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$2,046,899	52.5%	$2,096,474	54.1%	$(49,575)	(2.4%)
Non-residential roofing products	1,189,085	30.5%	1,169,696	30.1%	19,389	1.7%
Complementary building products	664,471	17.0%	614,782	15.8%	49,689	8.1%
Total existing market sales	$3,900,455	100.0%	$3,880,952	100.0%	$19,503	0.5%

For 2018, our acquired markets recognized sales of $751.9 million, $446.9 million and $1.32 billion in residential roofing products, non-residential roofing products and complementary building products, respectively. The combination of our 2018 existing market sales of $3.90 billion plus the sales from acquired markets of $2.52 billion equals our total 2018 sales of $6.42 billion. We believe the existing market information is useful to investors because it helps explain organic growth or decline.

Gross Profit

Gross profit and gross margin for our consolidated and existing markets were as follows (in thousands):

	Year Ended September 30,		Change[1]
	2018	2017	$	%
Gross profit - consolidated	$1,593,321	$1,075,939	$517,382	48.1%
Gross profit - existing markets	933,798	945,494	(11,696)	(1.2%)
Gross margin - consolidated	24.8%	24.6%	N/A	0.2%
Gross margin - existing markets	23.9%	24.4%	N/A	(0.5%)

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Our consolidated gross profit increased $517.4 million, or 48.1%, to $1.59 billion in 2018. Existing market gross profit decreased $11.7 million, or 1.2%, to $933.8 million in 2018, and gross profit within our acquired markets was $659.5 million for the same period. Consolidated gross margins were 24.8% in 2018, a 0.2% increase from 2017, and existing market gross margin decreased 0.5% over 2017, to 23.9%.

The decrease in existing market gross margin was primarily driven by an average product cost increase of greater than 4%, partially offset by a price increase of approximately 3-4% across all products over the comparative period as well as favorable product mix related to higher complementary sales volume. Consolidated gross margin was slightly higher than existing market gross margin, primarily due to the positive impact of recent acquisitions.

Consolidated direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expense) compared to our warehouse sales, represented 12.8% and 15.0% of our net sales in 2018 and 2017, respectively.

Operating Expense

Operating expense for our consolidated and existing markets was as follows (in thousands):

	Year Ended September 30,		Change[1]
	2018	2017	$	%
Operating expense - consolidated	$1,388,695	$859,843	$528,852	61.5%
Operating expense - existing markets	795,475	756,213	39,262	5.2%
% of net sales - consolidated	21.6%	19.6%	N/A	2.0%
% of net sales - existing markets	20.4%	19.5%	N/A	0.9%

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense in our existing markets increased by $39.3 million, or 5.2% in 2018, to $795.5 million, as compared to $756.2 million in 2017, while operating expense within our acquired markets was $593.2 million in 2018. The following factors were the leading causes of the increase in operating expense in our existing markets:

•	an increase in general and administrative expense of $39.6 million due to one-time costs incurred as part of the Allied acquisition;
•	an increase in payroll and employee benefit costs of $4.5 million due to higher insurance costs and higher salaries and wages from annual merit increases as well as additional headcount;
•	an increase in selling expense of $2.9 million due to higher sales volume and related costs; and
•	an increase in bad debt expense of $2.1 million due to a decrease in the rate of collections, particularly in the West region;

partially offset by:

•	a decrease in amortization expense of $11.7 million due to the scheduled declining run-rate of intangible amortization related to the Roofing Supply Group (“RSG”) acquisition.

During 2018 and 2017, we recorded amortization expense related to the intangible assets recorded under purchase accounting within our existing markets of $54.5 million and $66.3 million, respectively. Our existing markets operating expense as a percentage of the related net sales in 2018 was 20.4%, compared to 19.5% in 2017.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $136.5 million in 2018, as compared to $52.8 million in 2017. The primary driver of the increase is the additional interest costs related to the higher average outstanding debt balance over the comparative periods stemming from acquisitions.

Income Taxes

There was an income tax benefit of $30.5 million in 2018, as compared to a $62.5 million income tax provision in 2017. The decrease in expense was primarily driven by lower corporate income tax rates and the revaluation of our deferred tax liabilities stemming from the enactment of the Tax Cut and Jobs Act of 2017 (TCJA). Excluding the impact of tax reform and the adoption of new accounting guidance, our effective tax rate in 2018 was 30.7%, as compared to 38.3% in 2017.

Net Income (Loss)/Net Income (Loss) Per Share

Net income was $98.6 million in 2018, as compared to a net income of $100.9 million in 2017. There were $18.0 million of dividends on preferred shares in 2018 and none in 2017, making net income attributable to common shareholders of $80.6 million in 2018, as compared to net income attributable to common shareholders of $100.9 million in 2017. We calculate net income (loss) per share by dividing net income (loss), less dividends on preferred shares and adjustments for participating securities, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by utilizing the most dilutive result after applying and comparing the two-class method and if-converted method (see Note 4 in the Notes to the Consolidated Financial Statements for further discussion).

The following table presents all of the components utilized to calculate basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Year Ended September 30,
	2018	2017
Net income (loss)	$98,626	$100,864
Dividends on preferred shares	(18,000)	-
Net income (loss) attributable to common shareholders	80,626	100,864
Undistributed income allocated to participating securities	(7,742)	-
Net income (loss) attributable to common shareholders - basic and diluted (if-converted method)	$72,884	$100,864
Undistributed income allocated to participating securities	7,742	-
Re-allocation of undistributed income to preferred shares	(7,623)	-
Net income (loss) attributable to common shareholders - diluted (two-class method)	$73,003	$100,864

Weighted-average common shares outstanding - basic	68,012,879	60,315,648
Effect of common share equivalents	1,178,160	1,028,615
Weighted-average common shares outstanding - diluted (if-converted and two-class method)	69,191,039	61,344,263

Net income (loss) per share - basic	$1.07	$1.67
Net income (loss) per share - diluted (two-class method)	1.06	1.64
Net income (loss) per share - diluted (if-converted method)	1.05	1.64

2017 vs. 2016

The following table summarizes our results of operations by market type (existing and acquired) for the periods presented (in thousands):

	Existing Markets		Acquired Markets		Consolidated
	Year Ended September 30,
	2017	2016	2017	2016	2017	2016
Net sales	$4,063,328	$3,960,322	$313,342	$166,787	$4,376,670	$4,127,109

Gross profit	986,691	969,705	89,248	43,364	1,075,939	1,013,069
Gross margin	24.3%	24.5%	28.5%	26.0%	24.6%	24.5%

Operating expense:
Selling, general, and administrative	683,170	676,053	60,206	31,840	743,376	707,893
Depreciation	30,957	29,976	3,045	1,900	34,002	31,876
Amortization	68,167	61,850	14,298	6,466	82,465	68,316
Operating expense(1)	782,294	$767,879	$77,549	$40,206	$859,843	$808,085
Operating expense as a % of net sales	19.3%	19.4%	24.7%	24.1%	19.6%	19.6%

Operating income (loss)	$204,398	$201,826	$11,698	$3,158	$216,096	$204,984
Operating margin	5.0%	5.1%	3.7%	1.9%	5.0%	4.9%

[1]

Total operating expense for 2017 and 2016 included non-recurring charges of $15.7 million (none from acquired markets) and $29.1 million (none from acquired markets), respectively, for the recognition of certain costs related to acquisitions.

Net Sales

Consolidated net sales increased $249.6 million, or 6.0%, to $4.38 billion in 2017 from $4.13 billion in 2016. Existing market sales increased $103.0 million, or 2.6% over the same comparative periods. We believe the increase in our 2017 existing market sales were influenced primarily by the following factors:

•	increased volume in our residential roofing and complementary products lines;
•	increased levels of re-roofing activity; and
•	continued strong storm activity across the Midwest and the impact of Hurricane Matthew;

partially offset by:

•	decreased volume in our non-residential product line; and
•	lower residential and non-residential roofing average selling prices.

Existing markets net sales by geographical region increased (decreased) from 2016 to 2017 as follows: Northeast (3.0%); Mid-Atlantic 4.8%; Southeast 6.6%; Southwest (2.3%); Midwest 10.8%; West (4.7%); and Canada (0.2%). Net sales within our acquired markets were $313.3 million in 2017, an increase from 2016 due to the sales impact from recent acquisitions.

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

Product line sales for our existing markets were as follows (in thousands):

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

Gross Profit

Gross profit and gross margin for our consolidated and existing markets were as follows (in thousands):

	Year Ended September 30,		Change[1]
	2017	2016	$	%
Gross profit - consolidated	$1,075,939	$1,013,069	$62,870	6.2%
Gross profit - existing markets	986,691	969,705	16,986	1.8%
Gross margin - consolidated	24.6%	24.5%	N/A	0.1%
Gross margin - existing markets	24.3%	24.5%	N/A	(0.2%)

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Our consolidated gross profit increased $62.9 million, or 6.2%, to $1.08 billion in 2017. Existing market gross profit increased $17.0 million, or 1.8%, over 2017, and gross profit within our acquired markets was $89.2. Consolidated gross margins were 24.6% in 2017, a 0.1% increase from the prior year, and existing market gross margins slightly decreased 0.2% over 2017, to 24.3%.

Consolidated direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expense) compared to our warehouse sales, represented 15.0% and 15.8% of our net sales in 2017 and 2016, respectively.

Operating Expense

Operating expense for our consolidated and existing markets was as follows (in thousands):

	Year Ended September 30,		Change[1]
	2017	2016	$	%
Operating expense - consolidated	$859,843	$808,085	$51,758	6.4%
Operating expense - existing markets	782,294	767,879	14,415	1.9%
% of net sales - consolidated	19.6%	19.6%	N/A	0.0%
% of net sales - existing markets	19.3%	19.4%	N/A	(0.1%)

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

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

During 2017 and 2016, we recorded amortization expense related to the intangible assets recorded under purchase accounting within our existing markets of $68.2 million and $61.8 million, respectively. Our existing markets operating expense as a percentage of the related net sales in 2017 was 19.3%, compared to 19.4% in 2016.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $52.8 million in 2017, as compared to $58.5 million in 2016. The primary driver of the decrease is a $4.3 million reduction in interest expense in 2017 related to the $368.1 million decrease in total net debt outstanding and the September 2016 refinancing of our 2022 Term Loan.

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

Net Income (Loss)/Net Income (Loss) Per Share

We declared no dividends on preferred shares in 2017 and 2016; therefore the methodology and amounts utilized in the calculation of basic and diluted net income (loss) per share can be seen in Note 4 in the Notes to the Consolidated Financial Statements.

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

Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for 2018 and 2017 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends (in thousands, except per share amounts):

	2018				2017
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Net sales	$1,121,979	$1,425,625	$1,934,951	$1,935,756	$1,002,184	$870,724	$1,213,894	$1,289,868
% of year’s sales	17.5%	22.2%	30.1%	30.2%	22.9%	19.9%	27.7%	29.5%

Gross profit	$269,753	$338,377	$493,894	$491,297	251,067	204,477	297,754	322,641
% of year’s gross profit	16.9%	21.2%	31.0%	30.8%	23.3%	19.0%	27.7%	30.0%

Income (loss) from operations	$49,096	$(57,398)	$104,813	$108,115	46,957	(3,056)	84,871	87,324
% of year’s income from operations	24.0%	(28.1%)	51.2%	52.8%	21.7%	(1.4%)	39.3%	40.4%

Net income (loss)	$67,596	$(66,655)	$49,375	$48,310	20,430	(9,356)	44,659	45,131
Dividends on preferred shares	-	6,000	6,000	6,000	-	-	-	-
Net income (loss) attributable to common shareholders	$67,596	$(72,655)	$43,375	$42,310	$20,430	$(9,356)	$44,659	$45,131

Net income (loss) per share - basic	$1.00	$(1.07)	$0.56	$0.54	$0.34	$(0.16)	$0.74	$0.74
Net income (loss) per share - diluted	$0.98	$(1.07)	$0.55	$0.54	$0.33	$(0.16)	$0.73	$0.73

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the economic inflation rate. In general, we have historically been successful in passing on price increases from our vendors to our customers in a timely manner. Following modest levels of price deflation in recent years, 2018 saw increased product inflation from our suppliers. During periods of inflation, Beacon has a successful history of offsetting higher products costs with increased selling prices.

Liquidity

Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business.

Our principal sources of liquidity as of September 30, 2018, were our cash and cash equivalents of $129.9 million and our available borrowings of $1.12 billion under our asset based lending revolving credit facility.

Significant factors which could affect future liquidity include the following:

•	the adequacy of available bank lines of credit;
•	the ability to attract long-term capital with satisfactory terms;
•	cash flows generated from operating activities;
•	acquisitions; and
•	capital expenditures.

Our primary capital needs are for working capital obligations and other general corporate purposes, including acquisitions and capital expenditures. Our primary sources of working capital are cash from operations and cash equivalents supplemented by bank borrowings. In the past, we have financed larger acquisitions initially through increased bank borrowings and the issuance of common or preferred stock. We then repay any such borrowings with cash flows from operations. We have funded most of our capital expenditures with cash on hand or through increased bank borrowings, including equipment financing, and then have reduced those obligations with cash flows from operations.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended September 30,
	2018	2017	2016
Net cash provided by (used in) operating activities	$539,381	$315,200	$120,648
Net cash provided by (used in) investing activities	(2,784,341)	(166,985)	(1,042,621)
Net cash provided by (used in) financing activities	2,236,051	(40,600)	906,867
Effect of exchange rate changes on cash and equivalents	586	(751)	831
	$(8,323)	$106,864	$(14,275)

Operating Activities

Net cash provided by operating activities was $539.4 million in 2018, compared to $315.2 million provided by operating activities in 2017. Cash from operations increased $224.2 million due to an increase in net income after adjustments for non-cash items of $61.3 million and an incremental cash inflow of $162.9 million stemming from changes to our net working capital, mainly driven by increases in accounts payable, accrued expenses and prepaid expenses.

Net cash provided by operating activities was $315.2 million in 2017, compared to $120.6 million provided by operating activities in 2016. Cash from operations increased $194.5 million due to an increase in net income after adjustments for non-cash items of $2.9 million and an incremental cash inflow of $191.6 million stemming from changes to our net working capital.

Investing Activities

Net cash used in investing activities was $2.78 billion in 2018, compared to $167.0 million used in investing activities in 2017. During 2018, we spent $2.74 billion on acquisitions, compared to $129.4 million in 2017. Capital expenditures were $46.0 million in 2018, compared to $39.8 million in 2017.

Net cash used in investing activities was $167.0 million in 2017, compared to $1.04 billion used in investing activities in 2016. During 2017, we spent $129.4 million on acquisitions, compared to $1.02 billion in 2016. Capital expenditures were $39.8 million in 2017, compared to $26.3 million in 2016.

Financing Activities

Net cash provided by financing activities was $2.24 billion in 2018, compared to $40.6 million used in financing activities in 2017. The net increase of $2.28 billion was primarily due to the net increase in outstanding debt resulting from the new financing arrangements that we entered into in connection with the Allied Acquisition (see Note 8 in the Notes to the Consolidated Financial Statements) as well as the $400.0 million in gross proceeds received from the Preferred Stock issuance (see Note 3 in the Notes to the Consolidated Financial Statements).

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

Our divisional credit offices are staffed to manage and monitor our receivable aging balances and our systems allow us to enforce pre-determined credit approval levels and properly leverage new business. The credit pre-approval process denotes the maximum credit that each level of management can approve, with the highest credit amount requiring approval by our CEO and CFO. There are daily communications with branch and field staff. Our divisional offices conduct periodic reviews with their branch managers, various regional management staff and the Chief Credit Officer. Depending on the state of the respective division’s receivables, these reviews can be weekly, bi-weekly or monthly. Additionally, the divisions are required to submit a monthly receivable forecast to the Chief Credit Officer. On a monthly basis, the Chief Credit Officer reviews and discusses these forecasts, as well as a prior month recap, with the Company’s executive management team.

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

We still pursue collection of amounts written off in certain circumstances and credit the allowance for any subsequent recoveries. Over the past three fiscal years, bad debt expense has been, on average, 0.08% of net sales. The continued limitation of bad debt expense is primarily attributed to the continued strengthening of our collections process and overall credit environment.

Commitments

As of September 30, 2018, our contractual obligations were as follows (in thousands):

	Payments Due by Period
	Total	< 1 year	1-3 Years	3-5 Years	> 5 Years
2023 ABL	$103,090	$-	$-	$103,090	$-
2025 Term Loan	965,150	9,700	19,400	19,400	916,650
Senior Notes[1]	1,600,000	-	-	300,000	1,300,000
Equipment financing	23,454	9,929	13,341	184	-
Operating leases	512,028	105,425	177,175	109,137	120,291
Interest[2]	840,264	133,325	265,707	257,912	183,320
Total	$4,043,986	$258,379	$475,623	$789,723	$2,520,261

[1]	Represent principal amounts for 2023 Senior Notes and 2025 Senior Notes.
[2]	Interest payments reflect all currently scheduled and projected amounts as calculated using future LIBOR projections.

Capital Resources

As of September 30, 2018 we had access to the following financing arrangements:

•	an asset-based revolving line of credit in the United States;
•	an asset-based revolving line of credit in Canada;
•	a term loan; and
•	two separate senior notes instruments.

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

Since the financing arrangements entered into in connection with the Allied Acquisition had certain lenders who also participated in our previous financing arrangements, portions of the transactions were accounted for as either a debt modification or a debt extinguishment. In accordance with the accounting for debt modification, we expensed $1.5 million of debt issuance costs related to the Allied financing arrangements and recognized a loss on debt extinguishment of $1.2 million. The remainder of the debt issuance costs will be amortized over the term of the Allied financing arrangements.

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

As of September 30, 2018, the total balance outstanding on the 2023 ABL, net of $10.6 million of unamortized debt issuance costs, was $92.4 million. We also have outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $13.4 million as of September 30, 2018.

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

As of September 30, 2018, the outstanding balance on the 2025 Term Loan, net of $34.4 million of unamortized debt issuance costs, was $930.7 million.

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

As of September 30, 2018, the outstanding balance on the 2025 Senior Notes, net of $19.9 million of debt issuance costs, was $1.28 billion.

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

As of September 30, 2018, the outstanding balance on the 2023 Senior Notes, net of $6.4 million of unamortized debt issuance costs, was $293.6 million.

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

Business Combinations

We record acquisitions resulting in the consolidation of a business using the acquisition method of accounting. Under this method, we record the assets acquired, including intangible assets that can be identified and named, and liabilities assumed based on their estimated fair values at the date of acquisition. We use an income approach to determine the fair value of acquired intangible assets, specifically the multi-period excess earnings method for customer relationships and the relief from royalty method for trade names. Various Level 3 fair value assumptions are used in the determination of these estimated fair values, including items such as sales growth rates, cost synergies, customer attrition rates, discount rates, and other prospective financial information. The purchase price in excess of the fair value of the assets acquired and liabilities assumed is recorded as goodwill. We believe these estimates are based on reasonable assumptions, however they are inherently uncertain and unpredictable, therefore actual results may differ. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Transaction costs associated with acquisitions are expensed as incurred.

Goodwill and Indefinite-Lived Intangibles

On an annual basis and at interim periods when circumstances require, we test the recoverability of our goodwill and indefinite-lived intangible assets. Examples of such indicators include a significant change in the business climate, unexpected competition, loss of key personnel or a decline in our market capitalization below net book value.

We perform impairment assessments at the reporting unit level, which is defined as an operating segment or one level below an operating segment, also known as a component. We currently have five components which we evaluate for aggregation by examining the distribution methods, sales mix, and operating results of each component to determine if these characteristics will be sustained over a long-term basis. For purposes of this evaluation, we expect components to exhibit similar economic characteristics 3-5 years after events such as an acquisition within our core roofing business or management/business restructuring. Components that exhibit similar economic characteristics are subsequently aggregated into a single reporting unit. Based on our most recent impairment assessment performed as of August 31, 2018, it was determined that all components exhibited similar economic characteristics, and therefore should be aggregated into a single reporting unit (collectively the “Reporting Unit”).

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

Based on our most recent impairment assessment performed as of August 31, 2018, we concluded that it was more likely than not that the fair value of the goodwill and indefinite-lived intangible assets exceeded their net carrying amount, therefore the quantitative two-step impairment test was not required. Our total market capitalization exceeded carrying value by approximately 11.6% as of August 31, 2018. This compares to 50.8% and 47.7% for that same measure as of August 31, 2017 and 2016, respectively. The decline in the market capitalization is due to a recent decline in our stock price and our increased carrying value due to the Allied acquisition. A continued decline in our stock price during the first half of fiscal year 2019 could result in a triggering event that would require an interim assessment for goodwill recovery. Other than the results of the market capitalization test, we did not identify any macroeconomic, industry conditions or cost-related factors that would indicate it is more likely than not that the fair value of the reporting unit was less than its carrying value.

We amortize certain identifiable intangible assets that have finite lives, currently consisting of non-compete agreements, customer relationships and trade names. Non-compete agreements are amortized on a straight-line basis over the terms of the associated contractual agreements; customer relationship assets are amortized on an accelerated basis based on the expected cash flows generated by the existing customers; and trade names are amortized on an accelerated basis over a five or ten year period. Amortizable intangible assets are tested for impairment, when deemed necessary, based on undiscounted cash flows and, if impaired, are written down to fair value based on either discounted cash flows or appraised values. In connection with certain financing arrangements, we have debt issuance costs that are amortized over the lives of the associated financings.

Evaluation of Long-Lived Assets

We evaluate the recoverability of long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

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

Interest Rate Risk

Our interest rate risk relates primarily to the variable-rate borrowings under we have outstanding. The following discussion of our interest rate is based on a 10% change in interest rates. These changes are hypothetical scenarios used to calibrate potential risk and do not represent our view of future market changes. As the hypothetical figures discussed below indicate, changes in fair value based on the assumed change in rates generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

As of September 30, 2018, net of debt issuance fees, we had outstanding borrowings of $92.4 million under our asset-based revolving line of credit, $930.3 million under our term loan, $1.57 billion under our respective senior notes and $23.6 million under our equipment financing facilities. Borrowings under our asset-based revolving line of credit and term loan incur interest on a floating rate basis while borrowings under our senior notes and equipment lease facilities incur interest on a fixed rate basis.

As of September 30, 2018, our weighted-average effective interest rate on debt instruments with variable rates was 3.3%. Based on our analysis, the financial impact of a hypothetical 10% interest rate fluctuation in effect as of September 30, 2018 would be immaterial.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate fluctuations for net sales generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 3% of our net sales in 2018 were derived from sales to customers in Canada. This business is primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect net sales, net income and cash flows. A 10% fluctuation of foreign currency exchange rates would not have a material impact on our results of operations or cash flows; therefore we currently do not enter into financial instruments to manage this minimal foreign currency exchange risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEACON ROOFING SUPPLY, INC.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Beacon Roofing Supply, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beacon Roofing Supply, Inc. (the Company) as of September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.

Tysons, Virginia

November 20, 2018

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$129,927	$138,250
Accounts receivable, less allowance of $17,584 and $11,829 as of September 30, 2018 and 2017, respectively	1,090,533	704,527
Inventories, net	936,047	551,924
Prepaid expenses and other current assets	244,360	209,138
Total current assets	2,400,867	1,603,839
Property and equipment, net	280,407	156,129
Goodwill	2,491,779	1,251,986
Intangibles, net	1,334,366	429,069
Other assets, net	1,243	8,534
Total Assets	$6,508,662	$3,449,557

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	880,872	503,697
Accrued expenses	611,539	261,297
Current portions of long-term debt	19,661	14,141
Total current liabilities	1,512,072	779,135
Borrowings under revolving lines of credit, net	92,442	3,205
Long-term debt, net	2,494,725	721,268
Deferred income taxes, net	106,994	138,383
Long-term obligations under equipment financing and other, net	13,639	23,213
Other long-term liabilities	5,290	2,547
Total liabilities	4,225,162	1,667,751

Commitments and contingencies (Note 9)

Convertible preferred stock; $0.01 par value; aggregate liquidation preference $400,000; 400,000 shares authorized, issued and outstanding as of September 30, 2018; none authorized, issued and outstanding as of September 30, 2017	$399,195	$-

Stockholders' equity:
Common stock (voting); $.01 par value; 100,000,000 shares authorized; 68,135,790 issued and outstanding as of September 30, 2018 and 67,700,858 issued and outstanding as of September 30, 2017	681	677
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-
Additional paid-in capital	1,067,040	1,047,506
Retained earnings	833,834	748,186
Accumulated other comprehensive loss	(17,250)	(14,563)
Total stockholders' equity	1,884,305	1,781,806
Total Liabilities and Stockholders' Equity	$6,508,662	$3,449,557

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended September 30,
	2018	2017	2016
Net sales	$6,418,311	$4,376,670	$4,127,109
Cost of products sold	4,824,990	3,300,731	3,114,040
Gross profit	1,593,321	1,075,939	1,013,069
Operating expense
Selling, general and administrative	1,187,192	743,376	707,893
Depreciation	60,318	34,002	31,876
Amortization	141,185	82,465	68,316
Total operating expense	1,388,695	859,843	808,085
Income (loss) from operations	204,626	216,096	204,984
Interest expense, financing costs, and other	136,544	52,751	58,452
Income (loss) before provision for income taxes	68,082	163,345	146,532
Provision for (benefit from) income taxes	(30,544)	62,481	56,615
Net income (loss)	$98,626	$100,864	$89,917
Dividends on preferred shares[1]	18,000	-	-
Net income (loss) attributable to common shareholders	$80,626	$100,864	$89,917

Weighted-average common stock outstanding:
Basic	68,012,879	60,315,648	59,424,372
Diluted	69,191,039	61,344,263	60,418,067

Net income (loss) per share[2]:
Basic	$1.07	$1.67	$1.51
Diluted	$1.05	$1.64	$1.49

  1 For the year ended September 30, 2018, $18.0 million is comprised of $5.0 million undeclared cumulative dividends as well as an additional $13.0 million of preferred share dividends that had been declared and paid as of period end.

  2 See Note 4 for detailed calculations and further discussion.

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended September 30,
	2018	2017	2016
Net income (loss)	$98,626	$100,864	$89,917
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,687)	3,706	1,024
Total other comprehensive income (loss)	(2,687)	3,706	1,024
Comprehensive income (loss)	$95,939	$104,570	$90,941

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at September 30, 2015	49,790,743	$497	$345,934	$557,405	$(20,720)	$883,116
Issuance of common stock, net of shares withheld for taxes	1,061,134	11	24,147	-	-	24,158
Issuance of common stock in connection with RSG acquisition	9,039,008	90	306,734			306,824
Stock-based compensation	-	-	17,749	-	-	17,749
Other comprehensive income (loss)	-	-	-	-	2,063	2,063
Net income (loss)	-	-	-	89,917	-	89,917
Balance at September 30, 2016	59,890,885	$598	$694,564	$647,322	$(18,657)	$1,323,827
Issuance of common stock, net of shares withheld for taxes	536,223	6	8,621	-	-	8,627
Issuance of common stock from secondary offering, net of issuance costs	7,273,750	73	329,250	-	-	329,323
Stock-based compensation	-	-	15,071	-	-	15,071
Other comprehensive income (loss)	-	-	-	-	4,094	4,094
Net income (loss)	-	-	-	100,864	-	100,864
Balance at September 30, 2017	67,700,858	$677	$1,047,506	$748,186	$(14,563)	$1,781,806
Issuance of common stock, net of shares withheld for taxes	434,932	4	3,535	-	-	3,539
Issuance costs related to secondary offering of common stock	-		(474)			(474)
Stock-based compensation	-	-	16,473	-	-	16,473
Other comprehensive income (loss)	-	-	-	-	(2,687)	(2,687)
Net income (loss)	-	-	-	98,626	-	98,626
Dividends on preferred shares[1]				(12,978)		(12,978)
Balance at September 30, 2018	68,135,790	$681	$1,067,040	$833,834	$(17,250)	$1,884,305

1 Amount represents only dividends that have been declared and paid as of September 30, 2018.

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended September 30,
	2018	2017	2016
Operating Activities
Net income (loss)	$98,626	$100,864	$89,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201,503	116,467	100,191
Stock-based compensation	16,473	15,071	17,749
Certain interest expense and other financing costs	17,338	10,497	8,329
Loss on debt extinguishment	1,248	-	-
Gain on sale of fixed assets	(1,294)	(839)	(1,882)
Deferred income taxes[1]	(30,118)	393	25,200
Changes in operating assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	(45,093)	(60,185)	(30,408)
Inventories	(65,069)	(51,768)	43,489
Prepaid expenses and other assets	57,554	(44,208)	(12,841)
Accounts payable and accrued expenses	287,428	228,908	(119,096)
Other liabilities	785	-	-
Net cash provided by (used in) operating activities	539,381	315,200	120,648

Investing Activities
Purchases of property and equipment	(46,010)	(39,828)	(26,315)
Acquisition of businesses, net	(2,740,480)	(129,390)	(1,018,188)
Proceeds from the sale of assets	2,149	2,233	1,882
Net cash provided by (used in) investing activities	(2,784,341)	(166,985)	(1,042,621)

Financing Activities
Borrowings under revolving lines of credit	2,807,741	2,464,128	1,892,459
Repayments under revolving lines of credit	(2,707,741)	(2,833,230)	(1,541,532)
Borrowings under term loan	970,000	-	490,793
Repayments under term loan	(445,850)	(4,500)	(230,918)
Borrowings under senior notes	1,300,000	-	300,000
Payment of debt issuance costs	(65,788)	(1,669)	(28,325)
Repayments under equipment financing facilities and other	(11,593)	(10,034)	(4,724)
Proceeds from issuance of convertible preferred stock	400,000	-	-
Proceeds from secondary offering of common stock	-	345,503	-
Payment of stock issuance costs	(1,279)	(14,684)	-
Payment of dividends on preferred stock	(12,978)	-	-
Proceeds from issuance of common stock related to equity awards	7,514	11,341	24,160
Taxes paid related to net share settlement of equity awards	(3,975)	(392)	(2)
Excess tax benefit from stock-based compensation	-	2,937	4,956
Net cash provided by (used in) financing activities	2,236,051	(40,600)	906,867

Effect of exchange rate changes on cash and cash equivalents	586	(751)	831

Net increase (decrease) in cash and cash equivalents	(8,323)	106,864	(14,275)
Cash and cash equivalents, beginning of period	138,250	31,386	45,661
Cash and cash equivalents, end of period	$129,927	$138,250	$31,386

Supplemental cash flow information
Cash paid during the period for:
Interest	111,283	49,067	57,934
Income taxes, net of tax refunds	35,105	56,158	14,425

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

On January 2, 2018 the Company finalized its acquisition of Allied Building Products Corp. (“Allied”), a New Jersey corporation, for $2.625 billion, subject to certain working capital and other adjustments. As of September 30, 2018, the adjusted purchase price for Allied was $2.88 billion, and purchase accounting entries had not yet been finalized (see Note 3 for further discussion). Allied was one of the largest exterior and interior building products distributors in the United States and was a wholly-owned subsidiary of Oldcastle Distribution, Inc.

The Company operates its business under regional and local trade names and services customers in all 50 states throughout the U.S. and 6 provinces in Canada. The Company’s material subsidiaries are Beacon Sales Acquisition, Inc., Allied Building Products LLC and Beacon Roofing Supply Canada Company.

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

Fiscal Year

The fiscal years presented are the years ended September 30, 2018 (“2018”), September 30, 2017 (“2017”), and September 30, 2016 (“2016”). Each of the Company’s first three quarters ends on the last day of the calendar month.

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

Accounts Receivable

Accounts receivables are derived from unpaid invoiced amounts and are recorded at their net realizable value. Each month the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. The allowance for doubtful accounts represents the Company’s estimate of credit exposure for each customer. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s accounts receivable are primarily from customers in the building industry located in the United States and Canada, and no single customer represented at least 10% of the Company’s revenue during the year ended September 30, 2018, or accounts receivable as of September 30, 2018.

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

Business Combinations

The Company records acquisitions resulting in the consolidation of a business using the acquisition method of accounting. Under this method, the acquiring Company records the assets acquired, including intangible assets that can be identified and named, and liabilities assumed based on their estimated fair values at the date of acquisition. The Company uses an income approach to determine the fair value of acquired intangible assets, specifically the multi-period excess earnings method for customer relationships and the relief from royalty method for trade names. Various Level 3 fair value assumptions are used in the determination of these estimated fair values, including items such sales growth rates, cost synergies, customer attrition rates, discount rates, and other prospective financial information. The purchase price in excess of the fair value of the assets acquired and liabilities assumed is recorded as goodwill. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Transaction costs associated with acquisitions are expensed as incurred.

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

The Company performs impairment assessments at the reporting unit level, which is defined as an operating segment or one level below an operating segment, also known as a component. The Company currently has five components which it evaluates for aggregation by examining the distribution methods, sales mix, and operating results of each component to determine if these characteristics will be sustained over a long-term basis. For purposes of this evaluation, the Company expects its components to exhibit similar economic characteristics 3-5 years after events such as an acquisition within the Company’s core roofing business or management/business restructuring. Components that exhibit similar economic characteristics are subsequently aggregated into a single reporting unit. Based on the Company’s most recent impairment assessment performed as of August 31, 2018, it was determined that all of the Company’s components exhibited similar economic characteristics, and therefore should be aggregated into a single reporting unit (collectively the “Reporting Unit”).

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

Based on the Company’s most recent qualitative impairment assessment performed as of August 31, 2018, the Company concluded that there were no indicators of impairment, and that therefore it was more likely than not that the fair value of the goodwill and indefinite-lived intangible assets exceeded their net carrying amount, therefore the quantitative two-step impairment test was not required.

The Company amortizes certain identifiable intangible assets that have finite lives, currently consisting of non-compete agreements, customer relationships and trade names. Non-compete agreements are amortized on a straight-line basis over the terms of the associated contractual agreements; customer relationship assets are amortized on an accelerated basis based on the expected cash flows generated by the existing customers; and trade names are amortized on an accelerated basis over a five or ten year period. Amortizable intangible assets are tested for impairment, when deemed necessary, based on undiscounted cash flows and, if impaired, are written down to fair value based on either discounted cash flows or appraised values. In connection with certain financing arrangements, the Company has debt issuance costs that are amortized over the lives of the associated financings.

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

Recent Accounting Pronouncements—Adopted

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” This guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The provisions of this standard were effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2016 and early adoption was permitted. The Company adopted this guidance effective October 1, 2017. As a result, the Company now records excess tax benefits (or deficiencies) as income tax benefits (or expenses) in its consolidated statements of operations rather than as additional paid-in-capital in its consolidated balance sheets. ASU 2016-09 allowed for this guidance to be applied prospectively or retrospectively. The Company elected to apply this guidance prospectively, and recognized $3.1 million of excess tax benefits in its consolidated statement of operations related to equity award transactions executed in the period for the fiscal year ended September 30, 2018. To align with the prospective treatment in its consolidated statements of operations, the Company now classifies excess tax benefits (or deficiencies) along with accrued income taxes in operating activities within its consolidated statements of cash flows. The Company elected to retain its historical approach to accounting for forfeitures and statutory tax withholding requirements, therefore these specific aspects of the new guidance had no impact on its financial statements and related disclosures.

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

Recent Accounting Pronouncements—Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective for public business entities for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2017, and early adoption is permitted for annual reporting periods beginning after December 15, 2016. The standard permits the use of either the full retrospective or modified retrospective adoption methods. The Company performed a detailed evaluation, using the five-step model specified in the guidance, to assess the impacts of the new standard on the Company’s legacy and newly acquired businesses, and will apply the guidance using the modified retrospective method. The Company has determined that the adoption of this new guidance will not have a material impact on its financial statements, but does expect that it will result in additional revenue recognition disclosures beginning in fiscal year 2019.

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

3. Acquisitions

Allied Building Products Corp.

On January 2, 2018 (the “Closing Date”), the Company completed its previously announced acquisition (the “Allied Acquisition”) of all the outstanding capital stock of Allied Building Products Corp. and an affiliated entity (together, “Allied”), pursuant to that certain Stock Purchase Agreement, dated August 24, 2017 (the “Stock Purchase Agreement”), among the Company, Oldcastle, Inc., as parent, and Oldcastle Distribution, Inc., as seller, for approximately $2.625 billion in cash, subject to a working capital and certain other adjustments as set forth in the Stock Purchase Agreement (the “Purchase Price”). As of September 30, 2018, the adjusted purchase price for Allied was $2.88 billion (including a recorded a net working capital adjustment that increased the purchase price by $88.1 million) and purchase accounting entries had not yet been finalized.

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

Allied’s results of operations have been included with Company’s consolidated results beginning January 2, 2018. Allied distributed products in 208 locations across 31 states as of the date of the acquisition.

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

	January 2, 2018		January 2, 2018
	(as reported at March 31, 2018)	Adjustments	(as adjusted at September 30, 2018)
Cash	$19,322	$(19,153)	$169
Accounts receivable	315,485	22,063	337,548
Inventory	322,705	(7,920)	314,785
Prepaid and other current assets	59,279	16,161	75,440
Property, plant, and equipment	139,528	(168)	139,360
Goodwill	1,130,635	102,145	1,232,780
Intangible assets	1,037,000	-	1,037,000
Current liabilities	(271,252)	11,963	(259,289)
Non-current liabilities	(6,820)	6,097	(723)
Total purchase price	$2,745,882	$131,188	$2,877,070

The purchase accounting entries above include the impact of the Section 338(h)(10) election under the current U.S. tax code. The Company made this election on October 15, 2018 and has reflected the $164.0 million impact of this election in the purchase price and its fiscal year 2018 tax provision accordingly. The Company determined that $1.18 billion of goodwill related to the acquisition of Allied will become tax deductible.

All of the Company’s goodwill plus the indefinite-lived trade name are tested for impairment annually, and all acquired goodwill and intangible assets are subject to review for impairment should future indicators of impairment develop. There were no material contingencies assumed as part of the Allied acquisition.

Net sales from the Allied Acquisition included in the Company’s statements of operations for the year ended September 30, 2018 were $2.15 billion. Net income from the Allied Acquisition included in the Company’s statements of operations for the year ended September 30, 2018 was $62.0 million.

The following table represents the unaudited pro forma consolidated net sales and net income (loss) for the Company for the periods indicated (in thousands):

	Twelve Months Ended September 30,
	2018	2017
	(unaudited)
Net sales	$7,083,960	$6,989,658
Net income (loss)	62,081	70,701

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

During fiscal year 2018, the Company acquired 7 branches from the following acquisitions:

•

On May 1, 2018, the Company acquired Tri-State Builder’s Supply, a wholesale supplier of roofing, siding, windows, doors and related building products with 1 branch located in Duluth, Minnesota and annual sales of approximately $6 million.

•

On July 16, 2018, the Company acquired Atlas Supply, Inc., the Pacific Northwest’s leading distributor of sealants, coatings, adhesives and related waterproofing products, with 6 branches operating in Seattle, Tacoma, Spokane, and Mountlake Terrace in Washington, as well as locations in Portland, Oregon and Boise, Idaho, and annual sales of approximately $37 million.

The Company has recorded purchase accounting entries on a preliminary basis for these transactions that recognized the acquired assets and liabilities at their estimated fair values as of the respective acquisition dates. These transactions resulted in goodwill of $8.1 million ($8.0 million of which is deductible for tax purposes) and $10.8 million in intangible assets.

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

4. Net Income (Loss) Per Share

The following table presents the components and calculations of basic and diluted net income (loss) per share for each period presented (in thousands, except share and per share amounts):

	Year Ended September 30,
	2018	2017	2016
Net income (loss)	$98,626	$100,864	$89,917
Dividends on preferred shares	(18,000)	-	-
Net income (loss) attributable to common shareholders	$80,626	$100,864	$89,917
Undistributed income allocated to participating securities	(7,742)	-	-
Net income (loss) attributable to common shareholders - basic and diluted	$72,884	$100,864	$89,917

Weighted-average common shares outstanding - basic	68,012,879	60,315,648	59,424,372
Effect of common share equivalents	1,178,160	1,028,615	993,695
Weighted-average common shares outstanding - diluted	69,191,039	61,344,263	60,418,067

Net income (loss) per share - basic	$1.07	$1.67	$1.51
Net income (loss) per share - diluted	$1.05	$1.64	$1.49

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per share because the effect was either anti-dilutive or the requisite performance conditions were not met:

	Year Ended September 30,
	2018	2017	2016
Stock options	388,731	331,681	502,294
Restricted stock units	192,151	61,890	45,220
Preferred Stock	7,224,483	-	-

5. Prepaid Expenses and Other Current Assets

The following table summarizes the significant components of prepaid expenses and other current assets (in thousands):

	September 30,
	2018	2017
Vendor rebates	$199,725	$193,071
Other	44,635	16,067
	$244,360	$209,138

6. Property and Equipment

The following table provides a detailed breakout of property and equipment, by type (in thousands):

	September 30,
	2018	2017
Land and buildings	$82,991	$41,791
Equipment	419,385	293,489
Furniture and fixtures	34,901	23,140
Total property and equipment	537,277	358,420
Accumulated depreciation	(256,870)	(202,291)
Total property and equipment, net	$280,407	$156,129

Depreciation expense for the years ending September 30, 2018, 2017, and 2016 was $60.3 million, $34.0 million, and $31.9 million, respectively.

7. Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill during the years ended September 30, 2018 and 2017, respectively (in thousands):

Balance at September 30, 2016	$1,197,565
Acquisitions	53,012
Translation and other adjustments	1,409
Balance at September 30, 2017	$1,251,986

Balance at September 30, 2017	$1,251,986
Acquisitions	1,240,913
Translation and other adjustments	(1,120)
Balance at September 30, 2018	$2,491,779

The change in the carrying amount of goodwill for the year ended September 30, 2018 and 2017 is primarily attributable to the Company’s acquisitions finalized during the respective periods presented (see Note 3 for further discussion). The Company has recognized no goodwill impairments for any of the periods presented.

Intangible Assets

In connection with transactions finalized for the year ended September 30, 2018, the Company recorded intangible assets of $1.05 billion ($920.8 million of customer relationships, $7.0 million of beneficial lease arrangements, and $120.0 million of indefinite-lived trademarks). In connection with transactions finalized for the year ended September 30, 2017, the Company recorded intangible assets of $47.4 million ($42.7 million of customer relationships, $4.6 million of amortizable trademarks and $0.1 million of beneficial lease arrangements).

The following table summarizes intangible assets by category (in thousands, except time period amounts):

	September 30,		Weighted- Average Remaining Life[1]
	2018	2017	(Years)
Amortizable intangible assets:
Non-compete agreements	$2,824	$2,824	2.60
Customer relationships	1,530,565	610,026	18.62
Trademarks	10,500	10,500	7.60
Beneficial lease arrangements	8,060	1,060	4.48
Total amortizable intangible assets	1,551,949	624,410
Accumulated amortization	(410,633)	(268,391)
Total amortizable intangible assets, net	$1,141,316	$356,019
Indefinite lived trademarks	193,050	73,050
Total intangibles, net	$1,334,366	$429,069

1 As of September 30, 2018

For the years ended September 30, 2018, 2017, and 2016, the Company recorded $141.2 million, $82.5 million, and $68.3 million of amortization expense relating to the above-listed intangible assets, respectively. The intangible asset lives range from 5 to 20 years and the weighted-average remaining life was 18.5 years as of September 30, 2018.

The following table summarizes the estimated future amortization expense for intangible assets (in thousands):

Year Ending September 30,
2019	$208,404
2020	179,571
2021	149,888
2022	121,396
2023	97,474
Thereafter	384,583
$1,141,316

8. Financing Arrangements

The following table summarizes all financing arrangements from the respective periods presented (in thousands):

	September 30,	September 30,
	2018	2017
Revolving Lines of Credit:
2020 ABL
U.S. Revolver, expires October 1, 2020 [1]	$-	$-
Canada Revolver, expires October 1, 2020[2]	-	3,205
2023 ABL
U.S. Revolver, expires January 2, 2023[3]	89,352	-
Canada Revolver, expires January 2, 2023[4]	3,090	-
Current portion	-	-
Borrowings under revolving lines of credit, net	$92,442	$3,205

Term Loans:
Term Loan, matures October 1, 2022[5]	$-	$433,440
Term Loan, matures January 2, 2025[6]	930,726	-
Current portion	(9,700)	(4,500)
Total long-term borrowings under term loans	$921,026	$428,940

Senior Notes:
Senior Notes, mature October 2023[7]	293,607	292,328
Senior Notes, mature November 2025[8]	1,280,092	-
Current portion	-	-
Total long-term borrowings under Senior Notes	$1,573,699	$292,328

Long-term debt, net	$2,494,725	$721,268

Equipment Financing Facilities and Other:
Equipment financing facilities, various maturities through September 2021[9]	$11,222	$12,898
Capital lease obligations, various maturities through November 2021[10]	12,378	19,956
Current portion	(9,961)	(9,641)
Long-term obligations under equipment financing and other, net	$13,639	$23,213

[1]	Extinguished on January 2, 2018; Effective rate on borrowings of 2.00% as of September 30, 2017
[2]	Extinguished on January 2, 2018; Effective rate on borrowings of 3.70% as of September 30, 2017
[3]	Effective rate on borrowings of 3.36% as of September 30, 2018
[4]	Effective rate on borrowings of 3.95% as of September 30, 2018
[5]	Extinguished on January 2, 2018; Interest rate of 3.50% as of September 30, 2017
[6]	Interest rate of 4.53% as of September 30, 2018
[7]	Interest rate of 6.38% as of September 30, 2018 and September 30, 2017
[8]	Interest rate of 4.88% as of September 30, 2018
[9]	Fixed interest rates ranging from 2.33% to 3.25% as of September 30, 2018 and September 30, 2017
[10]	Fixed interest rates ranging from 2.72% to 10.39% as of September 30, 2018 and September 30, 2017

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

Since the financing arrangements entered into in connection with the Allied Acquisition had certain lenders who also participated in previous financing arrangements entered into by the Company, portions of the transactions were accounted for as either a debt modification or a debt extinguishment. In accordance with the accounting for debt modification, the Company expensed $1.5 million of debt issuance costs related to the Allied financing arrangements and recognized a loss on debt extinguishment of $1.2 million. The remainder of the debt issuance costs will be amortized over the term of the Allied financing arrangements.

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

As of September 30, 2018, the total balance outstanding on the 2023 ABL, net of $10.6 million of unamortized debt issuance costs, was $92.4 million. The Company also has outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $13.4 million as of September 30, 2018.

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

As of September 30, 2018, the outstanding balance on the 2025 Term Loan, net of $34.4 million of unamortized debt issuance costs, was $930.7 million.

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

As of September 30, 2018, the outstanding balance on the 2025 Senior Notes, net of $19.9 million of unamortized debt issuance costs, was $1.28 billion.

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

As of September 30, 2018, the outstanding balance on the 2023 Senior Notes, net of $6.4 million of unamortized debt issuance costs, was $293.6 million.

Other Information

Annual principal payments for all outstanding financing arrangements for each of the next five years and thereafter are as follows (in thousands):

Year Ending September 30,	2023 ABL	2025 Term Loan	Senior Notes	Equipment Financing Facilities	Total
2019	$-	$9,700	$-	$9,929	$19,629
2020	-	9,700	-	9,014	18,714
2021	-	9,700	-	4,327	14,027
2022	-	9,700	-	330	10,030
2023	103,090	9,700	300,000	-	412,790
Thereafter	-	916,650	1,300,000	-	2,216,650
Total debt	103,090	965,150	1,600,000	23,600	2,691,840
Unamortized debt issuance costs	(10,648)	(34,424)	(26,301)	-	(71,373)
Total long-term debt	$92,442	$930,726	$1,573,699	$23,600	$2,620,467

Under the terms of the 2023 ABL, the 2025 Term Loan, the 2025 Senior Notes and the 2023 Senior Notes, the Company is limited in making certain restricted payments, including dividends on its common stock. Based on the provisions in the respective debt agreements and given the Company’s intention to not pay common stock dividends in the foreseeable future, the Company does not believe that the restrictions are significant.

9. Commitments and Contingencies

Operating Leases

The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis.

At September 30, 2018, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year were as follows (in thousands):

Year Ending September 30,
2019	$105,425
2020	94,348
2021	82,827
2022	62,863
2023	46,274
Thereafter	120,291
Total minimum lease payments	$512,028

Rent expense was $99.1 million, $60.1 million, and $59.3 million for the years ending September 30, 2018, 2017, and 2016, respectively. Sublet income was immaterial for each of these periods.

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

10. Stockholders’ Equity

Common Stock

The Company is authorized to issue 100 million shares of common stock. As of September 30, 2018 and 2017 there were 68,135,790 and 67,700,858 shares of common stock issued and outstanding, respectively.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity.

The following table summarizes the components of and changes in accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
Balance as of September 30, 2015	$(19,293)	$(1,427)	$(20,720)
Other comprehensive loss before reclassifications	1,024	-	1,024
Reclassifications out of other comprehensive loss	-	1,039	1,039
Balance as of September 30, 2016	$(18,269)	$(388)	$(18,657)
Other comprehensive income before reclassifications	3,706	-	3,706
Reclassifications out of other comprehensive loss	-	388	388
Balance as of September 30, 2017	$(14,563)	$-	$(14,563)
Other comprehensive income before reclassifications	(2,687)	-	(2,687)
Reclassifications out of other comprehensive loss	-	-	-
Balance as of September 30, 2018	$(17,250)	$-	$(17,250)

Gains (losses) on derivative instruments are recognized in the consolidated statements of operations in interest expense, financing costs, and other.

11. Stock-based Compensation

On February 9, 2016, the shareholders of the Company approved the Amended and Restated Beacon Roofing Supply, Inc. 2014 Stock Plan (the “2014 Plan”). The 2014 Plan provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights (“SARs”) for up to 5,000,000 shares of common stock to selected employees and non-employee directors. The 2014 Plan mandates that all forfeited, expired, and withheld shares, including those from the predecessor plans, be returned to the 2014 Plan and made available for issuance. As of September 30, 2018, there were 3,334,750 shares of common stock available for issuance.

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

The fair values of the options granted for the year ended September 30, 2018 were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended September 30,
	2018	2017	2016
Risk-free interest rate	2.10%	1.97%	1.87%
Expected volatility	26.43%	28.83%	30.96%
Expected life (in years)	5.46	5.30	5.60
Dividend yield	-	-	-

The following table summarizes all stock option activity for the periods presented (in thousands, except share, per share, and time period amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of September 30, 2017	2,084,228	$28.84	6.1	$46,714
Granted	276,370	55.17
Exercised	(308,266)	24.38
Canceled/Forfeited	(81,304)	32.92
Expired	(1,991)	15.28
Balance as of September 30, 2018	1,969,037	$33.08	5.7	$14,088
Vested and expected to vest after September 30, 2018	1,956,534	$32.96	5.7	$14,078
Exercisable as of September 30, 2018	1,439,187	$27.48	4.7	$13,668

1 Aggregate intrinsic value as represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.

During the years ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense related to stock options of $3.9 million and $4.8 million, respectively. As of September 30, 2018, there was $4.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years.

The following table summarizes additional information on stock options for the periods presented (in thousands, except per share amounts):

	Year Ended September 30,
	2018	2017	2016
Weighted-average fair value of stock options granted	$15.86	$14.21	$12.89
Total fair value of stock options vested	4,208	5,541	12,347
Total intrinsic value of stock options exercised	9,645	10,941	22,693

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

The following table summarizes all restricted stock unit activity for the periods presented:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at September 30, 2017	770,973	$38.95
Granted	370,190	57.40
Performance awards[1]	41,440	39.56
Released	(191,703)	31.91
Canceled/Forfeited	(56,877)	51.10
Balance at September 30, 2018	934,023	$47.00
Vested and expected to vest after September 30, 2018	888,337	$46.87

_____________________________

[1]	Additional restricted stock units outstanding as a result of the satisfaction of a performance vesting condition prior to the ascribed time-based vesting condition (release date).

During the years ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense related to restricted stock units of $12.6 million and $10.3 million, respectively. As of September 30, 2018, there was $17.1 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.7 years.

The following table summarizes additional information on RSUs for the period presented (in thousands, except share and per share amounts):

	Year Ended September 30,
	2018	2017	2016
Weighted-average fair value of RSUs granted	$57.40	$47.31	$38.92
Total fair value of RSUs vested	6,656	4,562	743
Total intrinsic value of RSUs released	11,041	6,079	1,375

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

As of September 30, 2018, the Company was able to make the following reasonable estimates regarding the impact of the TCJA on corporate taxation:

•

The Company has a blended federal corporate income tax rate for fiscal year 2018 of 24.5%. This transitional tax rate stems from Section 15 of the Internal Revenue Code that states if the tax rate changes in during a tax year, the tax rate for the full year is calculated using the prior and revised tax rates on a proportional basis using the number of days under each legislated rate. For the 2019 fiscal year, the Company will have a federal corporate income tax rate of 21%.

•

The Company remeasured all its deferred tax assets and liabilities based on the revised corporate income tax rate. Due to the Company’s status as a non-calendar year-end filer, it was required to perform additional analysis to distinguish those deferred taxes that will be realized during fiscal year 2018 at the blended federal corporate income tax rate of 24.5% from those that will be realized in future years at the revised rate. As a result, the Company decreased its deferred tax liabilities and recorded an income tax benefit of $50.0 million in its consolidated statement of operations for the year ended September 30, 2018.

•

The Company also calculated the impact of the mandatory repatriation transition tax the Company’s non-domestic subsidiary, Beacon Roofing Supply Canada Company (“BRSCC”). BRSCC is treated as a controlled foreign corporation and would generally be taxed in the United States only upon an actual or deemed distribution. As of September 30, 2018, BRSCC had $15.7 million of net accumulated earnings. Based on this amount, the Company recognized an expense of $1.2 million for the one-time repatriation transition tax liability in its consolidated statement of operations for the year ended September 30, 2018. This additional tax will be offset by the Company’s net operating loss for federal income tax purposes (see further discussion below).

State conformity to the TCJA law changes have started to be communicated by the state and local jurisdictions at this time; therefore, the Company has not made adjustments related to the potential impact in its financial statements.

The following table summarizes the components of the income tax provision (benefit) (in thousands):

	Year Ended September 30,
	2018	2017	2016
Current:
Federal[1]	$(4,435)	$52,718	$23,403
Foreign	492	1,366	1,183
State	3,516	8,975	2,426
Total current taxes	$(427)	$63,059	$27,012

Deferred:
Federal	$(35,249)	$(656)	$25,935
Foreign	(173)	-	321
State	5,305	78	3,347
Total deferred taxes	$(30,117)	$(578)	$29,603

Provision for (benefit from) income taxes	$(30,544)	$62,481	$56,615

_____________________________

[1]	2018 tax benefit due to changes in the treatment of acquired fixed assets stemming from the Tax Cut and Jobs Act of 2017

The following table is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the periods presented:

	Year Ended September 30,
	2018	2017	2016
U.S. federal income taxes at statutory rate	24.5%	35.0%	35.0%
State income taxes, net of federal benefit	5.2%	3.9%	4.2%
Share-based payments	(3.9%)	0.0%	0.0%
Deferred tax asset/liability remeasurement[1]	(73.5%)	0.0%	(1.0%)
Repatriation transition tax[1]	1.8%	0.0%	0.0%
Non-deductible professional fees	0.0%	0.0%	0.4%
Other	1.0%	(0.6%)	0.0%
Effective tax rate	(44.9%)	38.3%	38.6%

1 Impact of Tax Cut and Jobs Act of 2017

Deferred income taxes reflect the tax consequences of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax law. These temporary differences are determined according to ASC 740 Income Taxes. Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2018	2017
Deferred tax assets:
Deferred compensation	$11,346	$14,237
Allowance for doubtful accounts	663	1,318
Accrued vacation and other	5,079	6,602
Inventory valuation	12,900	10,564
Tax loss carryforwards[1]	17,271	20,575
Other	1,517	958
Total deferred tax assets	$48,776	$54,254

Deferred tax liabilities:
Excess tax over book depreciation and amortization	$(155,770)	$(192,637)
Total deferred tax liabilities	(155,770)	(192,637)

Net deferred income tax liabilities	$(106,994)	$(138,383)

1 Comprised of net operating loss, foreign tax, and alternative minimum tax carryforwards

The Company acquired $135.3 million of federal and state net operating loss (“NOL”) carryforwards as part of its acquisition of Roofing Supply Group (“RSG”) in fiscal year 2016. For the year ended September 30, 2018, the Company utilized $15.7 million of federal NOLs and generated $2.6 million in foreign tax credits in connection with the repatriation tax from the TCJA. As of September 30, 2018, the Company had a total federal NOL carryforward balance of $59.3 million, portions of which is set to expire at various dates through 2035.

The Company’s non-domestic subsidiary, BRSCC, is treated as a controlled foreign corporation. BRSCC’s taxable income, which reflects all of the Company’s Canadian operations, is being taxed only in Canada and would generally be taxed in the United States only upon an actual or deemed distribution. The Company expects that BRSCC’s earnings will be indefinitely reinvested for the foreseeable future; therefore, no United States deferred tax asset or liability for the differences between the book basis and the tax basis of BRSCC has been recorded as of September 30, 2018.

As of September 30, 2018, the Company’s goodwill balance on its consolidated balance sheet was $2.49 billion, of which there remains an amortizable tax basis of $1.45 billion for income tax purposes.

As of September 30, 2018, there were no uncertain tax positions which, if recognized, would affect the Company’s effective tax rate. The Company’s accounting policy is to recognize any interest and penalties related to income tax matters in income tax expense in the consolidated statements of operations.

The Company has operations in 50 U.S. states and 6 provinces in Canada. The Company is currently under audit in certain state and local jurisdictions for various years. These audits may involve complex issues, which may require an extended period of time to resolve. Additional taxes are reasonably possible; however the amounts cannot be estimated at this time or would be significant. The Company is no longer subject to U.S. federal income tax examinations for any fiscal years ended on or before September 30, 2014. For the majority of states, the Company is also no longer subject to tax examinations for any fiscal years ended on or before September 30, 2014. In Canada, the Company is no longer subject to tax examinations for any fiscal years ended on or before September 30, 2014. For the Canadian provinces, the Company is no longer subject to tax examinations for any fiscal years ended on or before September 30, 2014.

13. Geographic and Product Data

The following tables summarize certain geographic information for the periods presented (in thousands):

	Year Ended September 30,
	2018	2017	2016
Net sales
U.S.	$6,239,332	$4,198,935	$3,949,067
Canada	178,979	177,735	178,042
Total net sales	$6,418,311	$4,376,670	$4,127,109

	September 30,
	2018	2017
Long-lived assets
U.S.	$1,409,742	$507,236
Canada	13,224	13,446
Total long-lived assets	$1,422,966	$520,682

The following table summarizes net sales from external customers by product group (in thousands):

	Year Ended September 30,
	2018	2017	2016
Residential roofing products	$2,798,756	$2,380,435	$2,190,762
Non-residential roofing products	1,635,963	1,273,153	1,331,319
Complementary building products	1,983,592	723,082	605,028
Total net sales	$6,418,311	$4,376,670	$4,127,109

14. Supplemental Guarantor Information

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

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$136,499	$1,959	$(8,531)	$129,927
Accounts receivable, net	-	1,051,410	40,262	(1,139)	1,090,533
Inventories, net	-	907,605	28,442	-	936,047
Prepaid expenses and other current assets	23,711	214,011	6,638	-	244,360
Total current assets	23,711	2,309,525	77,301	(9,670)	2,400,867

Intercompany receivable, net	-	1,361,615	-	(1,361,615)	-
Investments in consolidated subsidiaries	6,109,325	-	-	(6,109,325)	-
Deferred income taxes, net	22,475	-	-	(22,475)	-
Property and equipment, net	18,929	250,517	10,961	-	280,407
Goodwill	-	2,461,725	30,054	-	2,491,779
Intangibles, net	-	1,332,104	2,262	-	1,334,366
Other assets, net	1,243	-	-	-	1,243

Total Assets	$6,175,683	$7,715,486	$120,578	$(7,503,085)	$6,508,662

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,154	$843,907	$22,482	$(9,671)	$880,872
Accrued expenses	41,448	564,331	5,760	-	611,539
Current portions of long-term debt	9,700	9,961	-	-	19,661
Total current liabilities	75,302	1,418,199	28,242	(9,671)	1,512,072

Intercompany payable, net	1,322,156	-	39,459	(1,361,615)	-
Borrowings under revolving lines of credit, net	-	89,352	3,090	-	92,442
Long-term debt, net	2,494,725	-	-	-	2,494,725
Deferred income taxes, net	-	128,846	622	(22,474)	106,994
Long-term obligations under equipment financing and other, net	-	13,639	-	-	13,639
Other long-term liabilities	-	5,207	83	-	5,290
Total liabilities	3,892,183	1,655,243	71,496	(1,393,760)	4,225,162

Convertible preferred stock	399,195	-	-	-	399,195

Total stockholders' equity	1,884,305	6,060,243	49,082	(6,109,325)	1,884,305

Total Liabilities and Stockholders' Equity	$6,175,683	$7,715,486	$120,578	$(7,503,085)	$6,508,662

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$149,799	$1,582	$(13,131)	$138,250
Accounts receivable, net	-	663,034	42,633	(1,140)	704,527
Inventories, net	-	527,226	24,698	-	551,924
Prepaid expenses and other current assets	4,195	198,817	6,126	-	209,138
Total current assets	4,195	1,538,876	75,039	(14,271)	1,603,839

Intercompany receivable, net	-	655,372	-	(655,372)	-
Investments in consolidated subsidiaries	3,160,273	-	-	(3,160,273)	-
Deferred income taxes, net	30,822	-	-	(30,822)	-
Property and equipment, net	6,610	138,955	10,564	-	156,129
Goodwill	-	1,220,812	31,174	-	1,251,986
Intangibles, net	-	426,187	2,882	-	429,069
Other assets, net	2,912	5,622	-	-	8,534

Total Assets	$3,204,812	$3,985,824	$119,659	$(3,860,738)	$3,449,557

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$27,174	$468,891	$21,903	$(14,271)	$503,697
Accrued expenses	51,183	204,173	5,941	-	261,297
Current portions of long-term obligations	4,500	9,641	-	-	14,141
Total current liabilities	82,857	682,705	27,844	(14,271)	779,135

Intercompany payable, net	618,881	-	36,491	(655,372)	-
Borrowings under revolving lines of credit, net	-	-	3,205	-	3,205
Long-term debt, net	721,268	-	-	-	721,268
Deferred income taxes, net	-	168,209	996	(30,822)	138,383
Long-term obligations under equipment financing and other, net	-	23,147	66	-	23,213
Other long-term liabilities	-	2,547	-	-	2,547
Total liabilities	1,423,006	876,608	68,602	(700,465)	1,667,751

Total stockholders' equity	1,781,806	3,109,216	51,057	(3,160,273)	1,781,806

Total Liabilities and Stockholders' Equity	$3,204,812	$3,985,824	$119,659	$(3,860,738)	$3,449,557

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Year Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$-	$6,239,332	$178,979	$-	$6,418,311
Cost of products sold	-	4,685,616	139,374	-	4,824,990
Gross profit	-	1,553,716	39,605	-	1,593,321
Operating expense				-	-
Selling, general and administrative	5,909	1,147,390	33,893	-	1,187,192
Depreciation	1,989	56,598	1,731	-	60,318
Amortization	-	140,664	521	-	141,185
Total operating expense	7,898	1,344,652	36,145	-	1,388,695
Intercompany charges (income)	(6,734)	6,565	169	-	-
Income (loss) from operations	(1,164)	202,499	3,291	-	204,626
Interest expense, financing costs, and other	124,169	11,648	727	-	136,544
Intercompany interest expense (income)	(24,270)	22,738	1,532	-	-
Income (loss) before provision for income taxes	(101,063)	168,113	1,032	-	68,082
Provision for (benefit from) income taxes	11,398	(42,261)	319	-	(30,544)
Income (loss) before equity in net income of subsidiaries	(112,461)	210,374	713	-	98,626
Equity in net income of subsidiaries	211,087	-	-	(211,087)	-
Net income (loss)	$98,626	$210,374	$713	$(211,087)	$98,626

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Year Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$-	$4,198,935	$177,735	$-	$4,376,670
Cost of products sold	-	3,162,896	137,835	-	3,300,731
Gross profit	-	1,036,039	39,900	-	1,075,939
Operating expense
Selling, general and administrative	26,962	685,690	30,724	-	743,376
Depreciation	1,534	30,758	1,710	-	34,002
Amortization	-	81,880	585	-	82,465
Total operating expense	28,496	798,328	33,019	-	859,843
Intercompany charges (income)	(4,664)	4,342	322	-	-
Income (loss) from operations	(23,832)	233,369	6,559	-	216,096
Interest expense, financing costs, and other	38,660	14,033	58	-	52,751
Intercompany interest expense (income)	(24,458)	22,927	1,531	-	-
Income (loss) before provision for income taxes	(38,034)	196,409	4,970	-	163,345
Provision for (benefit from) income taxes	(3,284)	64,399	1,366	-	62,481
Income (loss) before equity in net income of subsidiaries	(34,750)	132,010	3,604	-	100,864
Equity in net income of subsidiaries	135,614	-	-	(135,614)	-
Net income (loss)	$100,864	$132,010	$3,604	$(135,614)	$100,864

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Year Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$-	$3,949,313	$178,042	$(246)	$4,127,109
Cost of products sold	-	2,977,174	137,112	(246)	3,114,040
Gross profit	-	972,139	40,930	-	1,013,069
Operating expense
Selling, general and administrative	58,592	619,045	30,256	-	707,893
Depreciation	1,357	28,975	1,544	-	31,876
Amortization	-	67,649	667	-	68,316
Total operating expense	59,949	715,669	32,467	-	808,085
Intercompany charges (income)	(51,942)	49,285	2,657	-	-
Income (loss) from operations	(8,007)	207,185	5,806	-	204,984
Interest expense, financing costs, and other	42,835	14,965	652	-	58,452
Intercompany interest expense (income)	(21,536)	19,928	1,608	-	-
Income (loss) before provision for income taxes	(29,306)	172,292	3,546	-	146,532
Provision for (benefit from) income taxes	(472)	55,613	1,474	-	56,615
Income (loss) before equity in net income of subsidiaries	(28,834)	116,679	2,072	-	89,917
Equity in net income of subsidiaries	118,751	-	-	(118,751)	-
Net income (loss)	$89,917	$116,679	$2,072	$(118,751)	$89,917

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Comprehensive Income

(Unaudited; In thousands)

	Year Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$98,626	$210,374	$713	$(211,087)	$98,626
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,687)	-	(2,687)	2,687	(2,687)
Total other comprehensive income (loss)	(2,687)	-	(2,687)	2,687	(2,687)
Comprehensive income (loss)	$95,939	$210,374	$(1,974)	$(208,400)	$95,939

	Year Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$100,864	$132,010	$3,604	$(135,614)	$100,864
Other comprehensive income (loss):
Foreign currency translation adjustment	3,706	-	3,706	(3,706)	3,706
Total other comprehensive income (loss)	3,706	-	3,706	(3,706)	3,706
Comprehensive income (loss)	$104,570	$132,010	$7,310	$(139,320)	$104,570

	Year Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$89,917	$116,679	$2,072	$(118,751)	$89,917
Other comprehensive income (loss):
Foreign currency translation adjustment	1,024	-	1,024	(1,024)	1,024
Total other comprehensive income (loss)	1,024	-	1,024	(1,024)	1,024
Comprehensive income (loss)	$90,941	$116,679	$3,096	$(119,775)	$90,941

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Year Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(100,302)	$638,451	$(680)	$1,912	$539,381

Investing Activities
Purchases of property and equipment	(14,354)	(29,132)	(2,524)	-	(46,010)
Acquisition of businesses	(2,740,480)	-	-	-	(2,740,480)
Proceeds from the sale of assets	-	2,121	28	-	2,149
Intercompany activity	699,970	-	-	(699,970)	-
Net cash provided by (used in) investing activities	(2,054,864)	(27,011)	(2,496)	(699,970)	(2,784,341)

Financing Activities
Borrowings under revolving lines of credit	-	2,766,447	41,294	-	2,807,741
Repayments under revolving lines of credit	-	(2,666,447)	(41,294)	-	(2,707,741)
Borrowings under term loan	970,000	-	-	-	970,000
Repayments under term loan	(445,850)	-	-	-	(445,850)
Repayments under equipment financing facilities and other	-	(11,593)	-	-	(11,593)
Borrowings under senior notes	1,300,000	-	-	-	1,300,000
Payment of debt issuance costs	(58,266)	(7,522)	-	-	(65,788)
Proceeds from issuance of convertible preferred stock	400,000	-	-	-	400,000
Payment of stock issuance costs	(1,279)	-	-	-	(1,279)
Payment of dividends on preferred stock	(12,978)	-	-	-	(12,978)
Proceeds from issuance of common stock related to equity awards	7,514	-	-	-	7,514
Taxes paid related to net share settlement of equity awards	(3,975)	-	-	-	(3,975)
Intercompany activity	-	(705,625)	2,967	702,658	-
Net cash provided by (used in) financing activities	2,155,166	(624,740)	2,967	702,658	2,236,051

Effect of exchange rate changes on cash and cash equivalents	-	-	586	-	586

Net increase (decrease) in cash and cash equivalents	-	(13,300)	377	4,600	(8,323)
Cash and cash equivalents, beginning of period	-	149,799	1,582	(13,131)	138,250
Cash and cash equivalents, end of period	$-	$136,499	$1,959	$(8,531)	$129,927

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Year Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(2,466)	$313,396	$4,888	$(618)	$315,200

Investing Activities
Purchases of property and equipment	(3,517)	(34,584)	(1,727)	-	(39,828)
Acquisition of businesses	(129,390)	-	-	-	(129,390)
Proceeds from the sale of assets	-	2,150	83	-	2,233
Intercompany activity	(203,163)	-	-	203,163	-
Net cash used in investing activities	(336,070)	(32,434)	(1,644)	203,163	(166,985)

Financing Activities
Borrowings under revolving lines of credit	-	2,445,084	19,044	-	2,464,128
Repayments under revolving lines of credit	-	(2,812,663)	(20,567)	-	(2,833,230)
Repayments under term loan	(4,500)	-	-	-	(4,500)
Repayments under equipment financing facilities and other	-	(10,049)	15	-	(10,034)
Payment of debt issuance costs	(1,669)	-	-	-	(1,669)
Proceeds from secondary offering of common stock	345,503	-	-	-	345,503
Payment of issuance costs from secondary offering of common stock	(14,684)	-	-	-	(14,684)
Proceeds from issue of common stock related to equity awards	11,341	-	-	-	11,341
Taxes paid related to net share settlement of equity awards	(392)	-	-	-	(392)
Excess tax benefit from stock-based compensation	2,937	-	-	-	2,937
Intercompany activity	-	209,018	(2,279)	(206,739)	-
Net cash provided by (used in) financing activities	338,536	(168,610)	(3,787)	(206,739)	(40,600)

Effect of exchange rate changes on cash and cash equivalents	-	-	(751)	-	(751)

Net decrease in cash and cash equivalents	-	112,352	(1,294)	(4,194)	106,864
Cash and cash equivalents, beginning of period	-	37,447	2,876	(8,937)	31,386
Cash and cash equivalents, end of period	$-	$149,799	$1,582	$(13,131)	$138,250

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Year Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated

Net cash provided by operating activities	$(22,799)	$143,427	$4,751	$(4,731)	$120,648

Investing Activities
Purchases of property and equipment	(3,654)	(20,008)	(2,653)	-	(26,315)
Acquisition of businesses	(1,018,188)	-	-	-	(1,018,188)
Proceeds from the sale of assets	-	1,882	-	-	1,882
Intercompany activity	475,099	-	-	(475,099)	-
Net cash provided by (used in) investing activities	(546,743)	(18,126)	(2,653)	(475,099)	(1,042,621)

Financing Activities
Borrowings under revolving lines of credit	-	1,877,729	14,730	-	1,892,459
Repayments under revolving lines of credit	-	(1,520,003)	(21,529)	-	(1,541,532)
Borrowings under term loan	490,793	-	-	-	490,793
Repayments under term loan	(230,918)	-	-	-	(230,918)
Repayments under equipment financing facilities and other	(45)	(4,659)	(20)	-	(4,724)
Borrowings under senior notes	300,000	-	-	-	300,000
Payment of debt issuance costs	(19,402)	(8,923)	-	-	(28,325)
Proceeds from issuance of common stock	24,160	-	-	-	24,160
Taxes paid related to net share settlement of equity awards	(2)	-	-	-	(2)
Excess tax benefit from stock-based compensation	4,956	-	-	-	4,956
Intercompany activity	-	(474,814)	(285)	475,099	-
Net cash provided by (used in) financing activities	569,542	(130,670)	(7,104)	475,099	906,867

Effect of exchange rate changes on cash and cash equivalents	-	-	831	-	831

Net increase (decrease) in cash and cash equivalents	-	(5,369)	(4,175)	(4,731)	(14,275)
Cash and cash equivalents, beginning of period	-	42,816	7,051	(4,206)	45,661
Cash and cash equivalents, end of period	$-	$37,447	$2,876	$(8,937)	$31,386

15. Allowance for Doubtful Accounts

The following table summarizes changes in the valuation of the allowance for doubtful accounts (in thousands):

Year Ended September 30,	Beginning Balance	Charged to Operations	Write-offs	Ending Balance
2018	$11,829	$10,948	$(5,193)	$17,584
2017	14,812	2,914	(5,897)	11,829
2016	6,298	13,681	(5,167)	14,812

16. Fair Value Measurement

As of September 30, 2018, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

As of September 30, 2018, based upon recent trading prices (Level 2 — market approach), the fair value of the Company’s $300.0 million Senior Notes due in 2023 was $311.0 million and the fair value of the $1.30 billion Senior Notes due in 2025 was $1.20 billion.

As of September 30, 2018, the fair value of the Company’s term loan and revolving asset-based line of credit approximated the amount outstanding. The Company estimates the fair value of these financing arrangements by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

17. Employee Benefit Plans

The Company maintains defined contribution plans covering all full-time employees of the Company who have 90 days of service and are at least 21 years old. An eligible employee may elect to make a before-tax contribution of between 1% and 100% of his or her compensation through payroll deductions, not to exceed the annual limit set by law. The Company currently matches the first 50% of participant contributions limited to 6% of a participant’s gross compensation (maximum Company match is 3%). The combined total expense for this plan and a similar plan for Canadian employees was $11.8 million, $8.2 million, and $7.3 million for the years ended September 30, 2018, 2017, and 2016, respectively.

The Company sponsors an external pension fund for certain of its foreign employees who belong to a local union. Pension contributions are made to government-sponsored social security pension plans in accordance with local legal requirements. Annual contributions were $0.2 million, $0.1 million, and $0.1 million for the years ended September 30, 2018, 2017, and 2016, respectively.

The Company also participates in multi-employer defined benefit plans for which it is not the sponsor. The aggregated expense for these plans for the fiscal year ended September 30, 2018 was $1.8 million. In the event that the Company withdraws from participation in one of these plans, applicable law could require the Company to make a lump-sum contribution to the plan. The Company’s withdrawal liability depends on the extent of the plan’s funding of vested benefits. As of September 30, 2018, the Company’s multi-employer defined benefit plans are reported to have underfunded liabilities.

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

On October 1, 2015, the Company terminated the swap agreement and settled the $2.4 million unrealized loss with the counterparty. This $2.4 million unrealized loss was recognized on a straight-line basis as interest expense from the termination date through March 31, 2017, the original expiration date of the swap agreement.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

1.	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were (1) designed to ensure that material information relating to Beacon Roofing Supply, Inc., including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) designed to be effective, and were effective, in that they provide reasonable assurance of achieving their objectives, including that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of Allied Building Products Corp. that are subsumed by internal controls over financial reporting.

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

On January 2, 2018 we completed our acquisition of Allied Building Products Corp. (“Allied”). In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, management excluded the business that we acquired in the Allied acquisition from its assessment of the effectiveness of internal control over financial reporting as of September 30, 2018. The business that we acquired in the Allied acquisition represented approximately 14% of the Company’s total assets as of September 30, 2018 and 32% of the Company’s consolidated net sales for the fiscal year ended September 30, 2018.

Aside from the aforementioned Allied exclusion, our management assessed the effectiveness of our internal controls over financial reporting as of September 30, 2018. In making this assessment, we used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our assessment, we believe that, as of September 30, 2018, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

Our Independent Registered Public Accounting Firm has issued a report on our internal control over financial reporting. This report appears below.

(b)	Attestation Report of the Independent Registered Public Accounting Firm

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of

Beacon Roofing Supply, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Beacon Roofing Supply, Inc.’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Beacon Roofing Supply, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Allied Building Products Corp., which is included in the 2018 consolidated financial statements of the Company and constituted approximately 14% of total assets as of September 30, 2018 and 32% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Allied Building Products Corp.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Beacon Roofing Supply, Inc. as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2018, and the related notes and our report dated November 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Tysons, Virginia
November 20, 2018

(c)	Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report:

•	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as September 30, 2018 and 2017
•	Consolidated Statements of Operations for the years ended September 30, 2018, 2017, and 2016
•	Consolidated Statements of Comprehensive Income for the years ended September 30, 2018, 2017, and 2016
•	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2018, 2017, and 2016
•	Consolidated Statements of Cash Flows for the years ended September 30, 2018, 2017, and 2016
•	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

(3)	Exhibits

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated as of August 24, 2017, by and among Beacon Roofing Supply, Inc., as Buyer, Oldcastle, Inc., as Parent, and Oldcastle Distribution, Inc., as Seller.	8-K	000-50924	2.1	August 24, 2017

3.1	Second Amended and Restated Certificate of Incorporation of Beacon Roofing Supply, Inc.	10-K	000-50924	3.1	December 23, 2004

3.2	Amended and Restated By-Laws of Beacon Roofing Supply, Inc.	8-K	000-50924	3.1	September 24, 2014

3.3	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Participating Preferred Stock of Beacon Roofing Supply, Inc.	8-K	000-50924	3.1	January 5, 2018

4.1	Form of Specimen Common Stock Certificate of Beacon Roofing Supply, Inc.	S-1/A	333-116027	4.1	August 19, 2004

4.2	Indenture, dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee.	8-K	000-50924	4.1	October 1, 2015

4.3	Supplemental Indenture, dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc. (“Beacon”), certain direct and indirect subsidiaries of Beacon, as additional subsidiary guarantors, and U.S. Bank National Association, as trustee.	8-K	000-50924	4.2	October 1, 2015

4.4	Second Supplemental Indenture, dated as of January 2, 2018, to the Indenture dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc., certain direct and indirect subsidiaries of Beacon, as additional subsidiary guarantors, and U.S. Bank National Association, as trustee.	8-K	000-50924	4.3	January 5, 2018

4.5	Form of 6.375% Senior Notes due 2023 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.2).	8-K	000-50924	4.3	October 1, 2015

4.6	Indenture, dated as of October 25, 2017, between Beacon Escrow Corporation and U.S. Bank National Association, as trustee.	8-K	000-50924	4.1	October 26, 2017

4.7	Supplemental Indenture, dated as of January 2, 2018, to the Indenture dated as of October 25, 2017, by and among Beacon Roofing Supply, Inc., certain direct and indirect subsidiaries of Beacon, as subsidiary guarantors, and U.S. Bank National Association, as trustee.	8-K	000-50924	4.2	January 5, 2018

4.8	Form of 4.875% Senior Notes due 2025 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.6).	8-K	000-50924	4.2	October 26, 2017

10.1	Term Loan Credit Agreement, dated as of January 2, 2018, by and among Beacon Roofing Supply, Inc., Citibank N.A., as administrative agent, and the lenders and financial institutions party thereto.	8-K	000-50924	10.1	January 5, 2018

10.2	Amended and Restated Credit Agreement, dated as of January 2, 2018, by and among Beacon Roofing Supply, Inc., Wells Fargo Bank, National Association, as administrative agent, and the US borrowers, Canadian borrower, lenders and financial institutions party thereto.	10-K	000-50924	10.2	January 5, 2018

10.3	Investment Agreement, dated as of August 24, 2017, by and among Beacon Roofing Supply, Inc., CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for purposes of Sections 4.13 and 4.14 thereof), including the form of Certificate of Designations and Registration Rights Agreement attached as Exhibits A and B thereto, respectively.	8-K	000-50924	10.1	August 24, 2017

10.4	Registration Rights Agreement, dated as of January 2, 2018, by and between Beacon Roofing Supply, Inc. and CD&R Boulder Holdings, L.P.	8-K	000-50924	10.4	January 5, 2018

10.5	Executive Securities Agreement dated as of October 20, 2003 by and between Beacon Roofing Supply, Inc., Robert Buck and Code, Hennessy & Simmons III, L.P.	S-1	333-116027	10.5	May 28, 2004

10.6+	Description of Executive Annual Incentive Plan	10-Q	000-50924	10.1	February 6, 2017

10.7+	Senior Executive Annual Incentive Plan	DEF 14A	000-50924	Appendix A	January 6, 2017

10.8+	Beacon Roofing Supply, Inc. Amended and Restated 2004 Stock Plan	DEF 14A	000-50924	Appendix A	January 7, 2011

10.9+	First Amendment dated as of October 31, 2011 to the Beacon Roofing Supply, Inc. 2004 Stock Plan	10-K	000-50924	10.10	November 29, 2011

10.10+	Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan	DEF 14A	000-50924	Appendix A	January 6, 2016

10.11+	Form of Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settle at Retirement)	10-Q	000-50924	10.1	May 5, 2017

10.12+	Form of Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settle at Vest)	10-Q	000-50924	10.2	May 5, 2017

10.13+	Form of Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan Performance-Based Restricted Stock Unit Award Agreement for Employees	10-Q	000-50924	10.3	May 5, 2017

10.14+	Form of Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan Time-Based Restricted Stock Unit Award Agreement for Employees	10-Q	000-50924	10.4	May 5, 2017

10.15+	Form of Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan Stock Option Agreement	10-Q	000-50924	10.5	May 5, 2017

10.16+	Form of Restrictive Covenant Agreement between Beacon Roofing Supply, Inc. and certain executive officers and schedule of parties to such Agreements	10-Q	000-50924	10.6	February 6, 2016

21*	Subsidiaries of Beacon Roofing Supply, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	101.INS XBRL Instance
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
Date: November 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ROBERT R. BUCK	Chairman	November 20, 2018
Robert R. Buck

/s/ PAUL M. ISABELLA	President and Chief Executive Officer	November 20, 2018
Paul M. Isabella

/s/ JOSEPH M. NOWICKI	Executive Vice President and Chief Financial Officer	November 20, 2018
Joseph M. Nowicki

/s/ GREGORY T. JORGENSEN	Vice President and Chief Accounting Officer	November 20, 2018
Gregory T. Jorgensen

/s/ CARL T. BERQUIST	Director	November 20, 2018
Carl T. Berquist

/s/ BARBARA G. FAST	Director	November 20, 2018
Barbara G. Fast

/s/ RICHARD W. FROST	Director	November 20, 2018
Richard W. Frost

/s/ ALAN GERSHENHORN	Director	November 20, 2018
Alan Gershenhorn

/s/ PHILIP W. KNISELY	Director	November 20, 2018
Philip W. Knisely

/s/ ROBERT M. MCLAUGHLIN	Director	November 20, 2018
Robert M. McLaughlin

/s/ NEIL S. NOVICH	Director	November 20, 2018
Neil S. Novich

/s/ STUART A. RANDLE	Director	November 20, 2018
Stuart A. Randle

/s/ NATHAN K. SLEEPER	Director	November 20, 2018
Nathan K. Sleeper

/s/ DOUGLAS L. YOUNG	Director	November 20, 2018
Douglas L. Young