Form 10-Q
period 2018-12-31
BEACON ROOFING SUPPLY INC
filed 2019-02-08
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of January 31, 2019, 68,438,361 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Quarter Ended December 31, 2018

PART I.Financial Information (Unaudited)

Item 1.	Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(Unaudited; In thousands, except share and per share amounts)

	December 31,	September 30,	December 31,
	2018	2018	2017
Assets
Current assets:
Cash and cash equivalents	$18,423	$129,927	$63,827
Restricted cash	-	-	1,300,000
Accounts receivable, less allowance of $21,353, $17,584 and $13,470 as of December 31, 2018, September 30, 2018 and December 31, 2017, respectively	881,749	1,090,533	552,703
Inventories, net	1,025,310	936,047	603,793
Prepaid expenses and other current assets	375,598	244,360	218,718
Total current assets	2,301,080	2,400,867	2,739,041
Property and equipment, net	273,742	280,407	154,687
Goodwill	2,489,730	2,491,779	1,251,825
Intangibles, net	1,282,242	1,334,366	410,857
Other assets, net	1,243	1,243	8,868
Total assets	$6,348,037	$6,508,662	$4,565,278

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$551,940	$880,872	$315,442
Accrued expenses	375,672	611,539	266,049
Current portions of long-term debt/obligations	20,315	19,661	14,239
Total current liabilities	947,927	1,512,072	595,730
Borrowings under revolving lines of credit, net	503,216	92,442	-
Long-term debt, net	2,497,123	2,494,725	2,000,059
Deferred income taxes, net	110,179	106,994	93,451
Long-term obligations under equipment financing and other, net	10,689	13,639	20,951
Other long-term liabilities	5,532	5,290	2,743
Total liabilities	$4,074,666	$4,225,162	$2,712,934

Commitments and contingencies (Note 9)

Convertible preferred stock; $0.01 par value; aggregate liquidation preference $400,000; 400,000 shares authorized, issued and outstanding as of December 31, 2018 and September 30, 2018; none authorized, issued or outstanding as of December 31, 2017	$399,195	$399,195	$-

Stockholders' equity:
Common stock (voting); $0.01 par value; 100,000,000 shares authorized; 68,432,707, 68,135,790, and 67,972,383 shares issued and outstanding as of December 31, 2018, September 30, 2018 and December 31, 2017, respectively	$684	$681	$679
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	1,067,711	1,067,040	1,050,389
Retained earnings	826,941	833,834	815,782
Accumulated other comprehensive income (loss)	(21,160)	(17,250)	(14,506)
Total stockholders' equity	1,874,176	1,884,305	1,852,344
Total liabilities and stockholders' equity	$6,348,037	$6,508,662	$4,565,278

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Three Months Ended December 31,
	2018	2017
Net sales	$1,721,676	$1,121,979
Cost of products sold	1,286,107	852,226
Gross profit	435,569	269,753
Operating expense:
Selling, general and administrative	327,693	193,753
Depreciation	17,601	8,709
Amortization	52,021	18,195
Total operating expense	397,315	220,657
Income (loss) from operations	38,254	49,096
Interest expense, financing costs, and other	38,361	22,568
Income (loss) before provision for income taxes	(107)	26,528
Provision for (benefit from) income taxes[1]	786	(41,068)
Net income (loss)	$(893)	$67,596
Dividends on preferred shares[2]	6,000	-
Net income (loss) attributable to common shareholders	$(6,893)	$67,596

Weighted-average common stock outstanding:
Basic	68,248,020	67,825,430
Diluted	68,248,020	69,244,678

Net income (loss) per share[3]:
Basic	$(0.10)	$1.00
Diluted	$(0.10)	$0.98

________________________________________

[1]

Three months ended December 31, 2017 amount includes a $46.5 million non-recurring net tax benefit resulting from the enactment of the 2017 Tax Cuts and Jobs Act (“TCJA”). As of December 31, 2018, the Company had completed its analysis of the impact of the TCJA in accordance with SEC Staff Accounting Bulletin No. 118. There were no adjustments to the provisional amounts during the three months ended December 31, 2018.

[2]

Three months ended December 31, 2018 amount is composed of $5.0 million in undeclared cumulative Preferred Stock dividends as well as an additional $1.0 million of Preferred Stock dividends that had been declared and paid as of period end. See Note 3 for further discussion.

[3]	See Note 5 for detailed calculations and further discussion.

See accompanying Notes to Condensed Consolidated Financial Statements

 6.0

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended December 31,
	2018	2017
Net income (loss)	$(893)	$67,596
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,910)	57
Total other comprehensive income (loss)	(3,910)	57
Comprehensive income (loss)	$(4,803)	$67,653

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance as of September 30, 2017	67,700,858	$677	$1,047,506	$748,186	$(14,563)	$1,781,806
Issuance of common stock, net of shares withheld for taxes	271,525	2	(147)	-	-	(145)
Issuance costs related to secondary offering of common stock			(429)			(429)
Stock-based compensation	-	-	3,459	-	-	3,459
Other comprehensive income (loss)	-	-	-	-	57	57
Net income (loss)	-	-	-	67,596	-	67,596
Balance as of December 31, 2017	67,972,383	$679	$1,050,389	$815,782	$(14,506)	$1,852,344

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance as of September 30, 2018	68,135,790	$681	$1,067,040	$833,834	$(17,250)	$1,884,305
Issuance of common stock, net of shares withheld for taxes	296,917	3	(2,786)	-	-	(2,783)
Stock-based compensation	-	-	3,457	-	-	3,457
Other comprehensive income (loss)	-	-	-	-	(3,910)	(3,910)
Net income (loss)	-	-	-	(893)	-	(893)
Dividends on preferred shares[1]	-	-	-	(6,000)	-	(6,000)
Balance as of December 31, 2018	68,432,707	$684	$1,067,711	$826,941	$(21,160)	$1,874,176

1 Amount represents dividends that have been declared and paid during the three months ended December 31, 2018.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(Unaudited; In thousands)

	Three Months Ended December 31,
	2018	2017
Operating Activities
Net income (loss)	$(893)	$67,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,622	26,904
Stock-based compensation	3,457	3,459
Certain interest expense and other financing costs	3,024	707
Beneficial lease amortization	572	-
Gain on sale of fixed assets	(265)	(319)
Deferred income taxes	3,201	(44,923)
Changes in operating assets and liabilities, net of the effects of businesses acquired:
Accounts receivable	207,119	151,365
Inventories	(90,712)	(52,024)
Prepaid expenses and other assets	(131,638)	(1,421)
Accounts payable and accrued expenses	(400,616)	(191,800)
Other liabilities	246	-
Net cash provided by (used in) operating activities	(336,883)	(40,456)

Investing Activities
Purchases of property and equipment	(11,688)	(7,416)
Acquisition of businesses, net	(163,973)	-
Proceeds from the sale of assets	401	413
Net cash provided by (used in) investing activities	(175,260)	(7,003)

Financing Activities
Borrowings under revolving lines of credit	1,298,654	17,402
Repayments under revolving lines of credit	(888,225)	(20,548)
Borrowings under senior notes	-	1,300,000
Payment of debt issuance costs	-	(21,917)
Repayments under equipment financing facilities and other	(1,465)	(1,968)
Payment of stock issuance costs	-	(429)
Payment of dividends on preferred stock	(6,000)	-
Proceeds from issuance of common stock related to equity awards	834	3,781
Taxes paid related to net share settlement of equity awards	(3,617)	(3,925)
Net cash provided by (used in) financing activities	400,181	1,272,396

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	458	640

Net increase (decrease) in cash, cash equivalents, and restricted cash	(111,504)	1,225,577
Cash, cash equivalents, and restricted cash, beginning of period	129,927	138,250
Cash, cash equivalents, and restricted cash, end of period	$18,423	$1,363,827

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$57,732	$26,781
Income taxes, net of tax refunds	1,239	22,130

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

On January 2, 2018, the Company completed the acquisition of all the outstanding capital stock of Allied Building Products Corp. (“Allied”), a New Jersey corporation, for $2.625 billion, subject to certain working capital and other adjustments. Allied engages in the distribution of roofing materials, drywall, ceiling tile, and related accessories in the United States and was a wholly-owned subsidiary of Oldcastle Distribution, Inc. (see Note 3 for further discussion).

The Company operates its business under regional and local trade names and, as of December 31, 2018, the Company serviced customers in all 50 states within the United States and 6 provinces in Canada. The Company’s material subsidiaries are Beacon Sales Acquisition, Inc., and Beacon Roofing Supply Canada Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. Certain prior period amounts have been reclassified to conform to current period presentation. The balance sheet as of December 31, 2017 has been presented for a better understanding of the impact of seasonal fluctuations on the Company’s financial condition.

In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended December 31, 2018 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2019 (“fiscal year 2019” or “2019”).

The three-month periods ended December 31, 2018 and 2017 had 62 and 61 business days, respectively.

These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the Company’s fiscal year 2018 (“2018”) Annual Report on Form 10-K for the year ended September 30, 2018.

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

Recent Accounting Pronouncements—Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and replaces most previously issued revenue recognition guidance. The new standard is effective for public business entities for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2017, and early adoption is permitted for annual reporting periods beginning after December 15, 2016. The standard permits the use of either the full retrospective or modified retrospective adoption methods. The Company elected the modified retrospective method and adopted the standard as of October 1, 2018 utilizing the portfolio practical expedient. The adoption of this guidance did not impact the Company’s retained earnings and did not have a material impact on the Company’s net sales recognition practices, income from operations, or net income per share amounts. The adoption of this guidance did result in certain balance sheet reclassifications to record estimated customer returns, specifically the recognition of a current liability for the gross amount of estimated returns and a current asset for the value of the related products. These reclassifications did not have a material impact on the Company’s consolidated balance sheet as of December 31, 2018. In addition, the adoption of this guidance resulted in additional quantitative disclosures to disaggregate net sales balances by product line and geography. See Note 4 to the Consolidated Financial Statements for further discussion.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business.” This guidance is intended to assist entities when evaluating when a set of transferred assets and activities constitutes a business. This new standard is effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2017, and early adoption is permitted. The Company adopted the standard as of October 1, 2018 and the standard did not have a material impact on the Company’s financial statement and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting.” This guidance is intended to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. This new standard is effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2017, and early adoption is permitted. The Company adopted the standard as of October 1, 2018 and the standard did not have a material impact on the Company’s financial statement and related disclosures.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income.” This guidance is intended to address the accounting treatment for the tax effects on items within accumulated other comprehensive income as a result of the adoption of the Tax Cuts and Jobs Act of 2017. This new standard is effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2018, and early adoption is permitted. The Company does not expect the adoption of this new guidance to have a material impact on its financial statements and related disclosures.

3. Acquisitions

Allied Building Products Corp.

On January 2, 2018 (the “Closing Date”), the Company completed its acquisition of all the outstanding capital stock of Allied (the “Allied Acquisition”), pursuant to a certain stock purchase agreement dated August 24, 2017 (the “Stock Purchase Agreement”), among the Company, Oldcastle, Inc., as parent, and Oldcastle Distribution, Inc., as seller, for approximately $2.625 billion in cash, subject to a working capital and certain other adjustments as set forth in the Stock Purchase Agreement (the “Purchase Price”). As of December 31, 2018, the adjusted Purchase Price for Allied was $2.88 billion, including increases of (i) $164.0 million related to the impact of the Section 338(h)(10) election under the current U.S. tax code and (ii) $88.1 million from a recorded net working capital adjustment.

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

In connection with the Allied Acquisition, on the Closing Date, the Company completed the sale of 400,000 shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with an aggregate liquidation preference of $400.0 million, at a purchase price of $1,000 per share, to CD&R Boulder Holdings, L.P., pursuant to a certain investment agreement, dated as of August 24, 2017, with CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for the purpose of limited provisions therein) (the “Convertible Preferred Stock Purchase”). The $400.0 million in proceeds from the Convertible Preferred Stock Purchase were used to finance, in part, the Purchase Price. The Preferred Stock is convertible perpetual participating preferred stock of the Company, and conversion of the Preferred Stock into $0.01 par value shares of the Company’s common stock will be at a conversion price of $41.26 per share. The Preferred Stock accumulates dividends at a rate of 6.0% per annum (payable in cash or in-kind, subject to certain conditions). The Preferred Stock is not mandatorily redeemable; therefore, it is classified as mezzanine equity on the Company’s consolidated balance sheets and has a balance of $399.2 million (the $400.0 million proceeds received on the Closing Date, net of $0.8 million of unamortized issuance costs) as of December 31, 2018.

Allied’s results of operations have been included with Company’s consolidated results beginning January 2, 2018. Allied distributed products in 208 locations across 31 states as of the date of the close.

The Allied Acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805, “Business Combinations.” The acquisition price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies from the Allied assembled workforce operating the branches as part of a larger network and the value stemming from the addition of both new customers and an established new line of business (interiors). As of December 31, 2018, the Company had finalized the purchase accounting entries for the Allied Acquisition, detailed as follows (in thousands):

	January 2, 2018		January 2, 2018
	(as reported at March 31, 2018)	Adjustments	(as adjusted at December 31, 2018)
Cash	$19,322	$(19,153)	$169
Accounts receivable	315,485	22,064	337,549
Inventory	322,705	(7,920)	314,785
Prepaid and other current assets	59,279	16,161	75,440
Property, plant, and equipment	139,528	(168)	139,360
Goodwill	1,130,635	102,145	1,232,780
Intangible assets	1,037,000	-	1,037,000
Current liabilities	(271,252)	11,963	(259,289)
Non-current liabilities	(6,820)	6,097	(723)
Total purchase price	$2,745,882	$131,189	$2,877,071

The purchase accounting entries above include the impact of the Section 338(h)(10) election under the current U.S. tax code. The Company made this election on October 15, 2018 and has reflected the $164.0 million impact of this election in the purchase price and its fiscal year 2018 tax provision accordingly. The Company determined that $1.16 billion of goodwill related to the acquisition of Allied is deductible for tax purposes as of December 31, 2018.

The Company’s goodwill and indefinite-lived trade name are tested for impairment annually, and all acquired goodwill and intangible assets are subject to review for impairment should future indicators of impairment develop. There were no material contingencies assumed as part of the Allied acquisition.

The following table represents the unaudited pro forma consolidated net sales and net income (loss) for the Company for the periods indicated (in thousands):

Three Months Ended
December 31, 2017
(unaudited)
Net sales	$1,787,628
Net income (loss)	32,257

The above pro forma results have been calculated by combining the historical results of the Company and Allied as if the Allied Acquisition had occurred on the first day of the fiscal year (October 1) for the period presented. The income tax provision used to calculate net income (loss) for the respective periods presented has been adjusted to reflect the effective tax rate for the annual periods as if it had been based on the resulting, combined results. The pro forma results include estimates for intangible asset amortization, depreciation, interest expense and debt issuance costs and are subject to change once final asset values have been determined. No other material pro forma adjustments were deemed necessary to conform to the Company’s accounting policies or for any other situation. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the first day of the fiscal years presented or that may be achieved in the future.

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

The Company has recorded purchase accounting entries on a preliminary basis for these transactions that recognized the acquired assets and liabilities at their estimated fair values as of the respective acquisition dates. These transactions resulted in goodwill of $7.6 million ($7.4 million of which is deductible for tax purposes as of December 31, 2018) and $11.4 million in intangible assets.

For those acquisitions where the acquisition accounting entries have yet to be finalized, the Company’s allocation of the purchase price is subject to change on receipt of additional information, including, but not limited to, the finalization of asset valuations (intangible and fixed) and income tax accounting, as well as the Company’s continued review of the assumed liabilities that may result in the recognition of changes to the carrying amounts on the opening balance sheet and a related adjustment to goodwill.

4. Net Sales

The Company records net sales when performance obligations with our customer are satisfied. A performance obligation is a promise to transfer a distinct good to the customer and is the unit of account. The transaction price is allocated to each distinct performance obligation and recognized as net sales when, or as, the performance obligation is satisfied. All contracts have a single performance obligation as the promise to transfer the individual good is not separately identifiable from other promises and is, therefore, not distinct. Performance obligations are satisfied at a point in time and net sales are recognized when the customer accepts the delivery of a product or takes possession of a product with rights and rewards of ownership.

The Company enters into agreements with customers to offer rebates, generally based on achievement of specified sales levels and various marketing allowances that are common industry practice. Reductions to net sales for customer programs and incentive offerings, including promotions and other volume-based incentives, are estimated using the most likely amount method and recorded in the period in which the sale occurs. Provisions for early payment discounts are accrued in the same period in which the sale occurs. The Company does not have any material payment terms as payment is received shortly after the transfer of control of the products to the customer. Commissions to internal sales teams are paid to obtain contracts. As these contracts are less than one year, these costs are expensed as incurred.

The Company includes shipping and handling costs billed to customers in net sales. Related costs are accounted for as fulfillment activities and are recognized as cost of products sold when control of the products transfers to the customer.

The following table presents the Company’s net sales by product line and geography for the three months ended December 31, 2018 (in thousands):

	Three Months Ended December 31, 2018
	U.S.	Canada	Total
Residential roofing products	$720,511	$11,679	$732,190
Non-residential roofing products	390,268	29,641	419,909
Complementary building products	568,116	1,461	569,577
Total net sales	$1,678,895	$42,781	$1,721,676

5. Net Income (Loss) Per Share

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

Holders of Preferred Stock participate in dividends on an as-converted basis when declared on common shares. As a result, Preferred Stock is classified as a participating security and thereby requires the allocation of income that would have otherwise been available to common shareholders when calculating net income (loss) per share.

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

The following table presents the components and calculations of basic and diluted net income (loss) per share for each period presented (in thousands, except share and per share amounts):

	Three Months Ended December 31,
	2018	2017
Net income (loss)	$(893)	$67,596
Dividends on preferred shares	(6,000)	-
Net income (loss) attributable to common shareholders	$(6,893)	$67,596
Undistributed income allocated to participating securities	-	-
Net income (loss) attributable to common shareholders - basic and diluted	$(6,893)	$67,596

Weighted-average common shares outstanding - basic	68,248,020	67,825,430
Effect of common share equivalents	-	1,419,248
Weighted-average common shares outstanding - diluted	68,248,020	69,244,678

Net income (loss) per share - basic	$(0.10)	$1.00
Net income (loss) per share - diluted	$(0.10)	$0.98

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per share because the effect was either anti-dilutive or the requisite performance conditions were not met:

	Three Months Ended December 31,
	2018	2017
Stock options	1,554,518	288,275
Restricted stock units	318,229	-
Preferred Stock	9,694,619	-

6. Stock-based Compensation

On February 9, 2016, the shareholders of the Company approved the Amended and Restated Beacon Roofing Supply, Inc. 2014 Stock Plan (the “2014 Plan”). The 2014 Plan provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights for up to 5,000,000 shares of common stock to selected employees and non-employee directors. The 2014 Plan mandates that all forfeited, expired, and withheld shares, including those from the predecessor plans, be returned to the 2014 Plan and made available for issuance. As of December 31, 2018, there were 1,772,191 shares of common stock available for issuance.

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

Stock Options

Non-qualified stock options granted to employees generally expire 10 years after the grant date and are subject to continued employment and vest evenly in three annual installments over the three-year period following the grant date.

The fair value of the options granted during the three months ended December 31, 2018 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.00%
Expected volatility	29.34%
Expected life (in years)	5.18
Dividend yield	-

The following table summarizes all stock option activity for the three months ended December 31, 2018 (in thousands, except share, per share, and time period amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of September 30, 2018	1,969,037	$33.08	5.7	$14,088
Granted	605,184	27.26
Exercised	(48,800)	17.11
Canceled/Forfeited	(12,967)	41.12
Expired	(950)	12.25
Balance as of December 31, 2018	2,511,504	$31.96	6.6	$11,478
Vested and expected to vest after December 31, 2018	2,455,082	$31.94	6.5	$11,275
Exercisable as of December 31, 2018	1,645,162	$30.75	5.1	$8,511

________________________________________________________________

[1]

Aggregate intrinsic value as represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.

During the three months ended December 31, 2018 and 2017, the Company recorded stock-based compensation expense related to stock options of $1.0 million and $1.1 million, respectively. As of December 31, 2018, there was $8.1 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

The following table summarizes additional information on stock options for the periods presented (in thousands, except per share amounts):

	Three Months Ended December 31,
	2018	2017
Weighted-average fair value of stock options granted	$8.75	$15.86
Total grant date fair value of stock options vested	3,680	3,773
Total intrinsic value of stock options exercised	712	5,448

Restricted Stock Units

Restricted stock unit (“RSU”) awards granted to employees are subject to continued employment and generally vest on the third anniversary of the grant date. The Company also grants certain RSU awards to management that contain one or more additional vesting conditions tied directly to a defined performance metric for the Company. The actual number of RSUs that will vest can range from 0% to 200% of the original grant amount, depending upon the terms of the award and actual Company performance above or below the established performance metric targets. The Company estimates performance in relation to the defined targets when determining the projected number of RSUs that are expected to vest and calculating the related stock-based compensation expense.

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

The following table summarizes all restricted stock unit activity for the three months ended December 31, 2018:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of September 30, 2018	934,023	$47.00
Granted	630,745	27.28
Released	(366,779)	40.46
Canceled/Forfeited	(77,455)	47.52
Balance as of December 31, 2018	1,120,534	$38.00
Vested and expected to vest after December 31, 2018	1,040,181	$37.78

During the three months ended December 31, 2018 and 2017, the Company recorded stock-based compensation expense related to restricted stock units of $2.4 million and $2.4 million, respectively. As of December 31, 2018, there was $27.2 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.3 years.

The following table summarizes additional information on RSUs for the periods presented (in thousands, except per share amounts):

	Three Months Ended December 31,
	2018	2017
Weighted-average fair value of RSUs granted	$27.28	$55.17
Total grant date fair value of RSUs vested	14,840	5,786
Total intrinsic value of RSUs released	11,160	10,683

7. Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill during the three months ended December 31, 2018 and 2017, respectively (in thousands):

Balance as of September 30, 2017	$1,251,986
Translation and other adjustments	(161)
Balance as of December 31, 2017	$1,251,825

Balance as of September 30, 2018	$2,491,779
Acquisitions[1]	(513)
Translation and other adjustments	(1,536)
Balance as of December 31, 2018	$2,489,730

_____________________________

[1]	Reflects purchase accounting adjustments related to fiscal year 2018 acquisition of Atlas Supply, Inc. (see Note 3 for further discussion).

The changes in the carrying amount of goodwill for the three months ended December 31, 2018 and 2017 were driven primarily by purchase accounting and foreign currency translation adjustments.

Intangible Assets

In connection with transactions finalized during fiscal year 2018, the Company recorded intangible assets of $1.05 billion ($920.8 million of customer relationships, $120.0 million of indefinite-lived trademarks, and $7.0 million of beneficial lease arrangements).

The following table summarizes intangible assets by category (in thousands, except time period amounts):

	December 31, 2018	September 30, 2018	December 31, 2017	Weighted-Average Remaining Life[1] (Years)
Amortizable intangible assets:
Non-compete agreements	$2,824	$2,824	$2,824	2.47
Customer relationships	1,530,748	1,530,565	609,984	18.38
Trademarks	10,500	10,500	10,500	7.41
Beneficial lease arrangements	8,060	8,060	1,060	4.24
Total amortizable intangible assets	1,552,132	1,551,949	624,368
Accumulated amortization	(462,940)	(410,633)	(286,561)
Total amortizable intangible assets, net	$1,089,192	$1,141,316	$337,807
Indefinite lived trademarks	193,050	193,050	73,050
Total intangibles, net	$1,282,242	$1,334,366	$410,857

_________________________________________________________________

[1]	As of December 31, 2018.

For the three months ended December 31, 2018 and 2017, the Company recorded $52.0 million and $18.2 million of amortization expense relating to the above-listed intangible assets, respectively. The intangible asset lives range from 5 to 20 years and have a weighted-average remaining life of 18.2 years as of December 31, 2018.

The following table summarizes the estimated future amortization expense for intangible assets (in thousands):

Year Ending September 30,
2019 (Jan - Sept)	$156,534
2020	179,541
2021	149,974
2022	121,426
2023	97,517
Thereafter	384,200
Total future amortization expense	$1,089,192

8. Financing Arrangements

The following table summarizes all financing arrangements from the respective periods presented (in thousands):

	December 31, 2018	September 30, 2018	December 31, 2017
Revolving Lines of Credit
2023 ABL:
U.S. Revolver, expires January 2023[1]	$496,619	$89,352	$-
Canada Revolver, expires January 2023[2]	6,597	3,090	-
Current portion	-	-	-
Borrowings under revolving lines of credit, net	$503,216	$92,442	$-

Long-term Debt, net
Term Loans:
Term Loan, matures October 2022[3]	$-	$-	$433,828
Term Loan, matures January 2025[4]	932,102	930,726	-
Current portion	(9,700)	(9,700)	(4,500)
Long-term borrowings under term loans	922,402	921,026	429,328
Senior Notes:
Senior Notes, mature October 2023[5]	293,926	293,607	292,648
Senior Notes, mature November 2025[6]	1,280,795	1,280,092	1,278,083
Current portion	-	-	-
Long-term borrowings under senior notes	1,574,721	1,573,699	1,570,731
Long-term debt, net	$2,497,123	$2,494,725	$2,000,059

Equipment Financing Facilities and Other
Equipment financing facilities, various maturities through September 2021[7]	$10,148	$11,222	$11,657
Capital lease obligations, various maturities through November 2021[8]	11,156	12,378	19,033
Current portion	(10,615)	(9,961)	(9,739)
Long-term obligations under equipment financing and other, net	$10,689	$13,639	$20,951

____________________________________________________________

[1]	Effective rate on borrowings of 4.37% and 3.36% as of December 31, 2018 and September 30, 2018, respectively.
[2]	Effective rate on borrowings of 4.45% and 3.95% as of December 31, 2018 and September 30, 2018, respectively.
[3]	Extinguished on January 2, 2018; Interest rate of 4.06% as of December 31, 2017.
[4]	Interest rate of 4.77% and 4.53% as of December 31, 2018 and September 30, 2018, respectively.
[5]	Interest rate of 6.38% as of December 31, 2018, September 30, 2017 and December 31, 2017.
[6]	Interest rate of 4.88% as of December 31, 2018, September 30, 2017 and December 31, 2017.
[7]	Fixed interest rates ranging from 2.33% to 3.25% as of December 31, 2018, September 30, 2017, and December 31, 2017.
[8]	Fixed interest rates ranging from 2.72% to 10.39% as of December 31, 2018 , September 30, 2017, and December 31, 2017.

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

The proceeds from these financing arrangements were used to finance the Allied Acquisition, to refinance or otherwise extinguish all third-party indebtedness, to pay fees and expenses associated with the acquisition, and to provide working capital and funds for other general corporate purposes. The Company capitalized new debt issuance costs totaling approximately $65.3 million related to the 2023 ABL, the 2025 Term Loan and the 2025 Senior Notes.

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

As of December 31, 2018, the total balance outstanding on the 2023 ABL, net of $10.0 million of unamortized debt issuance costs, was $503.2 million. The Company also has outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $13.4 million as of December 31, 2018.

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

As of December 31, 2018, the outstanding balance on the 2025 Term Loan, net of $33.0 million of unamortized debt issuance costs, was $932.1 million.

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

As of December 31, 2018, the outstanding balance on the 2025 Senior Notes, net of $19.2 million of unamortized debt issuance costs, was $1.28 billion.

Financing - RSG Acquisition

In connection with the Roofing Supply Group (“RSG”) acquisition in fiscal year 2016, the Company entered into various financing arrangements totaling $1.45 billion, including an asset-based revolving line of credit (“2020 ABL”) of $700.0 million ($350.0 million of which was drawn at closing) and a $450.0 million term loan (“2022 Term Loan”). The Company also raised an additional $300.0 million through the issuance of senior notes (the “2023 Senior Notes”).

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

2020 ABL

On October 1, 2015, the Company entered into a $700.0 million asset-based revolving line of credit with Wells Fargo Bank, N.A. and a syndicate of other lenders. The 2020 ABL had an original maturity date of October 1, 2020 and consisted of revolving loans in both the United States, in the amount of $670.0 million, and Canada, in the amount of $30.0 million. The 2020 ABL had various borrowing tranches with an interest rate based on a LIBOR rate (with a floor) plus a fixed spread. The full balance of the 2020 ABL was paid on January 2, 2018 in conjunction with the Allied Acquisition.

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

As of December 31, 2018, the outstanding balance on the 2023 Senior Notes, net of $6.1 million of unamortized debt issuance costs, was $293.9 million.

Equipment Financing Facilities and Other

As of December 31, 2018, the Company had a $10.1 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 3.25% and payments due through September 2021.

As of December 31, 2018, the Company had $11.2 million of capital lease obligations outstanding. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

9. Commitments and Contingencies

Operating Leases

The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis.

At December 31, 2018, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year were as follows (in thousands):

Year Ending September 30,
2019 (Jan - Sept)	$110,514
2020	101,743
2021	90,734
2022	71,869
2023	55,048
Thereafter	146,410
Total minimum lease payments	$576,318

For the three months ended December 31, 2018 and 2017, rent expense was $27.5 million and $15.2 million, respectively. Sublet income was immaterial for each of these periods.

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

The Company is subject to litigation from time to time in the ordinary course of business; however, the Company does not expect the results, if any, to have a material adverse impact on its results of operations, financial position or liquidity.

10. Geographic Data

The following table summarizes certain geographic information for the periods presented (in thousands):

	December 31, 2018	September 30, 2018	December 31, 2017
Long-lived assets:
U.S.	$1,352,081	$1,409,742	$488,137
Canada	12,096	13,224	13,225
Total long-lived assets	$1,364,177	$1,422,966	$501,362

11. Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity. For the three months ended December 31, 2018, the change in accumulated other comprehensive income (loss) was $(3.9) million and composed solely of foreign currency translation effects. There were no reclassifications out of accumulated other comprehensive income (loss) for the three months ended December 31, 2018.

12. Fair Value Measurement

As of December 31, 2018, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

As of December 31, 2018, based upon recent trading prices (Level 2), the fair value of the Company’s $300.0 million Senior Notes due in 2023 was $299.3 million and the fair value of the $1.30 billion Senior Notes due 2025 was $1.15 billion.

As of December 31, 2018, the fair value of the Company’s term loan and revolving asset-based line of credit approximated the amount outstanding. The Company estimates the fair value of its Senior Secured Credit Facility by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

13. Supplemental Guarantor Information

The 2023 Senior Notes and 2025 Senior Notes are guaranteed jointly and severally by all the United States subsidiaries of the Company (collectively, the “Guarantors”), and not by the Canadian subsidiaries of the Company. Such guarantees are full and unconditional. Supplemental condensed consolidating financial information of the Company, including such information for the Guarantors, is presented below. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the non-guarantor subsidiaries operated as independent entities. Investments in subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the Guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by, and the operations of, the combined groups.

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	December 31, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$30,877	$2,775	$(15,229)	$18,423
Accounts receivable, net	-	856,373	26,516	(1,140)	881,749
Inventories, net	-	998,450	26,860	-	1,025,310
Prepaid expenses and other current assets	6,065	361,431	8,102	-	375,598
Total current assets	6,065	2,247,131	64,253	(16,369)	2,301,080
Intercompany receivable, net	-	1,526,435	-	(1,526,435)	-
Investments in consolidated subsidiaries	6,289,626	-	-	(6,289,626)	-
Deferred income taxes, net	20,767	-	-	(20,767)	-
Property and equipment, net	19,775	243,911	10,056	-	273,742
Goodwill	-	2,461,212	28,518	-	2,489,730
Intangibles, net	-	1,280,202	2,040	-	1,282,242
Other assets, net	1,243	-	-	-	1,243
Total assets	$6,337,476	$7,758,891	$104,867	$(7,853,197)	$6,348,037

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$28,808	$532,526	$6,975	$(16,369)	$551,940
Accrued expenses	40,834	327,027	7,811	-	375,672
Current portions of long-term debt/obligations	9,700	10,615	-	-	20,315
Total current liabilities	79,342	870,168	14,786	(16,369)	947,927
Intercompany payable, net	1,487,640	-	38,795	(1,526,435)	-
Borrowings under revolving lines of credit, net	-	496,619	6,597	-	503,216
Long-term debt, net	2,497,123	-	-	-	2,497,123
Deferred income taxes, net	-	130,847	99	(20,767)	110,179
Long-term obligations under equipment financing and other, net	-	10,689	-	-	10,689
Other long-term liabilities	-	5,453	79	-	5,532
Total liabilities	$4,064,105	$1,513,776	$60,356	$(1,563,571)	$4,074,666

Convertible preferred stock	$399,195	$-	$-	$-	$399,195

Total stockholders' equity	$1,874,176	$6,245,115	$44,511	$(6,289,626)	$1,874,176
Total liabilities and stockholders' equity	$6,337,476	$7,758,891	$104,867	$(7,853,197)	$6,348,037

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	September 30, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$136,499	$1,959	$(8,531)	$129,927
Accounts receivable, net	-	1,051,410	40,262	(1,139)	1,090,533
Inventories, net	-	907,605	28,442	-	936,047
Prepaid expenses and other current assets	23,711	214,011	6,638	-	244,360
Total current assets	23,711	2,309,525	77,301	(9,670)	2,400,867
Intercompany receivable, net	-	1,361,615	-	(1,361,615)	-
Investments in consolidated subsidiaries	6,109,325	-	-	(6,109,325)	-
Deferred income taxes, net	22,475	-	-	(22,475)	-
Property and equipment, net	18,929	250,517	10,961	-	280,407
Goodwill	-	2,461,725	30,054	-	2,491,779
Intangibles, net	-	1,332,104	2,262	-	1,334,366
Other assets, net	1,243	-	-	-	1,243
Total assets	$6,175,683	$7,715,486	$120,578	$(7,503,085)	$6,508,662

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,154	$843,907	$22,482	$(9,671)	$880,872
Accrued expenses	41,448	564,331	5,760	-	611,539
Current portions of long-term debt/obligations	9,700	9,961	-	-	19,661
Total current liabilities	75,302	1,418,199	28,242	(9,671)	1,512,072
Intercompany payable, net	1,322,156	-	39,459	(1,361,615)	-
Borrowings under revolving lines of credit, net	-	89,352	3,090	-	92,442
Long-term debt, net	2,494,725	-	-	-	2,494,725
Deferred income taxes, net	-	128,846	622	(22,474)	106,994
Long-term obligations under equipment financing and other, net	-	13,639	-	-	13,639
Other long-term liabilities	-	5,207	83	-	5,290
Total liabilities	$3,892,183	$1,655,243	$71,496	$(1,393,760)	$4,225,162

Convertible preferred stock	$399,195	$-	$-	$-	$399,195

Total stockholders' equity	$1,884,305	$6,060,243	$49,082	$(6,109,325)	$1,884,305
Total liabilities and stockholders' equity	$6,175,683	$7,715,486	$120,578	$(7,503,085)	$6,508,662

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	December 31, 2017
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$70,698	$2,122	$(8,993)	$63,827
Restricted cash	-	-	1,300,000	-	1,300,000
Accounts receivable, net	-	526,068	27,775	(1,140)	552,703
Inventories, net	-	581,288	22,505	-	603,793
Prepaid expenses and other current assets	17,713	194,007	6,998	-	218,718
Total current assets	17,713	1,372,061	1,359,400	(10,133)	2,739,041
Intercompany receivable, net	-	730,364	-	(730,364)	-
Investments in consolidated subsidiaries	3,239,031	-	-	(3,239,031)	-
Deferred income taxes, net	18,286	-	-	(18,286)	-
Property and equipment, net	8,271	135,925	10,491	-	154,687
Goodwill	-	1,220,813	31,012	-	1,251,825
Intangibles, net	-	408,123	2,734	-	410,857
Other assets, net	3,341	5,527	-	-	8,868
Total assets	$3,286,642	$3,872,813	$1,403,637	$(3,997,814)	$4,565,278

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,511	$296,547	$7,517	$(10,133)	$315,442
Accrued expenses	27,467	232,131	6,451	-	266,049
Current portions of long-term debt/obligations	4,500	9,739	-	-	14,239
Total current liabilities	53,478	538,417	13,968	(10,133)	595,730
Intercompany payable, net	680,761	-	49,603	(730,364)	-
Long-term debt, net	700,059	-	1,300,000	-	2,000,059
Deferred income taxes, net	-	111,066	671	(18,286)	93,451
Long-term obligations under equipment financing and other, net	-	20,881	70	-	20,951
Other long-term liabilities	-	2,743	-	-	2,743
Total liabilities	$1,434,298	$673,107	$1,364,312	$(758,783)	$2,712,934

Total stockholders' equity	$1,852,344	$3,199,706	$39,325	$(3,239,031)	$1,852,344
Total liabilities and stockholders' equity	$3,286,642	$3,872,813	$1,403,637	$(3,997,814)	$4,565,278

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands)

	Three Months Ended December 31, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$-	$1,678,895	$42,781	$-	$1,721,676
Cost of products sold	-	1,252,295	33,812	-	1,286,107
Gross profit	-	426,600	8,969	-	435,569
Operating expense:
Selling, general and administrative	9,775	309,548	8,370	-	327,693
Depreciation	764	16,372	465	-	17,601
Amortization	-	51,911	110	-	52,021
Total operating expense	10,539	377,831	8,945	-	397,315
Intercompany charges (income)	(6,687)	6,687	-	-	-
Income (loss) from operations	(3,852)	42,082	24	-	38,254
Interest expense, financing costs, and other	34,313	3,485	563	-	38,361
Intercompany interest expense (income)	(9,680)	9,298	382	-	-
Income (loss) before provision for income taxes	(28,485)	29,299	(921)	-	(107)
Provision for (benefit from) income taxes	(7,354)	8,400	(260)	-	786
Income (loss) before equity in net income of subsidiaries	(21,131)	20,899	(661)	-	(893)
Equity in net income of subsidiaries	20,238	-	-	(20,238)	-
Net income (loss)	$(893)	$20,899	$(661)	$(20,238)	$(893)

	Three Months Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$-	$1,076,262	$45,717	$-	$1,121,979
Cost of products sold	-	816,436	35,790	-	852,226
Gross profit	-	259,826	9,927	-	269,753
Operating expense:
Selling, general and administrative	(133)	184,881	9,005	-	193,753
Depreciation	456	7,810	443	-	8,709
Amortization	-	18,064	131	-	18,195
Total operating expense	323	210,755	9,579	-	220,657
Intercompany charges (income)	893	(893)	-	-	-
Income (loss) from operations	(1,216)	49,964	348	-	49,096
Interest expense, financing costs, and other	10,076	825	11,667	-	22,568
Intercompany interest expense (income)	(5,708)	5,321	387	-	-
Income (loss) before provision for income taxes	(5,584)	43,818	(11,706)	-	26,528
Provision for (benefit from) income taxes	5,521	(46,672)	83	-	(41,068)
Income (loss) before equity in net income of subsidiaries	(11,105)	90,490	(11,789)	-	67,596
Equity in net income of subsidiaries	78,701	-	-	(78,701)	-
Net income (loss)	$67,596	$90,490	$(11,789)	$(78,701)	$67,596

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended December 31, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(893)	$20,899	$(661)	$(20,238)	$(893)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,910)	-	(3,910)	3,910	(3,910)
Total other comprehensive income (loss)	(3,910)	-	(3,910)	3,910	(3,910)
Comprehensive income (loss)	$(4,803)	$20,899	$(4,571)	$(16,328)	$(4,803)

	Three Months Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$67,596	$90,490	$(11,789)	$(78,701)	$67,596
Other comprehensive income (loss):
Foreign currency translation adjustment	57	-	57	(57)	57
Total other comprehensive income (loss)	57	-	57	(57)	57
Comprehensive income (loss)	$67,653	$90,490	$(11,732)	$(78,758)	$67,653

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Three Months Ended December 31, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$12,792	$(336,407)	$(2,659)	$(10,609)	$(336,883)

Investing Activities
Purchases of property and equipment	(1,610)	(9,971)	(107)	-	(11,688)
Acquisition of businesses, net	-	(163,973)	-	-	(163,973)
Proceeds from the sale of assets	-	400	1	-	401
Intercompany activity	(2,399)	-	-	2,399	-
Net cash provided by (used in) investing activities	(4,009)	(173,544)	(106)	2,399	(175,260)

Financing Activities
Borrowings under revolving lines of credit	-	1,285,017	13,637	-	1,298,654
Repayments under revolving lines of credit	-	(878,376)	(9,849)	-	(888,225)
Payment of debt issuance costs	-	-	-	-	-
Repayments under equipment financing facilities and other	-	(1,465)	-	-	(1,465)
Payment of dividends on preferred stock	(6,000)	-	-	-	(6,000)
Proceeds from issuance of common stock related to equity awards	834	-	-	-	834
Taxes paid related to net share settlement of equity awards	(3,617)	-	-	-	(3,617)
Intercompany activity	-	(847)	(561)	1,408	-
Net cash provided by (used in) financing activities	(8,783)	404,329	3,227	1,408	400,181

Effect of exchange rate changes on cash and cash equivalents	-	-	354	104	458

Net increase (decrease) in cash and cash equivalents	-	(105,622)	816	(6,698)	(111,504)
Cash and cash equivalents, beginning of period	-	136,499	1,959	(8,531)	129,927
Cash and cash equivalents, end of period	$-	$30,877	$2,775	$(15,229)	$18,423

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Three Months Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(37,331)	$2,338	$(9,658)	$4,195	$(40,456)

Investing Activities
Purchases of property and equipment	(2,117)	(4,874)	(425)	-	(7,416)
Acquisition of businesses	-	-	-	-	-
Proceeds from the sale of assets	-	398	15	-	413
Intercompany activity	61,938	-	-	(61,938)	-
Net cash provided by (used in) investing activities	59,821	(4,476)	(410)	(61,938)	(7,003)

Financing Activities
Borrowings under revolving lines of credit	-	878	16,524	-	17,402
Repayments under revolving lines of credit	-	(877)	(19,671)	-	(20,548)
Repayments under term loan	-	-	-	-	-
Borrowings under Senior Notes	-	-	1,300,000	-	1,300,000
Payment of debt issuance costs	(21,917)	-	-	-	(21,917)
Repayments under equipment financing facilities and other	-	(1,973)	5	-	(1,968)
Payment of issuance costs from secondary offering of common stock	(429)	-	-	-	(429)
Proceeds from issuance of common stock related to equity awards	3,781	-	-	-	3,781
Taxes paid related to net share settlement of equity awards	(3,925)	-	-	-	(3,925)
Intercompany activity	-	(74,991)	13,110	61,881	-
Net cash provided by (used in) financing activities	(22,490)	(76,963)	1,309,968	61,881	1,272,396

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	-	-	640	-	640

Net increase (decrease) in cash, cash equivalents, and restricted cash	-	(79,101)	1,300,540	4,138	1,225,577
Cash, cash equivalents, and restricted cash, beginning of period	-	149,799	1,582	(13,131)	138,250
Cash, cash equivalents, and restricted cash, end of period	$-	$70,698	$1,302,122	$(8,993)	$1,363,827

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis included in our 2018 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2019” refer to the three months ended December 31, 2018 being discussed and references to “2018” refer to the three months ended December 31, 2017 being discussed. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

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

As of December 31, 2018, we operated 544 branches in 50 states throughout the United States and 6 provinces in Canada. We stock one of the most extensive assortments of high-quality branded products in the industry with approximately 90,000 SKUs available across our branch network, enabling us to deliver products to serve over 100,000 customers on a timely basis.

On January 2, 2018, we completed the acquisition of all the outstanding capital stock of Allied Building Products Corp. (“Allied”), a New Jersey Corporation (the “Allied Acquisition”), for approximately $2.625 billion, subject to working capital and other adjustments (the “Purchase Price”). As of December 31, 2018, the adjusted Purchase Price for Allied was $2.88 billion and purchase accounting entries were finalized. Headquartered in East Rutherford, New Jersey, Allied was one of the country’s largest exterior and interior building products distributors, distributing products across 208 locations in 31 states in the U.S. with a strong presence in New York, New Jersey, Florida, California, Hawaii and the upper Midwest at the time of the acquisition. We believe the acquisition of Allied was a strategically and financially compelling transaction that expanded our geographic footprint, enhanced our scale and market presence, diversified our product offerings, and positioned us to provide new growth opportunities that will increase our long-term profitability.

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

In addition, we opened one new branch in fiscal year 2019. New branch locations allow us to penetrate deeper into our existing markets and establish a greater presence.

Results of Operations

Comparison of the Three Months Ended December 31, 2018 and 2017

The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in thousands):

	Three Months Ended December 31,
	2018	2017
Net sales	$1,721,676	$1,121,979
Cost of products sold	1,286,107	852,226
Gross profit	435,569	269,753
Operating expense:
Selling, general and administrative	327,693	193,753
Depreciation	17,601	8,709
Amortization	52,021	18,195
Total operating expense	397,315	220,657
Income (loss) from operations	38,254	49,096
Interest expense, financing costs, and other	38,361	22,568
Income (loss) before provision for income taxes	(107)	26,528
Provision for (benefit from) income taxes	786	(41,068)
Net income (loss)	$(893)	$67,596
Dividends on preferred shares	6,000	-
Net income (loss) attributable to common shareholders	$(6,893)	$67,596

	Three Months Ended December 31,
	2018	2017
Net sales	100.0%	100.0%
Cost of products sold	74.7%	76.0%
Gross profit	25.3%	24.0%
Operating expense:
Selling, general and administrative	19.1%	17.3%
Depreciation	1.0%	0.8%
Amortization	3.1%	1.6%
Total operating expense	23.2%	19.7%
Income (loss) from operations	2.1%	4.3%
Interest expense, financing costs, and other	2.2%	2.0%
Income (loss) before provision for income taxes	(0.1%)	2.3%
Provision for (benefit from) income taxes	0.0%	(3.7%)
Net income (loss)	(0.1%)	6.0%
Dividends on preferred shares	0.3%	0.0%
Net income (loss) attributable to common shareholders	(0.4%)	6.0%

In managing our business, we consider all growth, including the opening of new branches, to be organic growth unless it results from an acquisition. When we refer to growth in existing markets or organic growth, we include growth from existing and newly opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. We believe the existing market information is useful to investors because it helps explain organic growth or decline. When combined, our existing market information and acquired market information equal our consolidated company totals. When we refer to regions, we are referring to our geographic regions. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys”).

As of December 31, 2018, we had a total of 544 branches in operation. Our existing market calculations include the operating results of the 330 branches that meet our definition (214 branches were excluded because they were acquired after the start of the first quarter of fiscal year 2018).

The following table summarizes our results of operations by market type (existing and acquired) for the periods presented (in thousands):

	Existing Markets		Acquired Markets		Consolidated
	Three Months Ended December 31,
	2018	2017	2018	2017	2018	2017
Net sales	$997,009	$1,016,628	$724,667	$105,351	$1,721,676	$1,121,979

Gross profit	$240,037	$243,221	$195,532	$26,532	$435,569	$269,753
Gross margin	24.1%	23.9%	27.0%	25.2%	25.3%	24.0%

Operating expense:
Selling, general, and administrative	$185,635	$176,509	$142,058	$17,244	$327,693	$193,753
Depreciation	8,360	7,815	9,241	894	17,601	8,709
Amortization	12,841	15,519	39,180	2,676	52,021	18,195
Operating expense[1]	$206,836	$199,843	$190,479	$20,814	$397,315	$220,657
Operating expense as a % of net sales	20.7%	19.7%	26.3%	19.8%	23.2%	19.7%

Operating income (loss)	$33,202	$43,378	$5,052	$5,718	$38,254	$49,096
Operating margin	3.3%	4.3%	0.7%	5.4%	2.1%	4.3%

___________________________________________

[1]	Existing market operating expense for 2019 and 2018 includes $8.9 million and $5.6 million of non-recurring acquisition costs, respectively.

Net Sales

Consolidated net sales increased $599.7 million, or 53.4%, to $1.72 billion in 2019, up from $1.12 billion in 2018. Existing market net sales decreased $19.6 million, or 1.9%, over the comparative 2018 period. The year-over-year decrease in existing market net sales was mainly influenced by the following factors:

•	decreased storm activity compared to the prior year; and
•	high rainfall levels in November and December;

partially offset by:

•	higher pricing across all product lines; and
•	double-digit net sales growth in the Northeast and Mid-Atlantic.

Existing markets net sales by geographical region increased (decreased) from 2019 to 2018 as follows: Northeast 12.7%; Mid-Atlantic 20.2%; Southeast (1.7%); Southwest (14.6%); Midwest (6.7%); West (19.9%); and Canada (6.4%).

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below).

Product line net sales for our existing markets were as follows (in thousands):

	Three Months Ended December 31,
	2018		2017		Change
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$515,896	51.7%	$525,115	51.7%	$(9,219)	(1.8%)
Non-residential roofing products	296,700	29.8%	302,882	29.8%	(6,182)	(2.0%)
Complementary building products	184,413	18.5%	188,631	18.5%	(4,218)	(2.2%)
Total existing market sales	$997,009	100.0%	$1,016,628	100.0%	$(19,619)	(1.9%)

Acquired market net sales were $724.7 million in 2019. We recognized acquired market product line net sales of $216.3 million in residential roofing products, $123.2 million in non-residential roofing products and $385.2 million in complementary building products.

Gross Profit

Gross profit and gross margin for our consolidated and existing markets were as follows (in thousands):

	Three Months Ended December 31,		Change[1]
	2018	2017	$	%
Gross profit - consolidated	$435,569	$269,753	$165,816	61.5%
Gross profit - existing markets	240,037	243,221	(3,184)	(1.3%)
Gross margin - consolidated	25.3%	24.0%	N/A	1.3%
Gross margin - existing markets	24.1%	23.9%	N/A	0.2%

 ___________________________________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Consolidated gross profit increased $165.8 million, or 61.5%, to $435.6 million in 2019, up from $269.8 million in 2018. Existing market gross profit decreased $3.2 million, or 1.3%, over the comparative 2018 period.

Consolidated gross margin was 25.3% in 2019, up 1.3% from 24.0% in 2018. Existing market gross margin increased 0.2% over the comparative 2018 period, to 24.1%. The year-over-year increase in existing market gross margin was mainly influenced by a price increase of approximately 7%, partially offset by a product cost increase of approximately 6-7% across all products and a shift in mix to product lines with lower gross margins over the comparative period.

Consolidated gross margin was slightly higher than existing market gross margin due to the positive impact of recent acquisitions. Consolidated direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expense) compared to our warehouse sales, represented 11.3% and 13.5% of our net sales in 2019 and 2018, respectively.

Operating Expense

Operating expense for consolidated and existing markets was as follows (in thousands):

	Three Months Ended December 31,		Change[1]
	2018	2017	$	%
Operating expense - consolidated	$397,315	$220,657	$176,658	80.1%
Operating expense - existing markets	206,836	199,843	6,993	3.5%
% of net sales - consolidated	23.2%	19.7%	N/A	3.5%
% of net sales - existing markets	20.7%	19.7%	N/A	1.0%

 _________________________________________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Consolidated operating expense increased $176.7 million, or 80.1%, to $397.3 million in 2019, up from $220.7 million in 2018. Existing market operating expense increased $7.0 million, or 3.5% in 2019, to $206.8 million, compared to $199.8 million in 2018. The year-over-year increase in existing market operating expense was mainly influenced by the following factors:

•	a net increase in general and administrative expense of $5.4 million, mainly due to one-time costs incurred as part of the Allied acquisition;
•	a net increase in payroll and employee benefit costs of $1.4 million, mainly due to higher salaries and wages from annual merit increases; and
•	an increase in bad debt expense of $1.4 million, mainly due to a slowdown in collections stemming from seasonal payment cycles;

partially offset by:

•	a decrease in amortization expense of $2.7 million due to the scheduled declining run-rate of intangible asset amortization related to the fiscal year 2016 acquisition of Roofing Supply Group.

During 2019 and 2018, we recorded amortization expense related to the intangible assets recorded under purchase accounting within our existing markets of $12.8 million and $15.5 million, respectively. Our existing markets operating expense as a percentage of the related net sales in 2019 was 20.7%, compared to 19.7% in 2018.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $38.4 million in 2019, compared to $22.6 million in 2018. The increase was mainly driven by the additional interest costs related to a higher average outstanding debt balance over the comparative periods as a direct result of the Allied Acquisition.

Income Taxes

There was an income tax provision of $0.8 million in 2019, compared to an income tax benefit of $41.1 million in 2018. The increase in income tax provision was mainly driven by the impact of the Tax Cuts and Jobs Act of 2017. In 2018, the Company remeasured its deferred tax assets and liabilities based on the revised corporate tax rate, resulting in a $46.5 million non-recurring net tax benefit. The first quarter effective tax rate, excluding any discrete items, was 26.9% in 2019, compared to 29.0% in 2018. Discrete items in 2019 totaled $0.8 million and were composed solely of tax shortfall amounts related to restricted stock unit awards that vested during the period. We expect our fiscal year 2019 effective tax rate, excluding any discrete items, will range from approximately 27.0% to 28.0%.

Net Income (Loss)/Net Income (Loss) Per Share

Net income (loss) was $(0.9) million in 2019, compared to $67.6 million in 2018. There were $6.0 million of dividends on preferred shares in 2019 and none in 2018, making net income (loss) attributable to common shareholders of $(6.9) million in 2019, compared to $67.6 million in 2018. We calculate net income (loss) per share by dividing net income (loss), less dividends on preferred shares and adjustments for participating securities, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by utilizing the most dilutive result after applying and comparing the two-class method and if-converted method (see Note 5 in the Notes to Condensed Consolidated Financial Statements for further discussion).

The following table presents the all the components utilized to calculate basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended December 31,
	2018	2017
Net income (loss)	$(893)	$67,596
Dividends on preferred shares	(6,000)	-
Net income (loss) attributable to common shareholders	(6,893)	67,596
Undistributed income allocated to participating securities	-	-
Net income (loss) attributable to common shareholders - basic and diluted (if-converted method)	$(6,893)	$67,596
Undistributed income allocated to participating securities	-	-
Re-allocation of undistributed income to preferred shares	-	-
Net income (loss) attributable to common shareholders - diluted (two-class method)	$(6,893)	$67,596

Weighted-average common shares outstanding, basic	68,248,020	67,825,430
Effect of common share equivalents	-	1,419,248
Weighted-average common shares outstanding - diluted (if-converted and two-class method)	68,248,020	69,244,678

Net income (loss) per share - basic	$(0.10)	$1.00
Net income (loss) per share - diluted (two-class method)	(0.10)	0.98
Net income (loss) per share - diluted (if-converted method)	(0.10)	0.98

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

We define Adjusted EBITDA as net income plus interest expense (net of interest income), income taxes, depreciation and amortization, stock-based compensation, non-recurring acquisition costs, and business restructuring costs. EBITDA is a measure commonly used in the distribution industry, and we present Adjusted EBITDA to enhance your understanding of our operating performance.

We use these supplemental non-GAAP measures to evaluate financial performance, analyze the underlying trends in our business and establish operational goals and forecasts that are used when allocating resources. We expect to compute our non-GAAP financial measures consistently using the same methods each period.

We believe these non-GAAP measures are useful measures because they allow investors to better understand changes in underlying operating performance over comparative periods by providing investors with financial results that are unaffected by cyclical variances that can be driven by items such as investment activity or purchase accounting adjustments.

While we believe that these non-GAAP measures are useful to investors when evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared and presented in accordance with GAAP. You should not consider any of these measures as a substitute alongside other financial performance measures presented in accordance with GAAP. In addition, these non-GAAP measures may have material limitations and may differ from similarly titled measures presented by other companies.

Adjusted Net Income (Loss)/Adjusted EPS

The following table presents a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss)/Adjusted EPS for each of the periods indicated (in thousands, except per share amounts):

	Three Months Ended December 31,
	2018		2017
	Amount	Per Share[1]	Amount	Per Share[1]
Net income (loss)	$(893)	$(0.01)	$67,596	$0.98
Acquisition costs[2]	47,393	0.61	25,633	0.37
Effects of tax reform[3]	-	-	(46,492)	(0.67)
Adjusted Net Income (Loss)	$46,500	$0.60	$46,737	$0.68

___________________________________________________

[1]

The weighted-average share count utilized in the calculation of Adjusted EPS for the three months ended December 31, 2018 is 77,942,639. This amount is the 68,248,020 diluted weighted-average shares outstanding plus the assumed conversion of 9,694,619 weighted-average shares of participating Preferred Stock, which were excluded from the GAAP net income (loss) per share calculation for the period due to their anti-dilutive nature. The weighted-average share count utilized in the calculation of Adjusted EPS for the three months ended December 31, 2017 is 69,244,678.

[2]

Three months ended December 31, 2018 amount is composed of $11.9 million of non-recurring acquisition costs ($8.8 million, net of tax) and $52.0 million of amortization expense related to intangibles ($38.5 million, net of tax). Three months ended December 31, 2017 amount is composed of $17.8 million of non-recurring acquisition costs ($12.7 million, net of tax) and $18.2 million of amortization expense related to intangibles ($12.9 million, net of tax).

[3]	Impact of the Tax Cuts and Jobs Act of 2017.

Adjusted EBITDA

The following table presents a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended December 31,
	2018	2017
Net income (loss)	$(893)	$67,596
Acquisition costs[1]	8,917	5,569
Interest expense, net	39,816	23,516
Income taxes	786	(41,068)
Depreciation and amortization	69,622	26,904
Stock-based compensation	3,457	3,459
Adjusted EBITDA	$121,705	$85,976

Adjusted EBITDA as a % of net sales	7.1%	7.7%

 ____________________________________________

[1]	Represents non-recurring acquisition costs (excluding the impact of tax) that are included in operating expense and not embedded in other balances of the table.

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

Certain Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for the first quarter of 2019 and fiscal year 2018, which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends (in thousands, except per share amounts):

	2019	2018
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1[1]
Net sales	$1,721,676	$1,935,756	$1,934,951	$1,425,625	$1,121,979
% of fiscal year’s net sales	100.0%	30.2%	30.1%	22.2%	17.5%

Gross profit	435,569	491,297	493,894	338,377	269,753
% of fiscal year’s gross profit	100.0%	30.8%	31.0%	21.2%	16.9%

Income (loss) from operations	38,254	108,115	104,813	(57,398)	49,096
% of fiscal year’s income (loss) from operations	100.0%	52.8%	51.2%	(28.1%)	24.0%

Net income (loss)	$(893)	$48,310	$49,375	$(66,655)	$67,596
Dividends on preferred shares	6,000	6,000	6,000	6,000	-
Net income (loss) attributable to common shareholders	$(6,893)	$42,310	$43,375	$(72,655)	$67,596

Net income (loss) per share - basic	$(0.10)	$0.54	$0.56	$(1.07)	$1.00
Net income (loss) per share - diluted	$(0.10)	$0.54	$0.55	$(1.07)	$0.98

 _____________________________________________________________________

[1]	Results from the first quarter of fiscal year 2018 do not include the impact of the Allied Acquisition (see Note 3 in the Notes to Condensed Consolidated Financial Statements for further discussion).

Liquidity

Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration available borrowings and the seasonal nature of our business.

Our principal sources of liquidity as of December 31, 2018 were our cash and cash equivalents of $18.4 million and our available borrowings of $680.0 million under our asset-based lending revolving credit facility.

Significant factors which could affect future liquidity include the following:

•	the adequacy of available bank lines of credit;
•	the ability to attract long-term capital with satisfactory terms;
•	cash flows generated from operating activities;
•	acquisitions; and
•	capital expenditures.

Our primary capital needs are for working capital obligations and other general corporate purposes, including acquisitions and capital expenditures. Our primary sources of working capital are cash from operations and bank borrowings. We have financed large acquisitions through increased bank borrowings and the issuance of long-term debt and common or preferred stock. We then repay any such borrowings with cash flows from operations. We have funded most of our capital expenditures with cash on hand, increased bank borrowings, or equipment financing, and then reduced those obligations with cash flows from operations.

We believe we currently have adequate liquidity and availability of capital to fund our present operations, meet our commitments on our existing debt and fund anticipated growth, including expansion in existing and targeted market areas. We seek potential acquisitions from time to time and hold discussions with certain acquisition candidates. If suitable acquisition opportunities or working capital needs arise that require additional financing, we believe that our financial position and earnings history provide a sufficient base for obtaining additional financing resources at reasonable rates and terms. We may also choose to issue additional shares of common stock or preferred stock in order to raise funds.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended December 31,
	2018	2017
Net cash provided by (used in) operating activities	$(336,883)	$(40,456)
Net cash provided by (used in) investing activities	(175,260)	(7,003)
Net cash provided by (used in) financing activities	400,181	1,272,396
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	458	640
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(111,504)	$1,225,577

Operating Activities

Net cash used in operating activities was $336.9 million in 2019, compared to $40.5 million in 2018. Cash from operations decreased $296.4 million due to an incremental cash outflow of $321.7 million stemming from changes to our net working capital, mainly driven by decreases in accounts payable and accrued expenses. This decrease was partially offset by an increase in net income after adjustments for non-cash items of $25.3 million.

Investing Activities

Net cash used in investing activities was $175.3 million in 2019, compared to $7.0 million in 2018. The $168.3 million of additional investing cash spend was primarily due to the $164.0 million payment resulting from the 338(h)(10) election made in October 2018 (see Note 3 in the Notes to Condensed Consolidated Financial Statements).

Financing Activities

Net cash provided by financing activities was $400.2 million in 2019, compared to $1.27 billion in 2018. The financing cash flow decrease of $872.2 million was primarily due to the $1.30 billion impact of the 2025 Senior Notes that we entered into in 2018 in connection with the Allied Acquisition (see Note 8 in the Notes to Condensed Consolidated Financial Statements for further discussion), partially offset by a $413.6 million net increase in borrowings from our revolving lines of credit in 2019.

Capital Resources

As of December 31, 2018, we had access to the following financing arrangements:

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

The proceeds from these financing arrangements were used to finance the Allied Acquisition, to refinance or otherwise extinguish all third-party indebtedness, to pay fees and expenses associated with the acquisition, and to provide working capital and funds for other general corporate purposes. We capitalized new debt issuance costs totaling approximately $65.3 million related to the 2023 ABL, the 2025 Term Loan and the 2025 Senior Notes.

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

There is one financial covenant under the 2023 ABL, which is a Consolidated Fixed Charge Ratio. The Consolidated Fixed Charge Ratio is calculated by dividing consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) by Consolidated Fixed Charges (both as defined in the agreement). Per the covenant, our Consolidated Fixed Charge Ratio must be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis.

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

As of December 31, 2018, the total balance outstanding on the 2023 ABL, net of $10.0 million of unamortized debt issuance costs, was $503.2 million. We also have outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $13.4 million as of December 31, 2018.

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

As of December 31, 2018, the outstanding balance on the 2025 Term Loan, net of $33.0 million of unamortized debt issuance costs, was $932.1 million.

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

As of December 31, 2018, the outstanding balance on the 2025 Senior Notes, net of $19.2 million of debt issuance costs, was $1.28 billion.

Financing - RSG Acquisition

In connection with the Roofing Supply Group (“RSG”) acquisition in fiscal year 2016, we entered into various financing arrangements totaling $1.45 billion, including an asset-based revolving line of credit (“2020 ABL”) of $700.0 million ($350.0 million of which was drawn at closing) and a $450.0 million term loan (“2022 Term Loan”). We also raised an additional $300.0 million through the issuance of senior notes (the “2023 Senior Notes”).

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

2020 ABL

On October 1, 2015, we entered into a $700.0 million asset-based revolving line of credit with Wells Fargo Bank, N.A. and a syndicate of other lenders. The 2020 ABL had an original maturity date of October 1, 2020 and consisted of revolving loans in both the United States, in the amount of $670.0 million, and Canada, in the amount of $30.0 million. The 2020 ABL had various borrowing tranches with an interest rate based on a LIBOR rate (with a floor) plus a fixed spread. The full balance of the 2020 ABL was paid on January 2, 2018 in conjunction with the Allied Acquisition.

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

As of December 31, 2018, the outstanding balance on the 2023 Senior Notes, net of $6.1 million of unamortized debt issuance costs, was $293.9 million.

Equipment Financing Facilities and Other

As of December 31, 2018, we had $10.1 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 3.25% and payments due through September 2021.

As of December 31, 2018, we had $11.2 million of capital lease obligations outstanding. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

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

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2017 Annual Report on Form 10-K have not changed materially during the three-month period ended December 31, 2018.

Item 4.	Controls and Procedures

As of December 31, 2018, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)). Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

On January 2, 2018, we completed our acquisition of Allied Building Products Corp. ("Allied"). As permitted under existing SEC staff guidance, management elected to exclude Allied from our internal controls assessment for fiscal year 2018. However, for fiscal year 2019, the acquired Allied business is within the scope of management’s assessment of internal controls. Although management has not fully integrated all of the acquired Allied branches, the internal controls at the Allied branches were part of management’s assessment of internal controls for effectiveness as of December 31, 2018. The full integration of the remaining Allied branches may lead to changes in future periods, but we do not expect these changes to materially affect our internal controls over financial reporting.

Including the Allied acquisition, there has been no change to our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1+*	Description of Executive Annual Incentive Plan

10.2	Letter Agreement, dated as of November 20, 2018, by and among Beacon Roofing Supply, Inc., CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for the purposes described therein)	8-K	000-50924	10.1	November 21, 2018

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1*	Certification pursuant to 18 U.S.C. Section 1350

101*	101.INS XBRL Instance
101.SCH XBRL Taxonomy Extension Schema
101.CAL XBRL Taxonomy Extension Calculation
101.LAB XBRL Taxonomy Extension Labels
101.CAL XBRL Taxonomy Extension Calculation
101.PRE XBRL Taxonomy Extension Presentation
101.LAB XBRL Taxonomy Extension Labels
101.DEF XBRL Taxonomy Extension Definition

________________________________________________

+	Management contract or compensatory plan/arrangement
*	Filed herewith

Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Extensible Business Reporting Language (XBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q: (i) the Consolidated Balance Sheets as of December 31, 2018; September 30, 2018; and December 31, 2017, (ii) the Consolidated Statements of Operations for the three months ended December 31, 2018 and December 31, 2017, (iii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2018 and December 31, 2017, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended December 31, 2018 and December 31, 2017, (v) the Consolidated Statements of Cash Flows for the three months ended December 31, 2018 and December 31, 2017, and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: February 8, 2019	BY:	/s/ JOSEPH M. NOWICKI
Joseph M. Nowicki
Executive Vice President & Chief Financial Officer