Form 10-Q
period 2019-03-31
BEACON ROOFING SUPPLY INC
filed 2019-05-08
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common Stock, $0.01 par value	BECN	NASDAQ Global Select Market

As of April 30, 2019, 68,476,962 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Quarter Ended March 31, 2019

PART I.Financial Information (Unaudited)

Item 1.	Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(Unaudited; In thousands, except share and per share amounts)

	March 31,	September 30,	March 31,
	2019	2018	2018
Assets
Current assets:
Cash and cash equivalents	$645	$129,927	$16,000
Accounts receivable, less allowance of $23,058, $17,584 and $16,493 as of March 31, 2019, September 30, 2018 and March 31, 2018, respectively	869,760	1,090,533	832,823
Inventories, net	1,031,183	936,047	1,005,577
Prepaid expenses and other current assets	332,100	244,360	240,315
Total current assets	2,233,688	2,400,867	2,094,715
Property and equipment, net	271,022	280,407	294,222
Goodwill	2,490,326	2,491,779	2,381,620
Intangibles, net	1,229,949	1,334,366	1,410,302
Other assets, net	1,243	1,243	1,511
Total assets	$6,226,228	$6,508,662	$6,182,370

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$510,434	$880,872	$593,559
Accrued expenses	453,889	611,539	348,050
Current portions of long-term debt/obligations	19,988	19,661	19,597
Total current liabilities	984,311	1,512,072	961,206
Borrowings under revolving lines of credit, net	416,614	92,442	424,528
Long-term debt, net	2,494,673	2,494,725	2,493,889
Deferred income taxes, net	110,064	106,994	91,101
Long-term obligations under equipment financing and other, net	8,527	13,639	18,313
Other long-term liabilities	5,702	5,290	10,617
Total liabilities	4,019,891	4,225,162	3,999,654

Commitments and contingencies (Note 9)

Convertible preferred stock; $0.01 par value; aggregate liquidation preference $400,000; 400,000 shares authorized, issued and outstanding as of March 31, 2019, September 30, 2018 and March 31, 2018	399,195	399,195	399,195

Stockholders' equity:
Common stock (voting); $0.01 par value; 100,000,000 shares authorized; 68,475,871, 68,135,790 and 68,043,284 shares issued and outstanding as of March 31, 2019, September 30, 2018 and March 31, 2018, respectively	684	681	680
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	1,073,243	1,067,040	1,056,248
Retained earnings	752,855	833,834	743,127
Accumulated other comprehensive income (loss)	(19,640)	(17,250)	(16,534)
Total stockholders' equity	1,807,142	1,884,305	1,783,521
Total liabilities and stockholders' equity	$6,226,228	$6,508,662	$6,182,370

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net sales	$1,429,037	$1,425,625	$3,150,713	$2,547,604
Cost of products sold	1,094,049	1,087,248	2,380,156	1,939,474
Gross profit	334,988	338,377	770,557	608,130
Operating expense:
Selling, general and administrative	320,408	341,587	648,101	535,340
Depreciation	17,447	17,120	35,048	25,829
Amortization	51,763	37,068	103,784	55,263
Total operating expense	389,618	395,775	786,933	616,432
Income (loss) from operations	(54,630)	(57,398)	(16,376)	(8,302)
Interest expense, financing costs, and other	40,452	39,570	78,813	62,138
Income (loss) before provision for income taxes	(95,082)	(96,968)	(95,189)	(70,440)
Provision for (benefit from) income taxes[1]	(26,996)	(30,313)	(26,210)	(71,381)
Net income (loss)	$(68,086)	$(66,655)	$(68,979)	$941
Dividends on preferred shares[2]	6,000	6,000	12,000	6,000
Net income (loss) attributable to common shareholders	$(74,086)	$(72,655)	$(80,979)	$(5,059)

Weighted-average common stock outstanding:
Basic	68,451,920	68,019,300	68,348,850	67,922,276
Diluted	68,451,920	68,019,300	68,348,850	67,922,276

Net income (loss) per share[3]:
Basic	$(1.08)	$(1.07)	$(1.18)	$(0.07)
Diluted	$(1.08)	$(1.07)	$(1.18)	$(0.07)

________________________________________

[1]

Three and six months ended March 31, 2018 amounts include a non-recurring net tax benefit of $1.5 million and $48.0 million, respectively, resulting from recording the provisional impact of the enactment of the 2017 Tax Cuts and Jobs Act (“TCJA”).

[2]

Amounts for the three months ended March 31, 2019 and the three and six months ended March 31, 2018 are composed of $5.0 million in undeclared cumulative Preferred Stock dividends, as well as an additional $1.0 million of Preferred Stock dividends that had been declared and paid as of period end. Six months ended March 31, 2019 amount is composed of $5.0 million in undeclared cumulative Preferred Stock dividends, as well as an additional $7.0 million of Preferred Stock dividends that had been declared and paid as of period end. See Note 3 for further discussion.

[3]	See Note 5 for detailed calculations and further discussion.

See accompanying Notes to Condensed Consolidated Financial Statements

 6.0

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income (loss)	$(68,086)	$(66,655)	$(68,979)	$941
Other comprehensive income (loss):
Foreign currency translation adjustment	1,520	(2,028)	(2,390)	(1,971)
Total other comprehensive income (loss)	1,520	(2,028)	(2,390)	(1,971)
Comprehensive income (loss)	$(66,566)	$(68,683)	$(71,369)	$(1,030)

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited; In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Three Months Ended March 31, 2018
Balance as of December 31, 2017	67,972,383	$679	$1,050,389	$815,782	$(14,506)	$1,852,344
Issuance of common stock, net of shares withheld for taxes	70,901	1	1,528	-	-	1,529
Issuance costs related to secondary offering of common stock	-	-	(45)	-	-	(45)
Stock-based compensation	-	-	4,376	-	-	4,376
Other comprehensive income (loss)	-	-	-	-	(2,028)	(2,028)
Net income (loss)	-	-	-	(66,655)	-	(66,655)
Dividends on preferred shares[1]	-	-	-	(6,000)	-	(6,000)
Balance as of March 31, 2018	68,043,284	$680	$1,056,248	$743,127	$(16,534)	$1,783,521

Three Months Ended March 31, 2019
Balance as of December 31, 2018	68,432,707	$684	$1,067,711	$826,941	$(21,160)	$1,874,176
Issuance of common stock, net of shares withheld for taxes	43,164	-	725	-	-	725
Stock-based compensation	-	-	4,807	-	-	4,807
Other comprehensive income (loss)	-	-	-	-	1,520	1,520
Net income (loss)	-	-	-	(68,086)	-	(68,086)
Dividends on preferred shares[1]	-	-	-	(6,000)	-	(6,000)
Balance as of March 31, 2019	68,475,871	$684	$1,073,243	$752,855	$(19,640)	$1,807,142

Six Months Ended March 31, 2018
Balance as of September 30, 2017	67,700,858	$677	$1,047,506	$748,186	$(14,563)	$1,781,806
Issuance of common stock, net of shares withheld for taxes	342,426	3	1,381	-	-	1,384
Issuance costs related to secondary offering of common stock	-	-	(474)	-	-	(474)
Stock-based compensation	-	-	7,835	-	-	7,835
Other comprehensive income (loss)	-	-	-	-	(1,971)	(1,971)
Net income (loss)	-	-	-	941	-	941
Dividends on preferred shares[1]	-	-	-	(6,000)	-	(6,000)
Balance as of March 31, 2018	68,043,284	$680	$1,056,248	$743,127	$(16,534)	$1,783,521

Six Months Ended March 31, 2019
Balance as of September 30, 2018	68,135,790	$681	$1,067,040	$833,834	$(17,250)	$1,884,305
Issuance of common stock, net of shares withheld for taxes	340,081	3	(2,061)	-	-	(2,058)
Stock-based compensation	-	-	8,264	-	-	8,264
Other comprehensive income (loss)	-	-	-	-	(2,390)	(2,390)
Net income (loss)	-	-	-	(68,979)	-	(68,979)
Dividends on preferred shares[1]	-	-	-	(12,000)	-	(12,000)
Balance as of March 31, 2019	68,475,871	$684	$1,073,243	$752,855	$(19,640)	$1,807,142

1 Amount represents dividends that have been declared and paid during the respective periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(Unaudited; In thousands)

	Six Months Ended March 31,
	2019	2018
Operating Activities
Net income (loss)	$(68,979)	$941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,832	81,092
Stock-based compensation	8,264	7,835
Certain interest expense and other financing costs	6,051	3,987
Beneficial lease amortization	1,145	-
Loss on debt extinguishment	-	1,725
Gain on sale of fixed assets	(1,172)	(319)
Deferred income taxes	3,086	(47,260)
Changes in operating assets and liabilities, net of the effects of businesses acquired in the period:
Accounts receivable	219,740	186,170
Inventories	(96,052)	(131,789)
Prepaid expenses and other assets	(85,320)	67,425
Accounts payable and accrued expenses	(368,154)	(130,695)
Other liabilities	415	854
Net cash provided by (used in) operating activities	(242,144)	39,966

Investing Activities
Purchases of property and equipment	(26,320)	(24,833)
Acquisition of businesses, net	(163,973)	(2,726,561)
Proceeds from the sale of assets	1,428	413
Net cash provided by (used in) investing activities	(188,865)	(2,750,981)

Financing Activities
Borrowings under revolving lines of credit	1,880,684	1,530,667
Repayments under revolving lines of credit	(1,557,615)	(1,097,463)
Borrowings under term loan	-	970,000
Repayments under term loan	(4,850)	(441,000)
Borrowings under senior notes	-	1,300,000
Payment of debt issuance costs	-	(67,723)
Repayments under equipment financing facilities and other	(2,642)	(5,643)
Proceeds from issuance of convertible preferred stock	-	400,000
Payment of stock issuance costs	-	(1,279)
Payment of dividends on preferred stock	(12,000)	(978)
Proceeds from issuance of common stock related to equity awards	1,559	5,317
Taxes paid related to net share settlement of equity awards	(3,617)	(3,933)
Net cash provided by (used in) financing activities	301,519	2,587,965

Effect of exchange rate changes on cash and cash equivalents	208	800

Net increase (decrease) in cash and cash equivalents	(129,282)	(122,250)
Cash and cash equivalents, beginning of period	129,927	138,250
Cash and cash equivalents, end of period	$645	$16,000

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$77,336	$28,659
Income taxes paid (received), net of refunds	(11,073)	33,037

Supplemental Disclosure of Non-cash Financing Activity
Preferred stock dividends, accrued and unpaid	$-	$5,022

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

The Company operates its business under regional and local trade names and, as of March 31, 2019, the Company serviced customers in all 50 states within the United States and 6 provinces in Canada. The Company’s material subsidiaries are Beacon Sales Acquisition, Inc. and Beacon Roofing Supply Canada Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. Certain prior period amounts have been reclassified to conform to current period presentation. The balance sheet as of March 31, 2018 has been presented for a better understanding of the impact of seasonal fluctuations on the Company’s financial condition.

In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and six months ended March 31, 2019 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2019 (“fiscal year 2019” or “2019”).

The three-month periods ended March 31, 2019 and 2018 had 63 and 64 business days, respectively, and the six-month periods ended March 31, 2019 and 2018 each had 125 business days.

These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the Company’s fiscal year 2018 (“2018”) Annual Report on Form 10-K for the year ended September 30, 2018.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Significant items subject to such estimates include accounts receivable, inventories, purchase price allocations, goodwill and intangibles, and income taxes. Actual amounts could differ from those estimates.

Recent Accounting Pronouncements—Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and replaces most previously issued revenue recognition guidance. The new standard is effective for public business entities for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2017. The standard permits the use of either the full retrospective or modified retrospective adoption methods. The Company elected the modified retrospective method and adopted the standard as of October 1, 2018 utilizing the portfolio practical expedient. The adoption of this guidance did not impact the Company’s retained earnings and did not have a material impact on the Company’s net sales recognition practices, income from operations, or net income per share amounts. The adoption of this guidance did result in certain balance sheet reclassifications to record estimated customer returns, specifically the recognition of a current liability for the gross amount of estimated returns and a current asset for the value of the related products. These reclassifications did not have a material impact on the Company’s consolidated balance sheet as of March 31, 2019. In addition, the adoption of this guidance resulted in additional quantitative disclosures to disaggregate net sales balances by product line and geography. See Note 4 to the Consolidated Financial Statements for further discussion.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business.” This guidance is intended to assist entities when evaluating when a set of transferred assets and activities constitutes a business. This new standard is effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2017. The Company adopted the standard as of October 1, 2018 and the standard did not have a material impact on the Company’s financial statement and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting.” This guidance is intended to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. This new standard is effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2017. The Company adopted the standard as of October 1, 2018 and the standard did not have a material impact on the Company’s financial statement and related disclosures.

Recent Accounting Pronouncements—Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases.” This guidance will replace most existing accounting for lease guidance when it becomes effective. This new standard is effective using the modified retrospective approach for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2018, and early adoption is permitted. In July 2018, the FASB amended the new lease standard which, among other changes, allows a company to elect to adopt ASU 2016-02 using a transition option whereby a cumulative effect adjustment is recorded to the opening balance of its retained earnings on the adoption date. The guidance will require the Company to record a right of use asset and a lease liability for most of the Company’s leases, including those currently treated as operating leases. The Company will adopt the standard as of October 1, 2019 and will use the practical expedients outlined in the transition guidance. The scope of the overall impact on the Company’s financial statements and related disclosures is still being quantified.

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

3. Acquisitions

Allied Building Products Corp.

On January 2, 2018 (the “Closing Date”), the Company completed its acquisition of all the outstanding capital stock of Allied (the “Allied Acquisition”), pursuant to a certain stock purchase agreement dated August 24, 2017 (the “Stock Purchase Agreement”), among the Company, Oldcastle, Inc., as parent, and Oldcastle Distribution, Inc., as seller, for approximately $2.625 billion in cash, subject to a working capital and certain other adjustments as set forth in the Stock Purchase Agreement (the “Purchase Price”). As of March 31, 2019, the adjusted Purchase Price for Allied was $2.88 billion, including increases of (i) $164.0 million related to the impact of the Section 338(h)(10) election under the current U.S. tax code and (ii) $88.1 million from a recorded net working capital adjustment.

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

In connection with the Allied Acquisition, on the Closing Date, the Company completed the sale of 400,000 shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with an aggregate liquidation preference of $400.0 million, at a purchase price of $1,000 per share, to CD&R Boulder Holdings, L.P., pursuant to a certain investment agreement, dated as of August 24, 2017, with CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for the purpose of limited provisions therein) (the “Convertible Preferred Stock Purchase”). The $400.0 million in proceeds from the Convertible Preferred Stock Purchase were used to finance, in part, the Purchase Price. The Preferred Stock is convertible perpetual participating preferred stock of the Company, and conversion of the Preferred Stock into $0.01 par value shares of the Company’s common stock will be at a conversion price of $41.26 per share. The Preferred Stock accumulates dividends at a rate of 6.0% per annum (payable in cash or in-kind, subject to certain conditions). The Preferred Stock is not mandatorily redeemable; therefore, it is classified as mezzanine equity on the Company’s consolidated balance sheets and has a balance of $399.2 million (the $400.0 million proceeds received on the Closing Date, net of $0.8 million of unamortized issuance costs) as of March 31, 2019.

Allied’s results of operations have been included with Company’s consolidated results beginning January 2, 2018. Allied distributed products in 208 locations across 31 states as of the date of the close.

The Allied Acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805, “Business Combinations.” The acquisition price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies from the Allied assembled workforce operating the branches as part of a larger network and the value stemming from the addition of both new customers and an established new line of business (interiors). As of March 31, 2019, the Company had finalized the purchase accounting entries for the Allied Acquisition, detailed as follows (in thousands):

	January 2, 2018		January 2, 2018
	(as reported at March 31, 2018)	Adjustments	(as adjusted at March 31, 2019)
Cash	$19,322	$(19,153)	$169
Accounts receivable	315,485	22,064	337,549
Inventory	322,705	(7,920)	314,785
Prepaid and other current assets	59,279	16,161	75,440
Property, plant, and equipment	139,528	(168)	139,360
Goodwill	1,130,635	102,145	1,232,780
Intangible assets	1,037,000	-	1,037,000
Current liabilities	(271,252)	11,963	(259,289)
Non-current liabilities	(6,820)	6,097	(723)
Total purchase price	$2,745,882	$131,189	$2,877,071

The purchase accounting entries above include the impact of the Section 338(h)(10) election under the current U.S. tax code. The Company made this election on October 15, 2018 and has reflected the $164.0 million impact of this election in the purchase price and its fiscal year 2018 tax provision accordingly. The Company determined that $1.14 billion of goodwill related to the acquisition of Allied is deductible for tax purposes as of March 31, 2019.

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

The Company has recorded purchase accounting entries on a preliminary basis for these transactions that recognized the acquired assets and liabilities at their estimated fair values as of the respective acquisition dates. These transactions resulted in goodwill of $7.6 million ($7.2 million of which is deductible for tax purposes as of March 31, 2019) and $11.4 million in intangible assets.

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

The following table presents the Company’s net sales by product line and geography for the three and six months ended March 31, 2019 (in thousands):

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	U.S.	Canada	Total	U.S.	Canada	Total
Residential roofing products	$594,525	$4,392	$598,917	$1,308,021	$15,759	$1,323,780
Non-residential roofing products	296,156	17,470	313,626	682,833	47,106	729,939
Complementary building products	515,721	773	516,494	1,094,443	2,551	1,096,994
Total net sales	$1,406,402	$22,635	$1,429,037	$3,085,297	$65,416	$3,150,713

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

The following table presents the components and calculations of basic and diluted net income (loss) per share for each period presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income (loss)	$(68,086)	$(66,655)	$(68,979)	$941
Dividends on preferred shares	6,000	6,000	12,000	6,000
Net income (loss) attributable to common shareholders	$(74,086)	$(72,655)	$(80,979)	$(5,059)
Undistributed income allocated to participating securities	-	-	-	-
Net income (loss) attributable to common shareholders - basic and diluted	$(74,086)	$(72,655)	$(80,979)	$(5,059)

Weighted-average common shares outstanding - basic	68,451,920	68,019,300	68,348,850	67,922,276
Effect of common share equivalents	-	-	-	-
Weighted-average common shares outstanding - diluted	68,451,920	68,019,300	68,348,850	67,922,276

Net income (loss) per share - basic	$(1.08)	$(1.07)	$(1.18)	$(0.07)
Net income (loss) per share - diluted	$(1.08)	$(1.07)	$(1.18)	$(0.07)

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per share because the effect was either anti-dilutive or the requisite performance conditions were not met:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Stock options	1,534,920	275,209	1,544,719	281,742
Restricted stock units	75,599	90,024	196,914	45,012
Preferred Stock	9,694,619	9,586,901	9,694,619	4,740,776

6. Stock-based Compensation

On February 9, 2016, the shareholders of the Company approved the Amended and Restated Beacon Roofing Supply, Inc. 2014 Stock Plan (the “2014 Plan”). The 2014 Plan provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights for up to 5,000,000 shares of common stock to selected employees and non-employee directors. The 2014 Plan mandates that all forfeited, expired, and withheld shares, including those from the predecessor plans, be returned to the 2014 Plan and made available for issuance. As of March 31, 2019, there were 1,720,132 shares of common stock available for issuance.

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

The fair value of the stock options granted during the six months ended March 31, 2019 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	3.00%
Expected volatility	29.35%
Expected life (in years)	5.18
Dividend yield	-

The following table summarizes all stock option activity for the six months ended March 31, 2019 (in thousands, except share, per share, and time period amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of September 30, 2018	1,969,037	$33.08	5.7	$14,088
Granted	611,031	27.31
Exercised	(87,554)	17.80
Canceled/Forfeited	(40,525)	39.22
Expired	(950)	12.25
Balance as of March 31, 2019	2,451,039	$32.10	6.4	$11,615
Vested and expected to vest after March 31, 2019	2,402,609	$32.09	6.3	$11,424
Exercisable as of March 31, 2019	1,586,518	$30.88	4.9	$8,462

________________________________________________________________

[1]

Aggregate intrinsic value represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.

During the three months ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense related to stock options of $1.1 million and $0.8 million, respectively. During the six months ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense related to stock options of $2.1 million and $1.9 million, respectively. As of March 31, 2019, there was $7.2 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes additional information on stock options for the periods presented (in thousands, except per share amounts):

	Six Months Ended March 31,
	2019	2018
Weighted-average fair value of stock options granted	$8.77	$15.86
Total grant date fair value of stock options vested	3,735	3,832
Total intrinsic value of stock options exercised	1,360	7,700

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

The following table summarizes all restricted stock unit activity for the six months ended March 31, 2019:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of September 30, 2018	934,023	$47.00
Granted	669,579	27.77
Released	(371,189)	40.63
Canceled/Forfeited	(86,445)	46.88
Balance as of March 31, 2019	1,145,968	$37.83
Vested and expected to vest after March 31, 2019	1,072,948	$37.62

During the three months ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense related to restricted stock units of $3.8 million and $3.5 million, respectively. During the six months ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense related to restricted stock units of $6.2 million and $5.9 million, respectively. As of March 31, 2019, there was $24.8 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes additional information on RSUs for the periods presented (in thousands, except per share amounts):

	Six Months Ended March 31,
	2019	2018
Weighted-average fair value of RSUs granted	$27.77	$57.40
Total grant date fair value of RSUs vested	15,920	6,523
Total intrinsic value of RSUs released	11,319	10,924

7. Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill during the six months ended March 31, 2019 and 2018, respectively (in thousands):

Balance as of September 30, 2017	$1,251,986
Acquisitions	1,130,635
Translation and other adjustments	(1,001)
Balance as of March 31, 2018	$2,381,620

Balance as of September 30, 2018	$2,491,779
Acquisitions[1]	(513)
Translation and other adjustments	(940)
Balance as of March 31, 2019	$2,490,326

_____________________________

[1]	Reflects purchase accounting adjustments related to fiscal year 2018 acquisition of Atlas Supply, Inc. (see Note 3 for further discussion).

The changes in the carrying amount of goodwill for the six months ended March 31, 2019 and 2018 were driven primarily by purchase accounting and foreign currency translation adjustments.

Intangible Assets

In connection with transactions finalized during fiscal year 2018, the Company recorded intangible assets of $1.05 billion ($920.8 million of customer relationships, $120.0 million of indefinite-lived trademarks, and $7.0 million of beneficial lease arrangements).

The following table summarizes intangible assets by category (in thousands, except time period amounts):

	March 31, 2019	September 30, 2018	March 31, 2018	Weighted-Average Remaining Life[1] (Years)
Amortizable intangible assets:
Non-compete agreements	$2,824	$2,824	$2,824	2.38
Customer relationships	1,530,902	1,530,565	1,519,766	18.14
Trademarks	10,500	10,500	10,500	7.25
Beneficial lease arrangements	8,060	8,060	7,644	4.02
Total amortizable intangible assets	1,552,286	1,551,949	1,540,734
Accumulated amortization	(515,387)	(410,633)	(323,482)
Total amortizable intangible assets, net	$1,036,899	$1,141,316	$1,217,252
Indefinite lived trademarks	193,050	193,050	193,050
Total intangibles, net	$1,229,949	$1,334,366	$1,410,302

_________________________________________________________

[1]	As of March 31, 2019.

For the three months ended March 31, 2019 and 2018, the Company recorded $51.8 million and $37.1 million of amortization expense relating to the above-listed intangible assets, respectively. For the six months ended March 31, 2019 and 2018, the Company recorded $103.8 million and $55.3 million of amortization expense relating to the above-listed intangible assets, respectively. The intangible asset lives range from 5 to 20 years and have a weighted-average remaining life of 18.0 years as of March 31, 2019.

The following table summarizes the estimated future amortization expense for intangible assets (in thousands):

Year Ending September 30,
2019 (Apr - Sept)	$104,780
2020	179,549
2021	149,980
2022	121,431
2023	97,522
Thereafter	383,637
Total future amortization expense	$1,036,899

8. Financing Arrangements

The following table summarizes all financing arrangements from the respective periods presented (in thousands):

	March 31, 2019	September 30, 2018	March 31, 2018
Revolving Lines of Credit
2023 ABL:
U.S. Revolver, expires January 2023[1]	$414,369	$89,352	$424,528
Canada Revolver, expires January 2023[2]	2,245	3,090	-
Current portion	-	-	-
Borrowings under revolving lines of credit, net	$416,614	$92,442	$424,528

Long-term Debt, net
Term Loans:
Term Loan, matures January 2025[3]	$928,631	$930,726	$931,909
Current portion	(9,700)	(9,700)	(9,700)
Long-term borrowings under term loans	918,931	921,026	922,209
Senior Notes:
Senior Notes, mature October 2023[4]	294,246	293,607	292,967
Senior Notes, mature November 2025[5]	1,281,496	1,280,092	1,278,713
Current portion	-	-	-
Long-term borrowings under senior notes	1,575,742	1,573,699	1,571,680
Long-term debt, net	$2,494,673	$2,494,725	$2,493,889

Equipment Financing Facilities and Other
Equipment financing facilities, various maturities through September 2021[6]	$9,068	$11,222	$13,347
Capital lease obligations, various maturities through November 2021[7]	9,747	12,378	14,863
Current portion	(10,288)	(9,961)	(9,897)
Long-term obligations under equipment financing and other, net	$8,527	$13,639	$18,313

____________________________________________________________

[1]	Effective rate on borrowings of 4.27%, 3.36% and 3.41% as of March 31, 2019, September 30, 2018 and March 31, 2018, respectively.
[2]	Effective rate on borrowings of 4.45% and 3.95% as of March 31, 2019 and September 30, 2018, respectively.
[3]	Interest rate of 4.75%, 4.53% and 3.94% as of March 31, 2019, September 30, 2018 and March 31, 2018, respectively.
[4]	Interest rate of 6.38% for all periods presented.
[5]	Interest rate of 4.88% for all periods presented.
[6]	Fixed interest rates ranging from 2.33% to 3.25% for all periods presented.
[7]	Fixed interest rates ranging from 2.72% to 10.39% for all periods presented.

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

There is one financial covenant under the 2023 ABL, which is a Consolidated Fixed Charge Ratio. The Consolidated Fixed Charge Ratio is calculated by dividing consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) by Consolidated Fixed Charges (both as defined in the agreement). Per the covenant, the Company’s Consolidated Fixed Charge Ratio must be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis. The Company was in compliance with this covenant as of March 31, 2019.

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

As of March 31, 2019, the total balance outstanding on the 2023 ABL, net of $9.4 million of unamortized debt issuance costs, was $416.6 million. The Company also has outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $13.4 million as of March 31, 2019.

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

As of March 31, 2019, the outstanding balance on the 2025 Term Loan, net of $31.7 million of unamortized debt issuance costs, was $928.6 million.

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

As of March 31, 2019, the outstanding balance on the 2025 Senior Notes, net of $18.5 million of unamortized debt issuance costs, was $1.28 billion.

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

As of March 31, 2019, the outstanding balance on the 2023 Senior Notes, net of $5.8 million of unamortized debt issuance costs, was $294.2 million.

Equipment Financing Facilities and Other

As of March 31, 2019, the Company had $9.1 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 3.25% and payments due through September 2021.

As of March 31, 2019, the Company had $9.7 million of capital lease obligations outstanding. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

9. Commitments and Contingencies

Operating Leases

The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis.

At March 31, 2019, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year were as follows (in thousands):

Year Ending September 30,
2019 (Apr - Sept)	$57,736
2020	110,728
2021	99,764
2022	81,465
2023	64,583
Thereafter	153,028
Total minimum lease payments	$567,304

For the three months ended March 31, 2019 and 2018, rent expense was $27.9 million and $28.5 million, respectively. For the six months ended March 31, 2019 and 2018, rent expense was $55.4 million and $43.7 million, respectively. Sublet income was immaterial for each of these periods.

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

10. Geographic Data

The following table summarizes certain geographic information for the periods presented (in thousands):

	March 31, 2019	September 30, 2018	March 31, 2018
Long-lived assets:
U.S.	$1,297,327	$1,409,742	$1,499,860
Canada	11,837	13,224	13,125
Total long-lived assets	$1,309,164	$1,422,966	$1,512,985

11. Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity. For the three and six months ended March 31, 2019, the change in accumulated other comprehensive income (loss) was $1.5 million and $(2.4) million, respectively, and composed solely of foreign currency translation effects. There were no reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended March 31, 2019.

12. Fair Value Measurement

As of March 31, 2019, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

As of March 31, 2019, based upon recent trading prices (Level 2), the fair value of the Company’s $300.0 million Senior Notes due in 2023 was $312.0 million and the fair value of the $1.30 billion Senior Notes due 2025 was $1.24 billion.

As of March 31, 2019, the fair value of the Company’s term loan and revolving asset-based line of credit approximated the amount outstanding. The Company estimates the fair value of its Senior Secured Credit Facility by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

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

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	March 31, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$312	$333	$-	$645
Accounts receivable, net	-	850,149	20,751	(1,140)	869,760
Inventories, net	-	1,001,561	29,622	-	1,031,183
Prepaid expenses and other current assets	37,086	287,869	7,145	-	332,100
Total current assets	37,086	2,139,891	57,851	(1,140)	2,233,688
Intercompany receivable, net	-	1,610,041	-	(1,610,041)	-
Investments in consolidated subsidiaries	6,240,394	-	-	(6,240,394)	-
Deferred income taxes, net	21,170	-	-	(21,170)	-
Property and equipment, net	20,210	240,948	9,864	-	271,022
Goodwill	-	2,461,212	29,114	-	2,490,326
Intangibles, net	-	$1,227,975	1,974	-	1,229,949
Other assets, net	1,243	-	-	-	1,243
Total assets	$6,320,103	$7,680,067	$98,803	$(7,872,745)	$6,226,228

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,758	$494,376	$9,440	$(1,140)	$510,434
Accrued expenses	28,685	418,963	6,241	-	453,889
Current portions of long-term debt/obligations	9,700	10,288	-	-	19,988
Total current liabilities	46,143	923,627	15,681	(1,140)	984,311
Intercompany payable, net	1,572,950	-	37,091	(1,610,041)	-
Borrowings under revolving lines of credit, net	-	414,369	2,245	-	416,614
Long-term debt, net	2,494,673	-	-	-	2,494,673
Deferred income taxes, net	-	130,932	302	(21,170)	110,064
Long-term obligations under equipment financing and other, net	-	8,527	-	-	8,527
Other long-term liabilities	-	5,621	81	-	5,702
Total liabilities	4,113,766	1,483,076	55,400	(1,632,351)	4,019,891

Convertible preferred stock	399,195	-	-	-	399,195

Total stockholders' equity	1,807,142	6,196,991	43,403	(6,240,394)	1,807,142
Total liabilities and stockholders' equity	$6,320,103	$7,680,067	$98,803	$(7,872,745)	$6,226,228

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

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	March 31, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$18,746	$8,196	$(10,942)	$16,000
Accounts receivable, net	-	816,058	17,905	(1,140)	832,823
Inventories, net	-	978,852	26,725	-	1,005,577
Prepaid expenses and other current assets	35,646	199,947	4,722	-	240,315
Total current assets	35,646	2,013,603	57,548	(12,082)	2,094,715
Intercompany receivable, net	-	1,284,455	-	(1,284,455)	-
Investments in consolidated subsidiaries	5,949,437	-	-	(5,949,437)	-
Deferred income taxes, net	19,902	-	-	(19,902)	-
Property and equipment, net	10,761	272,866	10,595	-	294,222
Goodwill	-	2,351,447	30,173	-	2,381,620
Intangibles, net	-	1,407,772	2,530	-	1,410,302
Other assets, net	1,243	268	-	-	1,511
Total assets	$6,016,989	$7,330,411	$100,846	$(7,265,876)	$6,182,370

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,042	$572,222	$12,377	$(12,082)	$593,559
Accrued expenses	61,788	281,265	4,997	-	348,050
Current portions of long-term debt/obligations	9,700	9,897	-	-	19,597
Total current liabilities	92,530	863,384	17,374	(12,082)	961,206
Intercompany payable, net	1,247,040	-	37,415	(1,284,455)	-
Borrowings under revolving lines of credit	-	424,528	-	-	424,528
Long-term debt, net	2,493,889	-	-	-	2,493,889
Deferred income taxes, net	-	110,614	389	(19,902)	91,101
Long-term obligations under equipment financing and other, net	-	18,313	-	-	18,313
Other long-term liabilities	814	9,729	74	-	10,617
Total liabilities	3,834,273	1,426,568	55,252	(1,316,439)	3,999,654

Convertible preferred stock	399,195	-	-	-	399,195

Total stockholders' equity	1,783,521	5,903,843	45,594	(5,949,437)	1,783,521
Total liabilities and stockholders' equity	$6,016,989	$7,330,411	$100,846	$(7,265,876)	$6,182,370

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands)

	Three Months Ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$-	$1,406,402	$22,635	$-	$1,429,037
Cost of products sold	-	1,075,918	18,131	-	1,094,049
Gross profit	-	330,484	4,504	-	334,988
Operating expense:
Selling, general and administrative	4,420	308,830	7,158	-	320,408
Depreciation	736	16,242	469	-	17,447
Amortization	-	51,653	110	-	51,763
Total operating expense	5,156	376,725	7,737	-	389,618
Intercompany charges (income)	(6,857)	6,857	-	-	-
Income (loss) from operations	1,701	(53,098)	(3,233)	-	(54,630)
Interest expense, financing costs, and other	27,929	12,475	48	-	40,452
Intercompany interest expense (income)	(1,209)	827	382	-	-
Income (loss) before provision for income taxes	(25,019)	(66,400)	(3,663)	-	(95,082)
Provision for (benefit from) income taxes	(7,685)	(18,276)	(1,035)	-	(26,996)
Income (loss) before equity in net income of subsidiaries	(17,334)	(48,124)	(2,628)	-	(68,086)
Equity in net income of subsidiaries	(50,752)	-	-	50,752	-
Net income (loss)	$(68,086)	$(48,124)	$(2,628)	$50,752	$(68,086)

	Three Months Ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$-	$1,404,617	$21,008	$-	$1,425,625
Cost of products sold	-	1,070,605	16,643	-	1,087,248
Gross profit	-	334,012	4,365	-	338,377
Operating expense:
Selling, general and administrative	2,672	331,072	7,843	-	341,587
Depreciation	443	16,238	439	-	17,120
Amortization	-	36,935	133	-	37,068
Total operating expense	3,115	384,245	8,415	-	395,775
Intercompany charges (income)	(1,477)	1,477	-	-	-
Income (loss) from operations	(1,638)	(51,710)	(4,050)	-	(57,398)
Interest expense, financing costs, and other	47,220	3,807	(11,457)	-	39,570
Intercompany interest expense (income)	(5,181)	4,804	377	-	-
Income (loss) before provision for income taxes	(43,677)	(60,321)	7,030	-	(96,968)
Provision for (benefit from) income taxes	(10,469)	(18,575)	(1,269)	-	(30,313)
Income (loss) before equity in net income of subsidiaries	(33,208)	(41,746)	8,299	-	(66,655)
Equity in net income of subsidiaries	(33,447)	-	-	33,447	-
Net income (loss)	$(66,655)	$(41,746)	$8,299	$33,447	$(66,655)

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands)

	Six Months Ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$-	$3,085,297	$65,416	$-	$3,150,713
Cost of products sold	-	2,328,213	51,943	-	2,380,156
Gross profit	-	757,084	13,473	-	770,557
Operating expense:
Selling, general and administrative	14,195	618,378	15,528	-	648,101
Depreciation	1,500	32,614	934	-	35,048
Amortization	-	103,564	220	-	103,784
Total operating expense	15,695	754,556	16,682	-	786,933
Intercompany charges (income)	(13,544)	13,544	-	-	-
Income (loss) from operations	(2,151)	(11,016)	(3,209)	-	(16,376)
Interest expense, financing costs, and other	62,242	15,960	611	-	78,813
Intercompany interest expense (income)	(10,889)	10,125	764	-	-
Income (loss) before provision for income taxes	(53,504)	(37,101)	(4,584)	-	(95,189)
Provision for (benefit from) income taxes	(15,039)	(9,876)	(1,295)	-	(26,210)
Income (loss) before equity in net income of subsidiaries	(38,465)	(27,225)	(3,289)	-	(68,979)
Equity in net income of subsidiaries	(30,514)	-	-	30,514	-
Net income (loss)	$(68,979)	$(27,225)	$(3,289)	$30,514	$(68,979)

	Six Months Ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$-	$2,480,879	$66,725	$-	$2,547,604
Cost of products sold	-	1,887,041	52,433	-	1,939,474
Gross profit	-	593,838	14,292	-	608,130
Operating expense:
Selling, general and administrative	2,539	515,953	16,848	-	535,340
Depreciation	899	24,048	882	-	25,829
Amortization	-	54,999	264	-	55,263
Total operating expense	3,438	595,000	17,994	-	616,432
Intercompany charges (income)	(584)	584	-	-	-
Income (loss) from operations	(2,854)	(1,746)	(3,702)	-	(8,302)
Interest expense, financing costs, and other	57,296	4,632	210	-	62,138
Intercompany interest expense (income)	(10,889)	10,125	764	-	-
Income (loss) before provision for income taxes	(49,261)	(16,503)	(4,676)	-	(70,440)
Provision for (benefit from) income taxes	(4,948)	(65,247)	(1,186)	-	(71,381)
Income (loss) before equity in net income of subsidiaries	(44,313)	48,744	(3,490)	-	941
Equity in net income of subsidiaries	45,254	-	-	(45,254)	-
Net income (loss)	$941	$48,744	$(3,490)	$(45,254)	$941

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(68,086)	$(48,124)	$(2,628)	$50,752	$(68,086)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,520	-	1,520	(1,520)	1,520
Total other comprehensive income (loss)	1,520	-	1,520	(1,520)	1,520
Comprehensive income (loss)	$(66,566)	$(48,124)	$(1,108)	$49,232	$(66,566)

	Three Months Ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(66,655)	$(41,746)	$8,299	$33,447	$(66,655)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,028)	-	(2,028)	2,028	(2,028)
Total other comprehensive income (loss)	(2,028)	-	(2,028)	2,028	(2,028)
Comprehensive income (loss)	$(68,683)	$(41,746)	$6,271	$35,475	$(68,683)

	Six Months Ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(68,979)	$(27,225)	$(3,289)	$30,514	$(68,979)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,390)	-	(2,390)	2,390	(2,390)
Total other comprehensive income (loss)	(2,390)	-	(2,390)	2,390	(2,390)
Comprehensive income (loss)	$(71,369)	$(27,225)	$(5,679)	$32,904	$(71,369)

	Six Months Ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$941	$48,744	$(3,490)	$(45,254)	$941
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,971)	-	(1,971)	1,971	(1,971)
Total other comprehensive income (loss)	(1,971)	-	(1,971)	1,971	(1,971)
Comprehensive income (loss)	$(1,030)	$48,744	$(5,461)	$(43,283)	$(1,030)

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Six Months Ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(62,741)	$(186,932)	$1,389	$6,140	$(242,144)

Investing Activities
Purchases of property and equipment	(2,781)	(23,370)	(169)	-	(26,320)
Acquisition of businesses, net	-	(163,973)	-	-	(163,973)
Proceeds from the sale of assets	-	1,418	10	-	1,428
Intercompany activity	84,430	-	-	(84,430)	-
Net cash provided by (used in) investing activities	81,649	(185,925)	(159)	(84,430)	(188,865)

Financing Activities
Borrowings under revolving lines of credit	-	1,867,135	13,549	-	1,880,684
Repayments under revolving lines of credit	-	(1,543,371)	(14,244)	-	(1,557,615)
Repayments under term loan	(4,850)	-	-	-	(4,850)
Repayments under equipment financing facilities and other	-	(2,642)	-	-	(2,642)
Payment of dividends on preferred stock	(12,000)	-	-	-	(12,000)
Proceeds from issuance of common stock related to equity awards	1,559	-	-	-	1,559
Taxes paid related to net share settlement of equity awards	(3,617)	-	-	-	(3,617)
Intercompany activity	-	(84,452)	(2,323)	86,775	-
Net cash provided by (used in) financing activities	(18,908)	236,670	(3,018)	86,775	301,519

Effect of exchange rate changes on cash and cash equivalents	-	-	162	46	208

Net increase (decrease) in cash and cash equivalents	-	(136,187)	(1,626)	8,531	(129,282)
Cash and cash equivalents, beginning of period	-	136,499	1,959	(8,531)	129,927
Cash and cash equivalents, end of period	$-	$312	$333	$-	$645

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Six Months Ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(47,488)	$77,948	$9,289	$217	$39,966

Investing Activities
Purchases of property and equipment	(5,050)	(18,524)	(1,259)	-	(24,833)
Acquisition of businesses, net	(2,726,561)	-	-	-	(2,726,561)
Proceeds from the sale of assets	-	398	15	-	413
Intercompany activity	606,865	-	-	(606,865)	-
Net cash provided by (used in) investing activities	(2,124,746)	(18,126)	(1,244)	(606,865)	(2,750,981)

Financing Activities
Borrowings under revolving lines of credit	-	1,514,102	16,565	-	1,530,667
Repayments under revolving lines of credit	-	(1,077,744)	(19,719)	-	(1,097,463)
Borrowings under term loan	970,000	-	-	-	970,000
Repayments under term loan	(441,000)	-	-	-	(441,000)
Borrowings under senior notes	1,300,000	-	-	-	1,300,000
Payment of debt issuance costs	(55,893)	(11,830)	-	-	(67,723)
Repayments under equipment financing facilities and other	-	(5,643)	-	-	(5,643)
Proceeds from issuance of convertible preferred stock	400,000	-	-	-	400,000
Payment of stock issuance costs	(1,279)	-	-	-	(1,279)
Payment of dividends on preferred stock	(978)	-	-	-	(978)
Proceeds from issuance of common stock related to equity awards	5,317	-	-	-	5,317
Taxes paid related to net share settlement of equity awards	(3,933)	-	-	-	(3,933)
Intercompany activity	-	(609,760)	923	608,837	-
Net cash provided by (used in) financing activities	2,172,234	(190,875)	(2,231)	608,837	2,587,965

Effect of exchange rate changes on cash and cash equivalents	-	-	800	-	800

Net increase (decrease) in cash and cash equivalents	-	(131,053)	6,614	2,189	(122,250)
Cash and cash equivalents, beginning of period	-	149,799	1,582	(13,131)	138,250
Cash and cash equivalents, end of period	$-	$18,746	$8,196	$(10,942)	$16,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis included in our 2018 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2019” refer to the three and six months ended March 31, 2019 being discussed and references to “2018” refer to the three and six months ended March 31, 2018 being discussed. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

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

As of March 31, 2019, we operated 539 branches in 50 states throughout the United States and 6 provinces in Canada. We stock one of the most extensive assortments of high-quality branded products in the industry with approximately 90,000 SKUs available across our branch network, enabling us to deliver products to serve over 100,000 customers on a timely basis.

On January 2, 2018, we completed the acquisition of all the outstanding capital stock of Allied Building Products Corp. (“Allied”), a New Jersey Corporation (the “Allied Acquisition”), for approximately $2.625 billion, subject to working capital and other adjustments (the “Purchase Price”). As of March 31, 2019, the adjusted Purchase Price for Allied was $2.88 billion and purchase accounting entries were finalized. Headquartered in East Rutherford, New Jersey, Allied was one of the country’s largest exterior and interior building products distributors, distributing products across 208 locations in 31 states in the U.S. with a strong presence in New York, New Jersey, Florida, California, Hawaii and the upper Midwest at the time of the acquisition. We believe the acquisition of Allied was a strategically and financially compelling transaction that expanded our geographic footprint, enhanced our scale and market presence, diversified our product offerings, and positioned us to provide new growth opportunities that will increase our long-term profitability.

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

In addition, we have opened five new branches in fiscal year 2019, including locations in Plano, Texas; Panama City, Florida; Odessa, Florida; Fresno, California; and Reno, Nevada. New branch locations allow us to penetrate deeper into our existing markets and establish a greater presence.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Net sales	$1,429,037	$1,425,625
Cost of products sold	1,094,049	1,087,248
Gross profit	334,988	338,377
Operating expense:
Selling, general and administrative	320,408	341,587
Depreciation	17,447	17,120
Amortization	51,763	37,068
Total operating expense	389,618	395,775
Income (loss) from operations	(54,630)	(57,398)
Interest expense, financing costs, and other	40,452	39,570
Income (loss) before provision for income taxes	(95,082)	(96,968)
Provision for (benefit from) income taxes	(26,996)	(30,313)
Net income (loss)	$(68,086)	$(66,655)
Dividends on preferred shares	6,000	6,000
Net income (loss) attributable to common shareholders	$(74,086)	$(72,655)

	Three Months Ended March 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of products sold	76.6%	76.3%
Gross profit	23.4%	23.7%
Operating expense:
Selling, general and administrative	22.4%	24.0%
Depreciation	1.2%	1.2%
Amortization	3.6%	2.6%
Total operating expense	27.2%	27.8%
Income (loss) from operations	(3.8%)	(4.1%)
Interest expense, financing costs, and other	2.8%	2.8%
Income (loss) before provision for income taxes	(6.6%)	(6.9%)
Provision for (benefit from) income taxes	(1.8%)	(2.2%)
Net income (loss)	(4.8%)	(4.7%)
Dividends on preferred shares	0.4%	0.4%
Net income (loss) attributable to common shareholders	(5.2%)	(5.1%)

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

As of March 31, 2019, we had a total of 539 branches in operation. Our existing market calculations include the operating results of the 532 branches that meet our definition (7 branches were excluded because they were acquired after the start of the second quarter of fiscal year 2018).

The following table summarizes our results of operations by market type (existing and acquired) for the periods presented (in thousands):

	Existing Markets		Acquired Markets		Consolidated
	Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018
Net sales	$1,418,988	$1,425,107	$10,049	$518	$1,429,037	$1,425,625

Gross profit	$332,187	$338,226	$2,801	$151	$334,988	$338,377
Gross margin	23.4%	23.7%	27.9%	29.2%	23.4%	23.7%

Operating expense:
Selling, general, and administrative	$317,698	$341,349	$2,710	$238	$320,408	$341,587
Depreciation	17,368	17,073	79	47	17,447	17,120
Amortization	51,210	37,056	553	12	51,763	37,068
Operating expense[1]	$386,276	$395,478	$3,342	$297	$389,618	$395,775
Operating expense as a % of net sales	27.2%	27.8%	33.3%	57.3%	27.3%	27.8%

Operating income (loss)	$(54,089)	$(57,252)	$(541)	$(146)	$(54,630)	$(57,398)
Operating margin	(3.8%)	(4.0%)	(5.4%)	(28.2%)	(3.8%)	(4.0%)

___________________________________________

[1]

Existing market operating expense for 2019 and 2018 includes $6.7 million ($4.7 million, net of taxes) and $28.3 million ($20.0 million, net of taxes), respectively, of non-recurring acquisition costs.

Net Sales

Consolidated net sales increased 0.2% to $1.43 billion in 2019, a level similar to 2018. Existing market net sales decreased 0.4% to $1.42 billion in 2019, from $1.43 billion in 2018. The year-over-year decrease in existing market net sales was mainly influenced by the following factors:

•	the impact of harsh winter weather in 2019 on the Midwest and West markets;

partially offset by:

•	higher pricing across all major product lines; and
•	stronger demand in the Mid-Atlantic market due to the impact of Hurricane Florence.

Existing market net sales by geographical region increased (decreased) from 2018 to 2019 as follows: Northeast 13.4%; Mid-Atlantic 18.8%; Southeast (3.0%); Southwest (2.7%); Midwest (10.5%); West (10.9%); and Canada 7.7%.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below).

Product line net sales for our existing markets were as follows (in thousands):

	Three Months Ended March 31,
	2019		2018		Change
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$598,795	42.2%	$581,834	40.9%	$16,961	2.9%
Non-residential roofing products	313,591	22.1%	332,651	23.3%	(19,060)	(5.7%)
Complementary building products	506,602	35.7%	510,622	35.8%	(4,020)	(0.8%)
Total existing market sales	$1,418,988	100.0%	$1,425,107	100.0%	$(6,119)	(0.4%)

Acquired market net sales were $10.0 million in 2019. We recognized acquired market product line net sales of $0.1 million in residential roofing products, $9.9 million in complementary building products and immaterial sales in non-residential roofing products.

Gross Profit

Gross profit and gross margin for our consolidated and existing markets were as follows (in thousands):

	Three Months Ended March 31,		Change[1]
	2019	2018	$	%
Gross profit - consolidated	$334,988	$338,377	$(3,389)	(1.0%)
Gross profit - existing markets	332,187	338,226	(6,039)	(1.8%)
Gross margin - consolidated	23.4%	23.7%	N/A	(0.3%)
Gross margin - existing markets	23.4%	23.7%	N/A	(0.3%)

___________________________________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Consolidated gross profit decreased 1.0% to $335.0 million in 2019, from $338.4 million in 2018. Existing market gross profit decreased 1.8% to $332.2 million in 2019, from $338.2 million in 2018.

Consolidated gross margin was 23.4% in 2019, down 0.3% from 23.7% in 2018. Existing market gross margin was 23.4% in 2019, down 0.3% from 23.7% in 2018. The year-over-year decrease in existing market gross margin was mainly influenced by a product cost increase of approximately 5-6% and an unfavorable mix shift, partially offset by a price increase of approximately 5-6% across all products.

Consolidated gross margin and existing market gross margin were the same due to most branches being classified as existing market branches for the period. Consolidated direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expense) compared to our warehouse sales, represented 14.3% and 13.9% of our net sales in 2019 and 2018, respectively.

Operating Expense

Operating expense for consolidated and existing markets was as follows (in thousands):

	Three Months Ended March 31,		Change[1]
	2019	2018	$	%
Operating expense - consolidated	$389,618	$395,775	$(6,157)	(1.6%)
Operating expense - existing markets	386,276	395,478	(9,202)	(2.3%)
% of net sales - consolidated	27.3%	27.8%	N/A	(0.5%)
% of net sales - existing markets	27.2%	27.8%	N/A	(0.6%)

 _________________________________________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Consolidated operating expense decreased 1.6% to $389.6 million in 2019, from $395.8 million in 2018. Existing market operating expense decreased 2.3% to $386.3 million in 2019, from $395.5 million in 2018. The year-over-year decrease in existing market operating expense was mainly influenced by the following factors:

•	a net decrease in general and administrative expense of $22.7 million, mainly due to higher incursion of one-time costs related to the Allied Acquisition in the prior period;

partially offset by:

•	an increase in amortization expense of $14.1 million, mainly due to the scheduled accelerated run-rate of intangible asset amortization related to the Allied Acquisition; and
•	an increase in selling expense of $3.5 million, mainly due to higher vehicle costs.

During 2019 and 2018, we recorded amortization expense related to the intangible assets recorded under purchase accounting within our existing markets of $51.2 million and $37.1 million, respectively. Our existing market operating expense as a percentage of the related net sales in 2019 was 27.2%, compared to 27.8% in 2018.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $40.5 million in 2019, remaining relatively flat compared to $39.6 million in 2018.

Income Taxes

There was an income tax benefit of $27.0 million in 2019, compared to $30.3 million in 2018. The decrease in income tax benefit was mainly driven by the impact of the Tax Cuts and Jobs Act of 2017. In 2018, the Company remeasured its deferred tax assets and liabilities based on the revised corporate tax rate, resulting in a $1.5 million non-recurring net tax benefit for the period. The effective tax rate, excluding any discrete items, was 27.9% in 2019, compared to 29.4% in 2018. We expect our fiscal year 2019 effective tax rate, excluding any discrete items, will range from approximately 27.0% to 28.0%.

Net Income (Loss)/Net Income (Loss) Per Share

Net income (loss) was $(68.1) million in 2019, compared to $(66.7) million in 2018. There were $6.0 million of dividends on preferred shares in 2019 and 2018, making net income (loss) attributable to common shareholders of $(74.1) million in 2019, compared to $(72.7) million in 2018. We calculate net income (loss) per share by dividing net income (loss), less dividends on preferred shares and adjustments for participating securities, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by utilizing the most dilutive result after applying and comparing the two-class method and if-converted method (see Note 5 in the Notes to Condensed Consolidated Financial Statements for further discussion).

The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(68,086)	$(66,655)
Dividends on preferred shares	6,000	6,000
Net income (loss) attributable to common shareholders	(74,086)	(72,655)
Undistributed income allocated to participating securities	-	-
Net income (loss) attributable to common shareholders - basic and diluted (if-converted method)	$(74,086)	$(72,655)
Undistributed income allocated to participating securities	-	-
Re-allocation of undistributed income to preferred shares	-	-
Net income (loss) attributable to common shareholders - diluted (two-class method)	$(74,086)	$(72,655)

Weighted-average common shares outstanding - basic	68,451,920	68,019,300
Effect of common share equivalents	-	-
Weighted-average common shares outstanding - diluted (if-converted and two-class method)	68,451,920	68,019,300

Net income (loss) per share - basic	$(1.08)	$(1.07)
Net income (loss) per share - diluted (two-class method)	(1.08)	(1.07)
Net income (loss) per share - diluted (if-converted method)	(1.08)	(1.07)

Comparison of the Six Months Ended March 31, 2019 and 2018

The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in thousands):

	Six Months Ended March 31,
	2019	2018
Net sales	$3,150,713	$2,547,604
Cost of products sold	2,380,156	1,939,474
Gross profit	770,557	608,130
Operating expense:
Selling, general and administrative	648,101	535,340
Depreciation	35,048	25,829
Amortization	103,784	55,263
Total operating expense	786,933	616,432
Income (loss) from operations	(16,376)	(8,302)
Interest expense, financing costs, and other	78,813	62,138
Income (loss) before provision for income taxes	(95,189)	(70,440)
Provision for (benefit from) income taxes	(26,210)	(71,381)
Net income (loss)	$(68,979)	$941
Dividends on preferred shares	12,000	6,000
Net income (loss) attributable to common shareholders	$(80,979)	$(5,059)

	Six Months Ended March 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of products sold	75.5%	76.1%
Gross profit	24.5%	23.9%
Operating expense:
Selling, general and administrative	20.6%	21.0%
Depreciation	1.1%	1.0%
Amortization	3.3%	2.2%
Total operating expense	25.0%	24.2%
Income (loss) from operations	(0.5%)	(0.3%)
Interest expense, financing costs, and other	2.5%	2.4%
Income (loss) before provision for income taxes	(3.0%)	(2.7%)
Provision for (benefit from) income taxes	(0.8%)	(2.7%)
Net income (loss)	(2.2%)	0.0%
Dividends on preferred shares	0.4%	0.2%
Net income (loss) attributable to common shareholders	(2.6%)	(0.2%)

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

As of March 31, 2019, we had a total of 539 branches in operation. Our existing market calculations include the operating results of the 327 branches that meet our definition (212 branches were excluded because they were acquired after the start of fiscal year 2018).

The following table summarizes our results of operations by market type (existing and acquired) for the periods presented (in thousands):

	Existing Markets		Acquired Markets		Consolidated
	Six Months Ended March 31,
	2019	2018	2019	2018	2019	2018
Net sales	$1,841,405	$1,826,412	$1,309,308	$721,192	$3,150,713	$2,547,604

Gross profit	$424,188	$427,452	$346,369	$180,678	$770,557	$608,130
Gross margin	23.0%	23.4%	26.5%	25.1%	24.5%	23.9%

Operating expense:
Selling, general, and administrative	$368,194	$375,808	$279,907	$159,532	$648,101	$535,340
Depreciation	16,556	15,520	18,492	10,309	35,048	25,829
Amortization	25,337	30,774	78,447	24,489	103,784	55,263
Operating expense[1]	$410,087	$422,102	$376,846	$194,330	$786,933	$616,432
Operating expense as a % of net sales	22.3%	23.1%	28.8%	26.9%	25.0%	24.2%

Operating income (loss)	$14,100	$5,349	$(30,476)	$(13,651)	$(16,376)	$(8,302)
Operating margin	0.8%	0.3%	(2.3%)	(1.9%)	(0.5%)	(0.3%)

___________________________________________

1  Existing market operating expense for 2019 and 2018 includes $15.6 million ($11.4 million, net of taxes) and $33.9 million ($23.9 million, net of taxes), respectively, of non-recurring acquisition costs.

Net Sales

Consolidated net sales increased 23.7% to $3.15 billion in 2019, from $2.55 billion in 2018. Existing market net sales increased 0.8% to $1.84 billion in 2019, from $1.83 billion in 2018. The year-over-year increase in existing market net sales was mainly influenced by the following factors:

•	double-digit net sales growth in the Northeast and Mid-Atlantic markets;
•	stronger demand in the Mid-Atlantic market due to the impact of Hurricane Florence; and
•	higher pricing across all major product lines;

partially offset by:

•	decreased storm activity in the Southwest, Midwest, and West markets; and
•	the impact of harsh winter weather in 2019 on the Midwest and West markets.

Existing market net sales by geographical region increased (decreased) from 2018 to 2019 as follows: Northeast 15.3%; Mid-Atlantic 22.1%; Southeast 0.6%; Southwest (8.0%); Midwest (7.3%); West (20.1%); and Canada (2.0%).

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below).

Product line net sales for our existing markets were as follows (in thousands):

	Six Months Ended March 31,
	2019		2018		Change
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$971,124	52.7%	$945,947	51.8%	$25,177	2.7%
Non-residential roofing products	524,728	28.5%	531,956	29.1%	(7,228)	(1.4%)
Complementary building products	345,553	18.8%	348,509	19.1%	(2,956)	(0.8%)
Total existing market sales	$1,841,405	100.0%	$1,826,412	100.0%	$14,993	0.8%

Acquired market net sales were $1.31 billion in 2019. We recognized acquired market product line net sales of $352.7 million in residential roofing products, $205.2 million in non-residential roofing products and $751.4 million in complementary building products.

Gross Profit

Gross profit and gross margin for our consolidated and existing markets were as follows (in thousands):

	Six Months Ended March 31,		Change[1]
	2019	2018	$	%
Gross profit - consolidated	$770,557	$608,130	$162,427	26.7%
Gross profit - existing markets	424,188	427,452	(3,264)	(0.8%)
Gross margin - consolidated	24.5%	23.9%	N/A	0.6%
Gross margin - existing markets	23.0%	23.4%	N/A	(0.4%)

 ___________________________________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Consolidated gross profit increased 26.7% to $770.6 million in 2019, from $608.1 million in 2018. Existing market gross profit decreased 0.8% to $424.2 million in 2019, from $427.5 million in 2018.

Consolidated gross margin was 24.5% in 2019, up 0.6% from 23.9% in 2018. Existing market gross margin was 23.0% in 2019, down 0.4% from 23.4% in 2018. The year-over-year decrease in existing market gross margin was mainly influenced by a product cost increase of approximately 7% across all products, partially offset by a price increase across all products of approximately 7% and an unfavorable mix shift.

Consolidated gross margin was slightly higher than existing market gross margin due to the positive impact of recent acquisitions. Consolidated direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expense) compared to our warehouse sales, represented 12.6% and 13.7% of our net sales in 2019 and 2018, respectively.

Operating Expense

Operating expense for consolidated and existing markets was as follows (in thousands):

	Six Months Ended March 31,		Change[1]
	2019	2018	$	%
Operating expense - consolidated	$786,933	$616,432	$170,501	27.7%
Operating expense - existing markets	410,087	422,102	(12,015)	(2.8%)
% of net sales - consolidated	25.0%	24.2%	N/A	0.8%
% of net sales - existing markets	22.3%	23.1%	N/A	(0.8%)

 _________________________________________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Consolidated operating expense increased 27.7% to $786.9 million in 2019, from $616.4 million in 2018. Existing market operating expense decreased 2.8% to $410.1 million in 2019, from $422.1 million in 2018. The year-over-year decrease in existing market operating expense was mainly influenced by the following factors:

•	a net decrease in general and administrative expense of $13.4 million, mainly due to higher incursion of acquisition-related costs in the prior period;

partially offset by:

•	an increase in warehouse operating expense of $2.3 million, mainly due to higher equipment costs in the current period.

During 2019 and 2018, we recorded amortization expense related to the intangible assets recorded under purchase accounting within our existing markets of $25.3 million and $30.8 million, respectively. Our existing market operating expense as a percentage of the related net sales in 2019 was 22.3%, compared to 23.1% in 2018.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $78.8 million in 2019, compared to $62.1 million in 2018. The increase was mainly driven by the additional interest costs related to a higher average outstanding debt balance over the comparative periods as a direct result of the Allied Acquisition.

Income Taxes

There was an income tax benefit of $26.2 million in 2019, compared to $71.4 million in 2018. The decrease in income tax benefit was mainly driven by the impact of the Tax Cuts and Jobs Act of 2017. In 2018, the Company remeasured its deferred tax assets and liabilities based on the revised corporate tax rate, resulting in a $48.0 million non-recurring net tax benefit for the period. The effective tax rate, excluding any discrete items, was 27.9% in 2019, compared to 29.4% in 2018. We expect our fiscal year 2019 effective tax rate, excluding any discrete items, will range from approximately 27.0% to 28.0%.

Net Income (Loss)/Net Income (Loss) Per Share

Net income (loss) was $(69.0) million in 2019, compared to $0.9 million in 2018. There were $12.0 million of dividends on preferred shares in 2019, compared to $6.0 million in 2018, making net income (loss) attributable to common shareholders of $(81.0) million in 2019, compared to $(5.1) million in 2018. We calculate net income (loss) per share by dividing net income (loss), less dividends on preferred shares and adjustments for participating securities, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by utilizing the most dilutive result after applying and comparing the two-class method and if-converted method (see Note 5 in the Notes to Condensed Consolidated Financial Statements for further discussion).

The following table presents the all the components utilized to calculate basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Six Months Ended March 31,
	2019	2018
Net income (loss)	$(68,979)	$941
Dividends on preferred shares	12,000	6,000
Net income (loss) attributable to common shareholders	(80,979)	(5,059)
Undistributed income allocated to participating securities	-	-
Net income (loss) attributable to common shareholders - basic and diluted (if-converted method)	$(80,979)	$(5,059)
Undistributed income allocated to participating securities	-	-
Re-allocation of undistributed income to preferred shares	-	-
Net income (loss) attributable to common shareholders - diluted (two-class method)	$(80,979)	$(5,059)

Weighted-average common shares outstanding, basic	68,348,850	67,922,276
Effect of common share equivalents	-	-
Weighted-average common shares outstanding - diluted (if-converted and two-class method)	68,348,850	67,922,276

Net income (loss) per share - basic	$(1.18)	$(0.07)
Net income (loss) per share - diluted (two-class method)	(1.18)	(0.07)
Net income (loss) per share - diluted (if-converted method)	(1.18)	(0.07)

Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we prepare certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), specifically:

•	Adjusted Net Income (Loss)/Adjusted EPS
•	Adjusted EBITDA

We define Adjusted Net Income (Loss) as net income that excludes non-recurring acquisition costs, the amortization of intangibles, business restructuring costs, and the non-recurring effects of tax reform. Adjusted Net Income (Loss) per share or "Adjusted EPS" is calculated by dividing the Adjusted Net Income (Loss) for the period by the weighted-average diluted shares outstanding for the period.

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

While we believe that these non-GAAP measures are useful to investors when evaluating our business, they are not prepared and presented in accordance with GAAP, and therefore should be considered supplemental in nature. You should not consider these non-GAAP measures in isolation or as a substitute for other financial performance measures presented in accordance with GAAP. In addition, these non-GAAP measures may have material limitations and may differ from similarly titled measures presented by other companies.

Adjusted Net Income (Loss)/Adjusted EPS

The following table presents a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss)/Adjusted EPS for each of the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,				Six Months Ended March 31,
	2019		2018		2019		2018
	Amount	Per Share[1]	Amount	Per Share[1]	Amount	Per Share[2]	Amount	Per Share[2]
Net income (loss)	$(68,086)	$(0.99)	$(66,655)	$(0.98)	$(68,979)	$(1.01)	$941	$0.01
Dividends on preferred shares	6,000	0.09	6,000	0.09	12,000	0.18	6,000	0.08
Net income (loss) attributable to common shareholders	$(74,086)	$(1.08)	$(72,655)	$(1.07)	$(80,979)	$(1.18)	$(5,059)	$(0.07)
Adjustments:
Acquisition costs[3]	43,664	0.64	50,604	0.74	91,057	1.33	76,237	1.12
Effects of tax reform[4]	(462)	(0.01)	(1,491)	(0.02)	(462)	(0.01)	(47,983)	(0.71)
Adjusted Net Income (Loss)	$(30,884)	$(0.45)	$(23,542)	$(0.35)	$9,616	$0.14	$23,195	$0.34

___________________________________________________

[1]

The weighted-average share count utilized in the calculation of Adjusted EPS for the three months ended March 31, 2019 is 68,451,920. The weighted-average share count utilized in the calculation of Adjusted EPS for the three months ended March 31, 2018 is 68,019,300.

[2]

The weighted-average share count utilized in the calculation of Adjusted EPS for the six months ended March 31, 2019 is 68,348,850. The weighted-average share count utilized in the calculation of Adjusted EPS for the six months ended March 31, 2018 is 67,922,276.

[3]

Three months ended March 31, 2019 amount is composed of $9.7 million of non-recurring acquisition costs ($6.9 million, net of tax) and $51.8 million of amortization expense related to intangibles ($36.8 million, net of tax). Three months ended March 31, 2018 amount is composed of $34.6 million of non-recurring acquisition costs ($24.4 million, net of tax) and $37.1 million of amortization expense related to intangibles ($26.2 million, net of tax). Six months ended March 31, 2019 amount is composed of $21.7 million of non-recurring acquisition costs ($15.7 million, net of tax) and $103.8 million of amortization expense related to intangibles ($75.3 million, net of tax). Six months ended March 31, 2018 amount is composed of $52.5 million of non-recurring acquisition costs ($37.1 million, net of tax) and $55.3 million of amortization expense related to intangibles ($39.1 million, net of tax).

[4]	Impact of the Tax Cuts and Jobs Act of 2017.

Adjusted EBITDA

The following table presents a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income (loss)	$(68,086)	$(66,655)	$(68,979)	$941
Acquisition costs[1]	6,687	28,301	15,605	33,870
Interest expense, net	41,815	41,763	81,631	65,279
Income taxes	(26,996)	(30,313)	(26,210)	(71,381)
Depreciation and amortization	69,210	54,188	138,832	81,092
Stock-based compensation	4,807	4,376	8,264	7,835
Adjusted EBITDA	$27,437	$31,660	$149,143	$117,636

Adjusted EBITDA as a % of net sales	1.9%	2.2%	4.7%	4.6%

 ____________________________________________________________

[1]	Represents non-recurring acquisition costs (excluding the impact of tax) that are included in operating expense and not embedded in other balances of the table.

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

Certain Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for the first two quarters of 2019 and fiscal year 2018, which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends (in thousands, except per share amounts):

	2019		2018
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1[1]
Net sales	$1,429,037	$1,721,676	$1,935,756	$1,934,951	$1,425,625	$1,121,979
% of fiscal year’s net sales	45.4%	54.6%	30.2%	30.1%	22.2%	17.5%

Gross profit	334,988	435,569	491,297	493,894	338,377	269,753
% of fiscal year’s gross profit	43.5%	56.5%	30.8%	31.0%	21.2%	16.9%

Income (loss) from operations	(54,630)	38,254	108,115	104,813	(57,398)	49,096
% of fiscal year’s income (loss) from operations	(333.6%)	233.6%	52.8%	51.2%	(28.1%)	24.0%

Net income (loss)	$(68,086)	$(893)	$48,310	$49,375	$(66,655)	$67,596
Dividends on preferred shares	6,000	6,000	6,000	6,000	6,000	-
Net income (loss) attributable to common shareholders	$(74,086)	$(6,893)	$42,310	$43,375	$(72,655)	$67,596

Net income (loss) per share - basic	$(1.08)	$(0.10)	$0.54	$0.56	$(1.07)	$1.00
Net income (loss) per share - diluted	$(1.08)	$(0.10)	$0.54	$0.55	$(1.07)	$0.98

 _____________________________________________________________________

[1]	Results from the first quarter of fiscal year 2018 do not include the impact of the Allied Acquisition (see Note 3 in the Notes to Condensed Consolidated Financial Statements for further discussion).

Liquidity

Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration available borrowings and the seasonal nature of our business.

Our principal sources of liquidity as of March 31, 2019 were our cash and cash equivalents of $0.6 million and our available borrowings of $781.7 million under our asset-based lending revolving credit facility.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$(242,144)	$39,966
Net cash provided by (used in) investing activities	(188,865)	(2,750,981)
Net cash provided by (used in) financing activities	301,519	2,587,965
Effect of exchange rate changes on cash and cash equivalents	208	800
Net increase (decrease) in cash and cash equivalents	$(129,282)	$(122,250)

Operating Activities

Net cash used in operating activities was $242.1 million in 2019, compared to $40.0 million in 2018. Cash from operations decreased $282.1 million due to an incremental cash outflow of $321.3 million stemming from changes to our net working capital, mainly driven by decreases in accounts payable and accrued expenses. This decrease was partially offset by an increase in net income after adjustments for non-cash items of $39.2 million.

Investing Activities

Net cash used in investing activities was $188.9 million in 2019, compared to $2.75 billion in 2018. The $2.56 billion of additional investing cash spend was primarily due to the impact of the Allied Acquisition in 2018, partially offset by the $164.0 million payment resulting from the 338(h)(10) election made in October 2018 (see Note 3 in the Notes to Condensed Consolidated Financial Statements).

Financing Activities

Net cash provided by financing activities was $301.5 million in 2019, compared to $2.59 billion in 2018. The financing cash flow decrease of $2.29 billion was primarily due to the combined $2.27 billion impact of the 2025 Senior Notes and 2025 Term Loan that we entered into in 2018 in connection with the Allied Acquisition (see Note 8 in the Notes to Condensed Consolidated Financial Statements for further discussion).

Capital Resources

As of March 31, 2019, we had access to the following financing arrangements:

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

There is one financial covenant under the 2023 ABL, which is a Consolidated Fixed Charge Ratio. The Consolidated Fixed Charge Ratio is calculated by dividing consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) by Consolidated Fixed Charges (both as defined in the agreement). Per the covenant, our Consolidated Fixed Charge Ratio must be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis. The Company was in compliance with this covenant as of March 31, 2019.

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

As of March 31, 2019, the total balance outstanding on the 2023 ABL, net of $9.4 million of unamortized debt issuance costs, was $416.6 million. We also have outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $13.4 million as of March 31, 2019.

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

As of March 31, 2019, the outstanding balance on the 2025 Term Loan, net of $31.7 million of unamortized debt issuance costs, was $928.6 million.

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

As of March 31, 2019, the outstanding balance on the 2025 Senior Notes, net of $18.5 million of debt issuance costs, was $1.28 billion.

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

2022 Term Loan

On October 1, 2015, we entered into a $450.0 million Term Loan with Citibank N.A., and a syndicate of other lenders. The 2022 Term Loan required quarterly principal payments in the amount of $1.1 million, with the remaining outstanding principal to be paid on its original maturity date of October 1, 2022. The interest rate was based on a LIBOR rate (with a floor) plus a fixed spread. We had the option of selecting a LIBOR period that determined the rate at which interest would accrue, as well as the period in which interest payments are made. The full balance of the 2022 Term Loan was paid on January 2, 2018 in conjunction with the Allied Acquisition, including the write-off of $0.7 million in debt issuance costs.

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

As of March 31, 2019, the outstanding balance on the 2023 Senior Notes, net of $5.8 million of unamortized debt issuance costs, was $294.2 million.

Equipment Financing Facilities and Other

As of March 31, 2019, we had $9.1 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 3.25% and payments due through September 2021.

As of March 31, 2019, we had $9.7 million of capital lease obligations outstanding. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

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

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2018 Annual Report on Form 10-K have not changed materially during the three-month period ended March 31, 2019.

Item 4.	Controls and Procedures

As of March 31, 2019, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)). Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

On January 2, 2018, we completed our acquisition of Allied Building Products Corp. ("Allied"). As permitted under existing SEC staff guidance, management elected to exclude Allied from our internal controls assessment for fiscal year 2018. However, for fiscal year 2019, the acquired Allied business is within the scope of management’s assessment of internal controls. Although management has not fully integrated all of the acquired Allied branches, the internal controls at the Allied branches were part of management’s assessment of internal controls for effectiveness as of March 31, 2019. The full integration of the remaining Allied branches may lead to changes in future periods, but we do not expect these changes to materially affect our internal controls over financial reporting.

Including the Allied Acquisition, there has been no change to our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1*	Letter Agreement, dated February 13, 2019, by and among Beacon Roofing Supply, Inc., CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for the purposes described therein)

10.2+*	Employment and Post-Employment Exclusive Consulting Agreement, dated as of February 25, 2019, between Beacon Roofing Supply, Inc. and Paul Isabella

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1*	Certification pursuant to 18 U.S.C. Section 1350

101*	101.INS XBRL Instance
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

Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Extensible Business Reporting Language (XBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q: (i) the Consolidated Balance Sheets as of March 31, 2019; September 30, 2018; and March 31, 2018, (ii) the Consolidated Statements of Operations for the three and six months ended March 31, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2019 and 2018, (iv) the Consolidated Statements of Stockholders’ Equity for the three and six months ended March 31, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the six months ended March 31, 2019 and 2018, and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: May 8, 2019	BY:	/s/ JOSEPH M. NOWICKI
Joseph M. Nowicki
Executive Vice President & Chief Financial Officer