Form 10-Q
period 2019-06-30
BEACON ROOFING SUPPLY INC
filed 2019-08-07
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of July 31, 2019, 68,504,717 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Quarter Ended June 30, 2019

PART I.Financial Information (Unaudited)

Item 1.	Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(Unaudited; In thousands, except share and per share amounts)

	June 30,	September 30,	June 30,
	2019	2018	2018
Assets
Current assets:
Cash and cash equivalents	$27,729	$129,927	$27,551
Accounts receivable, less allowance of $24,732, $17,584 and $13,963 as of June 30, 2019, September 30, 2018 and June 30, 2018, respectively	1,079,091	1,090,533	1,077,888
Inventories, net	1,124,063	936,047	1,165,389
Prepaid expenses and other current assets	361,831	244,360	337,589
Total current assets	2,592,714	2,400,867	2,608,417
Property and equipment, net	269,041	280,407	288,708
Goodwill	2,490,940	2,491,779	2,321,180
Intangibles, net	1,177,694	1,334,366	1,371,005
Other assets, net	1,243	1,243	1,511
Total assets	$6,531,632	$6,508,662	$6,590,821

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$643,411	$880,872	$719,686
Accrued expenses	590,756	611,539	520,952
Current portions of long-term debt/obligations	19,366	19,661	19,714
Total current liabilities	1,253,533	1,512,072	1,260,352
Borrowings under revolving lines of credit, net	424,011	92,442	482,489
Long-term debt, net	2,494,648	2,494,725	2,494,308
Deferred income taxes, net	110,180	106,994	93,928
Long-term obligations under equipment financing and other, net	6,332	13,639	15,979
Other long-term liabilities	5,352	5,290	6,319
Total liabilities	4,294,056	4,225,162	4,353,375

Commitments and contingencies (Note 9)

Convertible preferred stock; $0.01 par value; aggregate liquidation preference $400,000; 400,000 shares authorized, issued and outstanding as of June 30, 2019, September 30, 2018 and June 30, 2018	399,195	399,195	399,195

Stockholders' equity:
Common stock (voting); $0.01 par value; 100,000,000 shares authorized; 68,480,751, 68,135,790 and 68,105,113 shares issued and outstanding as of June 30, 2019, September 30, 2018 and June 30, 2018, respectively	684	681	681
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	1,077,953	1,067,040	1,063,137
Retained earnings	777,842	833,834	792,502
Accumulated other comprehensive income (loss)	(18,098)	(17,250)	(18,069)
Total stockholders' equity	1,838,381	1,884,305	1,838,251
Total liabilities and stockholders' equity	$6,531,632	$6,508,662	$6,590,821

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net sales	$1,924,534	$1,934,951	$5,075,247	$4,482,555
Cost of products sold	1,451,998	1,441,057	3,832,154	3,380,531
Gross profit	472,536	493,894	1,243,093	1,102,024
Operating expense:
Selling, general and administrative	328,827	323,194	976,928	858,534
Depreciation	17,731	15,811	52,779	41,640
Amortization	51,724	50,076	155,508	105,339
Total operating expense	398,282	389,081	1,185,215	1,005,513
Income (loss) from operations	74,254	104,813	57,878	96,511
Interest expense, financing costs, and other	38,089	37,348	116,902	99,486
Income (loss) before provision for income taxes	36,165	67,465	(59,024)	(2,975)
Provision for (benefit from) income taxes[1]	5,178	18,090	(21,032)	(53,291)
Net income (loss)	$30,987	$49,375	$(37,992)	$50,316
Dividends on preferred shares[2]	6,000	6,000	18,000	12,000
Net income (loss) attributable to common shareholders	$24,987	$43,375	$(55,992)	$38,316

Weighted-average common stock outstanding:
Basic	68,477,946	68,086,387	68,391,882	67,976,980
Diluted	69,265,384	69,148,143	68,391,882	69,240,040

Net income (loss) per share[3]:
Basic	$0.32	$0.56	$(0.82)	$0.52
Diluted	$0.32	$0.55	$(0.82)	$0.51

________________________________________

[1]

Three and nine months ended June 30, 2018 amounts include a net tax benefit of $1.2 million and $49.2 million, respectively, resulting from recording the provisional impact of the enactment of the 2017 Tax Cuts and Jobs Act (“TCJA”).

[2]

Three months ended June 30, 2019 amount is composed of $5.0 million in undeclared cumulative Preferred Stock dividends, as well as an additional $1.0 million of Preferred Stock dividends that had been declared and paid as of period end. Three months ended June 30, 2018 amount is composed of $6.0 million in undeclared cumulative Preferred Stock dividends. Nine months ended June 30, 2019 amount is composed of $5.0 million in undeclared cumulative Preferred Stock dividends, as well as an additional $13.0 million of Preferred Stock dividends that had been declared and paid as of period end. Nine months ended June 30, 2018 amount is composed of $6.0 million in undeclared cumulative Preferred Stock dividends, as well as an additional $6.0 million of Preferred Stock dividends that had been declared and paid as of period end. See Note 3 for further discussion.

[3]	See Note 5 for detailed calculations and further discussion.

See accompanying Notes to Condensed Consolidated Financial Statements

 6.0

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$30,987	$49,375	$(37,992)	$50,316
Other comprehensive income (loss):
Foreign currency translation adjustment	1,542	(1,535)	(848)	(3,506)
Total other comprehensive income (loss)	1,542	(1,535)	(848)	(3,506)
Comprehensive income (loss)	$32,529	$47,840	$(38,840)	$46,810

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited; In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Three Months Ended June 30, 2018
Balance as of March 31, 2018	68,043,284	$680	$1,056,248	$743,127	$(16,534)	$1,783,521
Issuance of common stock, net of shares withheld for taxes	61,829	1	1,591	-	-	1,592
Issuance costs related to secondary offering of common stock	-	-	-	-	-	-
Stock-based compensation	-	-	5,298	-	-	5,298
Other comprehensive income (loss)	-	-	-	-	(1,535)	(1,535)
Net income (loss)	-	-	-	49,375	-	49,375
Dividends on preferred shares[1]	-	-	-	-	-	-
Balance as of June 30, 2018	68,105,113	$681	$1,063,137	$792,502	$(18,069)	$1,838,251

Three Months Ended June 30, 2019
Balance as of March 31, 2019	68,475,871	$684	$1,073,243	$752,855	$(19,640)	$1,807,142
Issuance of common stock, net of shares withheld for taxes	4,880	-	73	-	-	73
Stock-based compensation	-	-	4,637	-	-	4,637
Other comprehensive income (loss)	-	-	-	-	1,542	1,542
Net income (loss)	-	-	-	30,987	-	30,987
Dividends on preferred shares[1]	-	-	-	(6,000)	-	(6,000)
Balance as of June 30, 2019	68,480,751	$684	$1,077,953	$777,842	$(18,098)	$1,838,381

Nine Months Ended June 30, 2018
Balance as of September 30, 2017	67,700,858	$677	$1,047,506	$748,186	$(14,563)	$1,781,806
Issuance of common stock, net of shares withheld for taxes	404,255	4	2,972	-	-	2,976
Issuance costs related to secondary offering of common stock	-	-	(474)	-	-	(474)
Stock-based compensation	-	-	13,133	-	-	13,133
Other comprehensive income (loss)	-	-	-	-	(3,506)	(3,506)
Net income (loss)	-	-	-	50,316	-	50,316
Dividends on preferred shares[1]	-	-	-	(6,000)	-	(6,000)
Balance as of June 30, 2018	68,105,113	$681	$1,063,137	$792,502	$(18,069)	$1,838,251

Nine Months Ended June 30, 2019
Balance as of September 30, 2018	68,135,790	$681	$1,067,040	$833,834	$(17,250)	$1,884,305
Issuance of common stock, net of shares withheld for taxes	344,961	3	(1,988)	-	-	(1,985)
Stock-based compensation	-	-	12,901	-	-	12,901
Other comprehensive income (loss)	-	-	-	-	(848)	(848)
Net income (loss)	-	-	-	(37,992)	-	(37,992)
Dividends on preferred shares[1]	-	-	-	(18,000)	-	(18,000)
Balance as of June 30, 2019	68,480,751	$684	$1,077,953	$777,842	$(18,098)	$1,838,381

1 Amount represents dividends that have been declared and paid during the respective periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(Unaudited; In thousands)

	Nine Months Ended June 30,
	2019	2018
Operating Activities
Net income (loss)	$(37,992)	$50,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208,287	146,979
Stock-based compensation	12,901	13,133
Certain interest expense and other financing costs	9,077	11,549
Beneficial lease amortization	1,714	-
Loss on debt extinguishment	-	1,726
Gain on sale of fixed assets	(3,470)	(1,131)
Deferred income taxes	3,195	(48,855)
Changes in operating assets and liabilities, net of the effects of businesses acquired in the period:
Accounts receivable	10,970	(52,024)
Inventories	(188,213)	(299,881)
Prepaid expenses and other assets	(117,520)	(19,511)
Accounts payable and accrued expenses	(93,908)	195,948
Other liabilities	62	732
Net cash provided by (used in) operating activities	(194,897)	(1,019)

Investing Activities
Purchases of property and equipment	(44,337)	(34,978)
Acquisition of businesses, net	(163,973)	(2,715,429)
Proceeds from the sale of assets	6,200	750
Net cash provided by (used in) investing activities	(202,110)	(2,749,657)

Financing Activities
Borrowings under revolving lines of credit	1,734,476	2,122,949
Repayments under revolving lines of credit	(1,404,836)	(1,631,978)
Borrowings under term loan	-	970,000
Repayments under term loan	(7,275)	(443,425)
Borrowings under senior notes	-	1,300,000
Payment of debt issuance costs	-	(65,788)
Repayments under equipment financing facilities and other	(7,602)	(8,604)
Proceeds from issuance of convertible preferred stock	-	400,000
Payment of stock issuance costs	-	(1,279)
Payment of dividends on preferred stock	(18,000)	(6,000)
Proceeds from issuance of common stock related to equity awards	1,654	6,950
Taxes paid related to net share settlement of equity awards	(3,639)	(3,975)
Net cash provided by (used in) financing activities	294,778	2,638,850

Effect of exchange rate changes on cash and cash equivalents	31	1,127

Net increase (decrease) in cash and cash equivalents	(102,198)	(110,699)
Cash and cash equivalents, beginning of period	129,927	138,250
Cash and cash equivalents, end of period	$27,729	$27,551

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$138,686	$91,662
Income taxes paid (received), net of refunds	(8,784)	33,751

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

The Company operates its business under regional and local trade names and, as of June 30, 2019, the Company serviced customers in all 50 states within the United States and 6 provinces in Canada. The Company’s material subsidiaries are Beacon Sales Acquisition, Inc. and Beacon Roofing Supply Canada Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. Certain prior period amounts have been reclassified to conform to current period presentation. The balance sheet as of June 30, 2018 has been presented for a better understanding of the impact of seasonal fluctuations on the Company’s financial condition.

In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine months ended June 30, 2019 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2019 (“fiscal year 2019” or “2019”).

The three-month periods ended June 30, 2019 and 2018 each had 64 business days, and the nine-month periods ended June 30, 2019 and 2018 each had 189 business days.

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

Recent Accounting Pronouncements—Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and replaces most previously issued revenue recognition guidance. The new standard is effective for public business entities for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2017. The standard permits the use of either the full retrospective or modified retrospective adoption methods. The Company elected the modified retrospective method and adopted the standard as of October 1, 2018 utilizing the portfolio practical expedient. The adoption of this guidance did not impact the Company’s retained earnings and did not have a material impact on the Company’s net sales recognition practices, income from operations, or net income per share amounts. The adoption of this guidance did result in certain balance sheet reclassifications to record estimated customer returns, specifically the recognition of a current liability for the gross amount of estimated returns and a current asset for the value of the related products. These reclassifications did not have a material impact on the Company’s consolidated balance sheet as of June 30, 2019. In addition, the adoption of this guidance resulted in additional quantitative disclosures to disaggregate net sales balances by product line and geography. See Note 4 to the Consolidated Financial Statements for further discussion.

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

3. Acquisitions

Allied Building Products Corp.

On January 2, 2018 (the “Closing Date”), the Company completed its acquisition of all the outstanding capital stock of Allied (the “Allied Acquisition”), pursuant to a certain stock purchase agreement dated August 24, 2017 (the “Stock Purchase Agreement”), among the Company, Oldcastle, Inc., as parent, and Oldcastle Distribution, Inc., as seller, for approximately $2.625 billion in cash, subject to a working capital and certain other adjustments as set forth in the Stock Purchase Agreement (the “Purchase Price”). As of June 30, 2019, the adjusted Purchase Price for Allied was $2.88 billion, including increases of (i) $164.0 million related to the impact of the Section 338(h)(10) election under the current U.S. tax code and (ii) $88.1 million from a recorded net working capital adjustment.

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

In connection with the Allied Acquisition, on the Closing Date, the Company completed the sale of 400,000 shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with an aggregate liquidation preference of $400.0 million, at a purchase price of $1,000 per share, to CD&R Boulder Holdings, L.P., pursuant to a certain investment agreement, dated as of August 24, 2017, with CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for the purpose of limited provisions therein) (the “Convertible Preferred Stock Purchase”). The $400.0 million in proceeds from the Convertible Preferred Stock Purchase were used to finance, in part, the Purchase Price. The Preferred Stock is convertible perpetual participating preferred stock of the Company, and conversion of the Preferred Stock into $0.01 par value shares of the Company’s common stock will be at a conversion price of $41.26 per share. The Preferred Stock accumulates dividends at a rate of 6.0% per annum (payable in cash or in-kind, subject to certain conditions). The Preferred Stock is not mandatorily redeemable; therefore, it is classified as mezzanine equity on the Company’s consolidated balance sheets and has a balance of $399.2 million (the $400.0 million proceeds received on the Closing Date, net of $0.8 million of unamortized issuance costs) as of June 30, 2019.

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

The purchase accounting entries above include the impact of the Section 338(h)(10) election under the current U.S. tax code. The Company made this election on October 15, 2018 and has reflected the $164.0 million impact of this election in the purchase price and its fiscal year 2018 tax provision accordingly. The Company determined that $1.12 billion of goodwill related to the acquisition of Allied is deductible for tax purposes as of June 30, 2019.

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

The Company recorded the acquired assets and liabilities related to these transactions at their estimated fair values as of the respective acquisition dates, which resulted in goodwill of $7.6 million ($7.1 million of which is deductible for tax purposes as of June 30, 2019) and $11.4 million in intangible assets.

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

The following table presents the Company’s net sales by product line and geography for the three and nine months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019			Nine Months Ended June 30, 2019
	U.S.	Canada	Total	U.S.	Canada	Total
Residential roofing products	$829,643	$18,616	$848,259	$2,134,328	$34,427	$2,168,755
Non-residential roofing products	439,516	32,589	472,105	1,120,885	79,661	1,200,546
Complementary building products	601,764	2,406	604,170	1,701,007	4,939	1,705,946
Total net sales	$1,870,923	$53,611	$1,924,534	$4,956,220	$119,027	$5,075,247

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

The following table presents the components and calculations of basic and diluted net income (loss) per share for each period presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$30,987	$49,375	$(37,992)	$50,316
Dividends on preferred shares	6,000	6,000	18,000	12,000
Net income (loss) attributable to common shareholders	$24,987	$43,375	$(55,992)	$38,316
Undistributed income allocated to participating securities	(3,099)	(5,406)	-	(3,293)
Net income (loss) attributable to common shareholders - basic and diluted	$21,888	$37,969	$(55,992)	$35,023

Weighted-average common shares outstanding - basic	68,477,946	68,086,387	68,391,882	67,976,980
Effect of common share equivalents	787,438	1,061,756	-	1,263,060
Weighted-average common shares outstanding - diluted	69,265,384	69,148,143	68,391,882	69,240,040

Net income (loss) per share - basic	$0.32	$0.56	$(0.82)	$0.52
Net income (loss) per share - diluted	$0.32	$0.55	$(0.82)	$0.51

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per share because the effect was either anti-dilutive or the requisite performance conditions were not met:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Stock options	735,324	484,358	1,274,921	349,281
Restricted stock units	48,927	355,891	147,585	148,638
Preferred Stock	9,694,619	9,694,619	9,694,619	6,392,056

6. Stock-based Compensation

On February 9, 2016, the shareholders of the Company approved the Amended and Restated Beacon Roofing Supply, Inc. 2014 Stock Plan (the “2014 Plan”). The 2014 Plan provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights for up to 5,000,000 shares of common stock to selected employees and non-employee directors. The 2014 Plan mandates that all forfeited, expired, and withheld shares, including those from the predecessor plans, be returned to the 2014 Plan and made available for issuance. As of June 30, 2019, there were 1,796,676 shares of common stock available for issuance.

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

The fair value of the stock options granted during the nine months ended June 30, 2019 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	3.00%
Expected volatility	29.35%
Expected life (in years)	5.18
Dividend yield	-

The following table summarizes all stock option activity for the nine months ended June 30, 2019 (in thousands, except share, per share, and time period amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of September 30, 2018	1,969,037	$33.08	5.7	$14,088
Granted	611,031	27.31
Exercised	(91,481)	18.08
Canceled/Forfeited	(68,179)	37.10
Expired	(3,108)	26.74
Balance as of June 30, 2019	2,417,300	$32.09	6.1	$18,435
Vested and expected to vest after June 30, 2019	2,378,442	$32.09	6.1	$18,133
Exercisable as of June 30, 2019	1,584,299	$30.82	4.6	$12,767

________________________________________________________________

[1]

Aggregate intrinsic value represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.

During the three months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense related to stock options of $1.0 million and $1.0 million, respectively. During the nine months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense related to stock options of $3.1 million and $2.9 million, respectively. As of June 30, 2019, there was $6.0 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes additional information on stock options for the periods presented (in thousands, except per share amounts):

	Nine Months Ended June 30,
	2019	2018
Weighted-average fair value of stock options granted	$8.77	$15.86
Total grant date fair value of stock options vested	3,825	4,172
Total intrinsic value of stock options exercised	1,409	8,995

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

The following table summarizes all restricted stock unit activity for the nine months ended June 30, 2019:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of September 30, 2018	934,023	$47.00
Granted	669,579	27.77
Released	(372,681)	40.62
Canceled/Forfeited	(106,676)	45.49
Balance as of June 30, 2019	1,124,245	$37.80
Vested and expected to vest after June 30, 2019	989,233	$38.86

During the three months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense related to restricted stock units of $3.6 million and $4.3 million, respectively. During the nine months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense related to restricted stock units of $9.8 million and $10.2 million, respectively. As of June 30, 2019, there was $19.3 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes additional information on RSUs for the periods presented (in thousands, except per share amounts):

	Nine Months Ended June 30,
	2019	2018
Weighted-average fair value of RSUs granted	$27.77	$57.40
Total grant date fair value of RSUs vested	15,978	6,656
Total intrinsic value of RSUs released	11,375	11,041

7. Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill during the nine months ended June 30, 2019 and 2018, respectively (in thousands):

Balance as of September 30, 2017	$1,251,986
Acquisitions	1,070,823
Translation and other adjustments	(1,629)
Balance as of June 30, 2018	$2,321,180

Balance as of September 30, 2018	$2,491,779
Acquisitions[1]	(513)
Translation and other adjustments	(326)
Balance as of June 30, 2019	$2,490,940

_____________________________

[1]	Reflects purchase accounting adjustments related to fiscal year 2018 acquisition of Atlas Supply, Inc. (see Note 3 for further discussion).

The changes in the carrying amount of goodwill for the nine months ended June 30, 2019 and 2018 were driven primarily by purchase accounting and foreign currency translation adjustments.

Intangible Assets

In connection with transactions finalized during fiscal year 2018, the Company recorded intangible assets of $1.05 billion ($920.8 million of customer relationships, $120.0 million of indefinite-lived trademarks, and $7.0 million of beneficial lease arrangements).

The following table summarizes intangible assets by category (in thousands, except time period amounts):

	June 30, 2019	September 30, 2018	June 30, 2018	Weighted-Average Remaining Life[1] (Years)
Amortizable intangible assets:
Non-compete agreements	$2,824	$2,824	$2,824	2.37
Customer relationships	1,531,061	1,530,565	1,530,434	17.89
Trademarks	10,500	10,500	10,500	7.08
Beneficial lease arrangements	8,060	8,060	7,644	3.80
Total amortizable intangible assets	1,552,445	1,551,949	1,551,402
Accumulated amortization	(567,801)	(410,633)	(373,447)
Total amortizable intangible assets, net	$984,644	$1,141,316	$1,177,955
Indefinite lived trademarks	193,050	193,050	193,050
Total intangibles, net	$1,177,694	$1,334,366	$1,371,005

_________________________________________________________

[1]	As of June 30, 2019.

For the three months ended June 30, 2019 and 2018, the Company recorded $51.7 million and $50.1 million of amortization expense relating to the above-listed intangible assets, respectively. For the nine months ended June 30, 2019 and 2018, the Company recorded $155.5 million and $105.3 million of amortization expense relating to the above-listed intangible assets, respectively. The intangible asset lives range from 5 to 20 years and have a weighted-average remaining life of 17.8 years as of June 30, 2019.

The following table summarizes the estimated future amortization expense for intangible assets (in thousands):

Year Ending September 30,
2019 (July - Sept)	$53,055
2020	179,549
2021	149,980
2022	121,431
2023	97,522
Thereafter	383,107
Total future amortization expense	$984,644

8. Financing Arrangements

The following table summarizes all financing arrangements from the respective periods presented (in thousands):

	June 30, 2019	September 30, 2018	June 30, 2018
Revolving Lines of Credit
2023 ABL:
U.S. Revolver, expires January 2023[1]	$412,549	$89,352	$471,857
Canada Revolver, expires January 2023[2]	11,462	3,090	10,632
Current portion	-	-	-
Borrowings under revolving lines of credit, net	$424,011	$92,442	$482,489

Long-term Debt, net
Term Loans:
Term Loan, matures January 2025[3]	$927,582	$930,726	$931,332
Current portion	(9,700)	(9,700)	(9,700)
Long-term borrowings under term loans	917,882	921,026	921,632
Senior Notes:
Senior Notes, mature October 2023[4]	294,566	293,607	293,287
Senior Notes, mature November 2025[5]	1,282,200	1,280,092	1,279,389
Current portion	-	-	-
Long-term borrowings under senior notes	1,576,766	1,573,699	1,572,676
Long-term debt, net	$2,494,648	$2,494,725	$2,494,308

Equipment Financing Facilities and Other
Equipment financing facilities, various maturities through September 2021[6]	$7,981	$11,222	$12,288
Capital lease obligations, various maturities through November 2021[7]	8,017	12,378	13,705
Current portion	(9,666)	(9,961)	(10,014)
Long-term obligations under equipment financing and other, net	$6,332	$13,639	$15,979

____________________________________________________________

[1]	Effective rate on borrowings of 3.98%, 3.36% and 3.78% as of June 30, 2019, September 30, 2018 and June 30, 2018, respectively.
[2]	Effective rate on borrowings of 4.45%, 3.95% and 3.95% as of June 30, 2019, September 30, 2018 and June 30, 2018, respectively.
[3]	Interest rate of 4.75%, 4.53% and 4.35% as of June 30, 2019, September 30, 2018 and June 30, 2018, respectively.
[4]	Interest rate of 6.38% for all periods presented.
[5]	Interest rate of 4.88% for all periods presented.
[6]	Fixed interest rates ranging from 2.33% to 2.89% for all periods presented.
[7]	Fixed interest rates ranging from 2.72% to 10.39% for all periods presented.

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

There is one financial covenant under the 2023 ABL, which is a Consolidated Fixed Charge Ratio. The Consolidated Fixed Charge Ratio is calculated by dividing consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) by Consolidated Fixed Charges (both as defined in the agreement). Per the covenant, the Company’s Consolidated Fixed Charge Ratio must be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis. The Company was in compliance with this covenant as of June 30, 2019.

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

As of June 30, 2019, the total balance outstanding on the 2023 ABL, net of $8.8 million of unamortized debt issuance costs, was $424.0 million. The Company also has outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $13.3 million as of June 30, 2019.

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

As of June 30, 2019, the outstanding balance on the 2025 Term Loan, net of $30.3 million of unamortized debt issuance costs, was $927.6 million.

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

As of June 30, 2019, the outstanding balance on the 2025 Senior Notes, net of $17.8 million of unamortized debt issuance costs, was $1.28 billion.

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

As of June 30, 2019, the outstanding balance on the 2023 Senior Notes, net of $5.4 million of unamortized debt issuance costs, was $294.6 million.

Equipment Financing Facilities and Other

As of June 30, 2019, the Company had $8.0 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 2.89% and payments due through September 2021.

As of June 30, 2019, the Company had $8.0 million of capital lease obligations outstanding. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

9. Commitments and Contingencies

Operating Leases

The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis.

At June 30, 2019, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year were as follows (in thousands):

Year Ending September 30,
2019 (July - Sept)	$28,015
2020	109,780
2021	100,696
2022	83,157
2023	66,437
Thereafter	156,176
Total minimum lease payments	$544,261

For the three months ended June 30, 2019 and 2018, rent expense was $27.4 million and $27.7 million, respectively. For the nine months ended June 30, 2019 and 2018, rent expense was $82.8 million and $71.4 million, respectively. Sublet income was immaterial for each of these periods.

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

10. Geographic Data

The following table summarizes certain geographic information for the periods presented (in thousands):

	June 30, 2019	September 30, 2018	June 30, 2018
Long-lived assets:
U.S.	$1,242,767	$1,409,742	$1,455,771
Canada	12,161	13,224	12,403
Total long-lived assets	$1,254,928	$1,422,966	$1,468,174

11. Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity. For the three and nine months ended June 30, 2019, the change in accumulated other comprehensive income (loss) was $1.5 million and $(0.8) million, respectively, and composed solely of foreign currency translation effects. There were no reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2019.

12. Fair Value Measurement

As of June 30, 2019, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

As of June 30, 2019, based upon recent trading prices (Level 2), the fair value of the Company’s $300.0 million Senior Notes due in 2023 was $312.4 million and the fair value of the $1.30 billion Senior Notes due 2025 was $1.29 billion.

As of June 30, 2019, the fair value of the Company’s term loan and revolving asset-based line of credit approximated the amount outstanding. The Company estimates the fair value of its Senior Secured Credit Facility by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

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

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	June 30, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$26,414	$1,315	$-	$27,729
Accounts receivable, net	-	1,042,678	37,553	(1,140)	1,079,091
Inventories, net	-	1,088,619	35,444	-	1,124,063
Prepaid expenses and other current assets	47,774	306,015	8,042	-	361,831
Total current assets	47,774	2,463,726	82,354	(1,140)	2,592,714
Intercompany receivable, net	-	1,589,058	-	(1,589,058)	-
Investments in consolidated subsidiaries	6,282,509	-	-	(6,282,509)	-
Deferred income taxes, net	20,417	-	-	(20,417)	-
Property and equipment, net	25,608	233,175	10,258	-	269,041
Goodwill	-	2,461,212	29,728	-	2,490,940
Intangibles, net	-	$1,175,790	1,904	-	1,177,694
Other assets, net	1,243	-	-	-	1,243
Total assets	$6,377,551	$7,922,961	$124,244	$(7,893,124)	$6,531,632

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$31,028	$606,981	$6,542	$(1,140)	$643,411
Accrued expenses	56,112	516,895	17,749	-	590,756
Current portions of long-term debt/obligations	9,700	9,666	-	-	19,366
Total current liabilities	96,840	1,133,542	24,291	(1,140)	1,253,533
Intercompany payable, net	1,548,487	-	40,571	(1,589,058)	-
Borrowings under revolving lines of credit, net	-	412,549	11,462	-	424,011
Long-term debt, net	2,494,648	-	-	-	2,494,648
Deferred income taxes, net	-	130,083	514	(20,417)	110,180
Long-term obligations under equipment financing and other, net	-	6,332	-	-	6,332
Other long-term liabilities	-	5,269	83	-	5,352
Total liabilities	4,139,975	1,687,775	76,921	(1,610,615)	4,294,056

Convertible preferred stock	399,195	-	-	-	399,195

Total stockholders' equity	1,838,381	6,235,186	47,323	(6,282,509)	1,838,381
Total liabilities and stockholders' equity	$6,377,551	$7,922,961	$124,244	$(7,893,124)	$6,531,632

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

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	June 30, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$50,563	$3,698	$(26,710)	$27,551
Accounts receivable, net	-	1,046,751	32,277	(1,140)	1,077,888
Inventories, net	-	1,132,228	33,161	-	1,165,389
Prepaid expenses and other current assets	44,662	286,478	6,449	-	337,589
Total current assets	44,662	2,516,020	75,585	(27,850)	2,608,417
Intercompany receivable, net	-	1,290,785	-	(1,290,785)	-
Investments in consolidated subsidiaries	5,981,419	-	-	(5,981,419)	-
Deferred income taxes, net	19,702	-	-	(19,702)	-
Property and equipment, net	14,046	264,610	10,052	-	288,708
Goodwill	-	2,291,635	29,545	-	2,321,180
Intangibles, net	-	1,368,653	2,352	-	1,371,005
Other assets, net	1,242	269	-	-	1,511
Total assets	$6,061,071	$7,731,972	$117,534	$(7,319,756)	$6,590,821

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$42,884	$688,336	$16,316	$(27,850)	$719,686
Accrued expenses	24,416	490,987	5,549	-	520,952
Current portions of long-term debt/obligations	9,700	10,014	-	-	19,714
Total current liabilities	77,000	1,189,337	21,865	(27,850)	1,260,352
Intercompany payable, net	1,251,503	-	39,282	(1,290,785)	-
Borrowings under revolving lines of credit	-	471,857	10,632	-	482,489
Long-term debt, net	2,494,308	-	-	-	2,494,308
Deferred income taxes, net	-	113,454	176	(19,702)	93,928
Long-term obligations under equipment financing and other, net	-	15,979	-	-	15,979
Other long-term liabilities	814	5,428	77	-	6,319
Total liabilities	3,823,625	1,796,055	72,032	(1,338,337)	4,353,375

Convertible preferred stock	399,195	-	-	-	399,195

Total stockholders' equity	1,838,251	5,935,917	45,502	(5,981,419)	1,838,251
Total liabilities and stockholders' equity	$6,061,071	$7,731,972	$117,534	$(7,319,756)	$6,590,821

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands)

	Three Months Ended June 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$-	$1,870,923	$53,611	$-	$1,924,534
Cost of products sold	-	1,409,632	42,366	-	1,451,998
Gross profit	-	461,291	11,245	-	472,536
Operating expense:
Selling, general and administrative	1,377	319,666	7,784	-	328,827
Depreciation	1,243	16,034	454	-	17,731
Amortization	-	51,616	108	-	51,724
Total operating expense	2,620	387,316	8,346	-	398,282
Intercompany charges (income)	(3,566)	3,566	-	-	-
Income (loss) from operations	946	70,409	2,899	-	74,254
Interest expense, financing costs, and other	41,332	(2,457)	(786)	-	38,089
Intercompany interest expense (income)	(17,558)	17,181	377	-	-
Income (loss) before provision for income taxes	(22,828)	55,685	3,308	-	36,165
Provision for (benefit from) income taxes	(13,241)	17,490	929	-	5,178
Income (loss) before equity in net income of subsidiaries	(9,587)	38,195	2,379	-	30,987
Equity in net income of subsidiaries	40,574	-	-	(40,574)	-
Net income (loss)	$30,987	$38,195	$2,379	$(40,574)	$30,987

	Three Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$-	$1,883,249	$51,702	$-	$1,934,951
Cost of products sold	-	1,401,045	40,012	-	1,441,057
Gross profit	-	482,204	11,690	-	493,894
Operating expense:
Selling, general and administrative	1,776	313,034	8,384	-	323,194
Depreciation	411	14,967	433	-	15,811
Amortization	-	49,947	129	-	50,076
Total operating expense	2,187	377,948	8,946	-	389,081
Intercompany charges (income)	(7,521)	7,521	-	-	-
Income (loss) from operations	5,334	96,735	2,744	-	104,813
Interest expense, financing costs, and other	33,416	3,594	338	-	37,348
Intercompany interest expense (income)	(6,809)	6,427	382	-	-
Income (loss) before provision for income taxes	(21,273)	86,714	2,024	-	67,465
Provision for (benefit from) income taxes	(6,848)	24,356	582	-	18,090
Income (loss) before equity in net income of subsidiaries	(14,425)	62,358	1,442	-	49,375
Equity in net income of subsidiaries	63,800	-	-	(63,800)	-
Net income (loss)	$49,375	$62,358	$1,442	$(63,800)	$49,375

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands)

	Nine Months Ended June 30, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$-	$4,956,220	$119,027	$-	$5,075,247
Cost of products sold	-	3,737,845	94,309	-	3,832,154
Gross profit	-	1,218,375	24,718	-	1,243,093
Operating expense:
Selling, general and administrative	15,572	938,044	23,312	-	976,928
Depreciation	2,743	48,648	1,388	-	52,779
Amortization	-	155,180	328	-	155,508
Total operating expense	18,315	1,141,872	25,028	-	1,185,215
Intercompany charges (income)	(17,110)	17,110	-	-	-
Income (loss) from operations	(1,205)	59,393	(310)	-	57,878
Interest expense, financing costs, and other	103,574	13,503	(175)	-	116,902
Intercompany interest expense (income)	(28,447)	27,306	1,141	-	-
Income (loss) before provision for income taxes	(76,332)	18,584	(1,276)	-	(59,024)
Provision for (benefit from) income taxes	(28,280)	7,614	(366)	-	(21,032)
Income (loss) before equity in net income of subsidiaries	(48,052)	10,970	(910)	-	(37,992)
Equity in net income of subsidiaries	10,060	-	-	(10,060)	-
Net income (loss)	$(37,992)	$10,970	$(910)	$(10,060)	$(37,992)

	Nine Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$-	$4,364,128	$118,427	$-	$4,482,555
Cost of products sold	-	3,288,086	92,445	-	3,380,531
Gross profit	-	1,076,042	25,982	-	1,102,024
Operating expense:
Selling, general and administrative	4,315	828,987	25,232	-	858,534
Depreciation	1,310	39,015	1,315	-	41,640
Amortization	-	104,946	393	-	105,339
Total operating expense	5,625	972,948	26,940	-	1,005,513
Intercompany charges (income)	(8,105)	8,105	-	-	-
Income (loss) from operations	2,480	94,989	(958)	-	96,511
Interest expense, financing costs, and other	90,712	8,226	548	-	99,486
Intercompany interest expense (income)	(17,698)	16,552	1,146	-	-
Income (loss) before provision for income taxes	(70,534)	70,211	(2,652)	-	(2,975)
Provision for (benefit from) income taxes	(11,796)	(40,891)	(604)	-	(53,291)
Income (loss) before equity in net income of subsidiaries	(58,738)	111,102	(2,048)	-	50,316
Equity in net income of subsidiaries	109,054	-	-	(109,054)	-
Net income (loss)	$50,316	$111,102	$(2,048)	$(109,054)	$50,316

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended June 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$30,987	$38,195	$2,379	$(40,574)	$30,987
Other comprehensive income (loss):
Foreign currency translation adjustment	1,542	-	1,542	(1,542)	1,542
Total other comprehensive income (loss)	1,542	-	1,542	(1,542)	1,542
Comprehensive income (loss)	$32,529	$38,195	$3,921	$(42,116)	$32,529

	Three Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$49,375	$62,358	$1,442	$(63,800)	$49,375
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,535)	-	(1,535)	1,535	(1,535)
Total other comprehensive income (loss)	(1,535)	-	(1,535)	1,535	(1,535)
Comprehensive income (loss)	$47,840	$62,358	$(93)	$(62,265)	$47,840

	Nine Months Ended June 30, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(37,992)	$10,970	$(910)	$(10,060)	$(37,992)
Other comprehensive income (loss):
Foreign currency translation adjustment	(848)	-	(848)	848	(848)
Total other comprehensive income (loss)	(848)	-	(848)	848	(848)
Comprehensive income (loss)	$(38,840)	$10,970	$(1,758)	$(9,212)	$(38,840)

	Nine Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$50,316	$111,102	$(2,048)	$(109,054)	$50,316
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,506)	-	(3,506)	3,506	(3,506)
Total other comprehensive income (loss)	(3,506)	-	(3,506)	3,506	(3,506)
Comprehensive income (loss)	$46,810	$111,102	$(5,554)	$(105,548)	$46,810

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Nine Months Ended June 30, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(26,715)	$(166,414)	$(9,450)	$7,682	$(194,897)

Investing Activities
Purchases of property and equipment	(11,612)	(32,055)	(670)	-	(44,337)
Acquisition of businesses, net	-	(163,973)	-	-	(163,973)
Proceeds from the sale of assets	4,077	2,110	13	-	6,200
Intercompany activity	61,510	-	-	(61,510)	-
Net cash provided by (used in) investing activities	53,975	(193,918)	(657)	(61,510)	(202,110)

Financing Activities
Borrowings under revolving lines of credit	-	1,701,300	33,176	-	1,734,476
Repayments under revolving lines of credit	-	(1,379,981)	(24,855)	-	(1,404,836)
Repayments under term loan	(7,275)	-	-	-	(7,275)
Repayments under equipment financing facilities and other	-	(7,602)	-	-	(7,602)
Payment of dividends on preferred stock	(18,000)	-	-	-	(18,000)
Proceeds from issuance of common stock related to equity awards	1,654	-	-	-	1,654
Taxes paid related to net share settlement of equity awards	(3,639)	-	-	-	(3,639)
Intercompany activity	-	(63,470)	1,055	62,415	-
Net cash provided by (used in) financing activities	(27,260)	250,247	9,376	62,415	294,778

Effect of exchange rate changes on cash and cash equivalents	-	-	87	(56)	31

Net increase (decrease) in cash and cash equivalents	-	(110,085)	(644)	8,531	(102,198)
Cash and cash equivalents, beginning of period	-	136,499	1,959	(8,531)	129,927
Cash and cash equivalents, end of period	$-	$26,414	$1,315	$-	$27,729

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Nine Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(68,803)	$93,178	$(8,308)	$(17,086)	$(1,019)

Investing Activities
Purchases of property and equipment	(8,721)	(24,901)	(1,356)	-	(34,978)
Acquisition of businesses, net	(2,715,429)	-	-	-	(2,715,429)
Proceeds from the sale of assets	-	724	26	-	750
Intercompany activity	628,948	-	-	(628,948)	-
Net cash provided by (used in) investing activities	(2,095,202)	(24,177)	(1,330)	(628,948)	(2,749,657)

Financing Activities
Borrowings under revolving lines of credit	-	2,082,972	39,977	-	2,122,949
Repayments under revolving lines of credit	-	(1,599,839)	(32,139)	-	(1,631,978)
Borrowings under term loan	970,000	-	-	-	970,000
Repayments under term loan	(443,425)	-	-	-	(443,425)
Borrowings under senior notes	1,300,000	-	-	-	1,300,000
Payment of debt issuance costs	(58,266)	(7,522)	-	-	(65,788)
Repayments under equipment financing facilities and other	-	(8,604)	-	-	(8,604)
Proceeds from issuance of convertible preferred stock	400,000	-	-	-	400,000
Payment of stock issuance costs	(1,279)	-	-	-	(1,279)
Payment of dividends on preferred stock	(6,000)	-	-	-	(6,000)
Proceeds from issuance of common stock related to equity awards	6,950	-	-	-	6,950
Taxes paid related to net share settlement of equity awards	(3,975)	-	-	-	(3,975)
Intercompany activity	-	(635,244)	2,789	632,455	-
Net cash provided by (used in) financing activities	2,164,005	(168,237)	10,627	632,455	2,638,850

Effect of exchange rate changes on cash and cash equivalents	-	-	1,127	-	1,127

Net increase (decrease) in cash and cash equivalents	-	(99,236)	2,116	(13,579)	(110,699)
Cash and cash equivalents, beginning of period	-	149,799	1,582	(13,131)	138,250
Cash and cash equivalents, end of period	$-	$50,563	$3,698	$(26,710)	$27,551

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis included in our 2018 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2019” refer to the three and nine months ended June 30, 2019 being discussed and references to “2018” refer to the three and nine months ended June 30, 2018 being discussed. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

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

As of June 30, 2019, we operated 537 branches in 50 states throughout the United States and 6 provinces in Canada. We stock one of the most extensive assortments of high-quality branded products in the industry with approximately 90,000 SKUs available across our branch network, enabling us to deliver products to serve over 100,000 customers on a timely basis.

On January 2, 2018, we completed the acquisition of all the outstanding capital stock of Allied Building Products Corp. (“Allied”), a New Jersey Corporation (the “Allied Acquisition”), for approximately $2.625 billion, subject to working capital and other adjustments (the “Purchase Price”). As of June 30, 2019, the adjusted Purchase Price for Allied was $2.88 billion and purchase accounting entries were finalized. Headquartered in East Rutherford, New Jersey, Allied was one of the country’s largest exterior and interior building products distributors, distributing products across 208 locations in 31 states in the U.S. with a strong presence in New York, New Jersey, Florida, California, Hawaii and the upper Midwest at the time of the acquisition. We believe the acquisition of Allied was a strategically and financially compelling transaction that expanded our geographic footprint, enhanced our scale and market presence, diversified our product offerings, and positioned us to provide new growth opportunities that will increase our long-term profitability.

Effective execution of both our sales and operating plans enables us to grow beyond the relative strength of the markets we serve. Our business model is a bottom-up approach, where each of our branches uses its regional knowledge and experience to assist with the development of a marketing plan and product mix that is best suited for its respective market. Local alignment with overall strategic goals provides the foundation for significant ownership of results at the branch level. Our distinctive operational model and significant branch level autonomy differentiate us from the competition.

We provide our customers with industry-leading digital solutions, including Beacon Pro+, our innovative e-commerce portal, and Beacon 3D+, a dynamic modeling tool for our residential customers. These platforms help our customers save time, work more efficiently and grow their business. Additional value-added services we offer include, but are not limited to, job site delivery, custom designed tapered roofing systems, metal fabrication and trade credit. We consider customer relations and our employees’ knowledge of roofing and building materials to be vital to our ability to increase customer loyalty and maintain customer satisfaction. Our customers’ business success can be enhanced when they are supported by our efficient and effective distribution network. We invest significant resources in professional development, management skills, product knowledge and operational proficiency. We pride ourselves on providing these capabilities developed on a foundation of continuous improvement driving service excellence, productivity and efficiencies.

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

In addition, we have opened seven new branches in fiscal year 2019, including locations in Huntsville, Alabama; Fresno, California; Ocala, Odessa, and Panama City, Florida; Reno, Nevada; and Plano, Texas. New branch locations allow us to penetrate deeper into our existing markets and establish a greater presence.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in thousands):

	Three Months Ended June 30,
	2019	2018
Net sales	$1,924,534	$1,934,951
Cost of products sold	1,451,998	1,441,057
Gross profit	472,536	493,894
Operating expense:
Selling, general and administrative	328,827	323,194
Depreciation	17,731	15,811
Amortization	51,724	50,076
Total operating expense	398,282	389,081
Income (loss) from operations	74,254	104,813
Interest expense, financing costs, and other	38,089	37,348
Income (loss) before provision for income taxes	36,165	67,465
Provision for (benefit from) income taxes	5,178	18,090
Net income (loss)	$30,987	$49,375
Dividends on preferred shares	6,000	6,000
Net income (loss) attributable to common shareholders	$24,987	$43,375

	Three Months Ended June 30,
	2019	2018
Net sales	100.0%	100.0%
Cost of products sold	75.4%	74.5%
Gross profit	24.6%	25.5%
Operating expense:
Selling, general and administrative	17.1%	16.7%
Depreciation	0.9%	0.8%
Amortization	2.7%	2.6%
Total operating expense	20.7%	20.1%
Income (loss) from operations	3.9%	5.4%
Interest expense, financing costs, and other	2.0%	1.9%
Income (loss) before provision for income taxes	1.9%	3.5%
Provision for (benefit from) income taxes	0.3%	0.9%
Net income (loss)	1.6%	2.6%
Dividends on preferred shares	0.3%	0.4%
Net income (loss) attributable to common shareholders	1.3%	2.2%

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

As of June 30, 2019, we had a total of 537 branches in operation. Our existing market calculations include the operating results of the 530 branches that meet our definition (7 branches were excluded because they were acquired after the start of the third quarter of fiscal year 2018).

The following table summarizes our results of operations by market type (existing and acquired) for the periods presented (in thousands):

	Existing Markets		Acquired Markets		Consolidated
	Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Net sales	$1,910,625	$1,932,463	$13,909	$2,488	$1,924,534	$1,934,951

Gross profit	$468,602	$493,246	$3,934	$648	$472,536	$493,894
Gross margin	24.5%	25.5%	28.3%	26.0%	24.6%	25.5%

Operating expense:
Selling, general, and administrative	$326,020	$322,788	$2,807	$406	$328,827	$323,194
Depreciation	17,664	15,764	67	47	17,731	15,811
Amortization	51,213	50,026	511	50	51,724	50,076
Operating expense[1]	$394,897	$388,578	$3,385	$503	$398,282	$389,081
Operating expense as a % of net sales	20.7%	20.1%	24.3%	20.2%	20.7%	20.1%

Operating income (loss)	$73,705	$104,668	$549	$145	$74,254	$104,813
Operating margin	3.9%	5.4%	3.9%	5.8%	3.9%	5.4%

___________________________________________

[1]

Existing market operating expense for 2019 and 2018 includes $7.4 million ($4.9 million, net of taxes) and $10.0 million ($7.1 million, net of taxes), respectively, of acquisition costs and business restructuring costs.

Net Sales

Consolidated net sales decreased 0.5% to $1.92 billion in 2019, from $1.93 billion in 2018. Existing market net sales decreased 1.1% to $1.91 billion in 2019, from $1.93 billion in 2018. The year-over-year decrease in existing market net sales was mainly influenced by the following factors:

•	heavier rainfall levels in May and June across most regions;

partially offset by:

•	higher pricing across all major product lines; and
•	positive sales growth in the Southwest market.

Existing market net sales by geographical region increased (decreased) from 2018 to 2019 as follows: Northeast 1.4%; Mid-Atlantic (5.4%); Southeast (0.6%); Southwest 3.8%; Midwest (2.2%); West (3.2%); and Canada 3.7%.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below).

Product line net sales for our existing markets were as follows (in thousands):

	Three Months Ended June 30,
	2019		2018		Change
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$846,944	44.3%	$821,827	42.5%	$25,117	3.1%
Non-residential roofing products	471,661	24.7%	483,335	25.0%	(11,674)	(2.4%)
Complementary building products	592,020	31.0%	627,301	32.5%	(35,281)	(5.6%)
Total existing market sales	$1,910,625	100.0%	$1,932,463	100.0%	$(21,838)	(1.1%)

Acquired market net sales were $13.9 million in 2019. We recognized acquired market product line net sales of $1.3 million in residential roofing products, $12.2 million in complementary building products and immaterial sales in non-residential roofing products.

Gross Profit

Gross profit and gross margin for our consolidated and existing markets were as follows (in thousands):

	Three Months Ended June 30,		Change[1]
	2019	2018	$	%
Gross profit - consolidated	$472,536	$493,894	$(21,358)	(4.3%)
Gross profit - existing markets	468,602	493,246	(24,644)	(5.0%)
Gross margin - consolidated	24.6%	25.5%	N/A	(0.9%)
Gross margin - existing markets	24.5%	25.5%	N/A	(1.0%)

___________________________________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Consolidated gross profit decreased 4.3% to $472.5 million in 2019, from $493.9 million in 2018. Existing market gross profit decreased 5.0% to $468.6 million in 2019, from $493.2 million in 2018.

Consolidated gross margin was 24.6% in 2019, down 0.9% from 25.5% in 2018. Existing market gross margin was 24.5% in 2019, down 1.0% from 25.5% in 2018. The year-over-year decrease in existing market gross margin was influenced by a product cost increase of approximately 3.5% and an unfavorable mix shift, partially offset by a price increase of approximately 3% across all product lines.

Consolidated gross margin and existing market gross margin were similar due to most branches being classified as existing market branches for the period. Consolidated direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expense) compared to our warehouse sales, represented 12.5% and 13.9% of our net sales in 2019 and 2018, respectively.

Operating Expense

Operating expense for consolidated and existing markets was as follows (in thousands):

	Three Months Ended June 30,		Change[1]
	2019	2018	$	%
Operating expense - consolidated	$398,282	$389,081	$9,201	2.4%
Operating expense - existing markets	394,897	388,578	6,319	1.6%
% of net sales - consolidated	20.7%	20.1%	N/A	0.6%
% of net sales - existing markets	20.7%	20.1%	N/A	0.6%

 _________________________________________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Consolidated operating expense increased 2.4% to $398.3 million in 2019, from $389.1 million in 2018. Existing market operating expense increased 1.6% to $394.9 million in 2019, from $388.6 million in 2018. The year-over-year increase in existing market operating expense was mainly influenced by the following factors:

•	a net increase in payroll and employee benefit costs of $4.4 million, mainly due to annual merit increases;
•	an increase in depreciation expense of $1.9 million, mainly due to an accelerated run rate of depreciation expense related to assets acquired in the Allied Acquisition; and
•	an increase in general and administrative expenses of $1.8 million, mainly due to higher business insurance costs;

partially offset by:

•	an increase in gain on the sale of assets of $2.0 million.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $38.1 million in 2019, remaining relatively flat compared to $37.3 million in 2018.

Income Taxes

There was an income tax provision of $5.2 million in 2019, compared to $18.1 million in 2018. The decrease in income tax provision was mainly driven by a reduction in pre-tax book income of $31.3 million compared to 2018. The effective tax rate, excluding any discrete items, was 13.8% in 2019, compared to 29.5% in 2018. We expect our fiscal year 2019 effective tax rate, excluding any discrete items, will range from approximately 35.0% to 37.0%.

Net Income (Loss)/Net Income (Loss) Per Share

Net income (loss) was $31.0 million in 2019, compared to $49.4 million in 2018. There were $6.0 million of dividends on preferred shares in 2019 and 2018, making net income (loss) attributable to common shareholders of $25.0 million in 2019, compared to $43.4 million in 2018. We calculate net income (loss) per share by dividing net income (loss), less dividends on preferred shares and adjustments for participating securities, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by utilizing the most dilutive result after applying and comparing the two-class method and if-converted method (see Note 5 in the Notes to Condensed Consolidated Financial Statements for further discussion).

The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2019	2018
Net income (loss)	$30,987	$49,375
Dividends on preferred shares	6,000	6,000
Net income (loss) attributable to common shareholders	24,987	43,375
Undistributed income allocated to participating securities	(3,099)	(5,406)
Net income (loss) attributable to common shareholders - basic and diluted (if-converted method)	$21,888	$37,969
Undistributed income allocated to participating securities	3,099	5,406
Re-allocation of undistributed income to preferred shares	(3,068)	(5,334)
Net income (loss) attributable to common shareholders - diluted (two-class method)	$21,919	$38,041

Weighted-average common shares outstanding - basic	68,477,946	68,086,387
Effect of common share equivalents	787,438	1,061,756
Weighted-average common shares outstanding - diluted (if-converted and two-class method)	69,265,384	69,148,143

Net income (loss) per share - basic	$0.32	$0.56
Net income (loss) per share - diluted (two-class method)	0.32	0.55
Net income (loss) per share - diluted (if-converted method)	0.32	0.55

Comparison of the Nine Months Ended June 30, 2019 and 2018

The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in thousands):

	Nine Months Ended June 30,
	2019	2018
Net sales	$5,075,247	$4,482,555
Cost of products sold	3,832,154	3,380,531
Gross profit	1,243,093	1,102,024
Operating expense:
Selling, general and administrative	976,928	858,534
Depreciation	52,779	41,640
Amortization	155,508	105,339
Total operating expense	1,185,215	1,005,513
Income (loss) from operations	57,878	96,511
Interest expense, financing costs, and other	116,902	99,486
Income (loss) before provision for income taxes	(59,024)	(2,975)
Provision for (benefit from) income taxes	(21,032)	(53,291)
Net income (loss)	$(37,992)	$50,316
Dividends on preferred shares	18,000	12,000
Net income (loss) attributable to common shareholders	$(55,992)	$38,316

	Nine Months Ended June 30,
	2019	2018
Net sales	100.0%	100.0%
Cost of products sold	75.5%	75.4%
Gross profit	24.5%	24.6%
Operating expense:
Selling, general and administrative	19.3%	19.2%
Depreciation	1.0%	0.9%
Amortization	3.1%	2.3%
Total operating expense	23.4%	22.4%
Income (loss) from operations	1.1%	2.2%
Interest expense, financing costs, and other	2.3%	2.2%
Income (loss) before provision for income taxes	(1.2%)	0.0%
Provision for (benefit from) income taxes	(0.5%)	(1.1%)
Net income (loss)	(0.7%)	1.1%
Dividends on preferred shares	0.4%	0.2%
Net income (loss) attributable to common shareholders	(1.1%)	0.9%

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

As of June 30, 2019, we had a total of 537 branches in operation. Our existing market calculations include the operating results of the 325 branches that meet our definition (212 branches were excluded because they were acquired after the start of fiscal year 2018).

The following table summarizes our results of operations by market type (existing and acquired) for the periods presented (in thousands):

	Existing Markets		Acquired Markets		Consolidated
	Nine Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Net sales	$2,961,392	$2,933,600	$2,113,855	$1,548,955	$5,075,247	$4,482,555

Gross profit	$681,415	$703,431	$561,678	$398,593	$1,243,093	$1,102,024
Gross margin	23.0%	24.0%	26.6%	25.7%	24.5%	24.6%

Operating expense:
Selling, general, and administrative	$556,330	$555,112	$420,598	$303,422	$976,928	$858,534
Depreciation	27,182	23,178	25,597	18,462	52,779	41,640
Amortization	37,674	45,886	117,834	59,453	155,508	105,339
Operating expense[1]	$621,186	$624,176	$564,029	$381,337	$1,185,215	$1,005,513
Operating expense as a % of net sales	21.0%	21.3%	26.7%	24.6%	23.4%	22.4%

Operating income (loss)	$60,230	$79,255	$(2,352)	$17,256	$57,878	$96,511
Operating margin	2.0%	2.7%	(0.1%)	1.1%	1.1%	2.2%

___________________________________________

1  Existing market operating expense for 2019 and 2018 includes $23.0 million ($16.3 million, net of taxes) and $43.8 million ($31.0 million, net of taxes), respectively, of acquisition costs and business restructuring costs.

Net Sales

Consolidated net sales increased 13.2% to $5.08 billion in 2019, from $4.48 billion in 2018. Existing market net sales increased 0.9% to $2.96 billion in 2019, from $2.93 billion in 2018. The year-over-year increase in existing market net sales was mainly influenced by the following factors:

•	double-digit net sales growth in the Northeast and Mid-Atlantic markets;
•	stronger demand due to the impact of Hurricanes Florence and Michael; and
•	higher pricing across all major product lines;

partially offset by:

•	decreased storm-related demand in the Southwest, Midwest and West markets; and
•	heavier rainfall levels in 2019 across most regions.

Existing market net sales by geographical region increased (decreased) from 2018 to 2019 as follows: Northeast 10.6%; Mid-Atlantic 13.0%; Southeast 1.7%; Southwest (3.2%); Midwest (5.8%); West (13.2%); and Canada 0.5%.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below).

Product line net sales for our existing markets were as follows (in thousands):

	Nine Months Ended June 30,
	2019		2018		Change
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$1,571,512	53.0%	$1,513,880	51.6%	$57,632	3.8%
Non-residential roofing products	843,062	28.5%	868,354	29.6%	(25,292)	(2.9%)
Complementary building products	546,818	18.5%	551,366	18.8%	(4,548)	(0.8%)
Total existing market sales	$2,961,392	100.0%	$2,933,600	100.0%	$27,792	0.9%

Acquired market net sales were $2.11 billion in 2019. We recognized acquired market product line net sales of $597.2 million in residential roofing products, $357.5 million in non-residential roofing products and $1,159.1 million in complementary building products.

Gross Profit

Gross profit and gross margin for our consolidated and existing markets were as follows (in thousands):

	Nine Months Ended June 30,		Change[1]
	2019	2018	$	%
Gross profit - consolidated	$1,243,093	$1,102,024	$141,069	12.8%
Gross profit - existing markets	681,415	703,431	(22,016)	(3.1%)
Gross margin - consolidated	24.5%	24.6%	N/A	(0.1%)
Gross margin - existing markets	23.0%	24.0%	N/A	(1.0%)

 ___________________________________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Consolidated gross profit increased 12.8% to $1.24 billion in 2019, from $1.10 billion in 2018. Existing market gross profit decreased 3.1% to $681.4 million in 2019, from $703.4 million in 2018.

Consolidated gross margin was 24.5% in 2019, down 0.1% from 24.6% in 2018. Existing market gross margin was 23.0% in 2019, down 1.0% from 24.0% in 2018. The year-over-year decrease in existing market gross margin was influenced by a product cost increase of approximately 5-6%, partially offset by a price increase of approximately 5% across all product lines.

Consolidated gross margin was higher than existing market gross margin due to the positive impact of recent acquisitions. Consolidated direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expense) compared to our warehouse sales, represented 12.6% and 13.7% of our net sales in 2019 and 2018, respectively.

Operating Expense

Operating expense for consolidated and existing markets was as follows (in thousands):

	Nine Months Ended June 30,		Change[1]
	2019	2018	$	%
Operating expense - consolidated	$1,185,215	$1,005,513	$179,702	17.9%
Operating expense - existing markets	621,186	624,176	(2,990)	(0.5%)
% of net sales - consolidated	23.4%	22.4%	N/A	1.0%
% of net sales - existing markets	21.0%	21.3%	N/A	(0.3%)

 _________________________________________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Consolidated operating expense increased 17.9% to $1.19 billion in 2019, from $1.01 billion in 2018. Existing market operating expense decreased 0.5% to $621.2 million in 2019, from $624.2 million in 2018. The year-over-year decrease in existing market operating expense was mainly influenced by the following factors:

•	a net decrease in general and administrative expense of $12.3 million, mainly due to higher incursion of acquisition-related costs in the prior period;

partially offset by:

•	an increase in payroll and employee benefit costs of $10.1 million, mainly due to annual merit increases.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $116.9 million in 2019, compared to $99.5 million in 2018. The increase was mainly driven by the additional interest costs related to a higher average outstanding debt balance over the comparative periods as a direct result of the Allied Acquisition.

Income Taxes

There was an income tax benefit of $21.0 million in 2019, compared to $53.3 million in 2018. The decrease in income tax benefit was mainly driven by the impact of the Tax Cuts and Jobs Act of 2017. In 2018, the Company remeasured its deferred tax assets and liabilities based on the revised corporate tax rate, which was the primary driver of a $49.2 million net tax benefit for the period. The effective tax rate, excluding any discrete items, was 36.5% in 2019, compared to 29.5% in 2018. We expect our fiscal year 2019 effective tax rate, excluding any discrete items, will range from approximately 35.0% to 37.0%.

Net Income (Loss)/Net Income (Loss) Per Share

Net income (loss) was $(38.0) million in 2019, compared to $50.3 million in 2018. There were $18.0 million of dividends on preferred shares in 2019, compared to $12.0 million in 2018, making net income (loss) attributable to common shareholders of $(56.0) million in 2019, compared to $38.3 million in 2018. We calculate net income (loss) per share by dividing net income (loss), less dividends on preferred shares and adjustments for participating securities, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by utilizing the most dilutive result after applying and comparing the two-class method and if-converted method (see Note 5 in the Notes to Condensed Consolidated Financial Statements for further discussion).

The following table presents the all the components utilized to calculate basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Nine Months Ended June 30,
	2019	2018
Net income (loss)	$(37,992)	$50,316
Dividends on preferred shares	18,000	12,000
Net income (loss) attributable to common shareholders	(55,992)	38,316
Undistributed income allocated to participating securities	-	(3,293)
Net income (loss) attributable to common shareholders - basic and diluted (if-converted method)	$(55,992)	$35,023
Undistributed income allocated to participating securities	-	3,293
Re-allocation of undistributed income to preferred shares	-	(3,238)
Net income (loss) attributable to common shareholders - diluted (two-class method)	$(55,992)	$35,078

Weighted-average common shares outstanding, basic	68,391,882	67,976,980
Effect of common share equivalents	-	1,263,060
Weighted-average common shares outstanding - diluted (if-converted and two-class method)	68,391,882	69,240,040

Net income (loss) per share - basic	$(0.82)	$0.52
Net income (loss) per share - diluted (two-class method)	(0.82)	0.51
Net income (loss) per share - diluted (if-converted method)	(0.82)	0.51

Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we prepare certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), specifically:

•	Adjusted Net Income (Loss)/Adjusted EPS
•	Adjusted EBITDA

We define Adjusted Net Income (Loss) as net income that excludes acquisition costs, business restructuring costs, and the effects of tax reform. Adjusted Net Income (Loss) per share or "Adjusted EPS" is calculated by dividing the Adjusted Net Income (Loss) for the period by the weighted-average diluted shares outstanding for the period after assuming the full conversion of the participating Preferred Stock.

We define Adjusted EBITDA as net income plus interest expense (net of interest income), income taxes, depreciation and amortization, stock-based compensation, acquisition costs, and business restructuring costs. EBITDA is a measure commonly used in the distribution industry, and we present Adjusted EBITDA to enhance your understanding of our operating performance.

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

While we believe that these non-GAAP measures are useful to investors when evaluating our business, they are not prepared and presented in accordance with GAAP, and therefore should be considered supplemental in nature. You should not consider these non-GAAP measures in isolation or as a substitute for other financial performance measures presented in accordance with GAAP. These non-GAAP financial measures may have material limitations including, but not limited to, the exclusion of certain costs without a corresponding reduction of net income for the income generated by the assets that the excluded costs are related to. In addition, these non-GAAP financial measures may differ from similarly titled measures presented by other companies.

Adjusted Net Income (Loss)/Adjusted EPS

The following table presents a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss)/Adjusted EPS for each of the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2019		2018		2019		2018
	Amount	Per Share[1]	Amount	Per Share[1]	Amount	Per Share[2]	Amount	Per Share[2]
Net income (loss)	$30,987	$0.39	$49,375	$0.63	$(37,992)	$(0.49)	$50,316	$0.67
Adjustments:
Acquisition costs[3]	60,482	0.77	63,561	0.80	185,922	2.38	171,289	2.26
Business restructuring costs[4]	1,664	0.02	-	-	1,664	0.02	-	-
Effects of tax reform[5]	-	-	(1,166)	(0.02)	(462)	(0.01)	(49,149)	(0.65)
Total adjustments	62,146	0.79	62,395	0.78	187,124	2.39	122,140	1.61
Tax impact of total adjustments[6]	(20,563)	(0.26)	(18,370)	(0.23)	(54,946)	(0.69)	(49,860)	(0.66)
Total adjustments, net of tax	41,583	0.53	44,025	0.55	132,178	1.70	72,280	0.95
Adjusted Net Income (Loss)	$72,570	$0.92	$93,400	$1.18	$94,186	$1.21	$122,596	$1.62

___________________________________________________

[1]

The weighted-average share count utilized in the calculation of Adjusted EPS for the three months ended June 30, 2019 is 78,960,003, which is equal to the 69,265,384 diluted weighted-average shares outstanding plus the assumed conversion of 9,694,619 weighted-average shares of participating Preferred Stock. The weighted-average share count utilized in the calculation of Adjusted EPS for the three months ended June 30, 2018 is 78,842,762, which is equal to the 69,148,143 diluted weighted-average shares outstanding plus the assumed conversion of 9,694,619 weighted-average shares of participating Preferred Stock. The shares of participating Preferred Stock were excluded from the GAAP net income (loss) per share calculations for both periods due to their anti-dilutive nature.

[2]

The weighted-average share count utilized in the calculation of Adjusted EPS for the nine months ended June 30, 2019 is 78,086,501, which is equal to the 68,391,882 diluted weighted-average shares outstanding plus the assumed conversion of 9,694,619 weighted-average shares of participating Preferred Stock. The weighted-average share count utilized in the calculation of Adjusted EPS for the nine months ended June 30, 2018 is 75,632,096, which is equal to the 69,240,040 diluted weighted-average shares outstanding plus the assumed conversion of 6,392,056 weighted-average shares of participating Preferred Stock. The shares of participating Preferred Stock were excluded from the GAAP net income (loss) per share calculations for both periods due to their anti-dilutive nature.

[3]	The following table presents a breakout of the components of acquisition costs for each of the periods indicated:
	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Amortization of intangible assets	$51,723	$50,075	$155,508	$105,339
Costs classified as selling, general, and administrative[a]	5,733	9,957	21,337	43,827
Amortization of debt issuance costs	3,026	3,529	9,077	22,123
Total acquisition costs	60,482	63,561	185,922	171,289

__________________________________________________

a.

Selling, general, and administrative costs related to acquisitions are mainly composed of professional fees, branch integration expenses, travel expenses, employee severance and retention costs, and other personnel expenses.

[4]	Business restructuring costs are mainly composed of costs stemming from headcount rationalization efforts.
[5]	Impact of the Tax Cuts and Jobs Act of 2017.
[6]

The effective tax rate applied to these adjustments is calculated by using forecasted adjusted pre-tax income while factoring in estimated discrete tax adjustments for the fiscal year. The tax impact of adjustments for the three months ended June 30, 2019 and 2018 were calculated using an effective tax rate of 33.1% and 28.9%, respectively. The tax impact of adjustments for the nine months ended June 30, 2019 and 2018 were calculated using an effective tax rate of 29.3% and 29.1%, respectively.

Adjusted EBITDA

The following table presents a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$30,987	$49,375	$(37,992)	$50,316
Interest expense, net	40,169	39,055	121,800	104,334
Income taxes	5,178	18,090	(21,032)	(53,291)
Depreciation and amortization	69,455	65,887	208,287	146,979
Stock-based compensation	4,637	5,298	12,901	13,133
Acquisition costs[1]	5,733	9,957	21,337	43,827
Business restructuring costs[2]	1,664	-	1,664	-
Adjusted EBITDA	$157,823	$187,662	$306,965	$305,298

Adjusted EBITDA as a % of net sales	8.2%	9.7%	6.0%	6.8%

 ____________________________________________________________

[1]

Represents selling, general, and administrative costs related to acquisitions (excluding the impact of tax). Other items the Company classifies as acquisition costs are embedded in other balances of the table.

[2]	Business restructuring costs are mainly composed of costs stemming from headcount rationalization efforts.

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

Certain Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for the first three quarters of 2019 and fiscal year 2018, which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends (in thousands, except per share amounts):

	2019			2018
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1[1]
Net sales	$1,924,534	$1,429,037	$1,721,676	$1,935,756	$1,934,951	$1,425,625	$1,121,979
% of fiscal year’s net sales	37.9%	28.2%	33.9%	30.2%	30.1%	22.2%	17.5%

Gross profit	472,536	334,988	435,569	491,297	493,894	338,377	269,753
% of fiscal year’s gross profit	38.0%	26.9%	35.0%	30.8%	31.0%	21.2%	16.9%

Income (loss) from operations	74,254	(54,630)	38,254	108,115	104,813	(57,398)	49,096
% of fiscal year’s income (loss) from operations	128.3%	(94.4%)	66.1%	52.8%	51.2%	(28.1%)	24.0%

Net income (loss)	$30,987	$(68,086)	$(893)	$48,310	$49,375	$(66,655)	$67,596
Dividends on preferred shares	6,000	6,000	6,000	6,000	6,000	6,000	-
Net income (loss) attributable to common shareholders	$24,987	$(74,086)	$(6,893)	$42,310	$43,375	$(72,655)	$67,596

Net income (loss) per share - basic	$0.32	$(1.08)	$(0.10)	$0.54	$0.56	$(1.07)	$1.00
Net income (loss) per share - diluted	$0.32	$(1.08)	$(0.10)	$0.54	$0.55	$(1.07)	$0.98
 _____________________________________________________________________

[1]	Results from the first quarter of fiscal year 2018 do not include the impact of the Allied Acquisition (see Note 3 in the Notes to Condensed Consolidated Financial Statements for further discussion).

Liquidity

Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration available borrowings and the seasonal nature of our business.

Our principal sources of liquidity as of June 30, 2019 were our cash and cash equivalents of $27.7 million and our available borrowings of $789.2 million under our asset-based lending revolving credit facility.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$(194,897)	$(1,019)
Net cash provided by (used in) investing activities	(202,110)	(2,749,657)
Net cash provided by (used in) financing activities	294,778	2,638,850
Effect of exchange rate changes on cash and cash equivalents	31	1,127
Net increase (decrease) in cash and cash equivalents	$(102,198)	$(110,699)

Operating Activities

Net cash used in operating activities was $194.9 million in 2019, compared to $1.0 million in 2018. Cash from operations decreased $193.9 million due to an incremental cash outflow of $213.9 million stemming from changes to our net working capital, mainly driven by decreases in accounts payable and accrued expenses. This decrease was partially offset by an increase in net income after adjustments for non-cash items of $20.0 million.

Investing Activities

Net cash used in investing activities was $202.1 million in 2019, compared to $2.75 billion in 2018. The $2.55 billion of additional investing cash spend was primarily due to the impact of the Allied Acquisition in 2018, partially offset by the $164.0 million payment resulting from the 338(h)(10) election made in October 2018 (see Note 3 in the Notes to Condensed Consolidated Financial Statements).

Financing Activities

Net cash provided by financing activities was $294.8 million in 2019, compared to $2.64 billion in 2018. The financing cash flow decrease of $2.34 billion was primarily due to the combined $2.27 billion impact of the 2025 Senior Notes and 2025 Term Loan that we entered into in 2018 in connection with the Allied Acquisition (see Note 8 in the Notes to Condensed Consolidated Financial Statements for further discussion).

Capital Resources

As of June 30, 2019, we had access to the following financing arrangements:

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

There is one financial covenant under the 2023 ABL, which is a Consolidated Fixed Charge Ratio. The Consolidated Fixed Charge Ratio is calculated by dividing consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) by Consolidated Fixed Charges (both as defined in the agreement). Per the covenant, our Consolidated Fixed Charge Ratio must be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis. The Company was in compliance with this covenant as of June 30, 2019.

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

As of June 30, 2019, the total balance outstanding on the 2023 ABL, net of $8.8 million of unamortized debt issuance costs, was $424.0 million. We also have outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $13.3 million as of June 30, 2019.

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

As of June 30, 2019, the outstanding balance on the 2025 Term Loan, net of $30.3 million of unamortized debt issuance costs, was $927.6 million.

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

As of June 30, 2019, the outstanding balance on the 2025 Senior Notes, net of $17.8 million of debt issuance costs, was $1.28 billion.

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

As of June 30, 2019, the outstanding balance on the 2023 Senior Notes, net of $5.4 million of unamortized debt issuance costs, was $294.6 million.

Equipment Financing Facilities and Other

As of June 30, 2019, we had $8.0 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 2.89% and payments due through September 2021.

As of June 30, 2019, we had $8.0 million of capital lease obligations outstanding. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

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

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2018 Annual Report on Form 10-K have not changed materially during the three-month period ended June 30, 2019.

Item 4.	Controls and Procedures

As of June 30, 2019, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)). Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

On January 2, 2018, we completed our acquisition of Allied Building Products Corp. ("Allied"). As permitted under existing SEC staff guidance, management elected to exclude Allied from our internal controls assessment for fiscal year 2018. However, for fiscal year 2019, the acquired Allied business is within the scope of management’s assessment of internal controls. Management has fully integrated all of the acquired Allied branches, and internal controls at the Allied branches were part of management’s assessment of internal controls for effectiveness as of June 30, 2019. The full integration of the Allied branches did not lead to material changes to our internal controls over financial reporting.

Including the Allied Acquisition, there has been no change to our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1*	Amendment and Restatement of Section 2(a) of the Registration Rights Agreement, dated June 11, 2019

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1*	Certification pursuant to 18 U.S.C. Section 1350

101*	101.INS Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH Inline XBRL Taxonomy Extension Schema
101.CAL Inline XBRL Taxonomy Extension Calculation
101.PRE Inline XBRL Taxonomy Extension Presentation
101.LAB Inline XBRL Taxonomy Extension Labels
101.DEF Inline XBRL Taxonomy Extension Definition

________________________________________________

+	Management contract or compensatory plan/arrangement
*	Filed herewith

Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Inline Extensible Business Reporting Language (iXBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q: (i) the Consolidated Balance Sheets as of June 30, 2019; September 30, 2018; and June 30, 2018, (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2019 and 2018, (iv) the Consolidated Statements of Stockholders’ Equity for the three and nine months ended June 30, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2019 and 2018, and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: August 7, 2019	BY:	/s/ JOSEPH M. NOWICKI
Joseph M. Nowicki
Executive Vice President & Chief Financial Officer