Form 10-K
period 2019-09-30
BEACON ROOFING SUPPLY INC
filed 2019-11-26
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2019

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold as of the end of the second quarter ended March 31, 2019, was $2.00 billion.

The number of shares of common stock outstanding as of October 31, 2019 was 68,585,920.

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

Year Ended September 30, 2019

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

We believe that it is important to communicate our future expectations to our investors. However, there are events in the future that we are not able to accurately predict or control. The factors listed under Item 1A, Risk Factors, as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those described under Item 1A, Risk Factors and elsewhere in this Form 10-K.

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

Overview

Beacon is the largest publicly traded distributor of roofing materials and complementary building products in the United States and Canada. We are among the oldest and most established distributors in the industry. The complementary building products we distribute include siding, windows, insulation, waterproofing systems, wallboard, acoustical ceilings, and other specialty exterior and interior building products. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of contractors, and to a lesser extent, home builders, retailers, and other building materials suppliers.

As of September 30, 2019, we operated 529 branches throughout all 50 states in the U.S. and 6 provinces in Canada. We offer one of the most extensive assortments of high-quality branded products in the industry, with approximately 140,000 SKUs available across our branch network, enabling us to deliver products to serve over 110,000 customers on a timely basis.

For the fiscal year ended September 30, 2019 (“fiscal year 2019” or “2019”), residential roofing products comprised 43.3% of our sales, non-residential roofing products accounted for 24.0% of our sales, and complementary products provided the remaining 32.7% of our sales. Approximately 97.4% of our net sales were to customers located in the United States.

We provide our customers with a comprehensive array of value-added benefits, including access to an industry-leading digital platform that we continue to enhance and improve. The services and tools we provide are focused on supporting the entire business lifecycle and enhancing our customers’ ability to meet and exceed the needs of their clientele (see “Our Products and Services” for a full listing). We believe these value-added benefits distinguish us from our competition and promote high levels of customer retention. Our ability to save our customers time and money also enables us to achieve attractive gross profit margins on our product sales. We have earned a reputation for providing a high level of product availability and high-quality customer service thanks to our experienced employees who provide timely, accurate, and safe delivery of our products.

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

Since our initial public offering (“IPO”) in 2004, we have achieved growth through completing strategic and complementary acquisitions, opening new branch locations, and broadening the scope of our product offerings. We have grown from net sales of $652.9 million in fiscal year 2004 to net sales of $7.1 billion in fiscal year 2019, representing a compound annual growth rate (“CAGR”) of 17.3%. Over the same period, income from operations has increased from $34.7 million to $147.8 million, representing a CAGR of 10.1%. Our organic growth, which includes growth from existing and newly opened branches (“greenfields”) but excludes growth from recently acquired branches, has averaged a CAGR of 4.7% per annum since 2004. The successful execution of our growth strategy is summarized by the following:

•

We have completed 46 strategic and complementary acquisitions since 2004, highlighted by the acquisitions of Allied Building Products Corp. (“Allied”) for $2.88 billion in 2018 (the “Allied Acquisition”) and Roofing Supply Group, LLC (“RSG”) for $1.17 billion in 2016 (the “RSG Acquisition”). These acquisitions expanded our geographic footprint, enhanced our scale and market presence, diversified our product offerings, and positioned us to provide new growth opportunities that will increase our long-term profitability.

•

We have opened 89 new branch locations since 2004, allowing us to establish a greater presence across the regions that we serve. In 2019 alone, we opened nine new branch locations across Alabama, California, Florida, Nevada, North Carolina, Pennsylvania and Texas.

Our Industry

Market Size

Based on management’s estimates, we believe the roofing distribution market in the United States and Canada represents approximately $26 billion in revenue with roughly 60% of the market in residential roofing and 40% in commercial. We also participate in other exterior and interior building products categories, including siding, wallboard, acoustical ceilings, waterproofing, windows and insulation. Collectively, we believe these other building products have a larger addressable market opportunity than our primary roofing distribution business.

Demand Drivers

We believe the majority of roofing demand is driven by re-roofing activity (estimated at 80-90%), with the remaining balance being tied to new construction. Re-roofing projects are considered to be necessary maintenance and repair expenditures and are therefore less likely to be postponed during periods of recession or slower economic growth. As a result, demand for roofing products historically has been less volatile than overall demand for construction products.

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

In addition to our domestic operations, we also operate in 6 provinces across Canada. These international locations represented approximately 2.6% of our total net sales for the fiscal year ended September 30, 2019. We expect overall demand for operations in Canada to grow at rate similar to our United States operations. For further geographic information, see Notes 4 and 14 in the Notes to the Consolidated Financial Statements.

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

Given significant consolidation in the past decade, Beacon and two other distributors now represent over 50% of the industry. The industry is characterized by these “national” distributors, a large number of local and regional roofing supply participants, as well as home improvement retailers and lumberyards. Our competition primarily involves the local, regional and national specialty roofing distributors.

Our complementary products are distributed from traditional exteriors locations or branches designed to address a specific product and customer subset (e.g., interiors). The competitive landscape within interiors shares similar fragmentation characteristics to roofing, as four large participants, including Beacon, hold approximately a 50% combined position in the market. The other product categories are typically more fragmented and have more meaningful involvement from manufacturer direct sales, home improvement and specialty retailers and lumber yards.

Our Strengths

We believe the sales and earnings growth we have achieved over time has been, and will continue to be, driven by our primary competitive strengths, which include the following:

•

Leading distribution platform with a national scope.  We maintain leading positions in key metropolitan markets across all regions that we serve, which currently includes all 50 states throughout the U.S. and 6 Canadian provinces. We utilize a branch-based operating model that benefits from the resources and scale efficiencies of a national distributor.

•

Strategic geographic presence and regional specialization.  Our geographic footprint is designed to provide advantages in the regional markets we serve. We provide our customers with specialized products and personalized local services tailored to their specific geographic region. This focus on customer service allows us to provide useful guidance to our customers throughout the project lifecycle.

•

Diversified and stable business model.  Our business has been protected in times of economic downturn because of the non-discretionary nature of the demand for our products as well as the diversity of both our product offerings and our customer base. For the fiscal year ended September 30, 2019, no single customer accounted for more than 1% of our net sales. We have a long history of organic sales growth and healthy gross margins through a variety of economic cycles.

•

Industry-leading digital platform.  We provide industry-leading digital solutions, including Beacon PRO+, our innovative e-commerce portal, and Beacon 3D+, an in-home visualizer and dynamic modeling tool for our residential customers. These platforms help our customers save time, work more efficiently and grow their business.

•

Strong cash flow generation.  We have increased net sales in thirteen of the fifteen fiscal years since our IPO, including increases in each of the last nine consecutively. Our track record of growth, combined with limited capital expenditure requirements, has resulted in strong cash flow generation that has allowed us to manage our debt leverage effectively.

•

Experienced management team with a successful track record of growth and integration. Our key employees, including executive officers, division presidents, and branch managers, are among the most experienced members of the roofing and building materials industry and have a track record of achieving growth and delivering profitability. Since our 2004 IPO, the Beacon management team has successfully completed and integrated 46 acquisitions and opened 89 new greenfield locations. We have a history of improving the financial and operating performance of our acquired businesses, allowing us to achieve incremental growth following integration onto our platform.

•

Well-designed technological infrastructure that continues to evolve.  We have made a significant investment in our internal information systems and technological resources. Nearly our entire branch network operates on the same management information systems, providing us with a consistent platform to deliver excellent customer service and achieve operating efficiencies in purchasing, pricing and inventory management. Our unified platform has promoted the seamless integration of all our acquired businesses and allows us to pursue additional growth opportunities without concerns of significant additional investment.

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

•

Expand product offerings and increase cross-selling activities.  Due to the unique characteristics of each geographic region, our local customers typically require market-specific product offerings. We believe we have one of the most extensive offerings of high-quality branded products in the industry, with approximately 140,000 SKUs available across our branch network, and we feel that there are opportunities for our branches to expand their current product rosters. This will create additional opportunities for our branches to cross-sell more products throughout our existing network. In particular, we seek to expand non-residential roofing sales into markets where we currently sell mostly residential roofing. In addition, we work closely with customers and suppliers to identify new products and services, and continue to expand our product offering to include complementary building materials such as windows, siding, doors, waterproofing systems, insulation and metal fabrication.

•

Continue to provide exceptional customer service and expertise.  We provide a comprehensive array of high-quality products and offer value-added services. In fiscal year 2019, we were able to support our customers by fulfilling approximately 99.1% of warehouse orders through our in-stock inventory as a result of the breadth and depth of the inventory maintained at our local branches. We believe that our focus on providing both value-added services and accurate and rapid order fulfillment enables us to attract and retain customers.

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

Our product portfolio includes residential and non-residential roofing products as well as complementary building products, including:

Product Portfolio
Residential	Non-Residential	Complementary
Roofing Products	Roofing Products	Building Products
Asphalt shingles	Single-ply roofing	Vinyl siding
Synthetic slate and tile	Asphalt	Fiber cement siding
Clay tile	Metal	Wallboard
Concrete tile	Modified bitumen	Insulation
Slate	Build-up roofing	Acoustical ceilings
Nail base insulation	Cements and coatings	Stone veneer
Metal roofing	Insulation (flat stock/tapered)	Windows
Felts	Commercial fasteners	Doors
Synthetic underlayment	Metal edges and flashings	Skylights
Wood shingles and shakes	Smoke/roof hatches	Waterproofing
Nails and fasteners	Sheet metal (copper/aluminum/steel)	Gutters and downspouts
Metal edgings and flashings	Roofing tools	Decking and railing
Prefabricated flashings	PVC membrane	Air barrier
Ridge and soffit vents	TPO membrane	Concrete restoration systems
Solar systems	EPDM membrane	Steel stud framing

Our product lines are designed to meet the requirements of our customers, comprised mainly of contractors that are engaged in new construction or renovation projects. The products that we distribute are supplied by the industry’s leading manufacturers of high-quality roofing materials, siding, insulation, wallboard, acoustical ceilings, waterproofing, windows, doors, decking and related products (See “Purchasing and Suppliers”).

In the residential market, asphalt shingles comprise the largest share of the products we sell. We also distribute additional types of shingles, as well as roofing tile, gutters and accessories to complement any type of roof.

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

In the area of complementary building products, siding, wallboard, waterproofing and acoustical ceilings comprise the largest share of the products we sell out of our portfolio. Additionally, we distribute windows, decking and related exterior shelter products to meet the expansive needs of our customers.

Services

We emphasize superior value-added services to our customers, and our goal is to help our customers save time, be more efficient and enhance their business. We employ a knowledgeable sales force that possesses an in-depth understanding of the various roofing and building products we provide. Our sales force is capable of providing guidance to our customers throughout the lifecycles of their various projects. Specifically, we support our customers with the following value-added services:

•	advice and assistance on product identification, specification and technical support, and training services;
•	a large, service ready fleet with a broad footprint supporting timely job site delivery, rooftop loading and logistical services;
•	tapered insulation engineered with enhanced computer-aided design and related layout services;
•	metal fabrication and related metal roofing design and layout services;
•	access to Beacon PRO+, our e-commerce platform, which provides customers with 24/7 online access to delivery tracking, order history, promotional tracking and more;
•	access to Beacon 3D+, our residential estimating tool that helps our customers attract and retain more business;
•	exclusive relationships with vendors that help promote delivery tracking and lead generation;
•	trade credit and online bill pay; and
•	marketing support, including project leads for contractors.

Our Customers

We serve over 110,000 customers, comprised of contractors, home builders, building owners, and other resellers across the United States and Canada. Our customer base varies by size, ranging from relatively small contractors to large-sized contractors and builders that operate on a national scale. A significant number of our customers have relied on us as their vendor of choice for decades. We believe that we have strong customer relationships that our competitors cannot easily displace or replicate. For the fiscal year ended September 30, 2019, no single customer accounted for more than 1% of our net sales.

Our Culture and Employees

We believe that our values-based culture is a key differentiator, which is critical to our success. We pride ourselves on attracting and retaining highly dedicated and customer-focused employees at all levels of the organization. We maintain a safety-first environment and strong relations with our employees.

As of September 30, 2019, we had 8,147 employees consisting of 2,371 in sales and marketing, 979 branch managers and assistant branch managers, 4,012 drivers, delivery helpers and warehouse workers, 715 general and administrative employees and 70 executives. We have 440 employees that are represented by labor unions and there are no material outstanding labor disputes.

Sales and Marketing

Sales Strategy

Our sales strategy is to provide a comprehensive array of high-quality products and superior customer service, both accurately and on time. We believe that our proficiency in order fulfillment and inventory management and our robust catalog of value-added services, particularly the Beacon PRO+ e‑commerce platform, enable us to attract and retain customers and differentiate ourselves from the competition.

Sales Organization

Our experienced sales force includes individuals responsible for generating sales at the local branch level as well individuals who focus on our larger, national account customers. We also retain sales personnel with specialized knowledge in relevant areas like solar and insulation. The breadth and expertise of our salespeople help us facilitate sales growth from both existing and prospective customers alike.

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

The primary objectives of our outside salespeople are to increase sales to existing customers and prospect for new customers. These activities are supported by utilizing our CRM (Customer Relationship Management) system throughout our selling organization. All outside sales representatives have a strategic group of existing customers that they actively manage to ensure that Beacon is meeting and exceeding their respective needs. They also spend time seeking new customers in order to grow and expand their portfolios.

To complement our outside sales force, we have built an experienced and technically proficient inside sales staff with vital product expertise to address inquiries from our customers. Our inside sales force is on the front line of customer engagement and also is responsible for fielding incoming orders and providing price quotes.

In addition to our outside and inside sales forces, we employ representatives who act as liaisons for certain roofing materials manufacturers to assist with the promotion of specific products to professional contractors, architects and building owners.

Marketing

Our marketing efforts are designed to ensure that our current and prospective customers understand the benefits they receive both from their local Beacon branches and from being part of a broader network of locations. As a supplement to the efforts of our sales force, each of our branches communicates with customers in its local market through email, newsletters, direct mail, social media, public relations and the key industry websites. In order to build and strengthen relationships with customers and vendors, we offer exclusive promotions and help sponsor key national and regional trade shows. We also develop general business and roofing seminars for our customers and organize product demonstrations by our vendors. We are an active member of the National Roofing Contractors Association, National Women in Roofing, and certain regional contractors’ associations.

In fiscal year 2017, we introduced Beacon PRO+, our innovative e-commerce portal that enables customers to order online from our catalog of approximately 140,000 products and have 24/7 access to view real time pricing, process and review the status of orders, track deliveries, monitor local storm activity and vendor promotions, request and approve quotes, and pay their bills online. The unique digital platform helps our customers save time, be more efficient, and enhance their business.

In fiscal year 2018, we introduced Beacon 3D+, a leading-edge service offering to our residential customers that transforms smartphone photos of any home to a fully measured, customizable 3D model. It is based on an exclusive relationship that enables us to be the only roofing supplier with this technology. Beacon 3D+ saves our customers time with measuring and pricing estimates and helps homeowners easily visualize what the finished project will look like.

Purchasing and Suppliers

Our status as a leader in our core geographic markets, as well as our reputation in the industry, has allowed us to forge strong relationships with numerous manufacturers of roofing materials and complementary building products, including Armstrong World Industries, Atlas Roofing, Berger Building Products, Building Products of Canada, Carlisle Syntec, CertainTeed Roofing, CertainTeed Siding, ClarkDietrich, Firestone Building Products, GAF, IKO Manufacturing, James Hardie Building Products, Johns Manville Roofing, Malarkey, National Gypsum, Owens Corning Roofing, Ply Gem, Soprema, and TAMKO Building Products.

We are positioned as a key distributor with our suppliers due to our industry expertise, market share, track record of growth and financial strength, and the substantial volume of products that we distribute.

We manage the procurement of products through our national headquarters and regional offices, allowing us to take advantage of both scale and local market conditions to purchase products more economically than most of our competitors. We place purchase orders electronically with some of our major vendors. When invoices are received, our system matches them to the related purchase orders and then schedules the associated payment. Product is shipped directly by the manufacturers to our branches or customers.

Operations and Infrastructure

Operations

Our branch-based model provides each location with a significant amount of autonomy to operate within the parameters of our overall business model. Operations at each branch are tailored to meet local customer needs. Branch managers are responsible for sales, pricing and staffing activities, and have full operational control of customer service and deliveries. We provide our branch managers with significant incentives that allow them to share in the profitability of both their respective branches and the Company as a whole. Employees at our regional and corporate locations assist the branches with, among other things, procurement, credit and safety services, fleet management, information systems support, contract management, accounting, treasury and legal services, human resources, benefits administration and sales and use tax services.

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

Our digital platform serves as an extension of our brick and mortar operations and provides customers with 24/7 access to order and track delivery of our products. These advanced capabilities provide us with additional opportunities to engage with our customers and support the entire project lifecycle, enhancing their overall customer experience while contributing to the profitability of our Company.

In fiscal year 2019, we were able to support our customers by fulfilling approximately 99.1% of warehouse orders through our in-stock inventory as a result of the breadth and depth of the inventory maintained at our branches.

Facilities

As of September 30, 2019, we operated a network of 529 branches that serve key metropolitan areas in all 50 states throughout the U.S. and 6 Canadian provinces. This network has enabled us to effectively and efficiently serve a broad customer base and to achieve a leading market position in each of our geographic markets.

Fleet

During the year ended September 30, 2019, our distribution infrastructure supported more than 1.6 million deliveries. To service our customer base, we maintained a dedicated owned fleet of 1,860 straight trucks, 603 tractors and 1,238 trailers as of September 30, 2019. Nearly all of our delivery vehicles are equipped with specialized equipment, including 2,421 truck-mounted forklifts, cranes, hydraulic booms and conveyors, which are necessary to deliver products to rooftop job sites in an efficient and safe manner and in accordance with our customers’ requirements.

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

We deploy an array of cybersecurity capabilities to protect our various business systems and data. Our branches are connected to a common computer network via secure Internet connections or private data lines. We maintain redundant systems with transactional data getting replicated throughout each business day. We have the capability of electronically switching our operations to the disaster recovery system. We retain many financial, credit and other documents for purposes of internal approvals, online viewing and auditing.

Government Regulations

We are subject to regulation by various federal, state, provincial and local agencies. These agencies include the Environmental Protection Agency, Department of Transportation, Occupational Safety and Health Administration and Department of Labor and Equal Employment Opportunity Commission. We believe we comply, in all material respects, with existing applicable statutes and regulations affecting environmental issues and our employment, workplace health and workplace safety practices.

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

Our growth strategy includes acquiring other distributors of roofing materials and complementary products. Acquisitions involve numerous risks, including:

•

unforeseen difficulties in integrating operations, technologies, services, accounting and employees, including difficulties in operating and integrating Allied’s interior products business line, a business line which we have operated for only a limited period of time;

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

We distribute roofing and other specialty exterior and interior building materials that are manufactured by a number of major suppliers. Disruptions in our sources of supply may occur as a result of unanticipated demand or production or delivery difficulties. When shortages occur, roofing material suppliers often allocate products among distributors. Although we believe that our relationships with our suppliers are strong and that we would have access to similar products from competing suppliers should products be unavailable from current sources, any supply shortage, particularly of the most commonly sold items, could result in a loss of revenues and reduced margins and damage relationships with customers.

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

A portion of the products we sell are for residential and non-residential construction. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including credit and capital availability, interest rates, foreclosure rates, housing inventory levels and occupancy, changes in the tax laws, employment levels, consumer confidence and the health of the United States economy and mortgage markets. Economic downturns in the regions and markets we serve could result in lower revenues and, since many of our expenses are fixed, lower profitability. In addition, demand for certain interior products, such as drywall, is highly correlated with new housing starts, which are subject to the factors detailed above. The challenging economic conditions in recent years, including tighter credit markets, have adversely affected demand for new residential and non-residential projects and, to a lesser extent, re-roofing projects, and may continue to negatively affect expenditures for roofing in the near term. Unfavorable changes in demographics, credit markets, consumer confidence, housing affordability, or housing inventory levels and occupancy, or a weakening of the United States economy or of any regional or local economy in which we operate could adversely affect consumer spending, result in decreased demand for our products, and adversely affect our business. In addition, instability in the economy and financial markets, including as a result of terrorism or civil or political unrest, may result in a decrease in housing starts, which would adversely affect our business.

Seasonality and weather-related conditions may have a significant impact on our financial results from period to period

The demand for our outdoor building materials is heavily correlated to both seasonal changes and unpredictable weather patterns. Seasonal demand fluctuations are expected, such as in our second fiscal quarter, when winter construction cycles and cold weather patterns have an adverse impact on new construction and re-roofing activity. The timing of weather patterns (unseasonable temperatures) and severe weather events (hurricanes, storms and protracted rain) may impact our financial results within a given period either positively or negatively, making it difficult to accurately forecast our results of operations. We expect that these seasonal and weather-related variations will continue in the near future.

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

Since we rely heavily on information technology both in serving our customers and in our enterprise infrastructure in order to achieve our objectives, we may be vulnerable to damage or intrusion from a variety of deliberate cyber-attacks carried out by insiders or third parties, including computer viruses, worms or other malicious software programs that may access our systems. Despite the precautions we take to mitigate the risks of such events, an attack on our enterprise information technology system could result in business disruption and/or theft of our proprietary and confidential information. Such events could harm our reputation and have an adverse impact on our financial results, including the impact of related legal, regulatory, and remediation costs.

An impairment of goodwill and/or other intangible assets could reduce net income.

Acquisitions frequently result in the recording of goodwill and other intangible assets. At September 30, 2019, goodwill represented approximately 39.0% of our total assets. Goodwill is not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. Our accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine the fair values of our reporting units by using a qualitative approach.

We evaluate the recoverability of goodwill for impairment in between our annual tests when events or changes in circumstances, including a sustained decline in our market capitalization, indicate that the carrying amount of goodwill may not be recoverable. We also perform an annual qualitative assessment to evaluate whether evidence exists that would indicate our indefinite-lived intangibles are impaired. In addition, we review for triggering events that could indicate a need for an impairment test for finite-lived intangible assets. Any impairment of goodwill or indefinite- or finite-lived intangibles will reduce net income in the period in which the impairment is recognized.

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

As of September 30, 2019, we had $1.28 billion in aggregate principal amount of our 4.875% senior notes due in 2025 outstanding, $294.9 million in aggregate principal amount of our 6.375% senior notes due in 2023 outstanding, $926.5 million outstanding under our senior secured term loan due in 2025, $81.0 million drawn under our asset-based revolving line of credit with a 2023 maturity date, and $13.6 million of total other indebtedness. Our substantial debt could have important consequences to us, including:

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

On January 2, 2018 we issued 400,000 shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”) to CD&R Boulder Holdings, L.P. (the “CD&R Stockholder”), an entity affiliated with the investment firm Clayton, Dubilier & Rice LLC, pursuant to an Investment Agreement dated August 24, 2017 (the “Investment Agreement”). The proceeds of the issuance were used to partially finance the Allied Acquisition. The Preferred Stock is convertible perpetual participating preferred stock of Beacon, with an initial conversion price of $41.26 per share, and accrues dividends at a rate of 6.0% per annum (payable in cash or in-kind, subject to specified limitations). The Preferred Stock may be converted at any time at the option of the holder into 9,694,619 shares of our common stock. In addition, under the terms of the Preferred Stock, we may, at our option, force the conversion of all (but not less than all) of the outstanding shares of Preferred Stock to common stock if at any time the market price of our common stock exceeds 200% of the then-effective conversion price per share for at least 75 days out of any trailing 90-trading day period. Any conversion of the Preferred Stock may significantly dilute our common shareholders and adversely affect both our net income per share and the market price of our common stock.

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

Our registration rights agreement with the CD&R Stockholder requires us to register all shares held by the CD&R Stockholder and its permitted transferees (including shares of our common stock issued upon conversion of Preferred Stock) under the Securities Act upon request of the CD&R Stockholder. The registration rights for the CD&R Stockholder will allow it to sell its shares without compliance with the volume and manner of sale limitations under Rule 144 promulgated under the Securities Act and will facilitate the resale of such securities into the public market. The market value of our common stock could decline as a result of sales by the CD&R Stockholder from time to time. In particular, the sale of a substantial number of our shares by the CD&R Stockholder within a short period of time, or the perception that such sale might occur, could cause our stock price to decrease, make it more difficult for us to raise funds through future offerings of Beacon common stock or acquire other businesses using Beacon common stock as consideration.

The CD&R Stockholder holds a significant equity interest in our business and may exercise significant influence over us, including through its ability to designate up to two directors to our board of directors, and its interests as a preferred equity holder may diverge from, or even conflict with, the interests of our other common shareholders.

As of September 30, 2019, the CD&R Stockholder beneficially owns shares of our common stock and Preferred Stock, which, taken together on an as-converted basis, represent approximately 30.0% of our total voting power. As a result, the CD&R Stockholder may have the indirect ability to significantly influence our policies and operations. In addition, under the Investment Agreement, the CD&R Stockholder is entitled to appoint up to two directors to our board of directors. Both Nathan K. Sleeper and Philip W. Knisely, partners at CD&R, currently serve as directors. Notwithstanding that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the directors designated by the CD&R Stockholder may differ from the interests of our other directors or common shareholders as a whole. With such representation on our board of directors, the CD&R Stockholder has influence over the appointment of management and any action requiring the vote of our board of directors, including significant corporate action such as mergers and sales of substantially all of our assets. The directors controlled by the CD&R Stockholder will also be able to influence decisions affecting our capital structure, including decisions to issue additional capital stock and incur additional debt. Additionally, for so long as the CD&R Stockholder owns Preferred Stock, certain matters will require the approval of the CD&R Stockholder, including: (1) amendments or modifications to our charter, by-laws or the certificate of designations governing the Preferred Stock that would adversely affect the Preferred Stock, (2) authorization, creation, increase in the authorized amount of, or issuance of any class or series of senior or parity equity securities or any security convertible into, shares of senior or parity equity securities (but not junior securities), (3) any increase or decrease in the authorized number of preferred shares or the issuance of additional shares of Preferred Stock, (4) amendments to our debt agreements that would, among other things, adversely affect our ability to pay dividends on the Preferred Stock, subject to certain exceptions, and (5) the liquidation, dissolution or filing of a voluntary petition for bankruptcy or receivership. The CD&R Stockholder and its affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business. In addition, the CD&R Stockholder may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their overall equity investment and have a negative impact to our common shareholders as a whole. Furthermore, the CD&R Stockholder may, in the future, own businesses that directly or indirectly compete with us. The CD&R Stockholder may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of October 31, 2019, we leased 511 branch facilities and 12 non-branch facilities throughout the United States and Canada. These leased facilities range in size from approximately 2,000 to 348,000 square feet. In addition, as of October 31, 2019, we owned 18 branch facilities. These owned facilities range in size from approximately 11,500 square feet to 68,000 square feet. These facilities are pledged as collateral under our senior secured term loan and our asset based revolving line of credit. We believe that our properties are in good operating condition and adequately serve our current business operations.

The following table summarizes the locations of our branches and facilities as of October 31, 2019:

		Non-Branch
Location	Branches	Facilities
U.S. State
Alabama	7
Alaska	1
Arizona	5
Arkansas	4
California	48
Colorado	18
Connecticut	7
Delaware	3
Florida	39	1
Georgia	14	1
Hawaii	9
Idaho	2
Illinois	16
Indiana	8
Iowa	2
Kansas	4	1
Kentucky	5
Louisiana	8
Maine	4
Maryland	21	2
Massachusetts	13
Michigan	11
Minnesota	6
Mississippi	2
Missouri	9
Montana	1
Nebraska	6
Nevada	4
New Hampshire	2
New Jersey	21	1
New Mexico	1
New York	19
North Carolina	24	1
North Dakota	3
Ohio	10	2
Oklahoma	2
Oregon	7	1
Pennsylvania	35
Rhode Island	2
South Carolina	8
South Dakota	2
Tennessee	8
Texas	39	1
Utah	6
Vermont	1
Virginia	15	1

Washington	18
West Virginia	4
Wisconsin	4
Wyoming	2
Total — United States	510	12

Canadian Province
Alberta	3
British Columbia	3
Nova Scotia	1
Ontario	6
Quebec	5
Saskatchewan	1
Total — Canada	19	-

Total — All	529	12

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Select Market (the “Nasdaq”) under the symbol “BECN”. As of November 6, 2019, there were 79 registered holders of record of our common stock.

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

Stock Performance Graph

This stock performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Beacon Roofing Supply, Inc. under the Securities Act of 1933, as amended, or the Exchange Act. The performance of Beacon Roofing Supply, Inc.’s common stock depicted in the stock performance graph represents historical results only and is not necessarily indicative of future performance.

The following graph compares the cumulative total shareholder return on Beacon Roofing Supply, Inc.’s common stock (based on market prices) for the last five fiscal years with the cumulative total return on (i) the Nasdaq Index and (ii) the S&P 1500 Trading Companies & Distributors Index, assuming a hypothetical $100 investment in each on September 30, 2014 and the re-investment of all dividends. The closing price of our common stock on September 30, 2019, was $33.53.

	Base	INDEXED RETURNS
	Period	Years Ended September 30,
Company / Index	9/30/2014	2015	2016	2017	2018	2019
Beacon Roofing Supply, Inc.	100	127.51	165.11	201.14	142.03	131.59
Nasdaq Index	100	104.00	121.08	149.75	187.44	188.43
S&P 1500 Trading Companies & Distributors Index	100	77.74	91.45	103.96	143.24	131.44

ITEM 6.    SELECTED FINANCIAL DATA

You should read the following selected financial information together with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included in this Form 10-K. We have derived the statement of operations data for the years ended September 30, 2019, 2018, and 2017, and the balance sheet data as of September 30, 2019 and 2018, from our audited financial statements included in this Form 10-K. We have derived the statements of operations data for the years ended September 30, 2016 and 2015, and the balance sheet data as of September 30, 2017, 2016, and 2015, from our audited financial statements not included in this Form 10-K.

Consolidated Statement of Operations Data:

	Year Ended September 30,
	2019	2018	2017	2016	2015
Net sales	$7,105,160	$6,418,311	$4,376,670	$4,127,109	$2,515,169
Cost of products sold	5,368,605	4,824,990	3,300,731	3,114,040	1,919,804
Gross profit	1,736,555	1,593,321	1,075,939	1,013,069	595,365
Operating expense	1,588,803	1,388,695	859,843	808,085	478,284
Income (loss) from operations	147,752	204,626	216,096	204,984	117,081
Interest expense, financing costs, and other	158,534	136,544	52,751	58,452	11,037
Income (loss) before provision for income taxes	(10,782)	68,082	163,345	146,532	106,044
Provision for (benefit from) income taxes	(170)	(30,544)	62,481	56,615	43,767
Net income (loss)	$(10,612)	$98,626	$100,864	$89,917	$62,277
Dividends on preferred shares	24,000	18,000	-	-	-
Net income (loss) attributable to common shareholders	$(34,612)	$80,626	$100,864	$89,917	$62,277

Weighted-average common stock outstanding:
Basic	68,424,288	68,012,879	60,315,648	59,424,372	49,578,130
Diluted	68,424,288	69,191,039	61,344,263	60,418,067	50,173,478

Net income (loss) per share:
Basic	$(0.51)	$1.07	$1.67	$1.51	$1.26
Diluted	$(0.51)	$1.05	$1.64	$1.49	$1.24

Balance Sheet Data:

	September 30,
	2019	2018	2017	2016	2015
Cash and cash equivalents	$72,287	$129,927	$138,250	$31,386	$45,661
Total assets	6,392,812	6,508,662	3,449,557	3,113,859	1,539,428
Total long-term indebtedness[1]	2,586,576	2,606,096	750,233	1,117,711	192,567
Total stockholders’ equity	1,862,353	1,884,305	1,781,806	1,323,827	883,116

[1]	Net of debt issuance costs

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

While we believe that these non-GAAP measures are useful to investors when evaluating our business, they are not prepared and presented in accordance with GAAP, and therefore should be considered supplemental in nature. You should not consider these non-GAAP measures in isolation or as a substitute for other financial performance measures presented in accordance with GAAP. These non-GAAP financial measures may have material limitations including, but not limited to, the exclusion of certain costs without a corresponding reduction of net income for the income generated by the assets to which the excluded costs are related. In addition, these non-GAAP financial measures may differ from similarly titled measures presented by other companies.

Adjusted Net Income (Loss)/Adjusted EPS

The following table presents a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss)/Adjusted EPS for each of the periods indicated (in thousands, except per share amounts):

	Year Ended September 30,
	2019		2018		2017
	Amount	Per Share[1]	Amount	Per Share[2]	Amount	Per Share[3]
Net income (loss)	$(10,612)	$(0.14)	$98,626	$1.29	$100,864	$1.64
Adjustments:
Acquisition costs[4]	244,262	3.13	220,466	2.89	103,634	1.69
Business restructuring costs[5]	7,354	0.09	-	-	-	-
Effects of tax reform[6]	(462)	(0.01)	(48,805)	(0.64)	-	-
Total adjustments	251,154	3.21	171,661	2.25	103,634	1.69
Tax impact of total adjustments[7]	(64,326)	(0.81)	(63,607)	(0.84)	(40,007)	(0.65)
Total adjustments, net of tax	186,828	2.40	108,054	1.41	63,627	1.04
Adjusted Net Income (Loss)	$176,216	$2.26	$206,680	$2.70	$164,491	$2.68

__________________________________________________

[1]

The weighted-average share count utilized in the calculation of Adjusted EPS for the year ended September 30, 2019 is 78,118,907, which is equal to the 68,424,288 diluted weighted-average shares outstanding plus the assumed conversion of 9,694,619 weighted-average shares of participating Preferred Stock. The shares of participating Preferred Stock were excluded from the GAAP net income (loss) per share calculations for the period due to their anti-dilutive nature.

[2]

The weighted-average share count utilized in the calculation of Adjusted EPS for the year ended September 30, 2018 is 76,415,522, which is equal to the 69,191,039 diluted weighted-average shares outstanding plus the assumed conversion of 7,224,483 weighted-average shares of participating Preferred Stock. The shares of participating Preferred Stock were excluded from the GAAP net income (loss) per share calculations for the period due to their anti-dilutive nature.

[3]	The weighted-average share count utilized in the calculation of Adjusted EPS for the year ended September 30, 2017 is 61,344,263, which is equal to the diluted weighted-average shares outstanding.
[4]	The following table presents a breakout of the components of acquisition costs for each of the periods indicated:
	Year Ended September 30,
	2019	2018	2017
Amortization of intangible assets	$207,065	$141,185	$82,465
Costs classified as selling, general, and administrative[a]	25,095	54,442	15,745
Amortization of debt issuance costs	12,102	24,839	5,424
Total acquisition costs	$244,262	$220,466	$103,634

__________________________________________________

a.

Selling, general, and administrative costs related to acquisitions are mainly composed of professional fees, branch integration expenses, travel expenses, employee severance and retention costs, and other personnel expenses.

[5]	Business restructuring costs are composed of costs stemming from headcount rationalization efforts and accrued estimated costs related to employee benefit restructuring.
[6]	Impact of the Tax Cuts and Jobs Act of 2017.

[7]

The effective tax rate applied to these adjustments is calculated by using adjusted pre-tax income while factoring in discrete tax adjustments for the fiscal year. The tax impact of adjustments for the year ended September 30, 2019, 2018 and 2017 were calculated using an effective tax rate of 25.8%, 28.9% and 38.6%, respectively.

Adjusted EBITDA

The following table presents a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended September 30,
	2019	2018	2017
Net income (loss)	$(10,612)	$98,626	$100,864
Interest expense, net	160,246	143,074	53,802
Income taxes	(170)	(30,544)	62,481
Depreciation and amortization	277,760	201,503	116,467
Stock-based compensation	16,360	16,473	15,074
Acquisition costs[1]	25,095	54,441	15,745
Business restructuring costs[2]	7,354	-	-
Adjusted EBITDA	$476,033	$483,573	$364,433

Adjusted EBITDA as a % of net sales	6.7%	7.5%	8.3%

__________________________________________________

[1]

Represents selling, general, and administrative costs related to acquisitions (excluding the impact of tax). Other items the Company classifies as acquisition costs are embedded in other balances of the table.

[2]	Business restructuring costs are composed of costs stemming from headcount rationalization efforts and accrued estimated costs related to employee benefit restructuring.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. All references to “2019,” “2018” and “2017”are referring to the twelve-month period ended September 30 for each of those respective fiscal years. The following discussion may contain forward-looking statements that reflect our plans and expectation. Our actual results could differ materially from those anticipated by these forward-looking statements due to the factors discussed elsewhere in this Annual Report on Form 10-K, particularly in the “Risk Factors” section. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Overview

We are the largest publicly traded distributor of roofing materials and complementary building products in the United States and Canada. We are among the oldest and most established distributors in the industry. The complementary building products we distribute include siding, windows, insulation, waterproofing systems, wallboard, acoustical ceilings, and other specialty exterior and interior building products. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of contractors, and to a lesser extent, home builders, retailers, and other building materials suppliers.

As of September 30, 2019, we operated 529 branches throughout all 50 states in the U.S. and 6 provinces in Canada. We offer one of the most extensive assortments of high-quality branded products in the industry with approximately 140,000 SKUs available across our branch network, enabling us to deliver products to serve over 110,000 customers on a timely basis.

Effective execution of both our sales and operating plans enables us to grow beyond the relative strength of the markets we serve. Our business model is a bottom-up approach, where each of our branches uses its regional knowledge and experience to assist with the development of a marketing plan and product mix that is best suited for its respective market. Local alignment with overall strategic goals provides the foundation for significant ownership of results at the branch level. Our distinctive operating model and branch level autonomy differentiate us from the competition.

We provide our customers with industry-leading digital solutions, including Beacon PRO+, our innovative e-commerce portal, and Beacon 3D+, an in-home visualizer and dynamic modeling tool for our residential customers. These platforms help our customers save time, work more efficiently and grow their business. Additional value-added services we offer include, but are not limited to, job site delivery, custom designed tapered roofing systems, metal fabrication and trade credit. We consider customer relations and our employees’ knowledge of roofing and building materials to be vital to our ability to increase customer loyalty and maintain customer satisfaction. Our customers’ business success can be enhanced when they are supported by our efficient and effective distribution network. We invest significant resources in professional development, management skills, product knowledge, and operational proficiency. We pride ourselves on providing these capabilities developed on a foundation of continuous improvement that drives service excellence, productivity and efficiency.

We seek opportunities to expand our business operations through both acquisitions and organic growth (opening branches, growing sales with existing customers, adding new customers and introducing new products). Our main acquisition strategy is to target market leaders that do business in geographic areas that we currently do not service or that complement our existing regional operations. We pursue organic growth opportunities that allow us to penetrate deeper into target markets and establish a greater presence. The most recent successful execution of our growth strategy is summarized by the following:

•

On January 2, 2018, we completed the acquisition of Allied Building Products Corp. (“Allied”), one of the country’s largest exterior and interior building products distributors, for $2.88 billion (the “Allied Acquisition”). This significant acquisition expanded our geographic footprint, enhanced our scale and market presence, diversified our product offerings, and positioned us to provide new growth opportunities that will increase our long-term profitability.

•	We completed two additional acquisitions in 2018, as well as five more in 2017.
•

In 2019, we opened a total of nine new branch locations across Alabama, California, Florida, Nevada, North Carolina, Pennsylvania and Texas. We opened three new branch locations in 2018 as well as four more in 2017.

General

We sell all materials necessary to install, replace and repair residential and non-residential roofs, including:

•	Shingles, standard and specialty;
•	Single-ply roofing;
•	Metal roofing and accessories;

•	Modified bitumen;
•	Built-up roofing;
•	Insulation;
•	Slate and tile roofing;
•	Fasteners, coatings and cements; and
•	Other roofing accessories.

We also sell complementary building products such as:

•	Vinyl, wood and fiber cement siding;
•	Doors, windows and millwork;
•	Decking and railing;
•	Building insulation;
•	Waterproofing systems;
•	Wallboard; and
•	Acoustical ceilings.

We serve over 110,000 customers, none of which individually represents more than 1% of our total net sales. Many of our customers are small to mid-size contractors with relatively limited capital resources. We maintain strict credit review and approval policies, which has helped to keep losses from uncollectible customer receivables within our expectations. Our expenses consist primarily of the cost of products purchased for resale, labor, fleet, occupancy, and selling and administrative expenses.

Results of Operations

The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in thousands):

	Year Ended September 30,
	2019	2018	2017
Net sales	$7,105,160	$6,418,311	$4,376,670
Cost of products sold	5,368,605	4,824,990	3,300,731
Gross profit	1,736,555	1,593,321	1,075,939
Operating expense:
Selling, general and administrative	1,311,043	1,187,192	743,376
Depreciation	70,695	60,318	34,002
Amortization	207,065	141,185	82,465
Total operating expense	1,588,803	1,388,695	859,843
Income (loss) from operations	147,752	204,626	216,096
Interest expense, financing costs, and other	158,534	136,544	52,751
Income (loss) before provision for income taxes	(10,782)	68,082	163,345
Provision for (benefit from) income taxes	(170)	(30,544)	62,481
Net income (loss)	$(10,612)	$98,626	$100,864
Dividends on preferred shares	24,000	18,000	-
Net income (loss) attributable to common shareholders	$(34,612)	$80,626	$100,864

	Year Ended September 30,
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of products sold	75.6%	75.2%	75.4%
Gross profit	24.4%	24.8%	24.6%
Operating expense:
Selling, general and administrative	18.4%	18.5%	16.9%
Depreciation	1.0%	0.9%	0.8%
Amortization	2.9%	2.2%	1.9%
Total operating expense	22.3%	21.6%	19.6%
Income (loss) from operations	2.1%	3.2%	5.0%
Interest expense, financing costs, and other	2.2%	2.1%	1.2%
Income (loss) before provision for income taxes	(0.1%)	1.1%	3.8%
Provision for (benefit from) income taxes	0.0%	(0.4%)	1.5%
Net income (loss)	(0.1%)	1.5%	2.3%
Dividends on preferred shares	0.4%	0.2%	0.0%
Net income (loss) attributable to common shareholders	(0.5%)	1.3%	2.3%

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

As of September 30, 2019, we had a total of 529 branches in operation. Our existing market calculations include the operating results of the 312 branches that meet our definition (217 branches were excluded because they were acquired after the start of fiscal year 2018).

Comparison of the Years Ended September 30, 2019 and 2018

The following table summarizes our results of operations by market type (existing and acquired) for the periods presented (in thousands):

	Existing Markets		Acquired Markets		Consolidated
	Year Ended September 30,
	2019	2018	2019	2018	2019	2018
Net sales	$4,151,179	$4,020,188	$2,953,981	$2,398,123	$7,105,160	$6,418,311

Gross profit	$957,288	$969,364	$779,267	$623,957	$1,736,555	$1,593,321
Gross margin	23.1%	24.1%	26.4%	26.0%	24.4%	24.8%

Operating expense:
Selling, general, and administrative	$746,880	$733,213	$564,163	$453,979	$1,311,043	$1,187,192
Depreciation	34,804	31,451	35,891	28,867	70,695	60,318
Amortization	50,016	60,893	157,049	80,292	207,065	141,185
Operating expense[1]	$831,700	$825,557	$757,103	$563,138	$1,588,803	$1,388,695
Operating expense as a % of net sales	20.0%	20.5%	25.6%	23.5%	22.3%	21.6%

Operating income (loss)	$125,588	$143,806	$22,164	$60,820	$147,752	$204,626
Operating margin	3.0%	3.6%	0.8%	2.5%	2.1%	3.2%

___________________________________________

1  Total operating expense for 2019 and 2018 includes $29.2 million (none from acquired markets) and $54.4 million ($0.9 million from acquired markets), respectively, of acquisition costs and business restructuring costs. Acquired market operating expense for 2019 reflects full year of impact from the Allied Acquisition, compared to three quarters in 2018.

Net Sales

Consolidated net sales increased 10.7% to $7.11 billion in 2019, from $6.42 billion in 2018. Existing market net sales increased 3.3% to $4.15 billion in 2019, from $4.02 billion in 2018. The year-over-year increase in existing market net sales was mainly influenced by the following factors:

•	double-digit net sales growth in the Northeast and Mid-Atlantic markets;
•	stronger demand due to the impact of Hurricanes Florence and Michael; and
•	higher pricing across all major product lines;

partially offset by:

•	decreased storm-related demand in the Midwest and West markets; and
•	heavier rainfall levels in 2019 across most regions.

Existing market net sales by geographical region increased (decreased) from 2018 to 2019 as follows: Northeast 12.6%; Mid-Atlantic 10.8%; Southeast 3.3%; Southwest 3.1%; Midwest (4.0%); West (6.3%); and Canada 4.3%.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below).

Product line net sales for our existing markets were as follows (in thousands):

	Year Ended September 30,
	2019		2018		Change
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$2,207,851	53.2%	$2,063,800	51.3%	$144,051	7.0%
Non-residential roofing products	1,183,422	28.5%	1,200,934	29.9%	(17,512)	(1.5%)
Complementary building products	759,906	18.3%	755,454	18.8%	4,452	0.6%
Total existing market sales	$4,151,179	100.0%	$4,020,188	100.0%	$130,991	3.3%

Acquired market net sales were $2.95 billion in 2019. We recognized acquired market product line net sales of $871.8 million in residential roofing products, $521.8 million in non-residential roofing products and $1.56 billion in complementary building products.

Gross Profit

Gross profit and gross margin for our consolidated and existing markets were as follows (in thousands):

	Year Ended September 30,		Change[1]
	2019	2018	$	%
Gross profit - consolidated	$1,736,555	$1,593,321	$143,234	9.0%
Gross profit - existing markets	957,288	969,364	(12,076)	(1.2%)
Gross margin - consolidated	24.4%	24.8%	N/A	(0.4%)
Gross margin - existing markets	23.1%	24.1%	N/A	(1.0%)

 ___________________________________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Consolidated gross profit increased 9.0% to $1.74 billion in 2019, from $1.59 billion in 2018. Existing market gross profit decreased 1.2% to $957.3 million in 2019, from $969.4 million in 2018.

Consolidated gross margin was 24.4% in 2019, down 0.4% from 24.8% in 2018. Existing market gross margin was 23.1% in 2019, down 1.0% from 24.1% in 2018. The year-over-year decrease in existing market gross margin was influenced by a product cost increase of approximately 4-5%, partially offset by a price increase of approximately 3-4% across all product lines.

Consolidated gross margin was higher than existing market gross margin due to the positive impact of recent acquisitions. Consolidated direct sales (products shipped by our vendors directly to our customers), which typically have substantially lower gross margins (and operating expense) compared to our warehouse sales, represented 12.4% and 12.8% of our net sales in 2019 and 2018, respectively.

Operating Expense

Operating expense for consolidated and existing markets was as follows (in thousands):

	Year Ended September 30,		Change[1]
	2019	2018	$	%
Operating expense - consolidated	$1,588,803	$1,388,695	$200,108	14.4%
Operating expense - existing markets	831,700	825,557	6,143	0.7%
% of net sales - consolidated	22.3%	21.6%	N/A	0.7%
% of net sales - existing markets	20.0%	20.5%	N/A	(0.5%)

 _________________________________________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Consolidated operating expense increased 14.4% to $1.59 billion in 2019, from $1.39 billion in 2018. Existing market operating expense increased 0.7% to $831.7 million in 2019, from $825.6 million in 2018. The year-over-year increase in existing market operating expense was mainly influenced by the following factors:

•	an increase in payroll and employee benefit costs of $21.1 million, mainly due to annual merit increases, payroll taxes, and insurance costs;
•	an increase in real property and facility-related costs of $6.1 million, composed mainly of increases in warehouse and building maintenance expenses; and
•	an increase in selling expense of $2.5 million, mainly due to higher sales volume and related costs;

partially offset by:

•	a net decrease in general and administrative expense of $13.8 million, mainly due to higher incursion of acquisition-related costs in the prior period; and
•	a decrease in amortization expense of $10.9 million, mainly due to the scheduled declining run-rate of intangible amortization related to acquisitions.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $158.5 million in 2019, compared to $136.5 million in 2018. The increase was mainly driven by incremental interest costs from the financing of the Allied Acquisition due to the additional quarter in 2019 over which the related debt was outstanding.

Income Taxes

There was an income tax benefit of $0.2 million in 2019, compared to $30.5 million in 2018. The decrease in income tax benefit was mainly driven by the impact of the Tax Cuts and Jobs Act of 2017. In 2018, the Company remeasured its deferred tax assets and liabilities based on the revised corporate tax rate, which was the primary driver of a $48.8 million net tax benefit for the period. The effective tax rate, excluding any discrete items, was 36.5% in 2019, compared to 30.7% in 2018.

Net Income (Loss)/Net Income (Loss) Per Share

Net income (loss) was $(10.6) million in 2019, compared to $98.6 million in 2018. There were $24.0 million of dividends on preferred shares in 2019, compared to $18.0 million in 2018, making net income (loss) attributable to common shareholders of $(34.6) million in 2019, compared to $80.6 million in 2018. We calculate net income (loss) per share by dividing net income (loss), less dividends on preferred shares and adjustments for participating securities, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by utilizing the most dilutive result after applying and comparing the two-class method and if-converted method (see Note 5 in the Notes to Condensed Consolidated Financial Statements for further discussion).

The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Year Ended September 30,
	2019	2018
Net income (loss)	$(10,612)	$98,626
Dividends on preferred shares	24,000	18,000
Net income (loss) attributable to common shareholders	(34,612)	80,626
Undistributed income allocated to participating securities	-	(7,742)
Net income (loss) attributable to common shareholders - basic and diluted (if-converted method)	$(34,612)	$72,884
Undistributed income allocated to participating securities	-	7,742
Re-allocation of undistributed income to preferred shares	-	(7,623)
Net income (loss) attributable to common shareholders - diluted (two-class method)	$(34,612)	$73,003

Weighted-average common shares outstanding, basic	68,424,288	68,012,879
Effect of common share equivalents	-	1,178,160
Weighted-average common shares outstanding - diluted (if-converted and two-class method)	68,424,288	69,191,039

Net income (loss) per share - basic	$(0.51)	$1.07
Net income (loss) per share - diluted (two-class method)	(0.51)	1.06
Net income (loss) per share - diluted (if-converted method)	(0.51)	1.05

Comparison of the Years Ended September 30, 2018 and 2017

The discussion of our results of operations for 2018 compared to 2017 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.

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

Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for 2019 and 2018 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends (in thousands, except per share amounts):

	2019				2018
	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1[1]
Net sales	$2,029,913	$1,924,534	$1,429,037	$1,721,676	$1,935,756	$1,934,951	$1,425,625	$1,121,979
% of fiscal year’s net sales	28.6%	27.1%	20.1%	24.2%	30.2%	30.1%	22.2%	17.5%

Gross profit	493,462	472,536	334,988	435,569	491,297	493,894	338,377	269,753
% of fiscal year’s gross profit	28.4%	27.2%	19.3%	25.1%	30.8%	31.0%	21.2%	16.9%

Income (loss) from operations	89,874	74,254	(54,630)	38,254	108,115	104,813	(57,398)	49,096
% of fiscal year’s income (loss) from operations	60.8%	50.3%	(37.0%)	25.9%	52.8%	51.2%	(28.1%)	24.0%

Net income (loss)	$27,380	$30,987	$(68,086)	$(893)	$48,310	$49,375	$(66,655)	$67,596
Dividends on preferred shares	6,000	6,000	6,000	6,000	6,000	6,000	6,000	-
Net income (loss) attributable to common shareholders	$21,380	$24,987	$(74,086)	$(6,893)	$42,310	$43,375	$(72,655)	$67,596

Net income (loss) per share - basic	$0.27	$0.32	$(1.08)	$(0.10)	$0.54	$0.56	$(1.07)	$1.00
Net income (loss) per share - diluted	$0.27	$0.32	$(1.08)	$(0.10)	$0.54	$0.55	$(1.07)	$0.98

_________________________________________________________________

[1]	Results from the first quarter of fiscal year 2018 do not include the impact of the Allied Acquisition (see Note 3 in the Notes to Condensed Consolidated Financial Statements for further discussion).

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the economic inflation rate. In general, we have historically been successful in passing on price increases from our vendors to our customers in a timely manner. Following modest levels of price deflation in recent years, 2018 and 2019 saw increased product inflation from our suppliers. During periods of inflation, Beacon has a successful history of offsetting higher products costs with increased selling prices.

Liquidity

Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business.

Our principal sources of liquidity as of September 30, 2019 were our cash and cash equivalents of $72.3 million and our available borrowings of $1.14 billion under our asset-based lending revolving credit facility.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended September 30,
	2019	2018	2017
Net cash provided by (used in) operating activities	$212,653	$539,381	$315,200
Net cash provided by (used in) investing activities	(211,735)	(2,784,341)	(166,985)
Net cash provided by (used in) financing activities	(58,769)	2,236,051	(40,600)
Effect of exchange rate changes on cash and cash equivalents	211	586	(751)
Net increase (decrease) in cash and cash equivalents	$(57,640)	$(8,323)	$106,864

Operating Activities

Net cash provided by operating activities was $212.7 million in 2019, compared to $539.4 million in 2018. Cash from operations decreased $326.7 million due to an incremental cash outflow of $314.5 million stemming from changes to our net working capital, mainly driven by comparatively larger cash outflows related to accounts payable, accrued expenses and prepaid expenses, as well as a decrease in net income after adjustments for non-cash items of $12.3 million.

Investing Activities

Net cash used in investing activities was $211.7 million in 2019, compared to $2.78 billion in 2018. The $2.57 billion decrease in investing cash spend was primarily due to the impact of the Allied Acquisition in 2018, partially offset by the $164.0 million payment resulting from the 338(h)(10) election made in October 2018 (see Note 3 in the Notes to the Condensed Consolidated Financial Statements).

Financing Activities

Net cash used in financing activities was $58.8 million in 2019, compared to $2.24 billion provided by financing activities in 2018. The financing cash flow decrease of $2.29 billion was primarily due to a net $1.95 billion decline in cash inflow related to financing arrangements that we entered into in connection with the Allied Acquisition in 2018 (see Note 9 in the Notes to the Consolidated Financial Statements), as well as the $400.0 million in gross proceeds we received from the issuance of Preferred Stock in 2018 (see Note 3 in the Notes to the Consolidated Financial Statements).

Monitoring and Assessing Collectability of Accounts Receivable

We perform periodic credit evaluations of our customers and typically do not require collateral, although we typically obtain payment and performance bonds for any type of public work and can lien projects under certain circumstances. Consistent with industry practices, we require payment from most customers within 30 days, except for sales to our non-residential roofing contractors, which we typically require to pay in 60 days.

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

Commitments

As of September 30, 2019, our contractual obligations were as follows (in thousands):

	Payments Due by Period
	Total	< 1 year	1-3 Years	3-5 Years	> 5 Years
2023 ABL	$89,104	$-	$-	$89,104	$-
2025 Term Loan	955,450	9,700	19,400	19,400	906,950
Senior Notes[1]	1,600,000	-	-	300,000	1,300,000
Equipment financing and other	13,598	8,989	4,580	29	-
Operating leases	527,409	110,858	191,271	125,024	100,256
Interest[2]	720,972	129,173	251,658	234,750	105,391
Total	$3,906,533	$258,720	$466,909	$768,307	$2,412,597

[1]

Represent principal amounts for 2023 Senior Notes and 2025 Senior Notes. In October 2019, the 2023 Senior Notes were fully redeemed and replaced in connection with re-financing efforts (see Note 20 in the Notes to the Consolidated Financial Statements).

[2]	Interest payments reflect all currently scheduled and projected amounts as calculated using future LIBOR projections.

Capital Resources

As of September 30, 2019 we had access to the following financing arrangements:

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

There is one financial covenant under the 2023 ABL, which is a Consolidated Fixed Charge Ratio. The Consolidated Fixed Charge Ratio is calculated by dividing consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) by Consolidated Fixed Charges (both as defined in the agreement). Per the covenant, our Consolidated Fixed Charge Ratio must be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis. The Company was in compliance with this covenant as of September 30, 2019.

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

As of September 30, 2019, the total balance outstanding on the 2023 ABL, net of $8.1 million of unamortized debt issuance costs, was $81.0 million. We also have outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $13.3 million as of September 30, 2019.

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

As of September 30, 2019, the outstanding balance on the 2025 Term Loan, net of $28.9 million of unamortized debt issuance costs, was $926.5 million.

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

As of September 30, 2019, the outstanding balance on the 2025 Senior Notes, net of $17.1 million of debt issuance costs, was $1.28 billion.

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

As of September 30, 2019, the outstanding balance on the 2023 Senior Notes, net of $5.1 million of unamortized debt issuance costs, was $294.9 million. On October 28, 2019, we redeemed all $300.0 million aggregate principal amount outstanding of the 2023 Senior Notes at a redemption price of 103.188% (see Note 20 in the Notes to the Consolidated Financial Statements).

Equipment Financing Facilities and Other

As of September 30, 2019, we had $6.9 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 2.89% and payments due through September 2021.

As of September 30, 2019, we had $6.7 million of capital lease obligations outstanding. These leases have interest rates ranging from 2.72% to 10.39% with payments due through November 2021.

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

We perform impairment assessments at the reporting unit level, which is defined as an operating segment or one level below an operating segment, also known as a component. We currently have five components which we evaluate for aggregation by examining the distribution methods, sales mix, and operating results of each component to determine if these characteristics will be sustained over a long-term basis. For purposes of this evaluation, we expect components to exhibit similar economic characteristics 3-5 years after events such as an acquisition within our core roofing business or management/business restructuring. Components that exhibit similar economic characteristics are subsequently aggregated into a single reporting unit. Based on our most recent impairment assessment performed as of August 31, 2019, it was determined that all components exhibited similar economic characteristics, and therefore should be aggregated into a single reporting unit (collectively the “Reporting Unit”).

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

Based on our most recent impairment assessment performed as of August 31, 2019, we concluded that it was more likely than not that the fair value of the goodwill and indefinite-lived intangible assets exceeded their net carrying amount, therefore the quantitative two-step impairment test was not required. Our total market capitalization exceeded carrying value by approximately 38.3% as of August 31, 2019. Other than the results of the market capitalization test, we did not identify any macroeconomic, industry conditions or cost-related factors that would indicate it is more likely than not that the fair value of the reporting unit was less than its carrying value.

We amortize certain identifiable intangible assets that have finite lives, currently consisting of non-compete agreements, customer relationships and trade names. Non-compete agreements are amortized on a straight-line basis over the terms of the associated contractual agreements; customer relationship assets are amortized on an accelerated basis based on the expected cash flows generated by the existing customers; and trade names are amortized on an accelerated basis over a five- or ten-year period. Amortizable intangible assets are tested for impairment, when deemed necessary, based on undiscounted cash flows and, if impaired, are written down to fair value based on either discounted cash flows or appraised values. In connection with certain financing arrangements, we have debt issuance costs that are amortized over the lives of the associated financings.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations. Our primary exposure includes changes in interest rates and foreign exchange rates.

Interest Rate Risk

Our interest rate risk relates primarily to the variable-rate borrowings we have outstanding. The following discussion of our interest rate is based on a 10% change in interest rates. These changes are hypothetical scenarios used to calibrate potential risk and do not represent our view of future market changes. As the hypothetical figures discussed below indicate, changes in fair value based on the assumed change in rates generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

We use interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of our variable-rate borrowings into fixed-rate borrowings. Use of derivative financial instruments in hedging programs subjects us to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative instrument will change. In a hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivatives represents the possibility that the counterparty will not fulfill the terms of the contract. The notional, or contractual, amount of our derivative financial instruments is used to measure interest to be paid or received and does not represent our exposure due to credit risk. Our current derivative instruments are with a large financial counterparty that is rated highly by nationally recognized credit rating agencies.

As of September 30, 2019, net of debt issuance fees, we had outstanding borrowings of $81.0 million under our asset-based revolving line of credit, $926.5 million under our term loan, $1.58 billion under our respective senior notes and $13.6 million under our equipment financing facilities. Borrowings under our asset-based revolving line of credit and term loan incur interest on a floating rate basis while borrowings under our senior notes and equipment lease facilities incur interest on a fixed rate basis.

As of September 30, 2019, our weighted-average effective interest rate on debt instruments with variable rates was 4.4%. Based on our analysis, the financial impact of a hypothetical 10% interest rate fluctuation in effect as of September 30, 2019 would be immaterial.

In the fourth quarter of 2019, we took advantage of the recent interest rate cuts and executed two interest rate swaps to hedge against our interest rate risk related to the floating rate of our term loan. The swaps are for three- and five-year terms, and each hedge against $250 million of our term loan for a total of $500 million. The swaps are “pay-fixed/receive-floating” instruments with fixed rates of 1.499% and 1.489% for the three- and five-year swaps, respectively. The swaps are designed to hedge against the interest rate risk that the floating rate on our term loan, up-to the hedged amounts of $250 million each, will exceed 1.499% and 1.489% within three- and five-years, respectively. The interest rate swaps are designated as cash flow hedges and as such, changes in the fair value of the swap instruments are recorded as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. As of September 30, 2019, the fair value, net of tax, of the three- and five-year swaps were $0.5 million and $1.1 million, respectively, both in favor of the counterparty.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate fluctuations for net sales generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 3% of our net sales in 2019 were derived from sales to customers in Canada. This business is primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect net sales, net income and cash flows. A 10% fluctuation of foreign currency exchange rates would not have a material impact on our results of operations or cash flows; therefore, we currently do not enter into financial instruments to manage this minimal foreign currency exchange risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEACON ROOFING SUPPLY, INC.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Beacon Roofing Supply, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beacon Roofing Supply, Inc. (the Company) as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 26, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or in the account or disclosures to which it relates.

Valuation of Vendor Rebates
Description of the Matter

As disclosed in Footnote 2, the Company’s arrangements with vendors typically provide for rebates as inventory purchases are made. A vendor rebate receivable and a corresponding reduction to inventory are recorded at the point in which inventory is purchased, and a reduction in cost of goods sold is recognized when the related inventory is sold. The Company had $263 million of vendor rebate receivables as of September 30, 2019, of which a portion related to rebates earned under cumulative annual calendar-year vendor rebate agreements. The annual calendar-year vendor rebate agreements provide for rebates only after the Company makes annual purchases of a specified amount. The Company updates its estimates of annual calendar-year purchases each reporting period in order to estimate the cumulative rebates earned under annual calendar-year vendor agreements.

Auditing rebates earned under annual calendar-year vendor agreements is especially challenging due to the judgment required by management to estimate the vendor rebates earned during the year, as the projected full calendar year rebate rate is applied to inventory purchased and sold during the fiscal year. This estimate has a significant effect on the amount of cost of goods sold recognized during the year.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the vendor rebates process. For example, we tested the controls relating to management’s review of the estimated level of calendar-year purchases that are used to determine the estimated vendor rebates earned.

To test the valuation of vendor rebates, we performed audit procedures that included, among others, evaluating management’s precision in forecasting calendar-year purchases by comparing historical actual results to management’s estimates of annual purchases in prior years, as well as assessing purchasing activity subsequent to the balance sheet date compared to management’s estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.

Tysons, Virginia

November 26, 2019

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$72,287	$129,927
Accounts receivable, less allowance of $13,095 and $17,584 as of September 30, 2019 and 2018, respectively	1,108,134	1,090,533
Inventories, net	1,018,183	936,047
Prepaid expenses and other current assets	315,643	244,360
Total current assets	2,514,247	2,400,867
Property and equipment, net	260,376	280,407
Goodwill	2,490,590	2,491,779
Intangibles, net	1,125,540	1,334,366
Other assets, net	2,059	1,243
Total assets	$6,392,812	$6,508,662

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$822,931	$880,872
Accrued expenses	599,155	611,539
Current portions of long-term debt/obligations	18,689	19,661
Total current liabilities	1,440,775	1,512,072
Borrowings under revolving lines of credit, net	80,961	92,442
Long-term debt, net	2,494,623	2,494,725
Deferred income taxes, net	103,913	106,994
Long-term obligations under equipment financing and other, net	4,609	13,639
Other long-term liabilities	6,383	5,290
Total liabilities	4,131,264	4,225,162

Commitments and contingencies (Note 9)

Convertible preferred stock; $0.01 par value; aggregate liquidation preference $400,000; 400,000 shares authorized, issued and outstanding as of September 30, 2019 and 2018	399,195	399,195

Stockholders' equity:
Common stock (voting); $0.01 par value; 100,000,000 shares authorized; 68,574,176 and 68,135,790 shares issued and outstanding as of September 30, 2019 and 2018, respectively	685	681
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-
Additional paid-in capital	1,083,042	1,067,040
Retained earnings	799,222	833,834
Accumulated other comprehensive income (loss)	(20,596)	(17,250)
Total stockholders' equity	1,862,353	1,884,305
Total liabilities and stockholders' equity	$6,392,812	$6,508,662

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended September 30,
	2019	2018	2017
Net sales	$7,105,160	$6,418,311	$4,376,670
Cost of products sold	5,368,605	4,824,990	3,300,731
Gross profit	1,736,555	1,593,321	1,075,939
Operating expense:
Selling, general and administrative	1,311,043	1,187,192	743,376
Depreciation	70,695	60,318	34,002
Amortization	207,065	141,185	82,465
Total operating expense	1,588,803	1,388,695	859,843
Income (loss) from operations	147,752	204,626	216,096
Interest expense, financing costs, and other	158,534	136,544	52,751
Income (loss) before provision for income taxes	(10,782)	68,082	163,345
Provision for (benefit from) income taxes[1]	(170)	(30,544)	62,481
Net income (loss)	$(10,612)	$98,626	$100,864
Dividends on preferred shares[2]	24,000	18,000	-
Net income (loss) attributable to common shareholders	$(34,612)	$80,626	$100,864

Weighted-average common stock outstanding:
Basic	68,424,288	68,012,879	60,315,648
Diluted	68,424,288	69,191,039	61,344,263

Net income (loss) per share[3]:
Basic	$(0.51)	$1.07	$1.67
Diluted	$(0.51)	$1.05	$1.64

[1]	Year ended September 30, 2018 amounts include a net tax benefit $49.2 million resulting from recording the provisional impact of the enactment of the 2017 Tax Cuts and Jobs Act (“TCJA”).
[2]

Year ended September 30, 2019 amount is composed of $5.0 million in undeclared cumulative Preferred Stock dividends, as well as an additional $19.0 million of Preferred Stock dividends that had been declared and paid as of period end. Year ended September 30, 2018 amount is composed of $5.0 million in undeclared cumulative Preferred Stock dividends, as well as an additional $13.0 million of Preferred Stock dividends that had been declared and paid as of period end. See Note 3 for further discussion.

[3]	See Note 5 for detailed calculations and further discussion.

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended September 30,
	2019	2018	2017
Net income (loss)	$(10,612)	$98,626	$100,864
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,734)	(2,687)	3,706
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	(1,612)	-	-
Total other comprehensive income (loss)	(3,346)	(2,687)	3,706
Comprehensive income (loss)	$(13,958)	$95,939	$104,570

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance as of September 30, 2016	59,890,885	$598	$694,564	$647,322	$(18,657)	$1,323,827
Issuance of common stock, net of shares withheld for taxes	536,223	6	8,621	-	-	8,627
Issuance of common stock from secondary offering, net of issuance costs	7,273,750	73	329,250	-	-	329,323
Stock-based compensation	-	-	15,071	-	-	15,071
Other comprehensive income (loss)	-	-	-	-	4,094	4,094
Net income (loss)	-	-	-	100,864	-	100,864
Balance as of September 30, 2017	67,700,858	$677	$1,047,506	$748,186	$(14,563)	$1,781,806
Issuance of common stock, net of shares withheld for taxes	434,932	4	3,535	-	-	3,539
Issuance costs related to secondary offering of common stock	-	-	(474)	-	-	(474)
Stock-based compensation	-	-	16,473	-	-	16,473
Other comprehensive income (loss)	-	-	-	-	(2,687)	(2,687)
Net income (loss)	-	-	-	98,626	-	98,626
Dividends on preferred shares[1]	-	-	-	(12,978)	-	(12,978)
Balance as of September 30, 2018	68,135,790	$681	$1,067,040	$833,834	$(17,250)	$1,884,305
Issuance of common stock, net of shares withheld for taxes	438,386	4	(358)	-	-	(354)
Stock-based compensation	-	-	16,360	-	-	16,360
Other comprehensive income (loss)	-	-	-	-	(3,346)	(3,346)
Net income (loss)	-	-	-	(10,612)	-	(10,612)
Dividends on preferred shares[1]	-	-	-	(24,000)	-	(24,000)
Balance as of September 30, 2019	68,574,176	$685	$1,083,042	$799,222	$(20,596)	$1,862,353

1 Amount represents dividends that have been declared and paid during the respective periods presented.

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended September 30,
	2019	2018	2017
Operating Activities
Net income (loss)	$(10,612)	$98,626	$100,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277,761	201,503	116,467
Stock-based compensation	16,360	16,473	15,071
Certain interest expense and other financing costs	12,102	17,338	10,497
Beneficial lease amortization	2,290	-	-
Loss on debt extinguishment	-	1,248	-
Gain on sale of fixed assets	(3,830)	(1,294)	(839)
Deferred income taxes	(2,555)	(30,118)	393
Changes in operating assets and liabilities, net of the effects of businesses acquired in the period:
Accounts receivable	(18,501)	(45,093)	(60,185)
Inventories	(82,774)	(65,069)	(51,768)
Prepaid expenses and other assets	(70,815)	57,554	(44,208)
Accounts payable and accrued expenses	92,133	287,428	228,908
Other liabilities	1,094	785	-
Net cash provided by (used in) operating activities	212,653	539,381	315,200

Investing Activities
Purchases of property and equipment	(57,031)	(46,010)	(39,828)
Acquisition of businesses, net	(163,973)	(2,740,480)	(129,390)
Proceeds from the sale of assets	9,269	2,149	2,233
Net cash provided by (used in) investing activities	(211,735)	(2,784,341)	(166,985)

Financing Activities
Borrowings under revolving lines of credit	2,100,085	2,807,741	2,464,128
Repayments under revolving lines of credit	(2,113,982)	(2,707,741)	(2,833,230)
Borrowings under term loan	-	970,000	-
Repayments under term loan	(9,700)	(445,850)	(4,500)
Borrowings under senior notes	-	1,300,000	-
Payment of debt issuance costs	(817)	(65,788)	(1,669)
Repayments under equipment financing facilities and other	(10,001)	(11,593)	(10,034)
Proceeds from issuance of convertible preferred stock	-	400,000	-
Proceeds from secondary offering of common stock	-	-	345,503
Payment of stock issuance costs	-	(1,279)	(14,684)
Payment of dividends on preferred stock	(24,000)	(12,978)	-
Proceeds from issuance of common stock related to equity awards	3,314	7,514	11,341
Taxes paid related to net share settlement of equity awards	(3,668)	(3,975)	(392)
Excess tax benefit from stock-based compensation	-	-	2,937
Net cash provided by (used in) financing activities	(58,769)	2,236,051	(40,600)

Effect of exchange rate changes on cash and cash equivalents	211	586	(751)

Net increase (decrease) in cash and cash equivalents	(57,640)	(8,323)	106,864
Cash and cash equivalents, beginning of period	129,927	138,250	31,386
Cash and cash equivalents, end of period	$72,287	$129,927	$138,250

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$146,425	$111,283	$49,067
Income taxes paid (received), net of refunds	(8,525)	35,105	56,158

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

Fiscal Year

The fiscal years presented are the years ended September 30, 2019 (“2019”), September 30, 2018 (“2018”), and September 30, 2017 (“2017”). Each of the Company’s first three quarters ends on the last day of the calendar month.

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

Accounts Receivable

Accounts receivable are derived from unpaid invoiced amounts and are recorded at their net realizable value. The allowance for doubtful accounts is calculated based on actual historical write-offs and current economic factors and represents the Company’s best estimate of its credit exposure. Each month the Company reviews its receivables on a customer-by-customer basis and any balances that are deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s accounts receivable are primarily from customers in the building industry located in the United States and Canada, and no single customer represented at least 10% of the Company’s revenue during the year ended September 30, 2019 or accounts receivable as of September 30, 2019.

Concentrations of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains the majority of its cash and cash equivalents with one financial institution, which management believes to be financially sound and with minimal credit risk. The Company’s deposits typically exceed amounts guaranteed by the Federal Deposit Insurance Corporation.

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

The Company performs impairment assessments at the reporting unit level, which is defined as an operating segment or one level below an operating segment, also known as a component. The Company currently has five components which it evaluates for aggregation by examining the distribution methods, sales mix, and operating results of each component to determine if these characteristics will be sustained over a long-term basis. For purposes of this evaluation, the Company expects its components to exhibit similar economic characteristics 3-5 years after events such as an acquisition within the Company’s core roofing business or management/business restructuring. Components that exhibit similar economic characteristics are subsequently aggregated into a single reporting unit. Based on the Company’s most recent impairment assessment performed as of August 31, 2019, it was determined that all of the Company’s components exhibited similar economic characteristics, and therefore should be aggregated into a single reporting unit (collectively, the “Reporting Unit”).

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

Based on the Company’s most recent qualitative impairment assessment performed as of August 31, 2019, the Company concluded that there were no indicators of impairment, and that therefore it was more likely than not that the fair value of the goodwill and indefinite-lived intangible assets exceeded their net carrying amount, and therefore the quantitative two-step impairment test was not required.

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

Net Sales

The Company records net sales when performance obligations with our customer are satisfied. A performance obligation is a promise to transfer a distinct good to the customer and is the unit of account. The transaction price is allocated to each distinct performance obligation and recognized as net sales when, or as, the performance obligation is satisfied. All contracts have a single performance obligation as the promise to transfer the individual good is not separately identifiable from other promises and is, therefore, not distinct. Performance obligations are satisfied at a point in time and net sales are recognized when the customer accepts the delivery of a product or takes possession of a product with rights and rewards of ownership. For goods shipped by third party carriers, the Company recognizes revenue upon shipment since the terms are generally FOB shipping point at which time control passes to the customer. The Company also arranges for certain products to be shipped directly from the manufacturer to the customer. The Company recognizes the gross revenue for these sales upon shipment as the terms are FOB shipping point at which time control passes to the customer.

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

Recent Accounting Pronouncements—Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and replaces most previously issued revenue recognition guidance. The new standard is effective for public business entities for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2017. The standard permits the use of either the full retrospective or modified retrospective adoption methods. The Company elected the modified retrospective method and adopted the standard as of October 1, 2018 utilizing the portfolio practical expedient. The adoption of this guidance did not impact the Company’s retained earnings and did not have a material impact on the Company’s net sales recognition practices, income from operations, or net income per share amounts. The adoption of this guidance did result in certain balance sheet reclassifications to record estimated customer returns, specifically the recognition of a current liability for the gross amount of estimated returns and a current asset for the value of the related products. These reclassifications did not have a material impact on the Company’s consolidated balance sheet as of September 30, 2019. In addition, the adoption of this guidance resulted in additional quantitative disclosures to disaggregate net sales balances by product line and geography. See Note 4 to the Consolidated Financial Statements for further discussion.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business.” This guidance is intended to assist entities when evaluating when a set of transferred assets and activities constitutes a business. This new standard is effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2017. The Company adopted the standard as of October 1, 2018 and the standard did not have a material impact on the Company’s financial statements and related disclosures.

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This guidance requires that the service cost component of net periodic pension costs be presented in the same income statement line item as other employee compensation costs. The remaining components of net periodic pension costs are now required to be presented outside of operating income. The Company adopted the standard as of October 1, 2018 under the retrospective approach. The adoption of the standard did not have a material impact on the Company’s financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting.” This guidance is intended to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. This new standard is effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2017. The Company adopted the standard as of October 1, 2018 and the standard did not have a material impact on the Company’s financial statements and related disclosures.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This guidance amends certain rules for hedging relationships, expands the types of strategies that are eligible for hedge accounting treatment to more closely align the results of hedge accounting with risk management activities and amends disclosure requirements related to fair value and net investment hedges. The Company early adopted this guidance effective October 1, 2018 under a modified retrospective approach for hedge accounting treatment, and under a prospective approach for the amended disclosure requirements. Adoption of the guidance did not have a material impact on the Company’s financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting.” This guidance expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company early adopted this guidance effective October 1, 2018 under a prospective approach. Adoption of the guidance did not have a material impact on the Company’s financial statements and related disclosures.

Recent Accounting Pronouncements—Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases.” This guidance will replace most existing accounting for lease guidance when it becomes effective. This new standard is effective for annual reporting periods, and interim reporting periods contained therein, beginning on October 1, 2019. The guidance will require the Company to record a right of use asset and a lease liability for most of the Company’s leases, including those currently treated as operating leases. The Company will adopt the standard using the modified retrospective transition method as of October 1, 2019 and will not apply the standard to the comparative periods presented in the year of adoption. The Company will use the package of transition practical expedients outlined in the transition guidance. In July 2018, the FASB amended the new lease standard which, among other changes, allows a company to elect to adopt ASU 2016-02 using a transition option whereby a cumulative effect adjustment is recorded to the opening balance of its retained earnings on the adoption date. The Company has elected to use this transition option to record a cumulative effect adjustment to retained earnings as of October 1, 2019. The Company is still assessing the potential impact that ASU 2016-02 will have on its financial statements and disclosures but expects to recognize right of use lease assets for operating leases of approximately $480 million to $500 million and related lease liabilities of approximately $470 million to $490 million. The Company’s estimate represents the net present value of lease payments from operating leases that commenced on or before September 30, 2019. The Company expects the accounting for finance leases to remain substantially unchanged. The Company does not expect the standard to have a material impact on the Company’s consolidated results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.” This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This new standard is effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income.” This guidance is intended to address the accounting treatment for the tax effects on items within accumulated other comprehensive income as a result of the adoption of the Tax Cuts and Jobs Act of 2017. This new standard is effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2018. The Company does not expect the adoption of this new guidance to have a material impact on its financial statements and related disclosures.

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

In connection with the Allied Acquisition, on the Closing Date, the Company completed the sale of 400,000 shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with an aggregate liquidation preference of $400.0 million, at a purchase price of $1,000 per share, to CD&R Boulder Holdings, L.P., pursuant to an investment agreement, dated as of August 24, 2017, with CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for the purpose of limited provisions therein) (the “Convertible Preferred Stock Purchase”). The $400.0 million in proceeds from the Convertible Preferred Stock Purchase were used to finance, in part, the Purchase Price. The Preferred Stock is convertible perpetual participating preferred stock of the Company, and conversion of the Preferred Stock into $0.01 par value shares of the Company’s common stock will be at a conversion price of $41.26 per share. The Preferred Stock accumulates dividends at a rate of 6.0% per annum (payable in cash or in-kind, subject to certain conditions). The Preferred Stock is not mandatorily redeemable; therefore, it is classified as mezzanine equity on the Company’s consolidated balance sheets and has a balance of $399.2 million (the $400.0 million proceeds received on the Closing Date, net of $0.8 million of unamortized issuance costs) as of September 30, 2019.

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

The purchase accounting entries above include the impact of the Section 338(h)(10) election under the current U.S. tax code. The Company made this election on October 15, 2018 and has reflected the $164.0 million impact of this election in the purchase price and its fiscal year 2018 tax provision accordingly. The Company determined that $1.10 billion of goodwill related to the acquisition of Allied remains deductible for tax purposes as of September 30, 2019.

All of the Company’s goodwill and indefinite-lived trade name are tested for impairment annually, and all acquired goodwill and intangible assets are subject to review for impairment should future indicators of impairment develop. There were no material contingencies assumed as part of the Allied Acquisition.

Additional Acquisitions – Fiscal Year 2018

During fiscal year 2018, the Company acquired 7 branches from the following two acquisitions:

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

The Company has recorded purchase accounting entries for these transactions that recognized the acquired assets and liabilities at their estimated fair values as of the respective acquisition dates. These transactions resulted in goodwill of $7.6 million ($7.0 million of which remains deductible for tax purposes as of September 30, 2019) and $11.4 million in intangible assets.

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

The Company has recorded purchase accounting entries for these transactions that recognized the acquired assets and liabilities at their estimated fair values as of the respective acquisition dates. These transactions resulted goodwill of $53.0 million (all of which is deductible for tax purposes) and $47.4 million in intangible assets.

4. Net Sales

The following table presents the Company’s net sales by product line and geography for the year ended September 30, 2019 (in thousands):

	Year Ended September 30, 2019
	U.S.	Canada	Total
Residential roofing products	$3,023,266	$56,362	$3,079,628
Non-residential roofing products	1,582,757	122,421	1,705,178
Complementary building products	2,312,496	7,858	2,320,354
Total net sales	$6,918,519	$186,641	$7,105,160

5. Net Income (Loss) Per Share

The following table presents the components and calculations of basic and diluted net income (loss) per share for each period presented (in thousands, except share and per share amounts):

	Year Ended September 30,
	2019	2018	2017
Net income (loss)	$(10,612)	$98,626	$100,864
Dividends on preferred shares	24,000	18,000	-
Net income (loss) attributable to common shareholders	$(34,612)	$80,626	$100,864
Undistributed income allocated to participating securities	-	(7,742)	-
Net income (loss) attributable to common shareholders - basic and diluted	$(34,612)	$72,884	$100,864

Weighted-average common shares outstanding - basic	68,424,288	68,012,879	60,315,648
Effect of common share equivalents	-	1,178,160	1,028,615
Weighted-average common shares outstanding - diluted	68,424,288	69,191,039	61,344,263

Net income (loss) per share - basic	$(0.51)	$1.07	$1.67
Net income (loss) per share - diluted	$(0.51)	$1.05	$1.64

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per share because the effect was either anti-dilutive or the requisite performance conditions were not met:

	Year Ended September 30,
	2019	2018	2017
Stock options	1,336,259	388,731	331,681
Restricted stock units	122,278	192,151	61,890
Preferred Stock	9,694,619	7,224,483	-

6. Prepaid Expenses and Other Current Assets

The following table summarizes the significant components of prepaid expenses and other current assets (in thousands):

	September 30,
	2019	2018
Vendor rebates	$262,876	$199,725
Other	52,767	44,635
Total prepaid expenses and other current assets	$315,643	$244,360

7. Property and Equipment

The following table provides a detailed breakout of property and equipment, by type (in thousands):

	September 30,
	2019	2018
Land and buildings	$83,373	$82,991
Equipment	448,072	419,385
Furniture and fixtures	39,986	34,901
Total property and equipment	571,431	537,277
Accumulated depreciation	(311,055)	(256,870)
Total property and equipment, net	$260,376	$280,407

Depreciation expense for the years ended September 30, 2019, 2018, and 2017 was $70.7 million, $60.3 million, and $34.0 million, respectively.

8. Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill during the years ended September 30, 2019 and 2018, respectively (in thousands):

Balance as of September 30, 2017	$1,251,986
Acquisitions	1,240,913
Translation and other adjustments	(1,120)
Balance as of September 30, 2018	$2,491,779

Balance as of September 30, 2018	$2,491,779
Acquisitions[1]	(513)
Translation and other adjustments	(676)
Balance as of September 30, 2019	$2,490,590

____________________________

[1]	Reflects purchase accounting adjustments related to fiscal year 2018 acquisition of Atlas Supply, Inc. (see Note 3 for further discussion).

The change in the carrying amount of goodwill for the year ended September 30, 2019 was driven primarily by purchase accounting and foreign currency translation adjustments. The change in the carrying amount of goodwill for the year ended September 30, 2018 was driven primarily by acquisitions finalized during the period (see Note 3 for further discussion). The Company has recognized no goodwill impairments for any of the periods presented.

Intangible Assets

In connection with transactions finalized for the year ended September 30, 2018, the Company recorded intangible assets of $1.05 billion ($920.8 million of customer relationships, $7.0 million of beneficial lease arrangements, and $120.0 million of indefinite-lived trademarks).

The following table summarizes intangible assets by category (in thousands, except time period amounts):

	September 30,		Weighted- Average Remaining Life[1]
	2019	2018	(Years)
Amortizable intangible assets:
Non-compete agreements	$2,824	$2,824	2.49
Customer relationships	1,530,970	1,530,565	17.65
Trademarks	10,500	10,500	6.92
Beneficial lease arrangements	8,060	8,060	3.59
Total amortizable intangible assets	1,552,354	1,551,949
Accumulated amortization	(619,864)	(410,633)
Total amortizable intangible assets, net	$932,490	$1,141,316
Indefinite lived trademarks	193,050	193,050
Total intangibles, net	$1,125,540	$1,334,366

1 As of September 30, 2019

For the years ended September 30, 2019, 2018, and 2017, the Company recorded $207.1 million, $141.2 million, and $82.5 million, respectively, of amortization expense relating to the above-listed intangible assets. The intangible asset lives range from 5 to 20 years and the weighted-average remaining life was 17.5 years as of September 30, 2019.

The following table summarizes the estimated future amortization expense for intangible assets (in thousands):

Year Ending September 30,
2020	$179,549
2021	149,980
2022	121,431
2023	97,522
2024	78,873
Thereafter	305,135
Total future amortization expense	$932,490

9. Financing Arrangements

The following table summarizes all financing arrangements from the respective periods presented (in thousands):

	September 30,
	2019	2018
Revolving Lines of Credit
2023 ABL:
U.S. Revolver, expires January 2023[1]	$80,961	$89,352
Canada Revolver, expires January 2023[2]	-	3,090
Current portion	-	-
Borrowings under revolving lines of credit, net	$80,961	$92,442

Long-term Debt, net
Term Loans:
Term Loan, matures January 2025[3]	$926,535	$930,726
Current portion	(9,700)	(9,700)
Long-term borrowings under term loans	916,835	921,026
Senior Notes:
Senior Notes, mature October 2023[4]	294,886	293,607
Senior Notes, mature November 2025[5]	1,282,902	1,280,092
Current portion	-	-
Long-term borrowings under senior notes	1,577,788	1,573,699
Long-term debt, net	$2,494,623	$2,494,725

Equipment Financing Facilities and Other
Equipment financing facilities, various maturities through September 2021[6]	$6,885	$11,222
Capital lease obligations, various maturities through November 2021[7]	6,713	12,378
Current portion	(8,989)	(9,961)
Long-term obligations under equipment financing and other, net	$4,609	$13,639

____________________________________________________________

[1]	Effective rate on borrowings of 5.41% and 3.36% as of September 30, 2019 and 2018, respectively.
[2]	Effective rate on borrowings of 3.95% as of September 30, 2018.
[3]	Interest rate of 4.36% and 4.53% as of September 30, 2019 and 2018, respectively.
[4]	Interest rate of 6.38% for all periods presented.
[5]	Interest rate of 4.88% for all periods presented.
[6]	Fixed interest rates ranging from 2.33% to 2.89% for all periods presented.
[7]	Fixed interest rates ranging from 2.72% to 10.39% for all periods presented.

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

There is one financial covenant under the 2023 ABL, which is a Consolidated Fixed Charge Ratio. The Consolidated Fixed Charge Ratio is calculated by dividing consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) by Consolidated Fixed Charges (both as defined in the agreement). Per the covenant, the Company’s Consolidated Fixed Charge Ratio must be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis. The Company was in compliance with this covenant as of September 30, 2019.

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

As of September 30, 2019, the total balance outstanding on the 2023 ABL, net of $8.1 million of unamortized debt issuance costs, was $81.0 million. The Company also has outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $13.3 million as of September 30, 2019.

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

As of September 30, 2019, the outstanding balance on the 2025 Term Loan, net of $28.9 million of unamortized debt issuance costs, was $926.5 million.

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

As of September 30, 2019, the outstanding balance on the 2025 Senior Notes, net of $17.1 million of unamortized debt issuance costs, was $1.28 billion.

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

As of September 30, 2019, the outstanding balance on the 2023 Senior Notes, net of $5.1 million of unamortized debt issuance costs, was $294.9 million. In October 2019, the 2023 Senior Notes were fully redeemed and replaced in connection with re-financing efforts (see Note 20 for additional information).

Other Information

Annual principal payments for all outstanding financing arrangements for each of the next five years and thereafter are as follows (in thousands):

Year Ending September 30,	2023 ABL	2025 Term Loan	Senior Notes[1]	Equipment Financing and Other	Total
2020	$-	$9,700	$-	$8,989	$18,689
2021	-	9,700	-	4,367	14,067
2022	-	9,700	-	213	9,913
2023	89,104	9,700	300,000	29	398,833
2024	-	9,700	-	-	9,700
Thereafter	-	906,950	1,300,000	-	2,206,950
Total debt	89,104	955,450	1,600,000	13,598	2,658,152
Unamortized debt issuance costs	(8,143)	(28,915)	(22,212)	-	(59,270)
Total long-term debt	$80,961	$926,535	$1,577,788	$13,598	$2,598,882

[1]

Represent principal amounts for 2023 Senior Notes and 2025 Senior Notes. In October 2019, the 2023 Senior Notes were fully redeemed and replaced in connection with re-financing efforts (see Note 20 for additional information).

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

10. Commitments and Contingencies

Operating Leases

The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis.

At September 30, 2019, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year were as follows (in thousands):

Year Ending September 30,
2020	$110,858
2021	103,185
2022	88,086
2023	70,839
2024	54,185
Thereafter	100,256
Total minimum lease payments	$527,409

Rent expense was $110.6 million, $99.1 million, and $60.1 million for the years ended September 30, 2019, 2018, and 2017, respectively. Sublet income was immaterial for each of these periods.

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

11. Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity.

The following table summarizes the components of and changes in accumulated other comprehensive loss (in thousands):

	Foreign	Derivative	Accumulated Other
	Currency Translation	Financial Instruments	Comprehensive Loss
Balance as of September 30, 2016	$(18,269)	$(388)	$(18,657)
Other comprehensive loss before reclassifications	3,706	-	3,706
Reclassifications out of other comprehensive loss	-	388	388
Balance as of September 30, 2017	$(14,563)	$-	$(14,563)
Other comprehensive income before reclassifications	(2,687)	-	(2,687)
Reclassifications out of other comprehensive loss	-	-	-
Balance as of September 30, 2018	$(17,250)	$-	$(17,250)
Other comprehensive income before reclassifications	(1,734)	(1,612)	(3,346)
Reclassifications out of other comprehensive loss	-	-	-
Balance as of September 30, 2019	$(18,984)	$(1,612)	$(20,596)

Gains (losses) on derivative instruments are recognized in the consolidated statements of operations in interest expense, financing costs, and other.

12. Stock-based Compensation

The Company is authorized to issue 100 million shares of common stock. There were 68,574,176 and 68,135,790 shares of common stock issued and outstanding as of September 30, 2019 and 2018, respectively.

On February 9, 2016, the shareholders of the Company approved the Amended and Restated Beacon Roofing Supply, Inc. 2014 Stock Plan (the “2014 Plan”). The 2014 Plan provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights (“SARs”) for up to 5,000,000 shares of common stock to selected employees and non-employee directors. The 2014 Plan mandates that all forfeited, expired, and withheld shares, including those from the predecessor plans, be returned to the 2014 Plan and made available for issuance. As of September 30, 2019, there were 1,781,109 shares of common stock available for issuance.

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

The fair values of the options granted for the year ended September 30, 2019 were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended September 30,
	2019	2018	2017
Risk-free interest rate	2.86%	2.10%	1.97%
Expected volatility	29.68%	26.43%	28.83%
Expected life (in years)	5.22	5.46	5.30
Dividend yield	-	-	-

The following table summarizes all stock option activity for the periods presented (in thousands, except share, per share, and time period amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of September 30, 2018	1,969,037	$33.08	5.7	$14,088
Granted	674,015	27.67
Exercised	(183,347)	18.08
Canceled/Forfeited	(117,108)	35.18
Expired	(3,108)	26.74
Balance as of September 30, 2019	2,339,489	$32.61	6.1	$12,034
Vested and expected to vest after September 30, 2019	2,305,869	$32.62	6.1	$11,870
Exercisable as of September 30, 2019	1,484,158	$31.54	4.5	$8,343

___________________________________________________________________________

1 Aggregate intrinsic value as represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.

During the years ended September 30, 2019, 2018, and 2017, the Company recorded stock-based compensation expense related to stock options of $4.1 million, $3.9 million, and $4.8 million, respectively. As of September 30, 2019, there was $5.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes additional information on stock options for the periods presented (in thousands, except per share amounts):

	Year Ended September 30,
	2019	2018	2017
Weighted-average fair value of stock options granted	$8.91	$15.86	$14.21
Total grant date fair value of stock options vested	3,850	4,208	5,541
Total intrinsic value of stock options exercised	2,849	9,645	10,941

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

The following table summarizes all restricted stock unit activity for the periods presented:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of September 30, 2018	934,023	$47.00
Granted	722,531	28.02
Released	(375,084)	40.65
Canceled/Forfeited	(158,112)	42.92
Balance as of September 30, 2019	1,123,358	$37.48
Vested and expected to vest after September 30, 2019	908,892	$39.41

During the years ended September 30, 2019, 2018, and 2017, the Company recorded stock-based compensation expense related to RSUs of $12.3 million, $12.6 million, and $10.3 million, respectively. As of September 30, 2019, there was $14.3 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.6 years.

The following table summarizes additional information on RSUs for the period presented (in thousands, except share and per share amounts):

	Year Ended September 30,
	2019	2018	2017
Weighted-average fair value of RSUs granted	$28.02	$57.40	$47.31
Total grant date fair value of RSUs vested	16,087	6,656	4,562
Total intrinsic value of RSUs released	11,460	11,041	6,079

13. Income Taxes

On December 22, 2017, the U.S. federal government officially signed into law the Tax Cut and Jobs Act of 2017 (“TCJA”). ASC 740, Accounting for Income Taxes, required companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions was for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. The Company has fully implemented the federal TCJA provisions into its ASC 740 analysis. State conformity to the TCJA law changes have been communicated by the state and local jurisdictions; therefore, the Company has made adjustments related to the potential impact in its financial statements.

The following table summarizes the components of the income tax provision (benefit) (in thousands):

	Year Ended September 30,
	2019	2018	2017
Current:
Federal[1]	$-	$(4,435)	$52,718
Foreign	579	492	1,366
State	1,647	3,516	8,975
Total current taxes	$2,226	$(427)	$63,059

Deferred:
Federal	$(1,452)	$(35,249)	$(656)
Foreign	-	(173)	-
State	(944)	5,305	78
Total deferred taxes	$(2,396)	$(30,117)	$(578)

Provision for (benefit from) income taxes	$(170)	$(30,544)	$62,481

_____________________________

[1]	2018 tax benefit due to changes in the treatment of acquired fixed assets stemming from the Tax Cut and Jobs Act of 2017

The following table is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the periods presented:

	Year Ended September 30,
	2019	2018	2017
U.S. federal income taxes at statutory rate	21.0%	24.5%	35.0%
State income taxes, net of federal benefit	(3.3%)	5.2%	3.9%
Share-based payments	(4.7%)	(3.9%)	0.0%
Deferred tax asset/liability remeasurement[1]	0.0%	(73.5%)	0.0%
Repatriation transition tax[1]	4.3%	1.8%	0.0%
Non-deductible meals and entertainment	(13.9%)	2.2%	0.6%
Other	(1.8%)	(1.2%)	(1.2%)
Effective tax rate	1.6%	(44.9%)	38.3%

_____________________________

[1]	2018 includes Impact of Tax Cut and Jobs Act of 2017

Deferred income taxes reflect the tax consequences of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax law. These temporary differences are determined according to ASC 740 Income Taxes. Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2019	2018
Deferred tax assets:
Deferred compensation	$11,099	$11,346
Allowance for doubtful accounts	4,218	663
Accrued vacation and other	5,148	5,079
Inventory valuation	14,307	12,900
Tax loss carryforwards[1]	18,272	17,271
Unrealized loss on financial derivatives	510	-
Other	1,611	1,517
Total deferred tax assets	$55,165	$48,776

Deferred tax liabilities:
Excess tax over book depreciation and amortization	$(159,078)	$(155,770)
Total deferred tax liabilities	(159,078)	(155,770)

Net deferred income tax liabilities	$(103,913)	$(106,994)

_____________________________

[1]	Comprised of net operating loss, foreign tax, and alternative minimum tax carryforwards

The Company acquired $135.3 million of federal and state net operating loss (“NOL”) carryforwards as part of its acquisition of RSG in fiscal year 2016. For the year ended September 30, 2019, the Company utilized $26.3 million of federal NOLs. As of September 30, 2019, the Company had a total federal NOL carryforward balance of $31.5 million, portions of which is set to expire at various dates through 2035.

The Company’s non-domestic subsidiary, BRSCC, is treated as a controlled foreign corporation. BRSCC’s taxable income, which reflects all of the Company’s Canadian operations, is being taxed only in Canada and would generally be taxed in the United States only upon an actual or deemed distribution. The Company expects that BRSCC’s earnings will be indefinitely reinvested for the foreseeable future; therefore, no United States deferred tax asset or liability for the differences between the book basis and the tax basis of BRSCC has been recorded as of September 30, 2019.

As of September 30, 2019, the Company’s goodwill balance on its consolidated balance sheet was $2.49 billion, of which there remains an amortizable tax basis of $1.10 billion for income tax purposes.

As of September 30, 2019, there were no uncertain tax positions which, if recognized, would affect the Company’s effective tax rate. The Company’s accounting policy is to recognize any interest and penalties related to income tax matters in income tax expense in the consolidated statements of operations.

The Company has operations in 50 U.S. states and 6 provinces in Canada. The Company is currently under audit in certain state and local jurisdictions for various years. These audits may involve complex issues, which may require an extended period of time to resolve. Additional taxes are reasonably possible; however, the amounts cannot be estimated at this time or would not be significant. The Company is no longer subject to U.S. federal income tax examinations for any fiscal years ended on or before September 30, 2015. For the majority of states, the Company is also no longer subject to tax examinations for any fiscal years ended on or before September 30, 2015. In Canada, the Company is no longer subject to tax examinations for any fiscal years ended on or before September 30, 2015. For the Canadian provinces, the Company is no longer subject to tax examinations for any fiscal years ended on or before September 30, 2015.

14. Geographic and Product Data

The following tables summarize certain geographic information for the periods presented (in thousands):

	September 30,
	2019	2018
Long-lived assets:
U.S.	$1,182,552	$1,409,742
Canada	12,373	13,224
Total long-lived assets	$1,194,925	$1,422,966

15. Supplemental Guarantor Information

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

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Balance Sheets

(Unaudited; In thousands)

	September 30, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Other	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$65,213	$7,074	$-	$72,287
Accounts receivable, net	-	1,067,109	42,165	(1,140)	1,108,134
Inventories, net	-	988,925	29,258	-	1,018,183
Prepaid expenses and other current assets	15,788	291,736	8,119	-	315,643
Total current assets	15,788	2,412,983	86,616	(1,140)	2,514,247
Intercompany receivable, net	-	1,561,217	-	(1,561,217)	-
Investments in consolidated subsidiaries	6,365,732	-	-	(6,365,732)	-
Deferred income taxes, net	17,123	-	-	(17,123)	-
Property and equipment, net	20,507	229,267	10,602	-	260,376
Goodwill	-	2,461,212	29,378	-	2,490,590
Intangibles, net	-	1,123,768	1,772	-	1,125,540
Other assets, net	2,059	-	-	-	2,059
Total assets	$6,421,209	$7,788,447	$128,368	$(7,945,212)	$6,392,812

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$51,142	$745,820	$27,109	$(1,140)	$822,931
Accrued expenses	80,556	504,150	14,449	-	599,155
Current portions of long-term debt/obligations	9,700	8,989	-	-	18,689
Total current liabilities	141,398	1,258,959	41,558	(1,140)	1,440,775
Intercompany payable, net	1,523,640	-	37,577	(1,561,217)	-
Borrowings under revolving lines of credit, net	-	80,961	-	-	80,961
Long-term debt, net	2,494,623	-	-	-	2,494,623
Deferred income taxes, net	-	120,643	393	(17,123)	103,913
Long-term obligations under equipment financing and other, net	-	4,609	-	-	4,609
Other long-term liabilities	-	6,301	82	-	6,383
Total liabilities	4,159,661	1,471,473	79,610	(1,579,480)	4,131,264

Convertible preferred stock	399,195	-	-	-	399,195

Total stockholders' equity	1,862,353	6,316,974	48,758	(6,365,732)	1,862,353
Total liabilities and stockholders' equity	$6,421,209	$7,788,447	$128,368	$(7,945,212)	$6,392,812

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

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Year Ended September 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net sales	$-	$6,918,518	$186,642	$-	$7,105,160
Cost of products sold	-	5,220,994	147,611	-	5,368,605
Gross profit	-	1,697,524	39,031	-	1,736,555
Operating expense
Selling, general and administrative	17,627	1,261,370	32,046	-	1,311,043
Depreciation	4,027	64,801	1,867	-	70,695
Amortization	-	206,627	438	-	207,065
Total operating expense	21,654	1,532,798	34,351	-	1,588,803
Intercompany charges (income)	(17,576)	17,132	444	-	-
Income (loss) from operations	(4,078)	147,594	4,236	-	147,752
Interest expense, financing costs, and other	140,489	17,327	718	-	158,534
Intercompany interest expense (income)	(39,670)	38,142	1,528	-	-
Income (loss) before provision for income taxes	(104,897)	92,125	1,990	-	(10,782)
Provision for (benefit from) income taxes	(116)	(632)	578	-	(170)
Income (loss) before equity in net income of subsidiaries	(104,781)	92,757	1,412	-	(10,612)
Equity in net income of subsidiaries	94,169	-	-	(94,169)	-
Net income (loss)	$(10,612)	$92,757	$1,412	$(94,169)	$(10,612)

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

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Comprehensive Income

(Unaudited; In thousands)

	Year Ended September 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$(10,612)	$92,757	$1,412	$(94,169)	$(10,612)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,734)	-	(1,734)	1,734	(1,734)
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	(1,612)	-	(1,612)	1,612	(1,612)
Total other comprehensive income (loss)	(3,346)	-	(3,346)	3,346	(3,346)
Comprehensive income (loss)	$(13,958)	$92,757	$(1,934)	$(90,823)	$(13,958)

	Year Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$98,626	$210,374	$713	$(211,087)	$98,626
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,687)	-	(2,687)	2,687	(2,687)
Total other comprehensive income (loss)	(2,687)	-	(2,687)	2,687	(2,687)
Comprehensive income (loss)	$95,939	$210,374	$(1,974)	$(208,400)	$95,939

	Year Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net income (loss)	$100,864	$132,010	$3,604	$(135,614)	$100,864
Other comprehensive income (loss):
Foreign currency translation adjustment	3,706	-	3,706	(3,706)	3,706
Total other comprehensive income (loss)	3,706	-	3,706	(3,706)	3,706
Comprehensive income (loss)	$104,570	$132,010	$7,310	$(139,320)	$104,570

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Year Ended September 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$6,250	$188,268	$11,339	$6,796	$212,653

Investing Activities
Purchases of property and equipment	(7,156)	(48,311)	(1,564)	-	(57,031)
Acquisition of businesses, net	-	(163,973)	-	-	(163,973)
Proceeds from the sale of assets	-	9,256	13	-	9,269
Intercompany activity	35,777	-	-	(35,777)	-
Net cash provided by (used in) investing activities	28,621	(203,028)	(1,551)	(35,777)	(211,735)

Financing Activities
Borrowings under revolving lines of credit	-	2,049,500	50,585	-	2,100,085
Repayments under revolving lines of credit	-	(2,060,396)	(53,586)	-	(2,113,982)
Repayments under term loan	(9,700)	-	-	-	(9,700)
Payment of debt issuance costs	(817)	-	-	-	(817)
Repayments under equipment financing facilities and other	-	(10,001)	-	-	(10,001)
Payment of dividends on preferred stock	(24,000)	-	-	-	(24,000)
Proceeds from issuance of common stock related to equity awards	3,314	-	-	-	3,314
Taxes paid related to net share settlement of equity awards	(3,668)	-	-	-	(3,668)
Intercompany activity	-	(35,629)	(1,826)	37,455	-
Net cash provided by (used in) financing activities	(34,871)	(56,526)	(4,827)	37,455	(58,769)

Effect of exchange rate changes on cash and cash equivalents	-	-	154	57	211

Net increase (decrease) in cash and cash equivalents	-	(71,286)	5,115	8,531	(57,640)
Cash and cash equivalents, beginning of period	-	136,499	1,959	(8,531)	129,927
Cash and cash equivalents, end of period	$-	$65,213	$7,074	$-	$72,287

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Year Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(100,302)	$638,451	$(680)	$1,912	$539,381

Investing Activities
Purchases of property and equipment	(14,354)	(29,132)	(2,524)	-	(46,010)
Acquisition of businesses, net	(2,740,480)	-	-	-	(2,740,480)
Proceeds from the sale of assets	-	2,121	28	-	2,149
Intercompany activity	699,970	-	-	(699,970)	-
Net cash provided by (used in) investing activities	(2,054,864)	(27,011)	(2,496)	(699,970)	(2,784,341)

Financing Activities
Borrowings under revolving lines of credit	-	2,766,447	41,294	-	2,807,741
Repayments under revolving lines of credit	-	(2,666,447)	(41,294)	-	(2,707,741)
Borrowings under term loan	970,000	-	-	-	970,000
Repayments under term loan	(445,850)	-	-	-	(445,850)
Borrowings under senior notes	1,300,000	-	-	-	1,300,000
Payment of debt issuance costs	(58,266)	(7,522)	-	-	(65,788)
Repayments under equipment financing facilities and other	-	(11,593)	-	-	(11,593)
Proceeds from issuance of convertible preferred stock	400,000	-	-	-	400,000
Payment of stock issuance costs	(1,279)	-	-	-	(1,279)
Payment of dividends on preferred stock	(12,978)	-	-	-	(12,978)
Proceeds from issuance of common stock related to equity awards	7,514	-	-	-	7,514
Taxes paid related to net share settlement of equity awards	(3,975)	-	-	-	(3,975)
Intercompany activity	-	(705,625)	2,967	702,658	-
Net cash provided by (used in) financing activities	2,155,166	(624,740)	2,967	702,658	2,236,051

Effect of exchange rate changes on cash and cash equivalents	-	-	586	-	586

Net increase (decrease) in cash and cash equivalents	-	(13,300)	377	4,600	(8,323)
Cash and cash equivalents, beginning of period	-	149,799	1,582	(13,131)	138,250
Cash and cash equivalents, end of period	$-	$136,499	$1,959	$(8,531)	$129,927

BEACON ROOFING SUPPLY, INC.

Condensed Consolidating Statements of Cash Flows

(Unaudited; In thousands)

	Year Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
Net cash provided by (used in) operating activities	$(2,466)	$313,396	$4,888	$(618)	$315,200

Investing Activities
Purchases of property and equipment	(3,517)	(34,584)	(1,727)	-	(39,828)
Acquisition of businesses, net	(129,390)	-	-	-	(129,390)
Proceeds from the sale of assets	-	2,150	83	-	2,233
Intercompany activity	(203,163)	-	-	203,163	-
Net cash provided by (used in) investing activities	(336,070)	(32,434)	(1,644)	203,163	(166,985)

Financing Activities
Borrowings under revolving lines of credit	-	2,445,084	19,044	-	2,464,128
Repayments under revolving lines of credit	-	(2,812,663)	(20,567)	-	(2,833,230)
Repayments under term loan	(4,500)	-	-	-	(4,500)
Payment of debt issuance costs	(1,669)	-	-	-	(1,669)
Repayments under equipment financing facilities and other	-	(10,049)	15	-	(10,034)
Proceeds from secondary offering of common stock	345,503	-	-	-	345,503
Payment of stock issuance costs	(14,684)	-	-	-	(14,684)
Proceeds from issuance of common stock related to equity awards	11,341	-	-	-	11,341
Taxes paid related to net share settlement of equity awards	(392)	-	-	-	(392)
Excess tax benefit from stock-based compensation	2,937	-	-	-	2,937
Intercompany activity	-	209,018	(2,279)	(206,739)	-
Net cash provided by (used in) financing activities	338,536	(168,610)	(3,787)	(206,739)	(40,600)

Effect of exchange rate changes on cash and cash equivalents	-	-	(751)	-	(751)

Net increase (decrease) in cash and cash equivalents	-	112,352	(1,294)	(4,194)	106,864
Cash and cash equivalents, beginning of period	-	37,447	2,876	(8,937)	31,386
Cash and cash equivalents, end of period	$-	$149,799	$1,582	$(13,131)	$138,250

16. Allowance for Doubtful Accounts

The following table summarizes changes in the valuation of the allowance for doubtful accounts (in thousands):

Year Ended September 30,	Beginning Balance	Charged to Operations	Write-offs	Ending Balance
2019	$17,584	$9,478	$(13,967)	$13,095
2018	11,829	10,948	(5,193)	17,584
2017	14,812	2,914	(5,897)	11,829

The decrease in valuation as of September 30, 2019 is primarily due to an acceleration in write-offs of aged balances that were previously reserved.

17. Fair Value Measurement

As of September 30, 2019, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

As of September 30, 2019, based upon recent trading prices (Level 2 — market approach), the fair value of the Company’s $300.0 million Senior Notes due in 2023 was $310.5 million and the fair value of the $1.30 billion Senior Notes due in 2025 was $1.28 billion.

As of September 30, 2019, the fair value of the Company’s term loan and revolving asset-based line of credit approximated the amount outstanding. The Company estimates the fair value of these financing arrangements by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

18. Employee Benefit Plans

The Company maintains defined contribution plans covering all full-time employees of the Company who have 90 days of service and are at least 21 years old. An eligible employee may elect to make a before-tax contribution of between 1% and 100% of his or her compensation through payroll deductions, not to exceed the annual limit set by law. The Company currently matches the first 50% of participant contributions limited to 6% of a participant’s gross compensation (maximum Company match is 3%). The combined total expense for this plan and a similar plan for Canadian employees was $11.7 million, $11.8 million, and $8.2 million for the years ended September 30, 2019, 2018, and 2017, respectively.

The Company sponsors an external pension fund for certain of its foreign employees who belong to a local union. Pension contributions are made to government-sponsored social security pension plans in accordance with local legal requirements. Annual contributions were $1.0 million, $0.2 million, and $0.1 million for the years ended September 30, 2019, 2018, and 2017, respectively.

The Company also participates in multi-employer defined benefit plans for which it is not the sponsor. The aggregated expense for these plans for the fiscal year ended September 30, 2019 was $2.6 million. As of September 30, 2019, the Company’s multi-employer defined benefit plans are reported to have underfunded liabilities. If the Company withdraws from participation in one of these plans, applicable law would require the Company to make a lump-sum contribution to the plan. The Company’s withdrawal liability depends on the extent of the plan’s funding of vested benefits, among other factors. In 2019, the Company’s collective bargaining agreements covering 42 employees in its Chicago, Cincinnati and Toledo branches expired. As a result of good faith collective bargaining, the Company has withdrawn from the Central States Pension Fund. The Company does not believe the final lump-sum contribution will have a material impact on operations.

19. Financial Derivatives

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings.

On September 11, 2019, the Company entered into two interest rate swap agreements to manage the interest rate risk associated with the variable-rate on the 2025 Term Loan. Each swap agreement has a notional amount of $250 million. One agreement (the “5-year swap”) will expire on August 30, 2024 and swaps the thirty-day LIBOR with a fixed-rate of 1.49%. The second agreement (the “3-year swap”) will expire on August 30, 2022 and swaps the thirty-day LIBOR with a fixed-rate of 1.50%. At the inception of the swap agreements, the Company determined that both swaps qualified for cash flow hedge accounting under ASC 815. Therefore, changes in the fair value of the effective portions of the swaps, net of taxes, will be recognized in other comprehensive income each period, then reclassified into the consolidated statements of operations as a component of interest expense, financing costs, and other in the period in which the hedged transaction affects earnings. Any ineffective portions of the hedges are immediately recognized in earnings as a component of interest expense, financing costs and other.

The effectiveness of the swaps will be assessed qualitatively by the Company during the lives of the hedges by a) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and b) through an evaluation of the ability of the counterparty to the hedges to honor their obligations under the hedges. The Company performed a qualitative analysis as of September 30, 2019 and concluded that the swap agreements continue to meet the requirements under ASC 815 to qualify for cash flow hedge accounting. As of September 30, 2019, the fair value of the 3-year and 5-year swaps, net of tax, were $0.5 million and $1.1 million, respectively, both in favor of the counterparty. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

The Company records any differences paid or received on its interest rate hedges to interest expense, financing costs and other. The table below presents the combined fair values, net of tax, of the interest rate derivative instruments:

	Location on	Fair Value	Liabilities as of September 30,
Instrument	Balance Sheet	Hierarchy	2019	2018
Designated interest rate swaps	Accrued expenses	Level 2	$(1,612)	$-

The fair value of the interest rate swaps is determined through the use of a pricing model, which utilizes verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (OCI):

	Year Ended September 30,
Instrument	2019	2018	2017
Designated interest rate swaps	$(1,612)	$-	$-

The table below presents the amounts of gain (loss) on the interest rate derivative instruments recognized in interest expense, financing costs and other:

	Year Ended September 30,
Instrument	2019	2018	2017
Designated interest rate swaps	$-	$-	$-
Non-designated interest rate swaps (reclassified from accumulated other comprehensive income)	$-	$-	$(388)

On March 28, 2013, the Company entered into an interest rate swap agreement with a notional amount of $213.8 million which expired on March 31, 2017. This agreement swapped the thirty-day LIBOR to a fixed-rate of 1.38% and had scheduled reductions of the notional amount equal to $2.8 million per quarter, effectively matching the repayment schedule under the Term Loan outstanding at that time. The Company determined this swap agreement qualified for cash flow hedge accounting under ASC 815, and therefore changes in the fair value of the effective portions of the swap, net of taxes, were recognized through other comprehensive income each period. On October 1, 2015, the Company terminated the swap agreement and settled the $2.4 million unrealized loss with the counterparty. This $2.4 million unrealized loss was recognized on a straight-line basis as interest expense from the termination date through March 31, 2017, the original expiration date of the swap agreement.

20. Subsequent Events

On October 9, 2019, the Company, and certain subsidiaries of the Company as guarantors, executed a private offering of $300.0 million aggregate principal at a rate of 4.500% per annum (the “2026 Senior Notes”) at an issue price of 100%. The 2026 Senior Notes mature on November 15, 2026. Interest is payable on May 15 and November 15 of each year, commencing on May 15, 2020.

The 2026 Senior Notes and related subsidiary guarantees were offered and sold in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to non-U.S. persons outside of the United States pursuant to Regulation S under the Securities Act. The 2026 Senior Notes and related subsidiary guarantees have not been, and will not be, registered under the Securities Act or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and other applicable securities laws.

On October 28, 2019, the Company used the net proceeds from the offering, together with cash on hand and available borrowings under its existing senior secured asset based revolving credit facility (the “2023 ABL”), to redeem all $300.0 million aggregate principal amount outstanding of its 6.375% senior secured notes due 2023 (the “2023 Senior Notes”) at a redemption price of 103.188% and to pay all related accrued interest, fees and expenses.

The intent of the transaction was to take advantage of lower market interest rates by refinancing the existing 2023 Senior Notes with the 2026 Senior Notes. The Company has accounted for the re-finance as a debt extinguishment of the 2023 Senior Notes and an issuance of the 2026 Senior Notes. As a result, the Company will record an estimated loss on extinguishment of $14.7 million in the first fiscal quarter of fiscal year 2020.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

1.	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2019. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were (1) designed to ensure that material information relating to Beacon Roofing Supply, Inc., including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) designed to be effective, and were effective, in that they provide reasonable assurance of achieving their objectives, including that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of September 30, 2019, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our assessment, we believe that, as of September 30, 2019, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of

Beacon Roofing Supply, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Beacon Roofing Supply, Inc.’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Beacon Roofing Supply, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Beacon Roofing Supply, Inc. as of September 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2019, and the related notes and our report dated November 26, 2019 expressed an unqualified opinion thereon.

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
November 26, 2019

(c)	Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report:

•	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as September 30, 2019 and 2018
•	Consolidated Statements of Operations for the years ended September 30, 2019, 2018, and 2017
•	Consolidated Statements of Comprehensive Income for the years ended September 30, 2019, 2018, and 2017
•	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2019, 2018, and 2017
•	Consolidated Statements of Cash Flows for the years ended September 30, 2019, 2018, and 2017
•	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

(3)	Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated as of August 24, 2017, by and among Beacon Roofing Supply, Inc., as Buyer, Oldcastle, Inc., as Parent, and Oldcastle Distribution, Inc., as Seller.	8-K	2.1	August 24, 2017
3.1	Second Amended and Restated Certificate of Incorporation of Beacon Roofing Supply, Inc.	10-K	3.1	December 23, 2004
3.2	Amended and Restated By-Laws of Beacon Roofing Supply, Inc.	8-K	3.1	September 24, 2014
3.3	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Participating Preferred Stock of Beacon Roofing Supply, Inc.	8-K	3.1	January 5, 2018
4.1*	Description of Common Stock
4.2	Indenture, dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee.	8-K	4.1	October 1, 2015
4.3	Supplemental Indenture, dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc. (“Beacon”), certain direct and indirect subsidiaries of Beacon, as additional subsidiary guarantors, and U.S. Bank National Association, as trustee.	8-K	4.2	October 1, 2015
4.4	Second Supplemental Indenture, dated as of January 2, 2018, to the Indenture dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc., certain direct and indirect subsidiaries of Beacon, as additional subsidiary guarantors, and U.S. Bank National Association, as trustee.	8-K	4.3	January 5, 2018
4.5	Form of 6.375% Senior Notes due 2023 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.2).	8-K	4.3	October 1, 2015
4.6	Indenture, dated as of October 25, 2017, between Beacon Escrow Corporation and U.S. Bank National Association, as trustee.	8-K	4.1	October 26, 2017
4.7	Supplemental Indenture, dated as of January 2, 2018, to the Indenture dated as of October 25, 2017, by and among Beacon Roofing Supply, Inc., certain direct and indirect subsidiaries of Beacon, as subsidiary guarantors, and U.S. Bank National Association, as trustee.	8-K	4.2	January 5, 2018
4.8	Form of 4.875% Senior Notes due 2025 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.6).	8-K	4.2	October 26, 2017
10.1	Term Loan Credit Agreement, dated as of January 2, 2018, by and among Beacon Roofing Supply, Inc., Citibank N.A., as administrative agent, and the lenders and financial institutions party thereto.	8-K	10.1	January 5, 2018
10.2	Amended and Restated Credit Agreement, dated as of January 2, 2018, by and among Beacon Roofing Supply, Inc., Wells Fargo Bank, National Association, as administrative agent, and the US borrowers, Canadian borrower, lenders and financial institutions party thereto.	8-K	10.2	January 5, 2018
10.3	Investment Agreement, dated as of August 24, 2017, by and among Beacon Roofing Supply, Inc., CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for purposes of Sections 4.13 and 4.14 thereof), including the form of Certificate of Designations and Registration Rights Agreement attached as Exhibits A and B thereto, respectively.	8-K	10.1	August 24, 2017
10.4	Letter Agreement, dated as of November 20, 2018, by and among Beacon Roofing Supply, Inc., CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for the purposes described therein)	8-K	10.1	November 21, 2018

10.5	Letter Agreement, dated February 13, 2019, by and among Beacon Roofing Supply, Inc., CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for the purposes described therein)	10-Q	10.1	May 8, 2019
10.6	Registration Rights Agreement, dated as of January 2, 2018, by and between Beacon Roofing Supply, Inc. and CD&R Boulder Holdings, L.P.	8-K	10.4	January 5, 2018
10.7	Amendment and Restatement of Section 2(a) of the Registration Rights Agreement, dated June 11, 2019	10-Q	10.1	August 7, 2019
10.8	Executive Securities Agreement dated as of October 20, 2003 by and between Beacon Roofing Supply, Inc., Robert Buck and Code, Hennessy & Simmons III, L.P.	S-1	10.5	May 28, 2004
10.9+	Description of Executive Annual Incentive Plan	10-Q	10.1	February 8, 2019
10.10+	Beacon Roofing Supply, Inc. Amended and Restated 2004 Stock Plan	DEF 14A	Appendix A	January 7, 2011
10.11+	First Amendment dated as of October 31, 2011 to the Beacon Roofing Supply, Inc. 2004 Stock Plan	10-K	10.10	November 29, 2011
10.12+	Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan	DEF 14A	Appendix A	January 6, 2016
10.13+	Form of Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settle at Retirement)	10-Q	10.1	May 5, 2017
10.14+	Form of Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settle at Vest)	10-Q	10.2	May 5, 2017
10.15+	Form of Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan Performance-Based Restricted Stock Unit Award Agreement for Employees	10-Q	10.3	May 5, 2017
10.16+	Form of Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan Time-Based Restricted Stock Unit Award Agreement for Employees	10-Q	10.4	May 5, 2017
10.17+	Form of Beacon Roofing Supply, Inc. Amended and Restated 2014 Stock Plan Stock Option Agreement	10-Q	10.5	May 5, 2017
10.18+	Form of Restrictive Covenant Agreement between Beacon Roofing Supply, Inc. and its executive officers	10-Q	10.6	February 6, 2016
10.19+	Employment and Post-Employment Exclusive Consulting Agreement, dated as of February 25, 2019, between Beacon Roofing Supply, Inc. and Paul Isabella	10-Q	10.2	May 8, 2019
21*	Subsidiaries of Beacon Roofing Supply, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

101.INS XBRL Instance–the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation

101.PRE XBRL Taxonomy Extension Presentation

101.LAB XBRL Taxonomy Extension Labels

101.DEF XBRL Taxonomy Extension Definition

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________________________

+	Management contract or compensatory plan/arrangement
*	Filed herewith

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
Date: November 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ROBERT R. BUCK	Chairman	November 26, 2019
Robert R. Buck

/s/ JULIAN G. FRANCIS	President and Chief Executive Officer	November 26, 2019
Julian G. Francis

/s/ JOSEPH M. NOWICKI	Executive Vice President and Chief Financial Officer	November 26, 2019
Joseph M. Nowicki

/s/ THOMAS D. SCHMITZ	Vice President and Chief Accounting Officer	November 26, 2019
Thomas D. Schmitz

/s/ CARL T. BERQUIST	Director	November 26, 2019
Carl T. Berquist

/s/ BARBARA G. FAST	Director	November 26, 2019
Barbara G. Fast

/s/ RICHARD W. FROST	Director	November 26, 2019
Richard W. Frost

/s/ ALAN GERSHENHORN	Director	November 26, 2019
Alan Gershenhorn

/s/ PHILIP W. KNISELY	Director	November 26, 2019
Philip W. Knisely

/s/ ROBERT M. MCLAUGHLIN	Director	November 26, 2019
Robert M. McLaughlin

/s/ NEIL S. NOVICH	Director	November 26, 2019
Neil S. Novich

/s/ STUART A. RANDLE	Director	November 26, 2019
Stuart A. Randle

/s/ NATHAN K. SLEEPER	Director	November 26, 2019
Nathan K. Sleeper

/s/ DOUGLAS L. YOUNG	Director	November 26, 2019
Douglas L. Young