Form 10-Q
period 2019-12-31
BEACON ROOFING SUPPLY INC
filed 2020-02-04
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2019

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

As of January 31, 2020, 68,805,794 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Quarter Ended December 31, 2019

PART I.Financial Information (Unaudited)

Item 1.	Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	September 30,	December 31,
	2019	2019	2018
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,749	$72,287	$18,423
Accounts receivable, less allowance of $15,200, $13,095 and $21,353 as of December 31, 2019, September 30, 2019 and December 31, 2018, respectively	861,087	1,108,134	881,749
Inventories, net	1,037,827	1,018,183	1,025,310
Prepaid expenses and other current assets	311,112	315,643	375,598
Total current assets	2,253,775	2,514,247	2,301,080
Property and equipment, net	253,019	260,376	273,742
Goodwill	2,491,166	2,490,590	2,489,730
Intangibles, net	1,077,478	1,125,540	1,282,242
Operating lease assets	463,081	-	-
Other assets, net	10	2,059	1,243
Total assets	$6,538,529	$6,392,812	$6,348,037

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$594,613	$822,931	$551,940
Accrued expenses	411,169	599,155	375,672
Current operating lease liabilities	98,994	-	-
Current portions of long-term debt/obligations	13,877	18,689	20,315
Total current liabilities	1,118,653	1,440,775	947,927
Borrowings under revolving lines of credit, net	215,642	80,961	503,216
Long-term debt, net	2,495,135	2,494,623	2,497,123
Deferred income taxes, net	107,085	103,913	110,179
Non-current operating lease liabilities	358,504	-	-
Long-term obligations under equipment financing, net	1,607	4,609	10,689
Other long-term liabilities	2,018	6,383	5,532
Total liabilities	4,298,644	4,131,264	4,074,666

Commitments and contingencies (Note 9)

Convertible Preferred Stock; $0.01 par value; aggregate liquidation preference $400,000; 400,000 shares authorized, issued and outstanding as of December 31, 2019, September 30, 2019 and December 31, 2018[1]	399,195	399,195	399,195

Stockholders' equity:
Common stock (voting); $0.01 par value; 100,000,000 shares authorized; 68,760,731, 68,574,176 and 68,432,707 shares issued and outstanding as of December 31, 2019, September 30, 2019 and December 31, 2018, respectively	687	685	684
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	1,086,970	1,083,042	1,067,711
Retained earnings	769,812	799,222	826,941
Accumulated other comprehensive income (loss)	(16,779)	(20,596)	(21,160)
Total stockholders' equity	1,840,690	1,862,353	1,874,176
Total liabilities and stockholders' equity	$6,538,529	$6,392,812	$6,348,037

________________________________________

[1]

In connection with the acquisition of Allied Building Products Corp. (“Allied”) on January 2, 2018 (the “Allied Acquisition”), the Company completed the sale of 400,000 shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with an aggregate liquidation preference of $400.0 million, at a purchase price of $1,000 per share, to CD&R Boulder Holdings, L.P. The Preferred Stock is convertible perpetual participating preferred stock of the Company, and conversion of the Preferred Stock into $0.01 par value shares of the Company’s common stock will be at a conversion price of $41.26 per share (or 9,694,619 shares of common stock). The Preferred Stock accumulates dividends at a rate of 6.0% per annum (payable in cash or in-kind, subject to certain conditions). The Preferred Stock is not mandatorily redeemable; therefore, it is classified as mezzanine equity on the Company’s consolidated balance sheets.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Three Months Ended December 31,
	2019	2018
Net sales	$1,675,112	$1,721,676
Cost of products sold	1,264,414	1,286,107
Gross profit	410,698	435,569
Operating expense:
Selling, general and administrative	326,919	327,693
Depreciation	19,072	17,601
Amortization	44,778	52,021
Total operating expense	390,769	397,315
Income (loss) from operations	19,929	38,254
Interest expense, financing costs, and other	38,293	38,361
Loss on debt extinguishment	14,678	-
Income (loss) before provision for income taxes	(33,042)	(107)
Provision for (benefit from) income taxes	(9,632)	786
Net income (loss)	$(23,410)	$(893)
Dividends on Preferred Stock[1]	6,000	6,000
Net income (loss) attributable to common shareholders	$(29,410)	$(6,893)

Weighted-average common stock outstanding:
Basic	68,667,943	68,248,020
Diluted[2]	68,667,943	68,248,020

Net income (loss) per share[3]:
Basic	$(0.43)	$(0.10)
Diluted	$(0.43)	$(0.10)

________________________________________

[1]

Three months ended December 31, 2019 and 2018 amounts are composed of $5.0 million in undeclared cumulative Preferred Stock dividends, as well as an additional $1.0 million of Preferred Stock dividends that had been declared and paid as of period end.

[2]	Amounts do not include 9,694,619 shares issuable upon conversion of the Company’s participating Preferred Stock because such conversion would be anti-dilutive (see Note 4 for further discussion).
[3]	See Note 4 for detailed calculations and further discussion.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended December 31,
	2019	2018
Net income (loss)	$(23,410)	$(893)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,288	(3,910)
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	2,529	-
Total other comprehensive income (loss)	3,817	(3,910)
Comprehensive income (loss)	$(19,593)	$(4,803)

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited; In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Three Months Ended December 31, 2018
Balance as of September 30, 2018	68,135,790	$681	$1,067,040	$833,834	$(17,250)	$1,884,305
Issuance of common stock, net of shares withheld for taxes	296,917	3	(2,786)	-	-	(2,783)
Stock-based compensation	-	-	3,457	-	-	3,457
Other comprehensive income (loss)	-	-	-	-	(3,910)	(3,910)
Net income (loss)	-	-	-	(893)	-	(893)
Dividends on Preferred Stock[1]	-	-	-	(6,000)	-	(6,000)
Balance as of December 31, 2018	68,432,707	$684	$1,067,711	$826,941	$(21,160)	$1,874,176

Three Months Ended December 31, 2019
Balance as of September 30, 2019	68,574,176	$685	$1,083,042	$799,222	$(20,596)	$1,862,353
Issuance of common stock, net of shares withheld for taxes	186,555	2	(1,228)	-	-	(1,226)
Stock-based compensation	-	-	5,156	-	-	5,156
Other comprehensive income (loss)	-	-	-	-	3,817	3,817
Net income (loss)	-	-	-	(23,410)	-	(23,410)
Dividends on Preferred Stock[1]	-	-	-	(6,000)	-	(6,000)
Balance as of December 31, 2019	68,760,731	$687	$1,086,970	$769,812	$(16,779)	$1,840,690

[1]	Amount represents dividends that have been declared and paid during the respective periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(Unaudited; In thousands)

	Three Months Ended December 31,
	2019	2018
Operating Activities
Net income (loss)	$(23,410)	$(893)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,850	69,622
Stock-based compensation	5,156	3,457
Certain interest expense and other financing costs	2,849	3,024
Beneficial lease amortization	-	572
Loss on debt extinguishment	14,678	-
Gain on sale of fixed assets	(330)	(265)
Deferred income taxes	2,357	3,201
Changes in operating assets and liabilities, net of the effects of businesses acquired in the period:
Accounts receivable	247,685	207,119
Inventories	(19,147)	(90,712)
Prepaid expenses and other current assets	(3,362)	(131,638)
Accounts payable and accrued expenses	(417,507)	(400,616)
Other assets and liabilities	1,874	246
Net cash provided by (used in) operating activities	(125,307)	(336,883)

Investing Activities
Purchases of property and equipment	(12,194)	(11,688)
Acquisition of businesses, net	-	(163,973)
Proceeds from the sale of assets	396	401
Net cash provided by (used in) investing activities	(11,798)	(175,260)

Financing Activities
Borrowings under revolving lines of credit	750,711	1,298,654
Payments under revolving lines of credit	(616,767)	(888,225)
Payments under term loan	(2,425)	-
Borrowings under senior notes	300,000	-
Payment under senior notes	(309,564)	-
Payment of debt issuance costs	(3,582)	-
Payments under equipment financing facilities and finance leases	(2,282)	(1,465)
Payment of dividends on Preferred Stock	(6,000)	(6,000)
Proceeds from issuance of common stock related to equity awards	875	834
Payment of taxes related to net share settlement of equity awards	(2,101)	(3,617)
Net cash provided by (used in) financing activities	108,865	400,181

Effect of exchange rate changes on cash and cash equivalents	(298)	458

Net increase (decrease) in cash and cash equivalents	(28,538)	(111,504)
Cash and cash equivalents, beginning of period	72,287	129,927
Cash and cash equivalents, end of period	$43,749	$18,423

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$57,420	$57,732
Income taxes paid (received), net of refunds	125	1,239

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Company Overview

Beacon Roofing Supply, Inc. (“Beacon” or the “Company”) was incorporated in the state of Delaware on August 22, 1997 and is the largest publicly traded distributor of roofing materials and complementary building products in the United States and Canada.

As of December 31, 2019, the Company operated 530 branches throughout all 50 states throughout the U.S. and 6 provinces in Canada. The Company’s material subsidiaries are Beacon Sales Acquisition, Inc. and Beacon Roofing Supply Canada Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. Certain prior period amounts have been reclassified to conform to current period presentation. The balance sheet as of December 31, 2018 has been presented for a better understanding of the impact of seasonal fluctuations on the Company’s financial condition.

In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended December 31, 2019 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2020 (“fiscal year 2020” or “2020”).

The three-month periods ended December 31, 2019 and 2018 each had 62 business days.

These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the Company’s fiscal year 2019 (“2019”) Annual Report on Form 10-K for the year ended September 30, 2019.

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

Recent Accounting Pronouncements—Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases.” This guidance replaces most existing accounting for leases and requires enhanced disclosures. The guidance requires the Company to record a right-of-use asset and a lease liability for most of the Company’s leases, including those previously treated as operating leases. The Company adopted the standard using the modified retrospective transition method as of October 1, 2019 and will not apply the standard to comparative prior periods presented. The Company used the package of transition practical expedients outlined in the transition guidance. The most significant effects of the new standard were the recognition of $483.5 million of operating lease assets and $476.0 million of operating lease liabilities on October 1, 2019. As part of the adoption, the Company carried forward the assessment from the previous lease standard of whether Beacon’s contracts contain (or are) leases, the classification of leases, and remaining lease terms. The accounting for finance leases remains unchanged. The adoption of the new standard did not have a material impact on the Company’s consolidated results of operations or cash flows. See Note 8 for further discussion.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income.” This guidance is intended to address the accounting treatment for the tax effects on items within accumulated other comprehensive income as a result of the adoption of the Tax Cuts and Jobs Act of 2017. This new standard became effective for the Company on October 1, 2019. The adoption of this new guidance did not have a material impact on the Company’s financial statements and related disclosures.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes – Simplifying the Accounting for Income Taxes.” This guidance is intended to simplify the accounting for income taxes by removing certain exceptions, clarifying existing guidance and improving consistent application of the guidance. This new standard is effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

3. Net Sales

The following table presents the Company’s net sales by product line and geography for each period presented (in thousands):

	U.S.	Canada	Total
Three Months Ended December 31, 2018
Residential roofing products	$720,511	$11,679	$732,190
Non-residential roofing products	390,268	29,641	419,909
Complementary building products	568,116	1,461	569,577
Total net sales	$1,678,895	$42,781	$1,721,676

Three Months Ended December 31, 2019
Residential roofing products	$691,307	$10,929	$702,236
Non-residential roofing products	388,482	32,371	420,853
Complementary building products	549,779	2,244	552,023
Total net sales	$1,629,568	$45,544	$1,675,112

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

The following table presents the components and calculations of basic and diluted net income (loss) per share for each period presented (in thousands, except share and per share amounts):

	Three Months Ended December 31,
	2019	2018
Net income (loss)	$(23,410)	$(893)
Dividends on Preferred Stock	6,000	6,000
Net income (loss) attributable to common shareholders	$(29,410)	$(6,893)
Undistributed income allocated to participating securities	-	-
Net income (loss) attributable to common shareholders - basic and diluted	$(29,410)	$(6,893)

Weighted-average common shares outstanding - basic	68,667,943	68,248,020
Effect of common share equivalents	-	-
Weighted-average common shares outstanding - diluted	68,667,943	68,248,020

Net income (loss) per share - basic	$(0.43)	$(0.10)
Net income (loss) per share - diluted	$(0.43)	$(0.10)

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per share because the effect was either anti-dilutive or the requisite performance conditions were not met:

	Three Months Ended December 31,
	2019	2018
Stock options	1,911,501	1,554,518
Restricted stock units	400,914	318,229
Preferred Stock	9,694,619	9,694,619

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

In December 2019, the Company’s Board of Directors adopted the Company’s Second Amended and Restated 2014 Plan, with a share increase of an additional 4,850,000 shares to be effective upon its approval by the shareholders at the Company’s Annual Meeting of Shareholders scheduled to be held on February 11, 2020. As of December 31, 2019, there were 680,568 shares of common stock available for issuance.

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

The fair value of the stock options granted during the three months ended December 31, 2019 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.74%
Expected volatility	33.18%
Expected life (in years)	5.25
Dividend yield	-

The following table summarizes all stock option activity for the three months ended December 31, 2019 (in thousands, except share, per share, and time period amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of September 30, 2019	2,339,489	$32.61	6.1	$12,034
Granted	407,736	33.47
Exercised	(48,122)	18.18
Canceled/Forfeited	(10,906)	37.79
Expired	(2,534)	14.45
Balance as of December 31, 2019	2,685,663	$32.99	6.5	$9,099
Vested and expected to vest after December 31, 2019	2,616,347	$33.01	6.5	$8,979
Exercisable as of December 31, 2019	1,759,950	$33.14	5.1	$7,278

________________________________________________________________

[1]

Aggregate intrinsic value represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.

During the three months ended December 31, 2019 and 2018, the Company recorded stock-based compensation expense related to stock options of $1.1 million and $1.0 million, respectively. As of December 31, 2019, there was $8.1 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.

The following table summarizes additional information on stock options for the periods presented (in thousands, except per share amounts):

	Three Months Ended December 31,
	2019	2018
Weighted-average fair value of stock options granted	$10.70	$8.75
Total grant date fair value of stock options vested	3,902	3,680
Total intrinsic value of stock options exercised	665	712

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

RSUs granted to non-employee directors are subject to continued service and vest on the first anniversary of the grant date (except under certain conditions). Generally, the common shares underlying the RSUs are not eligible for distribution until the non-employee director’s service on the Board has terminated, and for non-employee director RSU grants made prior to fiscal year 2014, the share distribution date is six months after the director’s termination of service on the board. Beginning in fiscal year 2016, the Company enacted a policy that allows any non-employee directors who have Beacon equity holdings (defined as common stock and outstanding vested equity awards) with a total fair value that is greater than or equal to five times the annual Board cash retainer to elect to have their RSU grant settle simultaneously with vesting. Eligibility is determined annually based on the value of the non‑employee directors’ Beacon equity holdings as of December 1. Elections must be made by December 31 and apply only to the succeeding RSU grant following the election.

The following table summarizes all restricted stock unit activity for the three months ended December 31, 2019:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of September 30, 2019	1,123,358	$37.48
Granted	378,320	33.47
Released	(199,960)	40.24
Canceled/Forfeited	(2,906)	29.15
Balance as of December 31, 2019	1,298,812	$35.75
Vested and expected to vest after December 31, 2019	1,077,493	$36.98

During the three months ended December 31, 2019 and 2018, the Company recorded stock-based compensation expense related to restricted stock units of $4.1 million and $2.4 million, respectively. As of December 31, 2019, there was $22.3 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.2 years.

The following table summarizes additional information on RSUs for the periods presented (in thousands, except per share amounts):

	Three Months Ended December 31,
	2019	2018
Weighted-average fair value of RSUs granted	$33.47	$27.28
Total grant date fair value of RSUs vested	8,082	14,840
Total intrinsic value of RSUs released	6,826	11,160

6. Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill during the three months ended December 31, 2019 and 2018, respectively (in thousands):

Balance as of September 30, 2018	$2,491,779
Acquisitions[1]	(513)
Translation and other adjustments	(1,536)
Balance as of December 31, 2018	$2,489,730

Balance as of September 30, 2019	$2,490,590
Translation and other adjustments	576
Balance as of December 31, 2019	$2,491,166

_____________________________

[1]	Reflects purchase accounting adjustments related to fiscal year 2018 acquisition of Atlas Supply, Inc.

The changes in the carrying amount of goodwill for the three months ended December 31, 2019 and 2018 were driven primarily by purchase accounting and foreign currency translation adjustments.

Intangible Assets

The following table summarizes intangible assets by category (in thousands, except time period amounts):

	December 31, 2019	September 30, 2019	December 31, 2018	Weighted-Average Remaining Life[1] (Years)
Amortizable intangible assets:
Non-compete agreements	$2,824	$2,824	$2,824	2.4
Customer relationships	1,531,120	1,530,970	1,530,748	17.4
Trademarks	10,500	10,500	10,500	6.7
Beneficial lease arrangements	-	8,060	8,060	-
Total amortizable intangible assets	1,544,444	1,552,354	1,552,132
Accumulated amortization	(660,016)	(619,864)	(462,940)
Total amortizable intangible assets, net	$884,428	$932,490	$1,089,192
Indefinite lived trademarks	193,050	193,050	193,050
Total intangibles, net	$1,077,478	$1,125,540	$1,282,242

_________________________________________________________

[1]	As of December 31, 2019.

For the three months ended December 31, 2019 and 2018, the Company recorded $44.8 million and $52.0 million of amortization expense relating to the above-listed intangible assets, respectively. The intangible asset lives range from 5 to 20 years and have a weighted-average remaining life of 17.3 years as of December 31, 2019.

The following table summarizes the estimated future amortization expense for intangible assets (in thousands):

Year Ending September 30,[1]
2020 (Jan - Sept)	$133,109
2021	148,318
2022	120,666
2023	97,522
2024	78,873
Thereafter	305,940
Total future amortization expense	$884,428

___________________________

[1]

Amounts included in the table are as of December 31, 2019 and do not reflect the incremental amortization of indefinite-lived intangible assets that is expected to occur in connection with the rebranding efforts that were announced in January 2020 (see Note 14 for further discussion).

7. Financing Arrangements

The following table summarizes all financing arrangements from the respective periods presented (in thousands):

	December 31, 2019	September 30, 2019	December 31, 2018
Revolving Lines of Credit
2023 ABL:
U.S. Revolver[1]	$209,482	$80,961	$496,619
Canada Revolver[2]	6,160	-	6,597
Current portion	-	-	-
Borrowings under revolving lines of credit, net	$215,642	$80,961	$503,216

Long-term Debt, net
Term Loans:
2025 Term Loan[3]	$925,486	$926,535	$932,102
Current portion	(9,700)	(9,700)	(9,700)
Long-term borrowings under term loan	915,786	916,835	922,402
Senior Notes:
2023 Senior Notes[4]	-	294,886	293,926
2025 Senior Notes[5]	1,283,605	1,282,902	1,280,795
2026 Senior Notes[6]	295,744	-	-
Current portion	-	-	-
Long-term borrowings under senior notes	1,579,349	1,577,788	1,574,721
Long-term debt, net	$2,495,135	$2,494,623	$2,497,123

Equipment Financing Facilities, net
Equipment financing facilities[7]	$5,784	$6,885	$10,148
Capital lease obligations[8]	-	6,713	11,156
Current portion	(4,177)	(8,989)	(10,615)
Long-term obligations under equipment financing, net	$1,607	$4,609	$10,689

____________________________________________________________

[1]	Effective rate on borrowings of 3.25%, 5.41% and 4.37% as of December 31, 2019, September 30, 2019 and December 31, 2018, respectively.
[2]	Effective rate on borrowings of 4.20% and 4.45% as of December 31, 2019 and December 31, 2018, respectively.
[3]	Interest rate of 3.95%, 4.36% and 4.77% as of December 31, 2019, September 30, 2019 and December 31, 2018, respectively.
[4]	Interest rate of 6.38% for all periods presented.
[5]	Interest rate of 4.88% for all periods presented.
[6]	Interest rate of 4.50% as of December 31, 2019.
[7]	Fixed interest rates ranging from 2.33% to 2.89% for all periods presented.
[8]

As of October 1, 2019, in connection with the adoption of ASU 2016-02, capital lease obligations that were formerly included in equipment financing facilities are included either in accrued expenses or other long-term liabilities on the consolidated balance sheets. See Notes 2 and 8 for further information.

Debt Refinancing

2026 Senior Notes

On October 9, 2019, the Company, and certain subsidiaries of the Company as guarantors, executed a private offering of $300.0 million aggregate principal amount of 4.50% Senior Notes due 2026 (the “2026 Senior Notes”) at an issue price of 100%. The 2026 Senior Notes mature on November 15, 2026 and bear interest at a rate of 4.50% per annum, payable on May 15 and November 15 of each year, commencing on May 15, 2020.

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

On October 28, 2019, the Company used the net proceeds from the offering, together with cash on hand and available borrowings under the 2023 ABL (as defined below), to redeem all $300.0 million aggregate principal amount outstanding of the 2023 Senior Notes (as defined below) at a redemption price of 103.188% and to pay all related accrued interest, fees and expenses.

The intent of the transaction was to take advantage of lower market interest rates by refinancing the existing 2023 Senior Notes with the 2026 Senior Notes. The Company has accounted for the refinance as a debt extinguishment of the 2023 Senior Notes and an issuance of the 2026 Senior Notes. As a result, the Company recorded a loss on debt extinguishment of $14.7 million in the three months ended December 31, 2019. The Company capitalized new debt issuance costs of $4.4 million related to the 2026 Senior Notes, which are being amortized over the term of the financing arrangements.

As of December 31, 2019, the outstanding balance on the 2026 Senior Notes, net of $4.3 million of unamortized debt issuance costs, was $295.7 million.

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

The proceeds from these financing arrangements were used to finance the Allied Acquisition, to refinance or otherwise extinguish all third-party indebtedness, to pay fees and expenses associated with the acquisition, and to provide working capital and funds for other general corporate purposes. The Company capitalized new debt issuance costs totaling approximately $65.3 million related to the 2023 ABL, the 2025 Term Loan and the 2025 Senior Notes, which are being amortized over the term of the financing arrangements.

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

There is one financial covenant under the 2023 ABL, which is the Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio is calculated by dividing Consolidated EBITDA, less Capital Expenditures, by Consolidated Fixed Charges (all terms as defined in the agreement). Per the covenant, the Company’s Fixed Charge Coverage Ratio must be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis. The Company was in compliance with this covenant as of December 31, 2019.

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

As of December 31, 2019, the total balance outstanding on the 2023 ABL, net of $7.5 million of unamortized debt issuance costs, was $215.6 million. The Company also has outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $13.0 million as of December 31, 2019.

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

As of December 31, 2019, the outstanding balance on the 2025 Term Loan, net of $27.5 million of unamortized debt issuance costs, was $925.5 million.

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

As of December 31, 2019, the outstanding balance on the 2025 Senior Notes, net of $16.4 million of unamortized debt issuance costs, was $1.28 billion.

Financing - RSG Acquisition

2023 Senior Notes

On October 1, 2015, in connection with the acquisition of Roofing Supply Group, the Company raised $300.0 million by issuing 6.38% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes had a coupon rate of 6.38% per annum and were payable semi-annually in arrears, beginning April 1, 2016. There were early payment provisions in the indenture in which the Company would be subject to redemption premiums. On October 28, 2019, the Company redeemed all $300.0 million aggregate principal amount outstanding of the 2023 Senior Notes at a redemption price of 103.188% plus accrued interest and, as a result, wrote off $5.1 million of unamortized debt issuance costs.

Equipment Financing Facilities

As of December 31, 2019, the Company had $5.8 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 2.89% and payments due through September 2021.

8. Leases

The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes and insurance. Certain of the leases provide for escalating rents over the lives of the leases, and rent expense is recognized over the terms of those leases on a straight-line basis. The real estate leases expire between 2020 and 2038.

In addition, the Company leases equipment such as trucks and forklifts. Equipment leases are primarily accounted for as operating leases; however, the Company also accounts for some equipment leases as finance leases. The equipment leases expire between 2020 and 2026.

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included on the consolidated balance sheet as of December 31, 2019. Finance lease assets are included in property and equipment, net. The current portion of the finance lease liabilities is included in accrued expenses, and the noncurrent portion is included in other long-term liabilities.

Operating lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate, because the interest rates implicit in most of the leases are not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments.

Operating lease assets include any prepaid lease payments and lease incentives. The Company’s lease terms include periods under options to extend or terminate the lease when it is reasonably certain that those options will be exercised. The Company generally uses the base, non-cancelable lease term when determining the lease assets and liabilities. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company’s lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. The Company has elected to combine fixed payments for non-lease components with lease payments and account for them together as a single lease component, which increases the lease assets and liabilities.

Payments under the Company’s lease agreements are primarily fixed. However, certain lease agreements contain variable payments, which are expensed as incurred and are not included in the operating lease assets and liabilities. These amounts include payments affected by the Consumer Price Index and payments for maintenance and utilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table summarizes components of operating lease costs recognized within selling, general and administrative expenses (in thousands):

Three Months Ended December 31, 2019
Operating lease costs	$31,461
Variable lease costs	2,657
Total operating lease costs	$34,118

The following table presents supplemental cash flow information related to operating leases (in thousands):

Three Months Ended December 31, 2019
Operating cash flows for operating lease liabilities	$29,500

As of December 31, 2019, the Company’s operating leases had a weighted-average remaining lease term of 5.8 years and a weighted-average discount rate of 3.98%. Future lease payments under operating leases as of December 31, 2019 were as follows (in thousands):

Year Ending September 30,
2020 (Jan - Sept)	$85,742
2021	105,322
2022	89,230
2023	71,987
2024	54,834
Thereafter	95,205
Total future lease payments	502,320
Imputed interest	(44,822)
Total operating lease liabilities	$457,498

9. Commitments and Contingencies

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

The Company participates in multi-employer defined benefit plans for which it is not the sponsor. As of December 31, 2019, some of the Company’s multi-employer defined benefit plans were reported to have underfunded liabilities. Withdrawal from participation in one of these plans requires the Company to make a lump-sum contribution to the plan. The Company’s withdrawal liability depends on the extent of the plan’s funding of vested benefits, among other factors. The Company has withdrawn from the Central States Pension Fund and Local 408 Pension fund. As a result, the Company has recorded contingent liabilities for the estimated pension plan exit costs. The Company does not believe that the finalized lump-sum contributions to exit these plans will have a material impact on its results of operations.

10. Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity.

The following table summarizes the components of and changes in accumulated other comprehensive loss (in thousands):

	Foreign	Derivative	Accumulated Other
	Currency Translation	Financial Instruments	Comprehensive Loss
Balance as of September 30, 2019	$(18,984)	$(1,612)	$(20,596)
Other comprehensive income before reclassifications	1,288	2,529	3,817
Reclassifications out of other comprehensive loss	-	-	-
Balance as of December 31, 2019	$(17,696)	$917	$(16,779)

Gains (losses) on derivative instruments are recognized in the consolidated statements of operations in interest expense, financing costs, and other.

11. Geographic Data

The following table summarizes certain geographic information for the periods presented (in thousands):

	December 31, 2019	September 30, 2019	December 31, 2018
Long-lived assets:
U.S.	$1,125,415	$1,182,552	$1,352,081
Canada	12,042	12,373	12,096
Total long-lived assets	$1,137,457	$1,194,925	$1,364,177

12. Fair Value Measurement

As of December 31, 2019, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

As of December 31, 2019, based upon recent trading prices (Level 2), the fair value of the Company’s $300.0 million Senior Notes due in 2026 was $309.8 million and the fair value of the $1.30 billion Senior Notes due 2025 was $1.31 billion.

As of December 31, 2019, the fair value of the Company’s term loan and revolving asset-based line of credit approximated the amount outstanding. The Company estimates the fair value of its Senior Secured Credit Facility by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

13. Financial Derivatives

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings.

On September 11, 2019, the Company entered into two interest rate swap agreements to manage the interest rate risk associated with the variable rate on the 2025 Term Loan (see Note 7 for more information). Each swap agreement has a notional amount of $250 million. One agreement (the “5-year swap”) will expire on August 30, 2024 and swaps the thirty-day LIBOR with a fixed-rate of 1.49%. The second agreement (the “3-year swap”) will expire on August 30, 2022 and swaps the thirty-day LIBOR with a fixed-rate of 1.50%. At the inception of the swap agreements, the Company determined that both swaps qualified for cash flow hedge accounting under ASC 815. Therefore, changes in the fair value of the effective portions of the swaps, net of taxes, will be recognized in other comprehensive income each period, then reclassified into the consolidated statements of operations as a component of interest expense, financing costs, and other in the period in which the hedged transaction affects earnings. Any ineffective portions of the hedges are immediately recognized in earnings as a component of interest expense, financing costs and other.

The effectiveness of the swaps will be assessed qualitatively by the Company during the lives of the hedges by a) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and b) through an evaluation of the ability of the counterparty to the hedges to honor their obligations under the hedges. The Company performed a qualitative analysis as of December 31, 2019 and concluded that the swap agreements continue to meet the requirements under ASC 815 to qualify for cash flow hedge accounting. As of December 31, 2019, the fair value of the 3‑year and 5‑year swaps, net of tax, were $0.2 million and $0.8 million, respectively, both in favor of the Company. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

The Company records any differences paid or received on its interest rate hedges to interest expense, financing costs and other. The following table summarizes the combined fair values, net of tax, of the interest rate derivative instruments (in thousands):

		Assets/(Liabilities) as of:
Instrument	Fair Value Hierarchy	December 31, 2019	September 30, 2019	December 31, 2018
Designated interest rate swaps[1]	Level 2	$917	$(1,612)	$-

_______________________

[1]	Assets are included on the consolidated balance sheets in prepaid expenses and other current assets, while liabilities are included in accrued expenses.

The fair value of the interest rate swaps is determined through the use of a pricing model, which utilizes verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

The following table summarizes the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (in thousands):

	Three Months Ended December 31,
Instrument	2019	2018
Designated interest rate swaps	$2,529	$-

14. Subsequent Events

On January 14, 2020, the Company determined to rebrand its exterior product branches with the tradename “Beacon Building Products” (the “Rebranding”). The new name, and a related logo, will be adopted at over 450 Beacon one-step exterior products branches. The Company’s interior, insulation, weatherproofing and two-step branches will continue to operate under current brand names.

In connection with the Rebranding, the Company has determined that it will incur non-cash accelerated intangible asset amortization of approximately $135.0 million to $140.0 million related to the write-off of certain tradenames, primarily Allied (exterior products only), Roofing Supply Group and JGA. The accelerated amortization will be recognized in the three months ending March 31, 2020. The physical rebranding of branch locations and equipment is expected to result in cash expenditures of approximately $5.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis included in our 2019 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2020” refer to the three months ended December 31, 2019 being discussed and references to “2019” refer to the three months ended December 31, 2018 being discussed. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Overview

We are the largest publicly traded distributor of roofing materials and complementary building products in the United States and Canada. We are among the oldest and most established distributors in the industry. The complementary building products we distribute include siding, windows, insulation, waterproofing systems, wallboard, acoustical ceilings, and other specialty exterior and interior building products. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of contractors and, to a lesser extent, home builders, retailers, and other building materials suppliers.

As of December 31, 2019, we operated 530 branches throughout all 50 states in the U.S. and 6 provinces in Canada. We offer one of the most extensive assortments of high-quality branded products in the industry with approximately 140,000 SKUs available across our branch network, enabling us to deliver products to serve over 110,000 customers on a timely basis.

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

•

We opened two new branches in fiscal year 2020, including locations in Georgia and Virginia. In 2019, we opened a total of nine new branch locations across Alabama, California, Florida, Nevada, North Carolina, Pennsylvania and Texas.

Comparison of the Three Months Ended December 31, 2019 and 2018

The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in thousands):

	Three Months Ended December 31,
	2019	2018
Net sales	$1,675,112	$1,721,676
Cost of products sold	1,264,414	1,286,107
Gross profit	410,698	435,569
Operating expense:
Selling, general and administrative[1]	326,919	327,693
Depreciation	19,072	17,601
Amortization	44,778	52,021
Total operating expense	390,769	397,315
Income (loss) from operations	19,929	38,254
Interest expense, financing costs, and other	38,293	38,361
Loss on debt extinguishment	14,678	-
Income (loss) before provision for income taxes	(33,042)	(107)
Provision for (benefit from) income taxes	(9,632)	786
Net income (loss)	$(23,410)	$(893)
Dividends on Preferred Stock	6,000	6,000
Net income (loss) attributable to common shareholders	$(29,410)	$(6,893)

_________________________

[1]

Includes acquisition and business restructuring costs of $3.9 million ($2.8 million, net of taxes) and $8.9 million ($6.6 million, net of taxes), for the three months ended December 31, 2019 and 2018, respectively.

	Three Months Ended December 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of products sold	75.5%	74.7%
Gross profit	24.5%	25.3%
Operating expense:
Selling, general and administrative	19.5%	19.1%
Depreciation	1.1%	1.0%
Amortization	2.7%	3.1%
Total operating expense	23.3%	23.2%
Income (loss) from operations	1.2%	2.1%
Interest expense, financing costs, and other	2.3%	2.2%
Loss on debt extinguishment	0.9%	0.0%
Income (loss) before provision for income taxes	(2.0%)	(0.1%)
Provision for (benefit from) income taxes	(0.6%)	0.0%
Net income (loss)	(1.4%)	(0.1%)
Dividends on Preferred Stock	0.4%	0.3%
Net income (loss) attributable to common shareholders	(1.8%)	(0.4%)

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

As of December 31, 2019, we had a total of 530 branches in operation. All 530 branches were acquired prior to the start of fiscal year 2019 and therefore meet our existing market definition. As a result, operating results for existing markets are equal to consolidated operating results for all periods presented.

Net Sales

Net sales decreased 2.7% to $1.68 billion in 2020, from $1.72 billion in 2019. The comparative decrease in net sales was mainly influenced by decreased hurricane-related demand in the Mid-Atlantic and Southeast. Combined net sales from those regions unaffected by hurricane-related activity were flat over the comparative periods.

Net sales by geographical region increased (decreased) from 2019 to 2020 as follows: Northeast (5.3%); Mid-Atlantic (13.6%); Southeast (4.7%); Southwest 2.0%; Midwest (1.2%); West 3.0%; and Canada 6.5%.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below).

The following table summarizes net sales by product line for the periods presented (in thousands):

	Three Months Ended December 31,
	2019		2018		Change
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$702,236	41.9%	$732,190	42.5%	$(29,954)	(4.1%)
Non-residential roofing products	420,853	25.1%	419,909	24.4%	944	0.2%
Complementary building products	552,023	33.0%	569,577	33.1%	(17,554)	(3.1%)
Total net sales	$1,675,112	100.0%	$1,721,676	100.0%	$(46,564)	(2.7%)

Gross Profit

The following table summarizes gross profit and gross margin for the periods presented (in thousands):

	Three Months Ended December 31,		Change[1]
	2019	2018	$	%
Gross profit	$410,698	$435,569	$(24,871)	(5.7%)
Gross margin	24.5%	25.3%	N/A	(0.8%)

________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Gross profit decreased 5.7% to $410.7 million in 2020, from $435.6 million in 2019.

Gross margin was 24.5% in 2020, down 0.8% from 25.3% in 2019. The comparative decrease in gross margin was influenced by an overall product cost increase of less than 1%, accompanied by comparatively flat pricing.

Operating Expense

The following table summarizes operating expense for the periods presented (in thousands):

	Three Months Ended December 31,		Change[1]
	2019	2018	$	%
Operating expense	$390,769	$397,315	$(6,546)	(1.6%)
% of net sales	23.3%	23.2%	N/A	0.1%

________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense decreased 1.6% to $390.8 million in 2020, from $397.3 million in 2019. The comparative decrease in operating expense was mainly influenced by the following factors:

•	a $7.2 million decrease in amortization expense, due to the scheduled declining run-rate of intangible asset amortization related to acquisitions;

partially offset by:

•

a net increase of $1.8 million in payroll and employee benefit costs, which includes the combined impact of a $6.9 million increase from merit increases and higher insurance costs and a $5.1 million decrease from recently implemented labor cost efficiency initiatives.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense remained flat at $38.3 million in 2020, compared to $38.4 million in 2019.

Income Taxes

There was an income tax benefit of $9.6 million in 2020, compared to income tax expense of $0.8 million in 2019. The comparative increase in income tax benefit was primarily due to a $32.9 million increase in pre-tax net loss. The effective tax rate, excluding any discrete items, was 28.5% in 2020, compared to 26.9% in 2019. We expect our fiscal year 2020 effective tax rate, excluding any discrete items, will range from approximately 28.0% to 29.0%.

Net Income (Loss)/Net Income (Loss) Per Share

Net income (loss) was $(23.4) million in 2020, compared to $(0.9) million in 2019. There were $6.0 million of dividends on preferred shares in both 2020 and 2019, making net income (loss) attributable to common shareholders $(29.4) million and $(6.9) million, respectively. We calculate net income (loss) per share by dividing net income (loss), less dividends on preferred shares and adjustments for participating securities, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by utilizing the most dilutive result after applying and comparing the two-class method and if-converted method (see Note 4 in the Notes to Condensed Consolidated Financial Statements for further discussion).

The following table presents the all the components utilized to calculate basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended December 31,
	2019	2018
Net income (loss)	$(23,410)	$(893)
Dividends on Preferred Stock	6,000	6,000
Net income (loss) attributable to common shareholders	(29,410)	(6,893)
Undistributed income allocated to participating securities	-	-
Net income (loss) attributable to common shareholders - basic and diluted (if-converted method)	$(29,410)	$(6,893)
Undistributed income allocated to participating securities	-	-
Re-allocation of undistributed income to Preferred Stock	-	-
Net income (loss) attributable to common shareholders - diluted (two-class method)	$(29,410)	$(6,893)

Weighted-average common shares outstanding, basic	68,667,943	68,248,020
Effect of common share equivalents	-	-
Weighted-average common shares outstanding - diluted (if-converted and two-class method)	68,667,943	68,248,020

Net income (loss) per share - basic	$(0.43)	$(0.10)
Net income (loss) per share - diluted (two-class method)	(0.43)	(0.10)
Net income (loss) per share - diluted (if-converted method)	(0.43)	(0.10)

Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we prepare certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), specifically:

•	Adjusted Net Income (Loss)
•	Adjusted EBITDA

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

Adjusted Net Income (Loss)

The following table presents a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss) for each of the periods indicated (in thousands):

	Three Months Ended December 31,
	2019	2018
Net income (loss)	$(23,410)	$(893)
Adjustments:
Acquisition costs[1]	51,479	63,962
Business restructuring costs[2]	19,683	-
Total adjustments	71,162	63,962
Tax impact of total adjustments[3]	(19,424)	(16,569)
Total adjustments, net of tax	51,738	47,393
Adjusted Net Income (Loss)	$28,328	$46,500

_______________________________

[1]	The following table presents a breakout of the components of acquisition costs for each of the periods indicated:
	Three Months Ended December 31,
	2019	2018
Amortization of intangible assets	$44,778	$52,021
Costs classified as selling, general, and administrative[a]	3,852	8,917
Amortization of debt issuance costs	2,849	3,024
Total acquisition costs	$51,479	$63,962

__________________________________

a.

Selling, general, and administrative costs related to acquisitions are mainly composed of professional fees, branch integration expenses, travel expenses, employee severance and retention costs, and other personnel expenses.

[2]

Business restructuring costs are mainly composed of a loss on debt extinguishment of $14.7 million in connection with debt refinancing. Also included are accrued estimated costs related to employee benefit plan withdrawals, costs stemming from headcount rationalization efforts, and re-branding costs.

[3]

The effective tax rate applied to these adjustments is calculated by using forecasted adjusted pre-tax income while factoring in estimated discrete tax adjustments for the fiscal year. The tax impact of adjustments for the three months ended December 31, 2019 and 2018 were calculated using an effective tax rate of 27.3% and 25.9%, respectively.

Adjusted EBITDA

The following table presents a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended December 31,
	2019	2018
Net income (loss)	$(23,410)	$(893)
Interest expense, net	34,796	39,816
Income taxes	(9,632)	786
Depreciation and amortization	63,850	69,622
Stock-based compensation	5,156	3,457
Acquisition costs[1]	3,852	8,917
Business restructuring costs[2]	19,683	-
Adjusted EBITDA	$94,295	$121,705

Adjusted EBITDA as a % of net sales	5.6%	7.1%

 ____________________________________________________________

[1]

Represents selling, general, and administrative costs related to acquisitions (excluding the impact of tax) only. The other items the Company classifies as acquisition costs are embedded within the other balances reported in the table.

[2]

Business restructuring costs are mainly composed of a loss on debt extinguishment of $14.7 million in connection with debt refinancing. Also included are accrued estimated costs related to employee benefit plan withdrawals, costs stemming from headcount rationalization efforts, and re-branding costs.

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

Certain Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for the first quarter of 2020 and fiscal year 2019, which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends (in thousands, except per share amounts):

	2020	2019
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Net sales	$1,675,112	$2,029,913	$1,924,534	$1,429,037	$1,721,676
% of fiscal year’s net sales	100.0%	28.6%	27.1%	20.1%	24.2%

Gross profit	410,698	493,462	472,536	334,988	435,569
% of fiscal year’s gross profit	100.0%	28.4%	27.2%	19.3%	25.1%

Income (loss) from operations	19,929	89,874	74,254	(54,630)	38,254
% of fiscal year’s income (loss) from operations	100.0%	60.8%	50.3%	(37.0%)	25.9%

Net income (loss)	$(23,410)	$27,380	$30,987	$(68,086)	$(893)
Dividends on Preferred Stock	6,000	6,000	6,000	6,000	6,000
Net income (loss) attributable to common shareholders	$(29,410)	$21,380	$24,987	$(74,086)	$(6,893)

Net income (loss) per share - basic	$(0.43)	$0.27	$0.32	$(1.08)	$(0.10)
Net income (loss) per share - diluted	$(0.43)	$0.27	$0.32	$(1.08)	$(0.10)

Liquidity

Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration available borrowings and the seasonal nature of our business.

Our principal sources of liquidity as of December 31, 2019 were our cash and cash equivalents of $43.7 million and our available borrowings of $943.9 million under our asset-based lending revolving credit facility.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended December 31,
	2019	2018
Net cash provided by (used in) operating activities	$(125,307)	$(336,883)
Net cash provided by (used in) investing activities	(11,798)	(175,260)
Net cash provided by (used in) financing activities	108,865	400,181
Effect of exchange rate changes on cash and cash equivalents	(298)	458
Net increase (decrease) in cash and cash equivalents	$(28,538)	$(111,504)

Operating Activities

Net cash used in operating activities was $125.3 million in 2020, compared to $336.9 million in 2019. Cash from operations increased $211.6 million due to an incremental cash inflow of $225.1 million stemming from changes to our net working capital, mainly driven by decreases in prepaid expenses and other assets. This increase was partially offset by a decrease in net income after adjustments for the loss on debt extinguishment and other non-cash items of $13.6 million.

Investing Activities

Net cash used in investing activities was $11.8 million in 2020, compared to $175.3 million in 2019. The $163.5 million decrease in investing cash spend was primarily due to the $164.0 million payment resulting from the 338(h)(10) election made in 2019 in connection with the Allied Acquisition.

Financing Activities

Net cash provided by financing activities was $108.9 million in 2020, compared to $400.2 million in 2019. The financing cash flow decrease of $291.3 million was primarily due to a $276.5 million decrease in net borrowings under our revolving lines of credit over the comparative periods.

Capital Resources

As of December 31, 2019, we had access to the following financing arrangements:

•	an asset-based revolving line of credit in the United States;
•	an asset-based revolving line of credit in Canada;
•	a term loan; and
•	two separate senior notes instruments

Debt Refinancing

2026 Senior Notes

On October 9, 2019, we and certain of our subsidiaries as guarantors executed a private offering of $300.0 million aggregate principal amount of 4.50% Senior Notes due 2026 (the “2026 Senior Notes”) at an issue price of 100%. The 2026 Senior Notes mature on November 15, 2026 and bear interest at a rate of 4.50% per annum, payable on May 15 and November 15 of each year, commencing on May 15, 2020.

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

On October 28, 2019, we used the net proceeds from the offering, together with cash on hand and available borrowings under the 2023 ABL (as defined below), to redeem all $300.0 million aggregate principal amount outstanding of the 2023 Senior Notes (as defined below) at a redemption price of 103.188% and to pay all related accrued interest, fees and expenses.

The intent of the transaction was to take advantage of lower market interest rates by refinancing the existing 2023 Senior Notes with the 2026 Senior Notes. We have accounted for the refinance as a debt extinguishment of the 2023 Senior Notes and an issuance of the 2026 Senior Notes. As a result, we recorded a loss on debt extinguishment of $14.7 million in the three months ended

December 31, 2019. We capitalized new debt issuance costs of $4.4 million related to the 2026 Senior Notes, which are being amortized over the term of the financing arrangements.

As of December 31, 2019, the outstanding balance on the 2026 Senior Notes, net of $4.3 million of unamortized debt issuance costs, was $295.7 million.

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

The proceeds from these financing arrangements were used to finance the Allied Acquisition, to refinance or otherwise extinguish all third-party indebtedness, to pay fees and expenses associated with the acquisition, and to provide working capital and funds for other general corporate purposes. We capitalized new debt issuance costs totaling approximately $65.3 million related to the 2023 ABL, the 2025 Term Loan and the 2025 Senior Notes, which are being amortized over the term of the financing arrangements.

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

There is one financial covenant under the 2023 ABL, which is the Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio is calculated by dividing Consolidated EBITDA, less Capital Expenditures, by Consolidated Fixed Charges (all terms as defined in the agreement). Per the covenant, our Consolidated Fixed Charge Ratio must be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis. The Company was in compliance with this covenant as of December 31, 2019.

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

As of December 31, 2019, the total balance outstanding on the 2023 ABL, net of $7.5 million of unamortized debt issuance costs, was $215.6 million. We also have outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $13.0 million as of December 31, 2019.

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

As of December 31, 2019, the outstanding balance on the 2025 Term Loan, net of $27.5 million of unamortized debt issuance costs, was $925.5 million.

2025 Senior Notes

On October 25, 2017, Beacon Escrow Corporation, our wholly owned subsidiary (the “Escrow Issuer”), completed a private offering of $1.30 billion aggregate principal amount of 4.875% Senior Notes due 2025 at an issue price of 100%. The 2025 Senior Notes bear interest at a rate of 4.875% per annum, payable semi-annually in arrears, beginning May 1, 2018. We anticipate repaying the 2025 Senior Notes at the maturity date of November 1, 2025. Per the terms of the Escrow Agreement, the net proceeds from the

2025 Senior Notes remained in escrow until they were used to fund a portion of the purchase price of the Allied Acquisition payable at closing on January 2, 2018.

Upon closing of the Allied Acquisition on January 2, 2018, (i) the Escrow Issuer merged with and into us, and we assumed all obligations under the 2025 Senior Notes; and (ii) all our existing domestic subsidiaries (including the entities acquired in the Allied Acquisition) became guarantors of the 2025 Senior Notes.

As of December 31, 2019, the outstanding balance on the 2025 Senior Notes, net of $16.4 million of unamortized debt issuance costs, was $1.28 billion.

Financing - RSG Acquisition

2023 Senior Notes

On October 1, 2015, in connection with the acquisition of Roofing Supply Group, the Company raised $300.0 million by issuing 6.38% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes had a coupon rate of 6.38% per annum and were payable semi-annually in arrears, beginning April 1, 2016. There were early payment provisions in the indenture in which the Company would be subject to redemption premiums. On October 28, 2019, the Company redeemed all $300.0 million aggregate principal amount outstanding of the 2023 Senior Notes at a redemption price of 103.188% plus accrued interest and, as a result, wrote off $5.1 million of unamortized debt issuance costs.

Equipment Financing Facilities

As of December 31, 2019, we had $5.8 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 2.89% and payments due through September 2021.

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

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2019 Annual Report on Form 10-K have not changed materially during the three-month period ended December 31, 2019.

Item 4.	Controls and Procedures

As of December 31, 2019, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)). Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

There has been no change to our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 6.	Exhibits
Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

4.1	Indenture, dated as of October 9, 2019, by and among Beacon Roofing Supply, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent.	8-K	4.1	October 9, 2019

4.2	Form of 4.500% Senior Secured Notes due 2026 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.1).	8-K	4.1	October 9, 2019

10.1*+	Separation Agreement, dated as of November 24, 2019, between Beacon Roofing Supply, Inc. and Joseph Nowicki.

10.2*+	Description of Executive Annual Incentive Plan.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1*	Certification pursuant to 18 U.S.C. Section 1350

101*	101.INS Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Inline Extensible Business Reporting Language (iXBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q: (i) the Consolidated Balance Sheets as of December 31, 2019; September 30, 2019; and December 31, 2018, (ii) the Consolidated Statements of Operations for the three months ended December 31, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2019 and 2018, (iv) the Consolidated Statements of Stockholders’ Equity for the three months ended December 31, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the three months ended December 31, 2019 and 2018, and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: February 4, 2020	BY:	/s/ JOSEPH M. NOWICKI
Joseph M. Nowicki
Executive Vice President & Chief Financial Officer