Form 10-Q
period 2020-03-31
BEACON ROOFING SUPPLY INC
filed 2020-05-08
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of April 30, 2020, 68,836,430 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Quarter Ended March 31, 2020

PART I.Financial Information (Unaudited)

Item 1.	Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	September 30,	March 31,
	2020	2019	2019
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$781,172	$72,287	$645
Accounts receivable, less allowance of $16,003, $13,095 and $23,058 as of March 31, 2020, September 30, 2019 and March 31, 2019, respectively	907,539	1,108,134	869,760
Inventories, net	1,037,905	1,018,183	1,031,183
Prepaid expenses and other current assets	305,367	315,643	332,100
Total current assets	3,031,983	2,514,247	2,233,688
Property and equipment, net	247,372	260,376	271,022
Goodwill	2,488,635	2,490,590	2,490,326
Intangibles, net	889,983	1,125,540	1,229,949
Operating lease assets	452,006	-	-
Other assets, net	10	2,059	1,243
Total assets	$7,109,989	$6,392,812	$6,226,228

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$643,086	$822,931	$510,434
Accrued expenses	362,817	599,155	453,889
Current operating lease liabilities	98,477	-	-
Current portions of long-term debt/obligations	13,412	18,689	19,988
Total current liabilities	1,117,792	1,440,775	984,311
Borrowings under revolving lines of credit, net	1,001,609	80,961	416,614
Long-term debt, net	2,494,821	2,494,623	2,494,673
Deferred income taxes, net	50,365	103,913	110,064
Non-current operating lease liabilities	349,365	-	-
Long-term obligations under equipment financing, net	963	4,609	8,527
Other long-term liabilities	1,671	6,383	5,702
Total liabilities	5,016,586	4,131,264	4,019,891

Commitments and contingencies (Note 9)

Convertible Preferred Stock; $0.01 par value; aggregate liquidation preference $400,000; 400,000 shares authorized, issued and outstanding as of March 31, 2020, September 30, 2019 and March 31, 2019[1]	399,195	399,195	399,195

Stockholders' equity:
Common stock (voting); $0.01 par value; 100,000,000 shares authorized; 68,836,258, 68,574,176 and 68,475,871 shares issued and outstanding as of March 31, 2020, September 30, 2019 and March 31, 2019, respectively	688	685	684
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	1,091,469	1,083,042	1,073,243
Retained earnings	641,172	799,222	752,855
Accumulated other comprehensive income (loss)	(39,121)	(20,596)	(19,640)
Total stockholders' equity	1,694,208	1,862,353	1,807,142
Total liabilities and stockholders' equity	$7,109,989	$6,392,812	$6,226,228

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

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net sales	$1,458,486	$1,429,037	$3,133,598	$3,150,713
Cost of products sold	1,116,086	1,094,049	2,380,500	2,380,156
Gross profit	342,400	334,988	753,098	770,557
Operating expense:
Selling, general and administrative	318,510	320,408	645,429	648,101
Depreciation	17,495	17,447	36,567	35,048
Amortization[1]	187,356	51,763	232,134	103,784
Total operating expense	523,361	389,618	914,130	786,933
Income (loss) from operations	(180,961)	(54,630)	(161,032)	(16,376)
Interest expense, financing costs, and other[2]	23,454	40,452	61,747	78,813
Loss on debt extinguishment	-	-	14,678	-
Income (loss) before provision for income taxes	(204,415)	(95,082)	(237,457)	(95,189)
Provision for (benefit from) income taxes	(81,775)	(26,996)	(91,407)	(26,210)
Net income (loss)	$(122,640)	$(68,086)	$(146,050)	$(68,979)
Dividends on Preferred Stock[3]	6,000	6,000	12,000	12,000
Net income (loss) attributable to common shareholders	$(128,640)	$(74,086)	$(158,050)	$(80,979)

Weighted-average common stock outstanding:
Basic	68,820,155	68,451,920	68,743,633	68,348,850
Diluted[4]	68,820,155	68,451,920	68,743,633	68,348,850

Net income (loss) per share[5]:
Basic	$(1.87)	$(1.08)	$(2.30)	$(1.18)
Diluted	$(1.87)	$(1.08)	$(2.30)	$(1.18)

________________________________________

[1]

Three and six months ended March 31, 2020 amounts include non-cash accelerated intangible asset amortization of $142.6 million in connection with the Rebranding (as defined below). See Note 6 for additional information.

[2]

Three and six months ended March 31, 2020 amounts include a $5.6 million settlement received in connection with a class action lawsuit and a $5.3 million refund to be received as the final true-up of the $164.0 million payment resulting from the 338(h)(10) election made in connection with the Allied Acquisition.

[3]

Three months ended March 31, 2020 and 2019 amounts are composed of $5.0 million in undeclared cumulative Preferred Stock dividends, as well as an additional $1.0 million of Preferred Stock dividends that had been declared and paid as of period end. Six months ended March 31, 2020 and 2019 amounts are composed of $5.0 million in undeclared cumulative Preferred Stock dividends, as well as an additional $7.0 million of Preferred Stock dividends that had been declared and paid as of period end.

[4]	Amounts do not include 9,694,619 shares issuable upon conversion of the Company’s participating Preferred Stock because such conversion would be anti-dilutive (see Note 4 for further discussion).
[5]	See Note 4 for detailed calculations and further discussion.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income (loss)	$(122,640)	$(68,086)	$(146,050)	$(68,979)
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,456)	1,520	(5,168)	(2,390)
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	(15,886)	-	(13,357)	-
Total other comprehensive income (loss)	(22,342)	1,520	(18,525)	(2,390)
Comprehensive income (loss)	$(144,982)	$(66,566)	$(164,575)	$(71,369)

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited; In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Three Months Ended March 31, 2019
Balance as of December 31, 2018	68,432,707	$684	$1,067,711	$826,941	$(21,160)	$1,874,176
Issuance of common stock, net of shares withheld for taxes	43,164	-	725	-	-	725
Stock-based compensation	-	-	4,807	-	-	4,807
Other comprehensive income (loss)	-	-	-	-	1,520	1,520
Net income (loss)	-	-	-	(68,086)	-	(68,086)
Dividends on Preferred Stock[1]	-	-	-	(6,000)	-	(6,000)
Balance as of March 31, 2019	68,475,871	$684	$1,073,243	$752,855	$(19,640)	$1,807,142

Three Months Ended March 31, 2020
Balance as of December 31, 2019	68,760,731	$687	$1,086,970	$769,812	$(16,779)	$1,840,690
Issuance of common stock, net of shares withheld for taxes	75,527	1	(162)	-	-	(161)
Stock-based compensation	-	-	4,661	-	-	4,661
Other comprehensive income (loss)	-	-	-	-	(22,342)	(22,342)
Net income (loss)	-	-	-	(122,640)	-	(122,640)
Dividends on Preferred Stock[1]	-	-	-	(6,000)	-	(6,000)
Balance as of March 31, 2020	68,836,258	$688	$1,091,469	$641,172	$(39,121)	$1,694,208

Six Months Ended March 31, 2019
Balance as of September 30, 2018	68,135,790	$681	$1,067,040	$833,834	$(17,250)	$1,884,305
Issuance of common stock, net of shares withheld for taxes	340,081	3	(2,061)	-	-	(2,058)
Stock-based compensation	-	-	8,264	-	-	8,264
Other comprehensive income (loss)	-	-	-	-	(2,390)	(2,390)
Net income (loss)	-	-	-	(68,979)	-	(68,979)
Dividends on Preferred Stock[1]	-	-	-	(12,000)	-	(12,000)
Balance as of March 31, 2019	68,475,871	$684	$1,073,243	$752,855	$(19,640)	$1,807,142

Six Months Ended March 31, 2020
Balance as of September 30, 2019	68,574,176	$685	$1,083,042	$799,222	$(20,596)	$1,862,353
Issuance of common stock, net of shares withheld for taxes	262,082	3	(1,390)	-	-	(1,387)
Stock-based compensation	-	-	9,817	-	-	9,817
Other comprehensive income (loss)	-	-	-	-	(18,525)	(18,525)
Net income (loss)	-	-	-	(146,050)	-	(146,050)
Dividends on Preferred Stock[1]	-	-	-	(12,000)	-	(12,000)
Balance as of March 31, 2020	68,836,258	$688	$1,091,469	$641,172	$(39,121)	$1,694,208

[1]	Amount represents dividends that have been declared and paid during the respective periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(Unaudited; In thousands)

	Six Months Ended March 31,
	2020	2019
Operating Activities
Net income (loss)	$(146,050)	$(68,979)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268,701	138,832
Stock-based compensation	9,817	8,264
Certain interest expense and other financing costs	5,721	6,051
Beneficial lease amortization	-	1,145
Loss on debt extinguishment	14,678	-
Gain on sale of fixed assets	(884)	(1,172)
Deferred income taxes	(49,320)	3,086
338(h)(10) election refund[1]	(5,282)	-
Changes in operating assets and liabilities:
Accounts receivable	199,063	219,740
Inventories	(21,819)	(96,052)
Prepaid expenses and other current assets	6,527	(85,320)
Accounts payable and accrued expenses	(434,926)	(368,154)
Other assets and liabilities	2,950	415
Net cash provided by (used in) operating activities	(150,824)	(242,144)

Investing Activities
Purchases of property and equipment	(25,064)	(26,320)
Acquisition of businesses, net	-	(163,973)
Proceeds from the sale of assets	1,122	1,428
Net cash provided by (used in) investing activities	(23,942)	(188,865)

Financing Activities
Borrowings under revolving lines of credit	2,029,316	1,880,684
Payments under revolving lines of credit	(1,109,903)	(1,557,615)
Payments under term loan	(4,850)	(4,850)
Borrowings under senior notes	300,000	-
Payment under senior notes	(309,564)	-
Payment of debt issuance costs	(3,718)	-
Payments under equipment financing facilities and finance leases	(4,427)	(2,642)
Payment of dividends on Preferred Stock	(12,000)	(12,000)
Proceeds from issuance of common stock related to equity awards	1,447	1,559
Payment of taxes related to net share settlement of equity awards	(2,834)	(3,617)
Net cash provided by (used in) financing activities	883,467	301,519

Effect of exchange rate changes on cash and cash equivalents	184	208

Net increase (decrease) in cash and cash equivalents	708,885	(129,282)
Cash and cash equivalents, beginning of period	72,287	129,927
Cash and cash equivalents, end of period	$781,172	$645

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$63,700	$77,336
Income taxes paid (received), net of refunds	(441)	(11,073)

__________________________________________________

[1]	Related to a gain recognized for a partial refund of the $164.0 million payment made in connection with the Allied Acquisition; payment was received subsequent to March 31, 2020.

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

On January 15, 2020, the Company announced the rebranding of its exterior product branches with the trade name “Beacon Building Products” (the “Rebranding”). The new name, and a related logo, will be adopted at over 450 Beacon one-step exterior products branches. The Company’s interior, insulation, weatherproofing and two-step branches will continue to operate under current brand names.

As of March 31, 2020, the Company operated 528 branches throughout all 50 states in the U.S. and 6 provinces in Canada. The Company’s material subsidiaries are Beacon Sales Acquisition, Inc. and Beacon Roofing Supply Canada Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. Certain prior period amounts have been reclassified to conform to current period presentation. The balance sheet as of March 31, 2019 has been presented for a better understanding of the impact of seasonal fluctuations on the Company’s financial condition.

In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and six months ended March 31, 2020 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2020 (“fiscal year 2020” or “2020”).

The three-month periods ended March 31, 2020 and 2019 had 64 and 63 business days, respectively. The six-month periods ended March 31, 2020 and 2019 had 126 and 125 business days, respectively.

These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the Company’s fiscal year 2019 (“2019”) Annual Report on Form 10-K for the year ended September 30, 2019.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Significant items subject to such estimates include accounts receivable, inventories, purchase price allocations, goodwill and intangibles, and income taxes. Assumptions made in the development of these estimates contemplate the impact of the novel coronavirus (“COVID‑19”) on the economy and our anticipated results; however, actual amounts could differ from these estimates.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional practical expedients to ease the potential burden in accounting for contract modifications and hedge accounting related to reference rate reform. The standard is effective as of March 12, 2020 through December 31, 2022. However, the standard is not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The Company expects to elect optional expedients and exceptions provided by the guidance, as needed, related to the 2023 ABL and 2025 Term Loan debt instruments, both of which include interest rates based on a LIBOR rate (with a floor) plus a fixed spread. The Company will evaluate and disclose the impact of this guidance in the period of election, as well as the nature and reason for doing so.

3. Net Sales

The following table presents the Company’s net sales by product line and geography for each period presented (in thousands):

	U.S.	Canada	Total
Three Months Ended March 31, 2019
Residential roofing products	$594,525	$4,392	$598,917
Non-residential roofing products	296,156	17,470	313,626
Complementary building products	515,721	773	516,494
Total net sales	$1,406,402	$22,635	$1,429,037

Three Months Ended March 31, 2020
Residential roofing products	$586,621	$4,592	$591,213
Non-residential roofing products	335,026	17,975	353,001
Complementary building products	513,237	1,035	514,272
Total net sales	$1,434,884	$23,602	$1,458,486

Six Months Ended March 31, 2019
Residential roofing products	$1,308,021	$15,759	$1,323,780
Non-residential roofing products	682,833	47,106	729,939
Complementary building products	1,094,443	2,551	1,096,994
Total net sales	$3,085,297	$65,416	$3,150,713

Six Months Ended March 31, 2020
Residential roofing products	$1,277,970	$15,503	$1,293,473
Non-residential roofing products	723,534	50,362	773,896
Complementary building products	1,062,947	3,282	1,066,229
Total net sales	$3,064,451	$69,147	$3,133,598

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

The following table presents the components and calculations of basic and diluted net income (loss) per share for each period presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income (loss)	$(122,640)	$(68,086)	$(146,050)	$(68,979)
Dividends on Preferred Stock	6,000	6,000	12,000	12,000
Net income (loss) attributable to common shareholders	$(128,640)	$(74,086)	$(158,050)	$(80,979)
Undistributed income allocated to participating securities	-	-	-	-
Net income (loss) attributable to common shareholders - basic and diluted	$(128,640)	$(74,086)	$(158,050)	$(80,979)

Weighted-average common shares outstanding - basic	68,820,155	68,451,920	68,743,633	68,348,850
Effect of common share equivalents	-	-	-	-
Weighted-average common shares outstanding - diluted	68,820,155	68,451,920	68,743,633	68,348,850

Net income (loss) per share - basic	$(1.87)	$(1.08)	$(2.30)	$(1.18)
Net income (loss) per share - diluted	$(1.87)	$(1.08)	$(2.30)	$(1.18)

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per share because the effect was either anti-dilutive or the requisite performance conditions were not met:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Stock options	2,088,820	1,534,920	2,000,161	1,544,719
Restricted stock units	431,381	75,599	416,148	196,914
Preferred Stock	9,694,619	9,694,619	9,694,619	9,694,619

5. Stock-based Compensation

On December 23, 2019, the Board of Directors of the Company approved the Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan (the “2014 Plan”). On February 11, 2020, the shareholders of the Company approved an additional 4,850,000 shares under the 2014 Plan. The 2014 Plan, which was originally approved by the shareholders on February 12, 2014, provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights to selected employees and non-employee directors. The 2014 Plan mandates that all forfeited, expired, and withheld shares, including those from the predecessor plan, be returned to the 2014 Plan and made available for issuance. As of March 31, 2020, there were 5,530,536 shares of common stock available for issuance under the 2014 Plan. The 2014 Plan is the only plan maintained by the Company pursuant to which equity awards are granted.

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

The fair value of the stock options granted during the six months ended March 31, 2020 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.74%
Expected volatility	33.18%
Expected life (in years)	5.25
Dividend yield	-

The following table summarizes all stock option activity for the six months ended March 31, 2020 (in thousands, except share, per share, and time period amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of September 30, 2019	2,339,489	$32.61	6.1	$12,034
Granted	407,736	33.47
Exercised	(76,329)	18.95
Canceled/Forfeited	(20,728)	36.26
Expired	(2,534)	14.45
Balance as of March 31, 2020	2,647,634	$33.12	6.3	$342
Vested and expected to vest after March 31, 2020	2,589,890	$33.14	6.2	$342
Exercisable as of March 31, 2020	1,733,712	$33.35	4.9	$334

______________________________________________________

[1]

Aggregate intrinsic value represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.

During the three months ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense related to stock options of $1.1 million and $1.1 million, respectively. During the six months ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense related to stock options of $2.2 million and $2.1 million, respectively. As of March 31, 2020, there was $7.0 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes additional information on stock options for the periods presented (in thousands, except per share amounts):

	Six Months Ended March 31,
	2020	2019
Weighted-average fair value of stock options granted	$10.70	$8.77
Total grant date fair value of stock options vested	3,937	3,735
Total intrinsic value of stock options exercised	1,094	1,360

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

The following table summarizes all restricted stock unit activity for the six months ended March 31, 2020:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of September 30, 2019	1,123,358	$37.48
Granted	415,670	33.59
Released	(270,264)	45.76
Canceled/Forfeited	(12,893)	32.20
Balance as of March 31, 2020	1,255,871	$34.30
Vested and expected to vest after March 31, 2020	1,047,567	$35.34

During the three months ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense related to restricted stock units of $3.5 million and $3.8 million, respectively. During the six months ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense related to restricted stock units of $7.6 million and $6.2 million, respectively. As of March 31, 2020, there was $20.2 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes additional information on RSUs for the periods presented (in thousands, except per share amounts):

	Six Months Ended March 31,
	2020	2019
Weighted-average fair value of RSUs granted	$33.59	$27.77
Total grant date fair value of RSUs vested	13,362	15,920
Total intrinsic value of RSUs released	9,093	11,319

6. Goodwill and Intangible Assets

Given the adverse impact of the COVID-19 pandemic on global markets, the Company performed impairment analyses over its intangible assets and goodwill and concluded there was no impairment as of March 31, 2020.

Goodwill

The following table sets forth the change in the carrying amount of goodwill during the six months ended March 31, 2020 and 2019, respectively (in thousands):

Balance as of September 30, 2018	$2,491,779
Acquisitions[1]	(513)
Translation and other adjustments	(940)
Balance as of March 31, 2019	$2,490,326

Balance as of September 30, 2019	$2,490,590
Translation and other adjustments	(1,955)
Balance as of March 31, 2020	$2,488,635

_____________________________

[1]	Reflects purchase accounting adjustments related to fiscal year 2018 acquisition of Atlas Supply, Inc.

The changes in the carrying amount of goodwill for the six months ended March 31, 2020 and 2019 were driven primarily by purchase accounting and foreign currency translation adjustments.

Intangible Assets

The following table summarizes intangible assets by category (in thousands, except time period amounts):

	March 31, 2020	September 30, 2019	March 31, 2019	Weighted-Average Remaining Life[1] (Years)
Amortizable intangible assets:
Non-compete agreements	$200	$2,824	$2,824	2.2
Customer relationships	1,486,267	1,530,970	1,530,902	16.9
Trademarks	7,600	10,500	10,500	6.6
Beneficial lease arrangements	-	8,060	8,060	-
Total amortizable intangible assets	1,494,067	1,552,354	1,552,286
Accumulated amortization	(655,417)	(619,864)	(515,387)
Total amortizable intangible assets, net	$838,650	$932,490	$1,036,899
Indefinite-lived trademarks	51,333	193,050	193,050
Total intangibles, net	$889,983	$1,125,540	$1,229,949

_________________________________________

[1]	As of March 31, 2020.

In the three months ended March 31, 2020, in connection with the Rebranding, the Company incurred non-cash accelerated intangible asset amortization of $142.6 million related to the write-off of certain trade names, primarily Allied (exterior products only), Roofing Supply Group and JGA. The Company used an income approach, specifically the relief from royalty method, to determine the fair value of remaining indefinite-lived trademarks. Various Level 3 fair value assumptions were used in the determination of the estimated fair value, including items such as sales growth rates, royalty rates, discount rates, and other prospective financial information.

During the three months ended March 31, 2020 and 2019, the Company recorded $187.4 million and $51.8 million of amortization expense relating to the above-listed intangible assets, respectively. During the six months ended March 31, 2020 and 2019, the Company recorded $232.1 million and $103.8 million of amortization expense relating to the above-listed intangible assets, respectively. The intangible asset lives range from 5 to 20 years and have a weighted-average remaining life of 16.9 years as of March 31, 2020.

The following table summarizes the estimated future amortization expense for intangible assets (in thousands):

Year Ending September 30,
2020 (Apr - Sept)	$88,344
2021	147,987
2022	120,540
2023	97,416
2024	78,771
Thereafter	305,592
Total future amortization expense	$838,650

7. Financing Arrangements

The following table summarizes all financing arrangements from the respective periods presented (in thousands):

	March 31, 2020	September 30, 2019	March 31, 2019
Revolving Lines of Credit
2023 ABL:
U.S. Revolver[1]	$1,001,609	$80,961	$414,369
Canada Revolver[2]	-	-	2,245
Current portion	-	-	-
Borrowings under revolving lines of credit, net	$1,001,609	$80,961	$416,614

Long-term Debt, net
Term Loans:
2025 Term Loan[3]	$924,438	$926,535	$928,631
Current portion	(9,700)	(9,700)	(9,700)
Long-term borrowings under term loan	914,738	916,835	918,931
Senior Notes:
2023 Senior Notes[4]	-	294,886	294,246
2025 Senior Notes[5]	1,284,308	1,282,902	1,281,496
2026 Senior Notes[6]	295,775	-	-
Current portion	-	-	-
Long-term borrowings under senior notes	1,580,083	1,577,788	1,575,742
Long-term debt, net	$2,494,821	$2,494,623	$2,494,673

Equipment Financing Facilities, net
Equipment financing facilities[7]	$4,675	$6,885	$9,068
Capital lease obligations[8]	-	6,713	9,747
Current portion	(3,712)	(8,989)	(10,288)
Long-term obligations under equipment financing, net	$963	$4,609	$8,527

____________________________________________________________

[1]	Effective rate on borrowings of 2.33%, 5.41% and 4.27% as of March 31, 2020, September 30, 2019 and March 31, 2019, respectively.
[2]	Effective rate on borrowings of 4.45% as of March 31, 2019.
[3]	Interest rate of 3.85%, 4.36% and 4.75% as of March 31, 2020, September 30, 2019 and March 31, 2019, respectively.
[4]	Interest rate of 6.38% for all periods presented.
[5]	Interest rate of 4.88% for all periods presented.
[6]	Interest rate of 4.50% as of March 31, 2020.
[7]	Fixed interest rates ranging from 2.33% to 2.89% as of March 31, 2020 and September 30, 2019. Fixed interest rates ranging from 2.33% to 3.25% as of March 31, 2019.
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

The intent of the transaction was to take advantage of lower market interest rates by refinancing the existing 2023 Senior Notes with the 2026 Senior Notes. The Company has accounted for the refinance as a debt extinguishment of the 2023 Senior Notes and an issuance of the 2026 Senior Notes. As a result, the Company recorded a loss on debt extinguishment of $14.7 million in the three months ended December 31, 2019. The Company has capitalized debt issuance costs of $4.5 million related to the 2026 Senior Notes, which are being amortized over the term of the financing arrangements.

As of March 31, 2020, the outstanding balance on the 2026 Senior Notes, net of $4.2 million of unamortized debt issuance costs, was $295.8 million.

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

There is one financial covenant under the 2023 ABL, which is the Fixed Charge Coverage Ratio (the “FCCR”). The FCCR is calculated by dividing Consolidated EBITDA, less Capital Expenditures, by Consolidated Fixed Charges (all terms as defined in the agreement). Per the covenant, the Company’s FCCR must be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis (or under certain circumstances, at the end of each fiscal month, calculated on a trailing twelve-month basis.) Compliance is only required at such times as borrowing availability (subject to certain adjustments) is less than the greater of (i) 10% of the lesser of the borrowing base or the aggregate commitments or (ii) $90.0 million, and for a period of thirty days thereafter. The Company was in compliance with this covenant as of March 31, 2020.

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

In March 2020, the Company elected to draw down approximately $725 million from its revolving credit facility. This was a proactive measure to increase the Company's cash position and preserve financial flexibility in light of current uncertainty in global markets resulting from the COVID-19 pandemic. As of March 31, 2020, the total balance outstanding on the 2023 ABL, net of $6.9 million of unamortized debt issuance costs, was $1.00 billion. The Company also has outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $13.0 million as of March 31, 2020.

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

As of March 31, 2020, the outstanding balance on the 2025 Term Loan, net of $26.2 million of unamortized debt issuance costs, was $924.4 million.

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

As of March 31, 2020, the outstanding balance on the 2025 Senior Notes, net of $15.7 million of unamortized debt issuance costs, was $1.28 billion.

Financing - RSG Acquisition

2023 Senior Notes

On October 1, 2015, in connection with the acquisition of Roofing Supply Group, the Company raised $300.0 million by issuing 6.38% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes had a coupon rate of 6.38% per annum and were payable semi-annually in arrears, beginning April 1, 2016. There were early payment provisions in the indenture under which the Company would be subject to redemption premiums. On October 28, 2019, the Company redeemed all $300.0 million aggregate principal amount outstanding of the 2023 Senior Notes at a redemption price of 103.188% plus accrued interest and, as a result, wrote off $5.1 million of unamortized debt issuance costs.

Equipment Financing Facilities

As of March 31, 2020, the Company had $4.7 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 2.89% and payments due through September 2021.

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

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included on the consolidated balance sheets. Finance lease assets are included in property and equipment, net. The current portion of the finance lease liabilities is included in accrued expenses, and the noncurrent portion is included in other long-term liabilities.

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

The following table summarizes components of operating lease costs recognized within selling, general and administrative expenses (in thousands):

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Operating lease costs	$30,967	$62,428
Variable lease costs	2,954	5,611
Total operating lease costs	$33,921	$68,039

The following table presents supplemental cash flow information related to operating leases (in thousands):

Six Months Ended March 31, 2020
Operating cash flows for operating lease liabilities	$59,046

As of March 31, 2020, the Company’s operating leases had a weighted-average remaining lease term of 5.7 years and a weighted-average discount rate of 3.99%. Future lease payments under operating leases as of March 31, 2020 were as follows (in thousands):

Year Ending September 30,
2020 (Apr - Sept)	$57,919
2021	108,453
2022	92,762
2023	75,755
2024	58,649
Thereafter	106,081
Total future lease payments	499,619
Imputed interest	(51,777)
Total operating lease liabilities	$447,842

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

The Company participates in multi-employer defined benefit plans for which it is not the sponsor. As of March 31, 2020, some of the Company’s multi-employer defined benefit plans were reported to have underfunded liabilities. Withdrawal from participation in one of these plans requires the Company to make a lump-sum contribution to the plan. The Company’s withdrawal liability depends on the extent of the plan’s funding of vested benefits, among other factors. The Company has withdrawn from the Central States Pension Fund and Local 408 Pension fund. As a result, the Company has recorded contingent liabilities for the estimated pension plan exit costs. The Company does not believe that the finalized lump-sum contributions to exit these plans will have a material impact on its results of operations.

10. Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity.

The following table summarizes the components of and changes in accumulated other comprehensive loss (in thousands):

	Foreign	Derivative	Accumulated Other
	Currency Translation	Financial Instruments	Comprehensive Loss
Balance as of September 30, 2019	$(18,984)	$(1,612)	$(20,596)
Other comprehensive income before reclassifications	(5,168)	(13,357)	(18,525)
Reclassifications out of other comprehensive loss	-	-	-
Balance as of March 31, 2020	$(24,152)	$(14,969)	$(39,121)

Gains (losses) on derivative instruments are recognized in the consolidated statements of operations in interest expense, financing costs, and other.

11. Geographic Data

The following table summarizes certain geographic information for the periods presented (in thousands):

	March 31, 2020	September 30, 2019	March 31, 2019
Long-lived assets:
U.S.	$1,075,534	$1,182,552	$1,297,327
Canada	10,498	12,373	11,837
Total long-lived assets	$1,086,032	$1,194,925	$1,309,164

12. Fair Value Measurement

As of March 31, 2020, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

As of March 31, 2020, based upon recent trading prices (Level 2), the fair value of the Company’s $300.0 million Senior Notes due in 2026 was $279.1 million and the fair value of the $1.30 billion Senior Notes due 2025 was $1.17 billion.

As of March 31, 2020, the fair value of the Company’s term loan and revolving asset-based line of credit approximated the amount outstanding. The Company estimates the fair value of its Senior Secured Credit Facility by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

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

The effectiveness of the swaps will be assessed qualitatively by the Company during the lives of the hedges by a) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and b) through an evaluation of the ability of the counterparty to the hedges to honor their obligations under the hedges. The Company performed a qualitative analysis as of March 31, 2020 and concluded that the swap agreements continue to meet the requirements under ASC 815 to qualify for cash flow hedge accounting. As of March 31, 2020, the fair value of the 3‑year and 5‑year swaps, net of tax, were $5.6 million and $9.4 million, respectively, both in favor of the counterparty. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

The Company records any differences paid or received on its interest rate hedges to interest expense, financing costs and other. The following table summarizes the combined fair values, net of tax, of the interest rate derivative instruments (in thousands):

		Assets/(Liabilities) as of:
Instrument	Fair Value Hierarchy	March 31, 2020	September 30, 2019	March 31, 2019
Designated interest rate swaps[1]	Level 2	$(14,969)	$(1,612)	$-

_______________________

[1]	Assets are included on the consolidated balance sheets in prepaid expenses and other current assets, while liabilities are included in accrued expenses.

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

The following table summarizes the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
Instrument	2020	2019	2020	2019
Designated interest rate swaps	$(15,886)	$-	$(13,357)	$-

14. Income Taxes

On March 27, 2020, the U.S. federal government officially signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). ASC 740, “Accounting for Income Taxes,” requires companies to recognize the effect of tax law changes in the period of enactment. The CARES Act allows companies a five-year carryback for Net Operating Losses (“NOLs”) arising in tax years beginning after December 31, 2017 and before January 1, 2021. The Company is projecting to generate a taxable loss for the year ending September 30, 2020, which the Company will be able carryback to the year ending September 30, 2015 with an enacted federal tax rate of 35%. This resulted in the recognition of a $33.3 million income tax benefit for the three months ended March 31, 2020, which is composed of the following items:

•

The Company remeasured its deferred tax assets and liabilities that existed at the beginning of the year that, upon reversal, will be taxed in a fiscal year that permits a carryback claim and will be taxed at the 35% federal enacted rate. As a result, the Company recognized a $17.4 million decrease of its deferred tax liabilities related to this remeasurement, which also resulted in an income tax benefit for the same amount.

•

In determining the annual effective tax rate (“ETR”) for the year ending September 30, 2020, the Company recognized a benefit of $15.9  million associated with the application of the tax rate differential between the enacted federal rate of 21% and 35% on the year-to-date pre-tax net loss.

Other provisions in the CARES Act that will impact the Company include the ability to carry back losses due to the technical correction for fiscal year filers with an NOL in the 2017-2018 straddle year, the technical correction regarding qualified improvement property, the increase in Section 163(j) interest limitation percentage, and the allowance of remaining AMT credits to be fully refundable in 2019.

In addition to the CARES Act, the Company also recognized the impact of the Rebranding during the three months ended March 31, 2020 with non-cash accelerated intangible asset amortization of $142.6 million related to the write-off of certain trade names. The Company determined that the Rebranding was an unusual or infrequent occurring item; therefore, the tax effect is recognized in the interim period the transaction arose. As a result, the Company recognized a $36.5 million decrease of its deferred tax liabilities, which also resulted in the recognition of an income tax benefit for the same amount in its consolidated statement of operations for the three months ended March 31, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis included in our 2019 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2020” refer to the three or six months ended March 31, 2020 being discussed and references to “2019” refer to the three or six months ended March 31, 2019 being discussed. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

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

On January 15, 2020, we announced the rebranding of our exterior product branches with the trade name “Beacon Building Products” (the “Rebranding”). The new name, and a related logo, will be adopted at over 450 Beacon one-step exterior products branches. Our interior, insulation, weatherproofing and two-step branches will continue to operate under current brand names.

As of March 31, 2020, we operated 528 branches throughout all 50 states in the U.S. and 6 provinces in Canada. We offer one of the most extensive assortments of high-quality branded products in the industry with approximately 140,000 SKUs available across our branch network, enabling us to deliver products to serve over 110,000 customers on a timely basis.

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

•

We opened three new branches in fiscal year 2020 to date, including locations in Georgia, Virginia and Oregon. In fiscal year 2019, we opened a total of nine new branch locations across Alabama, California, Florida, Nevada, North Carolina, Pennsylvania and Texas.

Recent Developments

COVID-19 Pandemic

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption, and it is likely to adversely affect our business. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic.

In this unprecedented time, we continue to emphasize the health and safety of our employees, customers and the communities in which we operate. Amid the current COVID-19 backdrop, our employees are practicing social distancing and are handwashing and cleaning in accordance with CDC standards. We have been designated an essential business in all the local markets that we serve, and we have yet to experience a significant amount of forced temporary branch closures due to COVID-19 business disruptions. We continue to deliver building products to both the residential and commercial construction markets. We continue to serve customers in every way possible, and our online platform has stood out as an increasingly valuable tool in this current remote operating environment.

Our average daily sales levels for the three and six months ended March 31, 2020 increased 0.5% and decreased 1.3%, respectively, compared to the prior year. Our average daily sales for the month of April 2020 were down approximately 20% compared to the prior year period; however, there were indications of relative stability in our sales volumes toward the second half of the month.

In response to the potential business disruptions, we have implemented a series of operational and financial actions to combat the effects of the COVID‑19 induced slowdown. We immediately responded to changes in localized demand through aggressive cost-cutting actions, including a reduction in seasonal and temporary hiring, cuts in overtime hours and reduced hourly schedules. We have also implemented furloughs in both operating and non-operating functions, reduced salaries, significantly restricted capital expenditures, improved working capital metrics by reducing inventory, and heightened our organizational focus on managing all expenses. We have taken meaningful actions to improve our financial flexibility and ensure the strength of our balance sheet, and we are prepared to take additional steps to appropriately manage the business through this uncertain period. We are also monitoring input costs to ensure we are well-positioned to take advantage of any opportunities that present themselves over the next several quarters.

Comparison of the Three Months Ended March 31, 2020 and 2019

The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net sales	$1,458,486	$1,429,037
Cost of products sold	1,116,086	1,094,049
Gross profit	342,400	334,988
Operating expense:
Selling, general and administrative	318,510	320,408
Depreciation	17,495	17,447
Amortization	187,356	51,763
Total operating expense	523,361	389,618
Income (loss) from operations	(180,961)	(54,630)
Interest expense, financing costs, and other	23,454	40,452
Loss on debt extinguishment	-	-
Income (loss) before provision for income taxes	(204,415)	(95,082)
Provision for (benefit from) income taxes	(81,775)	(26,996)
Net income (loss)	$(122,640)	$(68,086)
Dividends on Preferred Stock	6,000	6,000
Net income (loss) attributable to common shareholders	$(128,640)	$(74,086)

	Three Months Ended March 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of products sold	76.5%	76.6%
Gross profit	23.5%	23.4%
Operating expense:
Selling, general and administrative	21.9%	22.4%
Depreciation	1.2%	1.2%
Amortization	12.8%	3.6%
Total operating expense	35.9%	27.2%
Income (loss) from operations	(12.4%)	(3.8%)
Interest expense, financing costs, and other	1.6%	2.8%
Loss on debt extinguishment	0.0%	0.0%
Income (loss) before provision for income taxes	(14.0%)	(6.6%)
Provision for (benefit from) income taxes	(5.6%)	(1.8%)
Net income (loss)	(8.4%)	(4.8%)
Dividends on Preferred Stock	0.4%	0.4%
Net income (loss) attributable to common shareholders	(8.8%)	(5.2%)

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

As of March 31, 2020, we had a total of 528 branches in operation. All 528 branches were acquired prior to the start of the second quarter of fiscal year 2019 and therefore meet our existing market definition. As a result, operating results for existing markets are equal to consolidated operating results for all periods presented.

Net Sales

Net sales increased 2.1% to $1.46 billion in 2020, from $1.43 billion in 2019. The comparative increase in net sales was influenced by our sales initiatives around contractor conversions, national account sales, and the continued positive impact of our industry-leading digital platform, partially offset by decreased hurricane-related demand in the Mid-Atlantic.

Net sales by geographical region increased (decreased) from 2019 to 2020 as follows: Northeast 1.7%; Mid-Atlantic (3.9%); Southeast (0.4%); Southwest (2.6%); Midwest 6.8%; West 8.8%; and Canada 4.3%.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below).

The following table summarizes net sales by product line for the periods presented (in thousands):

	Three Months Ended March 31,
	2020		2019		Change
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$591,213	40.5%	$598,917	42.0%	$(7,704)	(1.3%)
Non-residential roofing products	353,001	24.2%	313,626	21.9%	39,375	12.6%
Complementary building products	514,272	35.3%	516,494	36.1%	(2,222)	(0.4%)
Total net sales	$1,458,486	100.0%	$1,429,037	100.0%	$29,449	2.1%

Gross Profit

The following table summarizes gross profit and gross margin for the periods presented (in thousands):

	Three Months Ended March 31,		Change[1]
	2020	2019	$	%
Gross profit	$342,400	$334,988	$7,412	2.2%
Gross margin	23.5%	23.4%	N/A	0.1%

___________________________________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Gross profit increased 2.2% to $342.4 million in 2020, from $335.0 million in 2019.

Gross margin was 23.5% in 2020, up 0.1% from 23.4% in 2019. The comparative increase in gross margin was influenced by a net product cost decrease of approximately 1%, partially offset by a price decrease of less than 1% and a product mix shift.

Operating Expense

The following table summarizes operating expense for the periods presented (in thousands):

	Three Months Ended March 31,		Change[1]
	2020	2019	$	%
Operating expense	$523,361	$389,618	$133,743	34.3%
% of net sales	35.9%	27.3%	N/A	8.6%

 _________________________________________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense increased 34.3% to $523.4 million in 2020, from $389.6 million in 2019. The comparative increase in operating expense was mainly influenced by the following factors:

•

a $135.6 million increase in amortization expense, which includes the gross impact of accelerated amortization of $142.6 million related to the write-off of certain trade names in connection with the Rebranding; and

•	a $6.3 million increase due to merit increases, higher health insurance costs, and volume-driven payroll increases;

partially offset by:

•	a $2.1 million decrease in selling expenses, mainly due to lower vehicle costs; and
•	a $6.1 million decrease due to recently implemented labor cost efficiency initiatives.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $23.5 million in 2020, compared to $40.5 million in 2019. The decrease is primarily due to:

•	a $5.6 million settlement received in connection with a class action lawsuit;
•	a $5.3 million refund to be received as the final true-up of the $164.0 million payment resulting from the 338(h)(10) election made in connection with the Allied Acquisition; and
•	a lower weighted-average interest rate on our outstanding debt.

Income Taxes

There was an income tax benefit of $81.8 million in 2020, compared to $27.0 million in 2019. The comparative increase in income tax benefit was primarily due to tax benefits from deferred tax adjustments of $36.5 million related to the Rebranding and $33.3 million related to the impact of the recently announced CARES Act related to the COVID-19 pandemic that allows the Company to carry back net operating losses for five years and tax effects current year net losses at a 35% rate.

The effective tax rate, excluding any discrete items, was 39.8% in 2020, compared to 27.9% in 2019. We expect our fiscal year 2020 effective tax rate, excluding any discrete items, will range from approximately 38.0% to 40.0%.

Net Income (Loss)/Net Income (Loss) Per Share

Net income (loss) was $(122.6) million in 2020, compared to $(68.1) million in 2019. There were $6.0 million of dividends on preferred shares in both 2020 and 2019, making net income (loss) attributable to common shareholders of $(128.6) million and $(74.1) million, respectively. We calculate net income (loss) per share by dividing net income (loss), less dividends on preferred shares and adjustments for participating securities, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by utilizing the most dilutive result after applying and comparing the two-class method and if-converted method (see Note 4 in the Notes to Condensed Consolidated Financial Statements for further discussion).

The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(122,640)	$(68,086)
Dividends on Preferred Stock	6,000	6,000
Net income (loss) attributable to common shareholders	(128,640)	(74,086)
Undistributed income allocated to participating securities	-	-
Net income (loss) attributable to common shareholders - basic and diluted (if-converted method)	$(128,640)	$(74,086)
Undistributed income allocated to participating securities	-	-
Re-allocation of undistributed income to Preferred Stock	-	-
Net income (loss) attributable to common shareholders - diluted (two-class method)	$(128,640)	$(74,086)

Weighted-average common shares outstanding - basic	68,820,155	68,451,920
Effect of common share equivalents	-	-
Weighted-average common shares outstanding - diluted (if-converted and two-class method)	68,820,155	68,451,920

Net income (loss) per share - basic	$(1.87)	$(1.08)
Net income (loss) per share - diluted (two-class method)	(1.87)	(1.08)
Net income (loss) per share - diluted (if-converted method)	(1.87)	(1.08)

Comparison of the Six Months Ended March 31, 2020 and 2019

The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in thousands):

	Six Months Ended March 31,
	2020	2019
Net sales	$3,133,598	$3,150,713
Cost of products sold	2,380,500	2,380,156
Gross profit	753,098	770,557
Operating expense:
Selling, general and administrative	645,429	648,101
Depreciation	36,567	35,048
Amortization	232,134	103,784
Total operating expense	914,130	786,933
Income (loss) from operations	(161,032)	(16,376)
Interest expense, financing costs, and other	61,747	78,813
Loss on debt extinguishment	14,678	-
Income (loss) before provision for income taxes	(237,457)	(95,189)
Provision for (benefit from) income taxes	(91,407)	(26,210)
Net income (loss)	$(146,050)	$(68,979)
Dividends on Preferred Stock	12,000	12,000
Net income (loss) attributable to common shareholders	$(158,050)	$(80,979)

	Six Months Ended March 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of products sold	76.0%	75.5%
Gross profit	24.0%	24.5%
Operating expense:
Selling, general and administrative	20.6%	20.6%
Depreciation	1.2%	1.1%
Amortization	7.4%	3.3%
Total operating expense	29.2%	25.0%
Income (loss) from operations	(5.1%)	(0.5%)
Interest expense, financing costs, and other	2.0%	2.5%
Loss on debt extinguishment	0.5%	0.0%
Income (loss) before provision for income taxes	(7.6%)	(3.0%)
Provision for (benefit from) income taxes	(2.9%)	(0.8%)
Net income (loss)	(4.7%)	(2.2%)
Dividends on Preferred Stock	0.3%	0.4%
Net income (loss) attributable to common shareholders	(5.0%)	(2.6%)

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

As of March 31, 2020, we had a total of 528 branches in operation. All 528 branches were acquired prior to the start of fiscal year 2019 and therefore meet our existing market definition. As a result, operating results for existing markets are equal to consolidated operating results for all periods presented.

Net Sales

Net sales decreased 0.5% to $3.13 billion in 2020, from $3.15 billion in 2019. The comparative decrease in net sales was influenced by decreased hurricane-related demand in the Mid-Atlantic and Southeast, partially offset by the continued positive impact of our industry-leading digital platform.

Net sales by geographical region increased (decreased) from 2019 to 2020 as follows: Northeast (2.3%); Mid-Atlantic (9.2%); Southeast (2.4%); Southwest (0.3%); Midwest 2.0%; West 5.7%; and Canada 5.7%.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below).

The following table summarizes net sales by product line for the periods presented (in thousands):

	Six Months Ended March 31,
	2020		2019		Change
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$1,293,473	41.3%	$1,323,780	42.0%	$(30,307)	(2.3%)
Non-residential roofing products	773,896	24.7%	729,939	23.2%	43,957	6.0%
Complementary building products	1,066,229	34.0%	1,096,994	34.8%	(30,765)	(2.8%)
Total net sales	$3,133,598	100.0%	$3,150,713	100.0%	$(17,115)	(0.5%)

Gross Profit

The following table summarizes gross profit and gross margin for the periods presented (in thousands):

	Six Months Ended March 31,		Change[1]
	2020	2019	$	%
Gross profit	$753,098	$770,557	$(17,459)	(2.3%)
Gross margin	24.0%	24.5%	N/A	(0.5%)

________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Gross profit decreased 2.3% to $753.1 million in 2020, from $770.6 million in 2019.

Gross margin was 24.0% in 2020, down 0.5% from 24.5% in 2019. The comparative decrease in gross margin was influenced by a price decrease of less than 1% and a product mix shift, partially offset by a net product cost decrease of less than 1%.

Operating Expense

The following table summarizes operating expense for the periods presented (in thousands):

	Six Months Ended March 31,		Change[1]
	2020	2019	$	%
Operating expense	$914,130	$786,933	$127,197	16.2%
% of net sales	29.2%	25.0%	N/A	4.2%

________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense increased 16.2% to $914.1 million in 2020, from $786.9 million in 2019. The comparative increase in operating expense was mainly influenced by the following factors:

•

a $128.3 million increase in amortization expense, which includes the gross impact of accelerated amortization of $142.6 million related to the write-off of certain trade names in connection with the Rebranding;

partially offset by:

•	a net $3.7 million decrease in general and administrative expense, mainly due to higher incursion of acquisition-related costs in the prior period.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $61.7 million in 2020, compared to $78.8 million in 2019. The decrease is primarily due to:

•	a $5.6 million settlement received in connection with a class action lawsuit;
•	a $5.3 million refund to be received as the final true-up of the $164.0 million payment resulting from the 338(h)(10) election made in connection with the Allied Acquisition; and
•	a lower weighted-average interest rate on our outstanding debt.

Income Taxes

There was an income tax benefit of $91.4 million in 2020, compared to $26.2 million in 2019. The comparative increase in income tax benefit was primarily due to tax benefits from deferred tax adjustments of $36.5 million related to the Rebranding and $33.3 million related to the impact of the recently announced CARES Act related to the COVID-19 pandemic that allows the Company to carry back net operating losses for five years and tax effects current year net losses at a 35% rate.

The effective tax rate, excluding any discrete items, was 39.8% in 2020, compared to 27.9% in 2019. We expect our fiscal year 2020 effective tax rate, excluding any discrete items, will range from approximately 38.0% to 40.0%.

Net Income (Loss)/Net Income (Loss) Per Share

Net income (loss) was $(146.1) million in 2020, compared to $(69.0) million in 2019. There were $12.0 million of dividends on preferred shares in both 2020 and 2019, making net income (loss) attributable to common shareholders $(158.1) million and $(81.0) million, respectively. We calculate net income (loss) per share by dividing net income (loss), less dividends on preferred shares and adjustments for participating securities, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by utilizing the most dilutive result after applying and comparing the two-class method and if-converted method (see Note 4 in the Notes to Condensed Consolidated Financial Statements for further discussion).

The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Six Months Ended March 31,
	2020	2019
Net income (loss)	$(146,050)	$(68,979)
Dividends on Preferred Stock	12,000	12,000
Net income (loss) attributable to common shareholders	(158,050)	(80,979)
Undistributed income allocated to participating securities	-	-
Net income (loss) attributable to common shareholders - basic and diluted (if-converted method)	$(158,050)	$(80,979)
Undistributed income allocated to participating securities	-	-
Re-allocation of undistributed income to Preferred Stock	-	-
Net income (loss) attributable to common shareholders - diluted (two-class method)	$(158,050)	$(80,979)

Weighted-average common shares outstanding, basic	68,743,633	68,348,850
Effect of common share equivalents	-	-
Weighted-average common shares outstanding - diluted (if-converted and two-class method)	68,743,633	68,348,850

Net income (loss) per share - basic	$(2.30)	$(1.18)
Net income (loss) per share - diluted (two-class method)	(2.30)	(1.18)
Net income (loss) per share - diluted (if-converted method)	(2.30)	(1.18)

Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we prepare certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), specifically:

•	Adjusted Net Income (Loss)
•	Adjusted EBITDA

We define Adjusted Net Income (Loss) as net income excluding the impact of acquisition costs, business restructuring costs, the effects of tax reform, and the direct financial impact of the COVID-19 pandemic. We define Adjusted EBITDA as net income excluding the impact of interest expense (net of interest income), income taxes, depreciation and amortization, stock-based compensation, acquisition costs, business restructuring costs, and the direct financial impact of the COVID 19 pandemic.

We use these supplemental non-GAAP measures to evaluate financial performance, analyze the underlying trends in our business and establish operational goals and forecasts that are used when allocating resources. We expect to compute our non-GAAP financial measures consistently using the same methods each period.

We believe these non-GAAP measures are useful measures because they permit investors to better understand changes over comparative periods by providing financial results that are unaffected by certain items that are not indicative of ongoing operating performance.

While we believe that these non-GAAP measures are useful to investors when evaluating our business, they are not prepared and presented in accordance with GAAP, and therefore should be considered supplemental in nature. These non-GAAP measures should not be considered in isolation or as a substitute for other financial performance measures presented in accordance with GAAP. These non-GAAP financial measures may have material limitations including, but not limited to, the exclusion of certain costs without a corresponding reduction of net income for the income generated by the assets to which the excluded costs are related. In addition, these non-GAAP financial measures may differ from similarly titled measures presented by other companies.

Adjusted Net Income (Loss)

The following table presents a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss) for each of the periods indicated (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income (loss)	$(122,640)	$(68,086)	$(146,050)	$(68,979)
Adjustments:
Acquisition costs[1]	43,875	61,479	94,509	125,440
Business restructuring costs[2]	144,461	-	164,991	-
COVID-19 impact[3]	(33,322)	-	(33,322)	-
Effects of tax reform	-	(462)	-	(462)
Total adjustments	155,014	61,017	226,178	124,978
Tax impact of total adjustments[4]	(44,854)	(17,815)	(64,282)	(34,383)
Total adjustments, net of tax	110,160	43,202	161,896	90,595
Adjusted Net Income (Loss)	$(12,480)	$(24,884)	$15,846	$21,616

_______________________________

[1]	The following table presents a breakout of the components of acquisition costs for each of the periods indicated:
	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Amortization of intangible assets	$44,707	$51,764	$89,485	$103,784
Costs classified as selling, general, and administrative[a]	2,447	6,687	6,299	15,605
Non-operating (income) expenses[b]	(3,279)	3,028	(1,275)	6,051
Total acquisition costs	$43,875	$61,479	$94,509	$125,440

__________________________________

a.	Mainly composed of professional fees, branch integration expenses, travel expenses, employee severance and retention costs, and other personnel expenses.
b.

Amounts include the amortization of debt issuance costs. For the three and six months ended March 31, 2020, amounts are offset by a $5.3 million refund to be received as the final true-up of the $164.0 million payment resulting from the 338(h)(10) election made in connection with the Allied Acquisition.

[2]	The following table presents a breakout of the components of business restructuring costs for each of the periods indicated:
	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Amortization in connection with the Rebranding	$142,649	$-	$142,649	$-
Costs classified as selling, general, and administrative[a]	816	-	821	-
Non-operating (income) expenses[b]	996	-	21,521	-
Total business restructuring costs	$144,461	$-	$164,991	$-

__________________________________

a.	Mainly composed of costs stemming from headcount rationalization efforts and certain Rebranding costs.
b.

Amounts include accrued estimated costs related to employee benefit plan withdrawals and amortization of debt issuance costs. For the six months ended March 31, 2020, amount also includes a loss on debt extinguishment of $14.7 million in connection with the October 2019 debt refinancing.

[3]

Mainly composed of a $33.3 million income tax benefit resulting from our application of the CARES Act (see Note 14 in the Notes to Condensed Consolidated Financial Statements), partially offset by severance and other costs directly related to the Company’s response to the COVID-19 pandemic.

[4]

The effective tax rate applied to these adjustments is calculated by using forecasted adjusted pre-tax income while factoring in estimated discrete tax adjustments for the fiscal year. The tax impact of adjustments for the three months ended March 31, 2020 and 2019 were calculated using a blended effective tax rate of 28.9% and 29.2%, respectively. The tax impact of adjustments for the six months ended March 31, 2020 and 2019 were calculated using an effective tax rate of 28.4% and 27.5%, respectively.

Adjusted EBITDA

The following table presents a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income (loss)	$(122,640)	$(68,086)	$(146,050)	$(68,979)
Interest expense, net	35,625	41,815	70,421	81,631
Income taxes[1]	(81,775)	(26,996)	(91,407)	(26,210)
Depreciation and amortization[2]	204,851	69,210	268,701	138,832
Stock-based compensation	4,661	4,807	9,817	8,264
Acquisition costs[3]	(2,835)	6,687	1,017	15,605
Business restructuring costs[4]	943	-	20,627	-
COVID-19 impact[5]	23	-	23	-
Adjusted EBITDA	$38,853	$27,437	$133,149	$149,143

Adjusted EBITDA as a % of net sales	2.7%	1.9%	4.2%	4.7%

 ____________________________________________________________

[1]

Three and six months ended March 31, 2020 amounts include tax benefits from deferred tax adjustments of $36.5 million related to the Rebranding and $33.3 million related to the impact of the recently announced CARES Act related to the COVID-19 pandemic that allows the Company to carry back net operating losses for five years and tax effects current year net losses at a 35% rate.

[2]

Three and six months ended March 31, 2020 amounts include the impact of non-cash accelerated intangible asset amortization of $142.6 million related to the write-off of certain trade names in connection with the Rebranding.

[3]

Includes selling, general, and administrative costs related to acquisitions (excluding the impact of tax). For the three and six months ended March 31, 2020, amounts are offset by a $5.3 million refund to be received as the final true-up of the $164.0 million payment resulting from the 338(h)(10) election made in connection with the Allied Acquisition. Other items the Company classifies as acquisition costs are embedded within the other balances reported in the table.

[4]

Six months ended March 31, 2020 amount is mainly composed of a loss on debt extinguishment of $14.7 million in connection with debt refinancing, as well as accrued estimated costs related to employee benefit plan withdrawals, costs stemming from headcount rationalization efforts, and certain Rebranding costs. Other items the Company classifies as business restructuring costs are embedded within the other balances reported in the table.

[5]

Mainly composed of severance and other costs directly related to the Company’s response to the COVID-19 pandemic. Other items the Company classifies as part of the COVID-19 impact are embedded within the other balances reported in the table.

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

The impact of the COVID-19 pandemic may cause fluctuations in our financial results and working capital that are not aligned with the seasonality we generally experience.

Certain Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for the first two quarters of 2020 and fiscal year 2019, which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends (in thousands, except per share amounts):

	2020		2019
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Net sales	$1,458,486	$1,675,112	$2,029,913	$1,924,534	$1,429,037	$1,721,676
% of fiscal year’s net sales	n/m	n/m	28.6%	27.1%	20.1%	24.2%

Gross profit	342,400	410,698	493,462	472,536	334,988	435,569
% of fiscal year’s gross profit	n/m	n/m	28.4%	27.2%	19.3%	25.1%

Income (loss) from operations	(180,961)	19,929	89,874	74,254	(54,630)	38,254
% of fiscal year’s income (loss) from operations	n/m	n/m	60.8%	50.3%	(37.0%)	25.9%

Net income (loss)	$(122,640)	$(23,410)	$27,380	$30,987	$(68,086)	$(893)
Dividends on Preferred Stock	6,000	6,000	6,000	6,000	6,000	6,000
Net income (loss) attributable to common shareholders	$(128,640)	$(29,410)	$21,380	$24,987	$(74,086)	$(6,893)

Net income (loss) per share - basic	$(1.87)	$(0.43)	$0.27	$0.32	$(1.08)	$(0.10)
Net income (loss) per share - diluted	$(1.87)	$(0.43)	$0.27	$0.32	$(1.08)	$(0.10)

Liquidity

Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration available borrowings and the seasonal nature of our business.

Our principal sources of liquidity as of March 31, 2020 were our cash and cash equivalents of $781.2 million and our available borrowings of $197.5 million under our asset-based revolving credit facility. During March 2020, we elected to borrow an additional $725.0 million under our revolving credit facility as a proactive measure to increase our cash position and preserve financial flexibility in response to the current uncertainty in global markets resulting from the COVID-19 pandemic.

Significant factors which could affect future liquidity include the following:

•	the adequacy of available bank lines of credit;
•	the ability to attract long-term capital with satisfactory terms;
•	cash flows generated from operating activities;
•	acquisitions; and
•	capital expenditures.

Our primary capital needs are for working capital obligations and other general corporate purposes, including acquisitions and capital expenditures. Our primary sources of working capital are cash from operations and bank borrowings. We have financed large acquisitions through increased bank borrowings and the issuance of long-term debt and common or preferred stock. We then repay any such borrowings with cash flows from operations. We have funded most of our capital expenditures with cash on hand, increased bank borrowings, or equipment financing, and then reduced those obligations with cash flows from operations. We may explore additional or replacement financing sources in order to bolster liquidity and strengthen our capital structure.

We believe we currently have adequate liquidity and availability of capital to fund our present operations, meet our commitments on our existing debt and fund anticipated growth, including expansion in existing and targeted market areas. We may seek potential acquisitions from time to time and hold discussions with certain acquisition candidates. If suitable acquisition opportunities or working capital needs arise that require additional financing, we believe that our financial position and earnings history provide a sufficient base for obtaining additional financing resources at reasonable rates and terms. We may also choose to issue additional shares of common stock or preferred stock in order to raise funds.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$(150,824)	$(242,144)
Net cash provided by (used in) investing activities	(23,942)	(188,865)
Net cash provided by (used in) financing activities	883,467	301,519
Effect of exchange rate changes on cash and cash equivalents	184	208
Net increase (decrease) in cash and cash equivalents	$708,885	$(129,282)

Operating Activities

Net cash used in operating activities was $150.8 million in 2020, compared to $242.1 million in 2019. Cash from operations increased $91.3 million due to a incremental cash inflow of $81.2 million stemming from changes to our net working capital, mainly driven by decreases in inventory and prepaid expenses and other assets. In addition, there was an increase in net income after adjustments for non-cash items of $10.2 million.

Investing Activities

Net cash used in investing activities was $23.9 million in 2020, compared to $188.9 million in 2019. The $164.9 million decrease in investing cash spend was primarily due to the $164.0 million payment resulting from the 338(h)(10) election made in 2019 in connection with the Allied Acquisition.

Financing Activities

Net cash provided by financing activities was $883.5 million in 2020, compared to $301.5 million in 2019. The financing cash flow increase of $581.9 million was primarily due to a $596.3 million increase in net borrowings under our revolving lines of credit over the comparative periods, partially offset by an additional $13.3 million cash outflow in the current period related to the refinancing of our outstanding senior notes.

Capital Resources

As of March 31, 2020, we had access to the following financing arrangements:

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

The intent of the transaction was to take advantage of lower market interest rates by refinancing the existing 2023 Senior Notes with the 2026 Senior Notes. We have accounted for the refinance as a debt extinguishment of the 2023 Senior Notes and an issuance of the 2026 Senior Notes. As a result, we recorded a loss on debt extinguishment of $14.7 million in the three months ended

December 31, 2019. We have capitalized debt issuance costs of $4.5 million related to the 2026 Senior Notes, which are being amortized over the term of the financing arrangements.

As of March 31, 2020, the outstanding balance on the 2026 Senior Notes, net of $4.2 million of unamortized debt issuance costs, was $295.8 million.

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

There is one financial covenant under the 2023 ABL, which is the Fixed Charge Coverage Ratio (the “FCCR”). The FCCR is calculated by dividing Consolidated EBITDA, less Capital Expenditures, by Consolidated Fixed Charges (all terms as defined in the agreement). Per the covenant, the Company’s FCCR must be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis (or under certain circumstances, at the end of each fiscal month, calculated on a trailing twelve-month basis.) Compliance is only required at such times as borrowing availability (subject to certain adjustments) is less than the greater of (i) 10% of the lesser of the borrowing base or the aggregate commitments or (ii) $90.0 million, and for a period of thirty days thereafter. The Company was in compliance with this covenant as of March 31, 2020.

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

As of March 31, 2020, the total balance outstanding on the 2023 ABL, net of $6.9 million of unamortized debt issuance costs, was $1.00 billion. We also have outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $13.0 million as of March 31, 2020.

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

As of March 31, 2020, the outstanding balance on the 2025 Term Loan, net of $26.2 million of unamortized debt issuance costs, was $924.4 million.

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

As of March 31, 2020, the outstanding balance on the 2025 Senior Notes, net of $15.7 million of unamortized debt issuance costs, was $1.28 billion.

Financing - RSG Acquisition

2023 Senior Notes

On October 1, 2015, in connection with the acquisition of Roofing Supply Group, the Company raised $300.0 million by issuing 6.38% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes had a coupon rate of 6.38% per annum and were payable semi-annually in arrears, beginning April 1, 2016. There were early payment provisions in the indenture under which the Company would be subject to redemption premiums. On October 28, 2019, the Company redeemed all $300.0 million aggregate principal amount outstanding of the 2023 Senior Notes at a redemption price of 103.188% plus accrued interest and, as a result, wrote off $5.1 million of unamortized debt issuance costs.

Equipment Financing Facilities

As of March 31, 2020, we had $4.7 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 2.89% and payments due through September 2021.

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

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading “Risk Factors” contained herein, as well as those in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of its 2019 Annual Report on Form 10-K have not changed materially during the three-month period ended March 31, 2020.

Item 4.	Controls and Procedures

As of March 31, 2020, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)). Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

There has been no change to our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1A.	Risk Factors

Other than as set forth below, our risk factors disclosures set forth in Part I, Item 1A, “Risk Factors” of our 2019 Annual Report on Form 10-K have not changed materially during the three months ended March 31, 2020.

The impact of the COVID-19 pandemic, or similar global health concerns, could have a significant effect on supply and/or demand for our products and have a negative impact on our business operations and financial results.

A significant outbreak of epidemic, pandemic, or contagious diseases in the human population, including the COVID‑19 pandemic, could result in a widespread health crisis that could adversely affect global markets, resulting in an economic downturn that could affect the supply and/or demand for our products. Any quarantines, labor shortages or other disruptions to us, our suppliers, or our customers would likely adversely impact our sales and operating results. A prolonged economic downturn may result in reduced cash flows or a reduction to our market capitalization, triggering the potential need to recognize significant non-cash intangible asset impairment charges in our results of operations. It could also result in an adverse impact on the creditworthiness of our customers and the collectability of trade receivables, thereby affecting our liquidity. In addition, order lead times could be extended or delayed, and pricing could increase. Some products or services may become unavailable if the regional spread became significant enough to prevent alternative sourcing. We are unable to predict the potential future impact that the COVID‑19 pandemic, or another such virus or health concern, could have on the Company if the spread is unable to be contained.

Item 6.	Exhibits
Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

10.1+	Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan	DEF 14A	Appendix A	January 9, 2020

10.2*+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settle at Retirement)

10.3*+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settle at Vest)

10.4*+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Performance-Based Restricted Stock Unit Award Agreement for Employees

10.5*+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Time-Based Restricted Stock Unit Award Agreement for Employees

10.6*+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Stock Option Agreement

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1*	Certification pursuant to 18 U.S.C. Section 1350

101*	101.INS Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Inline Extensible Business Reporting Language (iXBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q: (i) the Consolidated Balance Sheets as of March 31, 2020; September 30, 2019; and March 31, 2019, (ii) the Consolidated Statements of Operations for the three and six months ended March 31, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2020 and 2019, (iv) the Consolidated Statements of Stockholders’ Equity for the three and six months ended March 31, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the six months ended March 31, 2020 and 2019, and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: May 8, 2020	BY:	/s/ JOSEPH M. NOWICKI
Joseph M. Nowicki
Executive Vice President & Chief Financial Officer