Form 10-Q
period 2020-06-30
BEACON ROOFING SUPPLY INC
filed 2020-08-10
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of July 31, 2020, 68,877,565 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Quarter Ended June 30, 2020

PART I.Financial Information (Unaudited)

Item 1.	Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	September 30,	June 30,
	2020	2019	2019
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,018,376	$72,287	$27,729
Accounts receivable, less allowance of $20,944, $13,095 and $24,732 as of June 30, 2020, September 30, 2019 and June 30, 2019, respectively	993,757	1,108,134	1,079,091
Inventories, net	951,538	1,018,183	1,124,063
Prepaid expenses and other current assets	301,964	315,643	361,831
Total current assets	3,265,635	2,514,247	2,592,714
Property and equipment, net	236,928	260,376	269,041
Goodwill	2,489,760	2,490,590	2,490,940
Intangibles, net	845,217	1,125,540	1,177,694
Operating lease assets	442,287	-	-
Other assets, net	25	2,059	1,243
Total assets	$7,279,852	$6,392,812	$6,531,632

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$780,179	$822,931	$643,411
Accrued expenses	559,123	599,155	590,756
Current operating lease liabilities	99,165	-	-
Current portions of long-term debt/obligations	12,858	18,689	19,366
Total current liabilities	1,451,325	1,440,775	1,253,533
Borrowings under revolving lines of credit, net	848,736	80,961	424,011
Long-term debt, net	2,494,474	2,494,623	2,494,648
Deferred income taxes, net	58,099	103,913	110,180
Non-current operating lease liabilities	339,540	-	-
Long-term obligations under equipment financing, net	400	4,609	6,332
Other long-term liabilities	1,351	6,383	5,352
Total liabilities	5,193,925	4,131,264	4,294,056

Commitments and contingencies (Note 9)

Convertible Preferred Stock; $0.01 par value; aggregate liquidation preference $400,000; 400,000 shares authorized, issued and outstanding as of June 30, 2020, September 30, 2019 and June 30, 2019[1]	399,195	399,195	399,195

Stockholders' equity:
Common stock (voting); $0.01 par value; 100,000,000 shares authorized; 68,870,918, 68,574,176 and 68,480,751 shares issued and outstanding as of June 30, 2020, September 30, 2019 and June 30, 2019, respectively	688	685	684
Undesignated preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-	-
Additional paid-in capital	1,095,149	1,083,042	1,077,953
Retained earnings	628,447	799,222	777,842
Accumulated other comprehensive income (loss)	(37,552)	(20,596)	(18,098)
Total stockholders' equity	1,686,732	1,862,353	1,838,381
Total liabilities and stockholders' equity	$7,279,852	$6,392,812	$6,531,632

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

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(Unaudited; In thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net sales	$1,792,505	$1,924,534	$4,926,103	$5,075,247
Cost of products sold	1,360,373	1,451,998	3,740,873	3,832,154
Gross profit	432,132	472,536	1,185,230	1,243,093
Operating expense:
Selling, general and administrative	295,426	328,827	940,855	976,928
Depreciation	16,986	17,731	53,553	52,779
Amortization[1]	44,825	51,724	276,959	155,508
Total operating expense	357,237	398,282	1,271,367	1,185,215
Income (loss) from operations	74,895	74,254	(86,137)	57,878
Interest expense, financing costs, and other[2]	35,059	38,089	96,806	116,902
Loss on debt extinguishment	-	-	14,678	-
Income (loss) before provision for income taxes	39,836	36,165	(197,621)	(59,024)
Provision for (benefit from) income taxes[3]	46,561	5,178	(44,846)	(21,032)
Net income (loss)	$(6,725)	$30,987	$(152,775)	$(37,992)
Dividends on Preferred Stock[4]	6,000	6,000	18,000	18,000
Net income (loss) attributable to common shareholders	$(12,725)	$24,987	$(170,775)	$(55,992)

Weighted-average common stock outstanding:
Basic	68,840,849	68,477,946	68,775,920	68,391,882
Diluted[5]	68,840,849	69,265,384	68,775,920	68,391,882

Net income (loss) per share[6]:
Basic	$(0.18)	$0.32	$(2.48)	$(0.82)
Diluted	$(0.18)	$0.32	$(2.48)	$(0.82)

________________________________________

[1]	Nine months ended June 30, 2020 amount includes non-cash accelerated intangible asset amortization of $142.6 million in connection with the Rebranding (see Notes 1 and 6 for further discussion.
[2]

Nine months ended June 30, 2020 amount includes a $5.6 million settlement received in connection with a class action lawsuit and a $5.3 million refund received as the final true-up of the $164.0 million payment resulting from the 338(h)(10) election made in connection with the Allied Acquisition.

[3]

Three and nine months ended June 30, 2020 amounts include a tax provision (benefit) of $32.8 million and $(0.5) million, respectively, stemming from the revaluation of deferred tax assets and liabilities made in conjunction with the Company’s application of the CARES Act. Nine months ended June 30, 2020 amount also includes an income tax provision (benefit) of $(36.5) million stemming from a decrease of deferred tax liabilities in connection with the Rebranding (see Note 14 for further discussion).

[4]

Three months ended June 30, 2020 and 2019 amounts are composed of $5.0 million in accrued cumulative Preferred Stock dividends and an additional $1.0 million of Preferred Stock dividends that had been declared and paid as of period end. Nine months ended June 30, 2020 and 2019 amounts are composed of $5.0 million in accrued cumulative Preferred Stock dividends and an additional $13.0 million of Preferred Stock dividends that had been declared and paid as of period end.

[5]	Amounts do not include 9,694,619 shares issuable upon conversion of the Company’s participating Preferred Stock because such conversion would be anti-dilutive (see Note 4 for further discussion).
[6]	See Note 4 for detailed calculations and further discussion.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(Unaudited; In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(6,725)	$30,987	$(152,775)	$(37,992)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,851	1,542	(2,317)	(848)
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	(1,282)	-	(14,639)	-
Total other comprehensive income (loss)	1,569	1,542	(16,956)	(848)
Comprehensive income (loss)	$(5,156)	$32,529	$(169,731)	$(38,840)

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited; In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Three Months Ended June 30, 2019
Balance as of March 31, 2019	68,475,871	$684	$1,073,243	$752,855	$(19,640)	$1,807,142
Issuance of common stock, net of shares withheld for taxes	4,880	-	73	-	-	73
Stock-based compensation	-	-	4,637	-	-	4,637
Other comprehensive income (loss)	-	-	-	-	1,542	1,542
Net income (loss)	-	-	-	30,987	-	30,987
Dividends on Preferred Stock	-	-	-	(6,000)	-	(6,000)
Balance as of June 30, 2019	68,480,751	$684	$1,077,953	$777,842	$(18,098)	$1,838,381

Three Months Ended June 30, 2020
Balance as of March 31, 2020	68,836,258	$688	$1,091,469	$641,172	$(39,121)	$1,694,208
Issuance of common stock, net of shares withheld for taxes	34,660	-	148	-	-	148
Stock-based compensation	-	-	3,532	-	-	3,532
Other comprehensive income (loss)	-	-	-	-	1,569	1,569
Net income (loss)	-	-	-	(6,725)	-	(6,725)
Dividends on Preferred Stock	-	-	-	(6,000)	-	(6,000)
Balance as of June 30, 2020	68,870,918	$688	$1,095,149	$628,447	$(37,552)	$1,686,732

Nine Months Ended June 30, 2019
Balance as of September 30, 2018	68,135,790	$681	$1,067,040	$833,834	$(17,250)	$1,884,305
Issuance of common stock, net of shares withheld for taxes	344,961	3	(1,988)	-	-	(1,985)
Stock-based compensation	-	-	12,901	-	-	12,901
Other comprehensive income (loss)	-	-	-	-	(848)	(848)
Net income (loss)	-	-	-	(37,992)	-	(37,992)
Dividends on Preferred Stock	-	-	-	(18,000)	-	(18,000)
Balance as of June 30, 2019	68,480,751	$684	$1,077,953	$777,842	$(18,098)	$1,838,381

Nine Months Ended June 30, 2020
Balance as of September 30, 2019	68,574,176	$685	$1,083,042	$799,222	$(20,596)	$1,862,353
Issuance of common stock, net of shares withheld for taxes	296,742	3	(1,242)	-	-	(1,239)
Stock-based compensation	-	-	13,349	-	-	13,349
Other comprehensive income (loss)	-	-	-	-	(16,956)	(16,956)
Net income (loss)	-	-	-	(152,775)	-	(152,775)
Dividends on Preferred Stock	-	-	-	(18,000)	-	(18,000)
Balance as of June 30, 2020	68,870,918	$688	$1,095,149	$628,447	$(37,552)	$1,686,732

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(Unaudited; In thousands)

	Nine Months Ended June 30,
	2020	2019
Operating Activities
Net income (loss)	$(152,775)	$(37,992)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	330,513	208,287
Stock-based compensation	13,349	12,901
Certain interest expense and other financing costs	8,608	9,077
Beneficial lease amortization	-	1,714
Loss on debt extinguishment	14,678	-
Gain on sale of fixed assets	(2,008)	(3,470)
Deferred income taxes	(41,163)	3,195
338(h)(10) election refund[1]	(5,282)	-
Changes in operating assets and liabilities:
Accounts receivable	113,277	10,970
Inventories	65,817	(188,213)
Prepaid expenses and other current assets	4,790	(117,520)
Accounts payable and accrued expenses	(102,565)	(93,908)
Other assets and liabilities	3,210	62
Net cash provided by (used in) operating activities	250,449	(194,897)

Investing Activities
Purchases of property and equipment	(31,397)	(44,337)
Acquisition of businesses, net[1]	5,282	(163,973)
Proceeds from the sale of assets	2,399	6,200
Net cash provided by (used in) investing activities	(23,716)	(202,110)

Financing Activities
Borrowings under revolving lines of credit	2,037,212	1,734,476
Payments under revolving lines of credit	(1,271,233)	(1,404,836)
Payments under term loan	(7,275)	(7,275)
Borrowings under senior notes	300,000	-
Payment under senior notes	(309,564)	-
Payment of debt issuance costs	(3,900)	-
Payments under equipment financing facilities and finance leases	(6,446)	(7,602)
Payment of dividends on Preferred Stock	(18,000)	(18,000)
Proceeds from issuance of common stock related to equity awards	1,627	1,654
Payment of taxes related to net share settlement of equity awards	(2,866)	(3,639)
Net cash provided by (used in) financing activities	719,555	294,778

Effect of exchange rate changes on cash and cash equivalents	(199)	31

Net increase (decrease) in cash and cash equivalents	946,089	(102,198)
Cash and cash equivalents, beginning of period	72,287	129,927
Cash and cash equivalents, end of period	$1,018,376	$27,729

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$116,153	$138,686
Income taxes paid (received), net of refunds	(379)	(8,784)

__________________________________________________

[1]	Related to a gain recognized for a partial refund of the $164.0 million payment resulting from the 338(h)(10) election made in connection with the Allied Acquisition.

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

As of June 30, 2020, the Company operated 524 branches throughout all 50 states in the U.S. and 6 provinces in Canada. The Company’s material subsidiaries are Beacon Sales Acquisition, Inc. and Beacon Roofing Supply Canada Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. Certain prior period amounts have been reclassified to conform to current period presentation. The balance sheet as of June 30, 2019 has been presented for a better understanding of the impact of seasonal fluctuations on the Company’s financial condition.

In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine months ended June 30, 2020 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2020 (“fiscal year 2020” or “2020”).

The three-month periods ended June 30, 2020 and 2019 each had 64 business days. The nine-month periods ended June 30, 2020 and 2019 had 190 and 189 business days, respectively.

These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the Company’s fiscal year 2019 (“2019”) Annual Report on Form 10-K for the year ended September 30, 2019.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Significant items subject to such estimates include accounts receivable, inventories, purchase price allocations, goodwill and intangibles, and income taxes. Assumptions made in the development of these estimates contemplate the impact of the novel coronavirus (“COVID‑19”) on the economy and our anticipated results; however, actual amounts could differ materially from these estimates.

Recent Accounting Pronouncements—Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases.” This guidance replaces most existing accounting for leases and requires enhanced disclosures. The guidance requires the Company to record a right-of-use asset and a lease liability for most of the Company’s leases, including those previously treated as operating leases. The Company adopted the standard using the modified retrospective transition method as of October 1, 2019 and will not apply the standard to comparative prior periods presented. The Company used the package of transition practical expedients outlined in the transition guidance. The most significant effects of the new standard were the recognition of $483.5 million of operating lease assets and $476.0 million of operating lease liabilities on October 1, 2019. As part of the adoption, the Company carried forward the assessment from the previous lease standard of whether Beacon’s contracts contain (or are) leases, the classification of leases, and remaining lease terms. The accounting for finance leases remains unchanged. The adoption of the new standard did not have a material impact on the Company’s consolidated results of operations or cash flows (see Note 8 for further discussion).

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

Recent Accounting Pronouncements—Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.” This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This new standard will become effective for the Company on October 1, 2020. The adoption of the new standard will be done using the modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of October 1, 2020. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

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

3. Net Sales

The following table presents the Company’s net sales by product line and geography for each period presented (in thousands):

	U.S.	Canada	Total
Three Months Ended June 30, 2019
Residential roofing products	$829,643	$18,616	$848,259
Non-residential roofing products	439,516	32,589	472,105
Complementary building products	601,764	2,406	604,170
Total net sales	$1,870,923	$53,611	$1,924,534

Three Months Ended June 30, 2020
Residential roofing products	$819,684	$17,355	$837,039
Non-residential roofing products	401,954	25,007	426,961
Complementary building products	525,877	2,628	528,505
Total net sales	$1,747,515	$44,990	$1,792,505

Nine Months Ended June 30, 2019
Residential roofing products	$2,134,328	$34,427	$2,168,755
Non-residential roofing products	1,120,885	79,661	1,200,546
Complementary building products	1,701,007	4,939	1,705,946
Total net sales	$4,956,220	$119,027	$5,075,247

Nine Months Ended June 30, 2020
Residential roofing products	$2,097,817	$33,008	$2,130,825
Non-residential roofing products	1,125,463	75,202	1,200,665
Complementary building products	1,588,686	5,927	1,594,613
Total net sales	$4,811,966	$114,137	$4,926,103

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

The following table presents the components and calculations of basic and diluted net income (loss) per share for each period presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(6,725)	$30,987	$(152,775)	$(37,992)
Dividends on Preferred Stock	6,000	6,000	18,000	18,000
Net income (loss) attributable to common shareholders	$(12,725)	$24,987	$(170,775)	$(55,992)
Undistributed income allocated to participating securities	-	(3,099)	-	-
Net income (loss) attributable to common shareholders - basic and diluted	$(12,725)	$21,888	$(170,775)	$(55,992)

Weighted-average common shares outstanding - basic	68,840,849	68,477,946	68,775,920	68,391,882
Effect of common share equivalents	-	787,438	-	-
Weighted-average common shares outstanding - diluted	68,840,849	69,265,384	68,775,920	68,391,882

Net income (loss) per share - basic	$(0.18)	$0.32	$(2.48)	$(0.82)
Net income (loss) per share - diluted	$(0.18)	$0.32	$(2.48)	$(0.82)

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per share because the effect was either anti-dilutive or the requisite performance conditions were not met:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Stock options	2,312,587	735,324	2,104,303	1,274,921
Restricted stock units	376,135	48,927	402,810	147,585
Preferred Stock	9,694,619	9,694,619	9,694,619	9,694,619

5. Stock-based Compensation

On December 23, 2019, the Board of Directors of the Company approved the Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan (the “2014 Plan”). On February 11, 2020, the shareholders of the Company approved an additional 4,850,000 shares under the 2014 Plan. The 2014 Plan, which was originally approved by the shareholders on February 12, 2014, provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights to selected employees and non-employee directors. The 2014 Plan mandates that all forfeited, expired, and withheld shares, including those from the predecessor plan, be returned to the 2014 Plan and made available for issuance. As of June 30, 2020, there were 5,504,269 shares of common stock available for issuance under the 2014 Plan. The 2014 Plan is the only plan maintained by the Company pursuant to which equity awards are granted.

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

The fair value of the stock options granted during the nine months ended June 30, 2020 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.61%
Expected volatility	34.26%
Expected life (in years)	5.26
Dividend yield	-

The following table summarizes all stock option activity for the nine months ended June 30, 2020 (in thousands, except share, per share, and time period amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of September 30, 2019	2,339,489	$32.61	6.1	$12,034
Granted	450,532	31.95
Exercised	(85,637)	19.00
Canceled/Forfeited	(60,330)	33.30
Expired	(11,745)	31.68
Balance as of June 30, 2020	2,632,309	$32.93	6.1	$3,495
Vested and expected to vest after June 30, 2020	2,583,242	$32.97	6.0	$3,461
Exercisable as of June 30, 2020	1,727,570	$33.41	4.7	$3,115

______________________________________________________

[1]

Aggregate intrinsic value represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding options that are in-the-money on the date of measurement.

During the three months ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense related to stock options of $1.1 million and $1.0 million, respectively. During the nine months ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense related to stock options of $3.3 million and $3.1 million, respectively. As of June 30, 2020, there was $6.1 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes additional information on stock options for the periods presented (in thousands, except per share amounts):

	Nine Months Ended June 30,
	2020	2019
Weighted-average fair value of stock options granted	$10.35	$8.77
Total grant date fair value of stock options vested	4,057	3,825
Total intrinsic value of stock options exercised	1,167	1,409

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

RSUs granted to non-employee directors are subject to continued service and vest on the first anniversary of the grant date (except under certain conditions). Generally, the common shares underlying the RSUs are not eligible for distribution until the non-employee director’s service on the Board has terminated, and for non-employee director RSU grants made prior to fiscal year 2014, the share distribution date is six months after the director’s termination of service on the board. Beginning in fiscal year 2016, the Company enacted a policy that allows any non-employee directors who have Beacon equity holdings (defined as common stock and outstanding vested equity awards) with a total fair value that is greater than or equal to five times the annual Board cash retainer to elect to have their RSU grant settle simultaneously with vesting. Eligibility is determined annually based on the value of the non‑employee directors’ Beacon equity holdings as of December 1. Elections must be made by December 31 and apply only to the RSU grant following the election.

The following table summarizes all restricted stock unit activity for the nine months ended June 30, 2020:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of September 30, 2019	1,123,358	$37.48
Granted	467,069	31.82
Released	(297,095)	44.89
Canceled/Forfeited	(48,464)	31.47
Balance as of June 30, 2020	1,244,868	$33.65
Vested and expected to vest after June 30, 2020	964,026	$34.92

During the three months ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense related to restricted stock units of $2.4 million and $3.6 million, respectively. During the nine months ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense related to restricted stock units of $10.0 million and $9.8 million, respectively. As of June 30, 2020, there was $15.4 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes additional information on RSUs for the periods presented (in thousands, except per share amounts):

	Nine Months Ended June 30,
	2020	2019
Weighted-average fair value of RSUs granted	$31.82	$27.77
Total grant date fair value of RSUs vested	14,333	15,978
Total intrinsic value of RSUs released	9,779	11,375

6. Goodwill and Intangible Assets

Given the adverse impact of the COVID-19 pandemic on global markets, the Company performed impairment analyses over its intangible assets and goodwill and concluded there was no impairment as of June 30, 2020.

Goodwill

The following table sets forth the change in the carrying amount of goodwill during the nine months ended June 30, 2020 and 2019, respectively (in thousands):

Balance as of September 30, 2018	$2,491,779
Acquisitions[1]	(513)
Translation and other adjustments	(326)
Balance as of June 30, 2019	$2,490,940

Balance as of September 30, 2019	$2,490,590
Translation and other adjustments	(830)
Balance as of June 30, 2020	$2,489,760

_____________________________

[1]	Reflects purchase accounting adjustments related to fiscal year 2018 acquisition of Atlas Supply, Inc.

The changes in the carrying amount of goodwill for the nine months ended June 30, 2020 and 2019 were driven primarily by purchase accounting and foreign currency translation adjustments.

Intangible Assets

The following table summarizes intangible assets by category (in thousands, except time period amounts):

	June 30, 2020	September 30, 2019	June 30, 2019	Weighted-Average Remaining Life[1] (Years)
Amortizable intangible assets:
Non-compete agreements	$200	$2,824	$2,824	1.9
Customer relationships	1,483,333	1,530,970	1,531,061	16.7
Trademarks	7,200	10,500	10,500	6.3
Beneficial lease arrangements	-	8,060	8,060	-
Total amortizable intangible assets	1,490,733	1,552,354	1,552,445
Accumulated amortization	(696,849)	(619,864)	(567,801)
Total amortizable intangible assets, net	$793,884	$932,490	$984,644
Indefinite-lived trademarks	51,333	193,050	193,050
Total intangibles, net	$845,217	$1,125,540	$1,177,694

_________________________________________

[1]	As of June 30, 2020.

In the second quarter of fiscal year 2020, in connection with the Rebranding, the Company incurred non-cash accelerated intangible asset amortization of $142.6 million related to the write-off of certain trade names, primarily Allied (exterior products only), Roofing Supply Group and JGA. The Company used an income approach, specifically the relief from royalty method, to determine the fair value of remaining indefinite-lived trademarks. Various Level 3 fair value assumptions were used in the determination of the estimated fair value, including items such as sales growth rates, royalty rates, discount rates, and other prospective financial information.

During the three months ended June 30, 2020 and 2019, the Company recorded $44.8 million and $51.7 million of amortization expense relating to the above-listed intangible assets, respectively. During the nine months ended June 30, 2020 and 2019, the Company recorded $277.0 million and $155.5 million of amortization expense relating to the above-listed intangible assets, respectively. The intangible asset lives range from 5 to 20 years and have a weighted-average remaining life of 16.6 years as of June 30, 2020.

The following table summarizes the estimated future amortization expense for intangible assets (in thousands):

Year Ending September 30,
2020 (Jul - Sept)	$44,064
2021	147,870
2022	120,438
2023	97,326
2024	78,693
Thereafter	305,493
Total future amortization expense	$793,884

7. Financing Arrangements

The following table summarizes all financing arrangements from the respective periods presented (in thousands):

	June 30, 2020	September 30, 2019	June 30, 2019
Revolving Lines of Credit
2023 ABL:
U.S. Revolver[1]	$848,736	$80,961	$412,549
Canada Revolver[2]	-	-	11,462
Current portion	-	-	-
Borrowings under revolving lines of credit, net	$848,736	$80,961	$424,011

Long-term Debt, net
Term Loans:
2025 Term Loan[3]	$923,390	$926,535	$927,582
Current portion	(9,700)	(9,700)	(9,700)
Long-term borrowings under term loan	913,690	916,835	917,882
Senior Notes:
2023 Senior Notes[4]	-	294,886	294,566
2025 Senior Notes[5]	1,285,010	1,282,902	1,282,200
2026 Senior Notes[6]	295,774	-	-
Current portion	-	-	-
Long-term borrowings under senior notes	1,580,784	1,577,788	1,576,766
Long-term debt, net	$2,494,474	$2,494,623	$2,494,648

Equipment Financing Facilities, net
Equipment financing facilities[7]	$3,558	$6,885	$7,981
Capital lease obligations[8]	-	6,713	8,017
Current portion	(3,158)	(8,989)	(9,666)
Long-term obligations under equipment financing, net	$400	$4,609	$6,332

____________________________________________________________

[1]	Effective rate on borrowings of 2.08%, 5.41% and 3.98% as of June 30, 2020, September 30, 2019 and June 30, 2019, respectively.
[2]	Effective rate on borrowings of 4.45% as of June 30, 2019.
[3]	Interest rate of 2.42%, 4.36% and 4.75% as of June 30, 2020, September 30, 2019 and June 30, 2019, respectively.
[4]	Interest rate of 6.38% as of September 30, 2019 and June 30, 2019.
[5]	Interest rate of 4.88% for all periods presented.
[6]	Interest rate of 4.50% as of June 30, 2020.
[7]	Fixed interest rates ranging from 2.33% to 2.89% for all periods presented.
[8]

As of October 1, 2019, in connection with the adoption of ASU 2016-02, capital lease obligations that were formerly included in equipment financing facilities are included either in accrued expenses or other long-term liabilities on the consolidated balance sheets (see Notes 2 and 8 for further discussion).

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

The intent of the transaction was to take advantage of lower market interest rates by refinancing the existing 2023 Senior Notes with the 2026 Senior Notes. The Company accounted for the refinance as a debt extinguishment of the 2023 Senior Notes and an issuance of the 2026 Senior Notes. As a result, the Company recorded a loss on debt extinguishment of $14.7 million in the three months ended December 31, 2019. The Company has capitalized debt issuance costs of $4.7 million related to the 2026 Senior Notes, which are being amortized over the term of the financing arrangements.

As of June 30, 2020, the outstanding balance on the 2026 Senior Notes, net of $4.2 million of unamortized debt issuance costs, was $295.8 million.

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

There is one financial covenant under the 2023 ABL, which is the Fixed Charge Coverage Ratio (the “FCCR”). The FCCR is calculated by dividing Consolidated EBITDA, less Capital Expenditures, by Consolidated Fixed Charges (all terms as defined in the agreement). Per the covenant, the Company’s FCCR must be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis (or under certain circumstances, at the end of each fiscal month, calculated on a trailing twelve-month basis.) Compliance is only required at such times as borrowing availability (subject to certain adjustments) is less than the greater of (i) 10% of the lesser of the borrowing base or the aggregate commitments or (ii) $90.0 million, and for a period of thirty days thereafter. The Company was in compliance with this covenant as of June 30, 2020.

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

In March 2020, the Company elected to draw down approximately $725 million from its revolving lines of credit. This was a proactive measure to increase the Company's cash position and preserve financial flexibility in light of current uncertainty in global markets resulting from the COVID-19 pandemic. During the three months ended June 30, 2020, we used a portion of our operating cash flows to repay approximately $153.5 million of the balance of our revolving lines of credit. As of June 30, 2020, the total balance outstanding on the 2023 ABL, net of $6.3 million of unamortized debt issuance costs, was $848.7 million. The Company also has outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $13.0 million as of June 30, 2020.

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

As of June 30, 2020, the outstanding balance on the 2025 Term Loan, net of $24.8 million of unamortized debt issuance costs, was $923.4 million.

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

As of June 30, 2020, the outstanding balance on the 2025 Senior Notes, net of $15.0 million of unamortized debt issuance costs, was $1.29 billion.

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

Equipment Financing Facilities

As of June 30, 2020, the Company had $3.6 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 2.89% and payments due through September 2021.

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

The following table summarizes components of operating lease costs recognized within selling, general and administrative expenses (in thousands):

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Operating lease costs	$31,191	$93,619
Variable lease costs	2,355	7,966
Total operating lease costs	$33,546	$101,585

The following table presents supplemental cash flow information related to operating leases (in thousands):

Nine Months Ended June 30, 2020
Operating cash flows for operating lease liabilities	$89,149

As of June 30, 2020, the Company’s operating leases had a weighted-average remaining lease term of 5.7 years and a weighted-average discount rate of 3.98%. Future lease payments under operating leases as of June 30, 2020 were as follows (in thousands):

Year Ending September 30,
2020 (Jul - Sept)	$29,146
2021	111,098
2022	95,451
2023	78,567
2024	61,651
Thereafter	111,696
Total future lease payments	487,609
Imputed interest	(48,904)
Total operating lease liabilities	$438,705

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

The Company participates in multi-employer defined benefit plans for which it is not the sponsor. Withdrawal from participation in one of these plans requires the Company to make a lump-sum contribution to the plan, and the Company’s withdrawal liability depends on the extent of the plan’s funding of vested benefits, among other factors. As of June 30, 2020, the Company had withdrawn from the Central States Pension Fund and Local 408 Pension Fund, which were reported to have underfunded liabilities, and as a result, the Company has recorded contingent liabilities for the estimated pension plan exit costs. In July 2020, the Company reached a settlement with the Local 408 Pension Fund for an amount that was in line with the contingent liability that had been recorded as of June 30, 2020. The Company does not believe that the lump-sum contribution to exit the Central States Pension Fund will have a material impact on its results of operations.

10. Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity.

The following table summarizes the components of and changes in accumulated other comprehensive loss (in thousands):

	Foreign	Derivative	Accumulated Other
	Currency Translation	Financial Instruments	Comprehensive Loss
Balance as of September 30, 2019	$(18,984)	$(1,612)	$(20,596)
Other comprehensive income before reclassifications	(2,317)	(14,639)	(16,956)
Reclassifications out of other comprehensive loss	-	-	-
Balance as of June 30, 2020	$(21,301)	$(16,251)	$(37,552)

Gains (losses) on derivative instruments are recognized in the consolidated statements of operations in interest expense, financing costs, and other.

11. Geographic Data

The following table summarizes certain geographic information for the periods presented (in thousands):

	June 30, 2020	September 30, 2019	June 30, 2019
Long-lived assets:
U.S.	$1,020,458	$1,182,552	$1,242,767
Canada	10,379	12,373	12,161
Total long-lived assets	$1,030,837	$1,194,925	$1,254,928

12. Fair Value Measurement

As of June 30, 2020, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

As of June 30, 2020, based upon recent trading prices (Level 2), the fair value of the Company’s $300.0 million Senior Notes due in 2026 was $295.5 million and the fair value of the $1.30 billion Senior Notes due 2025 was $1.16 billion.

As of June 30, 2020, the fair value of the Company’s term loan and revolving lines of credit approximated the amount outstanding. The Company estimates the fair value of its term loan and revolving lines of credit by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

13. Financial Derivatives

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings.

On September 11, 2019, the Company entered into two interest rate swap agreements to manage the interest rate risk associated with the variable rate on the 2025 Term Loan (see Note 7 for further discussion). Each swap agreement has a notional amount of $250 million. One agreement (the “5-year swap”) will expire on August 30, 2024 and swaps the thirty-day LIBOR with a fixed-rate of 1.49%. The second agreement (the “3-year swap”) will expire on August 30, 2022 and swaps the thirty-day LIBOR with a fixed-rate of 1.50%. At the inception of the swap agreements, the Company determined that both swaps qualified for cash flow hedge accounting under ASC 815. Therefore, changes in the fair value of the effective portions of the swaps, net of taxes, will be recognized in other comprehensive income each period, then reclassified into the consolidated statements of operations as a component of interest expense, financing costs, and other in the period in which the hedged transaction affects earnings. Any ineffective portions of the hedges are immediately recognized in earnings as a component of interest expense, financing costs and other.

The effectiveness of the swaps will be assessed qualitatively by the Company during the lives of the hedges by a) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and b) through an evaluation of the ability of the counterparty to the hedges to honor their obligations under the hedges. The Company performed a qualitative analysis as of June 30, 2020 and concluded that the swap agreements continue to meet the requirements under ASC 815 to qualify for cash flow hedge accounting. As of June 30, 2020, the fair value of the 3‑year and 5‑year swaps, net of tax, were $5.7 million and $10.5 million, respectively, both in favor of the counterparty. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

The Company records any differences paid or received on its interest rate hedges to interest expense, financing costs and other. The following table summarizes the combined fair values, net of tax, of the interest rate derivative instruments (in thousands):

		Assets/(Liabilities) as of:
Instrument	Fair Value Hierarchy	June 30, 2020	September 30, 2019	June 30, 2019
Designated interest rate swaps[1]	Level 2	$(16,251)	$(1,612)	$-

_______________________

[1]	Assets are included on the consolidated balance sheets in prepaid expenses and other current assets, while liabilities are included in accrued expenses.

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

The following table summarizes the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
Instrument	2020	2019	2020	2019
Designated interest rate swaps	$(1,282)	$-	$(14,639)	$-

14. Income Taxes

The Company recorded a provision for (benefit from) income taxes of $46.6 million and $5.2 million for the three months ended June 30, 2020 and 2019, respectively. The Company recorded a provision for (benefit from) income taxes of $(44.8) million and $(21.0) million for the nine months ended June 30, 2020 and 2019, respectively. Significant events impacting the provision for (benefit from) income taxes for three- and nine-month periods ended June 30, 2020 were as follows:

•

On March 27, 2020, the U.S. federal government officially signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). ASC 740, “Accounting for Income Taxes,” requires companies to recognize the effect of tax law changes in the period of enactment. The CARES Act allows companies a five-year carryback at the enacted federal tax rate of 35% for net operating losses (“NOLs”) arising in tax years beginning after December 31, 2017 and before January 1, 2021. The impact of this provision is driven by forecasts for taxable income (loss) and projected temporary tax adjustments, which have been updated since initial measurement as part of the Company’s ongoing analysis on the impact of the COVID-19 pandemic on operating results. The result was the recognition of an income tax provision (benefit) of $32.8 million and $(0.5) million for the three and nine months ended June 30, 2020, respectively.

•

In the second quarter of fiscal year 2020, in connection with the Rebranding, the Company recognized an income tax provision (benefit) of $(36.5) million stemming from a decrease of its deferred tax liabilities, which is reflected in its consolidated statement of operations for the nine months ended June 30, 2020. The Company determined that the Rebranding was an unusual or infrequent occurring item; therefore, the tax effect is recognized in the interim period in which the transaction arose.

Other provisions in the CARES Act that will impact the Company in future periods include the ability to carry back losses due to the technical correction for fiscal year filers with an NOL in the 2017-2018 straddle year, the technical correction regarding qualified improvement property, the increase in Section 163(j) interest limitation percentage, and the allowance of remaining AMT credits to be fully refundable in 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis included in our 2019 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2020” refer to the three or nine months ended June 30, 2020 being discussed and references to “2019” refer to the three or nine months ended June 30, 2019 being discussed. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

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

As of June 30, 2020, we operated 524 branches throughout all 50 states in the U.S. and 6 provinces in Canada. We offer one of the most extensive assortments of high-quality branded and private label products in the industry with approximately 140,000 SKUs available across our branch network, enabling us to deliver products to serve over 110,000 customers on a timely basis.

Effective execution of both our sales and operating plans enables us to grow beyond the relative strength of the markets we serve. Our business model is a bottom-up approach, where each of our branches uses its local and regional knowledge and experience to assist with the development of a marketing plan and product mix that is best suited for its respective market. Local alignment with overall strategic goals provides the foundation for significant ownership of results at the branch level. Our distinctive operating model and branch level autonomy differentiate us from the competition.

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

•

We opened five new branches in fiscal year 2020 to date, including locations in Georgia, Louisiana, Ohio, Oregon, and Virginia. In fiscal year 2019, we opened a total of nine new branch locations across Alabama, California, Florida, Nevada, North Carolina, Pennsylvania and Texas.

Recent Developments

COVID-19 Pandemic

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption, and it is likely to adversely affect our business. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic.

In this unprecedented time, we continue to emphasize the health and safety of our employees, customers and the communities in which we operate. Amid the current COVID-19 backdrop, we have implemented a number of measures to facilitate a safer environment at each of our locations, including more rigorous cleaning and sanitizing routines; limits on customer traffic in stores to maintain physical and social distancing protocols; other physical and social distancing efforts such as markings on floors, signage and plexiglass shields; and instituting curbside pickup. We have been designated an essential business in all the local markets that we serve, and we have yet to experience a significant amount of forced temporary branch closures due to COVID-19 business disruptions. We continue to deliver building products to both the residential and commercial construction markets. We continue to serve customers in every way possible, and our online platform has stood out as an increasingly valuable tool in this current remote operating environment.

Our average daily sales levels for the three and nine months ended June 30, 2020 decreased 6.9% and 3.4%, respectively, compared to the prior year. Our average daily sales for the month of July 2020 were down approximately 1.4% compared to the prior year period.

In response to the potential business disruptions, we have implemented a series of operational and financial actions to combat the effects of the COVID‑19 induced slowdown. We immediately responded to changes in localized demand through aggressive cost-cutting actions, including a reduction in seasonal and temporary hiring, cuts in overtime hours and reduced hourly schedules. We also implemented furloughs in both operating and non-operating functions, temporarily reduced salaries, improved working capital metrics by reducing inventory, and heightened our organizational focus on managing all expenses. Additionally, we significantly restricted capital expenditures, primarily by deferring expenditures related to our fleet vehicles. We have taken meaningful actions to improve our financial flexibility and ensure the strength of our balance sheet, and we are prepared to take additional steps to appropriately manage the business through this uncertain period. We are also monitoring input costs to ensure we are well-positioned to take advantage of any opportunities that present themselves over the next several quarters.

Comparison of the Three Months Ended June 30, 2020 and 2019

The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in thousands):

	Three Months Ended June 30,
	2020	2019
Net sales	$1,792,505	$1,924,534
Cost of products sold	1,360,373	1,451,998
Gross profit	432,132	472,536
Operating expense:
Selling, general and administrative	295,426	328,827
Depreciation	16,986	17,731
Amortization	44,825	51,724
Total operating expense	357,237	398,282
Income (loss) from operations	74,895	74,254
Interest expense, financing costs, and other	35,059	38,089
Loss on debt extinguishment	-	-
Income (loss) before provision for income taxes	39,836	36,165
Provision for (benefit from) income taxes	46,561	5,178
Net income (loss)	$(6,725)	$30,987
Dividends on Preferred Stock	6,000	6,000
Net income (loss) attributable to common shareholders	$(12,725)	$24,987

	Three Months Ended June 30,
	2020	2019
Net sales	100.0%	100.0%
Cost of products sold	75.9%	75.4%
Gross profit	24.1%	24.6%
Operating expense:
Selling, general and administrative	16.5%	17.1%
Depreciation	0.9%	0.9%
Amortization	2.5%	2.7%
Total operating expense	19.9%	20.7%
Income (loss) from operations	4.2%	3.9%
Interest expense, financing costs, and other	2.0%	2.0%
Loss on debt extinguishment	0.0%	0.0%
Income (loss) before provision for income taxes	2.2%	1.9%
Provision for (benefit from) income taxes	2.6%	0.3%
Net income (loss)	(0.4%)	1.6%
Dividends on Preferred Stock	0.3%	0.3%
Net income (loss) attributable to common shareholders	(0.7%)	1.3%

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

As of June 30, 2020, we had a total of 524 branches in operation. All 524 branches were acquired prior to the start of the third quarter of fiscal year 2019 and therefore meet our existing market definition. As a result, operating results for existing markets are equal to consolidated operating results for all periods presented.

Net Sales

Net sales decreased 6.9% to $1.79 billion in 2020, from $1.92 billion in 2019. The comparative decrease in net sales was influenced by softer demand early in the quarter resulting from government restrictions in reaction to the COVID-19 pandemic, partially offset by stable sales in states/provinces with fewer restrictions.

Net sales by geographic region increased (decreased) from 2019 to 2020 as follows: Northeast (17.5%); Mid-Atlantic (2.3%); Southeast 6.4%; Southwest (10.6%); Midwest (0.9%); West (12.7%); and Canada (16.1%).

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below).

The following table summarizes net sales by product line for the periods presented (in thousands):

	Three Months Ended June 30,
	2020		2019		Change
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$837,039	46.7%	$848,259	44.1%	$(11,220)	(1.3%)
Non-residential roofing products	426,961	23.8%	472,105	24.5%	(45,144)	(9.6%)
Complementary building products	528,505	29.5%	604,170	31.4%	(75,665)	(12.5%)
Total net sales	$1,792,505	100.0%	$1,924,534	100.0%	$(132,029)	(6.9%)

Gross Profit

The following table summarizes gross profit and gross margin for the periods presented (in thousands):

	Three Months Ended June 30,		Change[1]
	2020	2019	$	%
Gross profit	$432,132	$472,536	$(40,404)	(8.6%)
Gross margin	24.1%	24.6%	N/A	(0.5%)

___________________________________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Gross margin was 24.1% in 2020, down 0.5% from 24.6% in 2019. The comparative decrease in gross margin resulted from an unfavorable move in combined product price/cost of less than 1%, partially offset by a favorable product mix shift.

Operating Expense

The following table summarizes operating expense for the periods presented (in thousands):

	Three Months Ended June 30,		Change[1]
	2020	2019	$	%
Operating expense	$357,237	$398,282	$(41,045)	(10.3%)
% of net sales	19.9%	20.7%	N/A	(0.8%)

 _________________________________________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense decreased 10.3% to $357.2 million in 2020, from $398.3 million in 2019. The comparative decrease in operating expense was significantly influenced by our aggressive cost-cutting actions in response to the COVID-19 pandemic, as well as our renewed focus on improving our cost structure and identifying opportunities for efficiencies across our business. These initiatives combined to produce the following effects:

•	a $24.8 million decrease in payroll and employee benefit costs, mainly due to reductions in both hours worked and headcount;
•	a $7.5 million decrease in selling expense, mainly due to a decrease in fleet costs;
•	a $7.4 million decrease in general and administrative expense, mainly due to a decrease in travel; and
•	a $6.9 million decrease in amortization expense;

partially offset by:

•	an $8.3 million increase in bad debt expense, mainly due to a customer bankruptcy that increased bad debt expense by approximately $5.0 million.

While certain of our cost actions were temporary in nature, we remain focused on improving our expense structure to produce permanent efficiency gains and increase our operating leverage as demand improves.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $35.1 million in 2020, compared to $38.1 million in 2019. The comparative decrease is primarily due to a lower weighted-average interest rate on our outstanding debt.

Income Taxes

There was an income tax provision of $46.6 million in 2020, compared to $5.2 million in 2019. The comparative increase in income tax expense was primarily due to a net $32.8 million tax provision stemming from the adjustment of a prior quarter deferred tax benefit related to the Company’s application of the CARES Act (see Note 14 in the Notes to Condensed Consolidated Financial Statements for further discussion).

Net Income (Loss)/Net Income (Loss) Per Share

Net income (loss) was $(6.7) million in 2020, compared to $31.0 million in 2019. There were $6.0 million of dividends on preferred shares in both 2020 and 2019, making net income (loss) attributable to common shareholders of $(12.7) million and $25.0 million, respectively. We calculate net income (loss) per share by dividing net income (loss), less dividends on preferred shares and adjustments for participating securities, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by utilizing the most dilutive result after applying and comparing the two-class method and if-converted method (see Note 4 in the Notes to Condensed Consolidated Financial Statements for further discussion).

The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2020	2019
Net income (loss)	$(6,725)	$30,987
Dividends on Preferred Stock	6,000	6,000
Net income (loss) attributable to common shareholders	(12,725)	24,987
Undistributed income allocated to participating securities	-	(3,099)
Net income (loss) attributable to common shareholders - basic and diluted (if-converted method)	$(12,725)	$21,888
Undistributed income allocated to participating securities	-	3,099
Re-allocation of undistributed income to Preferred Stock	-	(3,068)
Net income (loss) attributable to common shareholders - diluted (two-class method)	$(12,725)	$21,919

Weighted-average common shares outstanding - basic	68,840,849	68,477,946
Effect of common share equivalents	-	787,438
Weighted-average common shares outstanding - diluted (if-converted and two-class method)	68,840,849	69,265,384

Net income (loss) per share - basic	$(0.18)	$0.32
Net income (loss) per share - diluted (two-class method)	(0.18)	0.32
Net income (loss) per share - diluted (if-converted method)	(0.18)	0.32

Comparison of the Nine Months Ended June 30, 2020 and 2019

The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in thousands):

	Nine Months Ended June 30,
	2020	2019
Net sales	$4,926,103	$5,075,247
Cost of products sold	3,740,873	3,832,154
Gross profit	1,185,230	1,243,093
Operating expense:
Selling, general and administrative	940,855	976,928
Depreciation	53,553	52,779
Amortization	276,959	155,508
Total operating expense	1,271,367	1,185,215
Income (loss) from operations	(86,137)	57,878
Interest expense, financing costs, and other	96,806	116,902
Loss on debt extinguishment	14,678	-
Income (loss) before provision for income taxes	(197,621)	(59,024)
Provision for (benefit from) income taxes	(44,846)	(21,032)
Net income (loss)	$(152,775)	$(37,992)
Dividends on Preferred Stock	18,000	18,000
Net income (loss) attributable to common shareholders	$(170,775)	$(55,992)

	Nine Months Ended June 30,
	2020	2019
Net sales	100.0%	100.0%
Cost of products sold	75.9%	75.5%
Gross profit	24.1%	24.5%
Operating expense:
Selling, general and administrative	19.1%	19.3%
Depreciation	1.1%	1.0%
Amortization	5.6%	3.1%
Total operating expense	25.8%	23.4%
Income (loss) from operations	(1.7%)	1.1%
Interest expense, financing costs, and other	2.0%	2.3%
Loss on debt extinguishment	0.3%	0.0%
Income (loss) before provision for income taxes	(4.0%)	(1.2%)
Provision for (benefit from) income taxes	(0.9%)	(0.5%)
Net income (loss)	(3.1%)	(0.7%)
Dividends on Preferred Stock	0.4%	0.4%
Net income (loss) attributable to common shareholders	(3.5%)	(1.1%)

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

As of June 30, 2020, we had a total of 524 branches in operation. All 524 branches were acquired prior to the start of fiscal year 2019 and therefore meet our existing market definition. As a result, operating results for existing markets are equal to consolidated operating results for all periods presented.

Net Sales

Net sales decreased 2.9% to $4.93 billion in 2020, from $5.08 billion in 2019. The comparative decrease in net sales was primarily influenced by softer demand resulting from government restrictions in reaction to the COVID-19 pandemic and decreased hurricane-related demand in the Mid-Atlantic and Southeast, partially offset by the continued positive impact of our industry-leading digital platform.

Net sales by geographic region increased (decreased) from 2019 to 2020 as follows: Northeast (8.0%); Mid-Atlantic (6.7%); Southeast 0.7%; Southwest (4.3%); Midwest 0.8%; West (1.1%); and Canada (4.1%).

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below).

The following table summarizes net sales by product line for the periods presented (in thousands):

	Nine Months Ended June 30,
	2020		2019		Change
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$2,130,825	43.2%	$2,168,755	42.7%	$(37,930)	(1.7%)
Non-residential roofing products	1,200,665	24.4%	1,200,546	23.7%	119	0.0%
Complementary building products	1,594,613	32.4%	1,705,946	33.6%	(111,333)	(6.5%)
Total net sales	$4,926,103	100.0%	$5,075,247	100.0%	$(149,144)	(2.9%)

Gross Profit

The following table summarizes gross profit and gross margin for the periods presented (in thousands):

	Nine Months Ended June 30,		Change[1]
	2020	2019	$	%
Gross profit	$1,185,230	$1,243,093	$(57,863)	(4.7%)
Gross margin	24.1%	24.5%	N/A	(0.4%)

________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Gross margin was 24.1% in 2020, down 0.4% from 24.5% in 2019. The comparative decrease in gross margin was influenced by a price decrease of less than 1% and a product mix shift, partially offset by a net product cost decrease of less than 1%.

Operating Expense

The following table summarizes operating expense for the periods presented (in thousands):

	Nine Months Ended June 30,		Change[1]
	2020	2019	$	%
Operating expense	$1,271,367	$1,185,215	$86,152	7.3%
% of net sales	25.8%	23.4%	N/A	2.4%

________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense increased 7.3% to $1.27 billion in 2020, from $1.19 billion in 2019. The comparative increase in operating expense was mainly influenced by:

•

a $121.5 million increase in amortization expense, which includes the gross impact of accelerated amortization of $142.6 million related to the write-off of certain trade names in connection with the Rebranding.

The increase was partially offset by our aggressive cost-cutting actions in response to the COVID-19 pandemic, as well as our renewed focus on improving our cost structure and identifying opportunities for efficiencies across our business. These initiatives combined to produce the following effects:

•	an $18.5 million decrease in payroll and employee benefit costs, mainly due to reductions in both hours worked and headcount; and
•	a $14.5 million decrease in selling expense, mainly due to a decrease in fleet costs.

While certain of our cost actions were temporary in nature, we remain focused on improving our expense structure to produce permanent efficiency gains and increase our operating leverage as demand improves.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $96.8 million in 2020, compared to $116.9 million in 2019. The decrease is primarily due to:

•	a $5.6 million settlement received in connection with a class action lawsuit;
•	a $5.3 million refund received as the final true-up of the $164.0 million payment resulting from the 338(h)(10) election made in connection with the Allied Acquisition; and
•	a lower weighted-average interest rate on our outstanding debt.

Income Taxes

There was an income tax benefit of $44.8 million in 2020, compared to $21.0 million in 2019. The comparative increase in income tax benefit was primarily due to tax benefits from deferred tax adjustments of $36.5 million related to the Rebranding.

The effective tax rate, excluding any discrete items, was (18.3%) in 2020, compared to 36.5% in 2019. We expect our fiscal year 2020 effective tax rate, excluding any discrete items, will range from approximately (18.0%) to (20.0%).

Net Income (Loss)/Net Income (Loss) Per Share

Net income (loss) was $(152.8) million in 2020, compared to $(38.0) million in 2019. There were $18.0 million of dividends on preferred shares in both 2020 and 2019, making net income (loss) attributable to common shareholders $(170.8) million and $(56.0) million, respectively. We calculate net income (loss) per share by dividing net income (loss), less dividends on preferred shares and adjustments for participating securities, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by utilizing the most dilutive result after applying and comparing the two-class method and if-converted method (see Note 4 in the Notes to Condensed Consolidated Financial Statements for further discussion).

The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Nine Months Ended June 30,
	2020	2019
Net income (loss)	$(152,775)	$(37,992)
Dividends on Preferred Stock	18,000	18,000
Net income (loss) attributable to common shareholders	(170,775)	(55,992)
Undistributed income allocated to participating securities	-	-
Net income (loss) attributable to common shareholders - basic and diluted (if-converted method)	$(170,775)	$(55,992)
Undistributed income allocated to participating securities	-	-
Re-allocation of undistributed income to Preferred Stock	-	-
Net income (loss) attributable to common shareholders - diluted (two-class method)	$(170,775)	$(55,992)

Weighted-average common shares outstanding, basic	68,775,920	68,391,882
Effect of common share equivalents	-	-
Weighted-average common shares outstanding - diluted (if-converted and two-class method)	68,775,920	68,391,882

Net income (loss) per share - basic	$(2.48)	$(0.82)
Net income (loss) per share - diluted (two-class method)	(2.48)	(0.82)
Net income (loss) per share - diluted (if-converted method)	(2.48)	(0.82)

Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we prepare certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), specifically:

•	Adjusted Net Income (Loss)
•	Adjusted EBITDA

We define Adjusted Net Income (Loss) as net income excluding the impact of acquisition costs, business restructuring costs, the effects of tax reform, and the direct financial impact of the COVID-19 pandemic. We define Adjusted EBITDA as net income excluding the impact of interest expense (net of interest income), income taxes, depreciation and amortization, stock-based compensation, acquisition costs, business restructuring costs, and the direct financial impact of the COVID-19 pandemic.

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

Adjusted Net Income (Loss)

The following table presents a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss) for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(6,725)	$30,987	$(152,775)	$(37,992)
Adjustments:
Acquisition costs[1]	48,416	60,482	142,925	185,922
Business restructuring costs[2]	2,846	1,664	167,836	1,664
COVID-19 impact[3]	36,216	-	2,894	-
Effects of tax reform	-	-	-	(462)
Total adjustments	87,478	62,146	313,655	187,124
Tax impact of total adjustments[4]	(11,271)	(20,563)	(75,550)	(54,946)
Total adjustments, net of tax	76,207	41,583	238,105	132,178
Adjusted Net Income (Loss)	$69,482	$72,570	$85,330	$94,186

_______________________________

[1]	The following table presents a breakout of the components of acquisition costs for each of the periods indicated:
	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Amortization of intangible assets	$44,825	$51,724	$134,310	$155,508
Costs classified as selling, general, and administrative[a]	1,588	5,733	7,887	21,337
Non-operating (income) expenses[b]	2,003	3,025	728	9,077
Total acquisition costs	$48,416	$60,482	$142,925	$185,922

__________________________________

a.	Mainly composed of professional fees, branch integration expenses, travel expenses, employee severance and retention costs, and other personnel expenses.
b.

Amounts include the amortization of debt issuance costs. For the nine months ended June 30, 2020, amounts are offset by a $5.3 million refund received as the final true-up of the $164.0 million payment resulting from the 338(h)(10) election made in connection with the Allied Acquisition.

[2]	The following table presents a breakout of the components of business restructuring costs for each of the periods indicated:
	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Amortization in connection with the Rebranding	$-	$-	$142,649	$-
Costs classified as selling, general, and administrative[a]	1,069	1,664	1,890	1,664
Non-operating (income) expenses[b]	1,777	-	23,297	-
Total business restructuring costs	$2,846	$1,664	$167,836	$1,664

__________________________________

a.	Mainly composed of costs stemming from headcount rationalization efforts and certain Rebranding costs.
b.

Amounts include accrued estimated costs related to employee benefit plan withdrawals and amortization of debt issuance costs. Nine months ended June 30, 2020 amount also includes a loss on debt extinguishment of $14.7 million in connection with the October 2019 debt refinancing.

[3]

Three and nine months ended June 30, 2020 amounts include a tax provision (benefit) of $32.8 million and $(0.5) million, respectively, stemming from the revaluation of deferred tax assets and liabilities made in conjunction with the Company’s application of the CARES Act (see Note 14 in the Notes to Condensed Consolidated Financial Statements for further discussion). Three and nine months ended June 30, 2020 amounts also include $3.4 million of severance and other costs directly related to the Company’s response to the COVID-19 pandemic, which are classified as selling, general and administrative.

[4]

Represents tax impact on adjustments that are not included in the Company’s income tax provision (benefit) for the period presented. The effective tax rate applied to these adjustments is calculated by using forecasted adjusted pre-tax income while factoring in estimated discrete tax adjustments for the fiscal year. The tax impact of adjustments for the three months ended June 30, 2020 and 2019 were calculated using a blended effective tax rate of 12.9% and 33.1%, respectively. The tax impact of adjustments for the nine months ended June 30, 2020 and 2019 were calculated using an effective tax rate of 24.1% and 29.4%, respectively.

Adjusted EBITDA

The following table presents a reconciliation of net income, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(6,725)	$30,987	$(152,775)	$(37,992)
Interest expense, net	35,360	40,169	105,781	121,800
Income taxes[1]	46,561	5,178	(44,846)	(21,032)
Depreciation and amortization[2]	61,811	69,455	330,512	208,287
Stock-based compensation	3,532	4,637	13,349	12,901
Acquisition costs[3]	1,588	5,733	2,605	21,337
Business restructuring costs[4]	1,962	1,664	22,589	1,664
COVID-19 impact[5]	3,426	-	3,449	-
Adjusted EBITDA	$147,515	$157,823	$280,664	$306,965

Net sales	$1,792,505	$1,924,534	$4,926,103	$5,075,247
Net margin[6]	(0.4%)	1.6%	(3.1%)	(0.7%)
Adjusted EBITDA margin[6]	8.2%	8.2%	5.7%	6.0%

 ____________________________________________________________

[1]

Three and nine months ended June 30, 2020 amounts include a tax provision (benefit) of $32.8 million and $(0.5) million, respectively, stemming from the revaluation of deferred tax assets and liabilities made in conjunction with the Company’s application of the CARES Act. Nine months ended June 30, 2020 amount also includes an income tax provision (benefit) of $(36.5) million stemming from a decrease of deferred tax liabilities in connection with the Rebranding (see Note 14 in the Notes to Condensed Consolidated Financial Statements for further discussion).

[2]

Nine months ended June 30, 2020 amount includes the impact of non-cash accelerated intangible asset amortization of $142.6 million related to the write-off of certain trade names in connection with the Rebranding.

[3]

Includes selling, general, and administrative costs related to acquisitions such as professional fees, branch integration expenses, travel expenses, employee severance and retention costs, and other personnel expenses. For the nine months ended June 30, 2020, amounts are offset by a $5.3 million refund received as the final true-up of the $164.0 million payment resulting from the 338(h)(10) election made in connection with the Allied Acquisition. Other items the Company classifies as acquisition costs are embedded within the other balances reported in the table.

[4]

Amounts include accrued estimated costs related to employee benefit plan withdrawals, costs stemming from headcount rationalization efforts, and certain Rebranding costs. Nine months ended June 30, 2020 amount also includes a loss on debt extinguishment of $14.7 million in connection with October 2019 debt refinancing. Other items the Company classifies as business restructuring costs are embedded within the other balances reported in the table.

[5]

Mainly composed of severance and other costs directly related to the Company’s response to the COVID-19 pandemic. Other items the Company classifies as part of the COVID-19 impact are embedded within the other balances reported in the table.

[6]	We define net margin as net income (loss) divided by net sales and Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

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

We generally experience a slowing of our accounts receivable collections during our second quarter, mainly due to the inability of some of our customers to conduct their businesses effectively in inclement weather in certain regions of the U.S. and Canada. We continue to attempt to collect those receivables, which require payment under our standard terms. We do not provide material concessions to our customers during this quarter of the year.

We generally experience our peak working capital needs during the third quarter after we build our inventories following the winter season but before we begin collecting on most of our spring receivables.

The impact of the COVID-19 pandemic may cause fluctuations in our financial results and working capital that are not aligned with the seasonality we generally experience.

Certain Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for the first three quarters of 2020 and fiscal year 2019, which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends (in thousands, except per share amounts):

		2020		2019
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Net sales	$1,792,505	$1,458,486	$1,675,112	$2,029,913	$1,924,534	$1,429,037	$1,721,676
% of fiscal year’s net sales	n/m	n/m	n/m	28.6%	27.1%	20.1%	24.2%

Gross profit	432,132	342,400	410,698	493,462	472,536	334,988	435,569
% of fiscal year’s gross profit	n/m	n/m	n/m	28.4%	27.2%	19.3%	25.1%

Income (loss) from operations	74,895	(180,961)	19,929	89,874	74,254	(54,630)	38,254
% of fiscal year’s income (loss) from operations	n/m	n/m	n/m	60.8%	50.3%	(37.0%)	25.9%

Net income (loss)	$(6,725)	$(122,640)	$(23,410)	$27,380	$30,987	$(68,086)	$(893)
Dividends on Preferred Stock	6,000	6,000	6,000	6,000	6,000	6,000	6,000
Net income (loss) attributable to common shareholders	$(12,725)	$(128,640)	$(29,410)	$21,380	$24,987	$(74,086)	$(6,893)

Net income (loss) per share - basic	$(0.18)	$(1.87)	$(0.43)	$0.27	$0.32	$(1.08)	$(0.10)
Net income (loss) per share - diluted	$(0.18)	$(1.87)	$(0.43)	$0.27	$0.32	$(1.08)	$(0.10)

 __________________________________________________

n/m = not meaningful.

Liquidity

Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration available borrowings and the seasonal nature of our business.

Our principal sources of liquidity as of June 30, 2020 were our cash and cash equivalents of $1.02 billion and our available borrowings of approximately $329.0 million under our asset-based revolving lines of credit. During the three months ended March 31, 2020, we elected to borrow an additional $725.0 million under our revolving lines of credit as a proactive measure to increase our cash position and preserve financial flexibility in response to the current uncertainty in global markets resulting from the COVID-19 pandemic. During the three months ended June 30, 2020, we used a portion of our operating cash flows to repay approximately $153.5 million of the balance of our revolving lines of credit.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$250,449	$(194,897)
Net cash provided by (used in) investing activities	(23,716)	(202,110)
Net cash provided by (used in) financing activities	719,555	294,778
Effect of exchange rate changes on cash and cash equivalents	(199)	31
Net increase (decrease) in cash and cash equivalents	$946,089	$(102,198)

Operating Activities

Net cash provided by operating activities was $250.4 million in 2020, compared to cash used in operating activities of $194.9 million in 2019. Cash from operations increased $445.3 million due to an incremental cash inflow of $473.1 million stemming from changes to our net working capital, mainly driven by decreases in accounts receivable, inventory, and prepaid expenses and other current assets. The increase in cash from operations was partially offset by a decrease in net income after adjustments for non-cash items of $27.8 million.

Investing Activities

Net cash used in investing activities was $23.7 million in 2020, compared to $202.1 million in 2019. The $178.4 million decrease in investing cash spend was primarily due to the $164.0 million payment resulting from the 338(h)(10) election made in 2019 in connection with the Allied Acquisition.

Financing Activities

Net cash provided by financing activities was $719.6 million in 2020, compared to $294.8 million in 2019. The financing cash flow increase of $424.8 million was primarily due to a $436.3 million increase in net borrowings under our revolving lines of credit over the comparative periods, partially offset by a $13.5 million net cash outflow in the current period related to the refinancing of our outstanding senior notes.

Capital Resources

As of June 30, 2020, we had access to the following financing arrangements:

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

The intent of the transaction was to take advantage of lower market interest rates by refinancing the existing 2023 Senior Notes with the 2026 Senior Notes. We accounted for the refinance as a debt extinguishment of the 2023 Senior Notes and an issuance of the 2026 Senior Notes. As a result, we recorded a loss on debt extinguishment of $14.7 million in the three months ended December 31, 2019. We have capitalized debt issuance costs of $4.7 million related to the 2026 Senior Notes, which are being amortized over the term of the financing arrangements.

As of June 30, 2020, the outstanding balance on the 2026 Senior Notes, net of $4.2 million of unamortized debt issuance costs, was $295.8 million.

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

There is one financial covenant under the 2023 ABL, which is the Fixed Charge Coverage Ratio (the “FCCR”). The FCCR is calculated by dividing Consolidated EBITDA, less Capital Expenditures, by Consolidated Fixed Charges (all terms as defined in the agreement). Per the covenant, the Company’s FCCR must be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis (or under certain circumstances, at the end of each fiscal month, calculated on a trailing twelve-month basis.) Compliance is only required at such times as borrowing availability (subject to certain adjustments) is less than the greater of (i) 10% of the lesser of the borrowing base or the aggregate commitments or (ii) $90.0 million, and for a period of thirty days thereafter. The Company was in compliance with this covenant as of June 30, 2020.

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

As of June 30, 2020, the total balance outstanding on the 2023 ABL, net of $6.3 million of unamortized debt issuance costs, was $848.7 million. We also have outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $13.0 million as of June 30, 2020.

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

As of June 30, 2020, the outstanding balance on the 2025 Term Loan, net of $24.8 million of unamortized debt issuance costs, was $923.4 million.

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

As of June 30, 2020, the outstanding balance on the 2025 Senior Notes, net of $15.0 million of unamortized debt issuance costs, was $1.29 billion.

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

Equipment Financing Facilities

As of June 30, 2020, we had $3.6 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 2.89% and payments due through September 2021.

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

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2019 Annual Report on Form 10-K have not changed materially during the three-month period ended June 30, 2020.

Item 4.	Controls and Procedures

As of June 30, 2020, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)). Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

There has been no change to our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1A.	Risk Factors

Other than as set forth below, our risk factors disclosures set forth in Part I, Item 1A, “Risk Factors” of our 2019 Annual Report on Form 10-K have not changed materially during the nine months ended June 30, 2020.

The impact of the COVID-19 pandemic, or similar global health concerns, could have a significant effect on supply and/or demand for our products and have a negative impact on our business operations and financial results.

A significant outbreak of epidemic, pandemic, or contagious diseases in the human population, including the COVID‑19 pandemic, could result in a widespread health crisis that could adversely affect global markets, resulting in an economic downturn that could affect the supply and/or demand for our products. Any quarantines, labor shortages or other disruptions to us, our suppliers, or our customers would likely adversely impact our sales and operating results. A prolonged economic downturn may result in reduced cash flows or a reduction to our market capitalization, triggering the potential need to recognize significant non-cash intangible asset impairment charges in our results of operations. It could also result in an adverse impact on the creditworthiness of our customers and the collectability of trade receivables, thereby affecting our liquidity. In addition, order lead times could be extended or delayed, and pricing could increase. Some products or services may become unavailable if the regional spread became significant enough to prevent alternative sourcing. The increase in remote working arrangements for our personnel may result in greater information technology security risks. We are unable to predict the potential future impact that the COVID‑19 pandemic, or another such virus or health concern, could have on the Company if the spread is unable to be contained.

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

Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Inline Extensible Business Reporting Language (iXBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q: (i) the Consolidated Balance Sheets as of June 30, 2020; September 30, 2019; and June 30, 2019, (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2020 and 2019, (iv) the Consolidated Statements of Stockholders’ Equity for the three and nine months ended June 30, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2020 and 2019, and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: August 7, 2020	BY:	/s/ FRANK A. LONEGRO
Frank A. Lonegro
Executive Vice President & Chief Financial Officer