Form 10-K
period 2020-09-30
BEACON ROOFING SUPPLY INC
filed 2020-11-20
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold as of the end of the second quarter ended March 31, 2020, was $906.3 million.

The number of shares of common stock outstanding as of October 31, 2020 was 68,990,505.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant’s definitive proxy statement for its 2021 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

BEACON ROOFING SUPPLY, INC.

Index to Annual Report on Form 10-K

Year Ended September 30, 2020

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

Overview

Beacon is the largest publicly traded distributor of roofing materials and complementary building products in the United States and Canada. We are among the oldest and most established distributors in the industry, providing high-quality exterior and interior products to the building industry. Our customers rely on us for local access to the building products and services they need to operate their businesses and serve their clients.

On January 15, 2020, we announced the rebranding of our exterior product branches with the trade name “Beacon Building Products” (the “Rebranding”). The new name, and a related logo, were adopted at over 450 Beacon one-step exterior products branches. Our interior, insulation, weatherproofing and two-step branches continue to operate under legacy brand names.

As of September 30, 2020, we operated 524 branches throughout all 50 states in the U.S. and 6 provinces in Canada. We offer one of the most extensive assortments of high-quality branded products in the industry, with approximately 160,000 SKUs available across our branch network.

We serve over 100,000 customers by promptly providing the products they require, allowing our customers to deliver on the project specifications and timelines that are critical to their success. Our customer base is composed mainly of a diverse population of building contractors from the markets in which we operate. These local, regional, and national contractors work on new construction projects as well as the repair or remodeling of residential and non-residential properties. We also distribute products to home builders, building owners, and retailers.

For the fiscal year ended September 30, 2020 (“fiscal year 2020” or “2020”), residential roofing products comprised 44.7% of our sales, non-residential roofing products accounted for 23.7% of our sales, and complementary products provided the remaining 31.6% of our sales. Approximately 97.4% of our net sales were to customers located in the United States.

We differentiate ourselves by providing our customers with value-added services and expertise. Our digital e-commerce platforms lead the industry and support the entire business lifecycle, enhancing our customers’ ability to meet and exceed the needs of their clientele. Our ability to save our customers time and money helps to drive customer loyalty while also enabling us to achieve attractive gross profit margins on our product sales. We have earned a reputation for providing a high level of product availability and high-quality customer service, driven mainly by our experienced employees who offer extensive industry knowledge and ensure the timely, accurate, and safe delivery of our products.

We utilize a branch-based operating model to maintain local customer relationships, while benefiting from networking branches that are in large markets through our On-Time and Complete network (Beacon OTC®) that allows us to serve our customers more effectively.

Since our initial public offering (“IPO”) in 2004, we have achieved growth through completing strategic acquisitions, opening new branch locations, and broadening the scope of our product offerings. We have grown from net sales of $652.9 million in fiscal year 2004 to net sales of $6.94 billion in fiscal year 2020, representing a compound annual growth rate of 15.9%.

Our recent history has been strongly influenced by significant acquisition-driven growth, highlighted by the acquisitions of Allied Building Products Corp. (“Allied”) for $2.88 billion in 2018 (the “Allied Acquisition”) and Roofing Supply Group, LLC (“RSG”) for $1.17 billion in 2016 (the “RSG Acquisition”). These strategic acquisitions expanded our geographic footprint, enhanced our market presence, diversified our product offerings, and positioned us to provide new growth opportunities that will increase our long-term profitability. The scale we have achieved from our expansion efforts will serve as a competitive advantage, also allowing us to use our assets more efficiently and control our expenses to drive operating leverage.

While we will continue to pursue strategic acquisitions to grow our business, our primary focus is now on improving our operations and continuing to identify additional opportunities for organic growth. We have demonstrated a track record for success in this pursuit, having opened 96 new branch locations since 2004. In 2020, we opened seven new branch locations across Connecticut, Georgia, Louisiana, New Hampshire, Ohio, Oregon and Virginia. In 2019, we opened nine new branch locations across Alabama, California, Florida, Nevada, North Carolina, Pennsylvania and Texas.

Our Industry

Market Size

Based on management’s estimates, we believe the roofing distribution market in the United States and Canada represents more than $25 billion in annual sales with roughly 60% of the market in residential roofing and 40% in non-residential. We also participate in other exterior and interior building products categories, including siding, wallboard, acoustical ceilings, weatherproofing, windows and insulation. Collectively, we believe these other building products have a larger addressable market opportunity than our primary roofing distribution business.

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

Our complementary building products demand shows exposure to both the residential and non-residential sectors. These products possess greater exposure to new construction as compared to roofing products, but they also have less seasonality, and lower exposure to weather conditions and severe storm volatility.

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

In addition to our domestic operations, we also operate in 6 provinces across Canada. These international locations represented approximately 2.6% of our total net sales for the fiscal year ended September 30, 2020. We expect overall demand for operations in Canada to grow at a rate similar to our United States operations. For further geographic information, see Notes 4 and 15 in the Notes to the Consolidated Financial Statements.

Distribution Channels

Wholesale distribution is the primary distribution channel for both residential and non-residential roofing products. Wholesale roofing product distributors serve the important role of facilitating the purchasing relationships between roofing materials manufacturers and thousands of contractors. Wholesale distributors can maintain localized inventories, extend trade credit, give product advice and provide delivery and logistics services.

Given significant consolidation in the past decade, Beacon and two other distributors now represent over 50% of the roofing industry. The industry is characterized by these “national” distributors, a large number of local and regional roofing supply participants, as well as home improvement retailers and lumberyards. Our competition is primarily composed of local, regional and national specialty roofing distributors.

Our complementary products are distributed from traditional exteriors locations or branches designed to address a specific product and customer subset (e.g., interiors). The competitive landscape within interiors shares similar fragmentation characteristics to roofing, as four large participants, including Beacon, represent approximately half of the market. The other product categories are typically more fragmented and have more meaningful involvement from manufacturer direct sales, home improvement and specialty retailers and lumber yards.

Our Strengths

We believe our sales and earnings growth opportunities are driven by our competitive strengths, which include the following:

•

Customer Service.  We put the customer at the center of our business, with a mission to empower our customers to build more. Our geographic footprint is designed to provide advantages in the regional markets we serve. We provide our customers with specialized products and personalized local services tailored to them. Our focus on customer service allows us to provide valuable guidance to our customers throughout the project lifecycle.

•

Product Portfolio.  Our product offerings provide customers with a variety of SKUs to supply their projects from foundation to rooftop. We believe we have one of the most extensive portfolios of high-quality branded products in the industry, allowing us to address the market-specific needs of the various geographic regions that we serve. We believe there are opportunities to expand our current product offerings, which will create additional opportunities to cross-sell more products throughout our existing branch network.

•

Market Position and Scale. We maintain leading positions in key metropolitan markets across all regions that we serve, which currently includes all 50 states throughout the U.S. and 6 Canadian provinces. We utilize a branch-based operating model, enhanced by Beacon OTC® networked branches in large markets, that allows our customers to benefit from the resources and scale efficiencies of a national distributor.
•

Diversified and stable business model.  Our business has been resilient in times of economic downturn because of the non-discretionary nature of the demand for our products as well as the diversity of both our product offerings and our customer base. For the fiscal year ended September 30, 2020, no single customer accounted for more than 1% of our net sales. We have a long history of organic sales growth and healthy gross margins through a variety of economic cycles.

•

Industry-leading digital platform.  We provide industry-leading digital solutions, including Beacon PRO+, our innovative e-commerce portal, and Beacon 3D+, our roofing estimating tool for our residential customers. These platforms help our customers save time, work more efficiently and grow their businesses.

•

Strong cash flow generation.  We have increased net sales in thirteen of the sixteen fiscal years since our IPO. Our track record of growth, combined with limited capital expenditure requirements, has resulted in strong cash flow generation that has allowed us to manage our debt leverage effectively.

Our Growth Strategy

Our objective is to be the preferred supplier of building products across markets in the United States and Canada while continuing to increase net sales, maximize profitability and maintain a strong balance sheet. We plan to attain these goals by executing the following initiatives:

•

Leverage our scale and scope to enhance and differentiate our service offering.  We intend to capitalize on the scale we have achieved via expansion through organic growth and strategic acquisitions. We seek to drive volume that will enable us to use our assets more efficiently and control our expenses via operating leverage. Our ability to serve customers with seamless execution will differentiate us in the market. Our operating model is one that puts customers and markets at the center of our business by networking branches together in major markets, allowing us to be more responsive. Each Beacon OTC® network shares inventory, fleet, equipment and employees in a manner that materially enhances customer service and drives loyalty to the Beacon brand.

•

Drive organic growth by investing in sales models that benefit our customers.  We will strive to be our customers’ preferred supplier by providing hands-on partnership and practical innovation that uniquely serves their needs. By expanding and promoting our digital solutions, we will meet our customers’ changing needs and capitalize on their e-commerce reliance. We will also build strong partnerships with suppliers who rely on us to position their products advantageously in the market, supporting innovation in products and services to benefit our customers.

•

Improve branch operating performance.  We will continue to identify operational improvement opportunities at each of our branches. In addition, we will maintain our intensified focus on those branches falling in the bottom quintile in operating performance in order to determine what actions should be taken to improve the profitability of these locations.

Our Products and Services

Products

The ability to provide a broad range of products is essential to success in building products distribution. We carry one of the most extensive arrays of high-quality branded products in the industry, enabling us to deliver a wide variety of products to our customers on a timely basis. We are able to fulfill the vast majority of our warehouse orders with inventory on hand because of the breadth and depth of the inventories at our branches.

Our product portfolio includes residential and non-residential roofing products as well as complementary building products, including:

Product Portfolio
Residential	Non-Residential	Complementary
Roofing Products	Roofing Products	Building Products
Asphalt shingles	Single-ply roofing	Vinyl siding
Synthetic slate and tile	Asphalt	Fiber cement siding
Clay tile	Metal	Wallboard
Concrete tile	Modified bitumen	Insulation
Slate	Build-up roofing	Acoustical ceilings
Nail base insulation	Cements and coatings	Stone veneer
Metal roofing	Insulation (flat stock/tapered)	Windows
Felts	Commercial fasteners	Doors
Synthetic underlayment	Metal edges and flashings	Skylights
Wood shingles and shakes	Smoke/roof hatches	Weatherproofing
Nails and fasteners	Sheet metal (copper/aluminum/steel)	Gutters and downspouts
Metal edgings and flashings	Roofing tools	Decking and railing
Prefabricated flashings	PVC membrane	Air barrier
Ridge and soffit vents	TPO membrane	Concrete restoration systems
Solar systems	EPDM membrane	Steel stud framing

Our product lines are designed to meet the requirements of our customers, comprised mainly of contractors that are engaged in new construction or renovation projects. The products that we distribute are supplied by the industry’s leading manufacturers of high-quality roofing materials, siding, insulation, wallboard, acoustical ceilings, weatherproofing, windows, doors, decking and related products (See “Purchasing and Suppliers”).

In the residential market, asphalt shingles comprise the largest share of the products we sell. In the non-residential market, single-ply membranes, insulation, and accessories comprise the largest share of our product offering. In the area of complementary building products, siding, wallboard, residential insulation, weatherproofing and acoustical ceilings comprise the largest share of the products we sell out of our portfolio.

Services

We emphasize superior value-added services to our customers. Our goal is to help our customers save time, be more efficient and enhance their business. We employ a knowledgeable sales force that possesses an in-depth understanding of the various roofing and building products we provide. Our sales force is capable of providing guidance to our customers throughout the lifecycles of their various projects. Specifically, we support our customers with the following value-added services:

•	advice and assistance on product identification, specification and technical support, and training services;
•	a large, service ready fleet with a broad footprint supporting timely job site delivery, rooftop loading and logistical services;
•	tapered insulation engineered with enhanced computer-aided design and related layout services;
•	metal fabrication and related metal roofing design and layout services;
•	access to Beacon PRO+, our e-commerce platform, which provides customers with 24/7 access to online ordering, delivery tracking, order history, promotional tracking and more;
•	access to Beacon 3D+, our roofing estimating tool that helps our residential customers attract and retain more business and directly integrates into our Beacon PRO+ platform;
•	exclusive, innovative relationships with strategic partners that help promote home financing, CRM modeling, storm tracking, delivery tracking, and lead generation;
•	trade credit and online bill pay; and
•	marketing support, including industry leading information and project leads for contractors.

Our Customers

We serve over 100,000 customers, comprised of contractors, home builders, building owners, and retailers across the United States and Canada. Our customer base varies by size, ranging from relatively small contractors to large-sized contractors and builders that operate on a national scale. A significant number of our customers have relied on us as their vendor of choice for decades. We believe that we have strong customer relationships that our competitors cannot easily displace or replicate. For the fiscal year ended September 30, 2020, no single customer accounted for more than 1% of our net sales.

Human Capital Resources

We believe that our values-based culture is a key differentiator, which is critical to our success. We pride ourselves on attracting and retaining highly dedicated and customer-focused employees at all levels of the organization. We maintain a safety-first environment and emphasize the adoption of our Company’s core values by all our employees, establishing standards for work ethic, collaboration, and a commitment to deliver. We believe that the achievement of our ongoing objectives will enable us to deliver exceptional results to our customers and shareholders.

We conduct a comprehensive annual organization and talent review process culminating with a report to the Board of Directors covering key elements such as: executive succession and development, organization structure, diversity, talent pipelines and workforce planning requirements. We maintain a broad suite of e-learning courses to deliver new hire and annual training to ensure compliance with safety, DOT and all other Federal and State requirements.

The focus on retention has become increasingly important as companies across all industries are vying for top talent. Our Total Rewards program encompasses compensation, benefits, employee development and the work environment. These are the key elements employees consider when making career decisions and we are focused on them continuously to ensure we are optimizing our talent investments. We track voluntary and involuntary turnover monthly and annually, and conduct exit interviews at all levels to gain relevant information and adapt our engagement and retention strategy as appropriate.

We are taking steps to expand our role as an employer that champions diversity, inclusion and equality of opportunity. We implemented a Diversity and Inclusion framework in 2020 and instituted a companywide council composed of fifteen diverse team members. Julian Francis, our Chief Executive Officer, signed the CEO Action for Diversity & Inclusion pledge, we conducted unconscious bias and diversity training for our executive leadership team and rolled out an internally developed Conversations of Understanding process. We measure gender and diversity demographic levels by business and function and are placing a more targeted focus on our incoming college graduate pipeline and branch operations roles to improve overall representation.

We promote a culture of charitable giving, highlighted by our annual Beacon of Hope contest that was created to give back to distinguished military veterans by providing roofing replacements or repairs. We are also a founding sponsor of National Women in Roofing, a volunteer-based organization that supports and advances the careers of women roofing professionals.

Our commitment to a culture of safety is unwavering, including a focus on the overall health and wellness of our employees. We maintain a comprehensive safety tracking and companywide scorecard program and have demonstrated strong improvements as a company over the past several years. We track and closely manage overall workers’ compensation and auto claims, OSHA recordable incidents, lost time rates, DOT compliance, and other internally established safety prevention elements on a weekly, monthly, and annual basis. We offer competitive health and wellness programs to eligible employees and periodically conduct in-depth analyses of plan utilization to further tailor our employee benefits to meet their ongoing needs. In 2020, we implemented COVID-19 protocols across all locations in response to the pandemic to ensure both the safety of our employees and compliance with all federal and local ordinances.

As of September 30, 2020, we had 7,582 active employees consisting of 2,253 in sales and marketing, 940 branch managers and assistant branch managers, 3,618 drivers, delivery helpers and warehouse workers, 704 general and administrative employees and 67 executives. We have 407 employees that are represented by labor unions and there are no material outstanding labor disputes.

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

Sales Organization

Our experienced sales force includes individuals responsible for generating sales at the local branch level as well individuals who focus on our larger, national account customers. We also retain sales personnel with specialized knowledge in relevant areas like solar, weatherproofing and insulation. The breadth and expertise of our salespeople help us facilitate sales growth from both existing and prospective customers alike.

Each of our branches is led by a branch manager. There is also a sales director at each location that is responsible for overseeing and coaching the sales team. The typical branch sales team is composed of one to four outside salespeople and one to five inside salespeople. Branches that focus primarily on the residential market generally staff a larger number of outside salespeople.

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

Marketing

Our marketing efforts are designed to ensure that our current and prospective customers are aware of Beacon’s ability help them save time, be more efficient and enhance their business. Beacon’s central marketing function supplements our sales force through targeted multi-channel outreach.

In order to build and strengthen relationships with customers and vendors, we offer exclusive promotions and help sponsor key national and regional trade shows. We also develop general business and roofing seminars for our customers and organize product demonstrations by our vendors. We serve as Trustee of The Roofing Alliance, a foundation established by the National Roofing Contractors Association, and are also active participants in other key regional contractors’ associations.

Since 2017, customers have been using Beacon PRO+, our innovative e-commerce portal, to help manage their businesses. This digital platform enables customers to order online from our catalog of approximately 160,000 products, have 24/7 access to view real-time pricing, process and review the status of orders, track deliveries, monitor local storm activity and vendor promotions, request and approve quotes, and pay their bills online. Beacon PRO+ provides us with additional opportunities to engage with our customers and helps them save time, be more efficient, and enhance their businesses.

We leverage several other unique products and services, including Beacon 3D+, a roofing estimating tool for our residential customers that transforms smartphone photos of any home to a fully measured, customizable 3D model. Beacon 3D+ enables us to have an end-to-end portal that tracks projects online from measurements to ordering.

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

Operations and Infrastructure

Operations

Our branch-based model is designed to meet local customer needs. In certain large markets we have taken steps to assure customer satisfaction by coordinating branches via our On-Time and Complete network (Beacon OTC®). The Beacon OTC® network allows for additional efficiencies in staffing, fleet and inventory while promoting a synergy across branches and a drive to perform that benefits both the customer and Beacon. Branch and market managers are provided a significant amount of autonomy, with responsibility for sales, pricing and staffing activities, and have full operational control of customer service and deliveries. We provide these managers with significant incentives that allow them to share in the profitability of both their respective branches/markets and the Company as a whole. Employees at our regional and corporate locations assist with functions such as procurement, credit and safety services, fleet management, information systems support, contract management, accounting, treasury and legal services, human resources, benefits administration, and sales and use tax services.

Our distribution fulfillment process is initiated upon receiving a request for a contract job order or direct product order from a customer. Under a contract job order, the customer typically requests roofing or other construction materials and technical support services. The customer discusses the project’s requirements with a salesperson and the salesperson provides a price quote for the package of products and services. Subsequently, the salesperson processes the order and we deliver the products to the customer’s job site. Our digital platform serves as an extension of our brick and mortar operations and provides customers with 24/7 access to order and track delivery of our products. These advanced capabilities provide us with additional opportunities to engage with our customers and support the entire project lifecycle.

In fiscal year 2020, we were able to support our customers by fulfilling approximately 99% of warehouse orders through our in-stock inventory as a result of the breadth and depth of the inventory maintained at our branches.

Facilities

As of September 30, 2020, we operated a network of 524 branches that serve key metropolitan areas in all 50 states throughout the U.S. and 6 Canadian provinces. This network has enabled us to effectively and efficiently serve a broad customer base and to achieve a leading market position in each of our geographic markets.

Fleet

During the year ended September 30, 2020, our distribution infrastructure supported more than 1.7 million deliveries. To service our customer base, we maintained a dedicated owned fleet of 1,837 straight trucks, 579 tractors and 1,232 trailers as of September 30, 2020. Nearly all of our delivery vehicles are equipped with specialized equipment, including 2,424 truck-mounted forklifts, cranes, hydraulic booms and conveyors, which are necessary to deliver products to job sites in an efficient and safe manner and in accordance with our customers’ requirements. Our branches typically focus on providing materials to customers who are located within a two-hour radius of their respective facilities, and generally make deliveries each business day.

We believe that protection of the environment is important to the long-term success of our business. We recognize that our greatest impact on the environment is fleet emissions, and we have committed to using the Beacon OTC® strategy to minimize our average mileage per delivery and reduce our carbon footprint.

Management Information Systems

We operate fully integrated management information systems across our locations. Acquired businesses are moved to our IT platform as soon as feasible following acquisition. Our systems support every major internal operational function, providing complete integration of purchasing, receiving, order processing, shipping, inventory management, sales analysis and accounting. These common systems allow our branches to easily acquire products or schedule deliveries from nearby branches, greatly enhancing our customer service. Our systems also include a pricing matrix which allows us to refine pricing by region, branch, customer and customer type, or even a specific customer project. In addition, our systems allow us to monitor all branch and regional performance to support the adoption of strategic initiatives and drive results. We retain financial, credit and other documents for purposes of internal approvals, online viewing and auditing.

We deploy an array of cybersecurity capabilities to protect our various business systems and data. Where necessary, these capabilities have allowed us to transition seamlessly to operating effectively and safely in a virtual environment. Our branches are connected to a common computer network via secure Internet connections or private data lines. We maintain redundant systems with transactional data getting replicated throughout each business day. We have the capability of electronically switching our operations to the disaster recovery system. In certain instances, we rely on the IT systems of third parties to assist with conducting our business. If our systems or those of third parties on which we rely are damaged, breached, or cease to function properly, we may have to repair or replace them and may experience temporary interruptions in our business operations as a result.

Government Regulations

We are subject to regulation by various federal, state, provincial and local agencies. These agencies include the Environmental Protection Agency, Department of Transportation, Occupational Safety and Health Administration and Department of Labor and Equal Employment Opportunity Commission. We believe we comply, in all material respects, with existing applicable statutes and regulations affecting environmental issues and our employment, workplace health and workplace safety practices, and compliance with such statutes and regulations has no material effect on our capital expenditures, earnings or competitive position.

Competition

Although we are one of the largest roofing materials and complementary building product distributors in the United States and Canada, the industry remains highly competitive. The vast majority of our competition comes from local and regional roofing supply distributors and, to a lesser extent, other building supply distributors and big box retailers. Among distributors, we compete against a small number of large distributors and many small and local privately-owned distributors. The principal competitive factors in our business include, but are not limited to, the availability of materials and supplies; technical product knowledge and advisory expertise; delivery and other service capabilities; pricing of products; and the availability of credit and capital. We generally compete on the basis of the quality of our products and services and, to a lesser extent, price.

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

We generally experience a slowing of our accounts receivable collections during our second quarter, mainly due to the inability of some of our customers to conduct their businesses effectively in inclement weather in certain regions of the U.S. and Canada. We continue to attempt to collect those receivables, which require payment under our standard terms, and typically do not provide material concessions to our customers.

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

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and, in accordance with such requirements, furnish or file periodic reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). These periodic reports, proxy statements, and other information are available at the SEC website, www.sec.gov. We also maintain an investor relations page on our website where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other required SEC filings may be accessed free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

Risks Related to the COVID-19 Pandemic

The impact of the COVID-19 pandemic, or similar health concerns, could have a significant effect on supply and/or demand for our products and have a negative impact on our business operations and financial results.

A significant outbreak of epidemic, pandemic, or contagious diseases in the human population, including the COVID‑19 pandemic, could cause a widespread health crisis that could result in an economic downturn, affecting the supply and/or demand for our products. Any quarantines, labor shortages or other disruptions to us, our suppliers, or our customers would likely adversely impact our sales and operating results. A prolonged economic downturn may result in reduced cash flows or a reduction to our market capitalization, triggering the potential need to recognize significant non-cash asset impairment charges in our results of operations. It could also result in an adverse impact on the creditworthiness of our customers and the collectability of trade receivables, thereby affecting our liquidity. In addition, order lead times could be extended or delayed, and pricing could increase. Some products or services may become unavailable if the regional spread became significant enough to prevent alternative sourcing. The increase in remote working arrangements for our personnel may result in greater information technology security risks. We are unable to predict the potential future impact that the COVID‑19 pandemic, or another such virus or health concern, could have on us if the spread is unable to be contained.

Risks Related to Product Supply and Vendor Relations

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

Risks Related to Human Capital

Loss of key talent or our inability to attract and retain new qualified talent could hurt our ability to operate and grow successfully.

Our success will continue to depend to a significant extent on our executive officers and key management personnel. We may not be able to retain our executive officers and key personnel or attract additional qualified management. The loss of any of our executive officers or other key management employees, or our inability to recruit and retain qualified employees, could hurt our ability to operate and make it difficult to execute our acquisition and internal growth strategies.

Risks Related to Acquisitions

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

Risks Related to Cyclicality and Seasonality

Cyclicality in our business and general economic conditions could result in lower revenues and reduced profitability.

A portion of the products we sell are for residential and non-residential construction. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including credit and capital availability, interest rates, foreclosure rates, housing inventory levels and occupancy, changes in the tax laws, employment levels, consumer confidence and the health of the United States economy and mortgage markets. Economic downturns in the regions and markets we serve could result in lower net sales and, since many of our expenses are fixed, lower profitability. In addition, demand for certain interior products, such as drywall, is highly correlated with new housing starts, which are subject to the factors detailed above. Unfavorable changes in demographics, credit markets, consumer confidence, housing affordability, or housing inventory levels and occupancy, or a weakening of the United States economy or of any regional or local economy in which we operate, could adversely affect consumer spending, result in decreased demand for our products, and adversely affect our business. In addition, instability in the economy and financial markets, including as a result of terrorism or civil or political unrest, may result in a decrease in housing starts, which would adversely affect our business.

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

Risks Related to Information Technology

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

In certain instances, we rely on the IT systems of third parties to assist with conducting our business. If our systems or those of third parties on which we rely are damaged, breached, or cease to function properly, we may have to repair or replace them and may experience temporary interruptions in our business operations as a result.

Risks Related to Capitalization and Capital Structure

An impairment of goodwill and/or other intangible assets could reduce net income.

Acquisitions frequently result in the recording of goodwill and other intangible assets. At September 30, 2020, goodwill represented approximately 36% of our total assets. Goodwill is not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. Our accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine the fair values of our reporting units by using a qualitative approach.

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

As of September 30, 2020, we had $1.29 billion in aggregate principal amount of our 4.875% senior notes due in 2025 outstanding, $295.9 million in aggregate principal amount of our 4.5% senior notes due in 2026 outstanding, $922.3 million outstanding under our senior secured term loan due in 2025, $251.1 million drawn under our asset-based revolving line of credit with a 2023 maturity date, and $2.6 million of total other indebtedness. Our substantial debt could have important consequences to us, including:

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

The holders of Preferred Stock issued in connection with the Allied Acquisition have rights, preferences and privileges that are not held by, and are preferential to, the rights of our common shareholders. We may be required, under certain circumstances, to repurchase the preferred stock for cash, and such obligations could adversely affect our liquidity and financial condition.

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

Holders of the Preferred Stock generally are entitled to vote with the holders of the shares of common stock on an as converted basis on all matters submitted for a vote of holders of shares of common stock, voting together with the holders of shares of common stock as one class (subject to the limitation that any one Preferred Stock holder, together with its affiliates, cannot vote any preferred shares in excess of 19.99% of the aggregate voting power of the common stock outstanding immediately prior to the execution of the Investment Agreement prior to shareholder approval). The prior written consent of the holders of a majority of the Preferred Stock is required to, among other things, (i) amend or modify our charter, by-laws or the certificate of designations governing the Preferred Stock that would adversely affect the Preferred Stock or (ii) amend our debt agreements to, among other things, adversely affect our ability to pay dividends on the Preferred Stock, subject to certain exceptions.

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

As of September 30, 2020, the CD&R Stockholder beneficially owns shares of our common stock and Preferred Stock, which, taken together on an as-converted basis, represent 29.8% of our total voting power. As a result, the CD&R Stockholder may have the indirect ability to significantly influence our policies and operations. In addition, under the Investment Agreement, the CD&R Stockholder is entitled to appoint up to two directors to our board of directors. Both Nathan K. Sleeper and Philip W. Knisely, partners at CD&R, currently serve as directors. Notwithstanding that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the directors designated by the CD&R Stockholder may differ from the interests of our other directors or common shareholders as a whole. With such representation on our board of directors, the CD&R Stockholder has influence over the appointment of management and any action requiring the vote of our board of directors, including significant corporate action such as mergers and sales of substantially all of our assets. The directors controlled by the CD&R Stockholder will also be able to influence decisions affecting our capital structure, including decisions to issue additional capital stock and incur additional debt. Additionally, for so long as the CD&R Stockholder owns Preferred Stock, certain matters will require the approval of the CD&R Stockholder, including: (1) amendments or modifications to our charter, by-laws or the certificate of designations governing the Preferred Stock that would adversely affect the Preferred Stock, (2) authorization, creation, increase in the authorized amount of, or issuance of any class or series of senior or parity equity securities or any security convertible into, shares of senior or parity equity securities (but not junior securities), (3) any increase or decrease in the authorized number of preferred shares or the issuance of additional shares of Preferred Stock, (4) amendments to our debt agreements that would, among other things, adversely affect our ability to pay dividends on the Preferred Stock, subject to certain exceptions, and (5) the liquidation, dissolution or filing of a voluntary petition for bankruptcy or receivership. The CD&R Stockholder and its affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business. In addition, the CD&R Stockholder may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their overall equity investment and have a negative impact to our common shareholders as a whole. Furthermore, the CD&R Stockholder may, in the future, own businesses that directly or indirectly compete with us. The CD&R Stockholder may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of September 30, 2020, we leased 505 branch facilities and 14 non-branch facilities throughout the United States and Canada. These leased facilities range in size from approximately 500 to 240,000 square feet. In addition, as of September 30, 2020, we owned 19 branch facilities. These owned facilities range in size from approximately 11,500 square feet to 68,000 square feet. These facilities are pledged as collateral under our senior secured term loan and our asset based revolving line of credit. We believe that our properties are in good operating condition and adequately serve our current business operations.

The following table summarizes the locations of our branches and facilities as of September 30, 2020:

		Non-Branch
Location	Branches	Facilities
U.S. State
Alabama	7
Alaska	1
Arizona	5
Arkansas	4
California	47	2
Colorado	18
Connecticut	7
Delaware	3
Florida	39	1
Georgia	15	2
Hawaii	9
Idaho	2
Illinois	14
Indiana	8
Iowa	3
Kansas	4	1
Kentucky	5
Louisiana	9
Maine	4
Maryland	21	1
Massachusetts	13	1
Michigan	11
Minnesota	5
Mississippi	2
Missouri	10
Montana	1
Nebraska	6
Nevada	4
New Hampshire	3
New Jersey	21	1
New Mexico	1
New York	18
North Carolina	24	1
North Dakota	2
Ohio	11	1
Oklahoma	2
Oregon	8
Pennsylvania	32
Rhode Island	2
South Carolina	8
South Dakota	1
Tennessee	8
Texas	37	1
Utah	6
Vermont	1
Virginia	16
Washington	17	1

West Virginia	4
Wisconsin	4
Wyoming	2
Total — United States	505	13

Canadian Province
Alberta	3
British Columbia	3
Nova Scotia	1
Ontario	6
Quebec	5	1
Saskatchewan	1
Total — Canada	19	1

Total — All	524	14

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Select Market (the “Nasdaq”) under the symbol “BECN”. As of November 9, 2020, there were 74 registered holders of record of our common stock.

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

The following graph compares the cumulative total shareholder return on Beacon Roofing Supply, Inc.’s common stock (based on market prices) for the last five fiscal years with the cumulative total return on (i) the Nasdaq Index and (ii) the S&P 1500 Trading Companies & Distributors Index, assuming a hypothetical $100 investment in each on September 30, 2014 and the re-investment of all dividends. The closing price of our common stock on September 30, 2020, was $31.07.

	Base	INDEXED RETURNS
	Period	Years Ended September 30,
Company / Index	9/30/2015	2016	2017	2018	2019	2020
Beacon Roofing Supply, Inc.	100	129.49	157.74	111.39	103.20	95.63
Nasdaq Index	100	116.42	144.00	180.24	181.19	255.40
S&P 1500 Trading Companies & Distributors Index	100	117.63	133.72	184.24	169.07	209.03

ITEM 6.    SELECTED FINANCIAL DATA

You should read the following selected financial information together with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included in this Form 10-K. We have derived the statement of operations data for the years ended September 30, 2020, 2019, and 2018, and the balance sheet data as of September 30, 2020 and 2019, from our audited financial statements included in this Form 10-K. We have derived the statements of operations data for the years ended September 30, 2017 and 2016, and the balance sheet data as of September 30, 2018, 2017, and 2016, from our audited financial statements not included in this Form 10-K.

Consolidated Statement of Operations Data

The following table presents selected statement of operations data for the periods presented (in millions, except per share data):

	Year Ended September 30,
	2020	2019	2018	2017	2016
Net sales	$6,943.9	$7,105.2	$6,418.3	$4,376.6	$4,127.1
Cost of products sold	5,244.7	5,368.6	4,825.0	3,300.7	3,114.0
Gross profit	1,699.2	1,736.6	1,593.3	1,075.9	1,013.1
Operating expense	1,664.1	1,588.8	1,388.7	859.8	808.1
Income (loss) from operations	35.1	147.8	204.6	216.1	205.0
Interest expense, financing costs, and other	128.1	158.6	136.5	52.8	58.5
Loss on debt extinguishment	14.7	—	—	—	—
Income (loss) before provision for income taxes	(107.7)	(10.8)	68.1	163.3	146.5
Provision for (benefit from) income taxes	(26.8)	(0.2)	(30.5)	62.4	56.6
Net income (loss)	(80.9)	(10.6)	98.6	100.9	89.9
Dividends on preferred shares	24.0	24.0	18.0	—	—
Net income (loss) attributable to common shareholders	$(104.9)	$(34.6)	$80.6	$100.9	$89.9

Weighted-average common stock outstanding:
Basic	68.8	68.4	68.0	60.3	59.4
Diluted	68.8	68.4	69.2	61.3	60.4

Net income (loss) per share:
Basic	$(1.52)	$(0.51)	$1.07	$1.67	$1.51
Diluted	$(1.52)	$(0.51)	$1.05	$1.64	$1.49

Balance Sheet Data

The following table presents selected balance sheet data for the periods presented (in millions):

	September 30,
	2020	2019	2018	2017	2016
Cash and cash equivalents	$624.6	$72.3	$129.9	$138.3	$31.4
Total assets	6,957.5	6,392.8	6,508.7	3,449.6	3,113.9
Total long-term indebtedness[1]	2,751.8	2,586.6	2,606.1	750.2	1,117.7
Total stockholders’ equity	1,760.9	1,862.3	1,884.3	1,781.8	1,323.8

______________________________

[1]	Net of debt issuance costs

Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we prepare certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), specifically:

•	Adjusted Operating Expense. We define Adjusted Operating Expense as operating expense excluding the impact of the adjusting items (as described below).
•	Adjusted Net Income (Loss). We define Adjusted Net Income (Loss) as net income (loss) excluding the impact of the adjusting items (as described below).
•

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) excluding the impact of interest expense (net of interest income), income taxes, depreciation and amortization, stock-based compensation, and the adjusting items (as described below).

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

Adjusting Items to Non-GAAP Financial Measures

The impact of the following expense (income) items are excluded from each of our non-GAAP measures (the “adjusting items”):

•

Acquisition costs. Represents certain costs related to historical acquisitions, including: amortization of intangible assets; professional fees, branch integration expenses, travel expenses, employee severance and retention costs, and other personnel expenses classified as selling, general and administrative; and amortization of debt issuance costs.

•

Restructuring costs. Represents costs stemming from headcount rationalization efforts and certain costs of the Rebranding; accrued estimated costs related to employee benefit plan withdrawals; and amortization of debt issuance costs and loss on debt extinguishment.

•

COVID-19 impact. Represents costs directly related to our response to the COVID-19 pandemic; and income tax provision (benefit) stemming from the revaluation of deferred tax assets and liabilities made in conjunction with the Company’s application of the CARES Act.

•	Effects of tax reform. Represents income tax provision (benefit) related to the Tax Cuts and Jobs Act of 2017.

The following table presents the impact and respective location of the adjusting items on our consolidated statements of operations for each of the periods indicated (in millions):

	Operating Expense		Non-Operating Expense
	Selling, General and Administrative	Amortization	Interest Expense	Other (Income) Expense	Income Taxes[1]	Total
Year Ended September 30, 2020
Acquisition costs[2]	$9.6	$178.4	$8.1	$(5.1)	$—	$191.0
Restructuring costs[3]	2.3	142.6	3.5	21.5	—	169.9
COVID-19 impact	4.2	—	—	—	(0.7)	3.5
Total adjusting items	$16.1	$321.0	$11.6	$16.4	$(0.7)	$364.4

Year Ended September 30, 2019
Acquisition costs	$25.1	$207.1	$12.1	$—	$—	$244.3
Restructuring costs	4.1	—	—	3.3	—	7.4
Effects of tax reform	—	—	—	—	(0.5)	(0.5)
Total adjusting items	$29.2	$207.1	$12.1	$3.3	$(0.5)	$251.2

Year Ended September 30, 2018
Acquisition costs	$54.4	$141.3	$24.8	$—	$—	$220.5
Restructuring costs	—	—	—	—	—	—
Effects of tax reform	—	—	—	—	(48.8)	(48.8)
Total adjusting items	$54.4	$141.3	$24.8	$—	$(48.8)	$171.7

______________________________

[1]	For tax impact of adjusting items, see Adjusted Net Income (Loss) table below.
[2]

Other (Income) Expense includes a net $5.1 million refund received as the final true-up of the $164.0 million payment resulting from the 338(h)(10) election made in connection with the acquisition of Allied Building Products Corp. on January 2, 2018 (the “Allied Acquisition”).

[3]

Amortization includes the impact of non-cash accelerated intangible asset amortization of $142.6 million related to the write-off of certain trade names in connection with the Rebranding. Other (Income) Expense includes a loss on debt extinguishment of $14.7 million in connection with the October 2019 debt refinancing.

Adjusted Operating Expense

The following table presents a reconciliation of operating expense, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Operating Expense for each of the periods indicated (in millions):

	Year Ended September 30,
	2020	2019	2018
Operating expense	$1,664.1	$1,588.8	$1,388.7
Acquisition costs	(188.0)	(232.2)	(195.7)
Restructuring costs	(144.9)	(4.1)	—
COVID-19 impact	(4.2)	—	—
Adjusted Operating Expense	$1,327.0	$1,352.5	$1,193.0

Net sales	$6,943.9	$7,105.2	$6,418.3
Operating expense as % of sales	24.0%	22.4%	21.6%
Adjusted Operating Expense as % of sales	19.1%	19.0%	18.6%

Adjusted Net Income (Loss)

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss) for each of the periods indicated (in millions):

	Year Ended September 30,
	2020	2019	2018
Net income (loss)	$(80.9)	$(10.6)	$98.6
Adjusting items:
Acquisition costs	191.0	244.3	220.5
Restructuring costs	169.9	7.4	—
COVID-19 impact	3.5	—	—
Effects of tax reform	—	(0.5)	(48.8)
Total adjusting items	364.4	251.2	171.7
Less: tax impact of adjusting items[1]	(93.4)	(64.4)	(63.6)
Total adjustments, net of tax	271.0	186.8	108.1
Adjusted Net Income (Loss)	$190.1	$176.2	$206.7

______________________________

[1]

Amounts represent tax impact on adjustments that are not included in our income tax provision (benefit) for the periods presented. The effective tax rate applied to these adjustments is calculated by using forecasted adjusted pre-tax income while factoring in estimated discrete tax adjustments for the fiscal year. The tax impact of adjustments for the years ended September 30, 2020, 2019 and 2018 were calculated using a blended effective tax rate of 25.6%, 25.6% and 37.0%, respectively.

Adjusted EBITDA

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in millions):

	Year Ended September 30,
	2020	2019	2018
Net income (loss)	$(80.9)	$(10.6)	$98.6
Interest expense, net	138.5	160.2	143.1
Income taxes	(26.8)	(0.2)	(30.5)
Depreciation and amortization	391.1	277.8	201.5
Stock-based compensation	17.2	16.3	16.5
Acquisition costs[1]	4.5	25.1	54.4
Restructuring costs[1]	23.8	7.4	—
COVID-19 impact[1]	4.2	—	—
Adjusted EBITDA	$471.6	$476.0	$483.6

Net sales	$6,943.9	$7,105.2	$6,418.3
Net income (loss) as % of sales	(1.2%)	(0.1%)	1.5%
Adjusted EBITDA as % of sales	6.8%	6.7%	7.5%

______________________________

[1]

Amounts represent adjusting items included in selling, general, and administrative expense and other income (expense); remaining adjusting items balances are embedded within the other balances reported in this table.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. All references to “2020,” “2019” and “2018”are referring to the twelve-month period ended September 30 for each of those respective fiscal years. This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2019. The following discussion may contain forward-looking statements that reflect our plans and expectation. Our actual results could differ materially from those anticipated by these forward-looking statements due to the factors discussed elsewhere in this Annual Report on Form 10-K, particularly in the “Risk Factors” section. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Overview

Beacon is the largest publicly traded distributor of roofing materials and complementary building products in the United States and Canada. We are among the oldest and most established distributors in the industry, providing high-quality exterior and interior products to the building industry. Our customers rely on us for local access to the building products and services they need to operate their businesses and serve their clients.

On January 15, 2020, we announced the rebranding of our exterior product branches with the trade name “Beacon Building Products” (the “Rebranding”). The new name, and a related logo, were adopted at over 450 Beacon one-step exterior products branches. Our interior, insulation, weatherproofing and two-step branches continue to operate under legacy brand names.

As of September 30, 2020, we operated 524 branches throughout all 50 states in the U.S. and 6 provinces in Canada. We offer one of the most extensive assortments of high-quality branded products in the industry, with approximately 160,000 SKUs available across our branch network.

We serve over 100,000 customers by promptly providing the products they require, allowing our customers to deliver on the project specifications and timelines that are critical to their success. Our customer base is composed mainly of a diverse population of building contractors from the markets in which we operate. These local, regional, and national contractors work on new construction projects as well as the repair or remodeling of residential and non-residential properties. We also distribute products to home builders, building owners, and retailers.

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

We provide our customers with industry-leading digital solutions, including Beacon PRO+, our innovative e-commerce portal, and Beacon 3D+, a roofing estimating tool for our residential customers. These platforms help our customers save time, work more efficiently and grow their businesses. We believe customer relations and our employees’ extensive industry knowledge are vital to promote customer loyalty and maintain customer satisfaction. We invest significant resources in professional development, management skills, product knowledge, and operational proficiency. These capabilities were developed on a foundation of continuous improvement, thereby driving our service excellence, productivity and efficiency.

Our recent history has been strongly influenced by significant acquisition-driven growth, highlighted by the acquisitions of Allied Building Products Corp. (“Allied”) for $2.88 billion in 2018 (the “Allied Acquisition”) and Roofing Supply Group, LLC (“RSG”) for $1.17 billion in 2016 (the “RSG Acquisition”). These strategic acquisitions expanded our geographic footprint, enhanced our market presence, diversified our product offerings, and positioned us to provide new growth opportunities that will increase our long-term profitability. The scale we have achieved from our expansion efforts will serve as a competitive advantage, also allowing us to use our assets more efficiently and control our expenses to drive operating leverage.

While we will continue to pursue strategic acquisitions to grow our business, our primary focus is now on improving our operations and continuing to identify additional opportunities for organic growth. We have demonstrated a track record for success in this pursuit, having opened 96 new branch locations since 2004. In 2020, we opened seven new branch locations across Connecticut, Georgia, Louisiana, New Hampshire, Ohio, Oregon and Virginia. In 2019, we opened nine new branch locations across Alabama, California, Florida, Nevada, North Carolina, Pennsylvania and Texas.

General

We sell all materials necessary to install, replace and repair residential and non-residential roofs, including:

•	Shingles, standard and specialty;
•	Single-ply roofing;
•	Metal roofing and accessories;
•	Modified bitumen;
•	Built-up roofing;
•	Insulation;
•	Slate and tile roofing;
•	Fasteners, coatings and cements; and
•	Other roofing accessories.

We also sell complementary building products such as:

•	Vinyl, wood and fiber cement siding;
•	Doors, windows and millwork;
•	Decking and railing;
•	Building insulation;
•	Weatherproofing systems;
•	Wallboard;
•	Steel stud framing; and
•	Acoustical ceilings.

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

In this unprecedented time, we continue to emphasize the health and safety of our employees, customers and the communities in which we operate. Amid the current COVID-19 backdrop, we implemented a number of protocols to facilitate a safer environment at each of our locations, including more rigorous cleaning and sanitizing routines; limits on customer traffic in stores to maintain physical and social distancing protocols; other physical and social distancing efforts such as markings on floors, signage and plexiglass shields; and instituting curbside pickup. We have been designated an essential business in all the local markets that we serve, and we have yet to experience a significant amount of forced temporary branch closures due to COVID-19 business disruptions. We continue to deliver building products to both the residential and non-residential construction markets. We continue to serve customers in every way possible, and our online platform has stood out as an increasingly valuable tool in this current remote operating environment.

Our average daily sales levels for the three months and year ended September 30, 2020 decreased 0.6% and 2.7%, respectively, compared to the prior year.

In response to the potential business disruptions, we have implemented a series of operational and financial actions to combat the effects of the COVID‑19 induced slowdown. We immediately responded to changes in localized demand through aggressive cost-cutting actions, including a reduction in seasonal and temporary hiring, cuts in overtime hours and reduced hourly schedules. We also implemented furloughs in both operating and non-operating functions, temporarily reduced salaries, improved working capital metrics by reducing inventory, and heightened our organizational focus on managing all expenses. Additionally, we significantly restricted capital expenditures, primarily by deferring expenditures related to our fleet vehicles. We took meaningful actions to improve our financial flexibility and ensure the strength of our balance sheet, and we are prepared to take additional steps to appropriately manage the business through this uncertain period. We are also monitoring input costs to ensure we are well-positioned to take advantage of any opportunities that present themselves over the next several quarters.

Results of Operations

The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in millions):

	Year Ended September 30,
	2020	2019	2018
Net sales	$6,943.9	$7,105.2	$6,418.3
Cost of products sold	5,244.7	5,368.6	4,825.0
Gross profit	1,699.2	1,736.6	1,593.3
Operating expense:
Selling, general and administrative	1,273.0	1,311.0	1,187.2
Depreciation	70.1	70.7	60.3
Amortization	321.0	207.1	141.2
Total operating expense	1,664.1	1,588.8	1,388.7
Income (loss) from operations	35.1	147.8	204.6
Interest expense, financing costs, and other	128.1	158.6	136.5
Loss on debt extinguishment	14.7	—	—
Income (loss) before provision for income taxes	(107.7)	(10.8)	68.1
Provision for (benefit from) income taxes	(26.8)	(0.2)	(30.5)
Net income (loss)	(80.9)	(10.6)	98.6
Dividends on Preferred Stock	24.0	24.0	18.0
Net income (loss) attributable to common shareholders	$(104.9)	$(34.6)	$80.6

	Year Ended September 30,
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of products sold	75.5%	75.6%	75.2%
Gross profit	24.5%	24.4%	24.8%
Operating expense:
Selling, general and administrative	18.3%	18.4%	18.5%
Depreciation	1.0%	1.0%	0.9%
Amortization	4.7%	2.9%	2.2%
Total operating expense	24.0%	22.3%	21.6%
Income (loss) from operations	0.5%	2.1%	3.2%
Interest expense, financing costs, and other	1.9%	2.2%	2.1%
Loss on debt extinguishment	0.2%	0.0%	0.0%
Income (loss) before provision for income taxes	(1.6%)	(0.1%)	1.1%
Provision for (benefit from) income taxes	(0.4%)	0.0%	(0.4%)
Net income (loss)	(1.2%)	(0.1%)	1.5%
Dividends on Preferred Stock	0.3%	0.4%	0.2%
Net income (loss) attributable to common shareholders	(1.5%)	(0.5%)	1.3%

In managing our business, we consider all growth, including the opening of new branches, to be organic growth unless it results from an acquisition. When we refer to growth in existing markets or organic growth, we include growth from existing and newly opened branches, but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. We believe the existing market information is useful to investors because it helps explain organic growth or decline. When we refer to regions, we are referring to our geographic regions. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs (also referred to as “special buys” given the manner in which they are offered).

As of September 30, 2020, we had a total of 524 branches in operation. All 524 branches were acquired prior to the start of fiscal year 2019 and therefore meet our existing market definition. As a result, operating results for existing markets are equal to consolidated operating results for all periods presented.

Comparison of the Years Ended September 30, 2020 and 2019

Net Sales

Net sales decreased 2.3% to $6.94 billion in 2020, from $7.11 billion in 2019. The comparative decrease in net sales was primarily influenced by softer demand from the impact of the COVID-19 pandemic, partially offset by increased volume in the Southeast and the continued positive impact of our industry-leading digital platform.

Net sales by geographic region increased (decreased) from 2019 to 2020 as follows: Northeast (7.5%); Mid-Atlantic (4.4%); Southeast 4.7%; Southwest (2.2%); Midwest (0.2%); West (3.5%); and Canada (4.9%).

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below).

The following table summarizes net sales by product line for the periods presented (in millions):

	Year Ended September 30,
	2020		2019		Change
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$3,099.6	44.6%	$3,079.6	43.3%	$20.0	0.6%
Non-residential roofing products	1,646.6	23.7%	1,705.2	24.0%	(58.6)	(3.4%)
Complementary building products	2,197.7	31.7%	2,320.4	32.7%	(122.7)	(5.3%)
Total net sales	$6,943.9	100.0%	$7,105.2	100.0%	$(161.3)	(2.3%)

Gross Profit

The following table summarizes gross profit and gross margin for the periods presented (in millions):

	Year Ended September 30,		Change[1]
	2020	2019	$	%
Gross profit	$1,699.2	$1,736.6	$(37.4)	(2.2%)
Gross margin	24.5%	24.4%	N/A	0.1%

__________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Gross margin was 24.5% in 2020, up 0.1% from 24.4% in 2019. The comparative increase in gross margin was primarily influenced by a slight product mix shift. Prices and product costs were flat over the comparative periods.

Operating Expense

The following table summarizes operating expense for the periods presented (in millions):

	Year Ended September 30,		Change[1]
	2020	2019	$	%
Selling, general, and administrative	$1,273.0	$1,311.0	$(38.0)	(2.9%)
Depreciation	70.1	70.7	(0.6)	(0.8%)
Amortization	321.0	207.1	113.9	55.0%
Total operating expense	$1,664.1	$1,588.8	$75.3	4.7%
% of net sales	24.0%	22.3%	N/A	1.7%

__________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense increased 4.7% to $1.66 billion in 2020, from $1.59 billion in 2019. The comparative increase in operating expense was mainly influenced by:

•

a net $113.9 million increase in amortization expense, which includes the gross impact of accelerated amortization of $142.6 million related to the write-off of certain trade names in connection with the Rebranding.

The increase was partially offset by our aggressive cost-cutting actions in response to the COVID-19 pandemic, as well as our renewed focus on improving our cost structure and identifying opportunities for efficiencies across our business. These initiatives combined to produce the following primary effects:

•	a $24.5 million decrease in selling expense, mainly due to a decrease in fleet costs; and
•	a $15.8 million decrease in payroll and employee benefit costs, mainly due to reductions in both hours worked and headcount.

While certain of our cost actions were temporary in nature, we remain focused on improving our expense structure to produce permanent efficiency gains and increase our operating leverage as demand improves.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $128.1 million in 2020, compared to $158.6 million in 2019. The decrease is primarily due to:

•	a lower weighted-average interest rate on our outstanding debt;
•	a $5.6 million settlement received in connection with a class action lawsuit; and
•	a net $5.1 million refund received as the final true-up of the $164.0 million payment resulting from the 338(h)(10) election made in connection with the Allied Acquisition.

Income Taxes

There was an income tax benefit of $26.8 million in 2020, compared to $0.2 million in 2019. The comparative increase in income tax benefit was primarily due to the pretax loss in 2020 driven by the accelerated amortization of $142.6 million related to the write-off of certain trade names in connection with the Rebranding. The effective tax rate was 24.9% in 2020, compared to 1.6% in 2019.

Net Income (Loss)/Net Income (Loss) Per Share

Net income (loss) was $(80.9) million in 2020, compared to $(10.6) million in 2019. There were $24.0 million of dividends on preferred shares in both 2020 and 2019, making net income (loss) attributable to common shareholders $(104.9) million and $(34.6) million, respectively. We calculate net income (loss) per share by dividing net income (loss), less dividends on preferred shares and adjustments for participating securities, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by utilizing the most dilutive result after applying and comparing the two-class method and if-converted method (see Note 5 in the Notes to Condensed Consolidated Financial Statements for further discussion).

The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in millions, except per share amounts):

	Year Ended September 30,
	2020	2019
Net income (loss)	$(80.9)	$(10.6)
Dividends on Preferred Stock	24.0	24.0
Net income (loss) attributable to common shareholders	$(104.9)	$(34.6)
Undistributed income allocated to participating securities	—	—
Net income (loss) attributable to common shareholders - basic and diluted (if-converted method)	$(104.9)	$(34.6)
Undistributed income allocated to participating securities	—	—
Re-allocation of undistributed income to Preferred Stock	—	—
Net income (loss) attributable to common shareholders - diluted (two-class method)	$(104.9)	$(34.6)

Weighted-average common shares outstanding, basic	68.8	68.4
Effect of common share equivalents	—	—
Weighted-average common shares outstanding - diluted (if-converted and two-class method)	68.8	68.4

Net income (loss) per share - basic	$(1.52)	$(0.51)
Net income (loss) per share - diluted (two-class method)	$(1.52)	$(0.51)
Net income (loss) per share - diluted (if-converted method)	$(1.52)	$(0.51)

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

We generally experience a slowing of our accounts receivable collections during our second quarter, mainly due to the inability of some of our customers to conduct their businesses effectively in inclement weather in certain regions of the U.S. and Canada. We continue to attempt to collect those receivables, which require payment under our standard terms, and typically do not provide material concessions to our customers.

We generally experience our peak working capital needs during the third quarter after we build our inventories following the winter season but before we begin collecting on most of our spring receivables.

The impact of the COVID-19 pandemic may cause fluctuations in our financial results and working capital that are not aligned with the seasonality we generally experience.

Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for 2020 and 2019 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends (in millions, except per share amounts):

	2020				2019
	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Net sales	$2,017.8	$1,792.5	$1,458.5	$1,675.1	$2,029.9	$1,924.6	$1,429.0	$1,721.7
% of fiscal year’s net sales	29.1%	25.8%	21.0%	24.1%	28.6%	27.1%	20.1%	24.2%

Gross profit	514.0	432.1	342.4	410.7	493.5	472.5	335.0	435.6
% of fiscal year’s gross profit	30.2%	25.4%	20.2%	24.2%	28.4%	27.2%	19.3%	25.1%

Income (loss) from operations	121.2	75.0	(181.0)	19.9	89.9	74.2	(54.6)	38.3
% of fiscal year’s income (loss) from operations	345.3%	213.7%	(515.7%)	56.7%	60.8%	50.3%	(37.0%)	25.9%

Net income (loss)	$71.9	$(6.8)	$(122.6)	$(23.4)	$27.4	$31.0	$(68.1)	$(0.9)
Dividends on Preferred Stock	6.0	6.0	6.0	6.0	6.0	6.0	6.0	6.0
Net income (loss) attributable to common shareholders	$65.9	$(12.8)	$(128.6)	$(29.4)	$21.4	$25.0	$(74.1)	$(6.9)

Net income (loss) per share - basic	$0.84	$(0.18)	$(1.87)	$(0.43)	$0.27	$0.32	$(1.08)	$(0.10)
Net income (loss) per share - diluted	$0.83	$(0.18)	$(1.87)	$(0.43)	$0.27	$0.32	$(1.08)	$(0.10)

Impact of Inflation

We believe that our results of operations are not materially impacted by modest changes in inflation. In general, we have historically been successful in passing on price increases from our vendors to our customers in a timely manner. There was no significant inflationary pressure in 2020. There was increased product inflation from our suppliers in 2019 and 2018, and we were able to mostly offset higher products costs with increased selling prices.

Liquidity

Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business.

Our principal sources of liquidity as of September 30, 2020 were our cash and cash equivalents of $624.6 million and our available borrowings of $955.0 million under our asset-based revolving lines of credit. During the three months ended March 31, 2020, we elected to borrow an additional $725.0 million under our revolving lines of credit as a proactive measure to increase our cash position and preserve financial flexibility in response to the current uncertainty in global markets resulting from the COVID-19 pandemic. During the second half of fiscal 2020, we used a portion of our operating cash flows to fully repay these additional borrowings.

Significant factors which could affect future liquidity include the following:

•	the adequacy of available bank lines of credit;
•	the ability to attract long-term capital with satisfactory terms;
•	cash flows generated from operating activities;
•	working capital management;
•	acquisitions; and
•	capital expenditures.

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

The following table summarizes our cash flows for the periods indicated (in millions):

	Year Ended September 30,
	2020	2019	2018
Net cash provided by (used in) operating activities	$479.3	$212.7	$539.4
Net cash provided by (used in) investing activities	(39.0)	(211.7)	(2,784.4)
Net cash provided by (used in) financing activities	112.2	(58.8)	2,236.0
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.2	0.6
Net increase (decrease) in cash and cash equivalents	$552.3	$(57.6)	$(8.4)

Operating Activities

Net cash provided by operating activities was $479.3 million in 2020, compared to $212.7 million in 2019. Cash from operations increased $266.6 million due to an incremental cash inflow of $238.8 million stemming from changes to our net working capital, mainly driven by decreases in accounts receivable and inventory as well as an increase in accounts payable. In addition, there was an increase in net income after adjustments for non-cash items of $27.8 million.

Investing Activities

Net cash used in investing activities was $39.0 million in 2020, compared to $211.7 million in 2019. The $172.7 million decrease in investing cash spend was primarily due to the $164.0 million payment resulting from the 338(h)(10) election made in 2019 in connection with the Allied Acquisition.

Financing Activities

Net cash provided by financing activities was $112.2 million in 2020, compared to net cash used in financing activities of $58.8 million in 2019. The financing cash flow increase of $171.0 million was primarily due to a $181.9 million increase in net borrowings under our revolving lines of credit over the comparative periods, partially offset by a $13.1 million net cash outflow in the current period related to the refinancing of our outstanding senior notes.

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

Our divisional credit offices are staffed to manage and monitor our receivable aging balances and our systems allow us to enforce pre-determined credit approval levels and properly leverage new business. The credit pre-approval process denotes the maximum credit that each level of management can approve, with the highest credit amount requiring approval by our CEO and CFO. There are daily communications with branch and field staff. Our divisional offices conduct periodic reviews with their branch managers, various regional management staff and the Chief Credit Officer. Depending on the state of the respective division’s receivables, these reviews can be weekly, bi-weekly or monthly. Additionally, the divisions are required to submit a monthly receivable forecast to the Chief Credit Officer. On a monthly basis, the Chief Credit Officer reviews and discusses these forecasts, as well as a prior month recap, with our executive management team.

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

We still pursue collection of amounts written off in certain circumstances and credit the allowance for any subsequent recoveries. Over the past three fiscal years, bad debt expense has been, on average, 0.15% of net sales. The continued limitation of bad debt expense is primarily attributed to the continued strengthening of our collections process and overall credit environment.

Commitments

The following table summarizes our contractual obligations as of September 30, 2020 (in millions):

	Payments Due by Period
	Total	< 1 year	1-3 Years	3-5 Years	> 5 Years
2023 ABL	$257.0	$—	$257.0	$—	$—
2025 Term Loan	945.7	9.7	19.4	916.6	—
Senior Notes[1]	1,600.0	—	—	—	1,600.0
Equipment financing and other	2.6	2.6	—	—	—
Operating leases	490.8	115.1	185.7	108.2	81.8
Interest[2]	512.8	102.0	196.4	191.7	22.7
Total	$3,808.9	$229.4	$658.5	$1,216.5	$1,704.5

 _______________________________________________

[1]	Represent principal amounts for 2025 Senior Notes and 2026 Senior Notes.
[2]	Interest payments reflect all currently scheduled and projected amounts as calculated using future LIBOR projections.

Capital Resources

As of September 30, 2020 we had access to the following financing arrangements:

•	an asset-based revolving line of credit in the United States;
•	an asset-based revolving line of credit in Canada;
•	a term loan; and
•	two separate senior notes instruments.

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

As of September 30, 2020, the outstanding balance on the 2026 Senior Notes, net of $4.1 million of unamortized debt issuance costs, was $295.9 million.

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

2023 ABL

On January 2, 2018, we entered into a $1.30 billion asset-based revolving line of credit with Wells Fargo Bank, N.A. and a syndicate of other lenders. The 2023 ABL, as amended to date, provides for revolving loans in both the United States (“2023 U.S. Revolver”) in an amount up to $1.25 billion and Canada (“2023 Canada Revolver”) in an amount up to $50.0 million, in each case subject to a borrowing base. The 2023 ABL has a maturity date of January 2, 2023. The 2023 ABL has various borrowing tranches with an interest rate based, at our option, on a base rate, plus an applicable margin, or a reserve adjusted LIBOR rate, plus an applicable margin. The applicable margin ranges from 0.25% to 0.75% per annum with respect to base rate borrowings and from 1.25% to 1.75% per annum with respect to LIBOR borrowings. The current unused commitment fees on the 2023 ABL are 0.25% per annum. On July 28, 2020, we amended the 2023 ABL to provide for, among other things, a mechanism for replacing LIBOR with the secured overnight financing rate published by the Federal Reserve Bank of New York or other alternate benchmark rate selected by the administrative agent and us.

There is one financial covenant under the 2023 ABL, which is the Fixed Charge Coverage Ratio (the “FCCR”). The FCCR is calculated by dividing Consolidated EBITDA, less Capital Expenditures, by Consolidated Fixed Charges (all terms as defined in the agreement). Per the covenant, our FCCR must be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis (or under certain circumstances, at the end of each fiscal month, calculated on a trailing twelve-month basis). Compliance is only required at such times as borrowing availability (subject to certain adjustments) is less than the greater of (i) 10% of the lesser of the borrowing base or the aggregate commitments or (ii) $90.0 million, and for a period of thirty days thereafter. We were in compliance with this covenant as of September 30, 2020.

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

As of September 30, 2020, the total balance outstanding on the 2023 ABL, net of $5.9 million of unamortized debt issuance costs, was $251.1 million. We also have outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $13.0 million as of September 30, 2020.

2025 Term Loan

On January 2, 2018, we entered into a $970.0 million Term Loan with Citibank N.A., and a syndicate of other lenders. The 2025 Term Loan requires quarterly principal payments in the amount of $2.4 million, with the remaining outstanding principal to be paid on its January 2, 2025 maturity date. The interest rate is based, at our option, on a base rate, plus an applicable margin, or a reserve adjusted LIBOR rate, plus an applicable margin. The applicable margin is 1.25% per annum with respect to base rate borrowings and 2.25% per annum with respect to LIBOR borrowings. We have the option of selecting a LIBOR period that determines the rate at which interest can accrue on the Term Loan as well as the period in which interest payments are made.

The 2025 Term Loan is secured by a first priority lien on the Term Priority Collateral and a second priority lien on the ABL Priority Collateral. Certain excluded assets will not be included in the Term Priority Collateral and the ABL Priority Collateral. The Term Loan is guaranteed jointly, severally, fully and unconditionally by our active United States subsidiaries.

As of September 30, 2020, the outstanding balance on the 2025 Term Loan, net of $23.4 million of unamortized debt issuance costs, was $922.3 million.

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

As of September 30, 2020, the outstanding balance on the 2025 Senior Notes, net of $14.3 million of unamortized debt issuance costs, was $1.29 billion.

Financing - RSG Acquisition

2023 Senior Notes

On October 1, 2015, in connection with the acquisition of Roofing Supply Group, we raised $300.0 million by issuing 6.38% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes had a coupon rate of 6.38% per annum and were payable semi-annually in arrears, beginning April 1, 2016. There were early payment provisions in the indenture under which we would be subject to redemption premiums. On October 28, 2019, we redeemed all $300.0 million aggregate principal amount outstanding of the 2023 Senior Notes at a redemption price of 103.188% plus accrued interest and, as a result, wrote off $5.1 million of unamortized debt issuance costs.

Equipment Financing Facilities

As of September 30, 2020, we had $2.6 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 2.89% and payments due through September 2021.

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
We perform impairment assessments at the reporting unit level, which is defined as an operating segment or one level below an operating segment, also known as a component. We currently have four components which we evaluate for aggregation by examining the distribution methods, sales mix, and operating results of each component to determine if these characteristics will be sustained over a long-term basis. For purposes of this evaluation, we expect components to exhibit similar economic characteristics 3-5 years after events such as an acquisition within our core roofing business or management/business restructuring. Components that exhibit similar economic characteristics are subsequently aggregated into a single reporting unit. Based on our most recent impairment assessment performed as of August 31, 2020, it was determined that all components exhibited similar economic characteristics, and therefore should be aggregated into a single reporting unit (collectively the “Reporting Unit”).

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

Based on our most recent impairment assessment performed as of August 31, 2020, we concluded that it was more likely than not that the fair value of the goodwill and indefinite-lived intangible assets exceeded their net carrying amount, therefore the quantitative two-step impairment test was not required. Our total market capitalization exceeded carrying value by approximately 50.5% as of

August 31, 2020. We did not identify any macroeconomic, industry conditions or cost-related factors that would indicate it is more likely than not that the fair value of the reporting unit was less than its carrying value.

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

As of September 30, 2020, net of unamortized debt issuance costs, we had outstanding borrowings of $251.1 million under our asset-based revolving lines of credit, $922.3 million under our term loan, $1.58 billion under our respective senior notes and $2.6 million under our equipment financing facilities. Borrowings under our asset-based revolving lines of credit and term loan incur interest on a floating rate basis while borrowings under our senior notes and equipment lease facilities incur interest on a fixed rate basis.

As of September 30, 2020, our weighted-average effective interest rate on debt instruments with variable rates was 2.3%. Based on our analysis, the financial impact of a hypothetical 10% interest rate fluctuation in effect as of September 30, 2020 would be immaterial.

In fiscal year 2019, we took advantage of the recent interest rate cuts and executed two interest rate swaps to hedge against our interest rate risk related to the floating rate of our term loan. The swaps are for three- and five-year terms, and each hedge against $250 million of our term loan for a total of $500 million. The swaps are “pay-fixed/receive-floating” instruments with fixed rates of 1.499% and 1.489% for the three- and five-year swaps, respectively. The swaps are designed to hedge against the interest rate risk that the floating rate on our term loan, up-to the hedged amounts of $250 million each, will exceed 1.499% and 1.489% within three- and five-years, respectively. The interest rate swaps are designated as cash flow hedges and as such, changes in the fair value of the swap instruments are recorded as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. As of September 30, 2020, the fair value of the 3-year and 5-year swaps, net of tax, were $5.0 million and $10.0 million, respectively, both in favor of the counterparty.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate fluctuations for net sales generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 2.6% of our net sales in 2020 were derived from sales to customers in Canada. This business is primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect net sales, net income and cash flows. A 10% fluctuation of foreign currency exchange rates would not have a material impact on our results of operations or cash flows; therefore, we currently do not enter into financial instruments to manage this minimal foreign currency exchange risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEACON ROOFING SUPPLY, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Beacon Roofing Supply, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beacon Roofing Supply, Inc. (the Company) as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 20, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in fiscal year 2020 due to the adoption of the new leasing standard. The Company adopted the new leasing standard using the modified retrospective approach.

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

Valuation of Vendor Rebates
Description of the Matter

As disclosed in Note 2, the Company’s arrangements with vendors typically provide for rebates as inventory purchases are made.  A vendor rebate receivable and a corresponding reduction to inventory are recorded at the point in which inventory is purchased, and a reduction in cost of goods sold is recognized at the point the related inventory is sold.  The Company had $326.4 million of vendor rebate receivables as of September 30, 2020, of which a portion related to rebates earned under cumulative annual calendar-year vendor rebate agreements.  The annual calendar-year vendor rebate agreements provide for rebates only after the Company makes annual purchases of a specified amount. The Company updates its estimates of annual calendar-year purchases each reporting period in order to estimate the cumulative rebates earned under annual calendar-year vendor agreements.

Auditing rebates earned under cumulative annual calendar-year vendor agreements is especially challenging due to the judgment required by management to estimate the vendor rebates earned during the year, as the projected full year rebate rate is applied to inventory purchased and sold during the year.  This estimate has a significant effect on the amount of cost of goods sold recognized during the year.

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

Tysons, Virginia

November 20, 2020

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(In millions, except per share amounts)

	September 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$624.6	$72.3
Accounts receivable, less allowance of $19.2 and $13.1 as of September 30, 2020 and 2019, respectively	1,029.3	1,108.1
Inventories, net	944.6	1,018.2
Prepaid expenses and other current assets	378.3	315.6
Total current assets	2,976.8	2,514.2
Property and equipment, net	243.7	260.4
Goodwill	2,490.4	2,490.6
Intangibles, net	801.2	1,125.5
Operating lease assets	443.3	—
Other assets, net	2.1	2.1
Total assets	$6,957.5	$6,392.8

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$954.6	$822.9
Accrued expenses	563.8	599.2
Current operating lease liabilities	100.5	—
Current portions of long-term debt/obligations	12.3	18.7
Total current liabilities	1,631.2	1,440.8
Borrowings under revolving lines of credit, net	251.1	81.0
Long-term debt, net	2,494.2	2,494.6
Deferred income taxes, net	74.0	103.9
Non-current operating lease liabilities	340.4	—
Long-term obligations under equipment financing, net	—	4.6
Other long-term liabilities	6.5	6.4
Total liabilities	4,797.4	4,131.3

Commitments and contingencies (Note 12)

Convertible Preferred Stock; $0.01 par value; aggregate liquidation preference $400.0; 0.4 shares authorized, issued and outstanding as of September 30, 2020 and 2019[1]	399.2	399.2

Stockholders' equity:
Common stock (voting); $0.01 par value; 100.0 shares authorized; 69.0 and 68.6 shares issued and outstanding as of September 30, 2020 and 2019, respectively	0.7	0.7
Undesignated preferred stock; 5.0 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	1,100.6	1,083.0
Retained earnings	694.3	799.2
Accumulated other comprehensive income (loss)	(34.7)	(20.6)
Total stockholders' equity	1,760.9	1,862.3
Total liabilities and stockholders' equity	$6,957.5	$6,392.8

________________________________________

[1]	See Note 3 for additional information.

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(In millions, except per share amounts)

	Year Ended September 30,
	2020	2019	2018
Net sales	$6,943.9	$7,105.2	$6,418.3
Cost of products sold	5,244.7	5,368.6	4,825.0
Gross profit	1,699.2	1,736.6	1,593.3
Operating expense:
Selling, general and administrative	1,273.0	1,311.0	1,187.2
Depreciation	70.1	70.7	60.3
Amortization	321.0	207.1	141.2
Total operating expense	1,664.1	1,588.8	1,388.7
Income (loss) from operations	35.1	147.8	204.6
Interest expense, financing costs, and other	128.1	158.6	136.5
Loss on debt extinguishment	14.7	—	—
Income (loss) before provision for income taxes	(107.7)	(10.8)	68.1
Provision for (benefit from) income taxes	(26.8)	(0.2)	(30.5)
Net income (loss)	(80.9)	(10.6)	98.6
Dividends on Preferred Stock	24.0	24.0	18.0
Net income (loss) attributable to common shareholders	$(104.9)	$(34.6)	$80.6

Weighted-average common stock outstanding:[1]
Basic	68.8	68.4	68.0
Diluted	68.8	68.4	69.2

Net income (loss) per share:[1]
Basic	$(1.52)	$(0.51)	$1.07
Diluted	$(1.52)	$(0.51)	$1.05

[1]	See Note 5 for detailed calculations and further discussion.

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(In millions)

	Year Ended September 30,
	2020	2019	2018
Net income (loss)	$(80.9)	$(10.6)	$98.6
Other comprehensive income (loss):
Foreign currency translation adjustment	(0.7)	(1.7)	(2.7)
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	(13.4)	(1.6)	—
Total other comprehensive income (loss)	(14.1)	(3.3)	(2.7)
Comprehensive income (loss)	$(95.0)	$(13.9)	$95.9

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Stockholders’ Equity

(In millions)

	Common Stock			Retained
	Shares	Amount	APIC[1]	Earnings	AOCI[2]	Total
Balance as of September 30, 2017	67.7	$0.7	$1,047.5	$748.2	$(14.6)	$1,781.8
Issuance of common stock, net of shares withheld for taxes	0.4	—	3.5	—	—	3.5
Issuance costs related to secondary offering of common stock	—	—	(0.5)	—	—	(0.5)
Stock-based compensation	—	—	16.5	—	—	16.5
Other comprehensive income (loss)	—	—	—	—	(2.7)	(2.7)
Net income (loss)	—	—	—	98.6	—	98.6
Dividends on Preferred Stock	—	—	—	(13.0)	—	(13.0)
Balance as of September 30, 2018	68.1	$0.7	$1,067.0	$833.8	$(17.3)	$1,884.2
Issuance of common stock, net of shares withheld for taxes	0.4	—	(0.4)	—	—	(0.4)
Stock-based compensation	—	—	16.4	—	—	16.4
Other comprehensive income (loss)	—	—	—	—	(3.3)	(3.3)
Net income (loss)	—	—	—	(10.6)	—	(10.6)
Dividends on Preferred Stock	—	—	—	(24.0)	—	(24.0)
Balance as of September 30, 2019	68.6	$0.7	$1,083.0	$799.2	$(20.6)	$1,862.3
Issuance of common stock, net of shares withheld for taxes	0.4	—	0.4	—	—	0.4
Stock-based compensation	—	—	17.2	—	—	17.2
Other comprehensive income (loss)	—	—	—	—	(14.1)	(14.1)
Net income (loss)	—	—	—	(80.9)	—	(80.9)
Dividends on Preferred Stock	—	—	—	(24.0)	—	(24.0)
Balance as of September 30, 2020	69.0	$0.7	$1,100.6	$694.3	$(34.7)	$1,760.9

____________________________________

[1]	Additional Paid-in Capital (“APIC”).
[2]	Accumulated Other Comprehensive Income (Loss) ("AOCI").

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(In millions)

	Year Ended September 30,
	2020	2019	2018
Operating Activities
Net income (loss)	$(80.9)	$(10.6)	$98.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	391.1	277.8	201.5
Stock-based compensation	17.2	16.4	16.5
Certain interest expense and other financing costs	11.5	12.1	17.3
Beneficial lease amortization	—	2.3	—
Loss on debt extinguishment	14.7	—	1.2
Gain on sale of fixed assets and other	(3.5)	(3.8)	(1.3)
Deferred income taxes	(25.6)	(2.6)	(30.1)
338(h)(10) election refund	(5.1)	—	—
Changes in operating assets and liabilities:
Accounts receivable	78.4	(18.5)	(45.0)
Inventories	73.4	(82.8)	(65.1)
Prepaid expenses and other current assets	(73.6)	(70.8)	57.6
Accounts payable and accrued expenses	72.2	92.1	287.4
Other assets and liabilities	9.5	1.1	0.8
Net cash provided by (used in) operating activities	479.3	212.7	539.4

Investing Activities
Purchases of property and equipment	(48.5)	(57.0)	(46.0)
Acquisition of businesses, net	5.1	(164.0)	(2,740.5)
Proceeds from the sale of assets	4.4	9.3	2.1
Net cash provided by (used in) investing activities	(39.0)	(211.7)	(2,784.4)

Financing Activities
Borrowings under revolving lines of credit	2,038.0	2,100.1	2,807.7
Payments under revolving lines of credit	(1,870.0)	(2,114.0)	(2,707.7)
Borrowings under term loan	—	—	970.0
Payments under term loan	(9.7)	(9.7)	(445.8)
Borrowings under senior notes	300.0	—	1,300.0
Payment under senior notes	(309.6)	—	—
Payment of debt issuance costs	(4.3)	(0.8)	(65.8)
Payments under equipment financing facilities and finance leases	(8.6)	(10.0)	(11.6)
Proceeds from issuance of convertible preferred stock	—	—	400.0
Payment of stock issuance costs	—	—	(1.3)
Payment of dividends on Preferred Stock	(24.0)	(24.0)	(13.0)
Proceeds from issuance of common stock related to equity awards	3.3	3.3	7.5
Payment of taxes related to net share settlement of equity awards	(2.9)	(3.7)	(4.0)
Net cash provided by (used in) financing activities	112.2	(58.8)	2,236.0

Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.2	0.6

Net increase (decrease) in cash and cash equivalents	552.3	(57.6)	(8.4)
Cash and cash equivalents, beginning of period	72.3	129.9	138.3
Cash and cash equivalents, end of period	$624.6	$72.3	$129.9

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$130.3	$146.4	$111.3
Income taxes paid (received), net of refunds	(5.4)	(8.5)	35.1

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Notes to Consolidated Financial Statements

(In millions, except per share amounts or otherwise indicated)

1. Company Overview

Beacon Roofing Supply, Inc. (the “Company”) was incorporated in the state of Delaware on August 22, 1997 and is the largest publicly traded distributor of residential and non-residential roofing materials and complementary building products in the United States and Canada.

On January 15, 2020, the Company announced the rebranding of its exterior product branches with the trade name “Beacon Building Products” (the “Rebranding”). The new name, and a related logo, were adopted at over 450 Beacon one-step exterior products branches. The Company’s interior, insulation, weatherproofing and two-step branches continue to operate under legacy brand names.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Significant items subject to such estimates include inventories, purchase price allocations, recoverability of goodwill and intangibles, and income taxes. Assumptions made in the development of these estimates contemplate the impact of the novel coronavirus (“COVID‑19”) on the economy and the Company’s anticipated results; however, actual amounts could differ materially from these estimates.

Fiscal Year

The fiscal years presented are the years ended September 30, 2020 (“2020”), September 30, 2019 (“2019”), and September 30, 2018 (“2018”). Each of the Company’s first three quarters ends on the last day of the calendar month.

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

Accounts Receivable

Accounts receivable are derived from unpaid invoiced amounts and are recorded at their net realizable value. The allowance for doubtful accounts is calculated based on actual historical write-offs and current economic factors and represents the Company’s best estimate of its credit exposure. Each month the Company reviews its receivables on a customer-by-customer basis and any balances that are deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s accounts receivable are primarily from customers in the building industry located in the United States and Canada, and no single customer represented at least 10% of the Company’s revenue during the year ended September 30, 2020 or accounts receivable as of September 30, 2020.

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

The Company performs impairment assessments at the reporting unit level, which is defined as an operating segment or one level below an operating segment, also known as a component. The Company currently has four components which it evaluates for aggregation by examining the distribution methods, sales mix, and operating results of each component to determine if these characteristics will be sustained over a long-term basis. For purposes of this evaluation, the Company expects its components to exhibit similar economic characteristics 3-5 years after events such as an acquisition within the Company’s core roofing business or management/business restructuring. Components that exhibit similar economic characteristics are subsequently aggregated into a single reporting unit. Based on the Company’s most recent impairment assessment performed as of August 31, 2020, it was determined that all of the Company’s components exhibited similar economic characteristics, and therefore should be aggregated into a single reporting unit (collectively, the “Reporting Unit”).

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

Based on the Company’s most recent qualitative impairment assessment performed as of August 31, 2020, the Company concluded that there were no indicators of impairment, and that therefore it was more likely than not that the fair value of the goodwill and indefinite-lived intangible assets exceeded their net carrying amount, and therefore the quantitative two-step impairment test was not required.

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

Net Sales

The Company records net sales when performance obligations with the customer are satisfied. A performance obligation is a promise to transfer a distinct good to the customer and is the unit of account. The transaction price is allocated to each distinct performance obligation and recognized as net sales when, or as, the performance obligation is satisfied. All contracts have a single performance obligation as the promise to transfer the individual good is not separately identifiable from other promises and is, therefore, not distinct. Performance obligations are satisfied at a point in time and net sales are recognized when the customer accepts the delivery of a product or takes possession of a product with rights and rewards of ownership. For goods shipped by third party carriers, the Company recognizes revenue upon shipment since the terms are generally FOB shipping point at which time control passes to the customer. The Company also arranges for certain products to be shipped directly from the manufacturer to the customer. The Company recognizes the gross revenue for these sales upon shipment as the terms are FOB shipping point at which time control passes to the customer.

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

In addition, the Company leases equipment such as trucks and forklifts. Equipment leases are primarily accounted for as operating leases; however, the Company also accounts for some equipment leases as finance leases. The equipment leases expire between 2020 and 2027.

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

Payments under the Company’s lease agreements are primarily fixed. However, certain lease agreements contain variable payments, which are expensed as incurred and are not included in the operating lease assets and liabilities. These amounts include payments affected by the Consumer Price Index and reimbursements to landlords for items such as property insurance and common area costs. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Recent Accounting Pronouncements—Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases.” This guidance replaces most existing accounting for leases and requires enhanced disclosures. The guidance requires the Company to record a right-of-use asset and a lease liability for most of the Company’s leases, including those previously treated as operating leases. The Company adopted the standard using the modified retrospective transition method as of October 1, 2019 and did not apply the standard to comparative prior periods presented. The Company used the package of transition practical expedients outlined in the transition guidance. The most significant effects of the new standard were the recognition of $483.5 million of operating lease assets and $476.0 million of operating lease liabilities on October 1, 2019. As part of the adoption, the Company carried forward the assessment from the previous lease standard of whether Beacon’s contracts contain (or are) leases, the classification of leases, and remaining lease terms. The accounting for finance leases remains unchanged. The adoption of the new standard did not have a material impact on the Company’s consolidated results of operations or cash flows (see Note 11 for further discussion).

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

Recent Accounting Pronouncements—Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.” This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This new standard will become effective for the Company on October 1, 2020. The adoption of the new standard will be done using the modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of October 1, 2020. The most significant effect of the standard is expected to be an increase to the Company’s accounts receivable reserve and a corresponding retained earnings adjustment of approximately $4.3 million on October 1, 2020.

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

In October 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The guidance is intended to simplify the accounting for convertible instruments, including reducing the number of accounting models that require separate accounting for embedded conversion features and requiring the use of the if-converted method for all convertible instruments in the diluted EPS calculation. The new standard is effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2021. Early adoption is permitted for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2020. The Company does not expect the adoption of this new guidance to have a material impact on its financial statements and related disclosures.

3. Acquisitions

Allied Building Products Corp.

On January 2, 2018 (the “Closing Date”), the Company completed its acquisition of all the outstanding capital stock of Allied (the “Allied Acquisition”), pursuant to a certain stock purchase agreement dated August 24, 2017 (the “Stock Purchase Agreement”), among the Company, Oldcastle, Inc., as parent, and Oldcastle Distribution, Inc., as seller, for approximately $2.625 billion in cash, subject to a working capital and certain other adjustments as set forth in the Stock Purchase Agreement (the “Purchase Price”). As of September 30, 2020, the adjusted Purchase Price for Allied was $2.88 billion, including increases of (i) $164.0 million related to the impact of the Section 338(h)(10) election under the current U.S. tax code and (ii) $88.1 million from a recorded net working capital adjustment.

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

In connection with the Allied Acquisition, on the Closing Date, the Company completed the sale of 400,000 shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with an aggregate liquidation preference of $400.0 million, at a purchase price of $1,000 per share, to CD&R Boulder Holdings, L.P., pursuant to an investment agreement, dated as of August 24, 2017, with CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for the purpose of limited provisions therein) (the “Convertible Preferred Stock Purchase”). The $400.0 million in proceeds from the Convertible Preferred Stock Purchase were used to finance, in part, the Purchase Price. The Preferred Stock is convertible perpetual participating preferred stock of the

Company, and conversion of the Preferred Stock into $0.01 par value shares of the Company’s common stock will be at a conversion price of $41.26 per share. The Preferred Stock accumulates dividends at a rate of 6.0% per annum (payable in cash or in-kind, subject to certain conditions). The Preferred Stock is not mandatorily redeemable; therefore, it is classified as mezzanine equity on the Company’s consolidated balance sheets and has a balance of $399.2 million (the $400.0 million proceeds received on the Closing Date, net of $0.8 million of unamortized issuance costs) as of September 30, 2020.

Allied’s results of operations have been included with Company’s consolidated results beginning January 2, 2018. Allied distributed products in 208 locations across 31 states as of the date of the close.

The Allied Acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805, “Business Combinations.” The acquisition price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies from the Allied assembled workforce operating the branches as part of a larger network and the value stemming from the addition of both new customers and an established new line of business (interiors). As of March 31, 2019, the Company had finalized the purchase accounting entries for the Allied Acquisition, detailed as follows (in millions):

	January 2, 2018		January 2, 2018
	(as reported at March 31, 2018)	Adjustments	(as adjusted at March 31, 2019)
Cash	$19.3	$(19.2)	$0.2
Accounts receivable	315.5	22.1	337.5
Inventory	322.7	(7.9)	314.8
Prepaid and other current assets	59.3	16.2	75.4
Property, plant, and equipment	139.5	(0.2)	139.4
Goodwill	1,130.6	102.1	1,232.8
Intangible assets	1,037.0	—	1,037.0
Current liabilities	(271.3)	12.0	(259.3)
Non-current liabilities	(6.8)	6.1	(0.7)
Total purchase price	$2,745.8	$131.2	$2,877.1

The purchase accounting entries above include the impact of the Section 338(h)(10) election under the current U.S. tax code. The Company made this election on October 15, 2018 and has reflected the $164.0 million impact of this election in the purchase price and its fiscal year 2018 tax provision accordingly. In the year ended September 30, 2020, the Company received a net $5.1 million refund as the final true-up of the $164.0 million payment, which was recorded in interest expense, financing costs, and other in the consolidated statements of operations. The Company determined that $1.01 billion of goodwill related to the acquisition of Allied remains deductible for tax purposes as of September 30, 2020.

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

•

On July 16, 2018, the Company acquired Atlas Supply, Inc., the Pacific Northwest’s leading distributor of sealants, coatings, adhesives and related weatherproofing products, with 6 branches operating in Seattle, Tacoma, Spokane, and Mountlake Terrace in Washington, as well as locations in Portland, Oregon and Boise, Idaho, and annual sales of approximately $37 million. The Company has finalized the acquisition accounting entries for this transaction.

The Company has recorded purchase accounting entries for these transactions that recognized the acquired assets and liabilities at their estimated fair values as of the respective acquisition dates. These transactions resulted in goodwill of $7.6 million ($6.5 million of which remains deductible for tax purposes as of September 30, 2020) and $11.4 million in intangible assets.

4. Net Sales

The following table presents the Company’s net sales by product line and geography for the years ended September 30, 2020 and 2019 (in millions):

	U.S.	Canada	Total
Year Ended September 30, 2020
Residential roofing products	$3,043.2	$56.4	$3,099.6
Non-residential roofing products	1,534.5	112.1	1,646.6
Complementary building products	2,188.7	9.0	2,197.7
Total net sales	$6,766.4	$177.5	$6,943.9

Year Ended September 30, 2019
Residential roofing products	$3,023.2	$56.4	$3,079.6
Non-residential roofing products	1,582.8	122.4	1,705.2
Complementary building products	2,312.5	7.9	2,320.4
Total net sales	$6,918.5	$186.7	$7,105.2

5. Net Income (Loss) Per Share

The following table presents the components and calculations of basic and diluted net income (loss) per share for each period presented (in millions, except per share amounts):

	Year Ended September 30,
	2020	2019	2018
Net income (loss)	$(80.9)	$(10.6)	$98.6
Dividends on Preferred Stock	24.0	24.0	18.0
Net income (loss) attributable to common shareholders	$(104.9)	$(34.6)	$80.6
Undistributed income allocated to participating securities	—	—	(7.7)
Net income (loss) attributable to common shareholders - basic and diluted	$(104.9)	$(34.6)	$72.9

Weighted-average common shares outstanding - basic	68.8	68.4	68.0
Effect of common share equivalents	—	—	1.2
Weighted-average common shares outstanding - diluted	68.8	68.4	69.2

Net income (loss) per share - basic	$(1.52)	$(0.51)	$1.07
Net income (loss) per share - diluted	$(1.52)	$(0.51)	$1.05

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per share because the effect was either anti-dilutive or the requisite performance conditions were not met (in millions):

	Year Ended September 30,
	2020	2019	2018
Stock options	2.0	1.3	0.4
Restricted stock units	0.3	0.1	0.2
Preferred Stock	9.7	9.7	7.2

6. Stock-based Compensation

On December 23, 2019, the Board of Directors of the Company approved the Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan (the “2014 Plan”). On February 11, 2020, the shareholders of the Company approved an additional 4,850,000 shares under the 2014 Plan. The 2014 Plan, which was originally approved by the shareholders on February 12, 2014, provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights to selected employees and non-employee directors. The 2014 Plan mandates that all forfeited, expired, and withheld shares, including those from the predecessor plan, be returned to the 2014 Plan and made available for issuance. As of September 30, 2020, there were 5.7 million shares of common stock available for issuance. The 2014 Plan is the only plan maintained by the Company pursuant to which equity awards are granted.

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

The fair values of the options granted for the year ended September 30, 2020 were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended September 30,
	2020	2019	2018
Risk-free interest rate	1.61%	2.86%	2.10%
Expected volatility	34.26%	29.68%	26.43%
Expected life (in years)	5.26	5.22	5.46
Dividend yield	—	—	—

The following table summarizes all stock option activity for the periods presented (in millions, except per share and time period amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of September 30, 2019	2.3	$32.61	6.1	$12.0
Granted	0.5	31.95
Exercised	(0.2)	19.51
Canceled/Forfeited	(0.1)	37.30
Expired	—	31.68
Balance as of September 30, 2020	2.5	$33.09	5.9	$6.9
Vested and expected to vest after September 30, 2020	2.4	$33.13	5.9	$6.8
Exercisable as of September 30, 2020	1.6	$33.69	4.5	$5.1

____________________________________________________________________

1 Aggregate intrinsic value as represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.

During the years ended September 30, 2020, 2019, and 2018, the Company recorded stock-based compensation expense related to stock options of $4.4 million, $4.1 million, and $3.9 million, respectively. As of September 30, 2020, there was $4.9 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes additional information on stock options for the periods presented (in millions, except per share amounts):

	Year Ended September 30,
	2020	2019	2018
Weighted-average fair value of stock options granted	$10.35	$8.91	$15.86
Total grant date fair value of stock options vested	$4.3	$3.9	$4.2
Total intrinsic value of stock options exercised	$2.1	$2.8	$9.6

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

The following table summarizes all restricted stock unit activity for the periods presented (in millions, except per share amounts):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of September 30, 2019	1.1	$37.48
Granted	0.5	31.81
Released	(0.3)	44.87
Canceled/Forfeited	(0.1)	33.69
Balance as of September 30, 2020	1.2	$33.55
Vested and expected to vest after September 30, 2020	1.0	$34.68

During the years ended September 30, 2020, 2019, and 2018, the Company recorded stock-based compensation expense related to RSUs of $12.8 million, $12.3 million, and $12.6 million, respectively. As of September 30, 2020, there was $12.9 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.7 years.

The following table summarizes additional information on RSUs for the period presented (in millions, except per share amounts):

	Year Ended September 30,
	2020	2019	2018
Weighted-average fair value of RSUs granted	$31.81	$28.02	$57.40
Total grant date fair value of RSUs vested	$14.4	$16.1	$6.7
Total intrinsic value of RSUs released	$9.8	$11.5	$11.0

7. Prepaid Expenses and Other Current Assets

The following table summarizes the significant components of prepaid expenses and other current assets (in millions):

	September 30,
	2020	2019
Vendor rebates	$326.4	$262.8
Other	51.9	52.8
Total prepaid expenses and other current assets	$378.3	$315.6

8. Property and Equipment

The following table provides a detailed breakout of property and equipment, by type (in millions):

	September 30,
	2020	2019
Land and buildings	$87.3	$83.4
Equipment	453.1	448.1
Furniture and fixtures	42.5	40.0
Finance lease assets	11.6	—
Total property and equipment	594.5	571.5
Accumulated depreciation	(350.8)	(311.1)
Total property and equipment, net	$243.7	$260.4

Depreciation expense for the years ended September 30, 2020, 2019, and 2018 was $70.1 million, $70.7 million, and $60.3 million, respectively.

9. Goodwill and Intangible Assets

The Company considered the adverse impact of the COVID-19 pandemic on its operations as part of its annual impairment analyses of intangible assets and goodwill and concluded there was no impairment to record in fiscal year 2020.

Goodwill

The following table sets forth the change in the carrying amount of goodwill during the years ended September 30, 2020 and 2019, respectively (in millions):

Balance as of September 30, 2018	$2,491.8
Acquisitions[1]	(0.5)
Translation and other adjustments	(0.7)
Balance as of September 30, 2019	$2,490.6

Balance as of September 30, 2019	$2,490.6
Translation and other adjustments	(0.2)
Balance as of September 30, 2020	$2,490.4

___________________________________________

[1]	Reflects purchase accounting adjustments related to fiscal year 2018 acquisition of Atlas Supply, Inc. (see Note 3 for further discussion).

The changes in the carrying amount of goodwill for the years ended September 30, 2020 and 2019 were driven primarily by purchase accounting and foreign currency translation adjustments.

Intangible Assets

In connection with transactions finalized for the year ended September 30, 2018, the Company recorded intangible assets of $1.05 billion ($920.8 million of customer relationships, $7.0 million of beneficial lease arrangements, and $120.0 million of indefinite-lived trademarks).

The following table summarizes intangible assets by category (in millions, except time period amounts):

	September 30,		Weighted- Average Remaining Life[1]
	2020	2019	(Years)
Amortizable intangible assets:
Non-compete agreements	$0.2	$2.8	1.7
Customer relationships	1,481.1	1,530.9	16.4
Trademarks	7.2	10.5	6.1
Beneficial lease arrangements	—	8.1	—
Total amortizable intangible assets	1,488.5	1,552.3
Accumulated amortization	(738.6)	(619.9)
Total amortizable intangible assets, net	$749.9	$932.4
Indefinite-lived trademarks	51.3	193.1
Total intangibles, net	$801.2	$1,125.5

___________________________________________

[1]	As of September 30, 2020.

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

For the years ended September 30, 2020, 2019, and 2018, the Company recorded $321.0 million, $207.1 million, and $141.2 million, respectively, of amortization expense relating to the above-listed intangible assets. The intangible asset lives range from 5 to 20 years and the weighted-average remaining life was 16.4 years as of September 30, 2020.

The following table summarizes the estimated future amortization expense for intangible assets (in millions):

Year Ending September 30,
2021	$147.9
2022	120.4
2023	97.3
2024	78.7
2025	63.6
Thereafter	242.0
Total future amortization expense	$749.9

10. Financing Arrangements

The following table summarizes all financing arrangements from the respective periods presented (in millions):

	September 30,
	2020	2019
Revolving Lines of Credit
2023 ABL:
U.S. Revolver[1]	$251.1	$81.0
Current portion	—	—
Borrowings under revolving lines of credit, net	$251.1	$81.0

Long-term Debt, net
Term Loans:
2025 Term Loan[2]	$922.3	$926.5
Current portion	(9.7)	(9.7)
Long-term borrowings under term loan	912.6	916.8
Senior Notes:
2023 Senior Notes[3]	—	294.9
2025 Senior Notes[4]	1,285.7	1,282.9
2026 Senior Notes[5]	295.9	—
Current portion	—	—
Long-term borrowings under senior notes	1,581.6	1,577.8
Long-term debt, net	$2,494.2	$2,494.6

Equipment Financing Facilities, net
Equipment financing facilities[6]	$2.6	$6.9
Capital lease obligations[7]	—	6.7
Current portion	(2.6)	(9.0)
Long-term obligations under equipment financing, net	$—	$4.6

___________________________________________________

[1]	Effective rate on borrowings of 1.89% and 5.41% as of September 30, 2020 and 2019, respectively.
[2]	Interest rate of 2.41% and 4.36% as of September 30, 2020 and 2019, respectively.
[3]	Interest rate of 6.38% as of September 30, 2019.
[4]	Interest rate of 4.88% for all periods presented.
[5]	Interest rate of 4.50% as of September 30, 2020.
[6]	Fixed interest rates ranging from 2.33% to 2.89% for all periods presented.
[7]

As of October 1, 2019, in connection with the adoption of ASU 2016-02, capital lease obligations that were formerly included in equipment financing facilities are included either in accrued expenses or other long-term liabilities on the consolidated balance sheets (see Notes 2 and 11 for further discussion).

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

The intent of the transaction was to take advantage of lower market interest rates by refinancing the existing 2023 Senior Notes with the 2026 Senior Notes. The Company accounted for the refinance as a debt extinguishment of the 2023 Senior Notes and an issuance of the 2026 Senior Notes. As a result, the Company recorded a loss on debt extinguishment of $14.7 million in the three months ended December 31, 2019. The Company has capitalized debt issuance costs of $4.8 million related to the 2026 Senior Notes, which are being amortized over the term of the financing arrangements.

As of September 30, 2020, the outstanding balance on the 2026 Senior Notes, net of $4.1 million of unamortized debt issuance costs, was $295.9 million.

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

2023 ABL

On January 2, 2018, the Company entered into a $1.30 billion asset-based revolving line of credit with Wells Fargo Bank, N.A. and a syndicate of other lenders. The 2023 ABL, as amended to date, provides for revolving loans in both the United States (“2023 U.S. Revolver”) in an amount up to $1.25 billion and Canada (“2023 Canada Revolver”) in an amount up to $50.0 million, in each case subject to a borrowing base. The 2023 ABL has a maturity date of January 2, 2023. The 2023 ABL has various borrowing tranches with an interest rate based, at the Company’s option, on a base rate, plus an applicable margin, or a reserve adjusted LIBOR rate, plus an applicable margin. The applicable margin ranges from 0.25% to 0.75% per annum with respect to base rate borrowings and from 1.25% to 1.75% per annum with respect to LIBOR borrowings. The current unused commitment fees on the 2023 ABL are 0.25% per annum. On July 28, 2020, the Company amended the 2023 ABL to provide for, among other things, a mechanism for replacing LIBOR with the secured overnight financing rate published by the Federal Reserve Bank of New York or other alternate benchmark rate selected by the administrative agent and the Company.

There is one financial covenant under the 2023 ABL, which is the Fixed Charge Coverage Ratio (the “FCCR”). The FCCR is calculated by dividing Consolidated EBITDA, less Capital Expenditures, by Consolidated Fixed Charges (all terms as defined in the agreement). Per the covenant, the Company’s FCCR must be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis (or under certain circumstances, at the end of each fiscal month, calculated on a trailing twelve-month basis). Compliance is only required at such times as borrowing availability (subject to certain adjustments) is less than the greater of (i) 10% of the lesser of the borrowing base or the aggregate commitments or (ii) $90.0 million, and for a period of thirty days thereafter. The Company was in compliance with this covenant as of September 30, 2020.

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

In March 2020, the Company elected to draw down approximately $725 million from its revolving lines of credit. This was a proactive measure to increase the Company's cash position and preserve financial flexibility in light of current uncertainty in global markets resulting from the COVID-19 pandemic. During the second half of fiscal 2020, the Company used a portion of its operating cash flows to fully repay these additional borrowings. As of September 30, 2020, the total balance outstanding on the 2023 ABL, net of $5.9 million of unamortized debt issuance costs, was $251.1 million. The Company also has outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $13.0 million as of September 30, 2020.

2025 Term Loan

On January 2, 2018, the Company entered into a $970.0 million Term Loan with Citibank N.A., and a syndicate of other lenders. The 2025 Term Loan requires quarterly principal payments in the amount of $2.4 million, with the remaining outstanding principal to be paid on its January 2, 2025 maturity date. The interest rate is based, at the Company’s option, on a base rate, plus an applicable margin, or a reserve adjusted LIBOR rate, plus an applicable margin. The applicable margin is 1.25% per annum with respect to base rate borrowings and 2.25% per annum with respect to LIBOR borrowings. The Company has the option of selecting a LIBOR period that determines the rate at which interest can accrue on the Term Loan as well as the period in which interest payments are made.

The 2025 Term Loan is secured by a first priority lien on the Term Priority Collateral and a second priority lien on the ABL Priority Collateral. Certain excluded assets will not be included in the Term Priority Collateral and the ABL Priority Collateral. The Term Loan is guaranteed jointly, severally, fully and unconditionally by the Company’s active United States subsidiaries.

As of September 30, 2020, the outstanding balance on the 2025 Term Loan, net of $23.4 million of unamortized debt issuance costs, was $922.3 million.

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

As of September 30, 2020, the outstanding balance on the 2025 Senior Notes, net of $14.3 million of unamortized debt issuance costs, was $1.29 billion.

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

Other Information

The following table presents annual principal payments for all outstanding financing arrangements for each of the next five years and thereafter (in millions):

Year Ending September 30,	2023 ABL	2025 Term Loan	Senior Notes[1]	Equipment Financing Facilities	Total
2021	$—	$9.7	$—	$2.6	$12.3
2022	—	9.7	—	—	9.7
2023	257.0	9.7	—	—	266.7
2024	—	9.7	—	—	9.7
2025	—	906.9	—	—	906.9
Thereafter	—	—	1,600.0	—	1,600.0
Total debt	257.0	945.7	1,600.0	2.6	2,805.3
Unamortized debt issuance costs	(5.9)	(23.4)	(18.4)	—	(47.7)
Total long-term debt	$251.1	$922.3	$1,581.6	$2.6	$2,757.6

___________________________________________________

[1]	Represent principal amounts for 2025 Senior Notes and 2026 Senior Notes.

Under the terms of the 2023 ABL, the 2025 Term Loan, the 2025 Senior Notes and the 2026 Senior Notes, the Company is limited in making certain restricted payments, including dividends on its common stock. Based on the provisions in the respective debt agreements and given the Company’s intention to not pay common stock dividends in the foreseeable future, the Company does not believe that the restrictions are significant.
11. Leases

The following table summarizes components of operating lease costs recognized within selling, general and administrative expenses (in millions):

Year Ended September 30, 2020
Operating lease costs	$124.5
Variable lease costs	10.4
Total operating lease costs	$134.9

The following table presents supplemental cash flow information related to operating leases (in millions):

Year Ended September 30, 2020
Operating cash flows for operating lease liabilities	$118.7

As of September 30, 2020, the Company’s operating leases had a weighted-average remaining lease term of 5.6 years and a weighted-average discount rate of 3.87%. The following table summarizes future lease payments under operating leases as of September 30, 2020 (in millions):

Year Ending September 30,
2021	$115.1
2022	101.4
2023	84.3
2024	67.4
2025	40.8
Thereafter	81.8
Total future lease payments	490.8
Imputed interest	(49.9)
Total operating lease liabilities	$440.9

12. Commitments and Contingencies

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

13. Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity.

The following table summarizes the components of and changes in accumulated other comprehensive loss (in millions):

	Foreign	Derivative
	Currency Translation	Financial Instruments	AOCI
Balance as of September 30, 2017	$(14.6)	$—	$(14.6)
Other comprehensive loss before reclassifications	(2.7)	—	(2.7)
Reclassifications out of other comprehensive loss	—	—	—
Balance as of September 30, 2018	$(17.3)	$—	$(17.3)
Other comprehensive income before reclassifications	(1.7)	(1.6)	(3.3)
Reclassifications out of other comprehensive loss	—	—	—
Balance as of September 30, 2019	$(19.0)	$(1.6)	$(20.6)
Other comprehensive income before reclassifications	(0.7)	(13.4)	(14.1)
Reclassifications out of other comprehensive loss	—	—	—
Balance as of September 30, 2020	$(19.7)	$(15.0)	$(34.7)

Gains (losses) on derivative instruments are recognized in the consolidated statements of operations in interest expense, financing costs, and other.

14. Income Taxes

The Company recorded a provision for (benefit from) income taxes of $(26.8) million, $(0.2) million and $(30.5) million for the years ended September 30, 2020, 2019 and 2018, respectively.

On March 27, 2020, the U.S. federal government officially signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). ASC 740, “Accounting for Income Taxes,” requires companies to recognize the effect of tax law changes in the period of enactment. The CARES Act allows companies a five-year carryback at the enacted federal tax rate of 35% for net operating losses (“NOLs”) arising in tax years beginning after December 31, 2017 and before January 1, 2021. However, due to strong results from operations through year end, the Company realized taxable income for the year ended September 30, 2020 and did not generate any benefit associated with the carryback of losses permitted under the CARES Act.

Other provisions in the CARES Act impacting the Company include the ability to carry back losses due to the technical correction for fiscal year filers with an NOL in the 2017-2018 straddle year, the technical correction regarding qualified improvement property, the increase in Section 163(j) interest limitation percentage, and the allowance of remaining AMT credits to be fully refundable in 2019.   The Company carried back losses from 2018 to 2016 during the year to generate an immaterial tax benefit. The increase in Section 163(j) interest limitation percentage allowed the Company to deduct all interest expense from 2020 and utilize the Section 163(j) deferred tax asset carryover generated in 2019. The remaining provisions did not have a material impact on the Company’s tax provision (benefit).

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

The following table summarizes the components of the income tax provision (benefit) (in millions):

	Year Ended September 30,
	2020	2019	2018
Current:
Federal[1]	$(1.1)	$—	$(4.4)
Foreign	1.4	0.6	0.5
State	0.6	1.6	3.5
Total current taxes	0.9	2.2	(0.4)

Deferred:
Federal	(21.3)	(1.5)	(35.2)
Foreign	0.2	—	(0.2)
State	(6.6)	(0.9)	5.3
Total deferred taxes	(27.7)	(2.4)	(30.1)

Provision for (benefit from) income taxes	$(26.8)	$(0.2)	$(30.5)

_____________________________

[1]	2018 tax benefit due to changes in the treatment of acquired fixed assets stemming from the Tax Cut and Jobs Act of 2017

The following table is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the periods presented:

	Year Ended September 30,
	2020	2019	2018
U.S. federal income taxes at statutory rate	21.0%	21.0%	24.5%
State income taxes, net of federal benefit	4.1%	(3.3%)	5.2%
Share-based payments	(0.6%)	(4.7%)	(3.9%)
Deferred tax asset/liability remeasurement[1]	0.6%	0.0%	(73.5%)
Repatriation transition tax[1]	0.0%	4.3%	1.8%
Non-deductible meals and entertainment	(0.9%)	(13.9%)	2.2%
Other	0.7%	(1.8%)	(1.2%)
Effective tax rate	24.9%	1.6%	(44.9%)

_____________________________

[1]	2020 includes the impact of carryback of NOLs to 2016 tax year and realization of 35% statutory rate. 2018 includes Impact of Tax Cut and Jobs Act of 2017.

Deferred income taxes reflect the tax consequences of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax law. These temporary differences are determined according to ASC 740 Income Taxes. The following table presents temporary differences that give rise to deferred tax assets and liabilities for the periods presented (in millions):

	September 30,
	2020	2019
Deferred tax assets:
Deferred compensation	$10.8	$11.1
Allowance for doubtful accounts	5.7	4.2
Accrued vacation and other	10.4	5.2
Inventory valuation	13.7	14.3
Tax loss carryforwards[1]	11.5	18.3
Unrealized loss on financial derivatives	4.8	0.5
Lease liability	111.6	1.6
Total deferred tax assets	168.5	55.2

Deferred tax liabilities:
Excess tax over book depreciation and amortization	(128.7)	(159.1)
Lease right-of-use asset	(113.8)	—
Total deferred tax liabilities	(242.5)	(159.1)

Net deferred income tax liabilities	$(74.0)	$(103.9)

_____________________________

[1]	Comprised of net operating loss, foreign tax, and alternative minimum tax carryforwards

The Company acquired $135.3 million of federal and state net operating loss (“NOL”) carryforwards as part of its acquisition of RSG in fiscal year 2016. For the year ended September 30, 2020, the Company utilized $4.3 million of federal NOLs. As of September 30, 2020, the Company had a total federal NOL carryforward balance of $27.8 million, portions of which are set to expire at various dates through 2035.

The Company’s non-domestic subsidiary, BRSCC, is treated as a controlled foreign corporation. BRSCC’s taxable income, which reflects all of the Company’s Canadian operations, is being taxed only in Canada and would generally be taxed in the United States only upon an actual or deemed distribution. The Company expects that BRSCC’s earnings will be indefinitely reinvested for the foreseeable future; therefore, no United States deferred tax asset or liability for the differences between the book basis and the tax basis of BRSCC has been recorded as of September 30, 2020.

As of September 30, 2020, the Company’s goodwill balance on its consolidated balance sheet was $2.49 billion, of which there remains an amortizable tax basis of $1.25 billion for income tax purposes.

As of September 30, 2020, there were no uncertain tax positions which, if recognized, would affect the Company’s effective tax rate. The Company’s accounting policy is to recognize any interest and penalties related to income tax matters in income tax expense in the consolidated statements of operations.

The Company has operations in 50 U.S. states and 6 provinces in Canada. The Company is currently under audit in certain state and local jurisdictions for various years. These audits may involve complex issues, which may require an extended period of time to resolve. Additional taxes are reasonably possible; however, the amounts cannot be estimated at this time or would not be significant. The Company is no longer subject to U.S. federal income tax examinations for any fiscal years ended on or before September 30, 2016. For the majority of states, the Company is also no longer subject to tax examinations for any fiscal years ended on or before September 30, 2016. In Canada, the Company is no longer subject to tax examinations for any fiscal years ended on or before September 30, 2016. For the Canadian provinces, the Company is no longer subject to tax examinations for any fiscal years ended on or before September 30, 2016.

15. Geographic Data

The following tables summarize certain geographic information for the periods presented (in millions):

	September 30,
	2020	2019
Long-lived assets:
U.S.	$985.8	$1,182.5
Canada	9.9	12.4
Total long-lived assets	$995.7	$1,194.9

16. Allowance for Doubtful Accounts

The following table summarizes changes in the valuation of the allowance for doubtful accounts (in millions):

Year Ended September 30,	Beginning Balance	Charged to Operations	Write-offs	Ending Balance
2020	$13.1	$19.2	$(13.1)	$19.2
2019	17.6	9.5	(14.0)	13.1
2018	11.8	11.0	(5.2)	17.6

The increase in valuation as of September 30, 2020 is primarily due to the recording of additional allowance in response to certain customer bankruptcies.

17. Fair Value Measurement

As of September 30, 2020, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

As of September 30, 2020, based upon recent trading prices (Level 2 — market approach), the fair value of the Company’s $300.0 million Senior Notes due in 2026 was $309.0 million and the fair value of the $1.30 billion Senior Notes due in 2025 was $1.28 billion.

As of September 30, 2020, the fair value of the Company’s term loan and revolving asset-based line of credit approximated the amount outstanding. The Company estimates the fair value of these financing arrangements by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

18. Employee Benefit Plans

The Company maintains defined contribution plans covering all full-time employees of the Company who have 90 days of service and are at least 21 years old. An eligible employee may elect to make a before-tax contribution of between 1% and 100% of his or her compensation through payroll deductions, not to exceed the annual limit set by law. The Company currently matches the first 50% of participant contributions limited to 6% of a participant’s gross compensation (maximum Company match is 3%). The combined total expense for this plan and a similar plan for Canadian employees was $12.1 million, $11.7 million, and $11.8 million for the years ended September 30, 2020, 2019, and 2018, respectively.

The Company sponsors an external pension fund for certain of its foreign employees who belong to a local union. Pension contributions are made to government-sponsored social security pension plans in accordance with local legal requirements. Annual contributions were $1.7 million, $1.0 million, and $0.2 million for the years ended September 30, 2020, 2019, and 2018, respectively.

The Company also participates in multi-employer defined benefit plans for which it is not the sponsor. The aggregated expense for these plans was $2.5 million, $2.6 million, and $1.8 million for the years ended September 30, 2020, 2019, and 2018, respectively. Withdrawal from participation in one of these plans requires the Company to make a lump-sum contribution to the plan, and the Company’s withdrawal liability depends on the extent of the plan’s funding of vested benefits, among other factors. During the year ended September 30, 2020, the Company withdrew from the Central States Pension Fund and Local 408 Pension Fund, both of which were reported to have underfunded liabilities. The Company reached a settlement agreement with each fund, and the lump-sum contributions made to exit the funds did not have a material impact on its results of operations.

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

The effectiveness of the swaps will be assessed qualitatively by the Company during the lives of the hedges by a) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and b) through an evaluation of the ability of the counterparty to the hedges to honor their obligations under the hedges. The Company performed a qualitative analysis as of September 30, 2020 and concluded that the swap agreements continue to meet the requirements under ASC 815 to qualify for cash flow hedge accounting. As of September 30, 2020, the fair value of the 3-year and 5-year swaps, net of tax, were $5.0 million and $10.0 million, respectively, both in favor of the counterparty. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

The Company records any differences paid or received on its interest rate hedges to interest expense, financing costs and other. The following table summarizes the combined fair values, net of tax, of the interest rate derivative instruments (in millions):

		Assets/(Liabilities) as of
		September 30,
Instrument	Fair Value Hierarchy	2020	2019
Designated interest rate swaps[1]	Level 2	$(15.0)	$(1.6)

_______________________

[1]	Assets are included on the consolidated balance sheets in prepaid expenses and other current assets, while liabilities are included in accrued expenses.

The fair value of the interest rate swaps is determined through the use of a pricing model, which utilizes verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “LIBOR Curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy.

The following table summarizes the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (in millions):

	Year Ended September 30,
Instrument	2020	2019	2018
Designated interest rate swaps	$(13.4)	$(1.6)	$—

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

1.Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2020. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were (1) designed to ensure that material information relating to Beacon Roofing Supply, Inc., including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) designed to be effective, and were effective, in that they provide reasonable assurance of achieving their objectives, including that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

2.Internal Control over Financial Reporting

(a)Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal controls over financial reporting as of September 30, 2020, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our assessment, we believe that, as of September 30, 2020, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

Our Independent Registered Public Accounting Firm has issued a report on our internal control over financial reporting. This report appears below.

(b)Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of

Beacon Roofing Supply, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Beacon Roofing Supply, Inc.’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Beacon Roofing Supply, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Beacon Roofing Supply, Inc. as of September 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and our report dated November 20, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Tysons, Virginia
November 20, 2020

(c)Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

This part of our Form 10-K, which includes Items 10 through 14, is omitted because we will file our definitive proxy statement for our 2021 Annual Meeting of Shareholders pursuant to Regulation 14A with the SEC not later than 120 days after the close of our fiscal year-end, which proxy statement will include the information required by Items 10 through 14 and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as September 30, 2020 and 2019
•	Consolidated Statements of Operations for the years ended September 30, 2020, 2019, and 2018
•	Consolidated Statements of Comprehensive Income for the years ended September 30, 2020, 2019, and 2018
•	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2020, 2019, and 2018
•	Consolidated Statements of Cash Flows for the years ended September 30, 2020, 2019, and 2018
•	Notes to Consolidated Financial Statements

(2)Financial Statement Schedules

Financial statement schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

(3)Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated as of August 24, 2017, by and among Beacon Roofing Supply, Inc., as Buyer, Oldcastle, Inc., as Parent, and Oldcastle Distribution, Inc., as Seller.	8-K	2.1	August 24, 2017
3.1	Second Amended and Restated Certificate of Incorporation of Beacon Roofing Supply, Inc.	10-K	3.1	December 23, 2004
3.2	Amended and Restated By-Laws of Beacon Roofing Supply, Inc.	8-K	3.1	September 24, 2014
3.3	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Participating Preferred Stock of Beacon Roofing Supply, Inc.	8-K	3.1	January 5, 2018
4.1	Description of Common Stock	10-K	4.1	November 26, 2019
4.2	Indenture, dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee.	8-K	4.1	October 1, 2015
4.3	Supplemental Indenture, dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc. (“Beacon”), certain direct and indirect subsidiaries of Beacon, as additional subsidiary guarantors, and U.S. Bank National Association, as trustee.	8-K	4.2	October 1, 2015
4.4	Second Supplemental Indenture, dated as of January 2, 2018, to the Indenture dated as of October 1, 2015, by and among Beacon Roofing Supply, Inc., certain direct and indirect subsidiaries of Beacon, as additional subsidiary guarantors, and U.S. Bank National Association, as trustee.	8-K	4.3	January 5, 2018
4.5	Form of 6.375% Senior Notes due 2023 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.2).	8-K	4.3	October 1, 2015
4.6	Indenture, dated as of October 25, 2017, between Beacon Escrow Corporation and U.S. Bank National Association, as trustee.	8-K	4.1	October 26, 2017
4.7	Supplemental Indenture, dated as of January 2, 2018, to the Indenture dated as of October 25, 2017, by and among Beacon Roofing Supply, Inc., certain direct and indirect subsidiaries of Beacon, as subsidiary guarantors, and U.S. Bank National Association, as trustee.	8-K	4.2	January 5, 2018
4.8	Form of 4.875% Senior Notes due 2025 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.6).	8-K	4.2	October 26, 2017
4.9	Indenture, dated as of October 9, 2019, by and among Beacon Roofing Supply, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent.	8-K	4.1	October 9, 2019
4.10	Form of 4.500% Senior Secured Notes due 2026 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.9).	8-K	4.2	October 9, 2019
10.1	Term Loan Credit Agreement, dated as of January 2, 2018, by and among Beacon Roofing Supply, Inc., Citibank N.A., as administrative agent, and the lenders and financial institutions party thereto.	8-K	10.1	January 5, 2018
10.2	Amended and Restated Credit Agreement, dated as of January 2, 2018, by and among Beacon Roofing Supply, Inc., Wells Fargo Bank, National Association, as administrative agent, and the US borrowers, Canadian borrower, lenders and financial institutions party thereto.	8-K	10.2	January 5, 2018

10.3*

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of July 28, 2020, by and among Beacon Roofing Supply, Inc., Wells Fargo Bank, National Association, as administrative agent, and the US borrowers, Canadian borrower, and lenders party thereto.

10.4	Investment Agreement, dated as of August 24, 2017, by and among Beacon Roofing Supply, Inc., CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for purposes of Sections 4.13 and 4.14 thereof), including the form of Certificate of Designations and Registration Rights Agreement attached as Exhibits A and B thereto, respectively.	8-K	10.1	August 24, 2017
10.5	Letter Agreement, dated as of November 20, 2018, by and among Beacon Roofing Supply, Inc., CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for the purposes described therein)	8-K	10.1	November 21, 2018
10.6	Letter Agreement, dated February 13, 2019, by and among Beacon Roofing Supply, Inc., CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for the purposes described therein)	10-Q	10.1	May 8, 2019
10.7	Registration Rights Agreement, dated as of January 2, 2018, by and between Beacon Roofing Supply, Inc. and CD&R Boulder Holdings, L.P.	8-K	10.4	January 5, 2018
10.8	Amendment and Restatement of Section 2(a) of the Registration Rights Agreement, dated June 11, 2019	10-Q	10.1	August 7, 2019
10.9	Executive Securities Agreement dated as of October 20, 2003 by and between Beacon Roofing Supply, Inc., Robert Buck and Code, Hennessy & Simmons III, L.P.	S-1	10.5	May 28, 2004
10.10+	Description of Executive Annual Incentive Plan	10-Q	10.2	February 4, 2020
10.11+	Beacon Roofing Supply, Inc. Amended and Restated 2004 Stock Plan	DEF 14A	Appendix A	January 7, 2011
10.12+	First Amendment dated as of October 31, 2011 to the Beacon Roofing Supply, Inc. 2004 Stock Plan	10-K	10.10	November 29, 2011
10.13+	Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan	DEF 14A	Appendix A	January 9, 2020
10.14+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settle at Retirement)	10-Q	10.2	May 8, 2020
10.15+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settle at Vest)	10-Q	10.3	May 8, 2020
10.16+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Performance-Based Restricted Stock Unit Award Agreement for Employees	10-Q	10.4	May 8, 2020
10.17+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Time-Based Restricted Stock Unit Award Agreement for Employees	10-Q	10.5	May 8, 2020
10.18+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Stock Option Agreement	10-Q	10.6	May 8, 2020
10.19*+	Executive Severance and Restrictive Covenant Agreement, dated as of September 10, 2020, between Beacon Roofing Supply, Inc., Beacon Sales Acquisition, Inc. and Julian G. Francis.
10.20*+	Form of Executive Severance and Restrictive Covenant Agreement between Beacon Roofing Supply, Inc., Beacon Sales Acquisition, Inc. and executive officers and certain senior management.
10.21+	Separation Agreement, dated as of November 24, 2019, between Beacon Roofing Supply, Inc. and Joseph Nowicki	10-Q	10.1	February 4, 2020
21*	Subsidiaries of Beacon Roofing Supply, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

ITEM 16.    10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACON ROOFING SUPPLY, INC. (REGISTRANT)

	By:	/s/ FRANK A. LONEGRO
Frank A. Lonegro
Executive Vice President and Chief Financial Officer
Date: November 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ PHILIP W. KNISELY	Chairman	November 20, 2020
Philip W. Knisely

/s/ JULIAN G. FRANCIS	President and Chief Executive Officer	November 20, 2020
Julian G. Francis

/s/ FRANK A. LONEGRO	Executive Vice President and Chief Financial Officer	November 20, 2020
Frank A. Lonegro

/s/ SAMUEL M. GUZMAN	Vice President and Chief Accounting Officer	November 20, 2020
Samuel M. Guzman

/s/ CARL T. BERQUIST	Director	November 20, 2020
Carl T. Berquist

/s/ ROBERT R. BUCK	Director	November 20, 2020
Robert R. Buck

/s/ BARBARA G. FAST	Director	November 20, 2020
Barbara G. Fast

/s/ RICHARD W. FROST	Director	November 20, 2020
Richard W. Frost

/s/ ALAN GERSHENHORN	Director	November 20, 2020
Alan Gershenhorn

/s/ ROBERT M. MCLAUGHLIN	Director	November 20, 2020
Robert M. McLaughlin

/s/ NEIL S. NOVICH	Director	November 20, 2020
Neil S. Novich

/s/ STUART A. RANDLE	Director	November 20, 2020
Stuart A. Randle

/s/ NATHAN K. SLEEPER	Director	November 20, 2020
Nathan K. Sleeper

/s/ DOUGLAS L. YOUNG	Director	November 20, 2020
Douglas L. Young