Form 10-Q
period 2020-12-31
BEACON ROOFING SUPPLY INC
filed 2021-02-09
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2020

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

As of January 31, 2021, 69,407,397 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Quarter Ended December 31, 2020

PART I.Financial Information (Unaudited)

Item 1.	Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(Unaudited; in millions, except per share amounts)

	December 31,	September 30,	December 31,
	2020	2020	2019
Assets
Current assets:
Cash and cash equivalents	$461.4	$624.6	$43.7
Accounts receivable, less allowance of $20.6, $17.9 and $13.8 as of December 31, 2020, September 30, 2020 and December 31, 2019, respectively	746.4	885.2	716.5
Inventories, net	952.9	871.4	946.7
Prepaid expenses and other current assets	330.0	351.8	279.1
Current assets held for sale	997.0	243.8	267.7
Total current assets	3,487.7	2,976.8	2,253.7
Property and equipment, net	209.5	207.8	210.4
Goodwill	1,757.5	1,756.1	1,756.9
Intangibles, net	492.6	518.0	747.9
Operating lease assets	371.8	376.2	395.9
Deferred income taxes, net	12.4	—	—
Other assets, net	2.1	2.1	—
Non-current assets held for sale	—	1,120.5	1,173.7
Total assets	$6,333.6	$6,957.5	$6,538.5

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$738.3	$885.8	$542.2
Accrued expenses	442.2	509.7	356.4
Current operating lease liabilities	84.0	84.0	83.1
Current portions of long-term debt/obligations	11.3	12.3	13.9
Current liabilities held for sale	175.1	139.4	123.1
Total current liabilities	1,450.9	1,631.2	1,118.7
Borrowings under revolving lines of credit, net	151.7	251.1	215.6
Long-term debt, net	2,494.1	2,494.2	2,495.1
Deferred income taxes, net	—	71.8	99.7
Non-current operating lease liabilities	286.6	290.5	308.5
Long-term obligations under equipment financing, net	—	—	1.6
Other long-term liabilities	6.3	5.2	0.4
Non-current liabilities held for sale	—	53.4	59.0
Total liabilities	4,389.6	4,797.4	4,298.6
Commitments and contingencies (Note 10)
Convertible Preferred Stock; $0.01 par value; aggregate liquidation preference $400.0; 0.4 shares authorized, issued and outstanding as of December 31, 2020, September 30, 2020 and December 31, 2019[1]	399.2	399.2	399.2
Stockholders' equity:
Common stock (voting); $0.01 par value; 100.0 shares authorized; 69.4, 69.0 and 68.8 shares issued and outstanding as of December 31, 2020, September 30, 2020 and December 31, 2019, respectively	0.7	0.7	0.7
Undesignated preferred stock; 5.0 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	1,109.8	1,100.6	1,087.0
Retained earnings	463.5	694.3	769.8
Accumulated other comprehensive income (loss)	(29.2)	(34.7)	(16.8)
Total stockholders' equity	1,544.8	1,760.9	1,840.7
Total liabilities and stockholders' equity	$6,333.6	$6,957.5	$6,538.5

________________________________________

[1]	See Note 5 for additional information.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(Unaudited; in millions, except per share amounts)

	Three Months Ended December 31,
	2020	2019
Net sales	$1,576.5	$1,415.3
Cost of products sold	1,176.8	1,075.2
Gross profit	399.7	340.1
Operating expense:
Selling, general and administrative	265.2	273.2
Depreciation	13.9	15.8
Amortization	25.5	32.1
Total operating expense	304.6	321.1
Income (loss) from operations	95.1	19.0
Interest expense, financing costs, and other	30.0	38.4
Loss on debt extinguishment	—	14.7
Income (loss) from continuing operations before income taxes	65.1	(34.1)
Provision for (benefit from) income taxes	17.7	(10.1)
Net income (loss) from continuing operations	47.4	(24.0)
Net income (loss) from discontinued operations[1]	(267.9)	0.6
Net income (loss)	(220.5)	(23.4)
Dividends on Preferred Stock	6.0	6.0
Net income (loss) attributable to common shareholders	$(226.5)	$(29.4)

Weighted-average common stock outstanding:
Basic	69.2	68.7
Diluted	70.0	68.7

Net income (loss) per share[2]:
Basic - Continuing operations	$0.60	$(0.44)
Basic - Discontinued operations	(3.87)	0.01
Basic net income (loss) per share	$(3.27)	$(0.43)

Diluted - Continuing operations	$0.59	$(0.44)
Diluted - Discontinued operations	(3.83)	0.01
Diluted net income (loss) per share	$(3.24)	$(0.43)

______________________________

[1]	See Note 3 for additional information.
[2]	See Note 5 for detailed calculations and further discussion.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(Unaudited; in millions)

	Three Months Ended December 31,
	2020	2019
Net income (loss)	$(220.5)	$(23.4)
Other comprehensive income (loss):
Foreign currency translation adjustment	3.9	1.3
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	1.6	2.5
Total other comprehensive income (loss)	5.5	3.8
Comprehensive income (loss)	$(215.0)	$(19.6)

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited; in millions)

	Common Stock			Retained
	Shares	Amount	APIC[1]	Earnings	AOCI[2]	Total
Three Months Ended December 31, 2020
Balance as of September 30, 2020	69.0	$0.7	$1,100.6	$694.3	$(34.7)	$1,760.9
Adoption of ASU 2016-13	—	—	—	(4.3)	—	(4.3)
Issuance of common stock, net of shares withheld for taxes	0.4	—	4.3	—	—	4.3
Stock-based compensation	—	—	4.9	—	—	4.9
Other comprehensive income (loss)	—	—	—	—	5.5	5.5
Net income (loss)	—	—	—	(220.5)	—	(220.5)
Dividends on Preferred Stock	—	—	—	(6.0)	—	(6.0)
Balance as of December 31, 2020	69.4	$0.7	$1,109.8	$463.5	$(29.2)	$1,544.8

Three Months Ended December 31, 2019
Balance as of September 30, 2019	68.6	$0.7	$1,083.0	$799.2	$(20.6)	$1,862.3
Issuance of common stock, net of shares withheld for taxes	0.2	—	(1.2)	—	—	(1.2)
Stock-based compensation	—	—	5.2	—	—	5.2
Other comprehensive income (loss)	—	—	—	—	3.8	3.8
Net income (loss)	—	—	—	(23.4)	—	(23.4)
Dividends on Preferred Stock	—	—	—	(6.0)	—	(6.0)
Balance as of December 31, 2019	68.8	$0.7	$1,087.0	$769.8	$(16.8)	$1,840.7

____________________________________

[1]	Additional Paid-in Capital (“APIC”).
[2]	Accumulated Other Comprehensive Income (Loss) ("AOCI").

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows

(Unaudited; in millions)

	Three Months Ended December 31,
	2020	2019
Operating Activities
Net income (loss)	$(220.5)	$(23.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52.3	63.9
Stock-based compensation	4.9	5.2
Certain interest expense and other financing costs	2.9	2.8
Loss on debt extinguishment	—	14.7
Gain on sale of fixed assets and other	(0.6)	(0.3)
Deferred income taxes	(85.9)	2.4
Loss on classification as held for sale[1]	355.4	—
Changes in operating assets and liabilities:
Accounts receivable	149.6	247.6
Inventories	(89.3)	(19.2)
Prepaid expenses and other current assets	18.0	(3.4)
Accounts payable and accrued expenses	(227.5)	(417.5)
Other assets and liabilities	1.6	1.9
Net cash provided by (used in) operating activities	(39.1)	(125.3)

Investing Activities
Purchases of property and equipment	(18.0)	(12.2)
Proceeds from the sale of assets	0.7	0.4
Net cash provided by (used in) investing activities	(17.3)	(11.8)

Financing Activities
Borrowings under revolving lines of credit	2.3	750.7
Payments under revolving lines of credit	(102.3)	(616.8)
Payments under term loan	(2.4)	(2.4)
Borrowings under senior notes	—	300.0
Payment under senior notes	—	(309.6)
Payment of debt issuance costs	—	(3.6)
Payments under equipment financing facilities and finance leases	(1.7)	(2.3)
Payment of dividends on Preferred Stock	(6.0)	(6.0)
Proceeds from issuance of common stock related to equity awards	7.1	0.9
Payment of taxes related to net share settlement of equity awards	(2.8)	(2.1)
Net cash provided by (used in) financing activities	(105.8)	108.8

Effect of exchange rate changes on cash and cash equivalents	(1.0)	(0.3)

Net increase (decrease) in cash and cash equivalents	(163.2)	(28.6)
Cash and cash equivalents, beginning of period	624.6	72.3
Cash and cash equivalents, end of period	$461.4	$43.7

Supplemental Cash Flow Information
Operating cash flows provided by (used in) discontinued operations	$(6.4)	$12.4
Investing cash flows provided by (used in) discontinued operations	$(2.5)	$(6.9)
Cash paid during the period for:
Interest	$47.1	$57.4
Income taxes paid (received), net of refunds	$2.0	$0.1

______________________________

[1]	See Note 3 for additional information.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited; in millions, except per share amounts or otherwise indicated)

1. Company Overview

Beacon Roofing Supply, Inc. (“Beacon” or the “Company”) was incorporated in the state of Delaware on August 22, 1997 and is the largest publicly traded distributor of residential and non-residential roofing materials and complementary building products in the United States and Canada.

On December 20, 2020, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with ASP Sailor Acquisition Corp. (the “Buyer”). Pursuant to the Purchase Agreement, Beacon has agreed to sell its interior products and insulation businesses (“Interior Products”) to the Buyer, an entity controlled by affiliates of American Securities LLC. Subject to the terms and conditions of the Purchase Agreement, the Buyer has agreed to purchase all of the outstanding equity interests in a limited liability company newly formed to hold Interior Products for a purchase price of $850 million in cash payable at closing, subject to certain customary adjustments set forth in the Purchase Agreement. The definitive agreement was publicly announced on December 21, 2020. The transaction is expected to close during the Company’s fiscal 2021 second quarter, subject to customary closing conditions as set forth in the Purchase Agreement. The Company has reflected Interior Products as discontinued operations for all periods presented. For additional information, see Notes 2 and 3.

On January 15, 2020, the Company announced the rebranding of its exterior products branches with the trade name “Beacon Building Products” (the “Rebranding”). The new name, and a related logo, were adopted at over 450 Beacon one-step exterior products branches. The Company’s Interior Products, weatherproofing and two-step branches continue to operate under legacy brand names.

The Company operates its business under regional and local trade names and services customers in all 50 states throughout the U.S. and 6 provinces in Canada. The Company’s material subsidiaries are Beacon Sales Acquisition, Inc. and Beacon Roofing Supply Canada Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. Additionally, beginning with the condensed consolidated financial statements for the three months ended December 31, 2020, the Company has reflected Interior Products as discontinued operations for all periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations. Certain prior period amounts have been reclassified to conform to current period presentation. The balance sheet as of December 31, 2019 has been presented for a better understanding of the impact of seasonal fluctuations on the Company’s financial condition.

In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended December 31, 2020 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2021.

The three-month periods ended December 31, 2020 and 2019 each had 62 business days. Beacon uses a fiscal reporting calendar which begins on October 1 and ends on September 30. The three-month period ended December 31, 2020 equates to the Company’s fiscal 2021 first quarter.

These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the Company’s fiscal year 2020 (“2020”) Annual Report on Form 10-K for the year ended September 30, 2020.

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

Recent Accounting Pronouncements—Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.” This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This new standard became effective for the Company on October 1, 2020. The adoption of the new standard was done using the modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of October 1, 2020. The most significant effect of the standard was an increase to the Company’s accounts receivable reserve and a corresponding retained earnings adjustment of approximately $4.3 million on October 1, 2020.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Accounting for Goodwill Impairment.” This guidance is intended to introduce a simplified approach to measurement of goodwill impairment, eliminating the need for a hypothetical purchase price allocation and instead measuring impairment by the amount a reporting unit’s carrying value exceeds its fair value. This new standard became effective for the Company on October 1, 2020. The adoption of this new guidance did not have a material impact on the Company’s financial statements and related disclosures.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional practical expedients to ease the potential burden in accounting for contract modifications and hedge accounting related to reference rate reform. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848), Scope,” to clarify the scope of the guidance and reduce potential diversity in practice. The standard is effective as of March 12, 2020 through December 31, 2022. However, the standard is not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The Company expects to elect optional expedients and exceptions provided by the guidance, as needed, related to the 2023 ABL and 2025 Term Loan debt instruments, both of which include interest rates based on a LIBOR rate (with a floor) plus a fixed spread. The Company will evaluate and disclose the impact of this guidance in the period of election, as well as the nature and reason for doing so.

3. Discontinued Operations

On December 20, 2020, the Company entered into the Purchase Agreement, pursuant to which it has agreed to sell Interior Products to the Buyer. Subject to the terms and conditions of the Purchase Agreement, the Buyer has agreed to purchase all of the outstanding equity interests in a limited liability company newly formed to hold Interior Products for a purchase price of $850 million in cash payable at closing, subject to certain customary adjustments set forth in the Purchase Agreement. The definitive agreement was publicly announced on December 21, 2020.

The Company entered into this divestiture of net assets previously acquired as part of the Allied Acquisition in 2018 (see Note 5 for additional information) to reduce net leverage, strengthen its balance sheet, enhance leadership focus, and provide the financial flexibility to pursue strategic growth initiatives in its core exteriors business. The transaction is expected to close during the Company’s fiscal 2021 second quarter, subject to customary closing conditions as set forth in the Purchase Agreement.

The following table reconciles major line items constituting pretax income (loss) from discontinued operations to net income (loss) from discontinued operations as presented in the condensed consolidated statements of operations (in millions):

	Three Months Ended December 31,
	2020	2019
Net sales	$248.8	$259.8
Cost of products sold	(183.8)	(189.2)
Selling, general and administrative	(56.9)	(53.7)
Depreciation and amortization	(12.9)	(16.0)
Other income (loss)	0.1	0.2
Loss on classification as held for sale	(355.4)	—
Pretax income (loss) from discontinued operations	(360.1)	1.1
Provision for (benefit from) income taxes	(92.2)	0.5
Net income (loss) from discontinued operations	$(267.9)	$0.6

The estimated loss on classification as held for sale of $355.4 million for the three months ended December 31, 2020 is calculated by comparing the purchase price (as adjusted) to the carrying value of the net assets of Interior Products. As Interior Products represents a component of the Company’s single reporting unit, the carrying value of the net assets of Interior Products includes an allocation of $734.3 million of the Company’s consolidated goodwill balance. The Company allocated consolidated goodwill based on the relative fair value of the component, which was determined using the estimated purchase price (as adjusted) of Interior Products and the market capitalization of the Company as of December 31, 2020. The net result of this allocation attributed a higher amount of goodwill than that which was directly associated with the Interior Products portion of the Allied Acquisition, thereby having a significant influence on the estimated loss on the Interior Products divestiture transaction. Upon closing of the transaction, the estimated loss will be adjusted accordingly to reflect the final purchase price and carrying value of the net assets of Interior Products as of the close date, which will include an updated allocation of the Company’s goodwill to Interior Products.

The following table reconciles the carrying amounts of major classes of assets and liabilities of discontinued operations to total assets and liabilities of discontinued operations that are classified as held for sale in the condensed consolidated balance sheets (in millions):
	December 31,	September 30,	December 31,
	2020	2020	2019
Carrying amounts of major classes of assets held for sale:
Accounts receivable, net	$130.6	$144.1	$144.6
Inventories, net	82.4	73.2	91.1
Prepaid expenses and other current assets	30.7	26.5	32.0
Total current assets		243.8	267.7
Property and equipment, net	35.8	35.9	42.6
Goodwill	378.9	734.3	734.3
Intangibles, net	273.1	283.2	329.6
Operating lease assets	65.5	67.1	67.2
Total non-current assets		1,120.5	1,173.7
Total assets held for sale[1]	$997.0	$1,364.3	$1,441.4

Carrying amounts of major classes of liabilities held for sale:
Accounts payable	$52.6	$68.8	$52.4
Accrued expenses	56.3	54.1	54.8
Current operating lease liabilities	16.2	16.5	15.9
Total current liabilities		139.4	123.1
Deferred income taxes, net	—	2.2	7.4
Non-current operating lease liabilities	48.9	49.9	50.0
Other long-term liabilities	1.1	1.3	1.6
Total non-current liabilities		53.4	59.0
Total liabilities held for sale[1]	$175.1	$192.8	$182.1

__________________________________________________

[1]	All assets and liabilities held for sale as of December 31, 2020 were classified as current because the sale of Interior Products was probable to be completed within one year.

4. Net Sales

The following table presents the Company’s net sales by product line and geography (in millions):

	U.S.	Canada	Total
Three Months Ended December 31, 2020
Residential roofing products	$831.3	$13.5	$844.8
Non-residential roofing products	366.1	32.2	398.3
Complementary building products	331.0	2.4	333.4
Total net sales	$1,528.4	$48.1	$1,576.5

Three Months Ended December 31, 2019
Residential roofing products	$685.9	$10.9	$696.8
Non-residential roofing products	379.6	32.4	412.0
Complementary building products	304.3	2.2	306.5
Total net sales	$1,369.8	$45.5	$1,415.3

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

The following table presents the components and calculations of basic and diluted net income (loss) per share (in millions, except per share amounts):

	Three Months Ended December 31,
	2020	2019
Net income (loss)	$(220.5)	$(23.4)
Dividends on Preferred Stock	6.0	6.0
Net income (loss) attributable to common shareholders	(226.5)	(29.4)
Undistributed income allocated to participating securities	—	—
Net income (loss) attributable to common shareholders - basic and diluted	(226.5)	(29.4)
Net income (loss) from discontinued operations attributable to common shareholders - basic and diluted	(267.9)	0.6
Net income (loss) from continuing operations attributable to common shareholders - basic and diluted	$41.4	$(30.0)

Weighted-average common shares outstanding - basic	69.2	68.7
Effect of common share equivalents	0.8	—
Weighted-average common shares outstanding - diluted	70.0	68.7

Net income (loss) per share:
Basic - Continuing operations	$0.60	$(0.44)
Basic - Discontinued operations	(3.87)	0.01
Basic net income (loss) per share	$(3.27)	$(0.43)

Diluted - Continuing operations	$0.59	$(0.44)
Diluted - Discontinued operations	(3.83)	0.01
Diluted net income (loss) per share	$(3.24)	$(0.43)

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per share because the effect was either anti-dilutive or the requisite performance conditions were not met (in millions):

	Three Months Ended December 31,
	2020	2019
Stock options	1.3	1.9
Restricted stock units	—	0.4
Preferred Stock	9.7	9.7

6. Stock-based Compensation

On December 23, 2019, the Board of Directors of the Company approved the Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan (the “2014 Plan”). On February 11, 2020, the shareholders of the Company approved an additional 4,850,000 shares under the 2014 Plan. The 2014 Plan, which was originally approved by the shareholders on February 12, 2014, provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights to selected employees and non-employee directors. The 2014 Plan mandates that all forfeited, expired, and withheld shares, including those from the predecessor plan, be returned to the 2014 Plan and made available for issuance. As of December 31, 2020, there were 5,204,996 shares of common stock available for issuance. The 2014 Plan is the only plan maintained by the Company pursuant to which equity awards are granted.

Equity awards granted in fiscal year 2015 and later contain a “double trigger” change in control mechanism. Unless an award is continued or assumed by a public company in an equitable manner, an award shall become fully vested immediately prior to a change in control (at 100% of the grant target in the case of a performance-based restricted stock unit award). If an award is so continued or assumed, vesting will continue in accordance with the terms of the award, unless there is a qualifying termination within one-year following the change in control, in which event the award shall immediately become fully vested (at 100% of the grant target in the case of a performance-based restricted stock unit award). Options granted prior to October 1, 2014 vest immediately upon a change in control of the Company.

Stock Options

Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in three annual installments over the three-year period following the grant dates.

The fair values of the options granted for the three months ended December 31, 2020 were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	0.44%
Expected volatility	48.15%
Expected life (in years)	5.36
Dividend yield	—

The following table summarizes all stock option activity for the three months ended December 31, 2020 (in millions, except per share and time period amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of September 30, 2020	2.5	$33.09	5.9	$6.9
Granted	0.3	35.78
Exercised	(0.3)	26.93
Canceled/Forfeited	(0.0)	45.99
Expired	(0.0)	15.47
Balance as of December 31, 2020	2.5	$33.98	6.4	$19.9
Vested and expected to vest after December 31, 2020	2.4	$34.00	6.3	$19.6
Exercisable as of December 31, 2020	1.7	$34.86	5.1	$13.4

______________________________________________________

1  Aggregate intrinsic value represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.

During the three months ended December 31, 2020 and 2019, the Company recorded stock-based compensation expense related to stock options of $1.1 million and $1.1 million, respectively. As of December 31, 2020, there was $8.5 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes additional information on stock options (in millions, except per share amounts):

	Three Months Ended December 31,
	2020	2019
Weighted-average fair value of stock options granted	$15.62	$10.70
Total grant date fair value of stock options vested	$4.1	$3.9
Total intrinsic value of stock options exercised	$2.6	$0.7

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

The following table summarizes all restricted stock unit activity for the three months ended December 31, 2020 (in millions, except per share amounts):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of September 30, 2020	1.2	$33.55
Granted	0.3	36.07
Released	(0.2)	45.02
Canceled/Forfeited	(0.2)	28.67
Balance as of December 31, 2020	1.1	$32.93
Vested and expected to vest after December 31, 2020	1.0	$32.95

During the three months ended December 31, 2020 and 2019, the Company recorded stock-based compensation expense related to restricted stock units of $2.7 million and $3.7 million, respectively. As of December 31, 2020, there was $20.8 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes additional information on RSUs (in millions, except per share amounts):

	Three Months Ended December 31,
	2020	2019
Weighted-average fair value of RSUs granted	$36.07	$33.47
Total grant date fair value of RSUs vested	$11.3	$8.1
Total intrinsic value of RSUs released	$9.5	$6.8

7. Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill during the three months ended December 31, 2020 and 2019, respectively (in millions):

Balance as of September 30, 2020	$1,756.1
Translation and other adjustments	1.4
Balance as of December 31, 2020	$1,757.5

Balance as of September 30, 2019	$1,756.3
Translation and other adjustments	0.6
Balance as of December 31, 2019	$1,756.9

The changes in the carrying amount of goodwill for the three months ended December 31, 2020 and 2019 were driven primarily by foreign currency translation adjustments.

Intangible Assets

The following table summarizes intangible assets by category (in millions, except time period amounts):

	December 31, 2020	September 30, 2020	December 31, 2019	Weighted-Average Remaining Life[1] (Years)
Amortizable intangible assets:
Non-compete agreements	$0.2	$0.2	$2.8	1.4
Customer relationships	1,085.9	1,085.5	1,135.5	16.1
Trademarks	3.7	3.7	7.0	6.3
Total amortizable intangible assets	1,089.8	1,089.4	1,145.3
Accumulated amortization	(607.0)	(581.2)	(544.2)
Total amortizable intangible assets, net	482.8	508.2	601.1
Indefinite-lived trademarks	9.8	9.8	146.8
Total intangibles, net	$492.6	$518.0	$747.9

_________________________________________

[1]	As of December 31, 2020.

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

During the three months ended December 31, 2020 and 2019, the Company recorded $25.5 million and $32.1 million of amortization expense relating to the above-listed intangible assets, respectively. The intangible asset lives range from 5 to 20 years and have a weighted-average remaining life of 16.1 years as of December 31, 2020.

The following table summarizes the estimated future amortization expense for intangible assets (in millions):

Year Ending September 30,
2021 (Jan - Sept)	$75.7
2022	82.4
2023	66.6
2024	53.4
2025	43.2
Thereafter	161.5
Total future amortization expense	$482.8

8. Financing Arrangements

The following table summarizes all outstanding debt (presented net of unamortized debt issuance costs) and other financing arrangements (in millions):

	December 31, 2020	September 30, 2020	December 31, 2019
Revolving Lines of Credit
2023 ABL:
U.S. Revolver[1]	$151.7	$251.1	$209.5
Canada Revolver[2]	—	—	6.1
Current portion	—	—	—
Borrowings under revolving lines of credit, net	$151.7	$251.1	$215.6

Long-term Debt, net
Term Loan:
2025 Term Loan[3]	$921.3	$922.3	$925.5
Current portion	(9.7)	(9.7)	(9.7)
Long-term borrowings under term loan	911.6	912.6	915.8
Senior Notes:
2025 Senior Notes[4]	1,286.4	1,285.7	1,283.6
2026 Senior Notes[5]	296.1	295.9	295.7
Current portion	—	—	—
Long-term borrowings under senior notes	1,582.5	1,581.6	1,579.3
Long-term debt, net	$2,494.1	$2,494.2	$2,495.1

Equipment Financing Facilities, net
Equipment financing facilities[6]	$1.6	$2.6	$5.8
Current portion	(1.6)	(2.6)	(4.2)
Long-term obligations under equipment financing, net	$—	$—	$1.6

____________________________________________________________

[1]	Effective rate on borrowings of 1.41%, 1.89% and 3.25% as of December 31, 2020, September 30, 2020 and December 31, 2019, respectively.
[2]	Effective rate on borrowings of 4.20% as of December 31, 2019.
[3]	Interest rate of 2.40%, 2.41% and 3.95% as of December 31, 2020, September 30, 2020 and December 31, 2019, respectively.
[4]	Interest rate of 4.88% for all periods presented.
[5]	Interest rate of 4.50% for all periods presented.
[6]	Fixed interest rates ranging from 2.33% to 2.89% for all periods presented.

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

As of December 31, 2020, the outstanding balance on the 2026 Senior Notes, net of $3.9 million of unamortized debt issuance costs, was $296.1 million.

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

There is one financial covenant under the 2023 ABL, which is the Fixed Charge Coverage Ratio (the “FCCR”). The FCCR is calculated by dividing Consolidated EBITDA, less Capital Expenditures, by Consolidated Fixed Charges (all terms as defined in the agreement). Per the covenant, the Company’s FCCR must be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis (or under certain circumstances, at the end of each fiscal month, calculated on a trailing twelve-month basis). Compliance is only required at such times as borrowing availability (subject to certain adjustments) is less than the greater of (i) 10% of the lesser of the borrowing base or the aggregate commitments or (ii) $90.0 million, and for a period of thirty days thereafter. The Company was in compliance with this covenant as of December 31, 2020.

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

As of December 31, 2020, the total balance outstanding on the 2023 ABL, net of $5.3 million of unamortized debt issuance costs, was $151.7 million. The Company also has outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $12.8 million as of December 31, 2020.

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

As of December 31, 2020, the outstanding balance on the 2025 Term Loan, net of $22.0 million of unamortized debt issuance costs, was $921.3 million.

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

As of December 31, 2020, the outstanding balance on the 2025 Senior Notes, net of $13.6 million of unamortized debt issuance costs, was $1.29 billion.

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

Equipment Financing Facilities

As of December 31, 2020, the Company had $1.6 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 2.89% and payments due through September 2021.

9. Leases

The following table summarizes components of operating lease costs recognized within selling, general and administrative expenses (in millions):

	Three Months Ended December 31,
	2020	2019
Operating lease costs	$25.7	$26.5
Variable lease costs	2.3	2.2
Total operating lease costs	$28.0	$28.7

The following table presents supplemental cash flow information related to operating leases (in millions):

Three Months Ended December 31,
2020
Operating cash flows for operating lease liabilities	$24.4

As of December 31, 2020, the Company’s operating leases had a weighted-average remaining lease term of 5.7 years and a weighted-average discount rate of 3.81% The following table summarizes future lease payments under operating leases as of December 31, 2020 (in millions):

Year Ending September 30,
2021 (Jan - Sept)	$72.7
2022	88.0
2023	73.3
2024	59.2
2025	37.2
Thereafter	81.4
Total future lease payments	411.8
Imputed interest	(41.2)
Total operating lease liabilities	$370.6

10. Commitments and Contingencies

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

The following table summarizes the components of and changes in accumulated other comprehensive loss (in millions):

	Foreign	Derivative
	Currency Translation	Financial Instruments	AOCI
Balance as of September 30, 2020	$(19.7)	$(15.0)	$(34.7)
Other comprehensive income before reclassifications	3.9	1.6	5.5
Reclassifications out of other comprehensive loss	—	—	—
Balance as of December 31, 2020	$(15.8)	$(13.4)	$(29.2)

Gains (losses) on derivative instruments are recognized in the consolidated statements of operations in interest expense, financing costs, and other.

12. Geographic Data

The following table summarizes certain geographic information (in millions):

	December 31, 2020	September 30, 2020	December 31, 2019
Long-lived assets:
U.S.	$683.9	$708.2	$799.5
Canada	10.5	9.9	12.0
Total long-lived assets	$694.4	$718.1	$811.5

13. Fair Value Measurement

As of December 31, 2020, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

As of December 31, 2020, based upon recent trading prices (Level 2), the fair value of the Company’s $300.0 million Senior Notes due in 2026 was $314.3 million and the fair value of the $1.30 billion Senior Notes due 2025 was $1.33 billion.

As of December 31, 2020, the fair value of the Company’s term loan and revolving lines of credit approximated the amount outstanding. The Company estimates the fair value of its term loan and revolving lines of credit by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

14. Financial Derivatives

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings.

On September 11, 2019, the Company entered into two interest rate swap agreements to manage the interest rate risk associated with the variable rate on the 2025 Term Loan. Each swap agreement has a notional amount of $250 million. One agreement (the “5-year swap”) will expire on August 30, 2024 and swaps the thirty-day LIBOR with a fixed-rate of 1.49%. The second agreement (the “3-year swap”) will expire on August 30, 2022 and swaps the thirty-day LIBOR with a fixed-rate of 1.50%. At the inception of the swap agreements, the Company determined that both swaps qualified for cash flow hedge accounting under ASC 815. Therefore, changes in the fair value of the effective portions of the swaps, net of taxes, will be recognized in other comprehensive income each period, then reclassified into the consolidated statements of operations as a component of interest expense, financing costs, and other in the period in which the hedged transaction affects earnings. Any ineffective portions of the hedges are immediately recognized in earnings as a component of interest expense, financing costs and other.

The effectiveness of the swaps will be assessed qualitatively by the Company during the lives of the hedges by a) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and b) through an evaluation of the ability of the counterparty to the hedges to honor their obligations under the hedges. The Company performed a qualitative analysis as of December 31, 2020 and concluded that the swap agreements continue to meet the requirements under ASC 815 to qualify for cash flow hedge accounting. As of December 31, 2020, the fair value of the 3‑year and 5‑year swaps, net of tax, were $4.4 million and $9.0 million, respectively, both in favor of the counterparty. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

The Company records any differences paid or received on its interest rate hedges to interest expense, financing costs and other. The following table summarizes the combined fair values, net of tax, of the interest rate derivative instruments (in millions):

Instrument	Fair Value Hierarchy	December 31, 2020	September 30, 2020	December 31, 2019
Designated interest rate swaps[1]	Level 2	$(13.4)	$(15.0)	$0.9

_______________________

[1]	Assets are included on the consolidated balance sheets in prepaid expenses and other current assets, while liabilities are included in accrued expenses.

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

The following table summarizes the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (in millions):

	Three Months Ended December 31,
Instrument	2020	2019
Designated interest rate swaps	$1.6	$2.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis included in our 2020 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2021” refer to the three months ended December 31, 2020 being discussed and references to “2020” refer to the three months ended December 31, 2019 being discussed. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Overview

We are the largest publicly traded distributor of roofing materials and complementary building products in the United States and Canada. We are among the oldest and most established distributors in the industry, providing high-quality products to the building industry. Our customers rely on us for local access to the building products and services they need to operate their businesses and serve their clients.

On December 20, 2020, we entered into an Equity Purchase Agreement (the “Purchase Agreement”) with ASP Sailor Acquisition Corp. (the “Buyer”). Pursuant to the Purchase Agreement, we have agreed to sell our interior products and insulation businesses (“Interior Products”) to the Buyer, an entity controlled by affiliates of American Securities LLC. Subject to the terms and conditions of the Purchase Agreement, the Buyer has agreed to purchase all of the outstanding equity interests in a limited liability company newly formed to hold Interior Products for a purchase price of $850 million in cash payable at closing, subject to certain customary adjustments set forth in the Purchase Agreement. We intend to use the anticipated after-tax proceeds of approximately $750 million from the divestiture of our Interior Products business to reduce net leverage, strengthen our balance sheet, and provide the financial flexibility to pursue strategic growth initiatives in our core exteriors business. The transaction is expected to close during our fiscal 2021 second quarter, subject to customary closing conditions as set forth in the Purchase Agreement. Beginning with the condensed consolidated financial statements for the three months ended December 31, 2020, we have reflected Interior Products as discontinued operations for all periods presented. Unless otherwise noted, amounts and disclosures throughout this Management’s Discussion and Analysis relate to our continuing operations. For additional information, see Note 3 in the Notes to Condensed Consolidated Financial Statements.

On January 15, 2020, we announced the rebranding of our exterior products branches with the trade name “Beacon Building Products” (the “Rebranding”). The new name, and a related logo, were adopted at over 450 Beacon one-step exterior products branches. Our interior, insulation, weatherproofing and two-step branches continue to operate under legacy brand names.

As of December 31, 2020, we operated 524 branches (443 of which are reflected in continuing operations) throughout all 50 states in the U.S. and 6 provinces in Canada. We offer one of the most extensive assortments of high-quality branded products in the industry, with approximately 160,000 SKUs (approximately 140,000 from continuing operations) available across our branch network.

We serve over 100,000 customers (over 90,000 from continuing operations) by promptly providing the products they require, allowing our customers to deliver on the project specifications and timelines that are critical to their success. Our customer base is composed mainly of a diverse population of building contractors from the markets in which we operate. These local, regional, and national contractors work on new construction projects as well as the repair or remodeling of residential and non-residential properties. We also distribute products to home builders, building owners, and retailers.

Effective execution of both our sales and operating plans enables us to grow beyond the relative strength of the markets we serve. Our business model is a bottom-up approach, where each of our branches uses its local and regional knowledge and experience to assist with the development of a marketing plan and product mix that is best suited for its respective market. Local alignment with overall strategic goals provides the foundation for significant ownership of results at the branch level. Our distinctive operating model and branch level autonomy differentiate us from the competition. Our branch-based operating model is further enhanced in large markets by networking branches through our On-Time and Complete network (Beacon OTC®) that allows us to serve our customers more effectively and efficiently.

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

Our recent history has been strongly influenced by significant acquisition-driven growth, highlighted by the acquisitions of Allied Building Products Corp. (“Allied”) for $2.88 billion in 2018 (the “Allied Acquisition”) and Roofing Supply Group, LLC (“RSG”) for $1.17 billion in 2016 (the “RSG Acquisition”). These strategic acquisitions expanded our geographic footprint, enhanced our market presence, and diversified our product offerings. The scale we have achieved from our expansion efforts will serve as a competitive advantage, also allowing us to use our assets more efficiently and control our expenses to drive operating leverage.

While we will continue to pursue strategic acquisitions to grow our business, our primary focus is now on continuing to identify additional opportunities for organic growth and improving our operations. Our recent highlights in these pursuits are demonstrated by the following results:

•	2021 organic daily sales growth of 11.4% as compared to 2020;
•	eight new branch locations (six of which are reflected in continuing operations) since the start of fiscal year 2020; and
•	significant improvements in labor cost efficiency and fleet utilization metrics as compared to historical levels, driven by strategic cost actions.

COVID-19 Pandemic

We continue to monitor the ongoing impact of the COVID-19 pandemic. The health and safety of our employees, customers and the communities in which we operate remains our top priority, and the safety measures we implemented in response to the COVID-19 backdrop remain in place. Our essential business designation status in all the local markets that we serve has not changed, and we have yet to experience a significant amount of business disruption from forced temporary branch closures due to COVID-19. To date, our business experienced the largest adverse impact from COVID-19 in the third quarter of fiscal year 2020, mainly in areas with significant government construction restrictions that have since been reduced. We have the financial strength and operational flexibility to respond to future COVID-19 pandemic restrictions and have taken proactive steps to make a number of the cost management initiatives undertaken in response the COVID-19 pandemic permanent. We are also monitoring input costs to ensure we are well-positioned to take advantage of any opportunities that present themselves over the next several quarters.

Comparison of the Three Months Ended December 31, 2020 and 2019

The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in millions):

	Three Months Ended December 31,
	2020	2019
Net sales	$1,576.5	$1,415.3
Cost of products sold	1,176.8	1,075.2
Gross profit	399.7	340.1
Operating expense:
Selling, general and administrative	265.2	273.2
Depreciation	13.9	15.8
Amortization	25.5	32.1
Total operating expense	304.6	321.1
Income (loss) from operations	95.1	19.0
Interest expense, financing costs, and other	30.0	38.4
Loss on debt extinguishment	—	14.7
Income (loss) from continuing operations before income taxes	65.1	(34.1)
Provision for (benefit from) income taxes	17.7	(10.1)
Net income (loss) from continuing operations	47.4	(24.0)
Net income (loss) from discontinued operations	(267.9)	0.6
Net income (loss)	(220.5)	(23.4)
Dividends on Preferred Stock	6.0	6.0
Net income (loss) attributable to common shareholders	$(226.5)	$(29.4)

	Three Months Ended December 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of products sold	74.6%	76.0%
Gross profit	25.4%	24.0%
Operating expense:
Selling, general and administrative	16.8%	19.3%
Depreciation	0.9%	1.1%
Amortization	1.6%	2.3%
Total operating expense	19.3%	22.7%
Income (loss) from operations	6.1%	1.3%
Interest expense, financing costs, and other	2.0%	2.7%
Loss on debt extinguishment	0.0%	1.0%
Income (loss) from continuing operations before income taxes	4.1%	(2.4%)
Provision for (benefit from) income taxes	1.1%	(0.7%)
Net income (loss) from continuing operations	3.0%	(1.7%)
Net income (loss) from discontinued operations	(17.0%)	0.0%
Net income (loss)	(14.0%)	(1.7%)
Dividends on Preferred Stock	0.4%	0.4%
Net income (loss) attributable to common shareholders	(14.4%)	(2.1%)

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

As of December 31, 2020, we had a total of 524 branches in operation (443 of which are reflected in continuing operations). All such branches were acquired prior to the start of fiscal year 2020 and therefore meet our existing market definition. As a result, operating results for existing markets are equal to consolidated operating results for all periods presented.

Net Sales

Net sales increased 11.4% to $1.58 billion in 2021, from $1.42 billion in 2020. The comparative increase in net sales was influenced by strong demand for residential and complementary products across all regions and the benefit of recent price increases, partially offset by a softer demand for non-residential products.

Net sales by geographic region increased from 2020 to 2021 as follows: Northeast 4.3%; Mid-Atlantic 10.1%; Southeast 40.2%; Southwest 16.4%; Midwest 5.1%; West 0.9%; and Canada 5.6%.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below).

The following table summarizes net sales by product line for the periods presented (in millions):

	Three Months Ended December 31,
	2020		2019		Change
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$844.8	53.6%	$696.8	49.2%	$148.0	21.2%
Non-residential roofing products	398.3	25.3%	412.0	29.1%	(13.7)	(3.3%)
Complementary building products	333.4	21.1%	306.5	21.7%	26.9	8.8%
Total net sales	$1,576.5	100.0%	$1,415.3	100.0%	$161.2	11.4%

Gross Profit

The following table summarizes gross profit and gross margin for the periods presented (in millions):

	Three Months Ended December 31,		Change[1]
	2020	2019	$	%
Gross profit	$399.7	$340.1	$59.6	17.5%
Gross margin	25.4%	24.0%	N/A	1.4%

___________________________________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Gross margin was 25.4% in 2021, up 1.4% from 24.0% in 2020. The comparative increase in gross margin resulted from a weighted-average selling price increase of approximately 2-3% and favorable product mix shift, partially offset by a weighted-average product cost increase of approximately 2%.

Operating Expense

The following table summarizes operating expense for the periods presented (in millions):

	Three Months Ended December 31,		Change[1]
	2020	2019	$	%
Selling, general, and administrative	$265.2	$273.2	$(8.0)	(2.9%)
Depreciation	13.9	15.8	(1.9)	(12.0%)
Amortization	25.5	32.1	(6.6)	(20.6%)
Operating expense	$304.6	$321.1	$(16.5)	(5.1%)
% of net sales	19.3%	22.7%	N/A	(3.4%)

 _________________________________________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense decreased 5.1% to $304.6 million in 2021, from $321.1 million in 2020. The comparative decrease in operating expense was mainly influenced by the following factors:

•	An $8.0 million decrease in selling, general, and administrative expense, primarily due to a decrease in travel and entertainment and a decrease in fleet costs; and
•	a $6.6 million decrease in amortization expense, due to the scheduled declining run-rate of intangible asset amortization related to acquisitions.

Our focus on improving our cost structure has allowed us to identify opportunities for efficiencies across our business. While certain of our cost actions have been temporary in nature, we continue our efforts to improve our expense structure in order to produce permanent efficiency gains. Our operating expense as a percentage of net sales improved by 3.4%, driven by the combination of higher year-over-year sales, lower year-over-year operating expenses, and operating leverage from labor and fleet productivity initiatives.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $30.0 million in 2021, compared to $38.4 million in 2020. The comparative decrease is primarily due to a lower weighted-average interest rate on our outstanding debt.

Income Taxes

Income tax provision (benefit) was $17.7 million in 2021, compared to $(10.1) million in 2020. The comparative increase in income tax expense was primarily due to higher pre-tax income from continuing operations. The effective tax rate, excluding any discrete items, was 26.3% in 2021, compared to 28.6% in 2020. We expect our fiscal year 2021 effective tax rate, excluding any discrete items, will range from approximately 26.0% to 27.0%.

Net Income (Loss)/Net Income (Loss) Per Share

Net income (loss) from continuing operations was $47.4 million in 2021, compared to $(24.0) million in 2020. Net income (loss) from discontinued operations was $(267.9) million in 2021, compared to $0.6 million in 2020 (see Note 3 in the Notes to Condensed Consolidated Financial Statements for further discussion). Net income (loss) was $(220.5) million in 2021, compared to $(23.4) million in 2020. There were $6.0 million of dividends on preferred shares in both 2021 and 2020, making net income (loss) attributable to common shareholders of $(226.5) million and $(29.4) million, respectively.

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

The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in millions, except per share amounts):

	Three Months Ended December 31,
	2020	2019
Net income (loss)	$(220.5)	$(23.4)
Dividends on Preferred Stock	6.0	6.0
Net income (loss) attributable to common shareholders	(226.5)	(29.4)
Undistributed income allocated to participating securities	—	—
Net income (loss) attributable to common shareholders - basic and diluted (if-converted method)	$(226.5)	$(29.4)
Undistributed income allocated to participating securities	—	—
Re-allocation of undistributed income to Preferred Stock	—	—
Net income (loss) attributable to common shareholders - diluted (two-class method)	$(226.5)	$(29.4)
Net income (loss) from discontinued operations attributable to common shareholders - basic and diluted	(267.9)	0.6
Net income (loss) from continuing operations attributable to common shareholders - basic and diluted	$41.4	$(30.0)

Weighted-average common shares outstanding - basic	69.2	68.7
Effect of common share equivalents	0.8	—
Weighted-average common shares outstanding - diluted (if-converted and two-class method)	70.0	68.7

Net income (loss) attributable to common shareholders per share:
Basic continuing operations per share	$0.60	$(0.44)
Basic discontinued operations per share	(3.87)	0.01
Basic earnings per share	$(3.27)	$(0.43)

Diluted continuing operations per share	$0.59	$(0.44)
Diluted discontinued operations per share	(3.83)	0.01
Diluted earnings per share (two-class method)	$(3.24)	$(0.43)

Diluted continuing operations per share	$0.59	$(0.44)
Diluted discontinued operations per share	(3.83)	0.01
Diluted earnings per share (if-converted method)	$(3.24)	$(0.43)

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

•

Restructuring costs. Represents costs stemming from headcount rationalization efforts and certain costs of the Rebranding; impact of the Interior Products divestiture; accrued estimated costs related to employee benefit plan withdrawals; and amortization of debt issuance costs and loss on debt extinguishment.

•

COVID-19 impact. Represents costs directly related to the COVID-19 pandemic; and income tax provision (benefit) stemming from the revaluation of deferred tax assets and liabilities made in conjunction with our application of the CARES Act.

The following table presents the impact of the adjusting items on our consolidated statements of operations for each of the periods indicated (in millions):

	Operating Expense		Non-Operating Expense
	SG&A1	Amortization	Interest Expense	Other (Income) Expense	Income Taxes[2]	Total
Three Months Ended December 31, 2020
Acquisition costs	$1.1	$25.5	$2.0	$—	$—	$28.6
Restructuring costs	1.9	—	0.9	—	—	2.8
COVID-19 impact	0.3	—	—	—	—	0.3
Total adjusting items	$3.3	$25.5	$2.9	$—	$—	$31.7

Three Months Ended December 31, 2019
Acquisition costs	$3.9	$32.1	$2.0	$—	$—	$38.0
Restructuring costs[3]	—	—	0.8	19.7	—	20.5
Total adjusting items	$3.9	$32.1	$2.8	$19.7	$—	$58.5

______________________________

[1]	Selling, general and administrative expense (“SG&A”).
[2]	For tax impact of adjusting items, see Adjusted Net Income (Loss) table below.
[3]	Other (Income) Expense includes a loss on debt extinguishment of $14.7 million in connection with the October 2019 debt refinancing.

Adjusted Operating Expense

The following table presents a reconciliation of operating expense, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Operating Expense for each of the periods indicated (in millions):

	Three Months Ended December 31,
	2020	2019
Operating expense	$304.6	$321.1
Acquisition costs	(26.6)	(36.0)
Restructuring costs	(1.9)	—
COVID-19 impact	(0.3)	—
Adjusted Operating Expense	$275.8	$285.1

Net sales	$1,576.5	$1,415.3
Operating expense as % of net sales	19.3%	22.7%
Adjusted Operating Expense as % of net sales	17.5%	20.1%

Adjusted Net Income (Loss)

The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss) for each of the periods indicated (in millions):

	Three Months Ended December 31,
	2020	2019
Net income (loss) from continuing operations	$47.4	$(24.0)
Adjusting items:
Acquisition costs	28.6	38.0
Restructuring costs	2.8	20.5
COVID-19 impact	0.3	—
Total adjusting items	31.7	58.5
Less: tax impact of adjusting items[1]	(8.1)	(16.3)
Total adjustments, net of tax	23.6	42.2
Adjusted Net Income (Loss)	$71.0	$18.2

______________________________

[1]

Amounts represent tax impact on adjustments that are not included in our income tax provision (benefit) for the periods presented. The effective tax rate applied to these adjustments is calculated by using forecasted adjusted pre-tax income while factoring in estimated discrete tax adjustments for the fiscal year. The tax impact of adjustments for the three months ended December 31, 2020 and 2019 were calculated using a blended effective tax rate of 25.6% and 27.9%, respectively.

Adjusted EBITDA

The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in millions):

	Three Months Ended December 31,
	2020	2019
Net income (loss) from continuing operations	$47.4	$(24.0)
Interest expense, net	31.3	34.7
Income taxes	17.7	(10.1)
Depreciation and amortization	39.4	47.9
Stock-based compensation	3.8	4.8
Acquisition costs[1]	1.1	3.9
Restructuring costs[1]	1.9	19.7
COVID-19 impact[1]	0.3	—
Adjusted EBITDA	$142.9	$76.9

Net sales	$1,576.5	$1,415.3
Net income (loss) from continuing operations as % of net sales	3.0%	(1.7%)
Adjusted EBITDA as % of net sales	9.1%	5.4%

______________________________

[1]

Amounts represent adjusting items included in selling, general, and administrative expense and other income (expense); remaining adjusting items balances are embedded within the other balances reported in this table.

Seasonality and Quarterly Fluctuations

In general, sales and net income are highest during our first, third and fourth fiscal quarters, which represent the peak months of construction and re-roofing, especially in our branches in the northern and mid-western U.S. and in Canada. We have historically experienced low net income levels or net losses during the second quarter when our sales are substantially lower.

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

Certain Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for the first quarter of fiscal year 2021 and fiscal year 2020, which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends (in millions, except per share amounts):

	2021	2020
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Net sales	$1,576.5	$1,755.0	$1,549.3	$1,197.1	$1,415.3
% of fiscal year’s net sales	n/m	29.7%	26.2%	20.2%	23.9%

Gross profit	$399.7	$441.3	$368.7	$270.4	$340.1
% of fiscal year’s gross profit	n/m	31.1%	26.0%	19.0%	23.9%

Net income (loss) from continuing operations	$47.4	$68.2	$(4.1)	$(121.4)	$(24.0)
Net income (loss)	$(220.5)	$71.9	$(6.8)	$(122.6)	$(23.4)
Net income (loss) attributable to common shareholders	$(226.5)	$65.9	$(12.8)	$(128.6)	$(29.4)

Net income (loss) from continuing operations per share - basic	$0.60	$0.79	$(0.18)	$(1.82)	$(0.44)
Net income (loss) per share - basic	$(3.27)	$0.84	$(0.18)	$(1.87)	$(0.43)

Net income (loss) from continuing operations per share - diluted	$0.59	$0.78	$(0.18)	$(1.82)	$(0.44)
Net income (loss) per share - diluted	$(3.24)	$0.83	$(0.18)	$(1.87)	$(0.43)

 ___________________________________________

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

Our principal sources of liquidity as of December 31, 2020 were our cash and cash equivalents of $461.4 million and our available borrowings of approximately $1.09 billion under our asset-based revolving lines of credit.

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

We intend to use the anticipated after-tax proceeds of approximately $750 million from the divestiture of our Interior Products business to reduce net leverage, strengthen our balance sheet, and provide the financial flexibility to pursue strategic growth initiatives in our core exteriors business.

The following table summarizes our cash flows for the periods indicated (in millions):

	Three Months Ended December 31,
	2020	2019
Net cash provided by (used in) operating activities	$(39.1)	$(125.3)
Net cash provided by (used in) investing activities	(17.3)	(11.8)
Net cash provided by (used in) financing activities	(105.8)	108.8
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(0.3)
Net increase (decrease) in cash and cash equivalents	$(163.2)	$(28.6)

Operating Activities

Net cash used in operating activities, including both continuing and discontinued operations, was $39.1 million in 2021, compared to $125.3 million in 2020. Cash from operations increased $86.2 million due to an incremental cash inflow of $43.0 million stemming from changes to our net working capital, mainly driven by increases in accounts payable and accrued expenses, as well as an increase in net income after adjustments for non-cash items of $43.2 million. Operating cash flows provided by (used in) discontinued operations for the three months ended December 31, 2020 and 2019 was $(6.4) million and $12.4 million, respectively.

Investing Activities

Net cash used in investing activities, including both continuing and discontinued operations, was $17.3 million in 2021, compared to $11.8 million in 2020. The $5.5 million increase in investing cash spend was primarily due to a $5.8 million increase in capital expenditures. Investing cash flows provided by (used in) discontinued operations for the three months ended December 31, 2020 and 2019 was $(2.5) million and $(6.9) million, respectively.

Financing Activities

Net cash used in financing activities was $105.8 million in 2021, compared to cash provided by financing activities of $108.8 million in 2020. The financing cash flow decrease of $214.6 million was primarily due to a $233.9 million decrease in net borrowings under our revolving lines of credit over the comparative periods.

Capital Resources

As of December 31, 2020, we had access to the following financing arrangements:

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

As of December 31, 2020, the outstanding balance on the 2026 Senior Notes, net of $3.9 million of unamortized debt issuance costs, was $296.1 million.

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

There is one financial covenant under the 2023 ABL, which is the Fixed Charge Coverage Ratio (the “FCCR”). The FCCR is calculated by dividing Consolidated EBITDA, less Capital Expenditures, by Consolidated Fixed Charges (all terms as defined in the agreement). Per the covenant, our FCCR must be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis (or under certain circumstances, at the end of each fiscal month, calculated on a trailing twelve-month basis). Compliance is only required at such times as borrowing availability (subject to certain adjustments) is less than the greater of (i) 10% of the lesser of the borrowing base or the aggregate commitments or (ii) $90.0 million, and for a period of thirty days thereafter. We were in compliance with this covenant as of December 31, 2020.

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

As of December 31, 2020, the total balance outstanding on the 2023 ABL, net of $5.3 million of unamortized debt issuance costs, was $151.7 million. We also have outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $12.8 million as of December 31, 2020.

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

As of December 31, 2020, the outstanding balance on the 2025 Term Loan, net of $22.0 million of unamortized debt issuance costs, was $921.3 million.

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

As of December 31, 2020, the outstanding balance on the 2025 Senior Notes, net of $13.6 million of unamortized debt issuance costs, was $1.29 billion.

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

Equipment Financing Facilities

As of December 31, 2020, we had $1.6 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 2.89% and payments due through September 2021.

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

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. In addition, certain factors with respect to the proposed disposition of Interior Products could cause actual results to differ materially from those expressed in any forward-looking statements, including without limitation, the possibility that the expected cost savings, debt leverage reduction and other financial and operational impacts from the proposed transaction will not be realized, or will not be realized within the expected time period; the risk that costs of restructuring transactions and other costs incurred in connection with the proposed transaction will exceed our estimates or otherwise adversely affect our business or operations; the risk that consummating the proposed transaction may be more difficult, time-consuming or costly than expected, with adverse impacts on our resources, systems, procedures and controls; the risk of diversion of management’s attention; the risk of adverse impacts on relationships with customers, suppliers, employees and other business counterparties; and the possibility that the proposed transaction does not close, including, but not limited to, as a result of a failure to satisfy the closing conditions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2020 Annual Report on Form 10-K have not changed materially during the three-month period ended December 31, 2020.

Item 4.Controls and Procedures

As of December 31, 2020, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)). Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

There has been no change to our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 6.	Exhibits
Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

2.1	Equity Purchase Agreement, dated as of December 20, 2020, by and between Beacon Roofing Supply, Inc. and ASP Sailor Acquisition Corp. (pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits, schedules and similar attachments have been omitted; exhibits, schedules and other attachments will be provided to the Securities and Exchange Commission upon request)	8-K	2.1	December 21, 2020

10.1*+

Executive Employment, Severance and Restrictive Covenant Agreement, dated as of December 28, 2020, by and between Beacon Roofing Supply, Inc. and Beacon Sales Acquisition, Inc. and Ross D. Cooper (pursuant to Item 601(a)(5) of Regulation S-K, attachments have been omitted; such attachments will be provided to the Securities and Exchange Commission upon request)

10.2*+	Description of Beacon Roofing Supply, Inc. Executive Annual Incentive Plan

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1*	Certification pursuant to 18 U.S.C. Section 1350

101*	101.INS Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH Inline XBRL Taxonomy Extension Schema
101.CAL Inline XBRL Taxonomy Extension Calculation
101.PRE Inline XBRL Taxonomy Extension Presentation
101.LAB Inline XBRL Taxonomy Extension Labels
101.DEF Inline XBRL Taxonomy Extension Definition

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_________________________________________

+	Management contract or compensatory plan/arrangement
*	Filed herewith

Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Inline Extensible Business Reporting Language (iXBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q:

(i)	the Consolidated Balance Sheets as of December 31, 2020; September 30, 2020; and December 31, 2019,
(ii)	the Consolidated Statements of Operations for the three months ended December 31, 2020 and 2019,
(iii)	the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2020 and 2019,
(iv)	the Consolidated Statements of Stockholders’ Equity for the three months ended December 31, 2020 and 2019,
(v)	the Consolidated Statements of Cash Flows for the three months ended December 31, 2020 and 2019, and
(vi)	the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: February 9, 2021	BY:	/s/ FRANK A. LONEGRO
Frank A. Lonegro
Executive Vice President & Chief Financial Officer