Form 10-Q
period 2021-03-31
BEACON ROOFING SUPPLY INC
filed 2021-05-07
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of April 30, 2021, 69,863,533 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Quarter Ended March 31, 2021

PART I.Financial Information (Unaudited)

Item 1.	Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(Unaudited; in millions, except per share amounts)

	March 31,	September 30,	March 31,
	2021	2020	2020
Assets
Current assets:
Cash and cash equivalents	$619.3	$624.6	$781.2
Accounts receivable, less allowance of $21.0, $17.9 and $14.3 as of March 31, 2021, September 30, 2020 and March 31, 2020, respectively	759.5	885.2	753.2
Inventories, net	1,087.1	871.4	951.2
Prepaid expenses and other current assets	312.2	351.8	273.1
Current assets held for sale	—	243.8	273.3
Total current assets	2,778.1	2,976.8	3,032.0
Property and equipment, net	218.9	207.8	206.7
Goodwill	1,761.3	1,756.1	1,754.3
Intangibles, net	465.0	518.0	579.1
Operating lease assets	368.5	376.2	387.6
Deferred income taxes, net	90.2	—	—
Other assets, net	6.4	2.1	—
Non-current assets held for sale	—	1,120.5	1,150.3
Total assets	$5,688.4	$6,957.5	$7,110.0

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$689.0	$885.8	$587.8
Accrued expenses	575.8	509.7	316.6
Current operating lease liabilities	85.2	84.0	82.6
Current portions of long-term debt/obligations	10.7	12.3	13.4
Current liabilities held for sale	—	139.4	117.4
Total current liabilities	1,360.7	1,631.2	1,117.8
Borrowings under revolving lines of credit, net	—	251.1	1,001.6
Long-term debt, net	2,079.3	2,494.2	2,494.8
Deferred income taxes, net	—	71.8	43.0
Non-current operating lease liabilities	283.0	290.5	301.9
Long-term obligations under equipment financing, net	—	—	1.0
Other long-term liabilities	12.9	5.2	0.3
Non-current liabilities held for sale	—	53.4	56.2
Total liabilities	3,735.9	4,797.4	5,016.6
Commitments and contingencies (Note 10)
Convertible Preferred Stock; $0.01 par value; aggregate liquidation preference $400.0; 0.4 shares authorized, issued and outstanding as of March 31, 2021, September 30, 2020 and March 31, 2020[1]	399.2	399.2	399.2
Stockholders' equity:
Common stock (voting); $0.01 par value; 100.0 shares authorized; 69.8, 69.0 and 68.8 shares issued and outstanding as of March 31, 2021, September 30, 2020 and March 31, 2020, respectively	0.7	0.7	0.7
Undesignated preferred stock; 5.0 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	1,126.2	1,100.6	1,091.4
Retained earnings	451.2	694.3	641.2
Accumulated other comprehensive income (loss)	(24.8)	(34.7)	(39.1)
Total stockholders' equity	1,553.3	1,760.9	1,694.2
Total liabilities and stockholders' equity	$5,688.4	$6,957.5	$7,110.0

________________________________________

[1]	See Note 5 for additional information.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net sales	$1,318.0	$1,197.1	$2,894.5	$2,612.5
Cost of products sold	985.2	926.7	2,162.0	2,001.9
Gross profit	332.8	270.4	732.5	610.6
Operating expense:
Selling, general and administrative	267.8	262.7	533.0	536.0
Depreciation	14.6	14.5	28.5	30.3
Amortization	27.6	168.8	53.1	200.8
Total operating expense	310.0	446.0	614.6	767.1
Income (loss) from operations	22.8	(175.6)	117.9	(156.5)
Interest expense, financing costs, and other	28.6	23.6	58.6	62.1
Loss on debt extinguishment	9.5	—	9.5	14.7
Income (loss) from continuing operations before income taxes	(15.3)	(199.2)	49.8	(233.3)
Provision for (benefit from) income taxes	(4.8)	(77.9)	12.9	(88.0)
Net income (loss) from continuing operations	(10.5)	(121.3)	36.9	(145.3)
Net income (loss) from discontinued operations[1]	4.2	(1.3)	(263.7)	(0.7)
Net income (loss)	(6.3)	(122.6)	(226.8)	(146.0)
Dividends on Preferred Stock	6.0	6.0	12.0	12.0
Net income (loss) attributable to common shareholders	$(12.3)	$(128.6)	$(238.8)	$(158.0)

Weighted-average common stock outstanding:
Basic	69.6	68.8	69.4	68.7
Diluted	69.6	68.8	70.3	68.7

Net income (loss) per share[2]:
Basic - Continuing operations	$(0.24)	$(1.85)	$0.36	$(2.29)
Basic - Discontinued operations	0.06	(0.02)	(3.80)	(0.01)
Basic net income (loss) per share	$(0.18)	$(1.87)	$(3.44)	$(2.30)

Diluted - Continuing operations	$(0.24)	$(1.85)	$0.35	$(2.29)
Diluted - Discontinued operations	0.06	(0.02)	(3.75)	(0.01)
Diluted net income (loss) per share	$(0.18)	$(1.87)	$(3.40)	$(2.30)

______________________________

[1]	See Note 3 for additional information.
[2]	See Note 5 for detailed calculations and further discussion.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(Unaudited; in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income (loss)	$(6.3)	$(122.6)	$(226.8)	$(146.0)
Other comprehensive income (loss):
Foreign currency translation adjustment	1.0	(6.4)	4.9	(5.1)
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	3.4	(15.9)	5.0	(13.4)
Total other comprehensive income (loss)	4.4	(22.3)	9.9	(18.5)
Comprehensive income (loss)	$(1.9)	$(144.9)	$(216.9)	$(164.5)

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited; in millions)

	Common Stock			Retained
	Shares	Amount	APIC[1]	Earnings	AOCI[2]	Total
Three Months Ended March 31, 2021
Balance as of December 31, 2020	69.4	$0.7	$1,109.8	$463.5	$(29.2)	$1,544.8
Adoption of ASU 2016-13	—	—	—	—	—	—
Issuance of common stock, net of shares withheld for taxes	0.4	—	9.1	—	—	9.1
Stock-based compensation	—	—	7.3	—	—	7.3
Other comprehensive income (loss)	—	—	—	—	4.4	4.4
Net income (loss)	—	—	—	(6.3)	—	(6.3)
Dividends on Preferred Stock	—	—	—	(6.0)	—	(6.0)
Balance as of March 31, 2021	69.8	$0.7	$1,126.2	$451.2	$(24.8)	$1,553.3

Three Months Ended March 31, 2020
Balance as of December 31, 2019	68.8	$0.7	$1,087.0	$769.8	$(16.8)	$1,840.7
Issuance of common stock, net of shares withheld for taxes	0.1	—	(0.2)	—	—	(0.2)
Stock-based compensation	—	—	4.6	—	—	4.6
Other comprehensive income (loss)	—	—	—	—	(22.3)	(22.3)
Net income (loss)	—	—	—	(122.6)	—	(122.6)
Dividends on Preferred Stock	—	—	—	(6.0)	—	(6.0)
Balance as of March 31, 2020	68.8	$0.7	$1,091.4	$641.2	$(39.1)	$1,694.2

Six Months Ended March 31, 2021
Balance as of September 30, 2020	69.0	$0.7	$1,100.6	$694.3	$(34.7)	$1,760.9
Adoption of ASU 2016-13	—	—	—	(4.3)	—	(4.3)
Issuance of common stock, net of shares withheld for taxes	0.8	—	13.4	—	—	13.4
Stock-based compensation	—	—	12.2	—	—	12.2
Other comprehensive income (loss)	—	—	—	—	9.9	9.9
Net income (loss)	—	—	—	(226.8)	—	(226.8)
Dividends on Preferred Stock	—	—	—	(12.0)	—	(12.0)
Balance as of March 31, 2021	69.8	$0.7	$1,126.2	$451.2	$(24.8)	$1,553.3

Six Months Ended March 31, 2020
Balance as of September 30, 2019	68.6	$0.7	$1,083.0	$799.2	$(20.6)	$1,862.3
Issuance of common stock, net of shares withheld for taxes	0.3	—	(1.4)	—	—	(1.4)
Stock-based compensation	—	—	9.8	—	—	9.8
Other comprehensive income (loss)	—	—	—	—	(18.5)	(18.5)
Net income (loss)	—	—	—	(146.0)	—	(146.0)
Dividends on Preferred Stock	—	—	—	(12.0)	—	(12.0)
Balance as of March 31, 2020	68.8	$0.7	$1,091.4	$641.2	$(39.1)	$1,694.2

____________________________________

[1]	Additional Paid-in Capital (“APIC”).
[2]	Accumulated Other Comprehensive Income (Loss) ("AOCI").

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows1

(Unaudited; in millions)

	Six Months Ended March 31,
	2021	2020
Operating Activities
Net income (loss)	$(226.8)	$(146.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	94.7	268.7
Stock-based compensation	12.2	9.8
Certain interest expense and other financing costs	5.6	5.7
Loss on debt extinguishment	9.5	14.7
Gain on sale of fixed assets and other	(1.4)	(0.9)
Deferred income taxes	(164.6)	(49.4)
Loss on sale of Interior Products[2]	357.8	—
338(h)(10) election refund	—	(5.3)
Changes in operating assets and liabilities:
Accounts receivable	137.7	199.1
Inventories	(227.0)	(21.8)
Prepaid expenses and other current assets	45.4	6.5
Accounts payable and accrued expenses	(167.6)	(434.9)
Other assets and liabilities	1.4	3.0
Net cash provided by (used in) operating activities	(123.1)	(150.8)

Investing Activities
Purchases of property and equipment	(32.1)	(25.0)
Proceeds from sale of Interior Products[2]	837.0	—
Proceeds from the sale of assets	1.5	1.1
Net cash provided by (used in) investing activities	806.4	(23.9)

Financing Activities
Borrowings under revolving lines of credit	2.3	2,029.3
Payments under revolving lines of credit	(259.3)	(1,109.9)
Payments under term loan	(428.8)	(4.9)
Borrowings under senior notes	—	300.0
Payment under senior notes	—	(309.6)
Payment of debt issuance costs	—	(3.7)
Payments under equipment financing facilities and finance leases	(3.4)	(4.4)
Payment of dividends on Preferred Stock	(12.0)	(12.0)
Proceeds from issuance of common stock related to equity awards	17.7	1.4
Payment of taxes related to net share settlement of equity awards	(4.3)	(2.8)
Net cash provided by (used in) financing activities	(687.8)	883.4

Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.2

Net increase (decrease) in cash and cash equivalents	(5.3)	708.9
Cash and cash equivalents, beginning of period	624.6	72.3
Cash and cash equivalents, end of period	$619.3	$781.2

Supplemental Cash Flow Information
Operating cash flows provided by (used in) discontinued operations	$(28.2)	$19.2
Investing cash flows provided by (used in) discontinued operations	$(2.5)	$(6.7)
Cash paid during the period for:
Interest	$56.5	$63.7
Income taxes paid (received), net of refunds	$17.9	$(0.4)
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Finance lease liabilities arising from obtaining right-of-use assets	$14.9	$—

______________________________

[1]	Unless otherwise noted, amounts include both continuing and discontinued operations.
[2]	See Note 3 for additional information.

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

On February 10, 2021, the Company completed the sale of its interior products and insulation businesses (“Interior Products”) to Foundation Building Materials Holding Company LLC (“FBM”), pursuant to that certain Equity Purchase Agreement, dated as of December 20, 2020 (the “Purchase Agreement”), by and between the Company and ASP Sailor Acquisition Corp. (“ASP”), for approximately $850 million in cash (subject to a working capital and certain other adjustments as set forth in the Purchase Agreement). On January 29, 2021, ASP assigned the Purchase Agreement to FBM. The Company has reflected Interior Products as discontinued operations for all periods presented. For additional information, see Notes 2 and 3.

On January 15, 2020, the Company announced the rebranding of its exterior products branches with the trade name “Beacon Building Products” (the “Rebranding”). The new name, and a related logo, were adopted at over 450 Beacon one-step exterior products branches. The Company’s two-step branches continue to operate under legacy brand names.

The Company operates its business under regional and local trade names and services customers in all 50 states throughout the U.S. and 6 provinces in Canada. The Company’s material subsidiaries are Beacon Sales Acquisition, Inc. and Beacon Roofing Supply Canada Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. Additionally, beginning with the condensed consolidated financial statements for the three months ended December 31, 2020, the Company has reflected Interior Products as discontinued operations for all periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations. Certain prior period amounts have been reclassified to conform to current period presentation. The balance sheet as of March 31, 2020 has been presented for a better understanding of the impact of seasonal fluctuations on the Company’s financial condition.

In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and six months ended March 31, 2021 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2021.

The three-month periods ended March 31, 2021 and 2020 had 63 and 64 business days, respectively. The six-month periods ended March 31, 2021 and 2020 had 125 and 126 business days, respectively. Beacon uses a fiscal reporting calendar which begins on October 1 and ends on September 30. The three-month period ended March 31, 2021 equates to the Company’s fiscal 2021 second quarter.

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

3. Discontinued Operations

On February 10, 2021, the Company completed the sale of Interior Products to FBM pursuant to the Purchase Agreement for approximately $850 million in cash (subject to a working capital and certain other adjustments as set forth in the Purchase Agreement).

The Company completed this divestiture of net assets previously acquired as part of the Allied Acquisition in 2018 (see Note 5 for additional information) to reduce net leverage, strengthen its balance sheet, enhance leadership focus, and provide the financial flexibility to pursue strategic growth initiatives in its core exteriors business.

The following table reconciles major line items constituting pretax income (loss) from discontinued operations to net income (loss) from discontinued operations as presented in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net sales	$109.1	$261.4	$357.9	$521.1
Cost of products sold	(80.3)	(189.4)	(264.1)	(378.6)
Selling, general and administrative	(21.0)	(55.8)	(77.9)	(109.4)
Depreciation and amortization	(0.2)	(21.6)	(13.1)	(37.6)
Other income (loss)	—	0.2	0.1	0.4
Loss on sale	(2.4)	—	(357.8)	—
Pretax income (loss) from discontinued operations	5.2	(5.2)	(354.9)	(4.1)
Provision for (benefit from) income taxes	1.0	(3.9)	(91.2)	(3.4)
Net income (loss) from discontinued operations	$4.2	$(1.3)	$(263.7)	$(0.7)

The loss on sale of $357.8 million for the six months ended March 31, 2021 was calculated by comparing the purchase price (as adjusted) to the carrying value of the net assets of Interior Products as of February 10, 2021, the closing date of the sale. As Interior Products represented a component of the Company’s single reporting unit, the carrying value of the net assets of Interior Products included an allocation of $730.9 million of the Company’s consolidated goodwill balance. The Company allocated consolidated goodwill based on the relative fair value of the component, which was determined using the purchase price (as adjusted) of Interior Products and the market capitalization of the Company as of February 10, 2021. The net result of this allocation attributed a higher amount of goodwill than that which was directly associated with the Interior Products portion of the Allied Acquisition, thereby having a significant influence on the loss on the Interior Products divestiture transaction. The loss on sale will be adjusted as ongoing changes to the net working capital and transaction costs related to the sale are finalized.

The following table reconciles the carrying amounts of major classes of assets and liabilities of discontinued operations to total assets and liabilities of discontinued operations that are classified as held for sale in the condensed consolidated balance sheets (in millions):

	September 30,	March 31,
	2020	2020
Carrying amounts of major classes of assets held for sale:
Accounts receivable, net	$144.1	$154.3
Inventories, net	73.2	86.7
Prepaid expenses and other current assets	26.5	32.3
Total current assets	243.8	273.3
Property and equipment, net	35.9	40.7
Goodwill	734.3	734.3
Intangibles, net	283.2	310.9
Operating lease assets	67.1	64.4
Total non-current assets	1,120.5	1,150.3
Total assets held for sale	$1,364.3	$1,423.6

Carrying amounts of major classes of liabilities held for sale:
Accounts payable	$68.8	$55.3
Accrued expenses	54.1	46.2
Current operating lease liabilities	16.5	15.9
Total current liabilities	139.4	117.4
Deferred income taxes, net	2.2	7.4
Non-current operating lease liabilities	49.9	47.4
Other long-term liabilities	1.3	1.4
Total non-current liabilities	53.4	56.2
Total liabilities held for sale	$192.8	$173.6

4. Net Sales

The following table presents the Company’s net sales by product line and geography (in millions):

	U.S.	Canada	Total
Three Months Ended March 31, 2021
Residential roofing products	$686.1	$8.9	$695.0
Non-residential roofing products	305.9	23.8	329.7
Complementary building products	291.6	1.7	293.3
Total net sales	$1,283.6	$34.4	$1,318.0

Three Months Ended March 31, 2020
Residential roofing products	$569.9	$15.5	$585.4
Non-residential roofing products	293.4	50.3	343.7
Complementary building products	264.7	3.3	268.0
Total net sales	$1,128.0	$69.1	$1,197.1

Six Months Ended March 31, 2021
Residential roofing products	$1,517.5	$22.4	$1,539.9
Non-residential roofing products	671.9	56.0	727.9
Complementary building products	622.6	4.1	626.7
Total net sales	$2,812.0	$82.5	$2,894.5

Six Months Ended March 31, 2020
Residential roofing products	$1,266.8	$15.5	$1,282.3
Non-residential roofing products	705.4	50.3	755.7
Complementary building products	571.2	3.3	574.5
Total net sales	$2,543.4	$69.1	$2,612.5

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

The following table presents the components and calculations of basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income (loss)	$(6.3)	$(122.6)	$(226.8)	$(146.0)
Dividends on Preferred Stock	6.0	6.0	12.0	12.0
Net income (loss) attributable to common shareholders	(12.3)	(128.6)	(238.8)	(158.0)
Undistributed income allocated to participating securities	—	—	—	—
Net income (loss) attributable to common shareholders - basic and diluted	(12.3)	(128.6)	(238.8)	(158.0)
Net income (loss) from discontinued operations attributable to common shareholders - basic and diluted	4.2	(1.3)	(263.7)	(0.7)
Net income (loss) from continuing operations attributable to common shareholders - basic and diluted	$(16.5)	$(127.3)	$24.9	$(157.3)

Weighted-average common shares outstanding - basic	69.6	68.8	69.4	68.7
Effect of common share equivalents	—	—	0.9	—
Weighted-average common shares outstanding - diluted	69.6	68.8	70.3	68.7

Net income (loss) per share:
Basic - Continuing operations	$(0.24)	$(1.85)	$0.36	$(2.29)
Basic - Discontinued operations	0.06	(0.02)	(3.80)	(0.01)
Basic net income (loss) per share	$(0.18)	$(1.87)	$(3.44)	$(2.30)

Diluted - Continuing operations	$(0.24)	$(1.85)	$0.35	$(2.29)
Diluted - Discontinued operations	0.06	(0.02)	(3.75)	(0.01)
Diluted net income (loss) per share	$(0.18)	$(1.87)	$(3.40)	$(2.30)

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per share because the effect was either anti-dilutive or the requisite performance conditions were not met (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Stock options	0.7	2.1	1.0	2.0
Restricted stock units	—	0.4	—	0.4
Preferred Stock	9.7	9.7	9.7	9.7

6. Stock-based Compensation

On December 23, 2019, the Board of Directors of the Company approved the Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan (the “2014 Plan”). On February 11, 2020, the shareholders of the Company approved an additional 4,850,000 shares under the 2014 Plan. The 2014 Plan, which was originally approved by the shareholders on February 12, 2014, provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights to selected employees and non-employee directors. The 2014 Plan mandates that all forfeited, expired, and withheld shares, including those from the predecessor plan, be returned to the 2014 Plan and made available for issuance. As of March 31, 2021, there were 5,302,025 shares of common stock available for issuance. The 2014 Plan is the only plan maintained by the Company pursuant to which equity awards are granted.

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

The fair values of the options granted for the six months ended March 31, 2021 were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	0.44%
Expected volatility	48.15%
Expected life (in years)	5.36
Dividend yield	—

The following table summarizes all stock option activity for the six months ended March 31, 2021 (in millions, except per share amounts and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of September 30, 2020	2.5	$33.09	5.9	$6.9
Granted	0.3	35.78
Exercised	(0.6)	28.83
Canceled/Forfeited	(0.1)	42.55
Expired	(0.0)	15.47
Balance as of March 31, 2021	2.1	$34.57	6.2	$38.2
Vested and expected to vest after March 31, 2021	2.1	$34.60	6.1	$37.4
Exercisable as of March 31, 2021	1.4	$35.86	4.8	$23.6

______________________________________________________

[1]

Aggregate intrinsic value represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.

During the three months ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense related to stock options of $1.2 million and $1.0 million, respectively. During the six months ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense related to stock options of $2.2 million and $2.1 million, respectively. As of March 31, 2021, there was $6.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes additional information on stock options (in millions, except per share amounts):

	Six Months Ended March 31,
	2021	2020
Weighted-average fair value of stock options granted	$15.62	$10.70
Total grant date fair value of stock options vested	$5.3	$3.9
Total intrinsic value of stock options exercised	$9.1	$1.1

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

The following table summarizes all restricted stock unit activity for the six months ended March 31, 2021 (in millions, except per share amounts):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of September 30, 2020	1.2	$33.55
Granted	0.4	36.98
Released	(0.4)	42.51
Canceled/Forfeited	(0.2)	29.41
Balance as of March 31, 2021	1.0	$32.97
Vested and expected to vest after March 31, 2021	0.9	$32.97

During the three months ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense related to restricted stock units of $3.0 million and $3.3 million, respectively. During the six months ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense related to restricted stock units of $5.8 million and $7.0 million, respectively. As of March 31, 2021, there was $16.8 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes additional information on RSUs (in millions, except per share amounts):

	Six Months Ended March 31,
	2021	2020
Weighted-average fair value of RSUs granted	$36.98	$33.59
Total grant date fair value of RSUs vested	$16.3	$13.4
Total intrinsic value of RSUs released	$14.4	$9.1

7. Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill during the six months ended March 31, 2021 and 2020, respectively (in millions):

Balance as of September 30, 2020	$1,756.1
Translation and other adjustments	5.2
Balance as of March 31, 2021	$1,761.3

Balance as of September 30, 2019	$1,756.3
Translation and other adjustments	(2.0)
Balance as of March 31, 2020	$1,754.3

The changes in the carrying amount of goodwill for the six months ended March 31, 2021 were driven primarily by adjustments to the allocation of goodwill to the Interior Products business.

Intangible Assets

The following table summarizes intangible assets by category (in millions, except time periods):

	March 31, 2021	September 30, 2020	March 31, 2020	Weighted-Average Remaining Life[1] (Years)
Amortizable intangible assets:
Non-compete agreements	$0.2	$0.2	$0.2	1.2
Customer relationships	1,086.0	1,085.5	1,090.7	31.8
Trademarks	—	3.7	4.1	—
Total amortizable intangible assets	1,086.2	1,089.4	1,095.0
Accumulated amortization	(631.0)	(581.2)	(525.7)
Total amortizable intangible assets, net	455.2	508.2	569.3
Indefinite-lived trademarks	9.8	9.8	9.8
Total intangibles, net	$465.0	$518.0	$579.1

_________________________________________

[1]	As of March 31, 2021.

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

During the three months ended March 31, 2021 and 2020, the Company recorded $27.6 million and $168.8 million of amortization expense relating to the above-listed intangible assets, respectively. During the six months ended March 31, 2021 and 2020, the Company recorded $53.1 million and $200.8 million of amortization expense relating to the above-listed intangible assets, respectively. The intangible asset lives range from 5 to 20 years and have a weighted-average remaining life of 31.8 years as of March 31, 2021.

The following table summarizes the estimated future amortization expense for intangible assets (in millions):

Year Ending September 30,
2021 (Apr - Sept)	$50.2
2022	82.1
2023	66.2
2024	53.1
2025	42.8
Thereafter	160.8
Total future amortization expense	$455.2

8. Financing Arrangements

The following table summarizes all outstanding debt (presented net of unamortized debt issuance costs) and other financing arrangements (in millions):

	March 31, 2021	September 30, 2020	March 31, 2020
Revolving Lines of Credit
2023 ABL:
U.S. Revolver[1]	$—	$251.1	$1,001.6
Canada Revolver	—	—	—
Current portion	—	—	—
Borrowings under revolving lines of credit, net	$—	$251.1	$1,001.6

Long-term Debt, net
Term Loan:
2025 Term Loan[2]	$505.6	$922.3	$924.4
Current portion	(9.7)	(9.7)	(9.7)
Long-term borrowings under term loan	495.9	912.6	914.7
Senior Notes:
2025 Senior Notes[3]	1,287.2	1,285.7	1,284.3
2026 Senior Notes[4]	296.2	295.9	295.8
Current portion	—	—	—
Long-term borrowings under senior notes	1,583.4	1,581.6	1,580.1
Long-term debt, net	$2,079.3	$2,494.2	$2,494.8

Equipment Financing Facilities, net
Equipment financing facilities[5]	$1.0	$2.6	$4.7
Current portion	(1.0)	(2.6)	(3.7)
Long-term obligations under equipment financing, net	$—	$—	$1.0

____________________________________________________________

[1]	Effective rate on borrowings of 1.89% and 2.33% as of September 30, 2020 and March 31, 2020, respectively.
[2]	Interest rate of 2.36%, 2.41% and 3.85% as of March 31, 2021, September 30, 2020 and March 31, 2020, respectively.
[3]	Interest rate of 4.88% for all periods presented.
[4]	Interest rate of 4.50% for all periods presented.
[5]	Fixed interest rates ranging from 2.33% to 2.89% for all periods presented.

2021 Debt Refinancing

In April 2021, the Company announced a series of refinancing transactions, pursuant to which the Company intends to redeem certain of its senior notes and amend its current debt financing facilities. For additional information, see Note 15.

2019 Debt Refinancing

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

As of March 31, 2021, the outstanding balance on the 2026 Senior Notes, net of $3.8 million of unamortized debt issuance costs, was $296.2 million.

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

The proceeds from these financing arrangements were used to finance the Allied Acquisition, to refinance or otherwise extinguish all third-party indebtedness, to pay fees and expenses associated with the acquisition, and to provide working capital and funds for other general corporate purposes. The Company capitalized new debt issuance costs totaling approximately $65.3 million related to the 2023 ABL, the 2025 Term Loan and the 2025 Senior Notes, which were being amortized over the term of the financing arrangements.

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

There is one financial covenant under the 2023 ABL, which is the Fixed Charge Coverage Ratio (the “FCCR”). The FCCR is calculated by dividing Consolidated EBITDA, less Capital Expenditures, by Consolidated Fixed Charges (all terms as defined in the agreement). Per the covenant, the Company’s FCCR must be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis (or under certain circumstances, at the end of each fiscal month, calculated on a trailing twelve-month basis). Compliance is only required at such times as borrowing availability (subject to certain adjustments) is less than the greater of (i) 10% of the lesser of the borrowing base or the aggregate commitments or (ii) $90.0 million, and for a period of thirty days thereafter. The Company was in compliance with this covenant as of March 31, 2021.

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

As of March 31, 2021, there was no balance outstanding on the 2023 ABL and there was $4.6 million of unamortized debt issuance costs included on the consolidated balance sheets in other assets, net. The Company also has outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $12.8 million as of March 31, 2021.

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

In February 2021, the Company used a portion of the proceeds from the sale of Interior Products to make an additional principal payment of $423.9 million. In connection with this payment, the Company recorded a $9.5 million loss on debt extinguishment for the three and six months ended March 31, 2021. As of March 31, 2021, the outstanding balance on the 2025 Term Loan, net of $11.4 million of unamortized debt issuance costs, was $505.6 million.

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

As of March 31, 2021, the outstanding balance on the 2025 Senior Notes, net of $12.9 million of unamortized debt issuance costs, was $1.29 billion.

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

Equipment Financing Facilities

As of March 31, 2021, the Company had $1.0 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 2.89% and payments due through September 2021.

9. Leases

The following table summarizes components of operating lease costs recognized within selling, general and administrative expenses (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Operating lease costs	$26.8	$26.2	$52.5	$52.7
Variable lease costs	2.4	2.4	4.7	4.7
Total operating lease costs	$29.2	$28.6	$57.2	$57.4

The following table presents supplemental cash flow information related to operating leases (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Operating cash flows for operating lease liabilities	$24.6	$24.9	$49.1	$49.7

As of March 31, 2021, the Company’s operating leases had a weighted-average remaining lease term of 5.7 years and a weighted-average discount rate of 3.61% The following table summarizes future lease payments under operating leases as of March 31, 2021 (in millions):

Year Ending September 30,
2021 (Apr - Sept)	$49.1
2022	90.5
2023	75.9
2024	62.1
2025	39.9
Thereafter	89.4
Total future lease payments	406.9
Imputed interest	(38.7)
Total operating lease liabilities	$368.2

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

The following table summarizes the components of and changes in accumulated other comprehensive loss (in millions):

	Foreign	Derivative
	Currency Translation	Financial Instruments	AOCI
Balance as of September 30, 2020	$(19.7)	$(15.0)	$(34.7)
Other comprehensive income before reclassifications	4.9	5.0	9.9
Reclassifications out of other comprehensive loss	—	—	—
Balance as of March 31, 2021	$(14.8)	$(10.0)	$(24.8)

Gains (losses) on derivative instruments are recognized in the consolidated statements of operations in interest expense, financing costs, and other.

12. Geographic Data

The following table summarizes certain geographic information (in millions):

	March 31, 2021	September 30, 2020	March 31, 2020
Long-lived assets:
U.S.	$670.3	$708.2	$765.5
Canada	10.2	9.9	10.5
Total long-lived assets	$680.5	$718.1	$776.0

13. Fair Value Measurement

As of March 31, 2021, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

As of March 31, 2021, based upon recent trading prices (Level 2), the fair value of the Company’s $300.0 million Senior Notes due in 2026 was $311.3 million and the fair value of the $1.30 billion 2025 Senior Notes was $1.33 billion.

As of March 31, 2021, the fair value of the Company’s term loan and revolving lines of credit approximated the amount outstanding. The Company estimates the fair value of its term loan and revolving lines of credit by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

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

The effectiveness of the swaps will be assessed qualitatively by the Company during the lives of the hedges by a) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and b) through an evaluation of the ability of the counterparty to the hedges to honor their obligations under the hedges. The Company performed a qualitative analysis as of March 31, 2021 and concluded that the swap agreements continue to meet the requirements under ASC 815 to qualify for cash flow hedge accounting. As of March 31, 2021, the fair value of the 3‑year and 5‑year swaps, net of tax, were $3.6 million and $6.4 million, respectively, both in favor of the counterparty. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

The Company records any differences paid or received on its interest rate hedges to interest expense, financing costs and other. The following table summarizes the combined fair values, net of tax, of the interest rate derivative instruments (in millions):

Instrument	Fair Value Hierarchy	March 31, 2021	September 30, 2020	March 31, 2020
Designated interest rate swaps[1]	Level 2	$(10.0)	$(15.0)	$(15.0)

_______________________

[1]	Assets are included on the consolidated balance sheets in prepaid expenses and other current assets, while liabilities are included in accrued expenses.

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

The following table summarizes the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
Instrument	2021	2020	2021	2020
Designated interest rate swaps	$3.3	$(15.9)	$5.0	$(13.4)

15. Subsequent Events

On April 19, 2021, the Company delivered a notice of conditional redemption with respect to all $1.30 billion aggregate principal amount outstanding of the 2025 Senior Notes, which redemption is conditioned upon the completion of a debt financing on terms and conditions satisfactory to the Company yielding aggregate proceeds, together with cash on hand and available borrowings under the proposed New Senior Secured Credit Facilities (as defined below), sufficient to fund the redemption payment for the 2025 Senior Notes on the scheduled redemption date and to pay related transaction premiums, accrued interest, fees and expenses (the “Redemption Condition”). Substantially concurrent with the redemption of the 2025 Senior Notes, which is expected to occur, subject to satisfaction of the Redemption Condition, on or about May 19, 2021, the Company expects, subject to market and other conditions, to amend and restate the 2023 ABL and the 2025 Term Loan, consisting of:

•	a new senior secured asset-based revolving credit facility due 2026 with maximum aggregate commitments of $1.30 billion, subject to borrowing base capacity (the “A&R ABL Facility”); and
•	a new $1.00 billion senior secured term loan “B” facility due 2028 (the “A&R Term Loan Facility” and, together with the A&R ABL Facility, the “New Senior Secured Credit Facilities”).

On April 23, 2021, the Company entered into a purchase agreement with BofA Securities, Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC to issue $350.0 million in aggregate principal amount of its 4.125% senior notes due 2029 (the “2029 Senior Notes”). The funds received in connection with issuance of the 2029 Senior Notes, which is expected to close, subject to customary closing conditions, on or about May 10, 2021, will be used, together with cash on hand and available borrowings under the New Senior Secured Credit Facilities, to (i) redeem, repay, retire and discharge in full all $1.30 billion aggregate principal amount of the 2025 Senior Notes, (ii) repay all outstanding borrowings under the 2025 Term Loan and (iii) pay all related premiums, accrued interest, fees and expenses in connection with the foregoing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis included in our 2020 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2021” refer to the three or six months ended March 31, 2021 being discussed and references to “2020” refer to the three or six months ended March 31, 2020 being discussed. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

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

On February 10, 2021, the Company completed the sale of its interior products and insulation businesses (“Interior Products”) to Foundation Building Materials Holding Company LLC (“FBM”), pursuant to that certain Equity Purchase Agreement, dated as of December 20, 2020 (the “Purchase Agreement”), by and between the Company and ASP Sailor Acquisition Corp. (“ASP”), for approximately $850 million in cash (subject to a working capital and certain other adjustments as set forth in the Purchase Agreement). On January 29, 2021, ASP assigned the Purchase Agreement to FBM. We intend to use the anticipated after-tax proceeds of approximately $750 million from the divestiture of our Interior Products business to reduce net leverage, strengthen our balance sheet, and provide the financial flexibility to pursue strategic growth initiatives in our core exteriors business. Beginning with the condensed consolidated financial statements for the three months ended December 31, 2020, we have reflected Interior Products as discontinued operations for all periods presented. Unless otherwise noted, amounts and disclosures throughout this Management’s Discussion and Analysis relate to our continuing operations. For additional information, see Note 3 in the Notes to Condensed Consolidated Financial Statements.

On January 15, 2020, we announced the rebranding of our exterior products branches with the trade name “Beacon Building Products” (the “Rebranding”). The new name, and a related logo, were adopted at over 450 Beacon one-step exterior products branches. Our two-step branches continue to operate under legacy brand names.

As of March 31, 2021, we operated 446 branches throughout all 50 states in the U.S. and 6 provinces in Canada. We offer one of the most extensive assortments of high-quality branded products in the industry, with approximately 140,000 SKUs available across our branch network.

We serve over 90,000 customers by promptly providing the products they require, allowing our customers to deliver on the project specifications and timelines that are critical to their success. Our customer base is composed mainly of a diverse population of building contractors from the markets in which we operate. These local, regional, and national contractors work on new construction projects as well as the repair or remodeling of residential and non-residential properties. We also distribute products to home builders, building owners, and retailers.

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

Our history has been strongly influenced by significant acquisition-driven growth, highlighted by the acquisitions of Allied Building Products Corp. (“Allied”) for $2.88 billion in 2018 (the “Allied Acquisition”) and Roofing Supply Group, LLC (“RSG”) for $1.17 billion in 2016 (the “RSG Acquisition”). These strategic acquisitions expanded our geographic footprint, enhanced our market presence, and diversified our product offerings. The scale we have achieved from our expansion efforts will serve as a competitive advantage, also allowing us to use our assets more efficiently and control our expenses to drive operating leverage.

While we will continue to pursue strategic acquisitions to grow our business, our primary focus is now on continuing to identify additional opportunities for organic growth and improving our operations. Our recent highlights in these pursuits are demonstrated by the following results:

•	second quarter 2021 organic daily sales growth of 11.8% as compared to 2020;
•	seven new branch locations since the start of fiscal year 2020; and
•	significant improvements in labor cost efficiency and fleet utilization metrics as compared to historical levels, driven by strategic cost actions.

Recent Developments

In April 2021, we announced a series of refinancing transactions, pursuant to which we intend to redeem certain of our senior notes and amend our current debt financing facilities. For additional information, see Note 15 in our Notes to Condensed Consolidated Financial Statements.

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

Comparison of the Three Months Ended March 31, 2021 and 2020

The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in millions):

	Three Months Ended March 31,
	2021	2020
Net sales	$1,318.0	$1,197.1
Cost of products sold	985.2	926.7
Gross profit	332.8	270.4
Operating expense:
Selling, general and administrative	267.8	262.7
Depreciation	14.6	14.5
Amortization	27.6	168.8
Total operating expense	310.0	446.0
Income (loss) from operations	22.8	(175.6)
Interest expense, financing costs, and other	28.6	23.6
Loss on debt extinguishment	9.5	—
Income (loss) from continuing operations before income taxes	(15.3)	(199.2)
Provision for (benefit from) income taxes	(4.8)	(77.9)
Net income (loss) from continuing operations	(10.5)	(121.3)
Net income (loss) from discontinued operations	4.2	(1.3)
Net income (loss)	(6.3)	(122.6)
Dividends on Preferred Stock	6.0	6.0
Net income (loss) attributable to common shareholders	$(12.3)	$(128.6)

	Three Months Ended March 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of products sold	74.7%	77.4%
Gross profit	25.3%	22.6%
Operating expense:
Selling, general and administrative	20.3%	22.0%
Depreciation	1.1%	1.2%
Amortization	2.1%	14.1%
Total operating expense	23.5%	37.3%
Income (loss) from operations	1.8%	(14.7%)
Interest expense, financing costs, and other	2.3%	1.9%
Loss on debt extinguishment	0.7%	0.0%
Income (loss) from continuing operations before income taxes	(1.2%)	(16.6%)
Provision for (benefit from) income taxes	(0.4%)	(6.5%)
Net income (loss) from continuing operations	(0.8%)	(10.1%)
Net income (loss) from discontinued operations	0.3%	(0.1%)
Net income (loss)	(0.5%)	(10.2%)
Dividends on Preferred Stock	0.4%	0.5%
Net income (loss) attributable to common shareholders	(0.9%)	(10.7%)

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

As of March 31, 2021, we had a total of 446 branches in operation. All such branches were acquired prior to the start of the second quarter of fiscal year 2020 and therefore meet our existing market definition. As a result, operating results for existing markets are equal to consolidated operating results for all periods presented.

Net Sales

Net sales increased 10.1% to $1.32 billion in 2021, up from $1.20 billion in 2020 despite one fewer selling day. The comparative increase in net sales was influenced by strong demand for residential and complementary products and the benefit of price increases, partially offset by a softer demand for non-residential products.

Net sales by geographic region increased from 2020 to 2021 as follows: Northeast 6.7%; Mid-Atlantic 4.6%; Southeast 29.1%; Southwest 7.6%; Midwest 4.6%; West 1.1%; and Canada 45.7%.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below).

The following table summarizes net sales by product line for the periods presented (in millions):

	Three Months Ended March 31,
	2021		2020		Change
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$695.0	52.7%	$585.4	48.9%	$109.6	18.7%
Non-residential roofing products	329.7	25.0%	343.7	28.7%	(14.0)	(4.1%)
Complementary building products	293.3	22.3%	268.0	22.4%	25.3	9.4%
Total net sales	$1,318.0	100.0%	$1,197.1	100.0%	$120.9	10.1%

Gross Profit

The following table summarizes gross profit and gross margin for the periods presented (in millions):

	Three Months Ended March 31,		Change[1]
	2021	2020	$	%
Gross profit	$332.8	$270.4	$62.4	23.1%
Gross margin	25.3%	22.6%	N/A	2.7%

___________________________________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Gross margin was 25.3% in 2021, up 2.7 percentage points from 22.6% in 2020. The comparative increase in gross margin resulted from a weighted-average selling price increase of approximately 5% and favorable product mix shift, partially offset by a weighted-average product cost increase of approximately 2-3%.

Operating Expense

The following table summarizes operating expense for the periods presented (in millions):

	Three Months Ended March 31,		Change[1]
	2021	2020	$	%
Selling, general, and administrative	$267.8	$262.7	$5.1	1.9%
Depreciation	14.6	14.5	0.1	0.7%
Amortization	27.6	168.8	(141.2)	(83.6%)
Operating expense	$310.0	$446.0	$(136.0)	(30.5%)
% of net sales	23.5%	37.3%	N/A	(13.8%)

 _________________________________________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense decreased 30.5% to $310.0 million in 2021, from $446.0 million in 2020. The comparative decrease in operating expense was mainly influenced by the following factors:

•

a $141.2 million decrease in amortization expense, which included the gross impact of accelerated amortization of $142.6 million related to the write-off of certain trade names in connection with the Rebranding in 2020; and

•	a $2.9 million decrease in selling expenses, primarily due to a decrease in travel and entertainment.

The decrease was partially offset by:

•	an $11.1 million increase in payroll and employee benefit costs, primarily due to a comparative increase in annual incentive expense and annual merit increases.

Our focus on improving our cost structure has allowed us to identify opportunities for efficiencies across our business. While certain of our cost actions have been temporary in nature, we continue our efforts to improve our expense structure in order to produce permanent efficiency gains. Our selling, general and administrative expense as a percentage of net sales improved by 1.7 percentage points, driven by the combination of higher year-over-year sales, lower travel and entertainment expenses, and improved operating leverage from labor and fleet productivity initiatives.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $28.6 million in 2021, compared to $23.6 million in 2020. The comparative increase is primarily due to:

•	a $5.6 million settlement received in 2020 in connection with a class action lawsuit; and
•	a $5.3 million refund received in 2020 as the final true-up of the $164.0 million payment resulting from the 338(h)(10) election made in connection with the Allied Acquisition;

The increase was partially offset by a $6.0 million decrease in interest expense due to decreased debt balances and a lower weighted-average interest rate on our outstanding debt.

Income Taxes

Income tax provision (benefit) was $(4.8) million in 2021, compared to $(77.9) million in 2020. The comparative decrease in income tax benefit was primarily due to 2020 tax benefits from deferred tax adjustments of $36.5 million related to the Rebranding and $33.3 million related to the impact of the CARES Act. The effective tax rate, excluding any discrete items, was 26.0% in 2021, compared to 39.9% in 2020. We expect our fiscal year 2021 effective tax rate, excluding any discrete items, will range from approximately 26.0% to 27.0%.

Net Income (Loss)/Net Income (Loss) Per Share

Net income (loss) from continuing operations was $(10.5) million in 2021, compared to $(121.3) million in 2020. Net income (loss) from discontinued operations was $4.2 million in 2021, compared to $(1.3) million in 2020 (see Note 3 in the Notes to Condensed Consolidated Financial Statements for further discussion). Net income (loss) was $(6.3) million in 2021, compared to $(122.6) million in 2020. There were $6.0 million of dividends on preferred shares in both 2021 and 2020, making net income (loss) attributable to common shareholders of $(12.3) million and $(128.6) million, respectively.

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

The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(6.3)	$(122.6)
Dividends on Preferred Stock	6.0	6.0
Net income (loss) attributable to common shareholders	(12.3)	(128.6)
Undistributed income allocated to participating securities	—	—
Net income (loss) attributable to common shareholders - basic and diluted (if-converted method)	$(12.3)	$(128.6)
Undistributed income allocated to participating securities	—	—
Re-allocation of undistributed income to Preferred Stock	—	—
Net income (loss) attributable to common shareholders - diluted (two-class method)	$(12.3)	$(128.6)
Net income (loss) from discontinued operations attributable to common shareholders - basic and diluted	4.2	(1.3)
Net income (loss) from continuing operations attributable to common shareholders - basic and diluted	$(16.5)	$(127.3)

Weighted-average common shares outstanding - basic	69.6	68.8
Effect of common share equivalents	—	—
Weighted-average common shares outstanding - diluted (if-converted and two-class method)	69.6	68.8

Net income (loss) attributable to common shareholders per share:
Basic - Continuing operations	$(0.24)	$(1.85)
Basic - Discontinued operations	0.06	(0.02)
Basic net income (loss) per share	$(0.18)	$(1.87)

Diluted - Continuing operations	$(0.24)	$(1.85)
Diluted - Discontinued operations	0.06	(0.02)
Diluted net income (loss) per share (two-class method)	$(0.18)	$(1.87)

Diluted - Continuing operations	$(0.24)	$(1.85)
Diluted - Discontinued operations	0.06	(0.02)
Diluted net income (loss) per share (if-converted method)	$(0.18)	$(1.87)

Comparison of the Six Months Ended March 31, 2021 and 2020

The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in millions):

	Six Months Ended March 31,
	2021	2020
Net sales	$2,894.5	$2,612.5
Cost of products sold	2,162.0	2,001.9
Gross profit	732.5	610.6
Operating expense:
Selling, general and administrative	533.0	536.0
Depreciation	28.5	30.3
Amortization	53.1	200.8
Total operating expense	614.6	767.1
Income (loss) from operations	117.9	(156.5)
Interest expense, financing costs, and other	58.6	62.1
Loss on debt extinguishment	9.5	14.7
Income (loss) from continuing operations before income taxes	49.8	(233.3)
Provision for (benefit from) income taxes	12.9	(88.0)
Net income (loss) from continuing operations	36.9	(145.3)
Net income (loss) from discontinued operations	(263.7)	(0.7)
Net income (loss)	(226.8)	(146.0)
Dividends on Preferred Stock	12.0	12.0
Net income (loss) attributable to common shareholders	$(238.8)	$(158.0)

	Six Months Ended March 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of products sold	74.7%	76.6%
Gross profit	25.3%	23.4%
Operating expense:
Selling, general and administrative	18.4%	20.5%
Depreciation	1.0%	1.2%
Amortization	1.8%	7.7%
Total operating expense	21.2%	29.4%
Income (loss) from operations	4.1%	(6.0%)
Interest expense, financing costs, and other	2.1%	2.4%
Loss on debt extinguishment	0.3%	0.6%
Income (loss) from continuing operations before income taxes	1.7%	(9.0%)
Provision for (benefit from) income taxes	0.4%	(3.4%)
Net income (loss) from continuing operations	1.3%	(5.6%)
Net income (loss) from discontinued operations	(9.2%)	0.0%
Net income (loss)	(7.9%)	(5.6%)
Dividends on Preferred Stock	0.4%	0.4%
Net income (loss) attributable to common shareholders	(8.3%)	(6.0%)

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

As of March 31, 2021, we had a total of 446 branches in operation. All such branches were acquired prior to the start of fiscal year 2020 and therefore meet our existing market definition. As a result, operating results for existing markets are equal to consolidated operating results for all periods presented.

Net Sales

Net sales increased 10.8% to $2.89 billion in 2021, up from $2.61 billion in 2020 despite one fewer selling day. The comparative increase in net sales was primarily influenced by strong demand for residential and complementary products across all regions and the benefit of price increases, partially offset by a softer demand for non-residential products.

Net sales by geographic region increased from 2020 to 2021 as follows: Northeast 5.4%; Mid-Atlantic 7.5%; Southeast 34.2%; Southwest 12.1%; Midwest 5.2%; West 0.2%; and Canada 19.3%.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below).

The following table summarizes net sales by product line for the periods presented (in millions):

	Six Months Ended March 31,
	2021		2020		Change
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$1,539.9	53.2%	$1,282.3	49.1%	$257.6	20.1%
Non-residential roofing products	727.9	25.1%	755.7	28.9%	(27.8)	(3.7%)
Complementary building products	626.7	21.7%	574.5	22.0%	52.2	9.1%
Total net sales	$2,894.5	100.0%	$2,612.5	100.0%	$282.0	10.8%

Gross Profit

The following table summarizes gross profit and gross margin for the periods presented (in millions):

	Six Months Ended March 31,		Change[1]
	2021	2020	$	%
Gross profit	$732.5	$610.6	$121.9	20.0%
Gross margin	25.3%	23.4%	N/A	1.9%

________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Gross margin was 25.3% in 2021, up 1.9 percentage points from 23.4% in 2020. The comparative increase in gross margin resulted from a weighted-average selling price increase of approximately 3-4% and favorable product mix shift, partially offset by a weighted-average product cost increase of approximately 2-3%.

Operating Expense

The following table summarizes operating expense for the periods presented (in millions):

	Six Months Ended March 31,		Change[1]
	2021	2020	$	%
Selling, general, and administrative	$533.0	$536.0	$(3.0)	(0.6%)
Depreciation	28.5	30.3	(1.8)	(5.9%)
Amortization	53.1	200.8	(147.7)	(73.6%)
Total operating expense	$614.6	$767.1	$(152.5)	(19.9%)
% of net sales	21.2%	29.4%	N/A	(8.2%)

________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense decreased 19.9% to $614.6 million in 2021, from $767.1 million in 2020. The comparative decrease in operating expense was mainly influenced by the following factors:

•

a $147.7 million decrease in amortization expense, which included the gross impact of accelerated amortization of $142.6 million related to the write-off of certain trade names in connection with the Rebranding in 2020; and

•	a $7.1 million decrease in selling expenses, primarily due to a decrease in travel and entertainment and a decrease in fleet costs.

The decrease was partially offset by:

•	an $11.1 million increase in payroll and employee benefit costs, primarily due to a comparative increase in annual incentive expense and annual merit increases.

Our focus on improving our cost structure has allowed us to identify opportunities for efficiencies across our business. While certain of our cost actions have been temporary in nature, we continue our efforts to improve our expense structure in order to produce permanent efficiency gains. Our selling, general and administrative expense as a percentage of net sales improved by 2.1 percentage points, driven by the combination of higher year-over-year sales, lower travel and entertainment expenses, and improved operating leverage from labor and fleet productivity initiatives.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $58.6 million in 2021, compared to $62.1 million in 2020. The comparative decrease is primarily due to a $9.4 million decrease in interest expense resulting from decreased debt balances and a lower weighted-average interest rate on our outstanding debt. The decrease was partially offset by:

•	a $5.6 million settlement received in 2020 in connection with a class action lawsuit; and
•	a $5.3 million refund received in 2020 as the final true-up of the $164.0 million payment resulting from the 338(h)(10) election made in connection with the Allied Acquisition.

Income Taxes

Income tax provision (benefit) was $12.9 million in 2021, compared to $(88.0) million in 2020. The comparative increase in income tax expense was primarily due to 2020 tax benefits from deferred tax adjustments of $36.5 million related to the Rebranding and $33.3 million related to the impact of the CARES Act. The effective tax rate, excluding any discrete items, was 26.0% in 2021, compared to 39.9% in 2020. We expect our fiscal year 2021 effective tax rate, excluding any discrete items, will range from approximately 26.0% to 27.0%.

Net Income (Loss)/Net Income (Loss) Per Share

Net income (loss) from continuing operations was $36.9 million in 2021, compared to $(145.3) million in 2020. Net income (loss) from discontinued operations was $(263.7) million in 2021, compared to $(0.7) million in 2020 (see Note 3 in the Notes to Condensed Consolidated Financial Statements for further discussion). Net income (loss) was $(226.8) million in 2021, compared to $(146.0) million in 2020. There were $12.0 million of dividends on preferred shares in both 2021 and 2020, making net income (loss) attributable to common shareholders $(238.8) million and $(158.0) million, respectively.

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

The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Six Months Ended March 31,
	2021	2020
Net income (loss)	$(226.8)	$(146.0)
Dividends on Preferred Stock	12.0	12.0
Net income (loss) attributable to common shareholders	(238.8)	(158.0)
Undistributed income allocated to participating securities	—	—
Net income (loss) attributable to common shareholders - basic and diluted (if-converted method)	$(238.8)	$(158.0)
Undistributed income allocated to participating securities	—	—
Re-allocation of undistributed income to Preferred Stock	—	—
Net income (loss) attributable to common shareholders - diluted (two-class method)	$(238.8)	$(158.0)
Net income (loss) from discontinued operations attributable to common shareholders - basic and diluted	(263.7)	(0.7)
Net income (loss) from continuing operations attributable to common shareholders - basic and diluted	$24.9	$(157.3)

Weighted-average common shares outstanding - basic	69.4	68.7
Effect of common share equivalents	0.9	—
Weighted-average common shares outstanding - diluted (if-converted and two-class method)	70.3	68.7

Net income (loss) attributable to common shareholders per share:
Basic - Continuing operations	$0.36	$(2.29)
Basic - Discontinued operations	(3.80)	(0.01)
Basic net income (loss) per share	$(3.44)	$(2.30)

Diluted - Continuing operations	$0.35	$(2.29)
Diluted - Discontinued operations	(3.75)	(0.01)
Diluted net income (loss) per share (two-class method)	$(3.40)	$(2.30)

Diluted - Continuing operations	$0.35	$(2.29)
Diluted - Discontinued operations	(3.75)	(0.01)
Diluted net income (loss) per share (if-converted method)	$(3.40)	$(2.30)

Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we prepare certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), specifically:

•	Adjusted Operating Expense. We define Adjusted Operating Expense as operating expense, excluding the impact of the adjusting items (as described below).

•	Adjusted Net Income (Loss). We define Adjusted Net Income (Loss) as net income (loss) from continuing operations, excluding the impact of the adjusting items (as described below).
•

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations, excluding the impact of interest expense (net of interest income), income taxes, depreciation and amortization, stock-based compensation, and the adjusting items (as described below).

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

While we believe that these non-GAAP measures are useful to investors when evaluating our business, they are not prepared and presented in accordance with GAAP, and therefore should be considered supplemental in nature. These non-GAAP measures should not be considered in isolation or as a substitute for other financial performance measures presented in accordance with GAAP. These non-GAAP financial measures may have material limitations including, but not limited to, the exclusion of certain costs without a corresponding reduction of net income for the income generated by the assets to which the excluded costs relate. In addition, these non-GAAP financial measures may differ from similarly titled measures presented by other companies.

Adjusting Items to Non-GAAP Financial Measures

The impact of the following expense (income) items is excluded from each of our non-GAAP measures (the “adjusting items”):

•

Acquisition costs. Represent certain costs related to historical acquisitions, including: amortization of intangible assets; professional fees, branch integration expenses, travel expenses, employee severance and retention costs, and other personnel expenses classified as selling, general and administrative; and amortization of debt issuance costs.

•

Restructuring costs. Represent costs stemming from headcount rationalization efforts and certain costs of the Rebranding; impact of the Interior Products divestiture; accrued estimated costs related to employee benefit plan withdrawals; and amortization of debt issuance costs and loss on debt extinguishment.

•

COVID-19 impacts. Represent costs directly related to the COVID-19 pandemic; and income tax provision (benefit) stemming from the revaluation of deferred tax assets and liabilities made in conjunction with our application of the CARES Act.

The following table presents the impact of the adjusting items on our consolidated statements of operations for each of the periods indicated (in millions):

	Operating Expense		Non-Operating Expense
	SG&A1	Amortization	Interest Expense	Other (Income) Expense	Income Taxes[2]	Total
Three Months Ended March 31, 2021
Acquisition costs	$0.7	$25.3	$1.8	$—	$—	$27.8
Restructuring costs[3]	3.0	2.3	0.8	9.5	—	15.6
COVID-19 impacts	0.5	—	—	—	—	0.5
Total adjusting items	$4.2	$27.6	$2.6	$9.5	$—	$43.9

Three Months Ended March 31, 2020
Acquisition costs[4]	$2.4	$26.1	$2.0	$(5.3)	$—	$25.2
Restructuring costs[5]	0.9	142.6	0.9	0.1	—	144.5
COVID-19 impacts[6]	—	—	—	—	(33.3)	(33.3)
Total adjusting items	$3.3	$168.7	$2.9	$(5.2)	$(33.3)	$136.4

Six Months Ended March 31, 2021
Acquisition costs	$1.7	$50.8	$3.9	$—	$—	$56.4
Restructuring costs[3]	4.9	2.3	1.7	9.5	—	18.4
COVID-19 impacts	0.8	—	—	—	—	0.8
Total adjusting items	$7.4	$53.1	$5.6	$9.5	$—	$75.6

Six Months Ended March 31, 2020
Acquisition costs[4]	$6.3	$58.1	$4.0	$(5.3)	$—	$63.1
Restructuring costs[5]	0.9	142.6	1.7	19.8	—	165.0
COVID-19 impacts[6]	—	—	—	—	(33.3)	(33.3)
Total adjusting items	$7.2	$200.7	$5.7	$14.5	$(33.3)	$194.8

______________________________

[1]	Selling, general and administrative expense (“SG&A”).
[2]	For tax impact of adjusting items, see Adjusted Net Income (Loss) table below.
[3]

Other (income) expense for the three and six months ended March 31, 2021 consists of a loss on debt extinguishment of $9.5 million in connection with the write-off of debt issuance costs stemming from the additional $423.9 million principal payment on the 2025 Term Loan.

[4]

Other (income) expense for the three and six months ended March 31, 2020 includes a net $5.3 million refund received as the final true-up of the $164.0 million payment resulting from the 338(h)(10) election made in connection with the acquisition of Allied Building Products Corp. on January 2, 2018.

[5]

Amortization for the three and six months ended March 31, 2020 includes the impact of non-cash accelerated intangible asset amortization of $142.6 million related to the write-off of certain trade names in connection with the Company’s rebranding. Other (income) expense for the six months ended March 31, 2020 includes a loss on debt extinguishment of $14.7 million in connection with the October 2019 debt refinancing.

[6]

Income taxes for the three and six months ended March 31, 2020 includes a $33.3 million income tax benefit resulting from our application of the CARES Act (which was substantially reversed in the third quarter of fiscal 2020).

Adjusted Operating Expense

The following table presents a reconciliation of operating expense, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Operating Expense for each of the periods indicated (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Operating expense	$310.0	$446.0	$614.6	$767.1
Acquisition costs	(26.0)	(28.5)	(52.5)	(64.4)
Restructuring costs	(5.3)	(143.5)	(7.2)	(143.5)
COVID-19 impacts	(0.5)	—	(0.8)	—
Adjusted Operating Expense	$278.2	$274.0	$554.1	$559.2

Net sales	$1,318.0	$1,197.1	$2,894.5	$2,612.5
Operating expense as % of net sales	23.5%	37.3%	21.2%	29.4%
Adjusted Operating Expense as % of net sales	21.1%	22.9%	19.1%	21.4%

Adjusted Net Income (Loss)

The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss) for each of the periods indicated (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income (loss) from continuing operations	$(10.5)	$(121.3)	$36.9	$(145.3)
Adjusting items:
Acquisition costs	27.8	25.2	56.4	63.1
Restructuring costs	15.6	144.5	18.4	165.0
COVID-19 impacts	0.5	(33.3)	0.8	(33.3)
Total adjusting items	43.9	136.4	75.6	194.8
Less: tax impact of adjusting items[1]	(11.3)	(37.5)	(19.4)	(53.7)
Total adjustments, net of tax	32.6	98.9	56.2	141.1
Adjusted Net Income (Loss)	$22.1	$(22.4)	$93.1	$(4.2)

Net sales	$1,318.0	$1,197.1	$2,894.5	$2,612.5
Net income (loss) as % of sales	(0.8%)	(10.1%)	1.3%	(5.6%)
Adjusted Net Income (Loss) as % of sales	1.7%	(1.9%)	3.2%	(0.2%)

______________________________

[1]

Amounts represent tax impact on adjustments that are not included in our income tax provision (benefit) for the periods presented. The effective tax rate applied to these adjustments is calculated by using forecasted adjusted pre-tax income while factoring in estimated discrete tax adjustments for the fiscal year. The tax impact of adjustments for the three months ended March 31, 2021 and 2020 were calculated using a blended effective tax rate of 25.7% and 27.5%, respectively. The tax impact of adjusting items for the six months ended March 31, 2021 and 2020 were calculated using an effective tax rate of 25.7% and 27.6%, respectively.

Adjusted EBITDA

The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income (loss) from continuing operations	$(10.5)	$(121.3)	$36.9	$(145.3)
Interest expense, net	29.6	35.6	60.9	70.3
Income taxes	(4.8)	(77.9)	12.9	(88.0)
Depreciation and amortization	42.2	183.3	81.6	231.1
Stock-based compensation	4.2	4.3	8.0	9.1
Acquisition costs[1]	0.7	(2.9)	1.7	1.0
Restructuring costs[1]	12.5	1.0	14.4	20.7
COVID-19 impacts[1]	0.5	—	0.8	—
Adjusted EBITDA	$74.4	$22.1	$217.2	$98.9

Net sales	$1,318.0	$1,197.1	$2,894.5	$2,612.5
Net income (loss) as % of net sales	(0.8%)	(10.1%)	1.3%	(5.6%)
Adjusted EBITDA as % of net sales	5.6%	1.8%	7.5%	3.8%

______________________________

[1]

Amounts represent adjusting items included in selling, general, and administrative expense and other income (expense); remaining adjusting item balances are embedded within the other line item balances reported in this table.

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

At times, we experience fluctuations in our financial performance that are driven by factors outside of our control, including the impact that severe weather events and unusual weather patterns may have on the timing and magnitude of demand and material availability.

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

Certain Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for the first two quarters of fiscal year 2021 and fiscal year 2020, which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends (in millions, except per share amounts):

	2021		2020
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Net sales	$1,318.0	$1,576.5	$1,755.0	$1,549.3	$1,197.1	$1,415.3
% of fiscal year’s net sales	n/m	n/m	29.7%	26.2%	20.2%	23.9%

Gross profit	$332.8	$399.7	$441.3	$368.7	$270.4	$340.1
% of fiscal year’s gross profit	n/m	n/m	31.1%	26.0%	19.0%	23.9%

Net income (loss) from continuing operations	$(10.5)	$47.4	$68.2	$(4.1)	$(121.4)	$(24.0)
Net income (loss)	$(6.3)	$(220.5)	$71.9	$(6.8)	$(122.6)	$(23.4)
Net income (loss) attributable to common shareholders	$(12.3)	$(226.5)	$65.9	$(12.8)	$(128.6)	$(29.4)

Net income (loss) from continuing operations per share - basic	$(0.24)	$0.60	$0.79	$(0.18)	$(1.82)	$(0.44)
Net income (loss) per share - basic	$(0.18)	$(3.27)	$0.84	$(0.18)	$(1.87)	$(0.43)

Net income (loss) from continuing operations per share - diluted	$(0.24)	$0.59	$0.78	$(0.18)	$(1.82)	$(0.44)
Net income (loss) per share - diluted	$(0.18)	$(3.24)	$0.83	$(0.18)	$(1.87)	$(0.43)
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

Our principal sources of liquidity as of March 31, 2021 were our cash and cash equivalents of $619.3 million and our available borrowings of approximately $1.04 billion under our asset-based revolving lines of credit.

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

In February 2021, we used a portion of the approximately $750 million of anticipated net proceeds from the divestiture of our Interior Products business to make an additional $423.9 million principal payment on the 2025 Term Loan and repay the remaining $157.0 million outstanding on the 2023 ABL.

The following table summarizes our cash flows for the periods indicated (in millions):

	Six Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$(123.1)	$(150.8)
Net cash provided by (used in) investing activities	806.4	(23.9)
Net cash provided by (used in) financing activities	(687.8)	883.4
Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.2
Net increase (decrease) in cash and cash equivalents	$(5.3)	$708.9

Operating Activities

Net cash used in operating activities, including both continuing and discontinued operations, was $123.1 million in 2021, compared to $150.8 million in 2020. Cash from operations increased $27.7 million due to an incremental cash inflow of $38.0 million stemming from changes to our net working capital, mainly driven by increases in accounts payable and accrued expenses, partially offset by a decrease in net income after adjustments for non-cash items of $10.3 million. Operating cash flows provided by (used in) discontinued operations for the six months ended March 31, 2021 and 2020 were $(28.2) million and $19.2 million, respectively.

Investing Activities

Net cash provided by investing activities, including both continuing and discontinued operations, was $806.4 million in 2021, compared to cash used in investing activities of $23.9 million in 2020. The $830.3 million increase in investing cash flows was primarily due to proceeds from the sale of Interior Products. Investing cash flows provided by (used in) discontinued operations for the six months ended March 31, 2021 and 2020 were $(2.5) million and $(6.7) million, respectively.

Financing Activities

Net cash used in financing activities was $687.8 million in 2021, compared to cash provided by financing activities of $883.4 million in 2020. The financing cash flow decrease of $1.57 billion was primarily due to a $1.18 billion decrease in net borrowings under our revolving lines of credit over the comparative periods, as well as the $423.9 million additional principal payment on the 2025 Term Loan discussed above.

Capital Resources

As of March 31, 2021, we had access to the following financing arrangements:

•	an asset-based revolving line of credit in the United States;
•	an asset-based revolving line of credit in Canada;
•	a term loan; and
•	two separate senior notes instruments.

2021 Debt Refinancing

On April 19, 2021, we delivered a notice of conditional redemption with respect to all $1.30 billion aggregate principal amount outstanding of our 2025 Senior Notes (as defined below), which redemption is conditioned upon the completion of a debt financing on terms and conditions satisfactory to us yielding aggregate proceeds, together with cash on hand and available borrowings under the proposed New Senior Secured Credit Facilities (as defined below), sufficient to fund the redemption payment for the 2025 Senior Notes on the scheduled redemption date and to pay related transaction premiums, accrued interest, fees and expenses (the “Redemption Condition”). Substantially concurrent with the redemption of the 2025 Senior Notes, which is expected to occur, subject to satisfaction of the Redemption Condition, on or about May 19, 2021, we expect, subject to market and other conditions, to amend and restate the 2023 ABL and the 2025 Term Loan, consisting of:

•	a new senior secured asset-based revolving credit facility due 2026 with maximum aggregate commitments of $1.30 billion, subject to borrowing base capacity (the “A&R ABL Facility”); and
•	a new $1.00 billion senior secured term loan “B” facility due 2028 (the “A&R Term Loan Facility” and, together with the A&R ABL Facility, the “New Senior Secured Credit Facilities”).

On April 23, 2021, we entered into a purchase agreement with BofA Securities, Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC to issue $350.0 million in aggregate principal amount of our 4.125% senior notes due 2029 (the “2029 Senior Notes”). The funds received in connection with issuance of the 2029 Senior Notes, which is expected to close, subject to customary closing conditions, on or about May 10, 2021, will be used, together with cash on hand and available borrowings under the New Senior Secured Credit Facilities, to (i) redeem, repay, retire and discharge in full all $1.30 billion aggregate principal amount of the 2025

Senior Notes, (ii) repay all outstanding borrowings under the 2025 Term Loan and (iii) pay all related premiums, accrued interest, fees and expenses in connection with the foregoing.

2019 Debt Refinancing

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

As of March 31, 2021, the outstanding balance on the 2026 Senior Notes, net of $3.8 million of unamortized debt issuance costs, was $296.2 million.

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

There is one financial covenant under the 2023 ABL, which is the Fixed Charge Coverage Ratio (the “FCCR”). The FCCR is calculated by dividing Consolidated EBITDA, less Capital Expenditures, by Consolidated Fixed Charges (all terms as defined in the agreement). Per the covenant, our FCCR must be a minimum of 1.00 at the end of each fiscal quarter, calculated on a trailing four quarter basis (or under certain circumstances, at the end of each fiscal month, calculated on a trailing twelve-month basis). Compliance is only required at such times as borrowing availability (subject to certain adjustments) is less than the greater of (i) 10% of the lesser of the borrowing base or the aggregate commitments or (ii) $90.0 million, and for a period of thirty days thereafter. We were in compliance with this covenant as of March 31, 2021.

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

As of March 31, 2021, there was no balance outstanding on the 2023 ABL and there was $4.6 million of unamortized debt issuance costs included on the consolidated balance sheets in other assets, net. We also have outstanding standby letters of credit related to the 2023 U.S. Revolver in the amount of $12.8 million as of March 31, 2021.

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

In February 2021, we used a portion of the proceeds from the sale of Interior Products to make an additional principal payment of $423.9 million. In connection with this payment, we recorded a $9.5 million loss on debt extinguishment for the three and six months ended March 31, 2021. As of March 31, 2021, the outstanding balance on the 2025 Term Loan, net of $11.4 million of unamortized debt issuance costs, was $505.6 million.

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

As of March 31, 2021, the outstanding balance on the 2025 Senior Notes, net of $12.9 million of unamortized debt issuance costs, was $1.29 billion.

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

Equipment Financing Facilities

As of March 31, 2021, we had $1.0 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 2.89% and payments due through September 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2020 Annual Report on Form 10-K have not changed materially during the three-month period ended March 31, 2021.

Item 4.Controls and Procedures

As of March 31, 2021, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)). Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

There have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On February 10, 2021, we completed the sale of our Interior Products business that was previously subject to our information systems and internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated and accounted for the disposition of the Interior Products business. There were no significant changes to our internal control over financial reporting as a result of the disposition.

PART II.OTHER INFORMATION

Item 6.	Exhibits
Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350

101*	101.INS Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH Inline XBRL Taxonomy Extension Schema
101.CAL Inline XBRL Taxonomy Extension Calculation
101.PRE Inline XBRL Taxonomy Extension Presentation
101.LAB Inline XBRL Taxonomy Extension Labels
101.DEF Inline XBRL Taxonomy Extension Definition

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_________________________________________

*	Filed herewith
**	Furnished herewith

Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Inline Extensible Business Reporting Language (iXBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q:

(i)	the Consolidated Balance Sheets as of March 31, 2021; September 30, 2020; and March 31, 2020,
(ii)	the Consolidated Statements of Operations for the three and six months ended March 31, 2021 and 2020,
(iii)	the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2021 and 2020,
(iv)	the Consolidated Statements of Stockholders’ Equity for the three and six months ended March 31, 2021 and 2020,
(v)	the Consolidated Statements of Cash Flows for the six months ended March 31, 2021 and 2020, and
(vi)	the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: May 7, 2021	BY:	/s/ FRANK A. LONEGRO
Frank A. Lonegro
Executive Vice President & Chief Financial Officer