Form 10-Q
period 2021-06-30
BEACON ROOFING SUPPLY INC
filed 2021-08-06
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of July 31, 2021, 70,034,722 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Quarter Ended June 30, 2021

PART I.Financial Information (Unaudited)

Item 1.	Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(Unaudited; in millions, except per share amounts)

	June 30,	September 30,	June 30,
	2021	2020	2020
Assets
Current assets:
Cash and cash equivalents	$188.9	$624.6	$1,018.4
Accounts receivable, less allowance of $19.7, $17.9 and $19.0 as of June 30, 2021, September 30, 2020 and June 30, 2020, respectively	965.1	885.2	858.8
Inventories, net	1,170.7	871.4	874.2
Prepaid expenses and other current assets	354.8	351.8	282.8
Current assets held for sale	—	243.8	231.5
Total current assets	2,679.5	2,976.8	3,265.7
Property and equipment, net	223.8	207.8	199.0
Goodwill	1,761.7	1,756.1	1,755.5
Intangibles, net	439.8	518.0	548.2
Operating lease assets	395.8	376.2	379.9
Deferred income taxes, net	89.2	—	—
Other assets, net	9.5	2.1	—
Non-current assets held for sale	—	1,120.5	1,131.6
Total assets	$5,599.3	$6,957.5	$7,279.9

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$877.7	$885.8	$731.7
Accrued expenses	645.0	509.7	497.1
Current operating lease liabilities	87.8	84.0	83.3
Current portions of long-term debt/obligations	10.4	12.3	12.9
Current liabilities held for sale	—	139.4	126.4
Total current liabilities	1,620.9	1,631.2	1,451.4
Borrowings under revolving lines of credit, net	—	251.1	848.7
Long-term debt, net	1,616.1	2,494.2	2,494.5
Deferred income taxes, net	—	71.8	50.7
Non-current operating lease liabilities	308.7	290.5	294.0
Long-term obligations under equipment financing, net	—	—	0.4
Other long-term liabilities	16.0	5.2	0.1
Non-current liabilities held for sale	—	53.4	54.2
Total liabilities	3,561.7	4,797.4	5,194.0
Commitments and contingencies (Note 10)
Convertible Preferred Stock; $0.01 par value; aggregate liquidation preference $400.0; 0.4 shares authorized, issued and outstanding as of June 30, 2021, September 30, 2020 and June 30, 2020 (Note 5)	399.2	399.2	399.2
Stockholders' equity:
Common stock (voting); $0.01 par value; 100.0 shares authorized; 70.0, 69.0 and 68.9 shares issued and outstanding as of June 30, 2021, September 30, 2020 and June 30, 2020, respectively	0.7	0.7	0.7
Undesignated preferred stock; 5.0 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	1,138.5	1,100.6	1,095.1
Retained earnings	521.7	694.3	628.4
Accumulated other comprehensive income (loss)	(22.5)	(34.7)	(37.5)
Total stockholders' equity	1,638.4	1,760.9	1,686.7
Total liabilities and stockholders' equity	$5,599.3	$6,957.5	$7,279.9

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net sales	$1,872.1	$1,549.3	$4,766.6	$4,161.7
Cost of products sold	1,354.7	1,180.6	3,516.7	3,182.5
Gross profit	517.4	368.7	1,249.9	979.2
Operating expense:
Selling, general and administrative	296.3	248.5	829.3	784.5
Depreciation	15.1	14.1	43.6	44.4
Amortization	25.2	30.9	78.3	231.7
Total operating expense	336.6	293.5	951.2	1,060.6
Income (loss) from operations	180.8	75.2	298.7	(81.4)
Interest expense, financing costs, and other	23.2	35.2	81.8	97.3
Loss on debt extinguishment	50.7	—	60.2	14.7
Income (loss) from continuing operations before income taxes	106.9	40.0	156.7	(193.4)
Provision for (benefit from) income taxes	27.1	44.1	40.0	(43.9)
Net income (loss) from continuing operations	79.8	(4.1)	116.7	(149.5)
Net income (loss) from discontinued operations[1]	(3.3)	(2.6)	(267.0)	(3.3)
Net income (loss)	76.5	(6.7)	(150.3)	(152.8)
Dividends on Preferred Stock	6.0	6.0	18.0	18.0
Net income (loss) attributable to common stockholders	$70.5	$(12.7)	$(168.3)	$(170.8)

Weighted-average common stock outstanding:
Basic	69.9	68.8	69.6	68.8
Diluted	71.3	68.8	70.7	68.8

Net income (loss) per share[2]:
Basic - Continuing operations	$0.93	$(0.14)	$1.42	$(2.43)
Basic - Discontinued operations	(0.04)	(0.04)	(3.84)	(0.05)
Basic net income (loss) per share	$0.89	$(0.18)	$(2.42)	$(2.48)

Diluted - Continuing operations	$0.91	$(0.14)	$1.40	$(2.43)
Diluted - Discontinued operations	(0.04)	(0.04)	(3.78)	(0.05)
Diluted net income (loss) per share	$0.87	$(0.18)	$(2.38)	$(2.48)

______________________________

[1]	See Note 3 for additional information.
[2]	See Note 5 for detailed calculations and further discussion.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(Unaudited; in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$76.5	$(6.7)	$(150.3)	$(152.8)
Other comprehensive income (loss):
Foreign currency translation adjustment	1.2	2.9	6.1	(2.3)
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	1.1	(1.3)	6.1	(14.6)
Total other comprehensive income (loss)	2.3	1.6	12.2	(16.9)
Comprehensive income (loss)	$78.8	$(5.1)	$(138.1)	$(169.7)

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited; in millions)

	Common Stock			Retained
	Shares	Amount	APIC[1]	Earnings	AOCI[2]	Total
Three Months Ended June 30, 2021
Balance as of March 31, 2021	69.8	$0.7	$1,126.2	$451.2	$(24.8)	$1,553.3
Adoption of ASU 2016-13	—	—	—	—	—	—
Issuance of common stock, net of shares withheld for taxes	0.2	—	6.9	—	—	6.9
Stock-based compensation	—	—	5.4	—	—	5.4
Other comprehensive income (loss)	—	—	—	—	2.3	2.3
Net income (loss)	—	—	—	76.5	—	76.5
Dividends on Preferred Stock	—	—	—	(6.0)	—	(6.0)
Balance as of June 30, 2021	70.0	$0.7	$1,138.5	$521.7	$(22.5)	$1,638.4

Three Months Ended June 30, 2020
Balance as of March 31, 2020	68.8	$0.7	$1,091.5	$641.1	$(39.1)	$1,694.2
Issuance of common stock, net of shares withheld for taxes	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	3.5	—	—	3.5
Other comprehensive income (loss)	—	—	—	—	1.6	1.6
Net income (loss)	—	—	—	(6.7)	—	(6.7)
Dividends on Preferred Stock	—	—	—	(6.0)	—	(6.0)
Balance as of June 30, 2020	68.9	$0.7	$1,095.1	$628.4	$(37.5)	$1,686.7

Nine Months Ended June 30, 2021
Balance as of September 30, 2020	69.0	$0.7	$1,100.6	$694.3	$(34.7)	$1,760.9
Adoption of ASU 2016-13	—	—	—	(4.3)	—	(4.3)
Issuance of common stock, net of shares withheld for taxes	1.0	—	20.3	—	—	20.3
Stock-based compensation	—	—	17.6	—	—	17.6
Other comprehensive income (loss)	—	—	—	—	12.2	12.2
Net income (loss)	—	—	—	(150.3)	—	(150.3)
Dividends on Preferred Stock	—	—	—	(18.0)	—	(18.0)
Balance as of June 30, 2021	70.0	$0.7	$1,138.5	$521.7	$(22.5)	$1,638.4

Nine Months Ended June 30, 2020
Balance as of September 30, 2019	68.6	$0.7	$1,083.0	$799.2	$(20.6)	$1,862.3
Issuance of common stock, net of shares withheld for taxes	0.3	—	(1.2)	—	—	(1.2)
Stock-based compensation	—	—	13.3	—	—	13.3
Other comprehensive income (loss)	—	—	—	—	(16.9)	(16.9)
Net income (loss)	—	—	—	(152.8)	—	(152.8)
Dividends on Preferred Stock	—	—	—	(18.0)	—	(18.0)
Balance as of June 30, 2020	68.9	$0.7	$1,095.1	$628.4	$(37.5)	$1,686.7

____________________________________

[1]	Additional Paid-in Capital (“APIC”).
[2]	Accumulated Other Comprehensive Income (Loss) ("AOCI").

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows1

(Unaudited; in millions)

	Nine Months Ended June 30,
	2021	2020
Operating Activities
Net income (loss)	$(150.3)	$(152.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	134.9	330.5
Stock-based compensation	17.6	13.3
Certain interest expense and other financing costs	7.5	8.6
Loss on debt extinguishment	60.2	14.7
Gain on sale of fixed assets and other	(2.7)	(2.0)
Deferred income taxes	(163.9)	(41.2)
Loss on sale of Interior Products[2]	362.0	—
338(h)(10) election refund	—	(5.3)
Changes in operating assets and liabilities:
Accounts receivable	(67.0)	113.3
Inventories	(310.1)	65.8
Prepaid expenses and other current assets	(1.3)	4.8
Accounts payable and accrued expenses[3]	91.3	(102.5)
Other assets and liabilities	1.4	3.2
Net cash provided by (used in) operating activities	(20.4)	250.4

Investing Activities
Purchases of property and equipment	(47.4)	(31.4)
Acquisition of businesses, net	—	5.3
Proceeds from sale of Interior Products[2]	837.4	—
Proceeds from the sale of assets	3.1	2.4
Net cash provided by (used in) investing activities	793.1	(23.7)

Financing Activities
Borrowings under revolving lines of credit	252.3	2,037.2
Payments under revolving lines of credit	(509.3)	(1,271.2)
Borrowings under term loan	1,000.0	—
Payments under term loan	(945.8)	(7.3)
Borrowings under senior notes	350.0	300.0
Payment under senior notes	(1,300.0)	(309.6)
Payment of debt issuance costs	(20.3)	(3.9)
Payment of call premium	(31.7)	—
Payments under equipment financing facilities and finance leases	(4.9)	(6.4)
Payment of dividends on Preferred Stock	(18.0)	(18.0)
Proceeds from issuance of common stock related to equity awards	24.8	1.6
Payment of taxes related to net share settlement of equity awards	(4.5)	(2.8)
Net cash provided by (used in) financing activities	(1,207.4)	719.6

Effect of exchange rate changes on cash and cash equivalents	(1.0)	(0.2)

Net increase (decrease) in cash and cash equivalents	(435.7)	946.1
Cash and cash equivalents, beginning of period	624.6	72.3
Cash and cash equivalents, end of period	$188.9	$1,018.4

Supplemental Cash Flow Information
Operating cash flows provided by (used in) discontinued operations	$(28.2)	$84.3
Investing cash flows provided by (used in) discontinued operations	$(2.5)	$(6.9)
Cash paid during the period for:
Interest	$105.7	$116.2
Income taxes paid (received), net of refunds[4]	$54.6	$(0.4)
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Finance lease liabilities arising from obtaining right-of-use assets	$19.5	$4.1

______________________________

[1]	Unless otherwise noted, amounts include both continuing and discontinued operations.
[2]	See Note 3 for additional information.
[3]

Nine months ended June 30, 2021 amount includes $48.1 million of cash collected on behalf of, and due to, Foundation Building Materials Holding Company LLC as part of an ongoing transaction services agreement. For additional information see Note 1.

[4]	Nine months ended June 30, 2021 amount includes $46.6 million related to the Interior Products divestiture.

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

On February 10, 2021, the Company completed the sale of its interior products and insulation businesses (“Interior Products”) to Foundation Building Materials Holding Company LLC (“FBM”), pursuant to that certain Equity Purchase Agreement, dated as of December 20, 2020 (the “Purchase Agreement”), by and between the Company and ASP Sailor Acquisition Corp. (“ASP”), for approximately $850 million in cash (subject to a working capital and certain other adjustments as set forth in the Purchase Agreement). On January 29, 2021, ASP assigned the Purchase Agreement to FBM. Unless otherwise noted, the Company has reflected Interior Products as discontinued operations for all periods presented. For additional information, see Notes 2 and 3.

On January 15, 2020, the Company announced the rebranding of its exterior products branches with the trade name “Beacon Building Products” (the “Rebranding”). The new name, and a related logo, were adopted at Beacon’s one-step exterior products branches. The Company’s two-step branches continue to operate under legacy brand names.

The Company operates its business under regional and local trade names and services customers in all 50 states throughout the U.S. and 6 provinces in Canada. The Company’s material subsidiaries are Beacon Sales Acquisition, Inc. and Beacon Roofing Supply Canada Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. Additionally, beginning with the condensed consolidated financial statements for the three months ended December 31, 2020, the Company has reflected Interior Products as discontinued operations for all periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations. Certain prior period amounts have been reclassified to conform to current period presentation. The balance sheet as of June 30, 2020 has been presented for a better understanding of the impact of seasonal fluctuations on the Company’s financial condition.

In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine months ended June 30, 2021 are not necessarily indicative of the results to be expected for the twelve months ending September 30, 2021.

The three-month periods ended June 30, 2021 and 2020 each had 64 business days. The nine-month periods ended June 30, 2021 and 2020 had 189 and 190 business days, respectively. Beacon uses a fiscal reporting calendar which begins on October 1 and ends on September 30. The three-month period ended June 30, 2021 equates to the Company’s fiscal 2021 third quarter.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional practical expedients to ease the potential burden in accounting for contract modifications and hedge accounting related to reference rate reform. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848), Scope,” to clarify the scope of the guidance and reduce potential diversity in practice. The standard is effective as of March 12, 2020 through December 31, 2022. However, the standard is not applicable to contract modifications made, and hedging relationships entered into or evaluated after, December 31, 2022. The Company will evaluate and disclose the impact of this guidance in the period of election, as well as the nature and reason for doing so.

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

The following table reconciles major line items constituting pretax income (loss) from discontinued operations to net income (loss) from discontinued operations as presented in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net sales	$—	$243.2	$357.9	$764.4
Cost of products sold	—	(179.8)	(264.2)	(558.4)
Selling, general and administrative	(0.2)	(46.9)	(78.1)	(156.3)
Depreciation and amortization	—	(16.8)	(13.0)	(54.4)
Other income (loss)	(0.1)	0.1	0.1	0.5
Loss on sale	(4.2)	—	(362.0)	—
Pretax income (loss) from discontinued operations	(4.5)	(0.2)	(359.3)	(4.2)
Provision for (benefit from) income taxes	(1.2)	2.4	(92.3)	(0.9)
Net income (loss) from discontinued operations	$(3.3)	$(2.6)	$(267.0)	$(3.3)

The loss on sale of $362.0 million for the nine months ended June 30, 2021 was calculated by comparing the purchase price (as adjusted) to the carrying value of the net assets of Interior Products as of February 10, 2021, the closing date of the sale. As Interior Products represented a component of the Company’s single reporting unit, the carrying value of the net assets of Interior Products included an allocation of $730.9 million of the Company’s consolidated goodwill balance. The Company allocated consolidated goodwill based on the relative fair value of the component, which was determined using the purchase price (as adjusted) of Interior Products and the market capitalization of the Company as of February 10, 2021. The net result of this allocation attributed a higher amount of goodwill than that which was directly associated with the Interior Products portion of the Allied Acquisition, thereby having a significant influence on the loss on the Interior Products divestiture transaction. The loss on sale will be adjusted as ongoing changes to the net working capital and transaction costs related to the sale are finalized.

The following table reconciles the carrying amounts of major classes of assets and liabilities of discontinued operations to total assets and liabilities of discontinued operations that are classified as held for sale in the condensed consolidated balance sheets (in millions):

	September 30,	June 30,
	2020	2020
Carrying amounts of major classes of assets held for sale:
Accounts receivable, net	$144.1	$135.0
Inventories, net	73.2	77.3
Prepaid expenses and other current assets	26.5	19.2
Total current assets	243.8	231.5
Property and equipment, net	35.9	37.9
Goodwill	734.3	734.3
Intangibles, net	283.2	297.0
Operating lease assets	67.1	62.4
Total non-current assets	1,120.5	1,131.6
Total assets held for sale[1]	$1,364.3	$1,363.1

Carrying amounts of major classes of liabilities held for sale:
Accounts payable	$68.8	$48.5
Accrued expenses	54.1	62.0
Current operating lease liabilities	16.5	15.9
Total current liabilities	139.4	126.4
Deferred income taxes, net	2.2	7.4
Non-current operating lease liabilities	49.9	45.5
Other long-term liabilities	1.3	1.3
Total non-current liabilities	53.4	54.2
Total liabilities held for sale[1]	$192.8	$180.6

___________________________

[1]	There were no assets or liabilities held for sale as of June 30, 2021.

4. Net Sales

The following table presents the Company’s net sales by product line and geography (in millions):

	U.S.	Canada	Total
Three Months Ended June 30, 2021
Residential roofing products	$955.9	$25.7	$981.6
Non-residential roofing products	446.4	40.3	486.7
Complementary building products	400.5	3.3	403.8
Total net sales	$1,802.8	$69.3	$1,872.1

Three Months Ended June 30, 2020
Residential roofing products	$814.7	$17.4	$832.1
Non-residential roofing products	393.4	25.0	418.4
Complementary building products	296.2	2.6	298.8
Total net sales	$1,504.3	$45.0	$1,549.3

Nine Months Ended June 30, 2021
Residential roofing products	$2,473.4	$47.9	$2,521.3
Non-residential roofing products	1,118.4	96.5	1,214.9
Complementary building products	1,023.1	7.3	1,030.4
Total net sales	$4,614.9	$151.7	$4,766.6

Nine Months Ended June 30, 2020
Residential roofing products	$2,081.6	$33.0	$2,114.6
Non-residential roofing products	1,098.8	75.2	1,174.0
Complementary building products	867.2	5.9	873.1
Total net sales	$4,047.6	$114.1	$4,161.7

5. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common share equivalents or the conversion of Preferred Stock. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and vesting of restricted stock unit awards. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the fully diluted weighted-average number of common shares outstanding during the period.

In connection with the acquisition of Allied Building Products Corp. (“Allied”) on January 2, 2018 (the “Allied Acquisition”), the Company completed the sale of 400,000 shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with an aggregate liquidation preference of $400.0 million, at a purchase price of $1,000 per share, to CD&R Boulder Holdings, L.P. The Preferred Stock is convertible perpetual participating preferred stock of the Company, and conversion of the Preferred Stock into $0.01 par value shares of the Company’s common stock will be at a conversion price of $41.26 per share (or 9,694,619 shares of common stock). The Preferred Stock accumulates dividends at a rate of 6.0% per annum (payable in cash or in-kind, subject to certain conditions). The Preferred Stock is not mandatorily redeemable; therefore, it is classified as mezzanine equity in the Company’s consolidated balance sheets. Holders of Preferred Stock participate in dividends on an as-converted basis when declared on common shares. As a result, Preferred Stock is classified as a participating security and thereby requires the allocation of income that would have otherwise been available to common stockholders when calculating net income (loss) per share.

Diluted net income (loss) per share is calculated by utilizing the most dilutive result of the if-converted and two-class methods. In both methods, net income (loss) attributable to common stockholders and the weighted-average common shares outstanding are adjusted to account for the impact of the assumed issuance of potential common shares that are dilutive, subject to dilution sequencing rules.

The following table presents the components and calculations of basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$76.5	$(6.7)	$(150.3)	$(152.8)
Dividends on Preferred Stock	6.0	6.0	18.0	18.0
Net income (loss) attributable to common stockholders	70.5	(12.7)	(168.3)	(170.8)
Undistributed income allocated to participating securities	(8.6)	—	—	—
Net income (loss) attributable to common stockholders - basic and diluted	61.9	(12.7)	(168.3)	(170.8)
Net income (loss) from discontinued operations attributable to common stockholders - basic and diluted	(2.9)	(2.6)	(267.0)	(3.3)
Net income (loss) from continuing operations attributable to common stockholders - basic and diluted	$64.8	$(10.1)	$98.7	$(167.5)

Weighted-average common shares outstanding - basic	69.9	68.8	69.6	68.8
Effect of common share equivalents	1.4	—	1.1	—
Weighted-average common shares outstanding - diluted	71.3	68.8	70.7	68.8

Net income (loss) per share:
Basic - Continuing operations	$0.93	$(0.14)	$1.42	$(2.43)
Basic - Discontinued operations	(0.04)	(0.04)	(3.84)	(0.05)
Basic net income (loss) per share	$0.89	$(0.18)	$(2.42)	$(2.48)

Diluted - Continuing operations	$0.91	$(0.14)	$1.40	$(2.43)
Diluted - Discontinued operations	(0.04)	(0.04)	(3.78)	(0.05)
Diluted net income (loss) per share	$0.87	$(0.18)	$(2.38)	$(2.48)

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per share because the effect was either anti-dilutive or the requisite performance conditions were not met (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Stock options	—	2.3	0.7	2.1
Restricted stock units	—	0.4	—	0.4
Preferred Stock	9.7	9.7	9.7	9.7

6. Stock-based Compensation

On December 23, 2019, the Board of Directors of the Company approved the Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan (the “2014 Plan”). On February 11, 2020, the stockholders of the Company approved an additional 4,850,000 shares to be reserved for issuance under the 2014 Plan. The 2014 Plan, which was originally approved by the stockholders on February 12, 2014, provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights to selected employees and non-employee directors. The 2014 Plan mandates that all lapsed, forfeited, expired, terminated, cancelled and withheld shares, including those from the predecessor plan, be returned to the 2014 Plan and made available for issuance. As of June 30, 2021, there were 5,326,054 shares of common stock available for issuance. The 2014 Plan is the only plan maintained by the Company pursuant to which equity awards are granted.

Equity awards granted in fiscal year 2015 and later contain a “double trigger” change in control mechanism. Unless an award is continued or assumed by a public company in an equitable manner, an award shall become fully vested immediately prior to a change in control (at 100% of the grant target in the case of a performance-based restricted stock unit award). If an award is so continued or assumed, vesting will continue in accordance with the terms of the award, unless there is a qualifying termination within one-year following the change in control, in which event the award shall immediately become fully vested (at 100% of the grant target in the case of a performance-based restricted stock unit award). Options granted prior to fiscal year 2015 vest immediately upon a change in control of the Company.

Stock Options

Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in three annual installments over the three-year period following the grant dates.

The fair values of the options granted for the nine months ended June 30, 2021 were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	0.44%
Expected volatility	48.15%
Expected life (in years)	5.36
Dividend yield	—

The following table summarizes all stock option activity for the nine months ended June 30, 2021 (in millions, except per share amounts and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of September 30, 2020	2.5	$33.09	5.9	$6.9
Granted	0.3	35.78
Exercised	(0.8)	30.30
Canceled/Forfeited	(0.1)	39.37
Expired	(0.0)	15.47
Balance as of June 30, 2021	1.9	$34.57	5.9	$35.8
Vested and expected to vest after June 30, 2021	1.9	$34.59	5.9	$35.1
Exercisable as of June 30, 2021	1.2	$35.87	4.6	$21.2

________________________________________

[1]

Aggregate intrinsic value represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.

During each of the three months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense related to stock options of $1.0 million. During the nine months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense related to stock options of $3.3 million and $3.1 million, respectively. As of June 30, 2021, there was $5.2 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes additional information on stock options (in millions, except per share amounts):

	Nine Months Ended June 30,
	2021	2020
Weighted-average fair value of stock options granted	$15.62	$10.35
Total grant date fair value of stock options vested	$5.4	$4.1
Total intrinsic value of stock options exercised	$13.9	$1.2

Restricted Stock Units

Restricted stock unit (“RSU”) awards granted to employees are subject to continued employment and generally vest on the third anniversary of the grant date. The Company also grants certain RSU awards to management that contain one or more additional vesting conditions tied directly to a defined performance metric for the Company (“PSUs”). The actual number of PSUs that will vest can range from 0% to 200% of the original grant amount, depending upon actual Company performance below or above the established performance metric targets. The Company estimates performance in relation to the defined targets when determining the projected number of PSUs that are expected to vest and calculating the related stock-based compensation expense.

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

The following table summarizes all restricted stock unit activity for the nine months ended June 30, 2021 (in millions, except per share amounts):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of September 30, 2020	1.2	$33.55
Granted	0.4	38.18
Released	(0.4)	41.50
Canceled/Forfeited	(0.2)	29.84
Balance as of June 30, 2021	1.0	$33.76
Vested and expected to vest after June 30, 2021[1]	1.1	$33.92

_________________________________________

[1]	As of June 30, 2021, outstanding PSUs were expected to vest at greater than 100% of their original grant amount.

During the three months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense related to restricted stock units of $4.4 million and $2.3 million, respectively. During the nine months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense related to restricted stock units of $10.1 million and $9.3 million, respectively. As of June 30, 2021, there was $19.0 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes additional information on RSUs (in millions, except per share amounts):

	Nine Months Ended June 30,
	2021	2020
Weighted-average fair value of RSUs granted	$38.18	$31.82
Total grant date fair value of RSUs vested	$16.5	$14.3
Total intrinsic value of RSUs released	$15.2	$9.8

7. Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill during the nine months ended June 30, 2021 and 2020, respectively (in millions):

Balance as of September 30, 2020	$1,756.1
Translation and other adjustments	5.6
Balance as of June 30, 2021	$1,761.7

Balance as of September 30, 2019	$1,756.3
Translation and other adjustments	(0.8)
Balance as of June 30, 2020	$1,755.5

The changes in the carrying amount of goodwill for the nine months ended June 30, 2021 were driven primarily by adjustments to the allocation of goodwill to the Interior Products business.

Intangible Assets

The following table summarizes intangible assets by category (in millions, except time periods):

	June 30, 2021	September 30, 2020	June 30, 2020	Weighted-Average Remaining Life[1] (Years)
Amortizable intangible assets:
Non-compete agreements	$0.2	$0.2	$0.2	0.9
Customer relationships	1,086.1	1,085.5	1,087.7	28.5
Trademarks	—	3.7	3.7	—
Total amortizable intangible assets	1,086.3	1,089.4	1,091.6
Accumulated amortization	(656.3)	(581.2)	(553.2)
Total amortizable intangible assets, net	430.0	508.2	538.4
Indefinite-lived trademarks	9.8	9.8	9.8
Total intangibles, net	$439.8	$518.0	$548.2

_________________________________________

[1]	As of June 30, 2021.

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

During the three months ended June 30, 2021 and 2020, the Company recorded $25.2 million and $30.9 million of amortization expense relating to the above-listed intangible assets, respectively. During the nine months ended June 30, 2021 and 2020, the Company recorded $78.3 million and $231.7 million of amortization expense relating to the above-listed intangible assets, respectively. The intangible asset lives range from 5 to 20 years and have a weighted-average remaining life of 28.5 years as of June 30, 2021.

The following table summarizes the estimated future amortization expense for intangible assets (in millions):

Year Ending September 30,
2021 (Jul - Sept)	$25.0
2022	82.1
2023	66.2
2024	53.1
2025	42.8
Thereafter	160.8
Total future amortization expense	$430.0

8. Financing Arrangements

The following table summarizes all outstanding debt (presented net of unamortized debt issuance costs) and other financing arrangements (in millions):

	June 30, 2021	September 30, 2020	June 30, 2020
Revolving Lines of Credit
2023 ABL:
2023 U.S. Revolver[1]	$—	$251.1	$848.7
2026 ABL:
2026 U.S. Revolver	—	—	—
2026 Canada Revolver	—	—	—
Current portion	—	—	—
Borrowings under revolving lines of credit, net	$—	$251.1	$848.7

Long-term Debt, net
Term Loan:
2025 Term Loan[2]	$—	$922.3	$923.4
2028 Term Loan[3]	983.6	—	—
Current portion	(10.0)	(9.7)	(9.7)
Long-term borrowings under term loan	973.6	912.6	913.7
Senior Notes:
2025 Senior Notes[4]	—	1,285.7	1,285.0
2026 Senior Notes[5]	296.4	295.9	295.8
2029 Senior Notes[6]	346.1	—	—
Current portion	—	—	—
Long-term borrowings under senior notes	642.5	1,581.6	1,580.8
Long-term debt, net	$1,616.1	$2,494.2	$2,494.5

Equipment Financing Facilities, net
Equipment financing facilities[7]	$0.4	$2.6	$3.6
Current portion	(0.4)	(2.6)	(3.2)
Long-term obligations under equipment financing, net	$—	$—	$0.4

____________________________________________________________

[1]	Effective rate on borrowings of 1.89% and 2.08% as of September 30, 2020 and June 30, 2020, respectively.
[2]	Interest rate of 2.41% and 2.42% as of September 30, 2020 and June 30, 2020, respectively.
[3]	Interest rate of 2.59% as of June 30, 2021.
[4]	Interest rate of 4.88% as of September 30, 2020 and June 30, 2020.
[5]	Interest rate of 4.50% for all periods presented.
[6]	Interest rate of 4.125% as of June 30, 2021.
[7]	Fixed interest rates ranging from 2.33% to 2.89% for all periods presented.

2021 Debt Refinancing

In May 2021, the Company entered into various financing arrangements to refinance certain debt instruments to take advantage of lower market interest rates (the “2021 Debt Refinancing”). The transactions included a new $350.0 million issuance of senior notes (the “2029 Senior Notes”). In addition, the Company entered into a second amended and restated credit agreement for its $1.30 billion asset-based revolving line of credit (the “2026 ABL”), and an amended and restated term loan credit agreement for a term loan of $1.00 billion (the “2028 Term Loan”), which together are defined as the “New Senior Secured Credit Facilities.”

On May 19, 2021, the Company used the net proceeds from the 2029 Senior Notes offering, together with cash on hand and borrowings under the New Senior Secured Credit Facilities, to redeem all $1.30 billion aggregate principal amount outstanding of the 2025 Senior Notes (as defined below) at a redemption price of 102.438%, to refinance all outstanding borrowings under the 2025 Term Loan (as defined below), and to pay all related accrued interest, fees and expenses.

The financing arrangements entered into in connection with the 2021 Debt Refinancing had certain lenders who also participated in previous financing arrangements entered into by the Company; therefore, portions of the transactions were accounted for as either debt extinguishments or debt modifications. The Company recognized a loss on debt extinguishment totaling $50.7 million. In addition, the

Company capitalized debt issuance costs totaling $29.0 million related to the 2029 Senior Notes, 2026 ABL and 2028 Term Loan, which are being amortized over the terms of the financing arrangements.

2029 Senior Notes

On May 10, 2021, the Company and certain subsidiaries of the Company as guarantors completed a private offering of $350.0 million aggregate principal amount of 4.125% senior unsecured notes due 2029 at an issue price of 100.000%. The 2029 Senior Notes mature on May 15, 2029 and bear interest at a rate of 4.125% per annum, payable on May 15 and November 15 of each year, commencing on November 15, 2021. The 2029 Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s active United States subsidiaries.

The 2029 Senior Notes and related subsidiary guarantees were offered and sold in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to non-U.S. persons outside of the United States pursuant to Regulation S under the Securities Act. The 2029 Senior Notes and related subsidiary guarantees have not been, and will not be, registered under the Securities Act or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and other applicable securities laws.

As of June 30, 2021, the outstanding balance on the 2029 Senior Notes, net of $3.9 million of unamortized debt issuance costs, was $346.1 million.

2026 ABL

On May 19, 2021, the Company entered into a $1.30 billion senior secured asset-based revolving credit facility with Wells Fargo Bank, N.A. and a syndicate of other lenders. The 2026 ABL provides for revolving loan commitments in both the United States (“2026 U.S. Revolver”) in an amount up to $1.25 billion and Canada (“2026 Canada Revolver”) in an amount up to $50.0 million (as such amounts may be reallocated pursuant to the terms of the 2026 ABL). The 2026 ABL has a maturity date of May 19, 2026. The 2026 ABL has various borrowing tranches with an interest rate based, at the Company’s option, on a base rate, plus an applicable margin, or a reserve adjusted LIBOR rate, plus an applicable margin. The applicable margin for borrowings is based on the Company’s quarterly average excess availability as determined by reference to a borrowing base and ranges from 0.25% to 0.75% per annum in the case of base rate borrowings and 1.25% to 1.75% per annum in the case of LIBOR borrowings. The current unused commitment fees on the 2026 ABL are 0.20% per annum.

The 2026 ABL contains a springing financial covenant that requires a minimum 1.00 : 1.00 Fixed Charge Coverage Ratio (consolidated EBITDA less capital expenditures to fixed charges, each as defined in the 2026 ABL credit agreement) as of the end of each fiscal quarter (in each case, calculated on a trailing four fiscal quarter basis). The covenant would become operative if the Company failed to maintain a specified minimum amount of availability to borrow under the 2026 ABL, which was not applicable to the Company as of June 30, 2021.

In addition, the New Senior Secured Credit Facilities and the 2029 Senior Notes are subject to negative covenants that, among other things and subject to certain exceptions, limit the Company’s ability and the ability of its restricted subsidiaries to: (i) incur indebtedness (including guarantee obligations); (ii) incur liens; (iii) engage in mergers or other fundamental changes; (iv) dispose of certain property or assets; (v) make certain payments, dividends or other distributions; (vi) make certain acquisitions, investments, loans and advances; (vii) prepay certain indebtedness; (viii) change the nature of their business; (ix) engage in certain transactions with affiliates; (x) engage in sale-leaseback transactions; and (xi) enter into certain other restrictive agreements. The 2026 ABL is secured by a first priority lien over substantially all of the Company’s and each guarantor’s accounts and other receivables, chattel paper, deposit accounts (excluding any such account containing identifiable proceeds of Term Priority Collateral (as defined below), inventory, and, to the extent related to the foregoing and other ABL Priority Collateral, general intangibles (excluding equity interests in any subsidiary of the Company and all intellectual property), instruments, investment property (but not equity interests in any subsidiary of the Company), commercial tort claims, letters of credit, supporting obligations and letter of credit rights, together with all books, records and documents related to, and all proceeds and products of, the foregoing, subject to certain customary exceptions (the “ABL Priority Collateral”), and a second priority lien over substantially all of the Company’s and each guarantor’s other assets, including all of the equity interests of any subsidiary held by the Company or any guarantor, subject to certain customary exceptions (the “Term Priority Collateral”). Beacon Sales Acquisition, Inc., a Delaware corporation and subsidiary of the Company, is a U.S. Borrower under the 2026 ABL and Beacon Roofing Supply Canada Company, an unlimited liability company organized under the laws of Nova Scotia and subsidiary of the Company, is a Canadian borrower under the 2026 ABL. The 2026 ABL is fully and unconditionally guaranteed, on a joint and several basis, by the Company’s active United States subsidiaries.

As of June 30, 2021, there was no balance outstanding on the 2026 ABL and there was $8.1 million of unamortized debt issuance costs included in the consolidated balance sheets in other assets, net. The Company also had outstanding standby letters of credit related to the 2026 U.S. Revolver in the amount of $12.8 million as of June 30, 2021.

2028 Term Loan

On May 19, 2021, the Company entered into a $1.00 billion senior secured term loan B facility with Citibank, N.A. and a syndicate of other lenders. The 2028 Term Loan requires quarterly principal payments in the amount of $2.5 million, with the remaining outstanding principal to be paid on its May 19, 2028 maturity date. The interest rate is based, at the Company’s option, on a base rate, plus an applicable margin, or a reserve adjusted LIBOR rate, plus an applicable margin. The applicable margin for the 2028 Term Loan ranges, depending on the Company’s consolidated total leverage ratio (consolidated total indebtedness to consolidated EBITDA, each as defined in the 2028 Term Loan credit agreement), from 1.25% to 1.50% per annum in the case of base rate borrowings and 2.25% to 2.50% per annum in the case of LIBOR borrowings.

The 2028 Term Loan is secured by a shared first-priority lien on the Term Priority Collateral and a shared second-priority lien on the ABL Priority Collateral. Certain excluded assets will not be included in the Term Priority Collateral and the ABL Priority Collateral. The 2028 Term Loan is fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s active United States subsidiaries.

As of June 30, 2021, the outstanding balance on the 2028 Term Loan, net of $16.4 million of unamortized debt issuance costs, was $983.6 million.

2019 Debt Refinancing

2026 Senior Notes

On October 9, 2019, the Company, and certain subsidiaries of the Company as guarantors, completed a private offering of $300.0 million aggregate principal amount of 4.50% Senior Secured Notes due 2026 (the “2026 Senior Notes”) at an issue price of 100.000%. The 2026 Senior Notes mature on November 15, 2026 and bear interest at a rate of 4.50% per annum, payable on May 15 and November 15 of each year, commencing on May 15, 2020. The 2026 Senior Notes and related subsidiary guarantees are secured by a shared first-priority lien on the Term Priority Collateral and a shared second-priority lien on the ABL Priority Collateral. Certain excluded assets will not be included in the Term Priority Collateral and the ABL Priority Collateral. The 2026 Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s active United States subsidiaries.

The 2026 Senior Notes and related subsidiary guarantees were offered and sold in a private transaction exempt from the registration requirements of the Securities Act, to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to non-U.S. persons outside of the United States pursuant to Regulation S under the Securities Act. The 2026 Senior Notes and related subsidiary guarantees have not been, and will not be, registered under the Securities Act or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and other applicable securities laws.

On October 28, 2019, the Company used the net proceeds from the offering, together with cash on hand and available borrowings under the 2023 ABL (as defined below), to redeem all $300.0 million aggregate principal amount outstanding of the 2023 Senior Notes (as defined below) at a redemption price of 103.188% and to pay all related accrued interest, fees and expenses.

The intent of the transaction was to take advantage of lower market interest rates by refinancing the then-existing 6.375% Senior Notes due 2023 (the “2023 Senior Notes”) with the 2026 Senior Notes. The Company accounted for the refinance as a debt extinguishment of the 2023 Senior Notes and an issuance of the 2026 Senior Notes. As a result, the Company recorded a loss on debt extinguishment of $14.7 million in the three months ended December 31, 2019. The Company has capitalized debt issuance costs of $4.7 million related to the 2026 Senior Notes, which are being amortized over the term of the financing arrangements.

As of June 30, 2021, the outstanding balance on the 2026 Senior Notes, net of $3.6 million of unamortized debt issuance costs, was $296.4 million.

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

2023 ABL

On January 2, 2018, the Company entered into a $1.30 billion asset-based revolving line of credit with Wells Fargo Bank, N.A. and a syndicate of other lenders. The 2023 ABL provided for revolving loans in both the United States (“2023 U.S. Revolver”) in an amount up to $1.25 billion and Canada in an amount up to $50.0 million. The 2023 ABL had an original maturity date of January 2, 2023. The 2023 ABL had various borrowing tranches with an interest rate based, at the Company’s option, on a base rate, plus an applicable margin, or a reserve adjusted LIBOR rate, plus an applicable margin. On May 19, 2021, in conjunction with the 2021 Debt Refinancing, the Company wrote off $0.8 million of related debt issuance costs. There was no principal balance outstanding on the 2023 ABL at the time of the refinancing.

2025 Term Loan

On January 2, 2018, the Company entered into a $970.0 million term loan with Citibank N.A., and a syndicate of other lenders. The 2025 Term Loan required quarterly principal payments in the amount of $2.4 million, with the remaining outstanding principal to be paid on its original maturity date of January 2, 2025. The interest rate was based, at the Company’s option, on a base rate, plus an applicable margin, or a reserve adjusted LIBOR rate, plus an applicable margin. The applicable margin was 1.25% per annum with respect to base rate borrowings and 2.25% per annum with respect to LIBOR borrowings. The Company had the option of selecting a LIBOR period that determined the rate at which interest would accrue, as well as the period in which interest payments were made. In February 2021, the Company made an additional principal payment of $423.9 million and wrote off $9.5 million of related debt issuance costs. On May 19, 2021, in conjunction with the 2021 Debt Refinancing, the Company paid the remaining $517.0 million balance of the 2025 Term Loan and wrote off $1.1 million of related debt issuance costs.

2025 Senior Notes

On October 25, 2017, Beacon Escrow Corporation, a wholly owned subsidiary of the Company, completed a private offering of $1.30 billion aggregate principal amount of 4.875% Senior Notes due 2025 at an issue price of 100.000%. The 2025 Senior Notes had a coupon rate of 4.875% per annum and were payable semi-annually in arrears, beginning May 1, 2018. There were early payment provisions in the indenture under which the Company would be subject to redemption premiums. On May 19, 2021, in conjunction with the 2021 Debt Refinancing, the Company redeemed all $1.30 billion aggregate principal amount outstanding of the 2025 Senior Notes at a redemption price of 102.438% plus accrued interest and wrote off $12.5 million of related unamortized debt issuance costs.

Equipment Financing Facilities

As of June 30, 2021, the Company had $0.4 million outstanding under equipment financing facilities, with fixed interest rates ranging from 2.33% to 2.89% and payments due through September 2021.

9. Leases

The following table summarizes components of operating lease costs recognized within selling, general and administrative expenses (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs	$26.4	$26.2	$79.0	$78.9
Variable lease costs	2.2	2.2	6.8	6.6
Total operating lease costs	$28.6	$28.4	$85.8	$85.5

The following table presents supplemental cash flow information related to operating leases (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Operating cash flows for operating lease liabilities	$25.1	$25.2	$74.2	$74.9

As of June 30, 2021, the Company’s operating leases had a weighted-average remaining lease term of 6.0 years and a weighted-average discount rate of 3.55%. The following table summarizes future lease payments under operating leases as of June 30, 2021 (in millions):

Year Ending September 30,
2021 (Jul - Sept)	$25.6
2022	97.2
2023	83.2
2024	69.4
2025	47.4
Thereafter	116.7
Total future lease payments	439.5
Imputed interest	(43.0)
Total operating lease liabilities	$396.5

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

The following table summarizes the components of, and changes in, accumulated other comprehensive loss (in millions):

	Foreign	Derivative
	Currency Translation	Financial Instruments	AOCI
Balance as of September 30, 2020	$(19.7)	$(15.0)	$(34.7)
Other comprehensive income before reclassifications	6.1	6.1	12.2
Reclassifications out of other comprehensive loss	—	—	—
Balance as of June 30, 2021	$(13.6)	$(8.9)	$(22.5)

Gains (losses) on derivative instruments are recognized in the consolidated statements of operations in interest expense, financing costs, and other.

12. Geographic Data

The following table summarizes certain geographic information (in millions):

	June 30, 2021	September 30, 2020	June 30, 2020
Long-lived assets:
U.S.	$652.9	$708.2	$727.0
Canada	10.4	9.9	10.4
Total long-lived assets	$663.3	$718.1	$737.4

13. Fair Value Measurement

As of June 30, 2021, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

As of June 30, 2021, based upon recent trading prices (Level 2), the fair value of the Company’s $300.0 million 2026 Senior Notes was $315.8 million and the fair value of the $350.0 million 2029 Senior Notes was $348.7 million.

As of June 30, 2021, the fair value of the Company’s term loan and revolving lines of credit approximated the amount outstanding. The Company estimates the fair value of its term loan and revolving lines of credit by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

14. Financial Derivatives

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings.

On September 11, 2019, the Company entered into two interest rate swap agreements to manage the interest rate risk associated with the variable rate on the 2025 Term Loan. Each swap agreement has a notional amount of $250.0 million. As part of the 2021 Debt Refinancing, Beacon refinanced the 2025 Term Loan, resulting in the issuance of the 2028 Term Loan; the two interest rate swaps were designed and executed such that they continue to hedge against a total notional amount of $500.0 million related to the refinanced 2028 Term Loan. One agreement (the “5-year swap”) will expire on August 30, 2024 and swaps the thirty-day LIBOR with a fixed-rate of 1.49%. The second agreement (the “3-year swap”) will expire on August 30, 2022 and swaps the thirty-day LIBOR with a fixed-rate of 1.50%. At the inception of the swap agreements, the Company determined that both swaps qualified for cash flow hedge accounting under ASC 815. Therefore, changes in the fair value of the effective portions of the swaps, net of taxes, will be recognized in other comprehensive income each period, then reclassified into the consolidated statements of operations as a component of interest expense, financing costs, and other in the period in which the hedged transaction affects earnings. Any ineffective portions of the hedges are immediately recognized in earnings as a component of interest expense, financing costs and other.

The effectiveness of the swaps will be assessed qualitatively by the Company during the lives of the hedges by a) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and b) through an evaluation of the ability of the counterparty to the hedges to honor their obligations under the hedges. The Company performed a qualitative analysis as of June 30, 2021 and concluded that the swap agreements continue to meet the requirements under ASC 815 to qualify for cash flow hedge accounting. As of June 30, 2021, the fair value of the 3‑year and 5‑year swaps, net of tax, were $3.0 million and $5.9 million, respectively, both in favor of the counterparty. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

The Company records any differences paid or received on its interest rate hedges to interest expense, financing costs and other. The following table summarizes the combined fair values, net of tax, of the interest rate derivative instruments (in millions):

Instrument	Fair Value Hierarchy	June 30, 2021	September 30, 2020	June 30, 2020
Designated interest rate swaps[1]	Level 2	$(8.9)	$(15.0)	$(16.3)

_______________________

[1]	Assets are included in the consolidated balance sheets in prepaid expenses and other current assets, while liabilities are included in accrued expenses.

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

The following table summarizes the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
Instrument	2021	2020	2021	2020
Designated interest rate swaps	$1.0	$(1.3)	$6.1	$(14.6)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis included in our 2020 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2021” refer to the three or nine months ended June 30, 2021 being discussed and references to “2020” refer to the three or nine months ended June 30, 2020 being discussed.

Cautionary Statement Regarding Forward-Looking Information

Our disclosure and analysis in this report contains forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate,” “estimate,” “expect,” “believe,” “will likely result,” “outlook,” “project” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statements will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading “Risk Factors” in both this report and our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. The Company may not succeed in addressing these and other risks. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein and readers are cautioned not to place undue reliance on forward-looking statements.

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

On February 10, 2021, we completed the sale of our interior products and insulation businesses (“Interior Products”) to Foundation Building Materials Holding Company LLC (“FBM”), pursuant to that certain Equity Purchase Agreement, dated as of December 20, 2020 (the “Purchase Agreement”), by and between us and ASP Sailor Acquisition Corp. (“ASP”), for approximately $850 million in cash (subject to a working capital and certain other adjustments as set forth in the Purchase Agreement). On January 29, 2021, ASP assigned the Purchase Agreement to FBM. We used the proceeds from the divestiture of our Interior Products business to reduce net leverage and strengthen our balance sheet, which provides the financial flexibility to pursue strategic growth initiatives in our core exteriors business. Beginning with the condensed consolidated financial statements for the three months ended December 31, 2020, we have reflected Interior Products as discontinued operations for all periods presented. Unless otherwise noted, amounts and disclosures throughout this Management’s Discussion and Analysis relate to our continuing operations. For additional information, see Note 3 in the Notes to Condensed Consolidated Financial Statements.

On January 15, 2020, we announced the rebranding of our exterior products branches with the trade name “Beacon Building Products” (the “Rebranding”). The new name, and a related logo, were adopted at Beacon’s one-step exterior products branches. Our two-step branches continue to operate under legacy brand names.

As of June 30, 2021, we operated 445 branches throughout all 50 states in the U.S. and 6 provinces in Canada. We offer one of the most extensive assortments of high-quality branded products in the industry, with approximately 140,000 SKUs available across our branch network.

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

Our history has been strongly influenced by significant acquisition-driven growth, highlighted by the acquisitions of Allied Building Products Corp. (“Allied”) for $2.88 billion in 2018 (the “Allied Acquisition”) and Roofing Supply Group, LLC (“RSG”) for $1.17 billion in 2016 (the “RSG Acquisition”). These strategic acquisitions expanded our geographic footprint, enhanced our market presence, and diversified our product offerings. The scale we have achieved from our expansion efforts serves as a competitive advantage, allowing us to use our assets more efficiently and control our expenses to drive operating leverage.

While we will continue to pursue strategic acquisitions to grow our business, our primary focus is now on continuing to identify additional opportunities for organic growth and improving our operations. Our recent highlights in these pursuits are demonstrated by the following results:

•	third quarter 2021 organic daily sales growth of 20.8% as compared to 2020;
•	seven new branch locations since the start of fiscal year 2020; and
•	significant improvements in labor cost efficiency and fleet utilization metrics as compared to historical levels, driven by strategic cost actions.

COVID-19 Pandemic

We continue to monitor the ongoing impact of the COVID-19 pandemic, including the effects of recent notable variants of the virus. The health and safety of our employees, customers, and the communities in which we operate remains our top priority. Additional safety measures have been implemented in response to the COVID-19 pandemic. Our essential business designation status in all the local markets that we serve has not changed, and we have yet to experience a significant amount of business disruption from forced temporary branch closures due to COVID-19. To date, our business experienced the largest adverse impact from COVID-19 in the third quarter of fiscal year 2020, mainly in areas with significant government construction restrictions that have since been reduced. We have the financial strength and operational flexibility to respond to future COVID-19 pandemic restrictions, and have taken proactive steps to make a number of the cost management initiatives undertaken in response to the COVID-19 pandemic permanent.

Comparison of the Three Months Ended June 30, 2021 and 2020

The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in millions):

	Three Months Ended June 30,
	2021	2020
Net sales	$1,872.1	$1,549.3
Cost of products sold	1,354.7	1,180.6
Gross profit	517.4	368.7
Operating expense:
Selling, general and administrative	296.3	248.5
Depreciation	15.1	14.1
Amortization	25.2	30.9
Total operating expense	336.6	293.5
Income (loss) from operations	180.8	75.2
Interest expense, financing costs, and other	23.2	35.2
Loss on debt extinguishment	50.7	—
Income (loss) from continuing operations before income taxes	106.9	40.0
Provision for (benefit from) income taxes	27.1	44.1
Net income (loss) from continuing operations	79.8	(4.1)
Net income (loss) from discontinued operations	(3.3)	(2.6)
Net income (loss)	76.5	(6.7)
Dividends on Preferred Stock	6.0	6.0
Net income (loss) attributable to common stockholders	$70.5	$(12.7)

	Three Months Ended June 30,
	2021	2020
Net sales	100.0%	100.0%
Cost of products sold	72.4%	76.2%
Gross profit	27.6%	23.8%
Operating expense:
Selling, general and administrative	15.8%	16.0%
Depreciation	0.9%	0.9%
Amortization	1.3%	2.0%
Total operating expense	18.0%	18.9%
Income (loss) from operations	9.6%	4.9%
Interest expense, financing costs, and other	1.2%	2.3%
Loss on debt extinguishment	2.7%	0.0%
Income (loss) from continuing operations before income taxes	5.7%	2.6%
Provision for (benefit from) income taxes	1.4%	2.8%
Net income (loss) from continuing operations	4.3%	(0.2%)
Net income (loss) from discontinued operations	(0.2%)	(0.2%)
Net income (loss)	4.1%	(0.4%)
Dividends on Preferred Stock	0.3%	0.4%
Net income (loss) attributable to common stockholders	3.8%	(0.8%)

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

As of June 30, 2021, we had a total of 445 branches in operation. All such branches were acquired prior to the start of the third quarter of fiscal year 2020 and therefore meet our existing market definition. As a result, operating results for existing markets are equal to consolidated operating results for all periods presented.

Net Sales

Net sales increased 20.8% to $1.87 billion in 2021, up from $1.55 billion in 2020. The comparative increase in net sales was influenced by growth across all three product categories driven by the benefit of price increases and higher demand.

Net sales by geographic region increased from 2020 to 2021 as follows: Northeast 44.4%; Mid-Atlantic 6.4%; Southeast 28.7%; Southwest 19.1%; Midwest 8.9%; West 22.5%; and Canada 54.0%.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below).

The following table summarizes net sales by product line for the periods presented (in millions):

	Three Months Ended June 30,
	2021		2020		Change
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$981.6	52.4%	$832.1	53.7%	$149.5	18.0%
Non-residential roofing products	486.7	26.0%	418.4	27.0%	68.3	16.3%
Complementary building products	403.8	21.6%	298.8	19.3%	105.0	35.1%
Total net sales	$1,872.1	100.0%	$1,549.3	100.0%	$322.8	20.8%

Gross Profit

The following table summarizes gross profit and gross margin for the periods presented (in millions):

	Three Months Ended June 30,		Change[1]
	2021	2020	$	%
Gross profit	$517.4	$368.7	$148.7	40.3%
Gross margin	27.6%	23.8%	N/A	3.8%

_________________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Gross margin was 27.6% in 2021, up 3.8 percentage points from 23.8% in 2020. The comparative increase in gross margin resulted from a weighted-average selling price increase of approximately 10-11%, partially offset by a weighted-average product cost increase of approximately 6-7%.

Operating Expense

The following table summarizes operating expense for the periods presented (in millions):

	Three Months Ended June 30,		Change[1]
	2021	2020	$	%
Selling, general, and administrative	$296.3	$248.5	$47.8	19.2%
Depreciation	15.1	14.1	1.0	7.1%
Amortization	25.2	30.9	(5.7)	(18.4%)
Operating expense	$336.6	$293.5	$43.1	14.7%
% of net sales	18.0%	18.9%	N/A	(0.9%)

 _________________________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense increased 14.7% to $336.6 million in 2021, from $293.5 million in 2020. The comparative increase in operating expense was mainly influenced by higher net sales volume as well as the following factors:

•

a $35.8 million increase in payroll and employee benefit costs, primarily due to the expiration of temporary cost actions taken in 2020 in response to the COVID-19 pandemic and the comparative increase in annual incentive expense in 2021; and

•	a $7.7 million increase in selling expenses, primarily due to higher fleet costs.

Our focus on improving our cost structure has allowed us to identify opportunities for efficiencies across our business. While certain of our cost actions have been temporary in nature, we continue our efforts to improve our expense structure in order to produce permanent efficiency gains.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $23.2 million in 2021, compared to $35.2 million in 2020. The comparative decrease is primarily due to decreased debt balances.

Income Taxes

Income tax provision was $27.1 million in 2021, compared to $44.1 million in 2020. The comparative decrease in income tax provision was primarily due to a net $32.8 million tax provision in 2020 stemming from the revaluation of deferred tax assets and liabilities made in conjunction with our application of the CARES Act. The effective tax rate, excluding any discrete items, was 25.9% in 2021, compared to (17.8)% in 2020. We expect our fiscal year 2021 effective tax rate, excluding any discrete items, will range from approximately 25.5% to 26.5%.

Net Income (Loss)/Net Income (Loss) Per Share

Net income (loss) from continuing operations was $79.8 million in 2021, compared to $(4.1) million in 2020. Net income (loss) from discontinued operations was $(3.3) million in 2021, compared to $(2.6) million in 2020 (see Note 3 in the Notes to Condensed Consolidated Financial Statements for further discussion). Net income (loss) was $76.5 million in 2021, compared to $(6.7) million in 2020. There were $6.0 million of dividends on preferred shares in both 2021 and 2020, making net income (loss) attributable to common stockholders of $70.5 million and $(12.7) million, respectively.

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

The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Three Months Ended June 30,
	2021	2020
Net income (loss)	$76.5	$(6.7)
Dividends on Preferred Stock	6.0	6.0
Net income (loss) attributable to common stockholders	70.5	(12.7)
Undistributed income allocated to participating securities	(8.6)	—
Net income (loss) attributable to common stockholders - basic and diluted (if-converted method)	$61.9	$(12.7)
Undistributed income allocated to participating securities	8.6	—
Re-allocation of undistributed income to Preferred Stock	(8.4)	—
Net income (loss) attributable to common stockholders - diluted (two-class method)	$62.1	$(12.7)
Net income (loss) from discontinued operations attributable to common stockholders - basic and diluted	(2.9)	(2.6)
Net income (loss) from continuing operations attributable to common stockholders - basic and diluted	$64.8	$(10.1)

Weighted-average common shares outstanding - basic	69.9	68.8
Effect of common share equivalents	1.4	—
Weighted-average common shares outstanding - diluted (if-converted and two-class method)	71.3	68.8

Net income (loss) attributable to common stockholders per share:
Basic - Continuing operations	$0.93	$(0.14)
Basic - Discontinued operations	(0.04)	(0.04)
Basic net income (loss) per share	$0.89	$(0.18)

Diluted - Continuing operations	$0.91	$(0.14)
Diluted - Discontinued operations	(0.04)	(0.04)
Diluted net income (loss) per share (two-class method)	$0.87	$(0.18)

Diluted - Continuing operations	$0.91	$(0.14)
Diluted - Discontinued operations	(0.04)	(0.04)
Diluted net income (loss) per share (if-converted method)	$0.87	$(0.18)

Comparison of the Nine Months Ended June 30, 2021 and 2020

The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in millions):

	Nine Months Ended June 30,
	2021	2020
Net sales	$4,766.6	$4,161.7
Cost of products sold	3,516.7	3,182.5
Gross profit	1,249.9	979.2
Operating expense:
Selling, general and administrative	829.3	784.5
Depreciation	43.6	44.4
Amortization	78.3	231.7
Total operating expense	951.2	1,060.6
Income (loss) from operations	298.7	(81.4)
Interest expense, financing costs, and other	81.8	97.3
Loss on debt extinguishment	60.2	14.7
Income (loss) from continuing operations before income taxes	156.7	(193.4)
Provision for (benefit from) income taxes	40.0	(43.9)
Net income (loss) from continuing operations	116.7	(149.5)
Net income (loss) from discontinued operations	(267.0)	(3.3)
Net income (loss)	(150.3)	(152.8)
Dividends on Preferred Stock	18.0	18.0
Net income (loss) attributable to common stockholders	$(168.3)	$(170.8)

	Nine Months Ended June 30,
	2021	2020
Net sales	100.0%	100.0%
Cost of products sold	73.8%	76.5%
Gross profit	26.2%	23.5%
Operating expense:
Selling, general and administrative	17.4%	18.9%
Depreciation	1.0%	1.0%
Amortization	1.6%	5.6%
Total operating expense	20.0%	25.5%
Income (loss) from operations	6.2%	(2.0%)
Interest expense, financing costs, and other	1.7%	2.3%
Loss on debt extinguishment	1.2%	0.3%
Income (loss) from continuing operations before income taxes	3.3%	(4.6%)
Provision for (benefit from) income taxes	0.9%	(1.0%)
Net income (loss) from continuing operations	2.4%	(3.6%)
Net income (loss) from discontinued operations	(5.6%)	(0.1%)
Net income (loss)	(3.2%)	(3.7%)
Dividends on Preferred Stock	0.3%	0.4%
Net income (loss) attributable to common stockholders	(3.5%)	(4.1%)

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

As of June 30, 2021, we had a total of 445 branches in operation. All such branches were acquired prior to the start of fiscal year 2020 and therefore meet our existing market definition. As a result, operating results for existing markets are equal to consolidated operating results for all periods presented.

Net Sales

Net sales increased 14.5% to $4.77 billion in 2021, up from $4.16 billion in 2020 despite one fewer selling day. The comparative increase in net sales was primarily influenced by strong demand for residential and complementary products across all regions and the benefit of price increases.

Net sales by geographic region increased from 2020 to 2021 as follows: Northeast 18.8%; Mid-Atlantic 7.1%; Southeast 32.1%; Southwest 14.7%; Midwest 6.7%; West 7.7%; and Canada 33.0%.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below).

The following table summarizes net sales by product line for the periods presented (in millions):

	Nine Months Ended June 30,
	2021		2020		Change
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$2,521.3	52.9%	$2,114.6	50.8%	$406.7	19.2%
Non-residential roofing products	1,214.9	25.5%	1,174.0	28.2%	40.9	3.5%
Complementary building products	1,030.4	21.6%	873.1	21.0%	157.3	18.0%
Total net sales	$4,766.6	100.0%	$4,161.7	100.0%	$604.9	14.5%

Gross Profit

The following table summarizes gross profit and gross margin for the periods presented (in millions):

	Nine Months Ended June 30,		Change[1]
	2021	2020	$	%
Gross profit	$1,249.9	$979.2	$270.7	27.6%
Gross margin	26.2%	23.5%	N/A	2.7%

________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Gross margin was 26.2% in 2021, up 2.7 percentage points from 23.5% in 2020. The comparative increase in gross margin resulted from a weighted-average selling price increase of approximately 6-7%, partially offset by a weighted-average product cost increase of approximately 3-4%.

Operating Expense

The following table summarizes operating expense for the periods presented (in millions):

	Nine Months Ended June 30,		Change[1]
	2021	2020	$	%
Selling, general, and administrative	$829.3	$784.5	$44.8	5.7%
Depreciation	43.6	44.4	(0.8)	(1.8%)
Amortization	78.3	231.7	(153.4)	(66.2%)
Total operating expense	$951.2	$1,060.6	$(109.4)	(10.3%)
% of net sales	20.0%	25.5%	N/A	(5.5%)

________________________________

[1]	Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense decreased 10.3% to $951.2 million in 2021, from $1.06 billion in 2020. The comparative decrease in operating expense was mainly influenced by a $153.4 million decrease in amortization expense, which included the gross impact of accelerated amortization of $142.6 million related to the write-off of certain trade names in connection with the Rebranding in 2020. The decrease was partially offset by a $46.9 million increase in payroll and employee benefit costs, primarily due to higher net sales volume, as well as the comparative increase in annual incentive expense in 2021 and the expiration of temporary cost actions taken in 2020 in response to the COVID-19 pandemic.

Our focus on improving our cost structure has allowed us to identify opportunities for efficiencies across our business. While certain of our cost actions have been temporary in nature, we continue our efforts to improve our expense structure in order to produce permanent efficiency gains. Our selling, general and administrative expense as a percentage of net sales improved by 1.5 percentage points, driven by the combination of higher year-over-year sales, lower travel and entertainment expenses, and improved operating leverage from labor productivity initiatives.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $81.8 million in 2021, compared to $97.3 million in 2020. The comparative decrease is primarily due to a $21.7 million decrease in interest expense resulting from decreased debt balances and a lower weighted-average interest rate on our outstanding debt. The decrease was partially offset by:

•	a $5.6 million settlement received in 2020 in connection with a class action lawsuit; and
•	a $5.3 million refund received in 2020 as the final true-up of the $164.0 million payment resulting from the 338(h)(10) election made in connection with the Allied Acquisition.

Income Taxes

Income tax provision (benefit) was $40.0 million in 2021, compared to $(43.9) million in 2020. The comparative increase in income tax expense was primarily due to an increase in pretax book income in 2021 and the 2020 tax benefits from deferred tax adjustments of $36.5 million related to the Rebranding. The effective tax rate, excluding any discrete items, was 25.9% in 2021, compared to (17.8)% in 2020. We expect our fiscal year 2021 effective tax rate, excluding any discrete items, will range from approximately 25.5% to 26.5%.

Net Income (Loss)/Net Income (Loss) Per Share

Net income (loss) from continuing operations was $116.7 million in 2021, compared to $(149.5) million in 2020. Net income (loss) from discontinued operations was $(267.0) million in 2021, compared to $(3.3) million in 2020 (see Note 3 in the Notes to Condensed Consolidated Financial Statements for further discussion). Net income (loss) was $(150.3) million in 2021, compared to $(152.8) million in 2020. There were $18.0 million of dividends on preferred shares in both 2021 and 2020, making net income (loss) attributable to common stockholders $(168.3) million and $(170.8) million, respectively.

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

The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Nine Months Ended June 30,
	2021	2020
Net income (loss)	$(150.3)	$(152.8)
Dividends on Preferred Stock	18.0	18.0
Net income (loss) attributable to common stockholders	(168.3)	(170.8)
Undistributed income allocated to participating securities	—	—
Net income (loss) attributable to common stockholders - basic and diluted (if-converted method)	$(168.3)	$(170.8)
Undistributed income allocated to participating securities	—	—
Re-allocation of undistributed income to Preferred Stock	—	—
Net income (loss) attributable to common stockholders - diluted (two-class method)	$(168.3)	$(170.8)
Net income (loss) from discontinued operations attributable to common stockholders - basic and diluted	(267.0)	(3.3)
Net income (loss) from continuing operations attributable to common stockholders - basic and diluted	$98.7	$(167.5)

Weighted-average common shares outstanding - basic	69.6	68.8
Effect of common share equivalents	1.1	—
Weighted-average common shares outstanding - diluted (if-converted and two-class method)	70.7	68.8

Net income (loss) attributable to common stockholders per share:
Basic - Continuing operations	$1.42	$(2.43)
Basic - Discontinued operations	(3.84)	(0.05)
Basic net income (loss) per share	$(2.42)	$(2.48)

Diluted - Continuing operations	$1.40	$(2.43)
Diluted - Discontinued operations	(3.78)	(0.05)
Diluted net income (loss) per share (two-class method)	$(2.38)	$(2.48)

Diluted - Continuing operations	$1.40	$(2.43)
Diluted - Discontinued operations	(3.78)	(0.05)
Diluted net income (loss) per share (if-converted method)	$(2.38)	$(2.48)

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

The following table presents the impact of the adjusting items on our consolidated statements of operations for each of the periods indicated (in millions):

	Operating Expense		Non-Operating Expense
	SG&A1	Amortization	Interest Expense	Other (Income) Expense	Income Taxes[2]	Total
Three Months Ended June 30, 2021
Acquisition costs	$0.8	$25.2	$1.2	$—	$—	$27.2
Restructuring costs[3]	1.7	—	0.7	50.8	—	53.2
COVID-19 impacts	0.4	—	—	—	—	0.4
Total adjusting items	$2.9	$25.2	$1.9	$50.8	$—	$80.8
Three Months Ended June 30, 2020
Acquisition costs	$1.6	$31.0	$2.0	$—	$—	$34.6
Restructuring costs	1.0	—	0.9	0.9	—	2.8
COVID-19 impacts[4]	3.4	—	—	—	32.8	36.2
Total adjusting items	$6.0	$31.0	$2.9	$0.9	$32.8	$73.6

Nine Months Ended June 30, 2021
Acquisition costs	$2.5	$76.0	$5.1	$—	$—	$83.6
Restructuring costs[3]	6.6	2.3	2.4	60.3	—	71.6
COVID-19 impacts	1.2	—	—	—	—	1.2
Total adjusting items	$10.3	$78.3	$7.5	$60.3	$—	$156.4
Nine Months Ended June 30, 2020
Acquisition costs[5]	$7.9	$89.1	$6.0	$(5.3)	$—	$97.7
Restructuring costs[6]	1.9	142.6	2.6	20.7	—	167.8
COVID-19 impacts[4]	3.4	—	—	—	(0.5)	2.9
Total adjusting items	$13.2	$231.7	$8.6	$15.4	$(0.5)	$268.4

______________________________

[1]	Selling, general and administrative expense (“SG&A”).
[2]	For tax impact of adjusting items, see Adjusted Net Income (Loss) table below.
[3]

Other (income) expense for the three and nine months ended June 30, 2021 includes a loss on debt extinguishment of $50.7 million and $60.2 million, respectively, in connection with the write-off of debt issuance costs and payment of redemption premiums stemming from our refinancing transactions.

[4]

Income taxes for the three and nine months ended June 30, 2020 consist of a tax provision (benefit) of $32.8 million and $(0.5) million, respectively, stemming from the revaluation of deferred tax assets and liabilities made in conjunction with our application of the CARES Act.

[5]

Other (income) expense for the nine months ended June 30, 2020 consists of a net $5.3 million refund received as the final true-up of the $164.0 million payment resulting from the 338(h)(10) election made in connection with the acquisition of Allied Building Products Corp. on January 2, 2018.

[6]

Amortization for the nine months ended June 30, 2020 includes the impact of non-cash accelerated intangible asset amortization of $142.6 million related to the write-off of certain trade names in connection with the Rebranding. Other (income) expense for the nine months ended June 30, 2020 includes a loss on debt extinguishment of $14.7 million in connection with the October 2019 debt refinancing.

Adjusted Operating Expense

The following table presents a reconciliation of operating expense, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Operating Expense for each of the periods indicated (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Operating expense	$336.6	$293.5	$951.2	$1,060.6
Acquisition costs	(26.0)	(32.6)	(78.5)	(97.0)
Restructuring costs	(1.7)	(1.0)	(8.9)	(144.5)
COVID-19 impacts	(0.4)	(3.4)	(1.2)	(3.4)
Adjusted Operating Expense	$308.5	$256.5	$862.6	$815.7

Net sales	$1,872.1	$1,549.3	$4,766.6	$4,161.7
Operating expense as % of net sales	18.0%	18.9%	20.0%	25.5%
Adjusted Operating Expense as % of net sales	16.5%	16.6%	18.1%	19.6%

Adjusted Net Income (Loss)

The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss) for each of the periods indicated (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) from continuing operations	$79.8	$(4.1)	$116.7	$(149.5)
Adjusting items:
Acquisition costs	27.2	34.6	83.6	97.7
Restructuring costs	53.2	2.8	71.6	167.8
COVID-19 impacts	0.4	36.2	1.2	2.9
Total adjusting items	80.8	73.6	156.4	268.4
Less: tax impact of adjusting items[1]	(20.7)	(10.2)	(40.0)	(63.8)
Total adjustments, net of tax	60.1	63.4	116.4	204.6
Adjusted Net Income (Loss)	$139.9	$59.3	$233.1	$55.1

Net sales	$1,872.1	$1,549.3	$4,766.6	$4,161.7
Net income (loss) as % of sales	4.3%	(0.2%)	2.4%	(3.6%)
Adjusted Net Income (Loss) as % of sales	7.5%	3.8%	4.9%	1.3%

______________________________

[1]

Amounts represent tax impact on adjustments that are not included in our income tax provision (benefit) for the periods presented. The effective tax rate applied to these adjustments is calculated by using forecasted adjusted pre-tax income while factoring in estimated discrete tax adjustments for the fiscal year. The tax impact of adjustments for the three months ended June 30, 2021 and 2020 were calculated using a blended effective tax rate of 25.6% and 13.9%, respectively. The tax impact of adjusting items for the nine months ended June 30, 2021 and 2020 were calculated using an effective tax rate of 25.6% and 23.8%, respectively.

Adjusted EBITDA

The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) from continuing operations	$79.8	$(4.1)	$116.7	$(149.5)
Interest expense, net	23.2	35.4	84.1	105.8
Income taxes	27.1	44.1	40.0	(43.9)
Depreciation and amortization	40.3	45.0	121.9	276.1
Stock-based compensation	5.4	3.3	13.4	12.4
Acquisition costs[1]	0.8	1.6	2.5	2.6
Restructuring costs[1]	52.5	1.9	66.9	22.6
COVID-19 impacts[1]	0.4	3.4	1.2	3.4
Adjusted EBITDA	$229.5	$130.6	$446.7	$229.5

Net sales	$1,872.1	$1,549.3	$4,766.6	$4,161.7
Net income (loss) as % of net sales	4.3%	(0.2%)	2.4%	(3.6%)
Adjusted EBITDA as % of net sales	12.3%	8.4%	9.4%	5.5%

______________________________

[1]

Amounts represent adjusting items included in selling, general, and administrative expense and other income (expense); remaining adjusting item balances are embedded within the other line item balances reported in this table.

Seasonality and Quarterly Fluctuations

In general, sales and net income are highest during our first, third and fourth fiscal quarters, which represent the peak months of construction and re-roofing, especially in our branches in the northern and mid-western U.S. and in Canada. We have historically experienced low net income levels or net losses during the second fiscal quarter (January through March), when our sales are substantially lower, primarily due to cold or inclement weather.

At times, we experience fluctuations in our financial performance that are driven by factors outside of our control, including the impact that severe weather events and unusual weather patterns may have on the timing and magnitude of demand and material availability.

We generally experience an increase in inventory in the second and third fiscal quarters of the year, and increases in accounts receivable and accounts payable during the third and fourth fiscal quarters of the year, each as a result of the seasonality of our business. Our peak cash usage generally occurs during the third fiscal quarter, primarily because accounts payable terms offered by our suppliers typically have due dates in April, May and June, while our peak accounts receivable collections typically occur from June through November.

We generally experience a slowing of our accounts receivable collections during our second fiscal quarter, mainly due to the inability of some of our customers to conduct their businesses effectively in cold or inclement weather in certain regions of the U.S. and Canada. We continue to attempt to collect those receivables, which require payment under our standard terms, and typically do not provide material concessions to our customers.

The impact of the COVID-19 pandemic may cause fluctuations in our financial results and working capital that are not aligned with the seasonality we generally experience.

Certain Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for the first three quarters of fiscal year 2021 and fiscal year 2020, which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends (in millions, except per share amounts):

	2021			2020
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Net sales	$1,872.1	$1,318.0	$1,576.5	$1,755.0	$1,549.3	$1,197.1	$1,415.3
% of fiscal year’s net sales	n/m	n/m	n/m	29.7%	26.2%	20.2%	23.9%

Gross profit	$517.4	$332.8	$399.7	$441.3	$368.7	$270.4	$340.1
% of fiscal year’s gross profit	n/m	n/m	n/m	31.1%	26.0%	19.0%	23.9%

Net income (loss) from continuing operations	$79.8	$(10.5)	$47.4	$68.2	$(4.1)	$(121.4)	$(24.0)
Net income (loss)	$76.5	$(6.3)	$(220.5)	$71.9	$(6.8)	$(122.6)	$(23.4)
Net income (loss) attributable to common stockholders	$70.5	$(12.3)	$(226.5)	$65.9	$(12.8)	$(128.6)	$(29.4)

Net income (loss) from continuing operations per share - basic	$0.93	$(0.24)	$0.60	$0.79	$(0.18)	$(1.82)	$(0.44)
Net income (loss) per share - basic	$0.89	$(0.18)	$(3.27)	$0.84	$(0.18)	$(1.87)	$(0.43)

Net income (loss) from continuing operations per share - diluted	$0.91	$(0.24)	$0.59	$0.78	$(0.18)	$(1.82)	$(0.44)
Net income (loss) per share - diluted	$0.87	$(0.18)	$(3.24)	$0.83	$(0.18)	$(1.87)	$(0.43)
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

Our principal sources of liquidity as of June 30, 2021 were our cash and cash equivalents of $188.9 million and our available borrowings of approximately $1.28 billion under our asset-based revolving lines of credit.

Significant factors which could affect future liquidity include the following:

•	the adequacy of available bank lines of credit;
•	the ability to attract long-term capital with satisfactory terms;
•	cash flows generated from operating activities;
•	acquisitions; and
•	capital expenditures.

Our primary capital needs are for working capital obligations and other general corporate purposes, including acquisitions and capital expenditures. Our primary sources of working capital are cash from operations and bank borrowings. We have financed large acquisitions through increased bank borrowings and the issuance of long-term debt and common or preferred stock. We then repay any such borrowings with cash flows from operations or subsequent financings. We have funded most of our capital expenditures with cash on hand, increased bank borrowings, or equipment financing, and then reduced those obligations with cash flows from operations. We may explore additional or replacement financing sources in order to bolster liquidity and strengthen our capital structure.

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

The following table summarizes our cash flows for the periods indicated (in millions):

	Nine Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$(20.4)	$250.4
Net cash provided by (used in) investing activities	793.1	(23.7)
Net cash provided by (used in) financing activities	(1,207.4)	719.6
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(0.2)
Net increase (decrease) in cash and cash equivalents	$(435.7)	$946.1

Operating Activities

Net cash used in operating activities, including both continuing and discontinued operations, was $20.4 million in 2021, compared to cash provided by operating activities of $250.4 million in 2020. Cash from operations decreased $270.8 million due to an incremental cash outflow of $370.3 million stemming from changes to our net working capital, mainly driven by increases in inventories and accounts receivable, partially offset by an increase in net income after adjustments for non-cash items of $99.5 million. Net cash used in operating activities in 2021 includes $48.1 million of cash collected on behalf of, and due to, FBM as part of the ongoing transaction services agreement. Operating cash flows provided by (used in) discontinued operations for the nine months ended June 30, 2021 and 2020 were $(28.2) million and $84.3 million, respectively.

Investing Activities

Net cash provided by investing activities, including both continuing and discontinued operations, was $793.1 million in 2021, compared to cash used in investing activities of $23.7 million in 2020. The $816.8 million increase in investing cash flows was primarily due to proceeds from the sale of Interior Products. Investing cash flows provided by (used in) discontinued operations for the nine months ended June 30, 2021 and 2020 were $(2.5) million and $(6.9) million, respectively.

Financing Activities

Net cash used in financing activities was $1.21 billion in 2021, compared to cash provided by financing activities of $719.6 million in 2020. The financing cash flow decrease of $1.93 billion was primarily due to a $1.02 billion decrease in net borrowings under our revolving lines of credit over the comparative periods and a $940.4 million decrease in net borrowings under our senior notes instruments.

Capital Resources

In May 2021, we entered into a series of financing arrangements to refinance certain debt instruments to take advantage of lower market interest rates (the “2021 Debt Refinancing”). Upon completion of the 2021 Debt Refinancing, the weighted-average interest rate on our outstanding debt was 3.26% as of June 30, 2021, down from 4.21% as of March 31, 2021.

As of June 30, 2021, we had access to the following financing arrangements:

•	the 2026 U.S. Revolver, an asset-based revolving line of credit in the United States, in an amount up to $1.25 billion;
•	the 2026 Canada Revolver, an asset-based revolving line of credit in Canada, in an amount up to $50.0 million;
•	the 2028 Term Loan with an outstanding balance of $983.6 million; and
•	two separate senior notes instruments, including the 2029 Senior Notes and 2026 Senior Notes, with an outstanding balance of $346.1 million and $296.4 million, respectively.

See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information on our current financing arrangements and the 2021 Debt Refinancing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 have not changed materially during the three- or nine-month periods ended June 30, 2021.

Item 4.Controls and Procedures

As of June 30, 2021, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)). Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

There have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On February 10, 2021, we completed the sale of our Interior Products business that was previously subject to our information systems and internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated and accounted for the disposition of the Interior Products business. There were no significant changes to our internal control over financial reporting as a result of the disposition.

PART II.OTHER INFORMATION

Item 1A.Risk Factors

Other than as set forth below, our risk factor disclosures set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10‑K for the fiscal year ended September 30, 2020 have not changed materially during the nine months ended June 30, 2021.

Risks Related to Information Technology

If we encounter interruptions in the proper functioning of our information technology systems, including from cybersecurity threats, we could experience problems with our operations, including inventory, collections, customer service, cost control and business plan execution that could have a material adverse effect on our financial results, including unanticipated increases in costs or decreases in net sales.

We use our information technology systems (“IT systems” or “systems”), which include information technology networks, hardware and applications, to, among other things, provide complete integration of purchasing, receiving, order processing, shipping, inventory management, sales analysis and accounting, as well as to process, transmit, protect, store and delete sensitive and confidential electronic data, including, but not limited to, employee, supplier and customer data (“Data”). Our IT systems include third party applications and proprietary applications developed and maintained by us. We rely heavily on information technology both in serving our customers and in our enterprise infrastructure to achieve our objectives. In certain instances, we also rely on the systems of third parties to assist with conducting our business, which includes, among other things, marketing and distributing products, developing new products and services, operating our website, hosting and managing our services, securely storing Data, processing transactions, responding to customer inquiries and managing inventory and our supply chain. As a result, the secure operation of our systems (including its function of securing Data), and those of third parties upon whom we depend, are critical to the successful operation of our business.

Although our IT systems and Data are protected through security measures and business continuity plans, our systems and those of third parties upon whom we depend may be vulnerable to: natural disasters; power outages; telecommunication or utility failures; terrorist acts; breaches due to employee error or malfeasance; disruptions during the process of upgrading or replacing computer software or hardware; terminations of business relationships by us or third party service providers; and disinformation campaigns, damage or intrusion from a variety of deliberate cyber-attacks carried out by insiders or third parties, which are becoming more sophisticated and include computer viruses, worms, gaining unauthorized access to systems for purposes of misappropriating assets or sensitive information either directly or through our vendors and customers, denial of service attacks, ransomware, supply chain attacks, data corruption, malicious distribution of inaccurate information or other malicious software programs that may impact such systems and cause operational disruption. For these IT systems and related business processes to operate effectively, we or our service providers must continually maintain and update them. Delays in the maintenance, updates, upgrading, or patching of these systems and related business processes could impair their effectiveness or expose us to security risks. Even with our policies, procedures and programs designed to ensure the integrity of our IT systems and the security of Data, we may not be effective in identifying and mitigating every risk to which we are exposed. In some instances, we may have no current capability to detect certain vulnerabilities, which may allow them to persist in the environment over long periods of time.

Despite the precautions we take to mitigate the risks of such events, any attack on our IT systems or breach of our Data, or the IT systems and Data of third parties upon whom we depend, could result in, but are not limited to, the following: business disruption, misstated or misappropriated financial data, product shortages and/or an increase in accounts receivable aging, an adverse impact on our ability to attract and serve customers, delays in the execution of our business plan, theft of our intellectual property or other non-public confidential information and Data, including that of our customers, suppliers and employees, liability for stolen assets or information, and higher operating costs including increased cybersecurity protection costs. Such events could harm our reputation and have an adverse impact on our financial results, including the impact of related legal, regulatory, and remediation costs. In addition, if any information about our customers, including payment information, were the subject of a successful cybersecurity attack against us, we could be subject to litigation or other claims by the affected customers. Further, regulatory authorities have increased their focus on how companies collect, process, use, store, share, and transmit personal data. New privacy security laws and regulations, including federal and state laws in the U.S. and federal and provincial laws in Canada, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant sanctions, monetary costs or other harm to us.

If we decide to switch providers, develop our own IT systems to replace providers, or implement upgrades or replacements to our own systems, we may be unsuccessful in this development, or we may underestimate the costs and expenses of switching providers or developing and implementing our own systems. Also, our sales levels may be negatively impacted during the period of implementing an alternative system, which period could extend longer than we anticipate.

Item 6.Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

4.1	Indenture, dated as of May 10, 2021, by and among Beacon Roofing Supply, Inc., the subsidiary guarantor party thereto, and U.S. Bank National Association, as trustee.	8-K	4.1	May 10, 2021

4.2	Form of 4.125% Senior Notes due 2029 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.1).	8-K	4.2	May 10, 2021

10.1	Amended and Restated Term Loan Credit Agreement, dated May 19, 2021, by and among Beacon Roofing Supply, Inc., as borrower, Citibank, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto.	8-K	10.1	May 21, 2021

10.2	Second Amended and Restated Credit Agreement, dated May 19, 2021, by and among Beacon Roofing Supply, Inc., as a guarantor, certain subsidiaries of Beacon Roofing Supply, Inc. party thereto as borrowers, and lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders.	8-K	10.2	May 21, 2021

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350

101*	101.INS Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Inline Extensible Business Reporting Language (iXBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q:

(i)	the Consolidated Balance Sheets as of June 30, 2021; September 30, 2020; and June 30, 2020,
(ii)	the Consolidated Statements of Operations for the three and nine months ended June 30, 2021 and 2020,
(iii)	the Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2021 and 2020,
(iv)	the Consolidated Statements of Stockholders’ Equity for the three and nine months ended June 30, 2021 and 2020,
(v)	the Consolidated Statements of Cash Flows for the nine months ended June 30, 2021 and 2020, and
(vi)	the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: August 6, 2021	BY:	/s/ FRANK A. LONEGRO
Frank A. Lonegro
Executive Vice President & Chief Financial Officer