Form 10-K
period 2021-09-30
BEACON ROOFING SUPPLY INC
filed 2021-11-19
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2021

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

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold as of the end of the second fiscal quarter ended March 31, 2021, was $2.90 billion.

The number of shares of common stock outstanding as of October 31, 2021 was 70,112,948.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

BEACON ROOFING SUPPLY, INC.

Index to Annual Report on Form 10-K

Year Ended September 30, 2021

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

Overview

Beacon is the largest publicly traded distributor of roofing materials and complementary building products in North America. We have served the building industry for over 90 years and as of September 30, 2021, operated 446 branches throughout all 50 states in the U.S. and six provinces in Canada. We offer an extensive range of high-quality professional grade exterior products comprising over 100,000 SKUs, and we serve over 80,000 residential and non-residential customers who trust us to help them save time, work more efficiently, and enhance their businesses.

We differentiate ourselves in the industry by providing our customers with seamless execution, practical innovation, and a hands-on approach that allows us to serve each of our individual customer’s specific needs. We also work closely with our suppliers, who rely on us to position their products advantageously in the market, supporting advances in products and services that ultimately benefit our customers.

Interior Products Divestiture

On February 10, 2021, we completed the sale of our interior products and insulation businesses (“Interior Products”) to Foundation Building Materials Holding Company LLC (“FBM”) for approximately $850 million in cash (subject to a working capital and certain other adjustments as set forth in the Purchase Agreement). As of September 30, 2021, the adjusted purchase price for Interior Products was $842.7 million. We used the proceeds from the divestiture of our Interior Products business to reduce net debt leverage and strengthen our balance sheet, which provides us the financial flexibility to pursue strategic growth initiatives in our core exterior products business. Beginning with the condensed consolidated financial statements for the three months ended December 31, 2020, we have reflected Interior Products as discontinued operations for all periods presented. Unless otherwise noted, amounts and disclosures relate to our continuing operations. For additional information, see Note 3 in the Notes to Consolidated Financial Statements.

Our Industry

Roofing and complementary product distributors serve the important role of facilitating the supply chain relationships between a small number of manufacturers and thousands of local, regional, and national contractors. Distributors can maintain localized inventories, extend trade credit, give product advice, and provide delivery and logistics services.

The exterior products industry experienced constrained supply chain dynamics in 2021. As a result, we experienced cost increases and, at times, a limited ability to purchase enough product to meet consumer demand. We took proactive measures to actively increase our inventory, price efficiently and deliver high-value solutions to our customers’ critical building material needs. These trends, caused in large part from global disruptions related to the COVID-19 pandemic, may persist in the near-term. As a leading distributor of essential building materials, we will continue to react quickly to market and supply chain developments and ensure high-quality service for our customers.

Market Size

Based on management’s estimates, we believe the roofing distribution market in the United States and Canada represents more than $28 billion in annual sales with roughly 70% of the market in residential roofing and 30% in non-residential. We also distribute complementary building products, including siding, plywood/oriented strand board (OSB), windows and doors, and waterproofing. Collectively, we believe these other building products have an addressable market opportunity nearly as large as our primary roofing distribution business.

Demand Drivers

We believe the majority of roofing demand is driven by re-roofing activity (estimated at 80%) with the remaining demand tied to new construction. Re-roofing projects are typically related to necessary maintenance and repairs and are therefore less likely to be postponed during periods of recession or slower economic growth. As a result, demand for roofing products historically has been less volatile than overall demand for construction products.

Our complementary building products demand comes from both the residential and non-residential sectors. These products allow us to be the supplier of choice to exteriors-focused customers and possess relatively greater end-market exposure to new construction compared to roofing products.

In addition to our domestic operations, we also operate in six provinces across Canada. These international locations represented approximately 3.3% of our total net sales for the fiscal year ended September 30, 2021. For further geographic information, see Notes 4 and 15 in the Notes to Consolidated Financial Statements.

Competition

Our competition is primarily composed of national, regional and local specialty roofing distributors and, to a lesser extent, other building supply distributors and big box retailers. Among distributors, we compete against a small number of large distributors and many small, privately-owned distributors. Given significant consolidation in the past decade, Beacon and two other distributors now represent over 50% of the roofing distribution industry in North America. Although we are the largest publicly traded distributor of roofing materials and complementary building products in North America, the industry remains highly competitive. The principal competitive factors in our business include, but are not limited to, the availability of materials and supplies; technical product knowledge and advisory expertise; delivery and other services including digital capabilities; pricing of products; and the availability of credit and capital.

Our Customers

Our mission is to empower our customers to build more for their customers, businesses and communities. Our project lifecycle support helps our customers find projects, land the job, do the work and close it out with guidance that allows them to deliver on project specifications and timelines that are critical to their success. Using an omni-channel approach and our PRO+ digital suite, we differentiate our services and drive customer retention.

Our customer base is composed of professional contractors, home builders, building owners, lumberyards and retailers across the United States and Canada who depend on reliable local access to building products for residential and non-residential projects. Our customers vary in size, ranging from relatively small contractors to large contractors and builders that operate on a national scale. A significant number of our customers have relied on us as their vendor of choice for decades. For the fiscal year ended September 30, 2021, no single customer accounted for more than 1% of our net sales.

Our Strategic Initiatives

Our objective is to be the preferred supplier of exterior building products across markets in the United States and Canada. Our four strategic priorities, as outlined below, are focused on driving top-line growth and bottom-line efficiency. These strategies are central to achieving sales growth, improving operational performance, and increasing profitability. Most importantly, our customers benefit from these initiatives as they are designed to make us more efficient and easier to do business with, differentiating our service from competitors.

Growth

Our history has been strongly influenced by significant acquisition-driven growth, highlighted by the acquisitions of Allied Building Products Corp. (“Allied”) for $2.88 billion in 2018 (the “Allied Acquisition”) and Roofing Supply Group, LLC for $1.17 billion in 2016. These strategic acquisitions expanded our geographic footprint, enhanced our market presence and diversified our product offerings. The scale we have achieved from our expansion efforts serves as a competitive advantage, allowing us to use our assets more efficiently and control our expenses to drive operating leverage.

We have also pursued and finalized numerous smaller acquisitions in key markets to complement the expansion of our geographic footprint, such as our recently announced acquisition of Midway Sales & Distributing, Inc., a leading Midwest distributor of residential and commercial exterior building and roofing supplies with 10 branches across Kansas, Missouri and Nebraska and annual sales of approximately $130 million. We will continue to pursue strategic acquisitions to grow our business, and we remain heavily focused on improving our operations and continuing to identify additional opportunities for organic growth.

To achieve organic growth, we are investing in sales models and channels that add value to our customers. Further development and facilitation of relationships between our local sales teams and contractors give us considerable opportunities to differentiate our service offerings. We are focused on additional training for our sales organization, helping our sales team build on existing customer relationships, leading to higher productivity. In addition, we supplement the sales team’s outreach efforts with branch personnel, digital platform engagement, centralized sales, marketing and pricing support and call center support. Our customer relationship management (CRM) software elevates customer contact efficiency and provides coaching metrics to our sales team, while additional tools and analytics are being employed to enhance the sales team’s pricing proficiency.

We are also pursuing organic growth via new greenfield locations to expand service to customers in key markets. In 2021 we opened three branches in North Port, Florida, Denton, Texas and San Marcos, Texas.

Digital

We provide the most complete digital offering in building products distribution and continue to expand our capabilities. Beacon PRO+ is our proprietary digital account management suite which allows customers to manage their business with us online, and Beacon 3D+ is our roofing estimating tool for our residential customers. Our digital platform enables customers to order online from our catalog of over 100,000 products, have 24/7 access to view real-time pricing, process and review the status of orders, track deliveries, monitor local storm activity and vendor promotions, request and approve quotes, and pay their bills online. We are further enhancing PRO+ through partner integrations to help our customers improve estimating, project management and the homeowner experience. Beacon PRO+ provides us with additional opportunities to engage with our customers and helps them save time, work more efficiently, and grow their businesses.

By expanding and promoting our digital solutions, we intend to meet our customers’ changing needs and improve our returns through e-commerce. We will also build strong relationships with suppliers who rely on us to position their products advantageously in the market.

Beacon OTC® Network

Our On Time & Complete (OTC) Network is an operating model in which networked branches share inventory, fleet, equipment, employees and systems for an optimal customer delivery experience. Customers benefit with improved service levels, delivery times and product availability, while we gain efficiencies in staffing, fleet and inventory. We are transitioning to this model in our markets containing an appropriate level of branch density, which we believe will drive shared success for our teams. As of September 30, 2021, our OTC Networks are operational in 58 markets, consisting of over 250 branches.

Branch Performance

We are a learning organization intent on continuous improvement. In particular, we maintain an intensified focus on our branches falling in the bottom quintile of our operating performance metrics in order to determine the appropriate actions to improve the profitability of these locations. Using extensive data from our enterprise resource planning (ERP) system and a regular management reporting cadence, we are able to diagnose issues and make sustainable improvements. We will continue to focus on driving sales and operating improvements to bring these branches up to their potential.

Our Products & Services

Our product lines are designed to meet the requirements of our residential, non-residential and complementary building products customers. We carry one of the most extensive arrays of high-quality branded products in the industry, including our private label brand, TRI-BUILT. Our TRI-BUILT products offer a high-quality and superior-value alternative for our customers while delivering higher margins and brand exclusivity in the marketplace. We fulfill the vast majority of our warehouse orders with inventory on hand because of the breadth and depth of the inventories at our branches.

In the residential market, asphalt shingles comprise the largest share of the products we sell. In the non-residential market, single-ply membranes, insulation, and accessories comprise the largest share of our product offering. In the area of complementary building products, siding, plywood/OSB, windows and doors, and waterproofing comprise the largest share of the products in our portfolio.

During the year ended September 30, 2021, our distribution infrastructure served more than 1.4 million customer deliveries. We maintained a fleet of 1,667 straight trucks, 605 tractors and 893 trailers. Nearly all of our delivery vehicles are equipped with specialized equipment, including 2,225 truck-mounted forklifts, cranes, hydraulic booms and conveyors, which are necessary to deliver products to job sites in an efficient and safe manner and in accordance with our customers’ requirements.

Beyond product delivery, we emphasize superior value-added services to our customers. We employ a knowledgeable sales force that possesses an in-depth understanding of roofing and the building products we provide. Our sales force provides guidance to our customers throughout the lifecycles of their projects, including training, technical support and access to Beacon PRO+ and 3D+, where they can find leads, track storms, order online, track deliveries, view order history, participate in promotions and pay invoices.

Our Supply Chain

We are a key distributor for our suppliers due to our industry expertise, scale, track record of growth, financial strength, and the substantial volume of products that we distribute. We maintain strong relationships with numerous manufacturers of roofing materials and complementary building products in order to reduce the dependence on any single company, maintain purchasing leverage and ensure breadth of product availability. This has been particularly relevant as the building materials industry has experienced constrained supply chain dynamics both domestically and internationally. Our largest suppliers include companies such as Atlas Roofing, Berger

Building Products, Carlisle Syntec, CertainTeed Roofing, CertainTeed Siding, Firestone Building Products, GAF, IKO Manufacturing, Johns Manville Roofing, Malarkey, Owens Corning Roofing, Ply Gem, and TAMKO Building Products.

We manage the procurement of products through our national headquarters, regional offices and local branches, allowing us to take advantage of both scale and local market conditions to purchase products more economically than most of our competitors. Product is shipped by the manufacturers either to our branches, our OTC Network hubs, or directly to our customers.

Our Values – Environment, Social and Governance (ESG)

Beacon was founded on a set of principles that have guided our business practices and growth philosophy for over 90 years. Through growth, geographic expansion, and acquisition of building supply brands throughout the United States and Canada, we have sustained a values-based company culture. Our values continue to be the foundation of being a preferred provider for our customers, employees, suppliers and communities.

Environmental

We believe that protection of the environment is important to the long-term success of our business, and we are committed to sustainable business practices. We are continually looking for ways to run our business successfully while safeguarding natural resources for future generations. We also expect our suppliers to preserve natural resources and continuously improve the environmental impact of their products and services as we have expressed in our Supplier Code of Conduct.

We recognize that our greatest impact on the environment is through fleet emissions, and we have committed to using the Beacon OTC® Network strategy to minimize our average gallons of fuel per delivery. OTC focuses on transforming multi-branch markets into a holistic market model that optimizes customer deliveries by shipping from the closest branch to the customer’s delivery address. Further, we continually invest in modernizing our fleet to reduce emissions and improve safety for our drivers. In 2021, we became an EPA SmartWay Partner to benchmark with and learn from companies that have similar large fleets and are seeking to minimize emissions.

Social – Human Capital

We value putting people first and strive to help our employees, customers, and suppliers reach their full potential. We emphasize our core values to all our employees, establishing shared expectations of respect and inclusivity, work ethic, collaboration, and a commitment to deliver quality results.

We are committed to a culture of safety, including a focus on the overall health and wellness of our employees. We maintain a comprehensive safety tracking and companywide scorecard program. We track and closely manage overall workers’ compensation and auto claims, OSHA recordable incidents, lost time rates, Department of Transportation compliance, and other internally established safety prevention elements in an effort to make every workday safe. We conduct new hire and annual training to promote compliance and continuously raise safety awareness. In 2021, we continued to implement COVID-19 protocols across all locations in response to the pandemic to encourage both the safety of our employees and compliance with all federal and local ordinances.

We conduct a comprehensive annual organization and talent review process, culminating with a report to the Board of Directors covering key elements such as: executive succession and development, organizational structure, diversity, talent pipelines and workforce planning requirements. We maintain a broad suite of e-learning courses to deliver new hire, professional development, and annual training on subjects such as management skills, product knowledge, and operational proficiency.

Our Total Rewards program encompasses compensation, benefits and employee development. We track voluntary and involuntary turnover and conduct exit interviews to gain relevant information and adapt our engagement and retention strategy as appropriate.

We are taking steps to expand our role as an employer that champions diversity, inclusion and equality of opportunity. We have a Diversity and Inclusion framework and a companywide council composed of thirteen diverse team members. Julian Francis, our Chief Executive Officer, has signed the CEO Action for Diversity & Inclusion pledge and we have provided e-learning courses on unconscious bias for our branch leaders and corporate staff. In 2021, we took a leadership role in our industry by providing LGBTQ+ introductory training at the National Women in Roofing conference and have partnered with INROADS to provide internships for racially and ethnically diverse students. We measure demographics, including gender and diversity, by business and function and are placing a more targeted focus on our incoming college graduate pipeline and branch operations roles to improve overall representation. In addition, we are a founding sponsor of National Women in Roofing, a volunteer-based organization that supports and advances the careers of women roofing professionals, and in 2021 we inaugurated our North American Female Roofing Professional of the Year contest.

We promote a culture of charitable giving and other community support, highlighted by our annual Beacon of Hope contest that was created to give back to distinguished military veterans by providing roofing replacements or repairs. To date, the contest has helped deliver new or repaired roofs for 32 former service people facing adversity in the years following their military service. In 2021 we launched Beacon CaReS, an employee assistance fund to support team members who are impacted by unexpected financial crisis. The fund is supported by donations from both us and our employees. In addition, an inaugural group of outstanding students whose parents work at Beacon were awarded Robert R. Buck Scholarships totaling $25,000 to pursue post-secondary education.

As of September 30, 2021, we had 6,676 active employees. We have 356 employees that are represented by labor unions and there are no material outstanding labor disputes.

Governance

Our employees, managers and officers conduct our business under the direction of our CEO and the oversight of our Board of Directors (our Board) to enhance our long-term value for our stockholders. The core responsibility of our Board is to exercise its fiduciary duty to act in the best interests of our company and our stockholders. In exercising this obligation, our Board and committees perform a number of specific functions, including risk assessment, review and oversight. While management is responsible for the day-to-day management of risk, our Board retains oversight of risk management for our company as a whole, assisting management by providing guidance on strategic risks, financial risks, and operational risks.

Maintaining our leadership position in the building products distribution industry requires that our information technology deliver against our goal to help our customers build more. Our information security team deploys an array of cybersecurity capabilities to protect our various business systems and data. We continually invest in protecting against, monitoring, and mitigating risks across the enterprise including, as one of our risk mitigation controls, an information security risk insurance policy.

Our information security and privacy policies are in place and regularly updated based on business, compliance, and any other needs. Our Chief Information Officer briefs the Audit Committee of our Board of Directors quarterly regarding information security matters.

We provide new hire and annual security awareness and privacy training to all online employees. In addition, targeted training is conducted for key departments dealing with sensitive data types. Beacon conducts monthly phishing assessment exercises to ensure employees are aware and educated about phishing threats and are trained to identify and report them.

External and internal resources perform assessments and penetration testing throughout the year on Beacon applications, networks, and environments. We perform an annual review to verify our compliance with the Payment Card Industries Data Security Standards (PCI DSS).

In the event of a security issue, we have an incident response plan and trusted experts to quickly triage, contain and understand the issue, as well as protect against it going forward. We had no material publicly reportable information security incidents in the fiscal year ended September 30, 2021.

Government Regulations

We are subject to regulation by various federal, state, provincial and local agencies. These agencies include the Environmental Protection Agency, Department of Transportation, Occupational Safety and Health Administration and Department of Labor and Equal Employment Opportunity Commission. We believe we comply, in all material respects, with applicable statutes and regulations affecting environmental issues and our employment, workplace health and workplace safety practices, and compliance with such statutes and regulations has no material effect on our capital expenditures, earnings or competitive position.

Seasonality and Quarterly Fluctuations

The demand for building materials is closely correlated to both seasonal changes and unpredictable weather patterns, therefore demand fluctuations are expected. In general, sales and net income are highest during our first, third and fourth fiscal quarters, which represent the peak months of construction and re-roofing. We typically experience a build-up of product inventories and increased cash usage in the second and third fiscal quarters of the year in anticipation of the peak selling season, followed by increased accounts receivable, accounts payable, and cash collections during the third and fourth fiscal quarters of the year, when sales volumes are generally at their highest.

At times, we experience fluctuations in our financial performance that are driven by factors outside of our control, including the impact that severe weather events and unusual weather patterns may have on the timing and magnitude of demand and material availability.

The impact of the COVID-19 pandemic has caused and may continue to cause fluctuations in our financial results and working capital that are not aligned with the seasonality we generally experience.

Additional Information

Beacon Roofing Supply, Inc. was incorporated in Delaware in 1997. Our principal executive offices are located at 505 Huntmar Park Drive, Suite 300, Herndon, Virginia 20170 and our telephone number is (571) 323-3939. Our Internet website address is www.becn.com.

We maintain an investor relations page on our website where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other required SEC filings may be accessed free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below and other information included in this Form 10-K in evaluating us and our business. If any of the events described below occur, our business and financial results could be adversely affected in a material way. This could cause the trading price of our common stock to decline, perhaps significantly.

Risks Related to the COVID-19 Pandemic

The impacts of the COVID-19 pandemic, or similar health concerns, could have a significant effect on supply and/or demand for our products and have a negative impact on our business operations and financial results.

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

The new regulations concerning mandatory COVID-19 vaccination of employees could have a material adverse impact on our business and results of operations.

On November 4, 2021, the Department of Labor's Occupational Safety and Health Administration (“OSHA”) issued emergency regulations requiring all employers with a total of 100 or more employees to develop, implement, and enforce a mandatory COVID-19 vaccination policy, with an exception for employers that instead adopt a policy requiring employees to elect either to get vaccinated or to undergo regular COVID-19 testing. We are currently developing a policy responsive to the new regulations. The validity of the new regulations is being contested in the Federal courts, and OSHA was recently stayed from enforcing them. There can be no assurance the stay will not be lifted or modified pending final adjudication.

We are unable to predict the impact the new regulations would have on us. The new regulations may have the effect of increasing costs, straining company resources, interrupting operations, reducing employee morale, or increasing employee turnover, which could adversely affect our business, results of operations, or financial condition.

Risks Related to Product Supply and Vendor Relations

An inability to obtain the products that we distribute could result in lost revenues and reduced margins and damage relationships with customers.

We distribute roofing and other specialty building materials that are manufactured by a number of major suppliers. Disruptions in our sources of supply may occur as a result of unanticipated demand or production or delivery difficulties. When shortages occur, building material suppliers often allocate products among distributors. Although we believe that our relationships with our suppliers are strong and that we would have access to similar products from competing suppliers should products be unavailable from current sources, any supply shortage, particularly of the most commonly sold items, could result in a loss of revenues and reduced margins and damage relationships with customers.

The exterior products industry experienced constrained supply chain dynamics in 2021, caused in large part from global disruptions related to the COVID-19 pandemic. As a result, we experienced, at times, a limited ability to purchase enough product to meet consumer demand, which resulted in lost revenues. These trends may persist in the near-term. Although we do not believe our lost revenues were material, there can be no assurances that future product shortages will not be so severe as to result in material reductions in revenues.

A change in vendor pricing and demand could adversely affect our income and gross margins.

Many of the products that we distribute are subject to price changes based upon manufacturers’ raw material costs and other manufacturer pricing decisions. For example, as a distributor of residential roofing supplies, our business is sensitive to asphalt prices, which are highly volatile and often linked to oil prices, as oil is a significant input in asphalt production. Shingle prices have been volatile in recent years, partly due to volatility in asphalt prices. Other products we distribute, such as plywood and OSB, have seen substantial recent price volatility, caused in large part from disruptions related to the COVID-19 pandemic. Historically, we have generally been able to pass increases in prices on to our customers. Although we often are able to pass on manufacturers’ price increases, our ability to pass on increases in costs and our ability to do so in a timely fashion depends on market conditions. The inability to pass along cost increases or a delay in doing so could result in lower operating margins. In addition, higher prices could impact demand for these products, resulting in lower sales volumes.

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

Our success will continue to depend to a significant extent on our executive officers and key management personnel. We may not be able to retain our executive officers and key personnel or attract additional qualified management. The loss of any of our executive officers or other key management employees, or our inability to recruit and retain qualified employees, could adversely affect our ability to operate and make it difficult to execute our acquisition and internal growth strategies. In addition, our operating results could be adversely affected by increased competition for employees, shortages of qualified workers, or higher employee turnover, all of which could have adverse effects on levels of customer service or result in increased employee compensation or benefit costs.

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

We continually seek additional acquisition candidates in selected markets and from time to time engage in exploratory discussions with potential candidates. We are unable to predict whether or when we will be able to identify any suitable additional acquisition candidates, or the likelihood that any potential acquisition will be completed. If we cannot complete acquisitions that we identify on acceptable terms, our growth rate may decline.

Risks Related to Cyclicality and Seasonality

Cyclicality in our business and general economic conditions could result in lower revenues and reduced profitability.

A portion of the products we sell are for residential and non-residential construction. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including credit and capital availability, interest rates, foreclosure rates, housing inventory levels and occupancy, changes in the tax laws, employment levels, consumer confidence and the health of the United States economy and mortgage markets. Economic downturns in the regions and markets we serve could result in lower net sales and, since many of our expenses are fixed, lower profitability. Unfavorable changes in demographics, credit markets, consumer confidence, housing affordability, or housing inventory levels and occupancy, or a weakening of the United States economy or of any regional or local economy in which we operate, could adversely affect consumer spending, resulting in decreased demand for our products, and adversely affecting our business. In addition, instability in the economy and financial markets, including as a result of terrorism or civil or political unrest, may result in a decrease in housing starts or business investment, which would adversely affect our business.

Seasonality and weather-related conditions may have a significant impact on our financial results from period to period

The demand for building materials is heavily correlated to both seasonal changes and unpredictable weather patterns. Seasonal demand fluctuations are expected, such as in our second fiscal quarter, when winter construction cycles and cold weather patterns have an adverse impact on new construction and re-roofing activity. The timing of weather patterns (unseasonable temperatures) and severe weather events (hurricanes, storms and protracted rain) may impact our financial results within a given period either positively or negatively, making it difficult to accurately forecast our results of operations. We expect that these seasonal and weather-related variations will continue in the future.

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

Acquisitions frequently result in the recording of goodwill and other intangible assets. At September 30, 2021, goodwill represented approximately 32% of our total assets. Goodwill is not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. Our accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine the fair values of our reporting units by using a qualitative approach.

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

In the future we may require equity or additional debt financing in order to consummate an acquisition, for additional working capital for expansion, or if we suffer more than seasonally expected losses. In the event such additional financing is unavailable to us on commercially attractive terms or at all (including as a result of restrictions imposed by our outstanding debt agreements and arrangement with the CD&R Stockholder (as defined below)), we may be unable to raise additional capital to make acquisitions or pursue other growth opportunities.

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

As of September 30, 2021, we had $296.6 million in aggregate principal amount of our 4.50% senior secured notes due in 2026 outstanding, $346.2 million in aggregate principal amount of our 4.125% senior notes due in 2029 outstanding, and $981.7 million outstanding under our senior secured term loan due in 2028. Our debt levels could have important consequences to us, including:

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, which could cause us to default on our debt obligations and impair our liquidity. In the event of a default under any of our indebtedness, the holders of the defaulted debt could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest, which in turn could result in cross-defaults under our other indebtedness. The lenders under our asset-based revolving line of credit could also elect to terminate their commitments thereunder and cease making further loans, and the lenders under the asset-based revolving line of credit and term loan or holders of our senior secured notes could institute foreclosure proceedings against their collateral, which could potentially force us into bankruptcy or liquidation.

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

The holders of Preferred Stock issued in connection with the Allied Acquisition have rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders. We may be required, under certain circumstances, to repurchase the preferred stock for cash, and such obligations could adversely affect our liquidity and financial condition.

On January 2, 2018, we issued 400,000 shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”) to CD&R Boulder Holdings, L.P. (the “CD&R Stockholder”), an entity affiliated with the investment firm Clayton, Dubilier & Rice LLC, pursuant to an Investment Agreement dated August 24, 2017 (the “Investment Agreement”). The proceeds of the issuance were used to partially finance the Allied Acquisition. The Preferred Stock is convertible perpetual participating preferred stock of Beacon, with an initial conversion price of $41.26 per share, and accrues dividends at a rate of 6.0% per annum (payable in cash or in-kind, subject to specified limitations). The Preferred Stock may be converted at any time at the option of the holder into 9,694,619 shares of our common stock. In addition, under the terms of the Preferred Stock, we may, at our option, force the conversion of all (but not less than all) of the outstanding shares of Preferred Stock to common stock if at any time the market price of our common stock exceeds 200% of the then-effective conversion price per share for at least 75 days out of any trailing 90-trading day period. Any conversion of the Preferred Stock may significantly dilute our common stockholders and adversely affect both our net income per share and the market price of our common stock.

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

Holders of the Preferred Stock generally are entitled to vote with the holders of the shares of common stock on an as converted basis on all matters submitted for a vote of holders of shares of common stock, voting together with the holders of shares of common stock as one class (subject to the limitation that any one Preferred Stock holder, together with its affiliates, cannot vote any preferred shares in excess of 19.99% of the aggregate voting power of the common stock outstanding immediately prior to the execution of the Investment Agreement prior to stockholder approval). The prior written consent of the holders of a majority of the Preferred Stock is required to, among other things, (i) amend or modify our charter, by-laws or the certificate of designations governing the Preferred Stock that would adversely affect the Preferred Stock or (ii) amend our debt agreements to, among other things, adversely affect our ability to pay dividends on the Preferred Stock, subject to certain exceptions.

The conversion price of the Preferred Stock is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar event. Adjustments to the conversion price could dilute the ownership interest of our common stockholders. In addition, holders of the Preferred Stock have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders, before any payment may be made to holders of shares of common stock, an amount equal to the greater of (a) 100% of the liquidation preference thereof plus all accrued and unpaid dividends or (b) the amount that such holder would have been entitled to receive upon our liquidation, dissolution and winding up if all outstanding shares of Preferred Stock had been converted into common stock immediately prior to such liquidation, dissolution or winding up, without regard to any of the limitations on conversion or convertibility.

Furthermore, the holders of the Preferred Stock will have certain redemption rights, including upon certain change of control events involving us, which, if exercised, could require us to repurchase all of the outstanding Preferred Stock for cash at the original purchase price of the Preferred Stock plus all accrued and unpaid dividends thereon. Our obligations to pay regular dividends to the holders of the Preferred Stock or any required repurchase of the outstanding Preferred Stock could impact our liquidity and reduce the amount of cash available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of the Preferred Stock and our common stockholders.

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

The CD&R Stockholder holds a significant equity interest in our business and may exercise significant influence over us, including through the influence of its two directors on our board of directors, and its interests as a preferred equity holder may diverge from, or even conflict with, the interests of our other common stockholders.

As of September 30, 2021, the CD&R Stockholder beneficially owns shares of our common stock and Preferred Stock, which, taken together on an as-converted basis, represent approximately 30.2% of our total voting power. As a result, the CD&R Stockholder may have the indirect ability to significantly influence our policies and operations. In addition, under the Investment Agreement, the CD&R Stockholder is entitled to appoint up to two directors to our board of directors. Both Nathan K. Sleeper and Philip W. Knisely, partners at CD&R, currently serve as directors for the Company. Notwithstanding that all directors are subject to fiduciary duties to us and to applicable law, the interests of the directors designated by the CD&R Stockholder may differ from the interests of our other directors or common stockholders as a whole. With such representation on our board of directors, the CD&R Stockholder has influence over the appointment of management and any action requiring the vote of our board of directors, including significant corporate action such as mergers and sales of substantially all of our assets. The directors controlled by the CD&R Stockholder may also be able to influence decisions affecting our capital structure, including decisions to issue additional capital stock and incur additional debt. Additionally, for so long as the CD&R Stockholder owns Preferred Stock, certain matters will require the approval of the CD&R Stockholder, including: (1) amendments or modifications to our charter, by-laws or the certificate of designations governing the Preferred Stock that would adversely affect the Preferred Stock, (2) authorization, creation, increase in the authorized amount of, or issuance of any class or series of senior or parity equity securities or any security convertible into, shares of senior or parity equity securities (but not junior securities), (3) any increase or decrease in the authorized number of preferred shares or the issuance of additional shares of Preferred Stock, (4) amendments to our debt agreements that would, among other things, adversely affect our ability to pay dividends on the Preferred Stock, subject to certain exceptions, and (5) the liquidation, dissolution or filing of a voluntary petition for bankruptcy or receivership. The CD&R Stockholder and its affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business. In addition, the CD&R Stockholder may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its overall equity investment and have a negative impact to our common stockholders as a whole. Furthermore, the CD&R Stockholder may, in the future, own businesses that directly or indirectly compete with us. The CD&R Stockholder may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. The CD&R Stockholder and its affiliates have also made investments in businesses that historically were, and remain, our suppliers and customers, and may in the future invest in businesses that are our suppliers and customers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of September 30, 2021, we leased 428 branch facilities and 8 non-branch facilities throughout the United States and Canada. These leased facilities range in size from approximately 2,000 to 260,000 square feet. In addition, as of September 30, 2021, we owned 18 branch facilities. These owned facilities range in size from approximately 11,500 square feet to 68,000 square feet. We believe that our properties are in good operating condition and adequately serve our current business operations.

The following table summarizes the locations of our branches and facilities as of September 30, 2021:

		Non-Branch
Location	Branches	Facilities
U.S. State
Alabama	7
Alaska	1
Arizona	5
Arkansas	4
California	35
Colorado	14
Connecticut	5	1
Delaware	3
Florida	27
Georgia	12
Hawaii	3
Idaho	2
Illinois	13
Indiana	7
Iowa	3
Kansas	4
Kentucky	5
Louisiana	8
Maine	4
Maryland	17	1
Massachusetts	12
Michigan	10
Minnesota	5	1
Mississippi	2
Missouri	8
Montana	1
Nebraska	6
Nevada	2
New Hampshire	3
New Jersey	19	1
New Mexico	1
New York	16
North Carolina	18	1
North Dakota	2
Ohio	10
Oklahoma	2
Oregon	7
Pennsylvania	31
Rhode Island	1
South Carolina	9
South Dakota	1
Tennessee	7
Texas	29	1
Utah	5
Vermont	1
Virginia	14	1
Washington	16	1
West Virginia	4
Wisconsin	4
Wyoming	2
Total — United States	427	8

Canadian Province
Alberta	3
British Columbia	3

Nova Scotia	1
Ontario	6
Quebec	5
Saskatchewan	1
Total — Canada	19	-

Total — All	446	8

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits and other proceedings concerning matters arising from conducting our business, including routine legal proceedings arising in the normal course of business. These proceedings may also include actions brought against us with respect to corporate matters and transactions in which we were involved. There can be no assurance as to the ultimate outcome of a legal proceeding; however, we have generally denied, or believe we have meritorious defenses and will deny, liability in all significant litigation pending against us and intend to vigorously defend each case, other than matters deemed appropriate for settlement. We accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Select Market (the “Nasdaq”) under the symbol “BECN”. As of November 8, 2021, there were 64 registered holders of record of our common stock.

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

The following graph compares the cumulative total stockholder return on Beacon Roofing Supply, Inc.’s common stock (based on market prices) for the last five fiscal years with the cumulative total return on (i) the Nasdaq Index and (ii) the S&P 1500 Trading Companies & Distributors Index, assuming a hypothetical $100 investment in each on September 30, 2016 and the re-investment of all dividends. The closing price of our common stock on September 30, 2021, was $47.76.

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
$0
9/30/16
9/30/17
9/30/18
9/30/19
9/30/20
9/30/21
Beacon Roofing Supply, Inc.
Nasdaq Index
S&P 1500 Trading Companies & Distributors Index

	Base	INDEXED RETURNS
	Period	Years Ended September 30,
Company / Index	9/30/2016	2017	2018	2019	2020	2021
Beacon Roofing Supply, Inc.	100	121.82	86.02	79.70	73.85	113.53
Nasdaq Index	100	123.68	154.82	155.63	219.37	285.75
S&P 1500 Trading Companies & Distributors Index	100	113.68	156.63	143.73	177.70	244.04

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. All references to “2021,” “2020” and “2019”are referring to the twelve-month period ended September 30 for each of those respective fiscal years. This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2020. The following discussion may contain forward-looking statements that reflect our plans and expectation. Our actual results could differ materially from those anticipated by these forward-looking statements due to the factors discussed elsewhere in this Annual Report on Form 10-K, particularly in the “Risk Factors” section. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

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

On February 10, 2021, we completed the sale of our interior products and insulation businesses (“Interior Products”) to Foundation Building Materials Holding Company LLC for approximately $850 million in cash (subject to a working capital and certain other adjustments as set forth in the Purchase Agreement). As of September 30, 2021, the adjusted purchase price for Interior Products was $842.7 million. We used the proceeds from the divestiture of our Interior Products business to reduce net debt leverage and strengthen our balance sheet, which provides us the financial flexibility to pursue strategic growth initiatives in our core exterior products business. Beginning with the condensed consolidated financial statements for the three months ended December 31, 2020, we have reflected Interior Products as discontinued operations for all periods presented. Unless otherwise noted, amounts and disclosures relate to our continuing operations. For additional information, see Note 3 in the Notes to Consolidated Financial Statements.

On January 15, 2020, we announced the rebranding of our exterior products branches with the trade name “Beacon Building Products” (the “Rebranding”). The new name, and a related logo, were adopted at substantially all of our exterior products branches.

As of September 30, 2021, we operated 446 branches throughout all 50 states in the U.S. and six provinces in Canada. We offer one of the most extensive assortments of high-quality branded products in the industry, with over 100,000 SKUs available across our branch network.

We serve over 80,000 customers by promptly providing the products they require, allowing our customers to deliver on the project specifications and timelines that are critical to their success. Our customer base is composed of professional contractors, home builders, building owners, lumberyards and retailers across the United States and Canada who depend on reliable local access to building products for residential and non-residential projects. Our customers vary in size, ranging from relatively small contractors to large contractors and builders that operate on a national scale.

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

We provide the most complete digital offering in building products distribution and continue to expand our capabilities. Beacon PRO+ is our proprietary digital account management suite which allows customers to manage their business with us online, and Beacon 3D+ is our roofing estimating tool for our residential customers. These platforms help our customers save time, work more efficiently and grow their businesses. We believe customer relations and our employees’ extensive industry knowledge are vital to promote customer loyalty and maintain customer satisfaction. We invest significant resources in professional development, management skills, product knowledge, and operational proficiency. These capabilities were developed on a foundation of continuous improvement, thereby driving our service excellence, productivity and efficiency.

Our history has been strongly influenced by significant acquisition-driven growth, highlighted by the acquisitions of Allied Building Products Corp. (“Allied”) for $2.88 billion in 2018 (the “Allied Acquisition”) and Roofing Supply Group, LLC for $1.17 billion in 2016. These strategic acquisitions expanded our geographic footprint, enhanced our market presence, and diversified our product offerings. The scale we have achieved from our expansion efforts serves as a competitive advantage, allowing us to use our assets more efficiently, and control our expenses to drive operating leverage.

We have also pursued and finalized numerous smaller acquisitions in key markets to complement the expansion of our geographic footprint, such as our recently announced acquisition of Midway Sales & Distributing, Inc., a leading Midwest distributor of residential and commercial exterior building and roofing supplies with 10 branches across Kansas, Missouri and Nebraska and annual sales of approximately $130 million.

We will continue to pursue strategic acquisitions to grow our business, and we remain heavily focused on improving our operations and continuing to identify additional opportunities for organic growth. Our recent highlights in these pursuits are demonstrated by the following results:

•
fiscal year 2021 organic daily sales growth of 12.7% compared to 2020;
•
eight new branch locations since the start of fiscal year 2020; and
•
significant improvements in labor cost efficiency and fleet utilization metrics as compared to historical levels, driven by strategic cost actions.

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

The exterior products industry experienced constrained supply chain dynamics in 2021. As a result, we experienced cost increases and, at times, a limited ability to purchase enough product to meet consumer demand. We have seen an increase in our short-cycle backlog metrics. Open orders, a measure of our backlog, ended the year significantly higher than the prior year-end. We took proactive measures to actively increase our inventory, price efficiently and deliver high-value solutions to our customers’ critical building material needs. These trends, caused in large part from global disruptions related to the COVID-19 pandemic, may persist in the near-term. As a leading distributor of essential building materials, we will continue to react quickly to market and supply chain developments and ensure high-quality service for our customers.

Results of Operations

The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in millions):

	Year Ended September 30,
	2021	2020	2019
Net sales	$6,642.0	$5,916.7	$5,996.1
Cost of products sold	4,884.3	4,496.2	4,568.5
Gross profit	1,757.7	1,420.5	1,427.6
Operating expense:
Selling, general and administrative	1,138.7	1,065.5	1,092.8
Depreciation	58.9	58.1	60.5
Amortization	103.3	261.9	142.9
Total operating expense	1,300.9	1,385.5	1,296.2
Income (loss) from operations	456.8	35.0	131.4
Interest expense, financing costs, and other	98.1	128.6	153.5
Loss on debt extinguishment	60.2	14.7	—
Income (loss) from continuing operations before income taxes	298.5	(108.3)	(22.1)
Provision for (benefit from) income taxes	77.3	(27.0)	(3.2)
Net income (loss) from continuing operations	221.2	(81.3)	(18.9)
Net income (loss) from discontinued operations	(266.7)	0.4	8.3
Net income (loss)	(45.5)	(80.9)	(10.6)
Dividends on Preferred Stock	24.0	24.0	24.0
Net income (loss) attributable to common stockholders	$(69.5)	$(104.9)	$(34.6)

	Year Ended September 30,
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of products sold	73.5%	76.0%	76.2%
Gross profit	26.5%	24.0%	23.8%
Operating expense:
Selling, general and administrative	17.1%	18.0%	18.2%
Depreciation	0.9%	1.0%	1.0%
Amortization	1.6%	4.4%	2.4%
Total operating expense	19.6%	23.4%	21.6%
Income (loss) from operations	6.9%	0.6%	2.2%
Interest expense, financing costs, and other	1.5%	2.2%	2.6%
Loss on debt extinguishment	0.9%	0.2%	0.0%
Income (loss) from continuing operations before income taxes	4.5%	(1.8%)	(0.4%)
Provision for (benefit from) income taxes	1.2%	(0.4%)	(0.1%)
Net income (loss) from continuing operations	3.3%	(1.4%)	(0.3%)
Net income (loss) from discontinued operations	(4.0%)	0.0%	0.1%
Net income (loss)	(0.7%)	(1.4%)	(0.2%)
Dividends on Preferred Stock	0.3%	0.4%	0.4%
Net income (loss) attributable to common stockholders	(1.0%)	(1.8%)	(0.6%)

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

As of September 30, 2021, we had a total of 446 branches in operation. All 446 branches were acquired prior to the start of fiscal year 2020 and therefore meet our existing market definition. As a result, operating results for existing markets are equal to consolidated operating results for all periods presented.

Comparison of the Years Ended September 30, 2021 and 2020

Net Sales

Net sales increased 12.3% to $6.64 billion in 2021, from $5.92 billion in 2020 despite one fewer selling day. The comparative increase in net sales was primarily influenced by strong demand for residential and complementary products across all regions and the benefit of pricing execution across all three lines of business.

Net sales by geographic region increased from 2020 to 2021 as follows: Northeast 16.3%; Mid-Atlantic 5.5%; Southeast 26.3%; Southwest 14.8%; Midwest 4.4%; West 8.9%; and Canada 24.1%.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below).

The following table summarizes net sales by line of business for the periods presented (in millions):

	Year Ended September 30,
	2021		2020		Change
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$3,516.2	53.0%	$3,079.4	52.1%	$436.8	14.2%
Non-residential roofing products	1,688.8	25.4%	1,616.8	27.3%	72.0	4.5%
Complementary building products	1,437.0	21.6%	1,220.5	20.6%	216.5	17.7%
Total net sales	$6,642.0	100.0%	$5,916.7	100.0%	$725.3	12.3%

Gross Profit

The following table summarizes gross profit and gross margin for the periods presented (in millions):

	Year Ended September 30,		Change[1]
	2021	2020	$	%
Gross profit	$1,757.7	$1,420.5	$337.2	23.7%
Gross margin	26.5%	24.0%	N/A	2.5%

__________________________________

1.
Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Gross margin was 26.5% in 2021, up 2.5 percentage points from 24.0% in 2020. The comparative increase in gross margin resulted from a weighted-average selling price increase of approximately 8-9%, partially offset by a weighted-average product cost increase of approximately 6-7%.

Operating Expense

The following table summarizes operating expense for the periods presented (in millions):

	Year Ended September 30,		Change[1]
	2021	2020	$	%
Selling, general, and administrative	$1,138.7	$1,065.5	$73.2	6.9%
Depreciation	58.9	58.1	0.8	1.4%
Amortization	103.3	261.9	(158.6)	(60.6%)
Total operating expense	$1,300.9	$1,385.5	$(84.6)	(6.1%)
% of net sales	19.6%	23.4%	N/A	(3.8%)

__________________________________

1.
Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense decreased 6.1% to $1.30 billion in 2021, from $1.39 billion in 2020. The comparative decrease in operating expense was mainly influenced by a $158.6 million decrease in amortization expense, which included the gross impact of accelerated amortization of $142.6 million related to the write-off of certain trade names in connection with the Rebranding in 2020. The decrease was partially offset by a $58.0 million increase in payroll and employee benefit costs, primarily due to the year-over-year increase in annual incentive expense in 2021, higher wages to support stronger demand, and the impact of certain temporary cost actions taken in 2020 in response to the COVID-19 pandemic.

Our focus on improving our cost structure has allowed us to identify opportunities for efficiencies across our business. While certain of our cost actions have been temporary in nature, we continue our efforts to improve our expense structure in order to produce permanent efficiency gains. Our selling, general and administrative expense as a percentage of net sales improved by 0.9 percentage points, driven by the combination of higher year-over-year sales, lower travel and entertainment expenses, and improved operating leverage from labor productivity initiatives.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $98.1 million in 2021, compared to $128.6 million in 2020. The decrease is primarily due to a $37.4 million decrease in interest expense resulting from decreased debt balances and a lower weighted-average interest rate on our outstanding debt. The decrease was partially offset by:

•
a $5.6 million settlement received in 2020 in connection with a class action lawsuit; and
•
a $5.3 million refund received in 2020 as the final true-up of the $164.0 million payment resulting from the 338(h)(10) election made in connection with the Allied Acquisition.

Income Taxes

Provision for (benefit from) income taxes was $77.3 million in 2021, compared to $(27.0) million in 2020. The comparative increase in income tax expense was primarily due to an increase in pretax book income in 2021. The effective tax rate was 25.9% in 2021, compared to 24.9% in 2020.

Net Income (Loss)/Net Income (Loss) Per Share

Net income (loss) from continuing operations was $221.2 million in 2021, compared to $(81.3) million in 2020. Net income (loss) from discontinued operations was $(266.7) million in 2021, compared to $0.4 million in 2020 (see Note 3 in the Notes to Consolidated Financial Statements for further discussion). Net income (loss) was $(45.5) million in 2021, compared to $(80.9) million in 2020. There were $24.0 million of dividends on Preferred Stock in both 2021 and 2020, making net income (loss) attributable to common stockholders $(69.5) million and $(104.9) million, respectively.

We calculate net income (loss) per share by dividing net income (loss), less dividends on Preferred Stock and adjustments for participating securities, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by utilizing the most dilutive result after applying and comparing the two-class method and if-converted method (see Note 5 in the Notes to Consolidated Financial Statements for further discussion).

The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Year Ended September 30,
	2021	2020
Numerator:
Net income (loss) from continuing operations	$221.2	$(81.3)
Dividends on Preferred Stock	(24.0)	(24.0)
Net income (loss) from continuing operations attributable to common stockholders - Basic	197.2	(105.3)
Add back: dividends on Preferred Stock[1]	24.0	—
Net income (loss) from continuing operations attributable to common stockholders - Diluted (if-converted and two-class method)	221.2	(105.3)

Net income (loss) from discontinued operations attributable to common stockholders - Basic and Diluted (if-converted and two-class method)	(266.7)	0.4

Net income (loss) attributable to common stockholders - Basic	$(69.5)	$(104.9)
Net income (loss) attributable to common stockholders - Diluted (if-converted and two-class method)	$(45.5)	$(104.9)

Denominator:
Weighted-average common shares outstanding - basic	69.7	68.8
Effect of common share equivalents	1.1	—
Effect of convertible Preferred Stock[1]	9.7	—
Weighted-average common shares outstanding - diluted	80.5	68.8

Net income (loss) per share:
Basic - Continuing operations	$2.83	$(1.53)
Basic - Discontinued operations	(3.83)	0.01
Basic net income (loss) per share	$(1.00)	$(1.52)

Diluted - Continuing operations	$2.75	$(1.53)
Diluted - Discontinued operations	(3.32)	0.01
Diluted net income (loss) per share (if-converted and two-class method)	$(0.57)	$(1.52)

____________________________

1.
The hypothetical conversion of the Preferred Stock became dilutive for the year ended September 30, 2021, primarily stemming from the significant income from continuing operations and offsetting loss from discontinued operations in 2021, and their combined effect on the Company’s calculation of diluted net income (loss) per share.

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
•
Restructuring costs. Represent costs stemming from headcount rationalization efforts; branch re-organization; certain rebranding costs; impact of the Interior Products divestiture; accrued estimated costs related to employee benefit plan withdrawals; and debt refinancing and extinguishment costs.
•
COVID-19 impacts. Represent costs directly related to the COVID-19 pandemic; and income tax provision (benefit) stemming from the revaluation of deferred tax assets and liabilities made in conjunction with our application of the CARES Act.
•
Effects of tax reform. Represents income tax provision (benefit) related to the Tax Cuts and Jobs Act of 2017.

The following table presents the impact and respective location of the adjusting items in our consolidated statements of operations for each of the periods indicated (in millions):

	Operating Expense		Non-Operating Expense
	SG&A1	Amortization	Interest Expense	Other (Income) Expense	Income Taxes[2]	Total
Year Ended September 30, 2021
Acquisition costs	$3.3	$101.1	$6.1	$—	$—	$110.5
Restructuring costs[3]	9.4	2.2	2.7	60.3	—	74.6
COVID-19 impacts	1.6	—	—	—	—	1.6
Total adjusting items	$14.3	$103.3	$8.8	$60.3	$—	$186.7
Year Ended September 30, 2020
Acquisition costs[4]	$9.6	$119.3	$8.0	$(5.1)	$—	$131.8
Restructuring costs[5]	2.3	142.6	3.6	21.5	—	170.0
COVID-19 impacts[6]	4.2	—	—	—	(0.7)	3.5
Total adjusting items	$16.1	$261.9	$11.6	$16.4	$(0.7)	$305.3
Year Ended September 30, 2019
Acquisition costs	$25.1	$142.9	$12.1	$—	$—	$180.1
Restructuring costs	4.1	—	—	3.3	—	7.4
Effects of tax reform	—	—	—	—	(0.5)	(0.5)
Total adjusting items	$29.2	$142.9	$12.1	$3.3	$(0.5)	$187.0

______________________________

1.
Selling, general and administrative expense (“SG&A”).
2.
For tax impact of adjusting items, see Adjusted Net Income (Loss) table below.
3.
Other (income) expense includes a loss on debt extinguishment of $60.2 million in connection with the write-off of debt issuance costs and payment of redemption premiums stemming from our refinancing transactions.
4.
Other (income) expense includes a net $5.1 million refund received as the final true-up of the $164.0 million payment resulting from the 338(h)(10) election made in connection with the Allied Acquisition.
5.
Amortization includes the impact of non-cash accelerated intangible asset amortization of $142.6 million related to the write-off of certain trade names in connection with the Rebranding. Other (income) expense includes a loss on debt extinguishment of $14.7 million in connection with the October 2019 debt refinancing.
6.
Income taxes consist of a tax benefit of $0.7 million stemming from the revaluation of deferred tax assets and liabilities made in conjunction with our application of the CARES Act.

Adjusted Operating Expense

The following table presents a reconciliation of operating expense, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Operating Expense for each of the periods indicated (in millions):

	Year Ended September 30,
	2021	2020	2019
Operating expense	$1,300.9	$1,385.5	$1,296.2
Acquisition costs	(104.4)	(128.9)	(168.0)
Restructuring costs	(11.6)	(144.9)	(4.1)
COVID-19 impacts	(1.6)	(4.2)	—
Adjusted Operating Expense	$1,183.3	$1,107.5	$1,124.1

Net sales	$6,642.0	$5,916.7	$5,996.1
Operating expense as % of net sales	19.6%	23.4%	21.6%
Adjusted Operating Expense as % of net sales	17.8%	18.7%	18.7%

Adjusted Net Income (Loss)

The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss) for each of the periods indicated (in millions):

	Year Ended September 30,
	2021	2020	2019
Net income (loss) from continuing operations	$221.2	$(81.3)	$(18.9)
Adjusting items:
Acquisition costs	110.5	131.8	180.1
Restructuring costs	74.6	170.0	7.4
COVID-19 impacts	1.6	3.5	—
Effects of tax reform	—	—	(0.5)
Total adjusting items	186.7	305.3	187.0
Less: tax impact of adjusting items[1]	(47.8)	(78.2)	(47.7)
Total adjustments, net of tax	138.9	227.1	139.3
Adjusted Net Income (Loss)	$360.1	$145.8	$120.4

Net sales	$6,642.0	$5,916.7	$5,996.1
Net income (loss) as % of sales	3.3%	(1.4%)	(0.3%)
Adjusted Net Income (Loss) as % of sales	5.4%	2.5%	2.0%

______________________________

1.
Amounts represent tax impact on adjustments that are not included in our income tax provision (benefit) for the periods presented. The effective tax rate applied to these adjustments is calculated by using forecasted adjusted pre-tax income while factoring in estimated discrete tax adjustments for the fiscal year. The tax impact of adjustments for the years ended September 30, 2021, 2020 and 2019 were calculated using a blended effective tax rate of 25.6%, 25.6% and 25.5%, respectively.

Adjusted EBITDA

The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in millions):

	Year Ended September 30,
	2021	2020	2019
Net income (loss) from continuing operations	$221.2	$(81.3)	$(18.9)
Interest expense, net	101.0	138.4	154.0
Income taxes	77.3	(27.0)	(3.2)
Depreciation and amortization	162.2	320.0	203.4
Stock-based compensation	18.4	16.0	15.3
Acquisition costs[1]	3.3	4.5	25.1
Restructuring costs[1]	69.7	23.8	7.4
COVID-19 impacts[1]	1.6	4.2	—
Adjusted EBITDA	$654.7	$398.6	$383.1

Net sales	$6,642.0	$5,916.7	$5,996.1
Net income (loss) as % of net sales	3.3%	(1.4%)	(0.3%)
Adjusted EBITDA as % of net sales	9.9%	6.7%	6.4%

______________________________

1.
Amounts represent adjusting items included in selling, general, and administrative expense and other income (expense); remaining adjusting item balances are embedded within the other line item balances reported in this table.

Seasonality and Quarterly Fluctuations

The demand for building materials is closely correlated to both seasonal changes and unpredictable weather patterns, therefore demand fluctuations are expected.

In general, sales and net income are highest during our first, third and fourth fiscal quarters, which represent the peak months of construction and re-roofing. Conversely, we have historically experienced low net income levels or net losses during the second fiscal quarter, when winter construction cycles and cold weather patterns have an adverse impact on our customers’ ability to conduct their business.

Our balance sheet fluctuates throughout the year, driven by similar seasonal trends. We generally experience an increase in inventory and peak cash usage in the second and third fiscal quarters of the year, driven primarily by increased purchasing that is necessary to meet the rise in demand for our products during the warmer months. Accounts receivable, accounts payable, and cash collections are generally at their highest during the third and fourth fiscal quarters of the year, when sales are typically at their peak.

At times, we experience fluctuations in our financial performance that are driven by factors outside of our control, including the impact that severe weather events and unusual weather patterns may have on the timing and magnitude of demand and material availability.

In addition, the impact of the COVID-19 pandemic has caused, and may continue to cause, fluctuations in our financial results and working capital that are not aligned with the seasonality we generally experience.

Impact of Inflation

As a distributor, inflation has the potential to impact both the cost of products we deliver and various inputs into the operations of our distribution network. We have historically been successful in passing on the product-related cost increases from our suppliers to our customers in a timely manner. In 2021, we were able to successfully offset significant product cost increases with higher selling prices. We also endeavor to offset any non-product inflation in our operations such as such as fuel, wages and rent with annual productivity improvements.

There was no significant inflationary pressure in 2020. There was moderate product inflation from our suppliers in 2019, and we were able to mostly offset higher product costs with increased selling prices.

Liquidity

Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration available borrowings and the seasonal nature of our business.

Our principal sources of liquidity as of September 30, 2021 were our cash and cash equivalents of $260.0 million and our available borrowings of approximately $1.28 billion under our asset-based revolving lines of credit.

Significant factors which could affect future liquidity include the following:

•
the adequacy of available bank lines of credit;
•
the ability to attract long-term capital with satisfactory terms;
•
cash flows generated from operating activities;
•
working capital management;
•
acquisitions; and
•
capital expenditures.

Our primary capital needs are for working capital obligations and other general corporate purposes, including acquisitions and capital expenditures. Our primary sources of working capital are cash from operations and bank borrowings. We have financed large acquisitions through increased bank borrowings and the issuance of long-term debt and common or preferred stock. We then repay any such borrowings with cash flows from operations or subsequent financings. We have funded most of our capital expenditures with cash on hand, increased bank borrowings, or equipment financing, and then reduced those obligations with cash flows from operations. We may explore additional or replacement financing sources in order to bolster liquidity and strengthen our capital structure. For a schedule of lease payments over the next five years and thereafter, see Note 11 in the Notes to Consolidated Financial Statements. For a schedule of principal payments for all outstanding financing arrangements over the next five years and thereafter, see Note 10 in the Notes to Consolidated Financial Statements.

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

The following table summarizes our cash flows for the periods indicated (in millions):

	Year Ended September 30,
	2021	2020	2019
Net cash provided by (used in) operating activities	$78.0	$479.3	$212.7
Net cash provided by (used in) investing activities	773.9	(39.0)	(211.7)
Net cash provided by (used in) financing activities	(1,216.0)	112.2	(58.8)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.2)	0.2
Net increase (decrease) in cash and cash equivalents	$(364.6)	$552.3	$(57.6)

Operating Activities

Net cash provided by operating activities was $78.0 million in 2021, compared to $479.3 million in 2020. Cash from operations decreased $401.3 million due to an incremental cash outflow of $520.7 million stemming from changes to our net working capital, mainly driven by increases in inventories and accounts receivable and a decrease in accounts payable, partially offset by an increase in net income after adjustments for non-cash items of $119.4 million. Operating cash flows provided by (used in) discontinued operations for the years ended September 30, 2021 and 2020 were $(28.2) million and $84.9 million, respectively.

Investing Activities

Net cash provided by investing activities was $773.9 million in 2021, compared to net cash used in investing activities of $39.0 million in 2020. The $812.9 million increase in investing cash flows was primarily due to proceeds from the sale of Interior Products. Investing cash flows provided by (used in) discontinued operations for the years ended September 30, 2021 and 2020 were $(2.5) million and $(7.5) million, respectively.

Financing Activities

Net cash used in financing activities was $1.22 billion in 2021, compared to net cash provided by financing activities of $112.2 million in 2020. The financing cash flow decrease of $1.33 billion was primarily due to a $425.0 million decrease in net borrowings under our revolving lines of credit over the comparative periods and a $970.3 million decrease in net borrowings under our senior notes.

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

As our business is seasonal in certain geographic regions, our customers’ businesses are also seasonal. Sales are lowest in the winter months and our past due accounts receivable balance as a percentage of total receivables generally increases during this time. Throughout the year, we closely monitor our receivables and record estimated reserves based upon our judgment of specific customer situations, aging of accounts, our historical write-offs of uncollectible accounts, and expected future circumstances that may impact collectability.

Our divisional credit offices are staffed to manage and monitor our receivable aging balances and our systems allow us to enforce pre-determined credit approval levels and properly leverage new business. The credit pre-approval process denotes the maximum credit that each level of management can approve, with the highest credit amount requiring approval by our CEO and CFO. There are daily communications with branch and field staff. Our divisional offices conduct periodic reviews with their branch managers, various regional management staff and the Chief Credit Officer. Depending on the state of the respective division’s receivables, these reviews can be weekly, bi-weekly or monthly. Additionally, the divisions are required to submit a monthly receivable forecast to the Chief Credit Officer. On a monthly basis, the Chief Credit Officer reviews and discusses these forecasts, as well as a prior month recap, with members of our executive management team.

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

Capital Resources

In May 2021, we entered into a series of financing arrangements to refinance certain debt instruments to take advantage of lower market interest rates (the “2021 Debt Refinancing”). Upon completion of the 2021 Debt Refinancing, the weighted-average interest rate on our outstanding debt was 3.11% as of September 30, 2021, down from 4.21% as of March 31, 2021.

As of September 30, 2021 we had access to the following financing arrangements:

•
the 2026 U.S. Revolver, an asset-based revolving line of credit in the United States, in an amount up to $1.25 billion;
•
the 2026 Canada Revolver, an asset-based revolving line of credit in Canada, in an amount up to $50.0 million;
•
the 2028 Term Loan with an outstanding balance of $981.7 million; and
•
two separate senior note instruments, including the 2029 Senior Notes and 2026 Senior Notes, with an outstanding balance of $346.2 million and $296.6 million, respectively.

See Note 10 in the Notes to Consolidated Financial Statements for additional information on our current financing arrangements and the 2021 Debt Refinancing.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with U.S. GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•
Inventories (including vendor rebates)
•
Goodwill and indefinite-lived intangibles

Inventories (Including Vendor Rebates)

Inventories, consisting substantially of finished goods, are valued at the lower of cost or market (net realizable value). Cost is determined using the moving weighted-average cost method.

Our arrangements with vendors typically provide for rebates after we make a special purchase and/or monthly, quarterly and/or annual rebates of a specified amount of consideration payable when a number of measures have been achieved. Annual rebates are generally related to a specified cumulative level of purchases on a calendar-year basis. We account for such rebates as a reduction of the inventory value until the product is sold, at which time such rebates reduce cost of products sold in the consolidated statements of operations. Throughout the year, we estimate the amount of the periodic rebates based upon the expected level of purchases. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels. Amounts due from vendors under these arrangements are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets.

Goodwill and Indefinite-Lived Intangibles

On an annual basis and at interim periods when circumstances require, we test the recoverability of our goodwill and indefinite-lived intangible assets and review for indicators of impairment. Examples of such indicators include a significant change in the business climate, unexpected competition, loss of key personnel or a decline in our market capitalization below net book value.

We perform impairment assessments at the reporting unit level, which is defined as an operating segment or one level below an operating segment, also known as a component. We currently have three components which we evaluate for aggregation by examining the distribution methods, sales mix, and operating results of each component to determine if these characteristics will be sustained over a long-term basis. For purposes of this evaluation, we expect components to exhibit similar economic characteristics 3-5 years after events such as an acquisition within our core roofing business or management/business restructuring. Components that exhibit similar economic characteristics are subsequently aggregated into a single reporting unit. Based on our most recent impairment assessment performed as of August 31, 2021, it was determined that all components exhibited similar economic characteristics, and therefore should be aggregated into a single reporting unit (collectively, the “Reporting Unit”).

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

Based on our most recent impairment assessment performed as of August 31, 2021, we concluded that it was more likely than not that the fair value of the goodwill and indefinite-lived intangible assets exceeded their net carrying amount, therefore the quantitative two-step impairment test was not required. Our total market capitalization exceeded carrying value by approximately 112% as of August 31, 2021. We did not identify any macroeconomic, industry conditions or cost-related factors that would indicate it is more likely than not that the fair value of the reporting unit was less than its carrying value.

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

As of September 30, 2021, net of unamortized debt issuance costs, we had outstanding borrowings of $981.7 million under our term loan, $642.8 million under our respective senior notes, and zero under our asset-based revolving lines of credit. Borrowings under our asset-based revolving lines of credit and term loan incur interest on a floating rate basis while borrowings under our senior notes incur interest on a fixed rate basis. As of September 30, 2021, our weighted-average effective interest rate on debt instruments with variable rates was 2.3%. Based on our analysis, the financial impact of a hypothetical 10% interest rate fluctuation in effect as of September 30, 2021 would be immaterial.

In fiscal year 2019, we took advantage of interest rate cuts and executed two interest rate swaps to hedge against our interest rate risk related to the floating rate of our 2025 Term Loan. The swaps are for three- and five-year terms, and each hedge against $250 million for a total of $500 million. As part of the 2021 Debt Refinancing, we refinanced the 2025 Term Loan, resulting in the issuance of the 2028 Term Loan; the two interest rate swaps were designed and executed such that they continue to hedge against a total notional amount of $500 million related to the refinanced 2028 Term Loan. The swaps are “pay-fixed/receive-floating” instruments with fixed rates of 1.499% and 1.489% for the three- and five-year swaps, respectively. The swaps are designed to hedge against the interest rate risk that the floating rate on our term loan, up-to the hedged amounts of $250 million each, will exceed 1.499% and 1.489% within three- and five-years, respectively. The interest rate swaps are designated as cash flow hedges and as such, changes in the fair value of the swap instruments are recorded as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. As of September 30, 2021, the fair value of the 3-year and 5-year swaps, net of tax, were $2.4 million and $5.3 million, respectively, both in favor of the counterparty.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate fluctuations for net sales generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 3.3% of our net sales in 2021 were derived from sales to customers in Canada. This business is primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect net sales, net income and cash flows. A 10% fluctuation of foreign currency exchange rates would not have a material impact on our results of operations or cash flows; therefore, we currently do not enter into financial instruments to manage this minimal foreign currency exchange risk.

Commodity Price Risk

The Company is exposed to changes in prices of commodities used in its operations, primarily associated with energy, such as crude oil, and raw materials, such as asphalt and lumber. We generally manage the risk of changes in commodity prices that impact our costs by seeking to pass commodity-related inflation on to our customers. We may enter into derivative financial instruments to mitigate the potential impact of commodity price fluctuations on our results of operations or cash flows. As of September 30, 2021 we had no such derivative financial instruments in place.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEACON ROOFING SUPPLY, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Beacon Roofing Supply, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beacon Roofing Supply, Inc. (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 19, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Vendor Rebates
Description of the Matter

As disclosed in Note 2, the Company’s arrangements with vendors typically provide for rebates as inventory purchases are made. A vendor rebate receivable and a corresponding reduction to inventory are recorded at the point in which inventory is purchased, and a reduction in cost of products sold is recognized at the point the related inventory is sold. The Company had $289.5 million of vendor rebate receivables as of September 30, 2021 (see Note 7), of which a portion related to rebates earned under cumulative annual calendar-year vendor rebate agreements. The annual calendar-year vendor rebate agreements provide for rebates only after the Company makes annual purchases of a specified amount. The Company updates its estimates of annual calendar-year purchases each reporting period in order to estimate the cumulative rebates earned under annual calendar-year vendor agreements.

Auditing rebates earned under cumulative annual calendar-year vendor agreements is especially challenging due to the judgment required by management to estimate the vendor rebates earned during the year, as the projected full year rebate rate is applied to inventory purchased and sold during the year. This estimate has a significant effect on the amount of cost of products sold recognized during the year.

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

Tysons, Virginia

November 19, 2021

BEACON ROOFING SUPPLY, INC.

Consolidated Balance Sheets

(In millions, except per share amounts)

	September 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$260.0	$624.6
Accounts receivable, less allowance of $16.3 and $17.9 as of September 30, 2021 and 2020, respectively	978.3	885.2
Inventories, net	1,084.5	871.4
Prepaid expenses and other current assets	345.9	351.8
Current assets held for sale	—	243.8
Total current assets	2,668.7	2,976.8
Property and equipment, net	236.6	207.8
Goodwill	1,760.9	1,756.1
Intangibles, net	414.8	518.0
Operating lease assets	399.2	376.2
Deferred income taxes, net	64.5	—
Other assets, net	9.8	2.1
Non-current assets held for sale	—	1,120.5
Total assets	$5,554.5	$6,957.5

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$812.9	$885.8
Accrued expenses	546.7	507.3
Current operating lease liabilities	88.5	84.0
Current finance lease liabilities	5.0	2.4
Current portions of long-term debt/obligations	10.0	12.3
Current liabilities held for sale	—	139.4
Total current liabilities	1,463.1	1,631.2
Borrowings under revolving lines of credit, net	—	251.1
Long-term debt, net	1,614.5	2,494.2
Deferred income taxes, net	0.7	71.8
Non-current operating lease liabilities	311.3	290.5
Non-current finance lease liabilities	22.9	5.2
Non-current liabilities held for sale	—	53.4
Total liabilities	3,412.5	4,797.4
Commitments and contingencies (Note 12)
Convertible Preferred Stock; $0.01 par value; aggregate liquidation preference $400.0; 0.4 shares authorized, issued and outstanding as of September 30, 2021 and 2020 (Note 5)	399.2	399.2
Stockholders' equity:
Common stock (voting); $0.01 par value; 100.0 shares authorized; 70.1 and 69.0 shares issued and outstanding as of September 30, 2021 and 2020, respectively	0.7	0.7
Undesignated preferred stock; 5.0 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	1,145.0	1,100.6
Retained earnings	620.5	694.3
Accumulated other comprehensive income (loss)	(23.4)	(34.7)
Total stockholders' equity	1,742.8	1,760.9
Total liabilities and stockholders' equity	$5,554.5	$6,957.5

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Operations

(In millions, except per share amounts)

	Year Ended September 30,
	2021	2020	2019
Net sales	$6,642.0	$5,916.7	$5,996.1
Cost of products sold	4,884.3	4,496.2	4,568.5
Gross profit	1,757.7	1,420.5	1,427.6
Operating expense:
Selling, general and administrative	1,138.7	1,065.5	1,092.8
Depreciation	58.9	58.1	60.5
Amortization	103.3	261.9	142.9
Total operating expense	1,300.9	1,385.5	1,296.2
Income (loss) from operations	456.8	35.0	131.4
Interest expense, financing costs, and other	98.1	128.6	153.5
Loss on debt extinguishment	60.2	14.7	—
Income (loss) from continuing operations before income taxes	298.5	(108.3)	(22.1)
Provision for (benefit from) income taxes	77.3	(27.0)	(3.2)
Net income (loss) from continuing operations	221.2	(81.3)	(18.9)
Net income (loss) from discontinued operations[1]	(266.7)	0.4	8.3
Net income (loss)	(45.5)	(80.9)	(10.6)
Dividends on Preferred Stock	24.0	24.0	24.0
Net income (loss) attributable to common stockholders	$(69.5)	$(104.9)	$(34.6)

Weighted-average common stock outstanding[2]:
Basic	69.7	68.8	68.4
Diluted	80.5	68.8	68.4

Net income (loss) per share[2]:
Basic - Continuing operations	$2.83	$(1.53)	$(0.63)
Basic - Discontinued operations	(3.83)	0.01	0.12
Basic net income (loss) per share	$(1.00)	$(1.52)	$(0.51)

Diluted - Continuing operations	$2.75	$(1.53)	$(0.63)
Diluted - Discontinued operations	(3.32)	0.01	0.12
Diluted net income (loss) per share	$(0.57)	$(1.52)	$(0.51)

1.
See Note 3 for detailed calculations and further discussion.
2.
See Note 5 for detailed calculations and further discussion.

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Comprehensive Income

(In millions)

	Year Ended September 30,
	2021	2020	2019
Net income (loss)	$(45.5)	$(80.9)	$(10.6)
Other comprehensive income (loss):
Foreign currency translation adjustment	4.0	(0.7)	(1.7)
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	7.3	(13.4)	(1.6)
Total other comprehensive income (loss)	11.3	(14.1)	(3.3)
Comprehensive income (loss)	$(34.2)	$(95.0)	$(13.9)

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Stockholders’ Equity

(In millions)

	Common Stock			Retained
	Shares	Amount	APIC[1]	Earnings	AOCI[2]	Total
Balance as of September 30, 2018	68.1	$0.7	$1,067.0	$833.8	$(17.3)	$1,884.2
Issuance of common stock, net of shares withheld for taxes	0.5	—	(0.4)	—	—	(0.4)
Stock-based compensation	—	—	16.4	—	—	16.4
Other comprehensive income (loss)	—	—	—	—	(3.3)	(3.3)
Net income (loss)	—	—	—	(10.6)	—	(10.6)
Dividends on Preferred Stock	—	—	—	(24.0)	—	(24.0)
Balance as of September 30, 2019	68.6	$0.7	$1,083.0	$799.2	$(20.6)	$1,862.3
Issuance of common stock, net of shares withheld for taxes	0.4	—	0.4	—	—	0.4
Stock-based compensation	—	—	17.2	—	—	17.2
Other comprehensive income (loss)	—	—	—	—	(14.1)	(14.1)
Net income (loss)	—	—	—	(80.9)	—	(80.9)
Dividends on Preferred Stock	—	—	—	(24.0)	—	(24.0)
Balance as of September 30, 2020	69.0	$0.7	$1,100.6	$694.3	$(34.7)	$1,760.9
Adoption of ASU 2016-13	—	—	—	(4.3)	—	(4.3)
Issuance of common stock, net of shares withheld for taxes	1.1	—	21.8	—	—	21.8
Stock-based compensation	—	—	22.6	—	—	22.6
Other comprehensive income (loss)	—	—	—	—	11.3	11.3
Net income (loss)	—	—	—	(45.5)	—	(45.5)
Dividends on Preferred Stock	—	—	—	(24.0)	—	(24.0)
Balance as of September 30, 2021	70.1	$0.7	$1,145.0	$620.5	$(23.4)	$1,742.8

____________________________________

1.
Additional Paid-in Capital (“APIC”).
2.
Accumulated Other Comprehensive Income (Loss) ("AOCI").

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Consolidated Statements of Cash Flows1

(In millions)

	Year Ended September 30,
	2021	2020	2019
Operating Activities
Net income (loss)	$(45.5)	$(80.9)	$(10.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	175.2	391.1	277.8
Stock-based compensation	22.6	17.2	16.4
Certain interest expense and other financing costs	8.7	11.5	12.1
Beneficial lease amortization	—	—	2.3
Loss on debt extinguishment	60.2	14.7	—
Gain on sale of fixed assets and other	(3.8)	(3.5)	(3.8)
Deferred income taxes	(139.2)	(25.6)	(2.6)
Loss on sale of Interior Products[2]	360.6	—	—
338(h)(10) election refund	—	(5.1)	—
Changes in operating assets and liabilities:
Accounts receivable	(81.3)	78.4	(18.5)
Inventories	(225.0)	73.4	(82.8)
Prepaid expenses and other current assets	9.6	(73.6)	(70.8)
Accounts payable and accrued expenses	(56.0)	72.2	92.1
Other assets and liabilities	(8.1)	9.5	1.1
Net cash provided by (used in) operating activities	78.0	479.3	212.7

Investing Activities
Purchases of property and equipment	(66.5)	(48.5)	(57.0)
Acquisition of businesses, net	—	5.1	(164.0)
Proceeds from sale of Interior Products[2]	836.0	—	—
Proceeds from the sale of assets	4.4	4.4	9.3
Net cash provided by (used in) investing activities	773.9	(39.0)	(211.7)

Financing Activities
Borrowings under revolving lines of credit	252.3	2,038.0	2,100.1
Payments under revolving lines of credit	(509.3)	(1,870.0)	(2,114.0)
Borrowings under term loan	1,000.0	—	—
Payments under term loan	(948.3)	(9.7)	(9.7)
Borrowings under senior notes	350.0	300.0	—
Payment under senior notes	(1,300.0)	(309.6)	—
Payment of debt issuance costs	(20.3)	(4.3)	(0.8)
Payment of call premium	(31.7)	—	—
Payments under equipment financing facilities and finance leases	(6.5)	(8.6)	(10.0)
Payment of dividends on Preferred Stock	(24.0)	(24.0)	(24.0)
Proceeds from issuance of common stock related to equity awards	26.3	3.3	3.3
Payment of taxes related to net share settlement of equity awards	(4.5)	(2.9)	(3.7)
Net cash provided by (used in) financing activities	(1,216.0)	112.2	(58.8)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.2)	0.2

Net increase (decrease) in cash and cash equivalents	(364.6)	552.3	(57.6)
Cash and cash equivalents, beginning of period	624.6	72.3	129.9
Cash and cash equivalents, end of period	$260.0	$624.6	$72.3

Supplemental Cash Flow Information
Operating cash flows provided by (used in) discontinued operations	$(28.2)	$84.9	$12.9
Investing cash flows provided by (used in) discontinued operations	$(2.5)	$(7.5)	$(7.6)
Cash paid during the period for:
Interest	$120.0	$130.3	$146.4
Income taxes paid (received), net of refunds[3]	$85.2	$(5.4)	$(8.5)

______________________________

1.
Unless otherwise noted, amounts include both continuing and discontinued operations.
2.
See Note 3 for additional information.
3.
Year ended September 30, 2021 amount includes $63.3 million related to the Interior Products divestiture.

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

On February 10, 2021, the Company completed the sale of its interior products and insulation businesses (“Interior Products”) to Foundation Building Materials Holding Company LLC (“FBM”), pursuant to that certain Equity Purchase Agreement, dated as of December 20, 2020 (the “Purchase Agreement”), by and between the Company and ASP Sailor Acquisition Corp. (“ASP”), for approximately $850 million in cash (subject to a working capital and certain other adjustments as set forth in the Purchase Agreement). As of September 30, 2021, the adjusted purchase price for Interior Products was $842.7 million. On January 29, 2021, ASP assigned the Purchase Agreement to FBM. Unless otherwise noted, the Company has reflected Interior Products as discontinued operations for all periods presented. For additional information, see Notes 2 and 3.

On January 15, 2020, the Company announced the rebranding of its exterior products branches with the trade name “Beacon Building Products” (the “Rebranding”). The new name, and a related logo, were adopted at substantially all of Beacon’s exterior products branches.

The Company operates its business under regional and local trade names and services customers in all 50 states throughout the U.S. and six provinces in Canada. The Company’s material subsidiaries are Beacon Sales Acquisition, Inc. and Beacon Roofing Supply Canada Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions have been eliminated. Beginning with the condensed consolidated financial statements for the three months ended December 31, 2020, the Company has reflected Interior Products as discontinued operations for all periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to the Company's continuing operations. Certain prior period amounts have been reclassified to conform to current period presentation.

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

Fiscal Year

Beacon uses a fiscal reporting calendar which begins on October 1 and ends on September 30. The fiscal years presented are the years ended September 30, 2021 (“2021”), September 30, 2020 (“2020”), and September 30, 2019 (“2019”). Each of the Company’s fiscal quarters ends on the last day of the calendar month.

As announced on August 17, 2021, the Company will change its fiscal year end from September 30 to December 31, which will be effective beginning January 1, 2022, for the year ending December 31, 2022. The Company plans to file a transition report on Form 10‑QT for the transition period from October 1, 2021, to December 31, 2021. This change better aligns the Company’s financial reporting calendar with many of its industry peers and provides internal benefits by shifting the timing of the budgeting, physical inventory, and performance review cycles away from the Company’s busiest time of year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents also include unsettled credit card transactions. Cash equivalents are composed of money market funds which invest primarily in commercial paper or bonds with a rating of A-1 or better, and bank certificates of deposit.

Accounts Receivable

Accounts receivable are derived from unpaid invoiced amounts and are recorded at their net realizable value. The allowance for doubtful accounts is calculated based on actual historical write-offs and current economic factors and represents the Company’s best estimate of its credit exposure. Each month the Company reviews its receivables on a customer-by-customer basis and any balances that are deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s accounts receivable are primarily from customers in the building industry located in the United States and Canada, and no single customer represented at least 10% of the Company’s revenue during the year ended September 30, 2021 or accounts receivable as of September 30, 2021.

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

Inventories (Including Vendor Rebates)

Inventories, consisting substantially of finished goods, are valued at the lower of cost or market (net realizable value). Cost is determined using the moving weighted-average cost method.

The Company’s arrangements with vendors typically provide for rebates after it makes a special purchase and/or monthly, quarterly and/or annual rebates of a specified amount of consideration payable when a number of measures have been achieved. Annual rebates are generally related to a specified cumulative level of purchases on a calendar-year basis. The Company accounts for such rebates as a reduction of the inventory value until the product is sold, at which time such rebates reduce cost of products sold in the consolidated statements of operations. Throughout the year, the Company estimates the amount of the periodic rebates based upon the expected level of purchases. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels. Amounts due from vendors under these arrangements are included in “prepaid expenses and other current assets” in the accompanying consolidated balance sheets.

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

Goodwill and Indefinite-Lived Intangibles

On an annual basis and at interim periods when circumstances require, the Company tests the recoverability of its goodwill and indefinite-lived intangible assets and reviews for indicators of impairment. Examples of such indicators include a significant change in the business climate, unexpected competition, loss of key personnel or a decline in the Company’s market capitalization below the Company’s net book value.

The Company performs impairment assessments at the reporting unit level, which is defined as an operating segment or one level below an operating segment, also known as a component. The Company currently has three components which it evaluates for aggregation by examining the distribution methods, sales mix, and operating results of each component to determine if these characteristics will be sustained over a long-term basis. For purposes of this evaluation, the Company expects its components to exhibit similar economic characteristics 3-5 years after events such as an acquisition within the Company’s core roofing business or management/business restructuring. Components that exhibit similar economic characteristics are subsequently aggregated into a single reporting unit. Based on the Company’s most recent impairment assessment performed as of August 31, 2021, it was determined that all of the Company’s components exhibited similar economic characteristics, and therefore should be aggregated into a single reporting unit (collectively, the “Reporting Unit”).

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

Based on the Company’s most recent qualitative impairment assessment performed as of August 31, 2021, the Company concluded that there were no indicators of impairment, and that therefore it was more likely than not that the fair value of the goodwill and indefinite-lived intangible assets exceeded their net carrying amount, and therefore the quantitative two-step impairment test was not required.

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

Financial Derivatives

The Company has entered into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-rate and floating-rate debt. The swap agreements are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The Company's derivative instruments are designated as cash flow hedges, for which the Company records changes in their fair value, net of tax, in other comprehensive income.

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

Leases

The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes and insurance. Certain of the leases provide for escalating rents over the lives of the leases, and rent expense is recognized over the terms of those leases on a straight-line basis. The real estate leases expire between 2021 and 2038.

In addition, the Company leases equipment such as trucks and forklifts. Equipment leases are accounted for as either operating or finance leases. The equipment leases expire between 2021 and 2028.

The Company determines if an arrangement is a lease at inception. Operating and finance lease assets and liabilities are included within the consolidated balance sheets, with finance lease assets included in property and equipment, net.

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

Lease assets include any prepaid lease payments and lease incentives. The Company’s lease terms include periods under options to extend or terminate the lease when it is reasonably certain that those options will be exercised. The Company generally uses the base, non-cancelable lease term when determining the lease assets and liabilities. Operating lease expense is recognized on a straight-line basis over the lease term. For finance leases, the lease asset is depreciated over the lease term and interest expense is recorded using the effective interest method.

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

Recent Accounting Pronouncements—Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes – Simplifying the Accounting for Income Taxes.” This guidance is intended to simplify the accounting for income taxes by removing certain exceptions, clarifying existing guidance and improving consistent application of the guidance. The Company early adopted this standard for the year ended September 30, 2021. The adoption of the standard did not have a material impact on the Company’s financial statements and related disclosures.

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

Recent Accounting Pronouncements—Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, “Business Combinations – Accounting for Contract Assets and Contact Liabilities from Contracts with Customers.” The guidance is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. The guidance requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606 as if they had originated the contracts, as opposed to at fair value on the acquisition date. The standard will be effective for business combinations that occur after January 1, 2023. Early adoption is permitted. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

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

3. Discontinued Operations

On February 10, 2021, the Company completed the sale of Interior Products to FBM pursuant to the Purchase Agreement for approximately $850 million in cash (subject to a working capital and certain other adjustments as set forth in the Purchase Agreement). As of September 30, 2021, the adjusted purchase price for Interior Products was $842.7 million.

The Company completed this divestiture of net assets previously acquired as part of the Allied Acquisition in 2018 (see Note 5 for additional information) to reduce net leverage, strengthen its balance sheet, enhance leadership focus, and provide the financial flexibility to pursue strategic growth initiatives in its core exteriors business.

The following table reconciles major line items constituting pretax income (loss) from discontinued operations to net income (loss) from discontinued operations as presented in the consolidated statements of operations (in millions):

	Year Ended September 30,
	2021	2020	2019
Net sales	$357.9	$1,027.2	$1,109.1
Cost of products sold	(264.2)	(748.5)	(800.1)
Selling, general and administrative	(79.1)	(207.5)	(218.2)
Depreciation and amortization	(13.0)	(71.1)	(74.4)
Other income (loss)	0.1	0.5	(5.1)
Loss on sale	(360.6)	—	—
Pretax income (loss) from discontinued operations	(358.9)	0.6	11.3
Provision for (benefit from) income taxes	(92.2)	0.2	3.0
Net income (loss) from discontinued operations	$(266.7)	$0.4	$8.3

The loss on sale of $360.6 million for the year ended September 30, 2021 was calculated by comparing the purchase price (as adjusted) to the carrying value of the net assets of Interior Products as of February 10, 2021, the closing date of the sale. As Interior Products represented a component of the Company’s single reporting unit, the carrying value of the net assets of Interior Products included an allocation of $730.9 million of the Company’s consolidated goodwill balance. The Company allocated consolidated goodwill based on the relative fair value of the component, which was determined using the purchase price (as adjusted) of Interior Products and the market capitalization of the Company as of February 10, 2021. The net result of this allocation attributed a higher amount of goodwill than that which was directly associated with the Interior Products portion of the Allied Acquisition, thereby having a significant influence on the loss on the Interior Products divestiture transaction. The loss on sale reflects the finalized transaction costs and net working capital adjustment.

The following table reconciles the carrying amounts of major classes of assets and liabilities of discontinued operations to total assets and liabilities of discontinued operations that were classified as held for sale in the consolidated balance sheets (in millions):

September 30,
2020[1]
Carrying amounts of major classes of assets held for sale:
Accounts receivable, net	$144.1
Inventories, net	73.2
Prepaid expenses and other current assets	26.5
Total current assets	243.8
Property and equipment, net	35.9
Goodwill	734.3
Intangibles, net	283.2
Operating lease assets	67.1
Total non-current assets	1,120.5
Total assets held for sale	$1,364.3

Carrying amounts of major classes of liabilities held for sale:
Accounts payable	$68.8
Accrued expenses	54.1
Current operating lease liabilities	16.5
Total current liabilities	139.4
Non-current operating lease liabilities	49.9
Other long-term liabilities	3.5
Total non-current liabilities	53.4
Total liabilities held for sale	$192.8

___________________________

1.
Amounts reflect balances that were recast as a result of the Interior Products divestiture. There were no assets or liabilities held for sale as of September 30, 2021.

4. Net Sales

The following table presents the Company’s net sales by line of business and geography for each period presented (in millions):

	U.S.	Canada	Total
Year Ended September 30, 2021
Residential roofing products	$3,443.4	$72.8	$3,516.2
Non-residential roofing products	1,551.7	137.1	1,688.8
Complementary building products	1,426.5	10.5	1,437.0
Total net sales	$6,421.6	$220.4	$6,642.0

Year Ended September 30, 2020
Residential roofing products	$3,023.0	$56.4	$3,079.4
Non-residential roofing products	1,504.6	112.2	1,616.8
Complementary building products	1,211.5	9.0	1,220.5
Total net sales	$5,739.1	$177.6	$5,916.7

Year Ended September 30, 2019
Residential roofing products	$2,779.7	$56.4	$2,836.1
Non-residential roofing products	1,437.1	122.4	1,559.5
Complementary building products	1,592.6	7.9	1,600.5
Total net sales	$5,809.4	$186.7	$5,996.1

5. Net Income (Loss) Per Share

The following table presents the components and calculations of basic and diluted net income (loss) per share for each period presented (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Year Ended September 30,
	2021	2020	2019
Numerator:
Net income (loss) from continuing operations	$221.2	$(81.3)	$(18.9)
Dividends on Preferred Stock	(24.0)	(24.0)	(24.0)
Net income (loss) from continuing operations attributable to common stockholders - Basic	197.2	(105.3)	(42.9)
Add back: dividends on Preferred Stock[1]	24.0	—	—
Net income (loss) from continuing operations attributable to common stockholders - Diluted	221.2	(105.3)	(42.9)

Net income (loss) from discontinued operations attributable to common stockholders - Basic and Diluted	(266.7)	0.4	8.3

Net income (loss) attributable to common stockholders - Basic	$(69.5)	$(104.9)	$(34.6)
Net income (loss) attributable to common stockholders - Diluted	$(45.5)	$(104.9)	$(34.6)

Denominator:
Weighted-average common shares outstanding - basic	69.7	68.8	68.4
Effect of common share equivalents	1.1	—	—
Effect of convertible Preferred Stock[1]	9.7	—	—
Weighted-average common shares outstanding - diluted	80.5	68.8	68.4

Net income (loss) per share:
Basic - Continuing operations	$2.83	$(1.53)	$(0.63)
Basic - Discontinued operations	(3.83)	0.01	0.12
Basic net income (loss) per share	$(1.00)	$(1.52)	$(0.51)

Diluted - Continuing operations	$2.75	$(1.53)	$(0.63)
Diluted - Discontinued operations	(3.32)	0.01	0.12
Diluted net income (loss) per share	$(0.57)	$(1.52)	$(0.51)

____________________________

1.
The hypothetical conversion of the Preferred Stock became dilutive for the year ended September 30, 2021, primarily stemming from the significant income from continuing operations and offsetting loss from discontinued operations in 2021, and their combined effect on the Company’s calculation of diluted net income (loss) per share.

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per share because the effect was either anti-dilutive or the requisite performance conditions were not met (in millions):

	Year Ended September 30,
	2021	2020	2019
Stock options	0.5	2.0	1.3
Restricted stock units	—	0.3	0.1
Preferred Stock	—	9.7	9.7

In connection with the acquisition of Allied Building Products Corp. (“Allied”) on January 2, 2018 (the “Allied Acquisition”), the Company completed the sale of 400,000 shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with an aggregate liquidation preference of $400.0 million, at a purchase price of $1,000 per share, to CD&R Boulder Holdings, L.P. The Preferred Stock is convertible perpetual participating preferred stock of the Company, and conversion of the Preferred Stock into $0.01 par value shares of the Company’s common stock will be at a conversion price of $41.26 per share (or 9,694,619 shares of common stock). The Preferred Stock accumulates dividends at a rate of 6.0% per annum (payable in cash or in-kind, subject to certain conditions). The Preferred Stock is not mandatorily redeemable; therefore, it is classified as mezzanine equity in the Company’s consolidated balance sheets. Holders of Preferred Stock participate in dividends on an as-converted basis when declared on common shares. As a result, Preferred Stock is classified as a participating security and thereby requires the allocation of net income (but not net loss) that would have otherwise been available to common stockholders when calculating net income (loss) per share.

6. Stock-based Compensation

On December 23, 2019, the Board of Directors of the Company approved the Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan (the “2014 Plan”). On February 11, 2020, the stockholders of the Company approved an additional 4,850,000 shares to be reserved for issuance under the 2014 Plan. The 2014 Plan, which was originally approved by the stockholders on February 12, 2014, provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights to selected employees and non-employee directors. The 2014 Plan mandates that all lapsed, forfeited, expired, terminated, cancelled and withheld shares, including those from the predecessor plan, be returned to the 2014 Plan and made available for issuance. As of September 30, 2021, there were 5,335,879 shares of common stock available for issuance. The 2014 Plan is the only plan maintained by the Company pursuant to which equity awards are granted.

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

The fair values of the options granted for the year ended September 30, 2021 were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended September 30,
	2021	2020	2019
Risk-free interest rate	0.44%	1.61%	2.86%
Expected volatility	48.15%	34.26%	29.68%
Expected life (in years)	5.36	5.26	5.22
Dividend yield	—	—	—

The following table summarizes all stock option activity for the periods presented (in millions, except per share amounts and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of September 30, 2020	2.5	$33.09	5.9	$6.9
Granted	0.3	35.78
Exercised	(0.9)	29.88
Canceled/Forfeited	(0.1)	40.32
Expired	(0.0)	15.47
Balance as of September 30, 2021	1.8	$34.88	5.8	$24.9
Vested and expected to vest after September 30, 2021	1.8	$34.89	5.8	$24.5
Exercisable as of September 30, 2021	1.1	$36.35	4.5	$14.5

________________________________________

1.
Aggregate intrinsic value represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.

During the years ended September 30, 2021, 2020, and 2019, the Company recorded stock-based compensation expense related to stock options of $4.4 million, $4.1 million, and $3.9 million, respectively. As of September 30, 2021, there was $4.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years.

The following table summarizes additional information on stock options for the periods presented (in millions, except per share amounts):

	Year Ended September 30,
	2021	2020	2019
Weighted-average fair value of stock options granted	$15.62	$10.35	$8.91
Total grant date fair value of stock options vested	$5.6	$4.3	$3.9
Total intrinsic value of stock options exercised	$15.7	$2.1	$2.8

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

The following table summarizes all restricted stock unit activity for the periods presented (in millions, except per share amounts):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of September 30, 2020	1.2	$33.55
Granted	0.4	38.18
Released	(0.4)	41.50
Canceled/Forfeited	(0.2)	29.87
Balance as of September 30, 2021	1.0	$33.76
Vested and expected to vest after September 30, 2021[1]	1.1	$33.91

_________________________________________

1.
As of September 30, 2021, outstanding PSUs were expected to vest at greater than 100% of their original grant amount.

During the years ended September 30, 2021, 2020, and 2019, the Company recorded stock-based compensation expense related to RSUs of $14.0 million, $11.9 million, and $11.4 million, respectively. As of September 30, 2021, there was $15.3 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes additional information on RSUs for the period presented (in millions, except per share amounts):

	Year Ended September 30,
	2021	2020	2019
Weighted-average fair value of RSUs granted	$38.18	$31.81	$28.02
Total grant date fair value of RSUs vested	$16.5	$14.4	$16.1
Total intrinsic value of RSUs released	$15.2	$9.8	$11.5

7. Prepaid Expenses and Other Current Assets

The following table summarizes the significant components of prepaid expenses and other current assets (in millions):

	September 30,
	2021	2020
Vendor rebates	$289.5	$306.2
Other	56.4	45.6
Total prepaid expenses and other current assets	$345.9	$351.8

8. Property and Equipment

The following table provides a detailed breakout of property and equipment, by type (in millions):

	September 30,
	2021	2020
Land and buildings	$85.9	$76.5
Equipment	417.3	397.3
Furniture and fixtures	58.9	42.1
Finance lease assets	29.0	9.7
Total property and equipment	591.1	525.6
Accumulated depreciation	(354.5)	(317.8)
Total property and equipment, net	$236.6	$207.8

Depreciation expense for the years ended September 30, 2021, 2020, and 2019 was $58.9 million, $58.1 million, and $60.5 million, respectively.

9. Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill during the years ended September 30, 2021 and 2020, respectively (in millions):

Balance as of September 30, 2019	$1,756.3
Translation and other adjustments	(0.2)
Balance as of September 30, 2020	$1,756.1
Translation and other adjustments	4.8
Balance as of September 30, 2021	$1,760.9

The changes in the carrying amount of goodwill for the year ended September 30, 2021 were driven primarily by final purchase price adjustments related to the divestiture of Interior Products.

Intangible Assets

The following table summarizes intangible assets by category (in millions, except time period amounts):

	September 30,		Weighted- Average Remaining Life[1]
	2021	2020	(Years)
Amortizable intangible assets:
Non-compete agreements	$0.2	$0.2	0.7
Customer relationships	1,076.2	1,085.5	15.4
Beneficial lease arrangements	—	3.7	—
Total amortizable intangible assets	1,076.4	1,089.4
Accumulated amortization	(671.4)	(581.2)
Total amortizable intangible assets, net	$405.0	$508.2
Indefinite-lived trademarks	9.8	9.8
Total intangibles, net	$414.8	$518.0

___________________________________________

1.
As of September 30, 2021.

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

For the years ended September 30, 2021, 2020, and 2019, the Company recorded $103.3 million, $261.9 million, and $142.9 million, respectively, of amortization expense relating to the above-listed intangible assets. The intangible asset lives range from 5 to 20 years and the weighted-average remaining life was 15.4 years as of September 30, 2021.

The following table summarizes the estimated future amortization expense for intangible assets (in millions):

Year Ending September 30,
2022	$82.1
2023	66.2
2024	53.1
2025	42.8
2026	34.5
Thereafter	126.3
Total future amortization expense	$405.0

10. Financing Arrangements

The following table summarizes all outstanding debt (presented net of unamortized debt issuance costs) and other financing arrangements from the respective periods presented (in millions):

	September 30,
	2021	2020
Revolving Lines of Credit
2023 ABL:
2023 U.S. Revolver[1]	$—	$251.1
2026 ABL:
2026 U.S. Revolver	—	—
2026 Canada Revolver	—	—
Current portion	—	—
Borrowings under revolving lines of credit, net	$—	$251.1

Long-term Debt, net
Term Loan:
2025 Term Loan[2]	$—	$922.3
2028 Term Loan[3]	981.7	—
Current portion	(10.0)	(9.7)
Long-term borrowings under term loan	971.7	912.6
Senior Notes:
2025 Senior Notes[4]	—	1,285.7
2026 Senior Notes[5]	296.6	295.9
2029 Senior Notes[6]	346.2	—
Current portion	—	—
Long-term borrowings under senior notes	642.8	1,581.6
Long-term debt, net	$1,614.5	$2,494.2

Equipment Financing Facilities, net
Equipment financing facilities[7]	$—	$2.6
Current portion	—	(2.6)
Long-term obligations under equipment financing, net	$—	$—

___________________________________________________

1.
Effective rate on borrowings of 1.89% as of September 30, 2020.
2.
Interest rate of 2.41% as of September 30, 2020.
3.
Interest rate of 2.33% as of September 30, 2021.
4.
Interest rate of 4.88 as of September 30, 2020.
5.
Interest rate of 4.50% for all periods presented.
6.
Interest rate of 4.125% as of September 30, 2021.
7.
Fixed interest rates ranging from 2.33% to 2.89% as of September 30, 2020.

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

As of September 30, 2021, the outstanding balance on the 2029 Senior Notes, net of $3.8 million of unamortized debt issuance costs, was $346.2 million.

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

The 2026 ABL contains a springing financial covenant that requires a minimum 1.00 : 1.00 Fixed Charge Coverage Ratio (consolidated EBITDA less capital expenditures to fixed charges, each as defined in the 2026 ABL credit agreement) as of the end of each fiscal quarter (in each case, calculated on a trailing four fiscal quarter basis). The covenant would become operative if the Company failed to maintain a specified minimum amount of availability to borrow under the 2026 ABL, which was not applicable to the Company as of September 30, 2021.

In addition, the New Senior Secured Credit Facilities and the 2029 Senior Notes are subject to negative covenants that, among other things and subject to certain exceptions, limit the Company’s ability and the ability of its restricted subsidiaries to: (i) incur indebtedness (including guarantee obligations); (ii) incur liens; (iii) engage in mergers or other fundamental changes; (iv) dispose of certain property or assets; (v) make certain payments, dividends or other distributions; (vi) make certain acquisitions, investments, loans and advances; (vii) prepay certain indebtedness; (viii) change the nature of their business; (ix) engage in certain transactions with affiliates; (x) engage in sale-leaseback transactions; and (xi) enter into certain other restrictive agreements. The 2026 ABL is secured by a first priority lien over substantially all of the Company’s and each guarantor’s accounts and other receivables, chattel paper, deposit accounts (excluding any such account containing identifiable proceeds of Term Priority Collateral (as defined below)), inventory, and, to the extent related to the foregoing and other ABL Priority Collateral, general intangibles (excluding equity interests in any subsidiary of the Company and all intellectual property), instruments, investment property (but not equity interests in any subsidiary of the Company), commercial tort claims, letters of credit, supporting obligations and letter of credit rights, together with all books, records and documents related to, and all proceeds and products of, the foregoing, subject to certain customary exceptions (the “ABL Priority Collateral”), and a second priority lien over substantially all of the Company’s and each guarantor’s other assets, including all of the equity interests of any subsidiary held by the Company or any guarantor, subject to certain customary exceptions (the “Term Priority Collateral”). Beacon Sales Acquisition, Inc., a Delaware corporation and subsidiary of the Company, is a U.S. Borrower under the 2026 ABL and Beacon Roofing Supply Canada Company, an unlimited liability company organized under the laws of Nova Scotia and subsidiary of the Company, is a Canadian borrower under the 2026 ABL. The 2026 ABL is fully and unconditionally guaranteed, on a joint and several basis, by the Company’s active United States subsidiaries.

As of September 30, 2021, there was no balance outstanding on the 2026 ABL and there was $7.7 million of unamortized debt issuance costs included in the consolidated balance sheets in other assets, net. The Company also had outstanding standby letters of credit related to the 2026 U.S. Revolver in the amount of $12.5 million as of September 30, 2021.

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

As of September 30, 2021, the outstanding balance on the 2028 Term Loan, net of $15.8 million of unamortized debt issuance costs, was $981.7 million.

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

The intent of the transaction was to take advantage of lower market interest rates by refinancing the then-existing 6.375% Senior Notes due 2023 (the “2023 Senior Notes”) with the 2026 Senior Notes. The Company accounted for the refinance as a debt extinguishment of the 2023 Senior Notes and an issuance of the 2026 Senior Notes. As a result, the Company recorded a loss on debt extinguishment of $14.7 million in the year ended September 30, 2020. The Company has capitalized debt issuance costs of $4.7 million related to the 2026 Senior Notes, which are being amortized over the term of the financing arrangements.

As of September 30, 2021, the outstanding balance on the 2026 Senior Notes, net of $3.4 million of unamortized debt issuance costs, was $296.6 million.

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

2025 Term Loan

On January 2, 2018, the Company entered into a $970.0 million term loan with Citibank N.A., and a syndicate of other lenders. The 2025 Term Loan required quarterly principal payments in the amount of $2.4 million, with the remaining outstanding principal to be paid on its original maturity date of January 2, 2025. The interest rate was based, at the Company’s option, on a base rate, plus an applicable margin, or a reserve adjusted LIBOR rate, plus an applicable margin. The applicable margin was 1.25% per annum with respect to base rate borrowings and 2.25% per annum with respect to LIBOR borrowings. The Company had the option of selecting a LIBOR period that determined the rate at which interest would accrue, as well as the period in which interest payments were made. In February 2021, the Company made an additional principal payment of $423.9 million and wrote off $9.5 million of related debt issuance costs, which is reflected in the loss on extinguishment in the consolidated statement of operations. On May 19, 2021, in conjunction with the 2021 Debt Refinancing, the Company paid the remaining $517.0 million balance of the 2025 Term Loan and wrote off $1.1 million of related debt issuance costs.

2025 Senior Notes

On October 25, 2017, Beacon Escrow Corporation, a wholly owned subsidiary of the Company, completed a private offering of $1.30 billion aggregate principal amount of 4.875% Senior Notes due 2025 at an issue price of 100.000%. The 2025 Senior Notes were subsequently assumed by the Company. The 2025 Senior Notes had a coupon rate of 4.875% per annum and were payable semi-annually in arrears, beginning May 1, 2018. There were early payment provisions in the indenture under which the Company would be subject to redemption premiums. On May 19, 2021, in conjunction with the 2021 Debt Refinancing, the Company redeemed all $1.30 billion aggregate principal amount outstanding of the 2025 Senior Notes at a redemption price of 102.438% plus accrued interest and wrote off $12.5 million of related unamortized debt issuance costs.

Other Information

The following table presents annual principal payments for all outstanding financing arrangements for each of the next five years and thereafter (in millions):

Year Ending September 30,	2026 ABL	2028 Term Loan	Senior Notes[1]	Total
2022	$—	$10.0	$—	$10.0
2023	—	10.0	—	10.0
2024	—	10.0	—	10.0
2025	—	10.0	—	10.0
2026	—	10.0	—	10.0
Thereafter	—	947.5	650.0	1,597.5
Total debt	—	997.5	650.0	1,647.5
Unamortized debt issuance costs	—	(15.8)	(7.2)	(23.0)
Total debt, net	$—	$981.7	$642.8	$1,624.5

__________________________________

1.
Represent principal amounts for 2026 Senior Notes and 2029 Senior Notes.

Under the terms of the 2026 ABL, the 2028 Term Loan, the 2026 Senior Notes and the 2029 Senior Notes, the Company is limited in making certain restricted payments, including dividends on its common stock. Based on the provisions in the respective debt agreements and given the Company’s intention to not pay common stock dividends in the foreseeable future, the Company does not believe that the restrictions are significant.

11. Leases

The following table summarizes components of lease costs recognized in the consolidated statements of operations (in millions; amounts include both continuing and discontinued operations):

	Year Ended September 30,
	2021	2020
Operating lease costs	$106.1	$104.5
Finance lease costs:
Amortization of right-of-use assets	5.2	4.4
Interest on lease obligations	0.5	0.1
Variable lease costs	9.2	8.6
Total lease costs	$121.0	$117.6

The following table presents supplemental cash flow information related to the Company's leases (in millions):

	Year Ended September 30,
	2021	2020
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$106.3	$118.7
Operating cash flows from finance leases	$0.5	$0.2
Financing cash flows from finance leases	$4.0	$4.3
Right-of-use assets obtained in exchange for new finance lease liabilities	$29.1	$6.2
Right-of-use assets obtained in exchange for new operating lease liabilities	$55.4	$26.0

As of September 30, 2021, the Company’s operating leases had a weighted-average remaining lease term of 5.9 years and a weighted-average discount rate of 3.57%, and the Company’s finance leases had a weighted-average remaining lease term of 5.4 years and a weighted-average discount rate of 3.41%. The following table summarizes future lease payments as of September 30, 2021 (in millions):

Year Ending September 30,	Operating Leases	Finance Leases
2022	$100.9	$5.8
2023	87.8	5.8
2024	74.3	5.8
2025	52.3	5.8
2026	39.0	4.8
Thereafter	88.5	2.3
Total future lease payments	442.8	30.3
Imputed interest	(43.0)	(2.4)
Total lease liabilities	$399.8	$27.9

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

The following table summarizes the components of and changes in accumulated other comprehensive loss (in millions):

	Foreign	Derivative
	Currency Translation	Financial Instruments	AOCI
Balance as of September 30, 2018	$(17.3)	$—	$(17.3)
Other comprehensive income (loss) before reclassifications	(1.7)	(1.6)	(3.3)
Reclassifications out of other comprehensive income (loss)	—	—	—
Balance as of September 30, 2019	$(19.0)	$(1.6)	$(20.6)
Other comprehensive income (loss) before reclassifications	(0.7)	(13.4)	(14.1)
Reclassifications out of other comprehensive income (loss)	—	—	—
Balance as of September 30, 2020	$(19.7)	$(15.0)	$(34.7)
Other comprehensive income (loss) before reclassifications	4.0	7.3	11.3
Reclassifications out of other comprehensive income (loss)	—	—	—
Balance as of September 30, 2021	$(15.7)	$(7.7)	$(23.4)

Gains (losses) on derivative instruments are recognized in the consolidated statements of operations in interest expense, financing costs, and other.

14. Income Taxes

The Company recorded a provision for (benefit from) income taxes of $77.3 million, $(27.0) million and $(3.2) million for the years ended September 30, 2021, 2020 and 2019, respectively.

The following table summarizes the components of the income tax provision (benefit) (in millions):

	Year Ended September 30,
	2021	2020	2019
Current:
Federal[1]	$28.4	$(1.5)	$(2.5)
Foreign	3.6	1.4	0.6
State	13.3	0.5	1.0
Total current taxes	45.3	0.4	(0.9)

Deferred:
Federal	27.6	(21.0)	(1.4)
Foreign	0.1	0.2	—
State	4.3	(6.6)	(0.9)
Total deferred taxes	32.0	(27.4)	(2.3)

Provision for (benefit from) income taxes	$77.3	$(27.0)	$(3.2)

The following table is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the periods presented:

	Year Ended September 30,
	2021	2020	2019
U.S. federal income taxes at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.6%	4.1%	1.1%
Share-based payments	(0.3%)	(0.5%)	(1.9%)
Deferred tax asset/liability remeasurement[1]	0.0%	0.6%	0.0%
Repatriation transition tax[1]	0.0%	0.0%	2.1%
Non-deductible meals and entertainment	0.2%	(0.8%)	(6.4%)
Other	0.4%	0.5%	(1.4%)
Effective tax rate	25.9%	24.9%	14.5%

_____________________________

1.
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

	September 30,
	2021	2020
Deferred tax assets:
Deferred compensation	$9.0	$10.4
Allowance for doubtful accounts	5.6	5.2
Accrued vacation and other	15.1	9.0
Inventory valuation	15.0	12.7
Tax loss carryforwards[1]	0.8	3.1
Unrealized loss on financial derivatives	2.4	4.8
Lease liability	100.7	94.8
Excess tax over book depreciation and amortization	15.4	—
Total deferred tax assets	164.0	140.0

Deferred tax liabilities:
Excess tax over book depreciation and amortization	—	(115.3)
Lease right-of-use asset	(100.2)	(96.5)
Total deferred tax liabilities	(100.2)	(211.8)

Net deferred income tax assets (liabilities)	$63.8	$(71.8)

_____________________________

1.
Composed of net operating loss, foreign tax, and alternative minimum tax carryforwards.

The Company acquired $135.3 million of federal and state net operating loss (“NOL”) carryforwards as part of its acquisition of Roofing Supply Group, LLC in fiscal year 2016. For the year ended September 30, 2021, the Company utilized the remaining $25.4 million of federal NOLs.

The Company’s non-domestic subsidiary, Beacon Roofing Supply Canada Company (“BRSCC”), is treated as a controlled foreign corporation. BRSCC’s taxable income, which reflects all of the Company’s Canadian operations, is being taxed only in Canada and would generally be taxed in the United States only upon an actual or deemed distribution. The Company expects that BRSCC’s earnings will be indefinitely reinvested for the foreseeable future; therefore, no United States deferred tax asset or liability for the differences between the book basis and the tax basis of BRSCC has been recorded as of September 30, 2021. Under the Tax Cuts and Jobs Act enacted in December 2017, future distributions from foreign subsidiaries will generally be subject to a federal dividends received deduction in the U.S. Should the earnings be remitted as dividends, the Company may be subject to additional foreign withholding and state income taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.

As of September 30, 2021, the Company’s goodwill balance on its consolidated balance sheet was $1.76 billion, of which there remains an amortizable tax basis of $1.16 billion for income tax purposes.

As of September 30, 2021, there were no uncertain tax positions which, if recognized, would affect the Company’s effective tax rate. The Company’s accounting policy is to recognize any interest and penalties related to income tax matters in income tax expense in the consolidated statements of operations.

The Company has operations in 50 U.S. states and six provinces in Canada. The Company is currently under audit in certain state and local jurisdictions for various years. These audits may involve complex issues, which may require an extended period of time to resolve. Additional taxes are reasonably possible; however, the amounts cannot be estimated at this time or would not be significant. The Company is no longer subject to U.S. federal income tax examinations for any fiscal years ended on or before September 30, 2017. For the majority of states, the Company is also no longer subject to tax examinations for any fiscal years ended on or before September 30, 2017. In Canada, the Company is no longer subject to tax examinations for any fiscal years ended on or before September 30, 2017. For the Canadian provinces, the Company is no longer subject to tax examinations for any fiscal years ended on or before September 30, 2017.

15. Geographic Data

The following tables summarize certain geographic information for the periods presented (in millions):

	September 30,
	2021	2020
Long-lived assets:
U.S.	$641.3	$708.2
Canada	10.1	9.9
Total long-lived assets	$651.4	$718.1

16. Allowance for Doubtful Accounts

The following table summarizes changes in the valuation of the allowance for doubtful accounts (in millions):

	Year Ended September 30,
	2021	2020	2019
Beginning Balance	$17.9	$12.5	$16.7
Charged to Operations	9.7	17.6	9.4
Write-offs	(11.3)	(12.2)	(13.5)
Ending Balance	$16.3	$17.9	$12.5

17. Fair Value Measurement

As of September 30, 2021, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

As of September 30, 2021, based upon recent trading prices (Level 2), the fair value of the Company’s $300.0 million Senior Notes due in 2026 was $312.0 million and the fair value of the $350.0 million Senior Notes due in 2029 was $349.1 million.

As of September 30, 2021, the fair value of the Company’s term loan and revolving lines of credit approximated the amount outstanding. The Company estimates the fair value of its term loan and revolving lines of credit by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

18. Employee Benefit Plans

The Company maintains defined contribution plans covering all full-time employees of the Company who have 90 days of service and are at least 21 years old. An eligible employee may elect to make a before-tax contribution of between 1% and 100% of his or her compensation through payroll deductions, not to exceed the annual limit set by law. The Company currently matches the first 50% of participant contributions limited to 6% of a participant’s gross compensation (maximum Company match is 3%). The combined total expense for this plan and a similar plan for Canadian employees was $12.4 million, $12.1 million, and $11.7 million for the years ended September 30, 2021, 2020, and 2019, respectively.

The Company sponsors an external pension fund for certain of its foreign employees who belong to a local union. Pension contributions are made to government-sponsored social security pension plans in accordance with local legal requirements. Annual contributions were $0.7 million, $1.7 million, and $1.0 million for the years ended September 30, 2021, 2020, and 2019, respectively.

The Company also participates in multi-employer defined benefit plans for which it is not the sponsor. The aggregated expense for these plans was $2.1 million, $2.5 million, and $2.6 million for the years ended September 30, 2021, 2020, and 2019, respectively. Withdrawal from participation in one of these plans requires the Company to make a lump-sum contribution to the plan, and the Company’s withdrawal liability depends on the extent of the plan’s funding of vested benefits, among other factors.

19. Financial Derivatives

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings.

On September 11, 2019, the Company entered into two interest rate swap agreements to manage the interest rate risk associated with the variable rate on the 2025 Term Loan. Each swap agreement has a notional amount of $250.0 million. As part of the 2021 Debt Refinancing, Beacon refinanced the 2025 Term Loan, resulting in the issuance of the 2028 Term Loan; the two interest rate swaps were designed and executed such that they continue to hedge against a total notional amount of $500.0 million related to the refinanced 2028 Term Loan. One agreement (the “5-year swap”) will expire on August 30, 2024 and swaps the thirty-day LIBOR with a fixed-rate of 1.49%. The second agreement (the “3-year swap”) will expire on August 30, 2022 and swaps the thirty-day LIBOR with a fixed-rate of 1.50%. At the inception of the swap agreements, the Company determined that both swaps qualified for cash flow hedge accounting under ASC 815. Therefore, changes in the fair value of the swaps, net of taxes, will be recognized in other comprehensive income each period, then reclassified into the consolidated statements of operations as a component of interest expense, financing costs, and other in the period in which the hedged transaction affects earnings.

The effectiveness of the swaps are assessed qualitatively by the Company during the lives of the hedges by a) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and b) evaluating the ability of the counterparty to the hedges to honor their obligations under the hedges. The Company performed a qualitative analysis as of September 30, 2021 and concluded that the swap agreements continue to meet the requirements under ASC 815 to qualify for cash flow hedge accounting. As of September 30, 2021, the fair value of the 3-year and 5-year swaps, net of tax, were $2.4 million and $5.3 million, respectively, both in favor of the counterparty. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

The Company records any differences paid or received on its interest rate hedges to interest expense, financing costs and other. The following table summarizes the combined fair values, net of tax, of the interest rate derivative instruments (in millions):

		Assets/(Liabilities) as of
		September 30,
Instrument	Fair Value Hierarchy	2021	2020
Designated interest rate swaps[1]	Level 2	$(7.7)	$(15.0)

_______________________

1.
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

The following table summarizes the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (in millions):

	Year Ended September 30,
Instrument	2021	2020	2019
Designated interest rate swaps	$7.3	$(13.4)	$(1.6)

20. Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for 2021 and 2020 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends (in millions, except per share amounts):

	2021				2020
	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Net sales	$1,875.4	$1,872.1	$1,318.0	$1,576.5	$1,755.0	$1,549.3	$1,197.1	$1,415.3
% of fiscal year’s net sales	28.2%	28.2%	19.8%	23.7%	29.7%	26.2%	20.2%	23.9%

Gross profit	$507.8	$517.4	$332.8	$399.7	$441.3	$368.7	$270.4	$340.1
% of fiscal year’s gross profit	28.9%	29.4%	18.9%	22.7%	31.1%	26.0%	19.0%	23.9%

Net income (loss) from continuing operations	$104.5	$79.8	$(10.5)	$47.4	$68.2	$(4.1)	$(121.4)	$(24.0)
Net income (loss)	$104.8	$76.5	$(6.3)	$(220.5)	$71.9	$(6.8)	$(122.6)	$(23.4)
Net income (loss) attributable to common stockholders	$98.8	$70.5	$(12.3)	$(226.5)	$65.9	$(12.8)	$(128.6)	$(29.4)

Net income (loss) from continuing operations per share - basic	$1.23	$0.93	$(0.24)	$0.60	$0.79	$(0.14)	$(1.85)	$(0.44)
Net income (loss) per share - basic	$1.24	$0.89	$(0.18)	$(3.27)	$0.84	$(0.18)	$(1.87)	$(0.43)

Net income (loss) from continuing operations per share - diluted	$1.21	$0.91	$(0.24)	$0.59	$0.78	$(0.14)	$(1.85)	$(0.44)
Net income (loss) per share - diluted	$1.22	$0.87	$(0.18)	$(3.24)	$0.83	$(0.18)	$(1.87)	$(0.43)

21. Subsequent Events

On November 1, 2021, the Company announced the acquisition of Midway Sales & Distributing, Inc., a leading Midwest distributor of residential and commercial exterior building and roofing supplies with 10 branches across Kansas, Missouri and Nebraska and annual sales of approximately $130 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2021. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were (1) designed to ensure that material information relating to Beacon Roofing Supply, Inc., including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) designed to be effective, and were effective, in that they provide reasonable assurance of achieving their objectives, including that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of September 30, 2021, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our assessment, we believe that, as of September 30, 2021, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

Our Independent Registered Public Accounting Firm has issued a report on our internal control over financial reporting. This report appears below.

(b) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of

Beacon Roofing Supply, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Beacon Roofing Supply, Inc.’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Beacon Roofing Supply, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Beacon Roofing Supply, Inc. as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and our report dated November 19, 2021 expressed an unqualified opinion thereon.

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
November 19, 2021

(c) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

This part of our Form 10-K, which includes Items 10 through 14, is omitted because we will file our definitive proxy statement for our 2022 Annual Meeting of Stockholders pursuant to Regulation 14A with the SEC not later than 120 days after the close of our fiscal year-end, which proxy statement will include the information required by Items 10 through 14 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report:

•
Report of Independent Registered Public Accounting Firm
•
Consolidated Balance Sheets as September 30, 2021 and 2020
•
Consolidated Statements of Operations for the years ended September 30, 2021, 2020, and 2019
•
Consolidated Statements of Comprehensive Income for the years ended September 30, 2021, 2020, and 2019
•
Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2021, 2020, and 2019
•
Consolidated Statements of Cash Flows for the years ended September 30, 2021, 2020, and 2019
•
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Financial statement schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

(3) Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated as of August 24, 2017, by and among Beacon Roofing Supply, Inc., as Buyer, Oldcastle, Inc., as Parent, and Oldcastle Distribution, Inc., as Seller.	8-K	2.1	August 24, 2017
2.2	Equity Purchase Agreement, dated as of December 20, 2020, by and between Beacon Roofing Supply, Inc. and ASP Sailor Acquisition Corp.	8-K	2.1	December 21, 2020
3.1	Second Amended and Restated Certificate of Incorporation of Beacon Roofing Supply, Inc.	10-K	3.1	December 23, 2004
3.2	By-Laws of Beacon Roofing Supply, Inc. (effective August 11, 2021).	8-K	3.1	August 17, 2021
3.3	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Participating Preferred Stock of Beacon Roofing Supply, Inc.	8-K	3.1	January 5, 2018
4.1	Description of Common Stock	10-K	4.1	November 26, 2019
4.2	Indenture, dated as of October 9, 2019, by and among Beacon Roofing Supply, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent.	8-K	4.1	October 9, 2019
4.3	Form of 4.500% Senior Secured Notes due 2026 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.2).	8-K	4.2	October 9, 2019
4.4	Indenture, dated as of May 10, 2021, by and among Beacon Roofing Supply, Inc., the subsidiary guarantor party thereto, and U.S. Bank National Association, as trustee.	8-K	4.1	May 10, 2021
4.5	Form of 4.125% Senior Notes due 2029 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.4).	8-K	4.2	May 10, 2021
10.1	Amended and Restated Term Loan Credit Agreement, dated May 19, 2021, by and among Beacon Roofing Supply, Inc., as borrower, Citibank, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto.	8-K	10.1	May 21, 2021
10.2	Second Amended and Restated Credit Agreement, dated May 19, 2021, by and among Beacon Roofing Supply, Inc., as a guarantor, certain subsidiaries of Beacon Roofing Supply, Inc. party thereto as borrowers, and lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders.	8-K	10.2	May 21, 2021
10.3	Investment Agreement, dated as of August 24, 2017, by and among Beacon Roofing Supply, Inc., CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for purposes of Sections 4.13 and 4.14 thereof), including the form of Certificate of Designations and Registration Rights Agreement attached as Exhibits A and B thereto, respectively.	8-K	10.1	August 24, 2017
10.4	Letter Agreement, dated as of November 20, 2018, by and among Beacon Roofing Supply, Inc., CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for the purposes described therein)	8-K	10.1	November 21, 2018
10.5	Letter Agreement, dated February 13, 2019, by and among Beacon Roofing Supply, Inc., CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for the purposes described therein)	10-Q	10.1	May 8, 2019
10.6	Registration Rights Agreement, dated as of January 2, 2018, by and between Beacon Roofing Supply, Inc. and CD&R Boulder Holdings, L.P.	8-K	10.4	January 5, 2018
10.7	Amendment and Restatement of Section 2(a) of the Registration Rights Agreement, dated June 11, 2019	10-Q	10.1	August 7, 2019
10.8+	Description of Beacon Roofing Supply, Inc. Executive Annual Incentive Plan	10-Q	10.2	February 9, 2021
10.9+	Beacon Roofing Supply, Inc. Amended and Restated 2004 Stock Plan	DEF 14A	Appendix A	January 7, 2011
10.10+	First Amendment dated as of October 31, 2011 to the Beacon Roofing Supply, Inc. 2004 Stock Plan	10-K	10.10	November 29, 2011
10.11+	Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan	DEF 14A	Appendix A	January 9, 2020
10.12+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settle at Retirement)	10-Q	10.2	May 8, 2020

10.13+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settle at Vest)	10-Q	10.3	May 8, 2020
10.14+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Performance-Based Restricted Stock Unit Award Agreement for Employees	10-Q	10.4	May 8, 2020
10.15+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Time-Based Restricted Stock Unit Award Agreement for Employees	10-Q	10.5	May 8, 2020
10.16+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Stock Option Agreement	10-Q	10.6	May 8, 2020
10.17+	Executive Severance and Restrictive Covenant Agreement, dated as of September 10, 2020, between Beacon Roofing Supply, Inc., Beacon Sales Acquisition, Inc. and Julian G. Francis.	10-K	10.19	November 20, 2020
10.18+	Form of Executive Severance and Restrictive Covenant Agreement between Beacon Roofing Supply, Inc., Beacon Sales Acquisition, Inc. and executive officers and certain senior management.	10-K	10.20	November 20, 2020
10.19+	Executive Employment, Severance and Restrictive Covenant Agreement, dated as of December 28, 2020, by and between Beacon Roofing Supply, Inc. and Beacon Sales Acquisition, Inc. and Ross D. Cooper.	10-Q	10.1	February 9, 2021
21*	Subsidiaries of Beacon Roofing Supply, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

101.INS Inline XBRL Instance–the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: November 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ PHILIP W. KNISELY	Chairman	November 19, 2021
Philip W. Knisely

/s/ JULIAN G. FRANCIS	President and Chief Executive Officer	November 19, 2021
Julian G. Francis

/s/ FRANK A. LONEGRO	Executive Vice President and Chief Financial Officer	November 19, 2021
Frank A. Lonegro

/s/ SAMUEL M. GUZMAN	Vice President and Chief Accounting Officer	November 19, 2021
Samuel M. Guzman

/s/ CARL T. BERQUIST	Director	November 19, 2021
Carl T. Berquist

/s/ BARBARA G. FAST	Director	November 19, 2021
Barbara G. Fast

/s/ RICHARD W. FROST	Director	November 19, 2021
Richard W. Frost

/s/ ALAN GERSHENHORN	Director	November 19, 2021
Alan Gershenhorn

/s/ ROBERT M. MCLAUGHLIN	Director	November 19, 2021
Robert M. McLaughlin

/s/ EARL NEWSOME	Director	November 19, 2021
Earl Newsome

/s/ NEIL S. NOVICH	Director	November 19, 2021
Neil S. Novich

/s/ STUART A. RANDLE	Director	November 19, 2021
Stuart A. Randle

/s/ NATHAN K. SLEEPER	Director	November 19, 2021
Nathan K. Sleeper

/s/ DOUGLAS L. YOUNG	Director	November 19, 2021
Douglas L. Young