Form 10-QT
period 2021-12-31
BEACON ROOFING SUPPLY INC
filed 2022-02-04
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended _____________

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from October 1, 2021 to December 31, 2021

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

As of January 31, 2022, 70,443,025 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Transition Period from October 1, 2021 to December 31, 2021

PART I. Financial Information (Unaudited)

Item 1. Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in millions, except per share amounts)

	December 31,	September 30,	December 31,
	2021	2021	2020
Assets
Current assets:
Cash and cash equivalents	$225.8	$260.0	$461.4
Accounts receivable, less allowance of $16.1, $16.3 and $20.6 as of December 31, 2021, September 30, 2021 and December 31, 2020, respectively	855.2	978.3	746.4
Inventories, net	1,161.7	1,084.5	952.9
Prepaid expenses and other current assets	367.2	345.9	330.0
Current assets held for sale	—	—	997.0
Total current assets	2,609.9	2,668.7	3,487.7
Property and equipment, net	256.3	236.6	209.5
Goodwill	1,777.4	1,760.9	1,757.5
Intangibles, net	421.0	414.8	492.6
Operating lease right-of-use assets, net	413.9	399.2	371.8
Deferred income taxes, net	61.9	64.5	12.4
Other assets, net	8.9	9.8	2.1
Total assets	$5,549.3	$5,554.5	$6,333.6

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$794.2	$812.9	$738.3
Accrued expenses	472.1	546.7	440.4
Current portion of operating lease liabilities	89.0	88.5	84.0
Current portion of finance lease liabilities	6.4	5.0	1.8
Current portion of long-term debt/obligations	10.0	10.0	11.3
Current liabilities held for sale	—	—	175.1
Total current liabilities	1,371.7	1,463.1	1,450.9
Borrowings under revolving lines of credit, net	—	—	151.7
Long-term debt, net	1,612.9	1,614.5	2,494.1
Deferred income taxes, net	0.8	0.7	—
Operating lease liabilities	326.3	311.3	286.6
Finance lease liabilities	26.0	22.9	6.3
Total liabilities	3,337.7	3,412.5	4,389.6
Commitments and contingencies (Note 11)
Convertible Preferred Stock (voting); $0.01 par value; aggregate liquidation preference $400.0; 0.4 shares authorized, issued and outstanding as of December 31, 2021, September 30, 2021 and December 31, 2020 (Note 6)	399.2	399.2	399.2
Stockholders' equity:
Common stock (voting); $0.01 par value; 100.0 shares authorized; 70.4, 70.1 and 69.4 shares issued and outstanding as of December 31, 2021, September 30, 2021 and December 31, 2020, respectively	0.7	0.7	0.7
Undesignated preferred stock; 5.0 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	1,148.6	1,145.0	1,109.8
Retained earnings	682.5	620.5	463.5
Accumulated other comprehensive income (loss)	(19.4)	(23.4)	(29.2)
Total stockholders' equity	1,812.4	1,742.8	1,544.8
Total liabilities and stockholders' equity	$5,549.3	$5,554.5	$6,333.6

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Condensed Consolidated Statements of Operations

(Unaudited; in millions, except per share amounts)

	Three Months Ended December 31,
	2021	2020
Net sales	$1,754.9	$1,576.5
Cost of products sold	1,293.3	1,176.8
Gross profit	461.6	399.7
Operating expense:
Selling, general and administrative	294.2	265.2
Depreciation	16.5	13.9
Amortization	22.2	25.5
Loss on sale of business	22.3	—
Total operating expense	355.2	304.6
Income (loss) from operations	106.4	95.1
Interest expense, financing costs, and other	17.4	30.0
Income (loss) from continuing operations before income taxes	89.0	65.1
Provision for (benefit from) income taxes	20.9	17.7
Net income (loss) from continuing operations	68.1	47.4
Net income (loss) from discontinued operations[1]	(0.1)	(267.9)
Net income (loss)	68.0	(220.5)
Dividends on Preferred Stock	6.0	6.0
Net income (loss) attributable to common stockholders	$62.0	$(226.5)

Weighted-average common stock outstanding[2]:
Basic	70.3	69.2
Diluted	71.5	70.0

Net income (loss) per share[2]:
Basic - Continuing operations	$0.78	$0.60
Basic - Discontinued operations	—	(3.87)
Basic net income (loss) per share	$0.78	$(3.27)

Diluted - Continuing operations	$0.76	$0.59
Diluted - Discontinued operations	—	(3.83)
Diluted net income (loss) per share	$0.76	$(3.24)

______________________________

1 See Note 4 for additional information.

2 See Note 6 for detailed calculations and further discussion.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited; in millions)

	Three Months Ended December 31,
	2021	2020
Net income (loss)	$68.0	$(220.5)
Other comprehensive income (loss):
Foreign currency translation adjustment	0.4	3.9
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	3.6	1.6
Total other comprehensive income (loss)	4.0	5.5
Comprehensive income (loss)	$72.0	$(215.0)

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in millions)

	Common Stock			Retained
	Shares	Amount	APIC[1]	Earnings	AOCI[2]	Total
Three Months Ended December 31, 2021
Balance as of September 30, 2021	70.1	$0.7	$1,145.0	$620.5	$(23.4)	$1,742.8
Issuance of common stock, net of shares withheld for taxes	0.3	—	0.8	—	—	0.8
Stock-based compensation	—	—	2.8	—	—	2.8
Other comprehensive income (loss)	—	—	—	—	4.0	4.0
Net income (loss)	—	—	—	68.0	—	68.0
Dividends on Preferred Stock	—	—	—	(6.0)	—	(6.0)
Balance as of December 31, 2021	70.4	$0.7	$1,148.6	$682.5	$(19.4)	$1,812.4

Three Months Ended December 31, 2020
Balance as of September 30, 2020	69.0	$0.7	$1,100.6	$694.3	$(34.7)	$1,760.9
Adoption of ASU 2016-13	—	—	—	(4.3)	—	(4.3)
Issuance of common stock, net of shares withheld for taxes	0.4	—	4.3	—	—	4.3
Stock-based compensation	—	—	4.9	—	—	4.9
Other comprehensive income (loss)	—	—	—	—	5.5	5.5
Net income (loss)	—	—	—	(220.5)	—	(220.5)
Dividends on Preferred Stock	—	—	—	(6.0)	—	(6.0)
Balance as of December 31, 2020	69.4	$0.7	$1,109.8	$463.5	$(29.2)	$1,544.8

____________________________________

1.
Additional Paid-in Capital (“APIC”).
2.
Accumulated Other Comprehensive Income (Loss) ("AOCI").

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Condensed Consolidated Statements of Cash Flows1

(Unaudited; in millions)

	Three Months Ended December 31,
	2021	2020
Operating Activities
Net income (loss)	$68.0	$(220.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	38.7	52.3
Stock-based compensation	2.8	4.9
Certain interest expense and other financing costs	1.3	2.9
Gain on sale of fixed assets and other	(1.6)	(0.6)
Deferred income taxes	1.6	(85.9)
Loss on sale of business[2]	22.3	355.4
Changes in operating assets and liabilities:
Accounts receivable	137.6	149.6
Inventories	(89.1)	(89.3)
Prepaid expenses and other current assets	(26.2)	18.0
Accounts payable and accrued expenses	(102.6)	(227.5)
Other assets and liabilities	(3.2)	1.6
Net cash provided by (used in) operating activities	49.6	(39.1)

Investing Activities
Purchases of property and equipment	(23.3)	(18.0)
Acquisition of business, net	(89.0)	—
Proceeds from sale of business[2]	35.8	—
Proceeds from the sale of assets	1.7	0.7
Net cash provided by (used in) investing activities	(74.8)	(17.3)

Financing Activities
Borrowings under revolving lines of credit	—	2.3
Payments under revolving lines of credit	—	(102.3)
Payments under term loan	(2.5)	(2.4)
Payments under equipment financing facilities and finance leases	(1.4)	(1.7)
Payment of dividends on Preferred Stock	(6.0)	(6.0)
Proceeds from issuance of common stock related to equity awards	5.2	7.1
Payment of taxes related to net share settlement of equity awards	(4.4)	(2.8)
Net cash provided by (used in) financing activities	(9.1)	(105.8)

Effect of exchange rate changes on cash and cash equivalents	0.1	(1.0)

Net increase (decrease) in cash and cash equivalents	(34.2)	(163.2)
Cash and cash equivalents, beginning of period	260.0	624.6
Cash and cash equivalents, end of period	$225.8	$461.4

Supplemental Cash Flow Information
Operating cash flows provided by (used in) discontinued operations	$—	(6.4)
Investing cash flows provided by (used in) discontinued operations	$—	(2.5)
Cash paid during the period for:
Interest	$22.2	$47.1
Income taxes, net of refunds[3]	$40.6	$2.0

______________________________

1.
Unless otherwise noted, amounts include both continuing and discontinued operations.
2.
See Note 4 for additional information.
3.
Three months ended December 31, 2021 amount includes $9.9 million related to the Interior Products divestiture.

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

On February 10, 2021, the Company completed the sale of its interior products and insulation businesses (“Interior Products”) to Foundation Building Materials Holding Company LLC (“FBM”), pursuant to that certain Equity Purchase Agreement, dated as of December 20, 2020 (the “Purchase Agreement”), by and between the Company and ASP Sailor Acquisition Corp. (“ASP”), for approximately $850 million in cash (subject to a working capital and certain other adjustments as set forth in the Purchase Agreement). On January 29, 2021, ASP assigned the Purchase Agreement to FBM. Unless otherwise noted, the Company has reflected Interior Products as discontinued operations for all periods presented. For additional information, see Notes 2 and 4.

The Company operates its business primarily under the trade name "Beacon Building Products" and services customers in all 50 states throughout the U.S. and 6 provinces in Canada. The Company’s material subsidiaries are Beacon Sales Acquisition, Inc. and Beacon Roofing Supply Canada Company.

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

The balance sheet as of December 31, 2020 has been presented for a better understanding of the impact of seasonal fluctuations on the Company’s financial condition.

On August 11, 2021, the Company’s Board of Directors approved a change in its fiscal year end from September 30 to December 31, which will be effective beginning January 1, 2022, for the year ending December 31, 2022 (the “New Fiscal Year”). This change better aligns the Company’s financial reporting calendar with many of its industry peers and provides internal benefits by shifting the timing of the budgeting, physical inventory, and performance review cycles away from the Company’s busiest time of year. As such, this Transition Report on Form 10-Q represents the unaudited financial statements for the period from October 1, 2021 to December 31, 2021 (the "transition period" or "three months ended December 31, 2021"). Any references to fiscal year refer to the Company’s fiscal year prior to the transition period, or years ending September 30. Any references to the New Fiscal Year refer to the Company’s fiscal year after the transition period, or years ending December 31. The three-month periods ended December 31, 2021 and 2020 each had 62 business days.

In management’s opinion, the condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended December 31, 2021 are not necessarily indicative of results for any other interim period or for fiscal 2022.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Significant items subject to such estimates include accounts receivable, inventories, purchase price allocations, goodwill and intangibles, and income taxes. Assumptions made in the development of these estimates contemplate the impact of the novel coronavirus (“COVID‑19”) on the economy and the Company’s anticipated results. Actual amounts could differ materially from these estimates.

Business Combinations

The Company records acquisitions resulting in the consolidation of a business using the acquisition method of accounting. Under this method, the Company records the assets acquired, including intangible assets that can be identified and named, and liabilities assumed based on their estimated fair values at the date of acquisition. The Company uses an income approach to determine the fair value of acquired intangible assets, specifically the multi-period excess earnings method for customer relationships and the relief from royalty method for trade names. Various Level 3 fair value assumptions are used in the determination of these estimated fair values, including items such as sales growth rates, cost synergies, customer attrition rates, discount rates, and other prospective financial information. The purchase price in excess of the fair value of the assets acquired and liabilities assumed is recorded as goodwill. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Transaction costs associated with acquisitions are expensed as incurred.

Recent Accounting Pronouncements—Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.” This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This new standard became effective for the Company on October 1, 2020. The adoption of the new standard was done using the modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of October 1, 2020. The most significant effect of the standard was an increase to the Company’s accounts receivable reserve and a corresponding retained earnings adjustment of approximately $4.3 million on October 1, 2020.

Recent Accounting Pronouncements—Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, “Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The guidance is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. The guidance requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606 as if they had originated the contracts, as opposed to at fair value on the acquisition date. The standard will be effective for business combinations that occur after January 1, 2023. Early adoption is permitted. The guidance will be applied prospectively to acquisitions occurring on or after the effective date. The Company will continue to evaluate the impact of this guidance, which would depend on the contract assets and liabilities assumed in any future business combinations.

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

3. Acquisitions

Midway

On November 1, 2021, the Company acquired 100% of the equity interests of Midway Sales & Distributing, Inc. ("Midway"), a leading Midwest distributor of residential and commercial exterior building and roofing supplies with 10 branches across Kansas, Missouri and Nebraska and annual sales of approximately $130 million.

The Company recorded the acquired assets and assumed liabilities related to this transaction at their estimated acquisition date fair values, which resulted in $30.0 million of goodwill (all of which is deductible for tax purposes) and $38.5 million of intangible assets based on our provisional estimate of the fair value of assets acquired and liabilities assumed. Total transaction costs incurred by the Company were $0.4 million for the three months ended December 31, 2021. These transaction costs were expensed as incurred and are included as a component of selling, general and administrative expense within the condensed consolidated statements of operations.

The Company has not provided pro forma results of operations for this transaction, as the transaction is not material to the Company. The results of operations for this transaction are included in the Company’s condensed consolidated statements of operations from the date of the acquisition.

4. Divestitures

Solar Products

On December 1, 2021, the Company completed the divestiture of its solar products business ("Solar Products") in order to focus on the Company’s core exteriors business. The following table shows a reconciliation of the loss on sale of business as a result of the divestiture (in millions):

Three Months Ended
December 31, 2021
Consideration received	$30.1
Less: transaction costs	(0.9)
Adjusted consideration received	29.2

Goodwill	(13.6)
Customer relationship intangible asset	(10.0)
Inventory	(27.7)
Property and equipment, net	(0.5)
Other liabilities and assets, net	0.3
Total assets and liabilities divested	(51.5)

Loss on sale of business	$(22.3)

The Company allocated consolidated goodwill to Solar Products based on the relative fair value of the component, which was determined using the purchase price (as adjusted) of Solar Products and the market capitalization of the Company as of December 1, 2021. This is consistent with the methodology applied to the Interior Products sale as described further below.

The results of operations from Solar Products have been included within income from continuing operations and are not material to the Company’s overall results.

Interior Products

On February 10, 2021, the Company completed the sale of Interior Products to FBM pursuant to the Purchase Agreement for approximately $850 million in cash (subject to a working capital and certain other adjustments as set forth in the Purchase Agreement). The final adjusted purchase price for Interior Products was $842.7 million. During the three months ended December 31, 2021 the company received $6.6 million of final purchase consideration from FBM.

The Company completed this divestiture of net assets previously acquired as part of the Allied Acquisition in 2018 (as defined in Note 6) to reduce net leverage, strengthen its balance sheet, enhance leadership focus, and provide the financial flexibility to pursue strategic growth initiatives in its core exteriors business.

The following table reconciles major line items constituting pretax income (loss) from discontinued operations to net income (loss) from discontinued operations as presented in the condensed consolidated statements of operations (in millions):

	Three Months Ended December 31,
	2021	2020
Net sales	$—	$248.8
Cost of products sold	—	(183.8)
Selling, general and administrative	(0.1)	(56.9)
Depreciation and amortization	—	(12.9)
Other income (loss)	—	0.1
Loss on sale	—	(355.4)
Pretax income (loss) from discontinued operations	(0.1)	(360.1)
Provision for (benefit from) income taxes	—	(92.2)
Net income (loss) from discontinued operations	$(0.1)	$(267.9)

The initial estimated loss on sale of $355.4 million for the three months ended December 31, 2020 was calculated by comparing the purchase price (as adjusted) to the carrying value of the net assets of Interior Products as of February 10, 2021, the closing date of the sale. As Interior Products represented a component of the Company’s single reporting unit, the carrying value of the net assets of Interior Products included an estimated allocation of $734.3 million of the Company’s consolidated goodwill balance. The Company allocated consolidated goodwill based on the relative fair value of the component, which was determined using the purchase price (as adjusted) of Interior Products and the market capitalization of the Company as of February 10, 2021. The net result of this allocation attributed a higher amount of goodwill than that which was directly associated with the Interior Products portion of the Allied Acquisition, thereby having a significant influence on the loss on the Interior Products divestiture transaction. The loss on sale of $360.6 million for the year ended September 30, 2021 reflected the finalized transaction costs and net working capital adjustment.

The following table reconciles the carrying amounts of major classes of assets and liabilities of discontinued operations to total assets and liabilities of discontinued operations that are classified as held for sale in the condensed consolidated balance sheets (in millions). There were no assets or liabilities held for sale as of December 31, 2021 or September 30, 2021.

December 31,
2020
Carrying amounts of major classes of assets held for sale:
Accounts receivable, net	$130.6
Inventories, net	82.4
Prepaid expenses and other current assets	30.7
Property and equipment, net	35.8
Goodwill	378.9
Intangibles, net	273.1
Operating lease assets	65.5
Total assets held for sale[1]	$997.0

Carrying amounts of major classes of liabilities held for sale:
Accounts payable	$52.6
Accrued expenses	56.3
Current operating lease liabilities	16.2
Non-current operating lease liabilities	48.9
Other long-term liabilities	1.1
Total liabilities held for sale[1]	$175.1

___________________________

1.
All assets and liabilities held for sale as of December 31, 2020 were classified as current because the sale of Interior Products was probable to be completed within one year.

5. Net Sales

The following table presents the Company’s net sales by product line and geography (in millions):

	U.S.	Canada	Total
Three Months Ended December 31, 2021
Residential roofing products	$904.3	$15.5	$919.8
Non-residential roofing products	413.9	35.5	449.4
Complementary building products	383.3	2.4	385.7
Total net sales	$1,701.5	$53.4	$1,754.9

Three Months Ended December 31, 2020
Residential roofing products	$831.3	$13.5	$844.8
Non-residential roofing products	366.1	32.2	398.3
Complementary building products	331.0	2.4	333.4
Total net sales	$1,528.4	$48.1	$1,576.5

6. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common share equivalents or the conversion of Preferred Stock (as defined below). Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and vesting of restricted stock unit awards. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the fully diluted weighted-average number of common shares outstanding during the period.

In connection with the acquisition of Allied Building Products Corp. (“Allied”) on January 2, 2018 (the “Allied Acquisition”), the Company completed the sale of 400,000 shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with an aggregate liquidation preference of $400.0 million, at a purchase price of $1,000 per share, to CD&R Boulder Holdings, L.P. The Preferred Stock is convertible perpetual participating preferred stock of the Company, and conversion of the Preferred Stock into $0.01 par value shares of the Company’s common stock will be at a conversion price of $41.26 per share (or 9,694,619 shares of common stock). The Preferred Stock accumulates dividends at a rate of 6.0% per annum (payable quarterly in cash or in-kind, subject to certain conditions). The Preferred Stock is not mandatorily redeemable; therefore, it is classified as mezzanine equity in the Company’s condensed consolidated balance sheets. Holders of Preferred Stock participate in dividends on an as-converted basis when declared on common shares. As a result, Preferred Stock is classified as a participating security and thereby requires the allocation of income that would have otherwise been available to common stockholders when calculating net income (loss) per share.

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

The following table presents the components and calculations of basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Three Months Ended December 31,
	2021	2020
Numerator:
Net income (loss) from continuing operations	$68.1	$47.4
Dividends on Preferred Stock	(6.0)	(6.0)
Undistributed income from continuing operations allocated to participating securities	(7.5)	—
Net income (loss) from continuing operations attributable to common stockholders - Basic and Diluted	54.6	41.4
Net income (loss) from discontinued operations attributable to common stockholders - Basic and Diluted	(0.1)	(267.9)
Net income (loss) attributable to common stockholders - Basic and Diluted	$54.5	$(226.5)

Denominator:
Weighted-average common shares outstanding - Basic	70.3	69.2
Effect of common share equivalents	1.2	0.8
Weighted-average common shares outstanding - Diluted	71.5	70.0

Net income (loss) per share:
Basic - Continuing operations	$0.78	$0.60
Basic - Discontinued operations	—	(3.87)
Basic net income (loss) per share	$0.78	$(3.27)

Diluted - Continuing operations	$0.76	$0.59
Diluted - Discontinued operations	—	(3.83)
Diluted net income (loss) per share	$0.76	$(3.24)

The following table includes the number of shares that may be dilutive common shares in the future (in millions). These shares were not included in the computation of diluted net income (loss) per share because the effect was either anti-dilutive or the requisite performance conditions were not met:

	Three Months Ended December 31,
	2021	2020
Stock options	0.2	1.3
Preferred Stock	9.7	9.7

7. Stock-based Compensation

On December 23, 2019, the Board of Directors of the Company approved the Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan (the “2014 Plan”). On February 11, 2020, the stockholders of the Company approved an additional 4,850,000 shares to be reserved for issuance under the 2014 Plan. The 2014 Plan, which was originally approved by the stockholders on February 12, 2014, provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights to selected employees and non-employee directors. The 2014 Plan mandates that all lapsed, forfeited, expired, terminated, cancelled and withheld shares, including those from the predecessor plan, be returned to the 2014 Plan and made available for issuance. As of December 31,

2021, there were 5,545,634 shares of common stock available for issuance pursuant to the 2014 Plan. The 2014 Plan is the only plan maintained by the Company pursuant to which equity awards are granted.

Due to the Company’s change in its fiscal year end, the Company did not make annual grants to employees during the three months ended December 31, 2021. The Company expects to make such grants during the first quarter of the New Fiscal Year and each year thereafter. Off-cycle grants may still occur from time-to-time.

All unvested equity awards contain a “double trigger” change in control mechanism. Unless an award is continued or assumed by a public company in an equitable manner, such award shall become fully vested immediately prior to a change in control (at 100% of the grant target in the case of a performance-based restricted stock unit award). If an award is so continued or assumed, vesting will continue in accordance with the terms of the award, unless there is a qualifying termination within one-year following the change in control, in which event the award shall immediately become fully vested (at 100% of the grant target in the case of a performance-based restricted stock unit award).

Stock Options

Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in three annual installments over the three-year period following the grant dates.

The following table summarizes all stock option activity for the three months ended December 31, 2021 (in millions, except per share amounts and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of September 30, 2021	1.8	$34.88	5.8	$24.9
Exercised	(0.2)	32.14
Canceled/Forfeited	(0.0)	28.85
Expired	(0.0)	18.72
Balance as of December 31, 2021	1.6	$35.25	5.8	$36.2
Vested and expected to vest after December 31, 2021	1.6	$35.27	5.7	$35.8
Exercisable as of December 31, 2021	1.3	$35.77	5.1	$28.3

_____________________________

1.
Aggregate intrinsic value represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.

During the three months ended December 31, 2021 and 2020, the Company recorded stock-based compensation expense related to stock options of $0.6 million and $1.1 million, respectively. As of December 31, 2021, there was $3.5 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years.

The following table summarizes additional information on stock options (in millions, except per share amounts):

	Three Months Ended December 31,
	2021	2020
Weighted-average fair value per share of stock options granted	$—	$15.62
Total grant date fair value of stock options vested	$3.7	$4.1
Total intrinsic value of stock options exercised	$4.1	$2.6

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

The following table summarizes all restricted stock unit activity for the three months ended December 31, 2021 (in millions, except per share amounts):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of September 30, 2021	1.0	$33.76
Granted	0.0	52.43
Released	(0.2)	28.97
Canceled/Forfeited	(0.1)	28.94
Balance as of December 31, 2021	0.7	$35.99
Vested and expected to vest after December 31, 2021[1]	0.9	$35.85

_________________________________________

1.
As of December 31, 2021, outstanding PSUs were expected to vest at greater than 100% of their original grant amount.

During the three months ended December 31, 2021 and 2020, the Company recorded stock-based compensation expense related to restricted stock units of $2.2 million and $2.7 million, respectively. As of December 31, 2021, there was $13.6 million of unrecognized compensation expense related to unvested restricted stock units (including unrecognized expense for PSUs at their estimated value as of December 31, 2021), which is expected to be recognized over a weighted-average period of 1.7 years.

The following table summarizes additional information on RSUs (in millions, except per share amounts):

	Three Months Ended December 31,
	2021	2020
Weighted-average fair value per share of RSUs granted	$52.43	$36.07
Total grant date fair value of RSUs vested	$7.0	$11.3
Total intrinsic value of RSUs released	$14.5	$9.5

8. Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill during the three months ended December 31, 2021 (in millions):

Balance as of September 30, 2021	$1,760.9
Acquisition of Midway	30.0
Divestiture of Solar Products	(13.6)
Translation and other adjustments	0.1
Balance as of December 31, 2021	$1,777.4

The changes in the carrying amount of goodwill for the three months ended December 31, 2021 were driven primarily by the acquisition of Midway and the divestiture of Solar Products. See Notes 3 and 4 for additional information.

Intangible Assets

The intangible asset lives range from 5 to 20 years. The following table summarizes intangible assets by category (in millions, except time periods):

	December 31, 2021	September 30, 2021	December 31, 2020	Weighted-Average Remaining Life[1] (Years)
Amortizable intangible assets:
Non-compete agreements	$0.2	$0.2	$0.2	0.4
Customer relationships	1,092.3	1,076.2	1,085.9	15.8
Trademarks	1.0	—	3.7	1.8
Total amortizable intangible assets	1,093.5	1,076.4	1,089.8	15.8
Accumulated amortization	(682.3)	(671.4)	(607.0)
Total amortizable intangible assets, net	411.2	405.0	482.8
Indefinite-lived trademarks	9.8	9.8	9.8
Total intangibles, net	$421.0	$414.8	$492.6

__________________________________

1.
As of December 31, 2021.

The following table summarizes the estimated future amortization expense for intangible assets (in millions):

Year Ending December 31,
2022	$81.6
2023	66.9
2024	53.9
2025	43.7
2026	35.2
Thereafter	129.9
Total future amortization expense	$411.2

9. Financing Arrangements

The following table summarizes all outstanding debt (presented net of unamortized debt issuance costs) and other financing arrangements (in millions):

	December 31, 2021	September 30, 2021	December 31, 2020
Revolving Lines of Credit
2023 ABL:
2023 U.S. Revolver[1]	$—	$—	$151.7
2026 ABL:
2026 U.S. Revolver	—	—	—
2026 Canada Revolver	—	—	—
Borrowings under revolving lines of credit, net	$—	$—	$151.7

Long-term Debt, net
Term Loan:
2025 Term Loan[2]	$—	$—	$921.3
2028 Term Loan[3]	979.8	981.7	—
Current portion	(10.0)	(10.0)	(9.7)
Long-term borrowings under term loan	969.8	971.7	911.6
Senior Notes:
2025 Senior Notes[4]	—	—	1,286.4
2026 Senior Notes[5]	296.8	296.6	296.1
2029 Senior Notes[6]	346.3	346.2	—
Long-term borrowings under senior notes	643.1	642.8	1,582.5
Long-term debt, net	$1,612.9	$1,614.5	$2,494.1

Equipment Financing Facilities, net
Equipment financing facilities[7]	$—	$—	$1.6
Current portion	—	—	(1.6)
Long-term obligations under equipment financing, net	$—	$—	$—

____________________________________________________________

1 Effective rate on borrowings of 1.41% as of December 31, 2020.

2 Interest rate of 2.40% as of December 31, 2020.

3 Interest rate of 2.34% as of December 31, 2021 and September 30, 2021.

4 Interest rate of 4.875% as of December 31, 2020.

5 Interest rate of 4.50% for all periods presented.

6 Interest rate of 4.125% as of December 31, 2021 and September 30, 2021.

7 Fixed interest rates ranging from 2.33% to 2.89% as of December 31, 2020.

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

2029 Senior Notes

On May 10, 2021, the Company and certain subsidiaries of the Company as guarantors completed a private offering of $350.0 million aggregate principal amount of 4.125% senior unsecured notes due 2029 at an issue price of 100.000%. The 2029 Senior Notes mature on May 15, 2029 and bear interest at a rate of 4.125% per annum, payable on May 15 and November 15 of each year, which commenced on November 15, 2021. The 2029 Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s active United States subsidiaries.

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

As of December 31, 2021, the outstanding balance on the 2029 Senior Notes, net of $3.7 million of unamortized debt issuance costs, was $346.3 million.

2026 ABL

On May 19, 2021, the Company entered into a $1.30 billion senior secured asset-based revolving credit facility with Wells Fargo Bank, N.A. and a syndicate of other lenders. The 2026 ABL provides for revolving loan commitments in both the United States (“2026 U.S. Revolver”) in an amount up to $1.25 billion and Canada (“2026 Canada Revolver”) in an amount up to $50.0 million (as such amounts may be reallocated pursuant to the terms of the 2026 ABL). The 2026 ABL has a maturity date of May 19, 2026. The 2026 ABL has various borrowing tranches with an interest rate based, at the Company’s option, on a base rate, plus an applicable margin, or a reserve adjusted LIBOR rate, plus an applicable margin. The applicable margin for borrowings is based on the Company’s quarterly average excess availability as determined by reference to a borrowing base and ranges from 0.25% to 0.75% per annum in the case of base rate borrowings and 1.25% to 1.75% per annum in the case of LIBOR borrowings. The unused commitment fees on the 2026 ABL are 0.20% per annum.

The 2026 ABL contains a springing financial covenant that requires a minimum 1.00 : 1.00 Fixed Charge Coverage Ratio (consolidated EBITDA less capital expenditures to fixed charges, each as defined in the 2026 ABL credit agreement) as of the end of each fiscal quarter (in each case, calculated on a trailing four fiscal quarter basis). The covenant would become operative if the Company failed to maintain a specified minimum amount of availability to borrow under the 2026 ABL, which was not applicable to the Company as of December 31, 2021.

In addition, the New Senior Secured Credit Facilities and the 2029 Senior Notes are subject to negative covenants that, among other things and subject to certain exceptions, limit the Company’s ability and the ability of its restricted subsidiaries to: (i) incur indebtedness (including guarantee obligations); (ii) incur liens; (iii) engage in mergers or other fundamental changes; (iv) dispose of certain property or assets; (v) make certain payments, dividends or other distributions; (vi) make certain acquisitions, investments, loans and advances; (vii) prepay certain indebtedness; (viii) change the nature of their business; (ix) engage in certain transactions with affiliates; (x) engage in sale-leaseback transactions; and (xi) enter into certain other restrictive agreements. The 2026 ABL is secured by a first priority lien over substantially all of the Company’s and each guarantor’s accounts and other receivables, chattel paper, deposit accounts (excluding any such account containing identifiable proceeds of Term Priority Collateral (as defined below)), inventory, and, to the extent related to the foregoing and other ABL Priority Collateral, general intangibles (excluding equity interests in any subsidiary of the Company and all intellectual property), instruments, investment property (but not equity interests in any subsidiary of the Company), commercial tort claims, letters of credit, supporting obligations and letter of credit rights, together with all books, records and documents related to, and all proceeds and products of, the foregoing, subject to certain customary exceptions (the “ABL Priority Collateral”), and a second priority lien over substantially all of the Company’s and each guarantor’s other assets, including all of the equity interests of any subsidiary held by the Company or any guarantor, subject to certain customary exceptions (the “Term Priority Collateral”). Beacon Sales Acquisition, Inc., a Delaware corporation and subsidiary of the Company, is a U.S. Borrower under the 2026 ABL and Beacon Roofing Supply Canada Company, an unlimited liability company organized under the laws of Nova Scotia and subsidiary of the Company, is a Canadian borrower under the 2026 ABL. The 2026 ABL is fully and unconditionally guaranteed, on a joint and several basis, by the Company’s active U.S. subsidiaries.

As of December 31, 2021, there was no balance outstanding on the 2026 ABL and there was $7.3 million of unamortized debt issuance costs included in the condensed consolidated balance sheets in other assets, net. The Company also had outstanding standby letters of credit related to the 2026 U.S. Revolver in the amount of $12.8 million as of December 31, 2021.

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

The 2028 Term Loan is secured by a shared first-priority lien on the Term Priority Collateral and a shared second-priority lien on the ABL Priority Collateral. Certain excluded assets will not be included in the Term Priority Collateral and the ABL Priority Collateral. The 2028 Term Loan is fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s active U.S. subsidiaries.

As of December 31, 2021, the outstanding balance on the 2028 Term Loan, net of $15.2 million of unamortized debt issuance costs, was $979.8 million.

2019 Debt Refinancing

2026 Senior Notes

On October 9, 2019, the Company, and certain subsidiaries of the Company as guarantors, completed a private offering of $300.0 million aggregate principal amount of 4.50% Senior Secured Notes due 2026 (the “2026 Senior Notes”) at an issue price of 100.000%. The 2026 Senior Notes mature on November 15, 2026 and bear interest at a rate of 4.50% per annum, payable on May 15 and November 15 of each year, commencing on May 15, 2020. The 2026 Senior Notes and related subsidiary guarantees are secured by a shared first-priority lien on the Term Priority Collateral and a shared second-priority lien on the ABL Priority Collateral. Certain excluded assets will not be included in the Term Priority Collateral and the ABL Priority Collateral. The 2026 Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s active U.S. subsidiaries.

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

On October 28, 2019, the Company used the net proceeds from the offering, together with cash on hand and available borrowings under the 2023 ABL (as defined below), to redeem all $300.0 million aggregate principal amount outstanding of the Company’s 6.375% Senior Notes due 2023.

The Company capitalized debt issuance costs of $4.7 million related to the 2026 Senior Notes, which are being amortized over the term of the financing arrangements.

As of December 31, 2021, the outstanding balance on the 2026 Senior Notes, net of $3.2 million of unamortized debt issuance costs, was $296.8 million.

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

10. Leases

The following table summarizes components of lease costs recognized in the condensed consolidated statements of operations (in millions; amounts include both continuing and discontinued operations):

	Three Months Ended December 31,
	2021	2020
Operating lease costs	$27.3	$25.7
Finance lease costs:
Amortization of right-of-use assets	2.0	1.0
Interest on lease obligations	0.3	0.1
Variable lease costs	2.1	2.3
Total lease costs	$31.7	$29.1

The following table presents supplemental cash flow information related to the Company's leases (in millions):

	Three Months Ended December 31,
	2021	2020
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$26.2	$24.4
Operating cash flows from finance leases	$0.2	$0.1
Financing cash flows from finance leases	$1.5	$0.6
Right-of-use assets obtained in exchange for new finance lease liabilities	$6.3	$1.7
Right-of-use assets obtained in exchange for new operating lease liabilities	$10.8	$4.5

As of December 31, 2021, the Company’s operating leases had a weighted-average remaining lease term of 5.9 years and a weighted-average discount rate of 3.61%, and the Company’s finance leases had a weighted-average remaining lease term of 5.0 years and a weighted-average discount rate of 3.52%. The following table summarizes future lease payments as of December 31, 2021 (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2022	$102.1	$7.4
2023	91.9	7.2
2024	76.4	7.0
2025	55.8	6.7
2026	42.7	5.2
Thereafter	91.8	1.6
Total future lease payments	460.7	35.1
Imputed interest	(45.4)	(2.7)
Total lease liabilities	$415.3	$32.4

11. Commitments and Contingencies

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

12. Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity.

The following table summarizes the components of, and changes in, accumulated other comprehensive loss (in millions):

	Foreign	Derivative
	Currency Translation	Financial Instruments	AOCI
Balance as of September 30, 2021	$(15.7)	$(7.7)	$(23.4)
Other comprehensive income before reclassifications	0.4	3.6	4.0
Balance as of December 31, 2021	$(15.3)	$(4.1)	$(19.4)

Gains (losses) on derivative instruments are recognized in the condensed consolidated statements of operations in interest expense, financing costs, and other.

13. Geographic Data

The following table summarizes certain geographic information (in millions):

	December 31, 2021	September 30, 2021	December 31, 2020
Long-lived assets:
U.S.	$666.5	$641.3	$683.9
Canada	9.9	10.1	10.5
Total long-lived assets	$676.4	$651.4	$694.4

14. Fair Value Measurement

As of December 31, 2021, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

As of December 31, 2021, based upon recent trading prices (Level 2), the fair value of the Company’s $300.0 million 2026 Senior Notes was $311.3 million, and the fair value of the $350.0 million 2029 Senior Notes was $350.9 million.

As of December 31, 2021, the fair value of the Company’s term loan and revolving lines of credit approximated the amount outstanding. The Company estimates the fair value of its term loan and revolving lines of credit by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

15. Financial Derivatives

The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings.

On September 11, 2019, the Company entered into two interest rate swap agreements to manage the interest rate risk associated with the variable rate on the 2025 Term Loan. Each swap agreement has a notional amount of $250.0 million. As part of the 2021 Debt Refinancing, Beacon refinanced the 2025 Term Loan, resulting in the issuance of the 2028 Term Loan; the two interest rate swaps were designed and executed such that they continue to hedge against a total notional amount of $500.0 million related to the refinanced 2028 Term Loan. One agreement (the “5-year swap”) will expire on August 30, 2024 and swaps the thirty-day LIBOR with a fixed-rate of 1.49%. The second agreement (the “3-year swap”) will expire on August 30, 2022 and swaps the thirty-day LIBOR with a fixed-rate of 1.50%. At the inception of the swap agreements, the Company determined that both swaps qualified for cash flow hedge accounting under ASC 815. Therefore, changes in the fair value of the swaps, net of taxes, will be recognized in other comprehensive income each period, then reclassified into the condensed consolidated statements of operations as a component of interest expense, financing costs, and other in the period in which the hedged transaction affects earnings.

The effectiveness of the swaps will be assessed qualitatively by the Company during the lives of the hedges by a) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and b) through an evaluation of the ability of the counterparty to the hedges to honor their obligations under the hedges. The Company performed a qualitative analysis as of December 31, 2021 and concluded that the swap agreements continue to meet the requirements under ASC 815 to qualify for cash flow hedge accounting. As of December 31, 2021, the fair value of the 3‑year and 5‑year swaps, net of tax, were $1.5 million and $2.6 million, respectively, both in favor of the counterparty.

The Company records any differences paid or received on its interest rate hedges to interest expense, financing costs and other within the condensed consolidated statements of operations. The following table summarizes the combined fair values, net of tax, of the interest rate derivative instruments (in millions):

		Assets/(Liabilities) as of
Instrument	Fair Value Hierarchy	December 31, 2021	September 30, 2021	December 31, 2020
Designated interest rate swaps[1]	Level 2	$(4.1)	$(7.7)	$(13.4)

_______________________

1.
Assets are included in the condensed consolidated balance sheets in prepaid expenses and other current assets, while liabilities are included in accrued expenses.

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

The following table summarizes the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (in millions):

	Three Months Ended December 31,
Instrument	2021	2020
Designated interest rate swaps	$3.6	$1.6

16. Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for the transition period and fiscal year 2021, which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends (in millions, except per share amounts):

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Net sales	$1,754.9	$1,875.4	$1,872.1	$1,318.0	$1,576.5
% of fiscal year’s net sales	n/m	28.2%	28.2%	19.9%	23.7%

Gross profit	$461.6	$507.8	$517.4	$332.8	$399.7
% of fiscal year’s gross profit	n/m	28.9%	29.4%	18.9%	22.8%

Net income (loss) from continuing operations	$68.1	$104.5	$79.8	$(10.5)	$47.4
Net income (loss)	$68.0	$104.8	$76.5	$(6.3)	$(220.5)
Net income (loss) attributable to common stockholders	$62.0	$98.8	$70.5	$(12.3)	$(226.5)

Net income (loss) from continuing operations per share - Basic	$0.78	$1.23	$0.93	$(0.24)	$0.60
Net income (loss) per share - Basic	$0.78	$1.24	$0.89	$(0.18)	$(3.27)

Net income (loss) from continuing operations per share - Diluted	$0.76	$1.21	$0.91	$(0.24)	$0.59
Net income (loss) per share - Diluted	$0.76	$1.22	$0.87	$(0.18)	$(3.24)

___________________________________________

n/m = not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis included in our 2021 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2021” refer to the three months ended December 31, 2021 being discussed and references to “2020” refer to the three months ended December 31, 2020 being discussed.

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

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The Company may not succeed in addressing these and other risks. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein and readers are cautioned not to place undue reliance on forward-looking statements.

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

On August 11, 2021, our Board of Directors approved a change in our fiscal year end from September 30 to December 31, which will be effective beginning January 1, 2022, for the year ending December 31, 2022 (the “New Fiscal Year”). This change better aligns our financial reporting calendar with many of our industry peers and provides internal benefits by shifting the timing of the budgeting, physical inventory, and performance review cycles away from our busiest time of year. As such, this Transition Report on Form 10-Q represents the unaudited financial statements for the period from October 1, 2021 to December 31, 2021 (the "transition period" or "three months ended December 31, 2021"). Any references to fiscal year refer to our fiscal year prior to the transition period, or years ending September 30. Any references to the New Fiscal Year refer to our fiscal year after the transition period, or years ending December 31.

On December 1, 2021, we completed the divestiture of our solar products business ("Solar Products") in order to focus on the Company’s core exterior products business. The results of operations from Solar Products were not material to the Company. For additional information, see Note 4 in the Notes to the Condensed Consolidated Financial Statements.

On November 1, 2021, the Company acquired 100% of the equity interests of Midway Sales & Distributing, Inc. ("Midway"), a leading Midwest distributor of residential and commercial exterior building and roofing supplies with 10 branches across Kansas, Missouri and Nebraska and annual sales of approximately $130 million. This acquisition strengthens the Company’s presence in the Midwest. For additional information, see Note 3 in the Notes to the Condensed Consolidated Financial Statements.

On February 10, 2021, we completed the sale of our interior products and insulation businesses (“Interior Products”) to Foundation Building Materials Holding Company LLC for approximately $850 million in cash (subject to a working capital and certain other adjustments as set forth in the Purchase Agreement). As of September 30, 2021, the adjusted purchase price for Interior Products was $842.7 million. We used the proceeds from the divestiture of our Interior Products business to reduce net debt leverage and strengthen our balance sheet, which provides us the financial flexibility to pursue strategic growth initiatives in our core exterior products business. Beginning with the condensed consolidated financial statements for the three months ended December 31, 2020, we have reflected Interior Products as discontinued operations for all periods presented. Unless otherwise noted, amounts and disclosures relate to our continuing operations. For additional information, see Note 4 in the Notes to Condensed Consolidated Financial Statements.

As of December 31, 2021, we operated 449 branches throughout all 50 states in the U.S. and 6 provinces in Canada. We offer one of the most extensive assortments of high-quality branded products in the industry, with approximately 100,000 SKUs available across our branch network.

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

We have also pursued and finalized numerous smaller acquisitions in key markets to complement the expansion of our geographic footprint, such as our recently completed acquisition of Midway. We will continue to pursue strategic acquisitions to grow our business, and we remain heavily focused on improving our operations and continuing to identify additional opportunities for organic growth. Our recent highlights in these pursuits are demonstrated by the following results:

•
transition period 2021 organic daily sales growth of 9.9% compared to 2020, driven primarily by successful price execution;
•
three new branch locations in calendar year 2021; and
•
significant improvements in labor efficiency and fleet utilization metrics as compared to historical levels, driven by strategic cost actions.

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

The exterior products industry experienced constrained supply chain dynamics in 2021. As a result, we experienced cost increases and, at times, a limited ability to purchase enough product to meet consumer demand. We have continued to see an increase in our short-cycle backlog metrics. Open orders, a measure of our backlog, ended the quarter higher than the prior quarter-end. These trends, caused in large part from global disruptions related to the COVID-19 pandemic, may persist in the near-term. We took proactive measures to actively increase our inventory, price efficiently and deliver high-value solutions to our customers’ critical building material needs. As a leading distributor of essential building materials, we will continue to react quickly to market and supply chain developments and ensure high-quality service for our customers.

Comparison of the Three Months Ended December 31, 2021 and 2020

The following tables set forth condensed consolidated statements of operations data and such data as a percentage of total net sales for the periods presented (in millions):

	Three Months Ended December 31,
	2021	2020
Net sales	$1,754.9	$1,576.5
Cost of products sold	1,293.3	1,176.8
Gross profit	461.6	399.7
Operating expense:
Selling, general and administrative	294.2	265.2
Depreciation	16.5	13.9
Amortization	22.2	25.5
Loss on sale of business	22.3	—
Total operating expense	355.2	304.6
Income (loss) from operations	106.4	95.1
Interest expense, financing costs, and other	17.4	30.0
Income (loss) from continuing operations before income taxes	89.0	65.1
Provision for (benefit from) income taxes	20.9	17.7
Net income (loss) from continuing operations	68.1	47.4
Net income (loss) from discontinued operations	(0.1)	(267.9)
Net income (loss)	68.0	(220.5)
Dividends on Preferred Stock	6.0	6.0
Net income (loss) attributable to common stockholders	$62.0	$(226.5)

	Three Months Ended December 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of products sold	73.7%	74.6%
Gross profit	26.3%	25.4%
Operating expense:
Selling, general and administrative	16.7%	16.8%
Depreciation	0.9%	0.9%
Amortization	1.3%	1.6%
Loss on sale of business	1.3%	0.0%
Total operating expense	20.2%	19.3%
Income (loss) from operations	6.1%	6.1%
Interest expense, financing costs, and other	1.0%	2.0%
Income (loss) from continuing operations before income taxes	5.1%	4.1%
Provision for (benefit from) income taxes	1.2%	1.1%
Net income (loss) from continuing operations	3.9%	3.0%
Net income (loss) from discontinued operations	0.0%	(17.0%)
Net income (loss)	3.9%	(14.0%)
Dividends on Preferred Stock	0.4%	0.4%
Net income (loss) attributable to common stockholders	3.5%	(14.4%)

When we refer to regions, we are referring to our geographic regions. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs.

As of December 31, 2021, we had a total of 449 branches in operation.

Net Sales

Net sales increased 11.3% to $1.75 billion in 2021, up from $1.58 billion in 2020. Net sales increased across all three lines of business, substantially driven by a weighted-average selling price increase of approximately 15-16%, partially offset by an implied average sales volume decrease of approximately 4-5%.

Net sales by geographic region increased (decreased) from 2020 to 2021 as follows: Northeast 20.6%; Mid-Atlantic 4.4% Southeast 13.4%; Southwest 6.8%; Midwest 16.2%; West (2.8%); and Canada 11.2%.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below).

The following table summarizes net sales by product line for the periods presented (in millions):

	Three Months Ended December 31,				Year-over-Year Change
	2021		2020
	Net Sales	Mix %	Net Sales	Mix %	$	%
Residential roofing products	$919.8	52.4%	$844.8	53.6%	$75.0	8.9%
Non-residential roofing products	449.4	25.6%	398.3	25.3%	51.1	12.8%
Complementary building products	385.7	22.0%	333.4	21.1%	52.3	15.7%
Total net sales	$1,754.9	100.0%	$1,576.5	100.0%	$178.4	11.3%

Gross Profit

The following table summarizes gross profit and gross margin for the periods presented (in millions):

	Three Months Ended December 31,		Change[1]
	2021	2020	$	%
Gross profit	$461.6	$399.7	$61.9	15.5%
Gross margin	26.3%	25.4%	N/A	0.9%

_________________________________________

1 Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Gross margin was 26.3% in 2021, up 0.9 percentage points from 25.4% in 2020. The comparative increase in gross margin resulted from a weighted-average selling price increase of approximately 15-16%, partially offset by a weighted-average product cost increase of approximately 14-15%.

Operating Expense

The following table summarizes operating expense for the periods presented (in millions):

	Three Months Ended December 31,		Change[1]
	2021	2020	$	%
Selling, general and administrative	$294.2	$265.2	$29.0	10.9%
Depreciation	16.5	13.9	2.6	18.7%
Amortization	22.2	25.5	(3.3)	(12.9%)
Loss on sale of business	22.3	—	22.3	n/m
Operating expense	$355.2	$304.6	$50.6	16.6%
% of net sales	20.2%	19.3%	N/A	0.9%

_________________________________________________

1 Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense increased 16.6% to $355.2 million in 2021, including $22.3 million from the loss on sale of Solar Products, from $304.6 million in 2020. The comparative increase in operating expense was mainly influenced by the following factors:

•
a $22.3 million loss on sale of Solar Products;
•
a $12.1 million increase in payroll and employee benefit costs;
•
a $9.7 million increase in general and administrative expenses, primarily due to higher professional fees; and
•
a $6.3 million increase in selling costs.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $17.4 million in 2021, compared to $30.0 million in 2020. The comparative decrease is primarily due to decreased debt balances and a lower weighted-average interest rate on our outstanding debt.

Income Taxes

Income tax provision was $20.9 million in 2021, compared to $17.7 million in 2020. The comparative increase in income tax provision was primarily due to higher pre-tax income from continuing operations. The effective tax rate was 23.5% in 2021, compared to 26.3% in 2020. We expect our New Fiscal Year 2022 effective tax rate, excluding any discrete items, will range from approximately 25.5% to 26.5%.

Net Income (Loss)/Net Income (Loss) Per Share

Net income (loss) from continuing operations was $68.1 million in 2021, compared to $47.4 million in 2020. Net income (loss) from discontinued operations was $(0.1) million in 2021, compared to $(267.9) million in 2020 (see Note 4 in the Notes to Condensed Consolidated Financial Statements for further discussion). Consolidated net income (loss) was $68.0 million in 2021, compared to $(220.5) million in 2020. There were $6.0 million of dividends on preferred shares for both 2021 and 2020, making consolidated net income (loss) attributable to common stockholders $62.0 million and $(226.5) million, respectively.

We calculate net income (loss) per share by dividing net income (loss), less dividends on preferred shares and adjustments for participating securities, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by utilizing the most dilutive result after applying and comparing the two-class method and if-converted method (see Note 6 in the Notes to Condensed Consolidated Financial Statements for further discussion).

The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Three Months Ended December 31,
	2021	2020
Numerator:
Net income (loss) from continuing operations	$68.1	$47.4
Dividends on Preferred Stock	(6.0)	(6.0)
Undistributed income from continuing operations allocated to participating securities	(7.5)	—
Net income (loss) from continuing operations attributable to common stockholders - Basic and Diluted (if-converted and two-class method)	54.6	41.4
Net income (loss) from discontinued operations attributable to common stockholders - Basic and Diluted (if-converted and two-class method)	(0.1)	(267.9)
Net income (loss) attributable to common stockholders - Basic and Diluted	$54.5	$(226.5)

Denominator:
Weighted-average common shares outstanding - Basic	70.3	69.2
Effect of common share equivalents	1.2	0.8
Weighted-average common shares outstanding - Diluted	71.5	70.0

Net income (loss) per share:
Basic - Continuing operations	$0.78	$0.60
Basic - Discontinued operations	—	(3.87)
Basic net income (loss) per share	$0.78	$(3.27)

Diluted - Continuing operations	$0.76	$0.59
Diluted - Discontinued operations	—	(3.83)
Diluted net income (loss) per share (if-converted and two-class method)	$0.76	$(3.24)

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
•
Restructuring costs. Represent costs stemming from headcount rationalization efforts and certain rebranding costs; impact of the Interior Products and Solar Products divestitures; accrued estimated costs related to employee benefit plan withdrawals; and amortization of debt issuance costs.
•
COVID-19 impacts. Represent costs directly related to the COVID-19 pandemic.

The following table presents the impact of the adjusting items on our condensed consolidated statements of operations for each of the periods indicated (in millions):

	Operating Expense			Non-Operating Expense
	SG&A1	Amorti-zation	Loss on Sale of Business	Interest Expense	Other (Income) Expense	Income Taxes[2]	Total
Three Months Ended December 31, 2021
Acquisition costs	$0.4	$22.2	$—	$1.0	$—	$—	$23.6
Restructuring costs	2.9	—	22.3	0.3	—	—	25.5
COVID-19 impacts	1.0	—	—	—	—	—	1.0
Total adjusting items	$4.3	$22.2	$22.3	$1.3	$—	$—	$50.1
Three Months Ended December 31, 2020
Acquisition costs	$1.1	$25.5	$—	$2.0	$—	$—	$28.6
Restructuring costs	1.9	—	—	0.9	—	—	2.8
COVID-19 impacts	0.3	—	—	—	—	—	0.3
Total adjusting items	$3.3	$25.5	$—	$2.9	$—	$—	$31.7

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

Adjusted Operating Expense

The following table presents a reconciliation of operating expense, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Operating Expense for each of the periods indicated (in millions):

	Three Months Ended December 31,
	2021	2020
Operating expense	$355.2	$304.6
Acquisition costs	(22.6)	(26.6)
Restructuring costs	(25.2)	(1.9)
COVID-19 impacts	(1.0)	(0.3)
Adjusted Operating Expense	$306.4	$275.8

Net sales	$1,754.9	$1,576.5
Operating expense as % of net sales	20.2%	19.3%
Adjusted Operating Expense as % of net sales	17.5%	17.5%

Adjusted Net Income (Loss)

The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss) for each of the periods indicated (in millions):

	Three Months Ended December 31,
	2021	2020
Net income (loss) from continuing operations	$68.1	$47.4
Adjusting items:
Acquisition costs	23.6	28.6
Restructuring costs	25.5	2.8
COVID-19 impacts	1.0	0.3
Total adjusting items	50.1	31.7
Less: tax impact of adjusting items[1]	(12.9)	(8.1)
Total adjustments, net of tax	37.2	23.6
Adjusted Net Income (Loss)	$105.3	$71.0

Net sales	$1,754.9	$1,576.5
Net income (loss) as % of sales	3.9%	3.0%
Adjusted Net Income (Loss) as % of sales	6.0%	4.5%

______________________________

1.
Amounts represent tax impact on adjustments that are not included in our income tax provision (benefit) for the periods presented. The tax impact of adjustments for the three months ended December 31, 2021 and 2020 were calculated using a blended effective tax rate of 25.7% and 25.6%, respectively.

Adjusted EBITDA

The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in millions):

	Three Months Ended December 31,
	2021	2020
Net income (loss) from continuing operations	$68.1	$47.4
Interest expense, net	17.0	31.3
Income taxes	20.9	17.7
Depreciation and amortization	38.7	39.4
Stock-based compensation	2.8	3.8
Acquisition costs[1]	0.4	1.1
Restructuring costs[1]	25.2	1.9
COVID-19 impacts[1]	1.0	0.3
Adjusted EBITDA	$174.1	$142.9

Net sales	$1,754.9	$1,576.5
Net income (loss) as % of net sales	3.9%	3.0%
Adjusted EBITDA as % of net sales	9.9%	9.1%

______________________________

1.
Amounts represent adjusting items included in SG&A and loss on sale of business; remaining adjusting item balances are embedded within the other line item balances reported in this table.

Seasonality and Quarterly Fluctuations

The demand for building materials is closely correlated to both seasonal changes and unpredictable weather patterns, therefore demand fluctuations are expected.

In general, our net sales and net income are highest in quarters ending June 30, September 30 and December 31, which represent the peak months of construction and re-roofing. Conversely, we have historically experienced low net income levels or net losses in quarters ending March 31, when winter construction cycles and cold weather patterns have an adverse impact on our customers’ ability to conduct their business.

Our balance sheet fluctuates throughout the year, driven by similar seasonal trends. We generally experience an increase in inventory and peak cash usage in the quarters ending March 31 and June 30, driven primarily by increased purchasing that is necessary to meet the rise in demand for our products during the warmer months. Accounts receivable, accounts payable, and cash collections are generally at their highest during the quarters ending June 30 and September 30, when sales are typically at their peak.

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

Our principal sources of liquidity as of December 31, 2021 were our cash and cash equivalents of $225.8 million and our available borrowings of approximately $1.28 billion under our asset-based revolving lines of credit.

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

The following table summarizes our cash flows for the periods indicated (in millions):

	Three Months Ended December 31,
	2021	2020
Net cash provided by (used in) operating activities	$49.6	$(39.1)
Net cash provided by (used in) investing activities	(74.8)	(17.3)
Net cash provided by (used in) financing activities	(9.1)	(105.8)
Effect of exchange rate changes on cash and cash equivalents	0.1	(1.0)
Net increase (decrease) in cash and cash equivalents	$(34.2)	$(163.2)

Operating Activities

Net cash provided by operating activities, including both continuing and discontinued operations, was $49.6 million in 2021, compared to cash used in operating activities of $39.1 million in 2020. Cash from operations increased $88.7 million primarily due to an incremental cash inflow of $64.1 million stemming from changes to our net working capital, mainly driven by a favorable change in cash outflows related to accounts payable and accrued expenses compared to the prior year, as well as an increase in net income after adjustments for non-cash items of $24.6 million. Operating cash flows used in discontinued operations for the three months ended December 31, 2020 were $6.4 million.

Investing Activities

Net cash used in investing activities, including both continuing and discontinued operations, was $74.8 million in 2021, compared to $17.3 million in 2020. The $57.5 million increase in cash used in investing activities was primarily due to the acquisition of Midway. Investing cash flows used in discontinued operations for the three months ended December 31, 2020 were $2.5 million.

Financing Activities

Net cash used in financing activities was $9.1 million in 2021, compared to $105.8 million in 2020. The $96.7 million decrease in cash used in financing activities was primarily due to a decrease in repayments of borrowings under our revolving lines of credit.

Capital Resources

In May 2021, we entered into a series of financing arrangements to refinance certain debt instruments to take advantage of lower market interest rates (the “2021 Debt Refinancing”). Upon completion of the 2021 Debt Refinancing, the weighted-average interest rate on our outstanding debt was 3.11% as of December 31, 2021, down from 4.21% as of March 31, 2021.

As of December 31, 2021, we had access to the following financing arrangements:

•
the 2026 U.S. Revolver, an asset-based revolving line of credit in the United States, in an amount up to $1.25 billion;
•
the 2026 Canada Revolver, an asset-based revolving line of credit in Canada, in an amount up to $50.0 million;
•
the 2028 Term Loan with an outstanding balance of $979.8 million; and
•
two separate senior notes instruments, including the 2029 Senior Notes and 2026 Senior Notes, with an outstanding balance of $346.3 million and $296.7 million, respectively.

See Note 9 in the Notes to Condensed Consolidated Financial Statements for additional information on our current financing arrangements and the 2021 Debt Refinancing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 have not changed materially during the three months ended December 31, 2021.

Item 4. Controls and Procedures

As of December 31, 2021, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)). Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

There have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

10.1*+	Description of Beacon Roofing Supply, Inc. Executive Annual Incentive Plan

10.2+	Form of Indemnification Agreement between Beacon Roofing Supply, Inc. and directors, executive officers and certain other officers.	8-K	10.1	November 17, 2021

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350

101*	101.INS Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

_________________________________________

+ Management contract or compensatory plan/arrangement

* Filed herewith

** Furnished herewith

Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Inline Extensible Business Reporting Language (iXBRL) are attached as Exhibit 101 to this Transition Report on Form 10-Q:

(i)
the Condensed Consolidated Balance Sheets as of December 31, 2021; September 30, 2021; and December 31, 2020,
(ii)
the Condensed Consolidated Statements of Operations for the three months ended December 31, 2021 and 2020,
(iii)
the Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2021 and 2020,
(iv)
the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended December 31, 2021 and 2020,
(v)
the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2021 and 2020, and
(vi)
the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: February 4, 2022	BY:	/s/ FRANK A. LONEGRO
Frank A. Lonegro
Executive Vice President & Chief Financial Officer