Form 10-Q
period 2022-03-31
BEACON ROOFING SUPPLY INC
filed 2022-05-06
CIK 1124941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to __________

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

As of April 30, 2022, 68,741,689 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.

FORM 10-Q

For the Quarter Ended March 31, 2022

PART I. Financial Information (Unaudited)

Item 1. Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in millions, except per share amounts)

	March 31,	December 31,	March 31,
	2022	2021	2021
Assets
Current assets:
Cash and cash equivalents	$52.4	$225.8	$619.3
Accounts receivable, less allowance of $15.5, $16.1 and $21.0 as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively	1,008.5	855.2	759.5
Inventories, net	1,462.1	1,161.7	1,087.1
Prepaid expenses and other current assets	388.4	367.2	312.2
Total current assets	2,911.4	2,609.9	2,778.1
Property and equipment, net	281.9	256.3	218.9
Goodwill	1,776.7	1,777.4	1,761.3
Intangibles, net	399.6	421.0	465.0
Operating lease right-of-use assets, net	419.7	413.9	368.5
Deferred income taxes, net	58.5	61.9	90.2
Other assets, net	1.1	8.9	6.4
Total assets	$5,848.9	$5,549.3	$5,688.4

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,052.2	$794.2	$689.0
Accrued expenses	410.8	472.1	572.8
Current portion of operating lease liabilities	89.6	89.0	85.2
Current portion of finance lease liabilities	9.6	6.4	3.0
Current portion of long-term debt/obligations	10.0	10.0	10.7
Total current liabilities	1,572.2	1,371.7	1,360.7
Borrowings under revolving lines of credit, net	145.6	—	—
Long-term debt, net	1,611.2	1,612.9	2,079.3
Deferred income taxes, net	0.9	0.8	—
Operating lease liabilities	333.3	326.3	283.0
Finance lease liabilities	40.7	26.0	12.9
Total liabilities	3,703.9	3,337.7	3,735.9
Commitments and contingencies (Note 12)
Convertible Preferred Stock (voting); $0.01 par value; aggregate liquidation preference $400.0; 0.4 shares authorized, issued and outstanding as of March 31, 2022, December 31, 2021 and March 31, 2021 (Note 6)	399.2	399.2	399.2
Stockholders' equity:
Common stock (voting); $0.01 par value; 100.0 shares authorized; 68.7, 70.4 and 69.8 shares issued and outstanding as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively	0.7	0.7	0.7
Undesignated preferred stock; 5.0 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	1,135.9	1,148.6	1,126.2
Retained earnings	619.3	682.5	451.2
Accumulated other comprehensive income (loss)	(10.1)	(19.4)	(24.8)
Total stockholders' equity	1,745.8	1,812.4	1,553.3
Total liabilities and stockholders' equity	$5,848.9	$5,549.3	$5,688.4

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Condensed Consolidated Statements of Operations

(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Net sales	$1,686.9	$1,318.0
Cost of products sold	1,247.4	985.2
Gross profit	439.5	332.8
Operating expense:
Selling, general and administrative	309.3	267.8
Depreciation	17.5	14.6
Amortization	21.4	27.6
Total operating expense	348.2	310.0
Income (loss) from operations	91.3	22.8
Interest expense, financing costs, and other	16.6	28.6
Loss on debt extinguishment	—	9.5
Income (loss) from continuing operations before income taxes	74.7	(15.3)
Provision for (benefit from) income taxes	18.9	(4.8)
Net income (loss) from continuing operations	55.8	(10.5)
Net income (loss) from discontinued operations[1]	—	4.2
Net income (loss)	55.8	(6.3)
Dividends on Preferred Stock	6.0	6.0
Net income (loss) attributable to common stockholders	$49.8	$(12.3)

Weighted-average common stock outstanding[2]:
Basic	70.1	69.6
Diluted	71.3	69.6

Net income (loss) per share[2]:
Basic - Continuing operations	$0.62	$(0.24)
Basic - Discontinued operations	—	0.06
Basic net income (loss) per share	$0.62	$(0.18)

Diluted - Continuing operations	$0.61	$(0.24)
Diluted - Discontinued operations	—	0.06
Diluted net income (loss) per share	$0.61	$(0.18)

______________________________

1 See Note 4 for additional information.

2 See Note 6 for detailed calculations and further discussion.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited; in millions)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$55.8	$(6.3)
Other comprehensive income (loss):
Foreign currency translation adjustment	1.5	1.0
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	7.8	3.4
Total other comprehensive income (loss)	9.3	4.4
Comprehensive income (loss)	$65.1	$(1.9)

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in millions)

	Common Stock			Retained
	Shares	Amount	APIC[1]	Earnings	AOCI[2]	Total
Three Months Ended March 31, 2022
Balance as of December 31, 2021	70.4	$0.7	$1,148.6	$682.5	$(19.4)	$1,812.4
Repurchase and retirement of common stock, net[3]	(1.9)	—	—	(113.0)	—	(113.0)
Equity forward contract[3]	—	—	(25.0)	—	—	(25.0)
Issuance of common stock, net of shares withheld for taxes	0.2	—	7.2	—	—	7.2
Stock-based compensation	—	—	5.1	—	—	5.1
Other comprehensive income (loss)	—	—	—	—	9.3	9.3
Net income (loss)	—	—	—	55.8	—	55.8
Dividends on Preferred Stock	—	—	—	(6.0)	—	(6.0)
Balance as of March 31, 2022	68.7	$0.7	$1,135.9	$619.3	$(10.1)	$1,745.8

Three Months Ended March 31, 2021
Balance as of December 31, 2020	69.4	$0.7	$1,109.8	$463.5	$(29.2)	$1,544.8
Issuance of common stock, net of shares withheld for taxes	0.4	—	9.1	—	—	9.1
Stock-based compensation	—	—	7.3	—	—	7.3
Other comprehensive income (loss)	—	—	—	—	4.4	4.4
Net income (loss)	—	—	—	(6.3)	—	(6.3)
Dividends on Preferred Stock	—	—	—	(6.0)	—	(6.0)
Balance as of March 31, 2021	69.8	$0.7	$1,126.2	$451.2	$(24.8)	$1,553.3

____________________________________

1.
Additional Paid-in Capital (“APIC”).
2.
Accumulated Other Comprehensive Income (Loss) ("AOCI").
3.
See Note 8 for additional information.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.

Condensed Consolidated Statements of Cash Flows1

(Unaudited; in millions)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income (loss)	$55.8	$(6.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	38.9	42.4
Stock-based compensation	5.1	7.3
Certain interest expense and other financing costs	1.3	2.7
Loss on debt extinguishment	—	9.5
Gain on sale of fixed assets and other	(1.2)	(0.8)
Deferred income taxes	1.4	(78.7)
Loss on sale of business	—	2.4
Changes in operating assets and liabilities:
Accounts receivable	(153.0)	(11.9)
Inventories	(299.9)	(137.7)
Prepaid expenses and other current assets	(19.6)	27.4
Accounts payable and accrued expenses	202.1	59.9
Other assets and liabilities	7.1	(0.2)
Net cash provided by (used in) operating activities	(162.0)	(84.0)

Investing Activities
Purchases of property and equipment	(22.8)	(14.1)
Acquisition of business, net	(0.4)	—
Proceeds from sale of business	—	837.0
Proceeds from the sale of assets	1.2	0.8
Net cash provided by (used in) investing activities	(22.0)	823.7

Financing Activities
Borrowings under revolving lines of credit	296.0	—
Payments under revolving lines of credit	(143.5)	(157.0)
Payments under term loan	(2.5)	(426.4)
Payments under equipment financing facilities and finance leases	(2.2)	(1.7)
Repurchase and retirement of common stock, net	(113.0)	—
Advance payment for equity forward contract	(25.0)	—
Payment of dividends on Preferred Stock	(6.0)	(6.0)
Proceeds from issuance of common stock related to equity awards	7.3	10.6
Payment of taxes related to net share settlement of equity awards	(0.1)	(1.5)
Net cash provided by (used in) financing activities	11.0	(582.0)

Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.2

Net increase (decrease) in cash and cash equivalents	(173.4)	157.9
Cash and cash equivalents, beginning of period	225.8	461.4
Cash and cash equivalents, end of period	$52.4	$619.3

Supplemental Cash Flow Information
Operating cash flows provided by (used in) discontinued operations	$—	(21.8)
Cash paid during the period for:
Interest	$8.2	$9.4
Income taxes, net of refunds[2]	$2.4	$15.9

______________________________

1.
Unless otherwise noted, amounts include both continuing and discontinued operations.
2.
Three months ended March 31, 2021 amount includes $3.3 million related to the Interior Products divestiture.

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

On February 10, 2021, the Company completed the sale of its interior products and insulation businesses (“Interior Products”) to Foundation Building Materials Holding Company LLC (“FBM”), pursuant to that certain Equity Purchase Agreement, dated as of December 20, 2020 (the “Purchase Agreement”), by and between the Company and ASP Sailor Acquisition Corp. (“ASP”), for approximately $850 million in cash (subject to a working capital and certain other adjustments as set forth in the Purchase Agreement). On January 29, 2021, ASP assigned the Purchase Agreement to FBM. Unless otherwise noted, the Company has reflected Interior Products as discontinued operations for the three months ended March 31, 2021. For additional information, see Notes 2 and 4.

The Company operates its business primarily under the trade name "Beacon Building Products" and services customers in all 50 states throughout the U.S. and 6 provinces in Canada. The Company’s material subsidiaries are Beacon Sales Acquisition, Inc. and Beacon Roofing Supply Canada Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. Additionally, the Company has reflected Interior Products as discontinued operations for the three months ended March 31, 2021. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations. Certain prior period amounts have been reclassified to conform to current period presentation.

The balance sheet as of March 31, 2021 has been presented for a better understanding of the impact of seasonal fluctuations on the Company’s financial condition. The three-month periods ended March 31, 2022 and 2021 each had 63 business days.

On August 11, 2021, the Company’s Board of Directors approved a change in its fiscal year end from September 30 to December 31. The Company’s 2022 fiscal year began on January 1, 2022 and will end on December 31, 2022. This change better aligns the Company’s financial reporting calendar with many of its industry peers and provides internal benefits by shifting the timing of the budgeting, physical inventory, and performance review cycles away from the Company’s busiest time of year.

In management’s opinion, the condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2022.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2021 as well as the unaudited Condensed Consolidated Financial Statements and Notes thereto contained in the Company’s Transition Report on Form 10-Q for the period from October 1, 2021 to December 31, 2021.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Significant items subject to such estimates include accounts receivable, vendor incentives, inventories, purchase price allocations, goodwill and intangibles, and income taxes. Assumptions made in the development of these estimates contemplate the impact of the novel coronavirus (“COVID‑19”) on the economy and the Company’s anticipated results. Actual amounts could differ materially from these estimates.

Business Combinations

The Company records acquisitions resulting in the consolidation of a business using the acquisition method of accounting. Under this method, the Company records the assets acquired, including intangible assets that can be identified and named, and liabilities assumed based on their estimated fair values at the date of acquisition. The Company uses an income approach to determine the fair value of acquired intangible assets, specifically the multi-period excess earnings method for customer relationships and the relief from royalty method for trade names. Various Level 3 fair value assumptions are used in the determination of these estimated fair values, including items such as sales growth rates, cost synergies, customer attrition rates, discount rates, and other prospective financial information. The purchase price in excess of the fair value of the assets acquired and liabilities assumed is recorded as goodwill. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Transaction costs associated with acquisitions are expensed as incurred and are included as a component of selling, general and administrative expense within the condensed consolidated statements of operations.

Recent Accounting Pronouncements—Not Yet Adopted

In October 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU 2021-08, “Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The guidance is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. The guidance requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606 as if the acquirer had originated the contracts, as opposed to recognizing and measuring such contract assets and liabilities at fair value on the acquisition date. The standard will be effective for business combinations that occur after January 1, 2023. Early adoption is permitted. The guidance will be applied prospectively to acquisitions occurring on or after the effective date. The Company will continue to evaluate the impact of this guidance, which would depend on the contract assets and liabilities assumed in any future business combinations.

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

3. Acquisitions

The Company has not provided pro forma results of operations for the transactions below, as the transactions individually and in the aggregate are not material to the Company. The results of operations for these transactions are included in the Company’s condensed consolidated statements of operations from the date of the acquisition.

Midway

On November 1, 2021, the Company acquired 100% of the equity interests of Midway Sales & Distributing, Inc. ("Midway"), a leading Midwest distributor of residential and commercial exterior building and roofing supplies with 10 branches across Kansas, Missouri and Nebraska and annual sales of approximately $130 million prior to the acquisition.

The Company recorded the acquired assets and assumed liabilities related to this transaction at their estimated acquisition date fair values, which resulted in $28.7 million of goodwill (all of which is deductible for tax purposes) and $38.5 million of intangible assets based on our provisional estimate of the fair value of assets acquired and liabilities assumed as of March 31, 2022. Total transaction costs incurred by the Company were $0.4 million for the three months ended December 31, 2021.

Crabtree

On January 1, 2022, the Company purchased 100% of the equity interests in Crabtree Siding and Supply (“Crabtree”), a wholesale distributor of residential exterior building materials, including a broad offering of complementary products, to contractors and homebuilder customers and annual sales of approximately $1 million prior to the acquisition.

The Company recorded the acquired assets and assumed liabilities related to this transaction at their estimated acquisition date fair values, which resulted in $0.2 million of goodwill (all of which is deductible for tax purposes ). Total transaction costs incurred by the Company were not material for the three months ended March 31, 2022.

Lowry’s

In connection with our May 1, 2017 acquisition of Lowry’s Inc., the Company recorded an indemnity holdback liability, which was remeasured to fair value at each reporting period until the contingency was resolved. During the three months ended March 31, 2022, the contingency was resolved and the Company released the indemnity holdback liability, resulting in a gain of $0.9 million, which is included as a component of selling, general and administrative expense within the condensed consolidated statements of operations.

4. Divestitures

Solar Products

On December 1, 2021, the Company completed the divestiture of its solar products business ("Solar Products") in order to focus on the Company’s core exteriors business. The Company recorded a loss on sale of $22.3 million in the three months ended December 31, 2021. The results of operations from Solar Products were included within income from continuing operations for the three months ended March 31, 2021 and were not material to the Company’s overall results.

Interior Products

On February 10, 2021, the Company completed the sale of Interior Products to FBM pursuant to the Purchase Agreement for approximately $850 million in cash (subject to a working capital and certain other adjustments as set forth in the Purchase Agreement). The final adjusted purchase price for Interior Products was $842.7 million. During the three months ended December 31, 2021, the company received $6.6 million of final purchase consideration from FBM.

The Company completed this divestiture of net assets previously acquired in 2018 as part of the Allied Acquisition (as defined in Note 6) to reduce net leverage, strengthen its balance sheet, enhance leadership focus, and provide the financial flexibility to pursue strategic growth initiatives in its core exteriors business.

The following table reconciles major line items constituting pretax income (loss) from discontinued operations to net income (loss) from discontinued operations as presented in the condensed consolidated statements of operations (in millions):

Three Months Ended
March 31, 2021
Net sales	$109.1
Cost of products sold	(80.3)
Selling, general and administrative	(21.0)
Depreciation and amortization	(0.2)
Other income (loss)	—
Loss on sale	(2.4)
Pretax income (loss) from discontinued operations	5.2
Provision for (benefit from) income taxes	1.0
Net income (loss) from discontinued operations	$4.2

There were no results from discontinued operations in the three months ended March 31, 2022. There were no assets or liabilities held for sale as of March 31, 2022, December 31, 2021 or March 31, 2021.

5. Net Sales

The following table presents the Company’s net sales by product line and geography (in millions):

	U.S.	Canada	Total
Three Months Ended March 31, 2022
Residential roofing products	$835.8	$10.6	$846.4
Non-residential roofing products	457.4	30.3	487.7
Complementary building products	350.9	1.9	352.8
Total net sales	$1,644.1	$42.8	$1,686.9

Three Months Ended March 31, 2021
Residential roofing products	$686.1	$8.9	$695.0
Non-residential roofing products	305.9	23.8	329.7
Complementary building products	291.6	1.7	293.3
Total net sales	$1,283.6	$34.4	$1,318.0

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

The following table presents the components and calculations of basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss) from continuing operations	$55.8	$(10.5)
Dividends on Preferred Stock	(6.0)	(6.0)
Undistributed income from continuing operations allocated to participating securities	(6.1)	—
Net income (loss) from continuing operations attributable to common stockholders - Basic and Diluted	43.7	(16.5)
Net income (loss) from discontinued operations attributable to common stockholders - Basic and Diluted	—	4.2
Net income (loss) attributable to common stockholders - Basic and Diluted	$43.7	$(12.3)

Denominator:
Weighted-average common shares outstanding - Basic	70.1	69.6
Effect of common share equivalents	1.2	—
Weighted-average common shares outstanding - Diluted	71.3	69.6

Net income (loss) per share:
Basic - Continuing operations	$0.62	$(0.24)
Basic - Discontinued operations	—	0.06
Basic net income (loss) per share	$0.62	$(0.18)

Diluted - Continuing operations	$0.61	$(0.24)
Diluted - Discontinued operations	—	0.06
Diluted net income (loss) per share	$0.61	$(0.18)

The following table includes the number of shares that may be dilutive common shares in the future (in millions). These shares were not included in the computation of diluted net income (loss) per share because the effect was either anti-dilutive or the requisite performance conditions were not met:

	Three Months Ended March 31,
	2022	2021
Stock options	0.1	0.7
Preferred Stock	9.7	9.7
Equity forward contract	0.4	—

7. Stock-based Compensation

On December 23, 2019, the Board of Directors of the Company approved the Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan (the “2014 Plan”). On February 11, 2020, the stockholders of the Company approved an additional 4,850,000 shares to be reserved for issuance under the 2014 Plan. The 2014 Plan, which was originally approved by the stockholders on February 12, 2014, provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights to selected employees and non-employee directors. The 2014 Plan mandates that all shares underlying lapsed, forfeited, expired, terminated, cancelled and withheld awards, including those from the predecessor plan, be returned to the 2014 Plan and made available for issuance. As of March 31, 2022, there were 3,807,646 shares of common stock available for issuance pursuant to the 2014 Plan. The 2014 Plan is the only plan maintained by the Company pursuant to which equity awards are granted.

All unvested equity awards contain a “double trigger” change in control mechanism. Unless an award is continued or assumed by a public company in an equitable manner, such award shall become fully vested immediately prior to a change in control (in the case of a restricted stock unit award with performance conditions at 100% of the grant target, and in the case of a restricted stock unit award with market conditions at 100% of the award then earned but not then vested). If an award is so continued or assumed, vesting will continue in accordance with the terms of the award, unless there is a qualifying termination within one-year following the change in control, in which event the award shall immediately become fully vested (in the case of a restricted stock unit award with performance conditions at 100% of the grant target, and in the case of a restricted stock unit award with market conditions at 100% of the award then earned but not then vested).

Stock Options

Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in three annual installments over the three-year period following the grant dates.

The fair values of the options granted for the three months ended March 31, 2022 were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.92%
Expected volatility	48.89%
Expected life (in years)	5.14
Dividend yield	—

The following table summarizes all stock option activity for the three months ended March 31, 2022 (in millions, except per share amounts and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of December 31, 2021	1.6	$35.25	5.8	$36.2
Granted	0.2	58.98
Exercised	(0.2)	37.99
Canceled/Forfeited	(0.0)	49.40
Balance as of March 31, 2022	1.6	$37.71	6.3	$35.0
Vested and expected to vest after March 31, 2022	1.6	$37.43	6.2	$34.6
Exercisable as of March 31, 2022	1.1	$35.00	5.1	$26.7

_____________________________

1.
Aggregate intrinsic value represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.

During the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense related to stock options of $0.8 million and $1.2 million, respectively. As of March 31, 2022, there was $7.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

The following table summarizes additional information on stock options (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Weighted-average fair value per share of stock options granted	$26.49	$—
Total grant date fair value of stock options vested	$0.1	$1.3
Total intrinsic value of stock options exercised	$4.2	$6.5

Restricted Stock Units

Time-based restricted stock unit (“RSU”) awards granted to employees are subject to continued employment and generally vest on the third anniversary of the grant date. The Company also grants certain RSU awards to management that additionally may contain market or performance conditions. Market conditions are incorporated into the grant date fair value of the management awards with market conditions using a Monte Carlo valuation model. Compensation expense for management awards with market conditions is recognized over the service period and is not reversed if the market condition is not met. For awards with performance conditions, the actual number of awards that will vest can range from 0% to 200% of the original grant amount, depending upon actual Company performance below or above the established performance metric targets. At each reporting date, the Company estimates performance in relation to the defined targets when determining the projected number of management awards with performance conditions that are expected to vest and calculating the related stock-based compensation expense. Management awards with performance conditions are amortized over the service period if, and to the extent, it is determined that achievement of the performance condition is probable. If awards with market, performance and/or service conditions are forfeited due to failure to achieve performance conditions or failure to satisfy service conditions, any previously recognized expense for such awards is reversed.

RSUs granted to non-employee directors are subject to continued service and vest on the first anniversary of the grant date (except under certain conditions). Generally, the common shares underlying the RSUs are not eligible for distribution until the non-employee director’s service on the Board has terminated, and for non-employee director RSU grants made prior to fiscal year 2014, the share distribution date is six months after the director’s termination of service on the board. Any non-employee directors who have Beacon equity holdings (defined as common stock and outstanding vested equity awards) with a total fair value that is greater than or equal to five times the annual Board cash retainer may elect to have any future RSU grants settle simultaneously with vesting.

The following table summarizes all RSU activity for the three months ended March 31, 2022 (in millions, except grant date fair value amounts):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2021	0.7	$35.99
Granted	0.7	50.99
Released	(0.0)	43.63
Canceled/Forfeited	(0.0)	35.54
Balance as of March 31, 2022	1.4	$43.33
Vested and expected to vest after March 31, 2022[1]	1.5	$42.19

_________________________________________

1.
As of March 31, 2022, outstanding awards with performance conditions were expected to vest at greater than 100% of their original grant amount.

The above table represents regular annual RSU awards granted during the three months ended March 31, 2022, as well as a special grant, made in connection with the Company’s Ambition 2025 strategic plan to approximately 115 employees, consisting of the Company’s executive officers (other than the Chief Executive Officer who is not eligible for the program), other members of senior management, and key operations and sales leaders. A total of 0.4 million RSUs with market conditions were awarded. The latter awards were granted in order to align executives and managers at various levels of the Company with the initiatives implemented to achieve the Company's long-term shareholder return goals set forth in the Ambition 2025 strategic plan.

During the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense related to RSUs of $4.3 million and $3.0 million, respectively. As of March 31, 2022, there was $42.5 million of unrecognized compensation expense related to unvested RSUs (including unrecognized expense for RSUs with performance conditions at their estimated value as of March 31, 2022), which is expected to be recognized over a weighted-average period of 2.3 years.

The following table summarizes additional information regarding RSUs (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Weighted-average fair value per share of RSUs granted	$50.99	$47.44
Total grant date fair value of RSUs vested	$1.6	$5.0
Total intrinsic value of RSUs released	$0.8	$4.9

8. Share Repurchase Program

On February 24, 2022, the Company announced a new share repurchase program (the “Repurchase Program”), pursuant to which the Company may purchase up to $500 million of its common stock. Share repurchases under the Repurchase Program may be made from time to time through various means, including open market purchases (including block trades), privately negotiated transactions, accelerated share repurchase transactions or through a series of forward purchase agreements, option contracts or similar agreements and contracts (including Rule 10b5-1 plans) adopted by the Company, in each case in accordance with the rules and regulations of the Securities and Exchange Commission, including, if applicable, Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing, volume, and nature of share repurchases pursuant to the Repurchase Program are at the discretion of management and may be suspended or discontinued at any time. Shares repurchased under the Repurchase Program are retired immediately and are included in the category of authorized but unissued shares. The excess of the purchase price over the par value of the common shares is reflected in retained earnings.

On March 10, 2022, pursuant to the Repurchase Program, the Company entered into a Variable Tenor ASR Master Agreement (the “ASR Agreement”) with Citibank, N.A. (“Citi”) to repurchase $125 million (the “Repurchase Price”) of its common stock. Under the terms of the ASR Agreement, the Company paid the Repurchase Price to Citi and received an initial share delivery of 1,689,189 shares of its common stock from Citi, representing 80% of the expected share repurchases under the ASR Agreement, based on the closing price of the Company’s common stock of $59.20 on March 11, 2022. The final number of shares to be repurchased pursuant to the ASR Agreement will be determined upon settlement based on the daily volume-weighted average price of the Company’s common stock during the term of the ASR Agreement, less a discount and subject to adjustments pursuant to the terms of the ASR Agreement. At settlement, Citi will deliver additional shares of the Company’s common stock to the Company, or, under certain circumstances, the Company will deliver cash or shares of the Company’s common stock to Citi, with the method of settlement at the Company’s election. As of March 31, 2022, the remaining $25 million of the Repurchase Price was evaluated as an unsettled equity forward contact indexed to the Company’s common stock and classified within stockholders’ equity as a reduction to additional paid in capital. The final settlement of the ASR Agreement is expected to be completed in the second quarter of 2022.

During the three months ended March 31, 2022, the Company also repurchased on the open market 221,658 shares of its common stock at an average price of $57.98 per share for an aggregate purchase price of $12.9 million.

As of March 31, 2022, the Company had approximately $362.1 million available for repurchases remaining under the Repurchase Program. There were no share repurchases during the three months ended March 31, 2021.

9. Goodwill and Intangible Assets

Goodwill

The following table sets forth the change in the carrying amount of goodwill during the three months ended March 31, 2022 (in millions):

Balance as of December 31, 2021	$1,777.4
Acquisitions	(1.2)
Translation and other adjustments	0.5
Balance as of March 31, 2022	$1,776.7

The changes in the carrying amount of goodwill for the three months ended March 31, 2022 were driven primarily by measurement period adjustments for the acquisition of Midway. See Note 3 for additional information.

Intangible Assets

The intangible asset lives range from 5 to 20 years. The following table summarizes intangible assets by category (in millions, except time periods):

	March 31,	December 31,	March 31,	Weighted- Average Remaining Life[1]
	2022	2021	2021	(Years)
Amortizable intangible assets:
Non-compete agreements	$0.2	$0.2	$0.2	0.2
Customer relationships	1,092.4	1,092.3	1,086.0	15.3
Trademarks	1.0	1.0	—	1.6
Total amortizable intangible assets	1,093.6	1,093.5	1,086.2	15.3
Accumulated amortization	(703.8)	(682.3)	(631.0)
Total amortizable intangible assets, net	389.8	411.2	455.2
Indefinite-lived trademarks	9.8	9.8	9.8
Total intangibles, net	$399.6	$421.0	$465.0

__________________________________

1.
As of March 31, 2022.

The following table summarizes the estimated future amortization expense for intangible assets (in millions):

Year Ending December 31,
2022 (Apr - Dec)	$60.2
2023	66.9
2024	53.9
2025	43.7
2026	35.2
Thereafter	129.9
Total future amortization expense	$389.8

10. Financing Arrangements

The following table summarizes all outstanding debt (presented net of unamortized debt issuance costs) and other financing arrangements (in millions):

	March 31,	December 31,	March 31,
	2022	2021	2021
Revolving Lines of Credit
2026 ABL:
2026 U.S. Revolver[1]	145.6	—	—
2026 Canada Revolver	—	—	—
Borrowings under revolving lines of credit, net	$145.6	$—	$—

Long-term Debt, net
Term Loan:
2025 Term Loan[2]	$—	$—	$505.6
2028 Term Loan[3]	977.9	979.8	—
Current portion	(10.0)	(10.0)	(9.7)
Long-term borrowings under term loan	967.9	969.8	495.9
Senior Notes:
2025 Senior Notes[4]	—	—	1,287.2
2026 Senior Notes[5]	296.9	296.8	296.2
2029 Senior Notes[6]	346.4	346.3	—
Long-term borrowings under senior notes	643.3	643.1	1,583.4
Long-term debt, net	$1,611.2	$1,612.9	$2,079.3

Equipment Financing Facilities, net
Equipment financing facilities[7]	$—	$—	$1.0
Current portion	—	—	(1.0)
Long-term obligations under equipment financing, net	$—	$—	$—

_______________________________

1.
Effective rate on borrowings of 2.51% as of March 31, 2022.
2.
Interest rate of 2.36% as of March 31, 2021.
3.
Interest rate of 2.46% as of March 31, 2022 and December 31, 2021.
4.
Interest rate of 4.875% as of March 31, 2021.
5.
Interest rate of 4.50% for all periods presented.
6.
Interest rate of 4.125% as of March 31, 2022 and December 31, 2021.
7.
Fixed interest rates ranging from 2.33% to 2.89% as of March 31, 2021.

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

As of March 31, 2022, the outstanding balance on the 2029 Senior Notes, net of $3.6 million of unamortized debt issuance costs, was $346.4 million.

2026 ABL

On May 19, 2021, the Company entered into a $1.30 billion senior secured asset-based revolving credit facility with Wells Fargo Bank, N.A. and a syndicate of other lenders. The 2026 ABL provides for revolving loan commitments in both the United States in an amount up to $1.25 billion (“2026 U.S. Revolver”) and Canada in an amount up to $50.0 million (“2026 Canada Revolver”) (as such amounts may be reallocated pursuant to the terms of the 2026 ABL). The 2026 ABL has a maturity date of May 19, 2026. The 2026 ABL has various borrowing tranches with an interest rate based, at the Company’s option, on a base rate, plus an applicable margin, or a reserve adjusted LIBOR rate, plus an applicable margin. The applicable margin for borrowings is based on the Company’s quarterly average excess availability as determined by reference to a borrowing base and ranges from 0.25% to 0.75% per annum in the case of base rate borrowings and 1.25% to 1.75% per annum in the case of LIBOR borrowings. The unused commitment fees on the 2026 ABL are 0.20% per annum.

The 2026 ABL contains a springing financial covenant that requires a minimum 1.00 : 1.00 Fixed Charge Coverage Ratio (consolidated EBITDA less capital expenditures to fixed charges, each as defined in the 2026 ABL credit agreement) as of the end of each fiscal quarter (in each case, calculated on a trailing four fiscal quarter basis). The covenant would become operative if the Company failed to maintain a specified minimum amount of availability to borrow under the 2026 ABL, which was not applicable to the Company as of March 31, 2022.

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

As of March 31, 2022, the outstanding balance on the 2026 ABL, net of $6.9 million of unamortized debt issuance costs, was $145.6 million. The Company also had outstanding standby letters of credit related to the 2026 U.S. Revolver in the amount of $12.8 million as of March 31, 2022.

2028 Term Loan

On May 19, 2021, the Company entered into a $1.00 billion senior secured term loan B facility with Citi and a syndicate of other lenders. The 2028 Term Loan requires quarterly principal payments in the amount of $2.5 million, with the remaining outstanding principal to be paid on its May 19, 2028 maturity date. The interest rate is based, at the Company’s option, on a base rate, plus an applicable margin, or a reserve adjusted LIBOR rate, plus an applicable margin. The applicable margin for the 2028 Term Loan ranges, depending on the Company’s consolidated total leverage ratio (consolidated total indebtedness to consolidated EBITDA, each as defined in the 2028 Term Loan credit agreement), from 1.25% to 1.50% per annum in the case of base rate borrowings and 2.25% to 2.50% per annum in the case of LIBOR borrowings.

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

As of March 31, 2022, the outstanding balance on the 2028 Term Loan, net of $14.6 million of unamortized debt issuance costs, was $977.9 million.

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

As of March 31, 2022, the outstanding balance on the 2026 Senior Notes, net of $3.1 million of unamortized debt issuance costs, was $296.9 million.

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

2025 Term Loan

On January 2, 2018, the Company entered into a $970.0 million term loan with Citi and a syndicate of other lenders. The 2025 Term Loan required quarterly principal payments in the amount of $2.4 million, with the remaining outstanding principal to be paid on its original maturity date of January 2, 2025. The interest rate was based, at the Company’s option, on a base rate, plus an applicable margin, or a reserve adjusted LIBOR rate, plus an applicable margin. The applicable margin was 1.25% per annum with respect to base rate borrowings and 2.25% per annum with respect to LIBOR borrowings. The Company had the option of selecting a LIBOR period that determined the rate at which interest would accrue, as well as the period in which interest payments were made. In February 2021, the Company made an additional principal payment of $423.9 million and wrote off $9.5 million of related debt issuance costs. On May 19, 2021, in conjunction with the 2021 Debt Refinancing, the Company paid the remaining $517.0 million balance of the 2025 Term Loan and wrote off $1.1 million of related debt issuance costs.

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

11. Leases

The following table summarizes components of lease costs recognized in the condensed consolidated statements of operations (in millions; amounts include both continuing and discontinued operations):

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$27.5	$26.8
Finance lease costs:
Amortization of right-of-use assets	2.7	1.2
Interest on lease obligations	0.4	0.1
Variable lease costs	2.2	2.4
Total lease costs	$32.8	$30.5

The following table presents supplemental cash flow information related to the Company's leases (in millions):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$25.8	$24.6
Operating cash flows from finance leases	$0.4	$0.1
Financing cash flows from finance leases	$2.3	$0.8
Right-of-use assets obtained in exchange for new finance lease liabilities	$20.1	$9.0
Right-of-use assets obtained in exchange for new operating lease liabilities	$11.6	$6.9

As of March 31, 2022, the Company’s operating leases had a weighted-average remaining lease term of 6.0 years and a weighted-average discount rate of 3.66%, and the Company’s finance leases had a weighted-average remaining lease term of 5.2 years and a weighted-average discount rate of 3.85%.

The following table summarizes future lease payments as of March 31, 2022 (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2022 (Apr - Dec)	$77.7	$8.4
2023	96.4	11.0
2024	81.2	10.9
2025	60.9	10.6
2026	47.7	9.0
Thereafter	107.2	5.3
Total future lease payments	471.1	55.2
Imputed interest	(48.2)	(4.9)
Total lease liabilities	$422.9	$50.3

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

The Company is subject to litigation from time to time in the ordinary course of business; however, the Company does not expect the results, if any, to have a material adverse impact on its results of operations, financial position or liquidity. The Company accrues a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The Company also considers whether an insurance recovery receivable is applicable and appropriate based on the specific legal claim. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims.

In December of 2018, a Beacon vehicle was involved in an accident that resulted in a fatality. The estate of the decedent and two bystanders have filed a lawsuit against the driver and Beacon. Trial is scheduled for August 2022. There can be no assurance as to the ultimate outcome of this legal proceeding; however, the Company intends to vigorously defend this case, unless it is determined that it is appropriate to be settled. As of March 31, 2022, the Company had no significant amounts accrued with respect to this matter as payment, if any, is not yet probable or reasonably estimable.

13. Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity.

The following table summarizes the components of, and changes in, accumulated other comprehensive loss (in millions):

	Foreign	Derivative
	Currency Translation	Financial Instruments	AOCI
Balance as of December 31, 2021	$(15.3)	$(4.1)	$(19.4)
Other comprehensive income before reclassifications	1.5	7.8	9.3
Balance as of March 31, 2022	$(13.8)	$3.7	$(10.1)

Gains (losses) on derivative instruments are recognized in the condensed consolidated statements of operations in interest expense, financing costs, and other.

14. Geographic Data

The following table summarizes certain geographic information (in millions):

	March 31,	December 31,	March 31,
	2022	2021	2021
Long-lived assets:
U.S.	$662.9	$666.5	$670.3
Canada	9.9	9.9	10.2
Total long-lived assets	$672.8	$676.4	$680.5

15. Fair Value Measurement

As of March 31, 2022, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

As of March 31, 2022, based upon recent trading prices (Level 2), the fair value of the Company’s $300.0 million 2026 Senior Notes was $299.3 million, and the fair value of the $350.0 million 2029 Senior Notes was $324.6 million.

As of March 31, 2022, the fair value of the Company’s term loan and revolving lines of credit approximated the amount outstanding. The Company estimates the fair value of its term loan and revolving lines of credit by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

16. Financial Derivatives

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

The effectiveness of the swaps will be assessed qualitatively by the Company during the lives of the hedges by (i) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and (ii) through an evaluation of the ability of the counterparty to the hedges to honor their obligations under the hedges. The Company performed a qualitative analysis as of March 31, 2022 and concluded that the swap agreements continue to meet the requirements under ASC 815 to qualify for cash flow hedge accounting. As of March 31, 2022, the fair value of the 3‑year swap, net of tax, was $0.4 million in favor of the counterparty, and the fair value of the 5‑year swap, net of tax, was $4.1 million in favor of the Company.

The Company records any differences paid or received on its interest rate hedges to interest expense, financing costs and other within the condensed consolidated statements of operations. The following table summarizes the combined fair values, net of tax, of the interest rate derivative instruments (in millions):

		Net Assets (Liabilities) as of
		March 31,	December 31,	March 31,
Instrument	Fair Value Hierarchy	2022	2021	2021
Designated interest rate swaps[1]	Level 2	$3.7	$(4.1)	$(10.0)

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

The following table summarizes the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (in millions):

	Three Months Ended March 31,
Instrument	2022	2021
Designated interest rate swaps	$7.8	$3.3

17. Quarterly Financial Data

The following table sets forth certain unaudited quarterly data for 2022 and 2021, which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of this data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends (in millions, except per share amounts):

	Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Net sales	$1,686.9	$1,754.9	$1,875.4	$1,872.1	$1,318.0
% of fiscal year’s net sales	n/m	25.7%	27.5%	27.5%	19.3%

Gross profit	$439.5	$461.6	$507.8	$517.4	$332.8
% of fiscal year’s gross profit	n/m	25.4%	27.9%	28.4%	18.3%

Net income (loss) from continuing operations	$55.8	$68.1	$104.5	$79.8	$(10.5)
Net income (loss)	$55.8	$68.0	$104.8	$76.5	$(6.3)
Net income (loss) attributable to common stockholders	$49.8	$62.0	$98.8	$70.5	$(12.3)

Net income (loss) from continuing operations per share - Basic	$0.62	$0.78	$1.23	$0.93	$(0.24)
Net income (loss) per share - Basic	$0.62	$0.78	$1.24	$0.89	$(0.18)

Net income (loss) from continuing operations per share - Diluted	$0.61	$0.76	$1.21	$0.91	$(0.24)
Net income (loss) per share - Diluted	$0.61	$0.76	$1.22	$0.87	$(0.18)

___________________________________________

n/m = not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis included in our 2021 Annual Report on Form 10-K, our Condensed Consolidated Financial Statements and the notes thereto included in our Transition Report on Form 10-Q for the period from October 1, 2021 to December 31, 2021 and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2022” refer to the three months ended March 31, 2022 being discussed and references to “2021” refer to the three months ended March 31, 2021 being discussed.

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

Overview

We are the largest publicly traded distributor of roofing materials and complementary building products in North America. We have served the building industry for over 90 years and as of March 31, 2022, we operated 448 branches throughout all 50 states in the U.S. and 6 provinces in Canada. We offer one of the most extensive ranges of high-quality professional grade exterior products comprising over 100,000 SKUs, and we serve over 80,000 residential and non-residential customers who trust us to help them save time, work more efficiently and enhance their businesses.

On January 1, 2022, the Company purchased 100% of the equity interests in Crabtree Siding and Supply (“Crabtree”), a wholesale distributor of residential exterior building materials, including a broad offering of complementary products, to contractors and homebuilder customers and annual sales of approximately $1 million prior to the acquisition. For additional information, see Note 3 in the Notes to Condensed Consolidated Financial Statements.

On December 1, 2021, we completed the divestiture of our solar products business ("Solar Products") in order to focus on the Company’s core exterior products business. The results of operations from Solar Products were not material to the Company. For additional information, see Note 4 in the Notes to Condensed Consolidated Financial Statements.

On November 1, 2021, the Company acquired 100% of the equity interests of Midway Sales & Distributing, Inc. ("Midway"), a leading Midwest distributor of residential and commercial exterior building and roofing supplies with 10 branches across Kansas, Missouri and Nebraska and annual sales of approximately $130 million prior to the acquisition. This acquisition strengthened the Company’s presence in the Midwest. For additional information, see Note 3 in the Notes to Condensed Consolidated Financial Statements.

On February 10, 2021, we completed the sale of our interior products and insulation businesses (“Interior Products”) to Foundation Building Materials Holding Company LLC for approximately $850 million in cash (subject to a working capital and certain other adjustments as set forth in the purchase agreement). As of September 30, 2021, the adjusted purchase price for Interior Products was $842.7 million. We used the proceeds from the divestiture of our Interior Products business to reduce net debt leverage and strengthen our balance sheet, which provides us the financial flexibility to pursue strategic growth initiatives in our core exterior products business. Beginning with the condensed consolidated financial statements for the three months ended December 31, 2020, we have reflected Interior Products as discontinued operations for the three months ended March 31, 2021. Unless otherwise noted, amounts and disclosures relate to our continuing operations. For additional information, see Note 4 in the Notes to Condensed Consolidated Financial Statements.

We are strategically focused on the two core markets of residential and non-residential roofing. As a distributor, we have a strong value proposition for both customers and suppliers providing scale, our networked model and specialized capabilities as competitive advantages. We intend to grow faster than the market by enhancing our customers’ experience, activating a complete go-to market strategy, expanding our footprint and driving margin enhancing initiatives.

Our differentiated service model is designed to solve customer needs. The scale of our business provides branch coverage, technology enablement and investment in our team that is the foundation of customer excellence. In addition, service is further enhanced by our On Time and Complete network (Beacon OTC®), market-based sales teams, and national call center. We also provide the most complete digital commerce platform in building products distribution creating value for customers who are able to operate their businesses more effectively and efficiently.

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

On February 24, 2022, we announced our Ambition 2025 Value Creation Framework to drive growth, enhance customer service and expand our footprint in key markets, which included new Ambition 2025 financial targets and the Repurchase Program (as defined and further detailed below) as well as strategic deployment of capital on acquisitions. We have pursued and finalized numerous smaller acquisitions in key markets to complement the expansion of our geographic footprint, such as our recently completed acquisitions of Midway and Crabtree. As part of Ambition 2025, we will continue to pursue strategic acquisitions to grow our business, and we remain heavily focused on improving our operations and continuing to identify additional opportunities for organic growth. Our recent highlights in these pursuits are demonstrated by the following results:

•
2022 organic daily sales growth of 25.6% compared to 2021, driven primarily by successful price execution;
•
two new branch locations in 2022; and
•
significant improvements in labor efficiency and fleet utilization metrics as compared to historical levels, driven by strategic cost actions.

COVID-19 Pandemic

We continue to monitor the ongoing impact of the COVID-19 pandemic, including the effects of recent notable variants of the virus. The health and safety of our employees, customers, and the communities in which we operate remains our top priority. Additional safety measures have been implemented in response to the COVID-19 pandemic. Our essential business designation status in all the local markets that we serve has not changed, and we have yet to experience a significant amount of business disruption from forced temporary branch closures due to COVID-19. To date, our business experienced the largest adverse impact from COVID-19 in the third quarter of fiscal year 2020, mainly in areas with significant government construction restrictions that have since been largely eliminated. We have the financial strength and operational flexibility to respond to future COVID-19 pandemic restrictions, and have taken proactive steps to make a number of the cost management initiatives undertaken in response to the COVID-19 pandemic permanent.

The exterior products industry experienced constrained supply chain dynamics in 2021, which has continued in 2022. As a result, we experienced cost increases and, at times, a limited ability to purchase enough product to meet consumer demand. We have continued to see an increase in our short-cycle backlog metrics. Open orders, a measure of our backlog, ended the quarter higher than the prior quarter-end. These trends, caused in large part from global disruptions related to the COVID-19 pandemic, may persist in the near-term. We took proactive measures to actively increase our inventory, price efficiently and deliver high-value solutions to our customers’ critical building material needs. As a leading distributor of essential building materials, we will continue to react quickly to market and supply chain developments and ensure high-quality service for our customers.

Comparison of the Three Months Ended March 31, 2022 and 2021

The following tables set forth condensed consolidated statements of operations data and such data as a percentage of total net sales for the periods presented (in millions):

	Three Months Ended March 31,
	2022	2021
Net sales	$1,686.9	$1,318.0
Cost of products sold	1,247.4	985.2
Gross profit	439.5	332.8
Operating expense:
Selling, general and administrative	309.3	267.8
Depreciation	17.5	14.6
Amortization	21.4	27.6
Total operating expense	348.2	310.0
Income (loss) from operations	91.3	22.8
Interest expense, financing costs, and other	16.6	28.6
Loss on debt extinguishment	—	9.5
Income (loss) from continuing operations before income taxes	74.7	(15.3)
Provision for (benefit from) income taxes	18.9	(4.8)
Net income (loss) from continuing operations	55.8	(10.5)
Net income (loss) from discontinued operations	—	4.2
Net income (loss)	55.8	(6.3)
Dividends on Preferred Stock	6.0	6.0
Net income (loss) attributable to common stockholders	$49.8	$(12.3)

	Three Months Ended March 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of products sold	73.9%	74.7%
Gross profit	26.1%	25.3%
Operating expense:
Selling, general and administrative	18.4%	20.3%
Depreciation	1.0%	1.1%
Amortization	1.3%	2.1%
Total operating expense	20.7%	23.5%
Income (loss) from operations	5.4%	1.8%
Interest expense, financing costs, and other	1.0%	2.3%
Loss on debt extinguishment	0.0%	0.7%
Income (loss) from continuing operations before income taxes	4.4%	(1.2%)
Provision for (benefit from) income taxes	1.1%	(0.4%)
Net income (loss) from continuing operations	3.3%	(0.8%)
Net income (loss) from discontinued operations	0.0%	0.3%
Net income (loss)	3.3%	(0.5%)
Dividends on Preferred Stock	0.3%	0.4%
Net income (loss) attributable to common stockholders	3.0%	(0.9%)

When we refer to regions, we are referring to our geographic regions. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs.

As of March 31, 2022, we had a total of 448 branches in operation.

Net Sales

Net sales increased 28.0% to $1.69 billion in 2022, up from $1.32 billion in 2021. Net sales increased across all three lines of business, substantially driven by a weighted-average selling price increase of approximately 23-24% as well as an estimated volumes increase of approximately 3-4%. Net sales in 2022 includes the results of acquired branches, while net sales in 2021 includes the results of divested branches that were included in continuing operations, the combined results of which drove a net 0.5% increase from 2021 to 2022.

Net sales by geographic region increased from 2021 to 2022 as follows: Northeast 27.3%; Mid-Atlantic 22.9% Southeast 16.9%; Southwest 33.9%; Midwest 49.7%; West 15.1%; and Canada 24.5%.

We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). To calculate approximate weighted average selling price and product cost changes, we review organic U.S. warehouse sales of the same items sold regionally period over period and normalize the data for non-representative outliers. To determine estimated volumes, we subtract the change in weighted average selling price, calculated as described above, from the total changes in net sales, excluding acquisitions and dispositions. As a result, and especially in high inflationary periods, the weighted average selling price and estimated volumes changes may not be directly comparable to changes reported in prior periods.

The following table summarizes net sales by product line for the periods presented (in millions):

	Three Months Ended March 31,
	2022		2021		Year-over-Year Change
	Net Sales	Mix %	Net Sales	Mix %	$	%
Residential roofing products	$846.4	50.2%	$695.0	52.7%	$151.4	21.8%
Non-residential roofing products	487.7	28.9%	329.7	25.0%	158.0	47.9%
Complementary building products	352.8	20.9%	293.3	22.3%	59.5	20.3%
Total net sales	$1,686.9	100.0%	$1,318.0	100.0%	$368.9	28.0%

Gross Profit

The following table summarizes gross profit and gross margin for the periods presented (in millions):

	Three Months Ended March 31,		Change[1]
	2022	2021	$	%
Gross profit	$439.5	$332.8	$106.7	32.1%
Gross margin	26.1%	25.3%	N/A	0.8%

_________________________________________

1 Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Gross margin was 26.1% in 2022, up 0.8 percentage points from 25.3% in 2021. The comparative increase in gross margin resulted from a weighted-average selling price increase (calculated as described above) of approximately 23-24%, partially offset by a weighted-average product cost increase of approximately 22-23%.

Operating Expense

The following table summarizes operating expense for the periods presented (in millions):

	Three Months Ended March 31,		Change[1]
	2022	2021	$	%
Selling, general and administrative	$309.3	$267.8	$41.5	15.5%
Depreciation	17.5	14.6	2.9	19.9%
Amortization	21.4	27.6	(6.2)	(22.5%)
Operating expense	$348.2	$310.0	$38.2	12.3%
% of net sales	20.7%	23.5%	N/A	(2.8%)

_________________________________________________

1.
Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense increased 12.3% to $348.2 million in 2022, from $310.0 million in 2021. The comparative increase in operating expense was mainly influenced by the following factors:

•
a $16.6 million increase in payroll and employee benefit costs;
•
a $10.5 million increase in general and administrative expenses; and
•
a $10.3 million increase in selling costs.

Operating expense in 2022 includes the results of acquired branches, while operating expense in 2021 includes the results of divested branches that were included in continuing operations, the combined results of which drove a net increase of $5.6 million from 2021 to 2022.

Interest Expense, Financing Costs and Other

Interest expense, financing costs and other expense was $16.6 million in 2022, compared to $28.6 million in 2021. The comparative decrease is primarily due to decreased debt balances and a lower weighted-average interest rate on our outstanding debt.

Income Taxes

Income tax provision (benefit) was $18.9 million in 2022, compared to $(4.8) million in 2021. The comparative increase in income tax provision was primarily due to higher pre-tax income from continuing operations. The effective tax rate, excluding any discrete items, was 25.9% in 2022, compared to 27.4% in 2021. We expect our 2022 effective tax rate, excluding any discrete items, will range from approximately 25.5% to 26.5%.

Net Income (Loss)/Net Income (Loss) Per Share

Net income (loss) from continuing operations was $55.8 million in 2022, compared to $(10.5) million in 2021. Net income (loss) from discontinued operations was $4.2 million in 2021 (see Note 4 in the Notes to Condensed Consolidated Financial Statements for further discussion). Consolidated net income (loss) was $55.8 million in 2022, compared to $(6.3) million in 2021. There were $6.0 million of dividends on preferred shares for both 2022 and 2021, making consolidated net income (loss) attributable to common stockholders $49.8 million and $(12.3) million, respectively.

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

The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss) from continuing operations	$55.8	$(10.5)
Dividends on Preferred Stock	(6.0)	(6.0)
Undistributed income from continuing operations allocated to participating securities	(6.1)	—
Net income (loss) from continuing operations attributable to common stockholders - Basic and Diluted (if-converted and two-class method)	43.7	(16.5)
Net income (loss) from discontinued operations attributable to common stockholders - Basic and Diluted (if-converted and two-class method)	—	4.2
Net income (loss) attributable to common stockholders - Basic and Diluted	$43.7	$(12.3)

Denominator:
Weighted-average common shares outstanding - Basic	70.1	69.6
Effect of common share equivalents	1.2	—
Weighted-average common shares outstanding - Diluted	71.3	69.6

Net income (loss) per share:
Basic - Continuing operations	$0.62	$(0.24)
Basic - Discontinued operations	—	0.06
Basic net income (loss) per share	$0.62	$(0.18)

Diluted - Continuing operations	$0.61	$(0.24)
Diluted - Discontinued operations	—	0.06
Diluted net income (loss) per share (if-converted and two-class method)	$0.61	$(0.18)

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

Adjusting Items to Non-GAAP Financial Measures

The impact of the following expense (income) items is excluded from each of our non-GAAP measures (the “adjusting items”):

•
Acquisition costs. Represent certain costs related to historical acquisitions, including: amortization of intangible assets; professional fees, branch integration expenses, travel expenses, employee severance and retention costs, and other personnel expenses classified as selling, general and administrative; gains/losses related to changes in fair value of contingent consideration or holdback liabilities; and amortization of debt issuance costs.
•
Restructuring costs. Represent costs stemming from headcount rationalization efforts and certain rebranding costs; impact of the Interior Products and Solar Products divestitures; costs related to changing the Company's fiscal year end; amortization of debt issuance costs; and debt refinancing and extinguishment costs.
•
COVID-19 impacts. Represent costs directly related to the COVID-19 pandemic.

The following table presents the impact of the adjusting items on our condensed consolidated statements of operations for each of the periods indicated (in millions):

	Operating Expense		Non-Operating Expense
	SG&A1	Amorti-zation	Interest Expense	Other (Income) Expense	Income Taxes[2]	Total
Three Months Ended March 31, 2022
Acquisition costs	$0.5	$21.4	$1.0	$—	$—	$22.9
Restructuring costs	1.7	—	0.3	—	—	2.0
COVID-19 impacts	1.4	—	—	—	—	1.4
Total adjusting items	$3.6	$21.4	$1.3	$—	$—	$26.3
Three Months Ended March 31, 2021
Acquisition costs	$0.7	$25.3	$1.8	$—	$—	$27.8
Restructuring costs[3]	3.0	2.3	0.8	9.5	—	15.6
COVID-19 impacts	0.5	—	—	—	—	0.5
Total adjusting items	$4.2	$27.6	$2.6	$9.5	$—	$43.9

______________________________

1.
Selling, general and administrative expense (“SG&A”).
2.
For tax impact of adjusting items, see Adjusted Net Income (Loss) table below.
3.
Other (income) expense includes a loss on debt extinguishment of $9.5 million in connection with the write-off of debt issuance costs stemming from the additional $423.9 million principal payment on the 2025 Term Loan.

Adjusted Operating Expense

The following table presents a reconciliation of operating expense, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Operating Expense for each of the periods indicated (in millions):

	Three Months Ended March 31,
	2022	2021
Operating expense	$348.2	$310.0
Acquisition costs	(21.9)	(26.0)
Restructuring costs	(1.7)	(5.3)
COVID-19 impacts	(1.4)	(0.5)
Adjusted Operating Expense	$323.2	$278.2

Net sales	$1,686.9	$1,318.0
Operating expense as % of net sales	20.7%	23.5%
Adjusted Operating Expense as % of net sales	19.2%	21.1%

Adjusted Net Income (Loss)

The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss) for each of the periods indicated (in millions):

	Three Months Ended March 31,
	2022	2021
Net income (loss) from continuing operations	$55.8	$(10.5)
Adjusting items:
Acquisition costs	22.9	27.8
Restructuring costs	2.0	15.6
COVID-19 impacts	1.4	0.5
Total adjusting items	26.3	43.9
Less: tax impact of adjusting items[1]	(6.5)	(11.3)
Total adjustments, net of tax	19.8	32.6
Adjusted Net Income (Loss)	$75.6	$22.1

Net sales	$1,686.9	$1,318.0
Net income (loss) as % of sales	3.3%	(0.8%)
Adjusted Net Income (Loss) as % of sales	4.5%	1.7%

______________________________

1.
Amounts represent tax impact on adjustments that are not included in our income tax provision (benefit) for the periods presented. The tax impact of adjustments for the three months ended March 31, 2022 and 2021 were calculated using a blended effective tax rate of 24.7% and 25.7%, respectively.

Adjusted EBITDA

The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in millions):

	Three Months Ended March 31,
	2022	2021
Net income (loss) from continuing operations	$55.8	$(10.5)
Interest expense, net	17.2	29.6
Income taxes	18.9	(4.8)
Depreciation and amortization	38.9	42.2
Stock-based compensation	5.1	4.2
Acquisition costs[1]	0.5	0.7
Restructuring costs[1]	1.7	12.5
COVID-19 impacts[1]	1.4	0.5
Adjusted EBITDA	$139.5	$74.4

Net sales	$1,686.9	$1,318.0
Net income (loss) as % of net sales	3.3%	(0.8%)
Adjusted EBITDA as % of net sales	8.3%	5.6%

______________________________

1.
Amounts represent adjusting items included in SG&A and other income (expense); remaining adjusting item balances are embedded within the other line item balances reported in this table.

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

Our principal sources of liquidity as of March 31, 2022 were our cash and cash equivalents of $52.4 million and our available borrowings of approximately $1.13 billion under our asset-based revolving lines of credit.

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

The following table summarizes our cash flows for the periods indicated (in millions):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$(162.0)	$(84.0)
Net cash provided by (used in) investing activities	(22.0)	823.7
Net cash provided by (used in) financing activities	11.0	(582.0)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.2
Net increase (decrease) in cash and cash equivalents	$(173.4)	$157.9

Operating Activities

Net cash used in operating activities, including both continuing and discontinued operations, was $162.0 million in 2022, compared to $84.0 million in 2021. Cash from operations decreased $78.0 million primarily due to an incremental cash outflow of $200.8 million stemming from changes to our net working capital, mainly driven by an unfavorable change in cash outflows related to accounts receivable and inventories compared to the prior year. The unfavorable change in cash outflows related to accounts receivable compared to the prior year is largely driven by increased sales, while the unfavorable change in cash outflows related to inventories compared to the prior year is primarily due to product cost inflation as well as a build-up of product inventories in anticipation of peak selling season. The decrease was partially offset by an increase in net income after adjustments for non-cash items of $122.8 million. Operating cash flows used in discontinued operations for the three months ended March 31, 2021 were $21.8 million.

Investing Activities

Net cash used in investing activities was $22.0 million in 2022, compared to cash provided by investing activities of $823.7 million in 2021. The $845.7 million decrease in cash from investing activities was primarily due to the 2021 sale of Interior Products. There were no investing cash flows from discontinued operations.

Financing Activities

Net cash provided by financing activities was $11.0 million in 2022, compared to cash used in financing activities of $582.0 million in 2021. The $593.0 million increase in cash used in financing activities was primarily due to a decrease in repayments of borrowings under our term loan and revolving lines of credit, partially offset by $113.0 million in cash used to repurchase our common stock and a $25.0 million advance payment for shares of our common stock, both under the Repurchase Program (as defined below).

Share Repurchase Program

On February 24, 2022, we announced a new share repurchase program (the “Repurchase Program”), pursuant to which we may purchase up to $500 million of our common stock. Shares repurchased under the Repurchase Program are retired immediately and are included in the category of authorized but unissued shares. As of March 31, 2022, we had approximately $362.1 million remaining under the Repurchase Program. The pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions, our debt repayment obligations, our stock price, and economic and market conditions.

On March 10, 2022, we entered into a Variable Tenor ASR Master Agreement (the “ASR Agreement”) with Citibank, N.A. (“Citi”) to repurchase $125 million (the “Repurchase Price”) of our common stock. Under the terms of the ASR Agreement, we paid the Repurchase Price to Citi and received an initial share delivery of 1,689,189 shares of our common stock from Citi, representing 80% of the expected share repurchases under the ASR Agreement, based on our closing price of common stock of $59.20 on March 11, 2022. The final number of shares to be repurchased pursuant to the ASR Agreement will be determined upon settlement. As of March 31, 2022, the remaining $25 million of the Repurchase Price was evaluated as an unsettled equity forward contact indexed to our common stock and classified within stockholders’ equity as a reduction to additional paid in capital. The final settlement of the ASR Agreement is expected to be completed in the second quarter of 2022.

During the three months ended March 31, 2022, we also repurchased on the open market 221,658 shares of our common stock at an average price of $57.98 per share for an aggregate purchase price of $12.9 million.

See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information.

Capital Resources

In May 2021, we entered into a series of financing arrangements to refinance certain debt instruments to take advantage of lower market interest rates (the “2021 Debt Refinancing”). Upon completion of the 2021 Debt Refinancing, the weighted-average interest rate on our outstanding debt was 3.13% as of March 31, 2022, down from 4.21% as of March 31, 2021 (prior to the 2021 Debt Refinancing).

As of March 31, 2022, we had access to the following financing arrangements:

•
the 2026 U.S. Revolver, an asset-based revolving line of credit in the United States, in an amount up to $1.25 billion and with an outstanding balance of $145.6 million;
•
the 2026 Canada Revolver, an asset-based revolving line of credit in Canada, in an amount up to $50.0 million;
•
the 2028 Term Loan with an outstanding balance of $977.9 million; and
•
two separate senior notes instruments, including the 2029 Senior Notes and 2026 Senior Notes, with outstanding balances of $346.4 million and $296.9 million, respectively.

See Note 10 in the Notes to Condensed Consolidated Financial Statements for additional information on our current financing arrangements and the 2021 Debt Refinancing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 have not changed materially during the three months ended March 31, 2022.

Item 4. Controls and Procedures

As of March 31, 2022, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

There have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 in the Notes to Condensed Consolidated Financial Statements for information about pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to the Company’s purchases of its common stock during the first quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1,2,3]	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1,2]
January 2022	—	$—	—	$—
February 2022	—	—	—	$500,000,000
March 2022	1,910,847	59.06	1,910,847	$362,100,000
Total	1,910,847	$59.06	1,910,847

______________________________

1.
On February 24, 2022, the Company announced a program to repurchase up to $500 million of its common stock.
2.
On March 10, 2022, the Company entered into a Variable Tenor ASR Master Agreement (the “ASR Agreement”) with Citibank, N.A. (“Citi”) whereupon the Company provided Citi with a prepayment of $125.0 million and received an initial share delivery of 1,689,189 shares of its common stock, representing 80% of the expected share repurchases under the ASR Agreement, based on the closing price of the Company’s common stock of $59.20 on March 11, 2022. Under the terms of the ASR Agreement, the total number of shares delivered and average purchase price per share will be determined upon settlement, which is expected to occur during the second quarter of 2022.
3.
During the three months ended March 31, 2022, the Company repurchased 221,658 shares of its common stock on the open market at an average price of $57.98 per share.

See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information on our Share Repurchase Program.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

10.1*+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settle at Retirement).

10.2*+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settle at Vest).

10.3*+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Performance-Based Restricted Stock Unit Award Agreement for Employees.

10.4*+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Time-Based Restricted Stock Unit Award Agreement for Employees.

10.5*+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Stock Option Agreement.

10.6+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan A25 Performance and Time-Based Restricted Stock Unit Award Agreement.	8-K	10.1	March 14, 2022

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350

101*	101.INS Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

(i)
the Condensed Consolidated Balance Sheets as of March 31, 2022; December 31, 2021; and March 31, 2021,
(ii)
the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021,
(iii)
the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021,
(iv)
the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and 2021,
(v)
the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and
(vi)
the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: May 6, 2022	BY:	/s/ FRANK A. LONEGRO
Frank A. Lonegro
Executive Vice President & Chief Financial Officer