Form 10-Q
period 2022-06-30
BEACON ROOFING SUPPLY INC
filed 2022-08-05
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2022, 65,002,001 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.
FORM 10-Q
For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Condensed Consolidated Financial Statements
BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except per share amounts)

	June 30,	December 31,	June 30,
	2022	2021	2021
Assets
Current assets:
Cash and cash equivalents	$54.6	$225.8	$188.9
Accounts receivable, less allowance of $18.2, $16.1 and $19.7 as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively	1,321.7	855.2	965.1
Inventories, net	1,548.7	1,161.7	1,170.7
Prepaid expenses and other current assets	422.6	367.2	354.8
Total current assets	3,347.6	2,609.9	2,679.5
Property and equipment, net	289.1	256.3	223.8
Goodwill	1,785.2	1,777.4	1,761.7
Intangibles, net	383.4	421.0	439.8
Operating lease right-of-use assets, net	418.0	413.9	395.8
Deferred income taxes, net	58.0	61.9	89.2
Other assets, net	1.4	8.9	9.5
Total assets	$6,282.7	$5,549.3	$5,599.3

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,168.9	$794.2	$877.7
Accrued expenses	476.5	472.1	641.4
Current portion of operating lease liabilities	89.7	89.0	87.8
Current portion of finance lease liabilities	10.9	6.4	3.6
Current portion of long-term debt/obligations	10.0	10.0	10.4
Total current liabilities	1,756.0	1,371.7	1,620.9
Borrowings under revolving lines of credit, net	461.3	—	—
Long-term debt, net	1,609.6	1,612.9	1,616.1
Deferred income taxes, net	0.6	0.8	—
Operating lease liabilities	334.4	326.3	308.7
Finance lease liabilities	45.3	26.0	16.0
Total liabilities	4,207.2	3,337.7	3,561.7
Commitments and contingencies (Note 12)
Convertible Preferred Stock (voting); $0.01 par value; aggregate liquidation preference $400.0; 0.4 shares authorized, issued and outstanding as of June 30, 2022, December 31, 2021 and June 30, 2021 (Note 6)	399.2	399.2	399.2
Stockholders' equity:
Common stock (voting); $0.01 par value; 100.0 shares authorized; 65.0, 70.4 and 70.0 shares issued and outstanding as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively	0.6	0.7	0.7
Undesignated preferred stock; 5.0 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	1,123.5	1,148.6	1,138.5
Retained earnings	562.8	682.5	521.7
Accumulated other comprehensive income (loss)	(10.6)	(19.4)	(22.5)
Total stockholders' equity	1,676.3	1,812.4	1,638.4
Total liabilities and stockholders' equity	$6,282.7	$5,549.3	$5,599.3
See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$2,358.2	$1,872.1	$4,045.1	$3,190.1
Cost of products sold	1,708.0	1,354.7	2,955.4	2,339.9
Gross profit	650.2	517.4	1,089.7	850.2
Operating expense:
Selling, general and administrative	355.4	296.3	664.7	564.1
Depreciation	18.9	15.1	36.4	29.7
Amortization	21.5	25.2	42.9	52.8
Total operating expense	395.8	336.6	744.0	646.6
Income (loss) from operations	254.4	180.8	345.7	203.6
Interest expense, financing costs, and other	18.9	23.2	35.5	51.8
Loss on debt extinguishment	—	50.7	—	60.2
Income (loss) from continuing operations before income taxes	235.5	106.9	310.2	91.6
Provision for (benefit from) income taxes	61.0	27.1	79.9	22.3
Net income (loss) from continuing operations	174.5	79.8	230.3	69.3
Net income (loss) from discontinued operations[1]	—	(3.3)	—	0.9
Net income (loss)	174.5	76.5	230.3	70.2
Dividends on Preferred Stock	6.0	6.0	12.0	12.0
Net income (loss) attributable to common stockholders	$168.5	$70.5	$218.3	$58.2

Weighted-average common stock outstanding[2]:
Basic	68.1	69.9	69.1	69.8
Diluted	69.5	71.3	70.4	71.0

Net income (loss) per share[2]:
Basic - Continuing operations	$2.17	$0.93	$2.77	$0.72
Basic - Discontinued operations	—	(0.04)	—	0.01
Basic net income (loss) per share	$2.17	$0.89	$2.77	$0.73

Diluted - Continuing operations	$2.12	$0.91	$2.72	$0.71
Diluted - Discontinued operations	—	(0.04)	—	0.01
Diluted net income (loss) per share	$2.12	$0.87	$2.72	$0.72

1.See Note 4 for additional information.
2.See Note 6 for detailed calculations and further discussion.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$174.5	$76.5	$230.3	$70.2
Other comprehensive income (loss):
Foreign currency translation adjustment	(3.1)	1.2	(1.6)	2.2
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	2.6	1.1	10.4	4.5
Total other comprehensive income (loss)	(0.5)	2.3	8.8	6.7
Comprehensive income (loss)	$174.0	$78.8	$239.1	$76.9
See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited; in millions)

	Common Stock			Retained
	Shares	Amount	APIC[1]	Earnings	AOCI[2]	Total
Three Months Ended June 30, 2022
Balance as of March 31, 2022	68.7	$0.7	$1,135.9	$619.3	$(10.1)	$1,745.8
Repurchase and retirement of common stock, net[3]	(3.9)	(0.1)	—	(225.0)	—	(225.1)
Net change in equity forward contracts[3]	—	—	(25.0)	—	—	(25.0)
Issuance of common stock, net of shares withheld for taxes	0.2	—	4.6	—	—	4.6
Stock-based compensation	—	—	8.0	—	—	8.0
Other comprehensive income (loss)	—	—	—	—	(0.5)	(0.5)
Net income (loss)	—	—	—	174.5	—	174.5
Dividends on Preferred Stock	—	—	—	(6.0)	—	(6.0)
Balance as of June 30, 2022	65.0	$0.6	$1,123.5	$562.8	$(10.6)	$1,676.3

Three Months Ended June 30, 2021
Balance as of March 31, 2021	69.8	$0.7	$1,126.2	$451.2	$(24.8)	$1,553.3
Issuance of common stock, net of shares withheld for taxes	0.2	—	6.9	—	—	6.9
Stock-based compensation	—	—	5.4	—	—	5.4
Other comprehensive income (loss)	—	—	—	—	2.3	2.3
Net income (loss)	—	—	—	76.5	—	76.5
Dividends on Preferred Stock	—	—	—	(6.0)	—	(6.0)
Balance as of June 30, 2021	70.0	$0.7	$1,138.5	$521.7	$(22.5)	$1,638.4

Six Months Ended June 30, 2022
Balance as of December 31, 2021	70.4	$0.7	$1,148.6	$682.5	$(19.4)	$1,812.4
Repurchase and retirement of common stock, net[3]	(5.8)	(0.1)	—	(338.0)	—	(338.1)
Net change in equity forward contracts[3]	—	—	(50.0)	—	—	(50.0)
Issuance of common stock, net of shares withheld for taxes	0.4	—	11.8	—	—	11.8
Stock-based compensation	—	—	13.1	—	—	13.1
Other comprehensive income (loss)	—	—	—	—	8.8	8.8
Net income (loss)	—	—	—	230.3	—	230.3
Dividends on Preferred Stock	—	—	—	(12.0)	—	(12.0)
Balance as of June 30, 2022	65.0	$0.6	$1,123.5	$562.8	$(10.6)	$1,676.3

Six Months Ended June 30, 2021
Balance as of December 31, 2020	69.4	$0.7	$1,109.8	$463.5	$(29.2)	$1,544.8
Issuance of common stock, net of shares withheld for taxes	0.6	—	16.0	—	—	16.0
Stock-based compensation	—	—	12.7	—	—	12.7
Other comprehensive income (loss)	—	—	—	—	6.7	6.7
Net income (loss)	—	—	—	70.2	—	70.2
Dividends on Preferred Stock	—	—	—	(12.0)	—	(12.0)
Balance as of June 30, 2021	70.0	$0.7	$1,138.5	$521.7	$(22.5)	$1,638.4

1.Additional Paid-in Capital (“APIC”).
2.Accumulated Other Comprehensive Income (Loss) ("AOCI").
3.See Note 8 for additional information.
See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Cash Flows1
(Unaudited; in millions)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income (loss)	$230.3	$70.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	79.3	82.6
Stock-based compensation	13.1	12.7
Certain interest expense and other financing costs	2.6	4.6
Loss on debt extinguishment	—	60.2
Gain on sale of fixed assets and other	(2.9)	(2.1)
Deferred income taxes	0.7	(78.0)
Loss on sale of business	—	6.6
Changes in operating assets and liabilities:
Accounts receivable	(466.1)	(216.6)
Inventories	(385.0)	(220.8)
Prepaid expenses and other current assets	(47.1)	(19.3)
Accounts payable and accrued expenses	383.7	318.8
Other assets and liabilities	4.4	(0.2)
Net cash provided by (used in) operating activities	(187.0)	18.7

Investing Activities
Purchases of property and equipment	(39.8)	(29.4)
Acquisition of business, net	(16.7)	—
Proceeds from sale of business	—	837.4
Proceeds from the sale of assets	3.0	2.4
Net cash provided by (used in) investing activities	(53.5)	810.4

Financing Activities
Borrowings under revolving lines of credit	1,365.9	250.0
Payments under revolving lines of credit	(898.1)	(407.0)
Borrowings under term loan	—	1,000.0
Payments under term loan	(5.0)	(943.4)
Borrowings under senior notes	—	350.0
Payment under senior notes	—	(1,300.0)
Payment of debt issuance costs	—	(20.3)
Payment of call premium	—	(31.7)
Payments under equipment financing facilities and finance leases	(4.9)	(3.2)
Repurchase and retirement of common stock, net	(338.1)	—
Advance payment for equity forward contract	(50.0)	—
Payment of dividends on Preferred Stock	(12.0)	(12.0)
Proceeds from issuance of common stock related to equity awards	12.2	17.7
Payment of taxes related to net share settlement of equity awards	(0.4)	(1.7)
Net cash provided by (used in) financing activities	69.6	(1,101.6)

Effect of exchange rate changes on cash and cash equivalents	(0.3)	—

Net increase (decrease) in cash and cash equivalents	(171.2)	(272.5)
Cash and cash equivalents, beginning of period	225.8	461.4
Cash and cash equivalents, end of period	$54.6	$188.9

Supplemental Cash Flow Information
Operating cash flows provided by (used in) discontinued operations	$—	$(21.8)
Cash paid during the period for:
Interest	$37.1	$58.6
Income taxes, net of refunds[2]	$57.4	$52.6

1.Unless otherwise noted, amounts include both continuing and discontinued operations.
2.Six months ended June 30, 2022 amount includes $18.6 million related to the transition period from October 1, 2021 to December 31, 2021. Six months ended June 30, 2021 amount includes $46.6 million related to the Interior Products divestiture.
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
On February 10, 2021, the Company completed the sale of its interior products and insulation businesses (“Interior Products”) to Foundation Building Materials Holding Company LLC (“FBM”), pursuant to that certain Equity Purchase Agreement, dated as of December 20, 2020 (the “Purchase Agreement”), by and between the Company and ASP Sailor Acquisition Corp. (“ASP”), for approximately $850 million in cash (subject to a working capital and certain other adjustments as set forth in the Purchase Agreement). On January 29, 2021, ASP assigned the Purchase Agreement to FBM. Unless otherwise noted, the Company has reflected Interior Products as discontinued operations for the three and six months ended June 30, 2021. For additional information, see Notes 2 and 4.
The Company operates its business primarily under the trade name "Beacon Building Products" and services customers in all 50 states throughout the U.S. and 6 provinces in Canada. The Company’s material subsidiaries are Beacon Sales Acquisition, Inc. and Beacon Roofing Supply Canada Company.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. Additionally, the Company has reflected Interior Products as discontinued operations for the three and six months ended June 30, 2021. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations. Certain prior period amounts have been reclassified to conform to current period presentation.
The balance sheet as of June 30, 2021 has been presented for a better understanding of the impact of seasonal fluctuations on the Company’s financial condition. The three-month periods ended June 30, 2022 and 2021 each had 64 business days. The six-month periods ended June 30, 2022 and 2021 each had 127 business days.
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
In management’s opinion, the condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2022.
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
3. Acquisitions
The following table presents the Company’s acquisitions since the start of 2021. The Company acquired 100% of the equity interests in each case. The Company has not provided pro forma results of operations for the transactions below, as the transactions individually and in the aggregate are not material to the Company. The results of operations for these transactions are included in the Company’s condensed consolidated statements of operations from the date of the acquisition (dollars in millions):

Date Acquired	Company Name	Region	Branches	Goodwill Recognized[1]	Intangible Assets Acquired[1]
June 1, 2022	Complete Supply, Inc.	Illinois	1	$9.1	$4.6
April 29, 2022	Wichita Falls Builders Wholesale, Inc.	Texas	1	$0.2	$0.5
January 1, 2022	Crabtree Siding and Supply	Tennessee	1	$0.1	$0.1
November 1, 2021	Midway Sales & Distributing, Inc.	Kansas, Missouri, Nebraska	10	$28.8	$38.5

1.Based on provisional estimates of the fair value of assets acquired and liabilities assumed as of June 30, 2022.
Prior to the acquisitions, the acquired companies listed above produced aggregate annual sales of approximately $145 million. The total transaction costs incurred by the Company for these acquisitions for the three and six months ended June 30, 2022 were $0.7 million and $1.2 million, respectively. Of the $38.2 million of goodwill recognized for these acquisitions, $38.0 million is deductible for tax purposes.
Lowry’s
In connection with the May 1, 2017 acquisition of Lowry’s Inc., the Company recorded an indemnity holdback liability, which was remeasured to fair value at each reporting period until the contingency was resolved. During the first quarter of 2022, the contingency was resolved and the Company released the indemnity holdback liability, resulting in a gain of $0.9 million, which is included as a component of and reduction to selling, general and administrative expense within the condensed consolidated statements of operations for the six months ended June 30, 2022.

4. Divestitures
Solar Products
On December 1, 2021, the Company completed the divestiture of its solar products business ("Solar Products") in order to focus on the Company’s core exteriors business. The Company recorded a loss on sale of $22.3 million for the three months ended December 31, 2021. The results of operations from Solar Products were included within income from continuing operations for the three and six months ended June 30, 2021 and were not material to the Company’s overall results.
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
The Company completed this divestiture of net assets previously acquired in 2018 as part of the Allied Acquisition (as defined in Note 6) to enhance leadership focus, reduce net leverage, strengthen its balance sheet, and provide the financial flexibility to pursue strategic growth initiatives in its core exteriors business.
The following table reconciles major line items constituting pretax income (loss) from discontinued operations to net income (loss) from discontinued operations as presented in the condensed consolidated statements of operations (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Net sales	$—	$109.1
Cost of products sold	—	(80.3)
Selling, general and administrative	(0.2)	(21.2)
Depreciation and amortization	—	(0.2)
Other income (loss)	(0.1)	(0.1)
Loss on sale	(4.2)	(6.6)
Pretax income (loss) from discontinued operations	(4.5)	0.7
Provision for (benefit from) income taxes	(1.2)	(0.2)
Net income (loss) from discontinued operations	$(3.3)	$0.9
There were no results from discontinued operations in the three or six months ended June 30, 2022. There were no assets or liabilities held for sale as of June 30, 2022, December 31, 2021 or June 30, 2021.

5. Net Sales
The following table presents the Company’s net sales by product line and geography (in millions):

	U.S.	Canada	Total
Three Months Ended June 30, 2022
Residential roofing products	$1,168.6	$27.5	$1,196.1
Non-residential roofing products	634.8	47.8	682.6
Complementary building products	476.1	3.4	479.5
Total net sales	$2,279.5	$78.7	$2,358.2

Three Months Ended June 30, 2021
Residential roofing products	$955.9	$25.7	$981.6
Non-residential roofing products	446.4	40.3	486.7
Complementary building products	400.5	3.3	403.8
Total net sales	$1,802.8	$69.3	$1,872.1

Six Months Ended June 30, 2022
Residential roofing products	$2,004.4	$38.2	$2,042.6
Non-residential roofing products	1,092.2	78.1	1,170.3
Complementary building products	826.9	5.3	832.2
Total net sales	$3,923.5	$121.6	$4,045.1

Six Months Ended June 30, 2021
Residential roofing products	$1,642.1	$34.6	$1,676.7
Non-residential roofing products	752.4	64.1	816.5
Complementary building products	692.0	4.9	696.9
Total net sales	$3,086.5	$103.6	$3,190.1
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

The following table presents the components and calculations of basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) from continuing operations	$174.5	$79.8	$230.3	$69.3
Dividends on Preferred Stock	(6.0)	(6.0)	(12.0)	(12.0)
Undistributed income from continuing operations allocated to participating securities	(20.9)	(9.0)	(26.8)	(6.9)
Net income (loss) from continuing operations attributable to common stockholders – Basic and Diluted	147.6	64.8	191.5	50.4

Net income (loss) from discontinued operations – Basic	—	(3.3)	—	0.9
Undistributed income from discontinued operations allocated to participating securities	—	0.4	—	(0.2)
Net income (loss) from discontinued operations attributable to common stockholders – Basic and Diluted	—	(2.9)	—	0.7
Net income (loss) attributable to common stockholders – Basic and Diluted	$147.6	$61.9	$191.5	$51.1

Denominator:
Weighted-average common shares outstanding – Basic	68.1	69.9	69.1	69.8
Effect of common share equivalents	1.4	1.4	1.3	1.2
Weighted-average common shares outstanding – Diluted	69.5	71.3	70.4	71.0

Net income (loss) per share:
Basic – Continuing operations	$2.17	$0.93	$2.77	$0.72
Basic – Discontinued operations	—	(0.04)	—	0.01
Basic net income (loss) per share	$2.17	$0.89	$2.77	$0.73

Diluted – Continuing operations	$2.12	$0.91	$2.72	$0.71
Diluted – Discontinued operations	—	(0.04)	—	0.01
Diluted net income (loss) per share	$2.12	$0.87	$2.72	$0.72
The following table includes the number of shares that may be dilutive common shares in the future (in millions). These shares were not included in the computation of diluted net income (loss) per share because the effect was either anti-dilutive or the requisite performance conditions were not met:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	0.2	—	0.1	0.3
Preferred Stock	9.7	9.7	9.7	9.7
Equity forward contract	0.9	—	0.9	—
7. Stock-based Compensation
On December 23, 2019, the Board of Directors of the Company approved the Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan (the “2014 Plan”). On February 11, 2020, the stockholders of the Company approved an additional 4,850,000 shares to be reserved for issuance under the 2014 Plan. The 2014 Plan, which was originally approved by the stockholders on February 12, 2014, provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights to selected employees and non-employee directors. The 2014 Plan mandates that all shares underlying lapsed, forfeited, expired, terminated, cancelled and withheld awards, including those from the predecessor plan, be returned to the 2014 Plan and made available for issuance. As of June 30, 2022, there were 3,751,778 shares of common stock available for issuance pursuant to the 2014 Plan. The 2014 Plan is the only plan maintained by the Company pursuant to which equity awards are granted.

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
Stock Options
Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in three annual installments over the three-year period following the grant date.
The fair values of the options granted for the six months ended June 30, 2022 were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.93%
Expected volatility	48.89%
Expected life (in years)	5.14
Dividend yield	—
The following table summarizes all stock option activity for the six months ended June 30, 2022 (in millions, except per share amounts and time periods):

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of December 31, 2021	1.6	$35.25	5.8	$36.2
Granted	0.2	58.99
Exercised	(0.3)	37.25
Canceled/Forfeited	—	35.04
Balance as of June 30, 2022	1.5	$38.11	6.3	$22.1
Vested and expected to vest after June 30, 2022	1.5	$37.85	6.2	$21.9
Exercisable as of June 30, 2022	1.0	$35.02	5.1	$16.8

1.Aggregate intrinsic value represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.
During the three months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense related to stock options of $1.1 million and $1.0 million, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense related to stock options of $1.9 million and $2.2 million, respectively. As of June 30, 2022, there was $6.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.2 years. The following table summarizes additional information on stock options (in millions, except per share amounts):

	Six Months Ended June 30,
	2022	2021
Weighted-average fair value per share of stock options granted[1]	$26.50	$—
Total grant date fair value of stock options vested	$0.2	$1.4
Total intrinsic value of stock options exercised	$7.6	$11.3

1.Due to the Company’s change in its fiscal year end, the Company made annual grants to employees during the six months ended June 30, 2022.

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
The following table summarizes all RSU activity for the six months ended June 30, 2022 (in millions, except grant date fair value amounts):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2021	0.7	$35.99
Granted	0.7	50.94
Released	—	33.78
Canceled/Forfeited	—	38.75
Balance as of June 30, 2022	1.4	$43.64
Vested and expected to vest after June 30, 2022[1]	1.5	$42.64

1.As of June 30, 2022, outstanding awards with performance conditions were expected to vest at greater than 100% of their original grant amount.
The above table represents regular annual RSU awards granted during the six months ended June 30, 2022, as well as a special grant, made in connection with the Company’s Ambition 2025 strategic plan to approximately 115 employees, consisting of the Company’s executive officers (other than the Chief Executive Officer who is not eligible for the program), other members of senior management, and key operations and sales leaders. A total of 0.4 million RSUs with market conditions were awarded. The latter awards were granted in order to align executives and managers at various levels of the Company with the initiatives implemented to achieve the Company's long-term stockholder return goals set forth in the Ambition 2025 strategic plan.
During the three months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense related to RSUs of $6.9 million and $4.4 million, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense related to RSUs of $11.2 million and $7.4 million, respectively. As of June 30, 2022, there was $37.6 million of unrecognized compensation expense related to unvested RSUs (including unrecognized expense for RSUs with performance conditions at their estimated value as of June 30, 2022), which is expected to be recognized over a weighted-average period of 2.3 years.
The following table summarizes additional information regarding RSUs (in millions, except per share amounts):

	Six Months Ended June 30,
	2022	2021
Weighted-average fair value per share of RSUs granted	$50.94	$51.89
Total grant date fair value of RSUs vested	$2.1	$5.3
Total intrinsic value of RSUs released	$2.0	$5.7

8. Share Repurchase Program
On February 24, 2022, the Company announced a new share repurchase program (the “Repurchase Program”), pursuant to which the Company may purchase up to $500.0 million of its common stock. Share repurchases under the Repurchase Program may be made from time to time through various means, including open market purchases (including block trades), privately negotiated transactions, accelerated share repurchase transactions or through a series of forward purchase agreements, option contracts or similar agreements and contracts (including Rule 10b5-1 plans) adopted by the Company, in each case in accordance with the rules and regulations of the Securities and Exchange Commission, including, if applicable, Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing, volume, and nature of share repurchases pursuant to the Repurchase Program are at the discretion of management and may be suspended or discontinued at any time. Shares repurchased under the Repurchase Program are retired immediately and are included in the category of authorized but unissued shares. Direct and incremental costs associated with the Repurchase Program are deferred and included as a component of the purchase price. The excess of the purchase price over the par value of the common shares is reflected in retained earnings.
On March 10, 2022, pursuant to the Repurchase Program, the Company entered into a Variable Tenor ASR Master Agreement (the “ASR Master Agreement”) and Supplemental Confirmation (collectively, the “March 2022 ASR Agreement”) with Citibank, N.A. (“Citi”) to repurchase $125.0 million of its common stock. Under the terms of the March 2022 ASR Agreement, the Company paid $125.0 million to Citi and received an initial share delivery of 1,689,189 shares of its common stock, representing 80% of the then expected share repurchases under the March 2022 ASR Agreement, based on the closing price of the Company’s common stock of $59.20 on March 11, 2022. On June 13, 2022, the Company completed the March 2022 ASR Agreement and received an additional 406,200 shares of the Company’s common stock. In total, 2,095,389 shares of the Company’s common stock were delivered under the March 2022 ASR Agreement at an average price of $59.65 per share, which represents the daily volume-weighted average price of the Company’s common stock during the term of the March 2022 ASR Agreement, less a discount and adjustments pursuant to the terms of the March 2022 ASR Agreement.
On June 13, 2022, the Company entered into an additional Supplemental Confirmation (together with the ASR Master Agreement, the “June 2022 ASR Agreement”) with Citi to repurchase an additional $250.0 million of its common stock. Under the terms of the June 2022 ASR Agreement, the Company paid $250.0 million to Citi and received an initial share delivery of 3,480,077 shares of its common stock, representing 80% of the total expected share repurchases under the June 2022 ASR Agreement, based on the closing price of the Company’s common stock of $57.47 on June 13, 2022. The final number of shares to be repurchased pursuant to the June 2022 ASR Agreement will be determined upon settlement based on the daily volume-weighted average price of the Company’s common stock during the term of the June 2022 ASR Agreement, less a discount and subject to adjustments pursuant to the terms of the June 2022 ASR Agreement. At settlement, Citi will deliver additional shares of the Company’s common stock, or, under certain circumstances, the Company will deliver cash or shares of the Company’s common stock to Citi, with the method of settlement at the Company’s election. As of June 30, 2022, the remaining $50.0 million of the $250.0 million purchase price was evaluated as an unsettled equity forward contract indexed to the Company’s common stock and classified within stockholders’ equity as a reduction to additional paid-in capital until the equity forward contract settles, when it will be reflected as a reduction in retained earnings. The final settlement of the June 2022 ASR Agreement is expected to be completed in the fourth quarter of 2022.
During the six months ended June 30, 2022, the Company also repurchased on the open market 221,658 shares of its common stock at an average price of $57.98 per share for an aggregate purchase price of $12.9 million.
During the three and six months ended June 30, 2022, the Company incurred costs directly attributable to the Repurchase Program of $0.1 million and $0.2 million, respectively. As of June 30, 2022, the Company had approximately $112.1 million available for repurchases remaining under the Repurchase Program.
There were no share repurchases during the six months ended June 30, 2021.
9. Goodwill and Intangible Assets
Goodwill
The following table sets forth the change in the carrying amount of goodwill during the six months ended June 30, 2022 (in millions):

Balance as of December 31, 2021	$1,777.4
Acquisitions	8.3
Translation and other adjustments	(0.5)
Balance as of June 30, 2022	$1,785.2
The changes in the carrying amount of goodwill for the six months ended June 30, 2022 were driven primarily by the Company’s recent acquisitions. See Note 3 for additional information.

Intangible Assets
The intangible asset lives range from 5 to 20 years. The following table summarizes intangible assets by category (in millions, except time periods):

	June 30,	December 31,	June 30,	Weighted-Average Remaining
	2022	2021	2021	Life[1] (Years)
Amortizable intangible assets:
Non-compete agreements	$—	$0.2	$0.2	—
Customer relationships	1,097.5	1,092.3	1,086.1	15.1
Trademarks	1.0	1.0	—	0.5
Total amortizable intangible assets	1,098.5	1,093.5	1,086.3	15.1
Accumulated amortization	(724.9)	(682.3)	(656.3)
Total amortizable intangible assets, net	373.6	411.2	430.0
Indefinite-lived trademarks	9.8	9.8	9.8
Total intangibles, net	$383.4	$421.0	$439.8

1.As of June 30, 2022.
The following table summarizes the estimated future amortization expense for intangible assets (in millions):

Year Ending December 31,
2022 (July - December)	$40.0
2023	67.2
2024	54.6
2025	44.3
2026	35.7
Thereafter	131.8
Total future amortization expense	$373.6

10. Financing Arrangements
The following table summarizes all outstanding debt (presented net of unamortized debt issuance costs) and other financing arrangements (in millions):

	June 30,	December 31,	June 30,
	2022	2021	2021
Revolving Lines of Credit
2026 ABL:
2026 U.S. Revolver[1]	$455.1	$—	$—
2026 Canada Revolver[2]	6.2	—	—
Borrowings under revolving lines of credit, net	$461.3	$—	$—

Long-term Debt, net
Term Loan:
2028 Term Loan[3]	$975.9	$979.8	$983.6
Current portion	(10.0)	(10.0)	(10.0)
Long-term borrowings under term loan	965.9	969.8	973.6
Senior Notes:
2026 Senior Notes[4]	297.1	296.8	296.4
2029 Senior Notes[5]	346.6	346.3	346.1
Long-term borrowings under senior notes	643.7	643.1	642.5
Long-term debt, net	$1,609.6	$1,612.9	$1,616.1

Equipment Financing Facilities, net
Equipment financing facilities[6]	$—	$—	$0.4
Current portion	—	—	(0.4)
Long-term obligations under equipment financing, net	$—	$—	$—

1.Effective rate on borrowings of 2.48% as of June 30, 2022.
2.Effective rate on borrowings of 3.95% as of June 30, 2022.
3.Interest rate of 3.31%, 2.34% and 2.59% as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively.
4.Interest rate of 4.50% for all periods presented.
5.Interest rate of 4.125% for all periods presented.
6.Fixed interest rates ranging from 2.33% to 2.89% as of June 30, 2021.
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
On May 19, 2021, the Company used the net proceeds from the 2029 Senior Notes offering, together with cash on hand and borrowings under the New Senior Secured Credit Facilities, to redeem all $1.30 billion aggregate principal amount outstanding of the Company’s 4.875% Senior Notes due 2025 at a redemption price of 102.438%, to refinance all outstanding borrowings under the Company’s previous term loan, and to pay all related accrued interest, fees and expenses.
The financing arrangements entered into in connection with the 2021 Debt Refinancing had certain lenders who also participated in previous financing arrangements entered into by the Company; therefore, portions of the transactions were accounted for as either debt extinguishments or debt modifications. The Company recognized a loss on debt extinguishment for the three and six months ended June 30, 2021 of $50.7 million and $60.2 million, respectively. In addition, the Company capitalized debt issuance costs totaling $29.0 million related to the 2029 Senior Notes, 2026 ABL and 2028 Term Loan, which are being amortized over the terms of the financing arrangements.

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
As of June 30, 2022, the outstanding balance on the 2029 Senior Notes, net of $3.4 million of unamortized debt issuance costs, was $346.6 million.
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
The 2026 ABL contains a springing financial covenant that requires a minimum 1.00 : 1.00 Fixed Charge Coverage Ratio (consolidated EBITDA less capital expenditures to fixed charges, each as defined in the 2026 ABL credit agreement) as of the end of each fiscal quarter (in each case, calculated on a trailing four fiscal quarter basis). The covenant would become operative if the Company failed to maintain a specified minimum amount of availability to borrow under the 2026 ABL, which was not applicable to the Company as of June 30, 2022.
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
As of June 30, 2022, the outstanding balance on the 2026 ABL, net of $6.5 million of unamortized debt issuance costs, was $461.3 million. The Company also had outstanding standby letters of credit related to the 2026 U.S. Revolver in the amount of $15.8 million as of June 30, 2022.
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
As of June 30, 2022, the outstanding balance on the 2028 Term Loan, net of $14.0 million of unamortized debt issuance costs, was $975.9 million.
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
On October 28, 2019, the Company used the net proceeds from the offering, together with cash on hand and available borrowings under the Company’s previous asset-based revolving credit facility, to redeem all $300.0 million aggregate principal amount outstanding of the Company’s 6.375% Senior Notes due 2023.
The Company capitalized debt issuance costs of $4.7 million related to the 2026 Senior Notes, which are being amortized over the term of the financing arrangements.
As of June 30, 2022, the outstanding balance on the 2026 Senior Notes, net of $2.9 million of unamortized debt issuance costs, was $297.1 million.
11. Leases
The following table summarizes components of lease costs recognized in the condensed consolidated statements of operations (in millions; amounts include both continuing and discontinued operations):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$27.3	$26.4	$54.7	$53.2
Finance lease costs:
Amortization of right-of-use assets	3.1	1.4	5.8	2.6
Interest on lease obligations	0.5	0.1	1.0	0.2
Variable lease costs	2.2	2.2	4.4	4.6
Total lease costs	$33.2	$30.1	$65.9	$60.6

The following table presents supplemental cash flow information related to the Company’s leases (in millions):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$51.7	$49.7
Operating cash flows from finance leases	$0.9	$0.2
Financing cash flows from finance leases	$4.9	$1.7
Right-of-use assets obtained in exchange for new finance lease liabilities	$30.5	$13.7
Right-of-use assets obtained in exchange for new operating lease liabilities	$14.4	$45.9
As of June 30, 2022, the Company’s operating leases had a weighted-average remaining lease term of 6.0 years and a weighted-average discount rate of 3.80%, and the Company’s finance leases had a weighted-average remaining lease term of 5.0 years and a weighted-average discount rate of 4.12%.
The following table summarizes future lease payments as of June 30, 2022 (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2022 (July - December)	$52.5	$6.5
2023	99.5	12.8
2024	84.7	12.7
2025	65.3	12.4
2026	52.1	10.9
Thereafter	121.5	6.9
Total future lease payments	475.6	62.2
Imputed interest	(51.5)	(6.0)
Total lease liabilities	$424.1	$56.2
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
In December of 2018, a Beacon vehicle was involved in an accident that resulted in a fatality. The estate of the decedent and two bystanders have filed a lawsuit against the driver and Beacon. Trial is scheduled for late August 2022. There can be no assurance as to the ultimate outcome of this legal proceeding; however, the Company intends to vigorously defend this case, unless it is determined that it is appropriate to be settled. As of June 30, 2022, the Company had no significant amounts accrued with respect to this matter and related payment, if any, is not yet probable or reasonably estimable.
13. Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is composed of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity.

The following table summarizes the components of, and changes in, AOCI (in millions):

	Foreign Currency Translation	Derivative Financial Instruments	AOCI
Balance as of December 31, 2021	$(15.3)	$(4.1)	$(19.4)
Other comprehensive income before reclassifications	(1.6)	10.4	8.8
Balance as of June 30, 2022	$(16.9)	$6.3	$(10.6)
Gains (losses) on derivative instruments are recognized in the condensed consolidated statements of operations in interest expense, financing costs, and other.
14. Geographic Data
The following table summarizes certain geographic information (in millions):

	June 30,	December 31,	June 30,
	2022	2021	2021
Long-lived assets:
U.S.	$653.8	$666.5	$652.9
Canada	10.3	9.9	10.4
Total long-lived assets	$664.1	$676.4	$663.3
15. Fair Value Measurement
As of June 30, 2022, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).
As of June 30, 2022, based upon recent trading prices (Level 2), the fair value of the Company’s $300.0 million 2026 Senior Notes was $270.8 million, and the fair value of the $350.0 million 2029 Senior Notes was $287.9 million.
As of June 30, 2022, the fair value of the Company’s term loan and revolving lines of credit approximated the amount outstanding. The Company estimates the fair value of its term loan and revolving lines of credit by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).
16. Financial Derivatives
The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings.
On September 11, 2019, the Company entered into two interest rate swap agreements to manage the interest rate risk associated with the variable rate on the Company’s previous term loan. Each swap agreement has a notional amount of $250.0 million. As part of the 2021 Debt Refinancing, Beacon refinanced its previous term loan, resulting in the issuance of the 2028 Term Loan; the two interest rate swaps were designed and executed such that they continue to hedge against a total notional amount of $500.0 million related to the refinanced 2028 Term Loan. One agreement (the “5-year swap”) will expire on August 30, 2024 and swaps the thirty-day LIBOR with a fixed-rate of 1.49%. The second agreement (the “3-year swap”) will expire on August 30, 2022 and swaps the thirty-day LIBOR with a fixed-rate of 1.50%. At the inception of the swap agreements, the Company determined that both swaps qualified for cash flow hedge accounting under ASC 815. Therefore, changes in the fair value of the swaps, net of taxes, will be recognized in other comprehensive income each period, then reclassified into the condensed consolidated statements of operations as a component of interest expense, financing costs, and other in the period in which the hedged transaction affects earnings.
The effectiveness of the swaps will be assessed qualitatively by the Company during the lives of the hedges by (i) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and (ii) through an evaluation of the ability of the counterparty to the hedges to honor their obligations under the hedges. The Company performed a qualitative analysis as of June 30, 2022 and concluded that the swap agreements continue to meet the requirements under ASC 815 to qualify for cash flow hedge accounting. As of June 30, 2022, the fair value of the 3‑year swap, net of tax, was $0.1 million in favor of the Company, and the fair value of the 5‑year swap, net of tax, was $6.2 million in favor of the Company.

The Company records any differences paid or received on its interest rate hedges to interest expense, financing costs and other within the condensed consolidated statements of operations. The following table summarizes the combined fair values, net of tax, of the interest rate derivative instruments (in millions):

		Net Assets (Liabilities) as of
		June 30,	December 31,	June 30,
Instrument	Fair Value Hierarchy	2022	2021	2021
Designated interest rate swaps[1]	Level 2	$6.3	$(4.1)	$(8.9)

1.Assets are included in the condensed consolidated balance sheets in prepaid expenses and other current assets, while liabilities are included in accrued expenses.
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
The following table summarizes the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Instrument	2022	2021	2022	2021
Designated interest rate swaps	$2.6	$1.0	$10.4	$4.3
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

	Three Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Net sales	$2,358.2	$1,686.9	$1,754.9	$1,875.4	$1,872.1	$1,318.0
% of fiscal year’s net sales	n/a	n/a	25.7%	27.5%	27.5%	19.3%

Gross profit	$650.2	$439.5	$461.6	$507.8	$517.4	$332.8
% of fiscal year’s gross profit	n/a	n/a	25.4%	27.9%	28.4%	18.3%

Net income (loss) from continuing operations	$174.5	$55.8	$68.1	$104.5	$79.8	$(10.5)
Net income (loss)	$174.5	$55.8	$68.0	$104.8	$76.5	$(6.3)
Net income (loss) attributable to common stockholders	$168.5	$49.8	$62.0	$98.8	$70.5	$(12.3)

Net income (loss) from continuing operations per share – Basic	$2.17	$0.62	$0.78	$1.23	$0.93	$(0.24)
Net income (loss) per share – Basic	$2.17	$0.62	$0.78	$1.24	$0.89	$(0.18)

Net income (loss) from continuing operations per share – Diluted	$2.12	$0.61	$0.76	$1.21	$0.91	$(0.24)
Net income (loss) per share – Diluted	$2.12	$0.61	$0.76	$1.22	$0.87	$(0.18)

n/a = not currently available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis included in our 2021 Annual Report on Form 10-K, our Condensed Consolidated Financial Statements and the notes thereto included in our Transition Report on Form 10-Q for the period from October 1, 2021 to December 31, 2021 and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this document. Unless otherwise indicated, references to “2022” refer to the three or six months ended June 30, 2022 being discussed and references to “2021” refer to the three or six months ended June 30, 2021 being discussed.
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
Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We may not succeed in addressing these and other risks. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein and readers are cautioned not to place undue reliance on forward-looking statements.
Overview
We are the largest publicly traded distributor of roofing materials and complementary building products in North America. We have served the building industry for over 90 years and as of June 30, 2022, we operated 450 branches throughout all 50 states in the U.S. and 6 provinces in Canada. We offer one of the most extensive ranges of high-quality professional grade exterior products comprising over 100,000 SKUs, and we serve over 80,000 residential and non-residential customers who trust us to help them save time, work more efficiently and enhance their businesses.
We are strategically focused on the two core markets of residential and non-residential roofing. As a distributor, our national scale, networked model and specialized capabilities are competitive advantages, providing strong value for both customers and suppliers. We intend to grow faster than the market by enhancing our customers’ experience, activating a complete go-to-market strategy, and expanding our footprint while also driving margin-enhancing initiatives.
Our differentiated service model is designed to solve customer needs. The scale of our business provides branch coverage, technology enablement and investment in our team that is the foundation of customer excellence. In addition, service is further enhanced by our On Time and Complete network (Beacon OTC®), market-based sales teams, and national call center. We also provide the most complete digital commerce platform in roofing distribution, creating value for customers who are able to operate their businesses more effectively and efficiently.
Our history has been strongly influenced by significant acquisition-driven growth, highlighted by the acquisitions of Allied Building Products Corp. for $2.88 billion in 2018 and Roofing Supply Group, LLC for $1.17 billion in 2016. These strategic acquisitions expanded our geographic footprint, enhanced our market presence, and diversified our product offerings. The scale we have achieved from our expansion efforts serves as a competitive advantage, allowing us to use our assets more efficiently, and control our expenses to drive operating leverage.
On February 24, 2022, we announced our Ambition 2025 Value Creation Framework (“Ambition 2025”) to drive growth, enhance customer service and expand our footprint in key markets, which included new Ambition 2025 financial targets and the Repurchase Program (as defined and further detailed below) as well as strategic deployment of capital on acquisitions. We have pursued and finalized numerous smaller acquisitions in key markets to complement the expansion of our geographic footprint, including 13 total branches from these recent acquisitions (for additional information, see Note 3 in the Notes to Condensed Consolidated Financial Statements):
•On June 1, 2022, we acquired Complete Supply, Inc., an independent distributor of residential roofing and exterior building supplies to contractors and homebuilders, with 1 branch located in Illinois and annual sales of approximately $10 million prior to the acquisition;

•On April 29, 2022, we acquired Wichita Falls Builders Wholesale, Inc., a distributor of complementary residential exterior building materials, including windows, doors and siding to contractors, homebuilders and retail customers, with 1 branch located in Texas and annual sales of approximately $4 million prior to the acquisition;
•On January 1, 2022, we acquired Crabtree Siding and Supply, a wholesale distributor of residential exterior building materials, including a broad offering of complementary products, to contractors and homebuilder customers, with 1 branch located in Tennessee and annual sales of approximately $1 million prior to the acquisition; and
•On November 1, 2021, we acquired Midway Sales & Distributing, Inc., a leading Midwest distributor of residential and commercial exterior building and roofing supplies, with 10 branches across Kansas, Missouri and Nebraska and annual sales of approximately $130 million prior to the acquisition.
As part of Ambition 2025, we will continue to pursue strategic acquisitions to grow our business, while we also remain heavily focused on improving our operations and continuing to identify additional opportunities for organic growth. Our recent highlights in these pursuits are demonstrated by the following results for the first half of 2022:
•2022 organic daily sales growth of 24.2% compared to 2021, driven primarily by successful price execution;
•two new branch locations in 2022; and
•significant improvements in labor efficiency and fleet utilization metrics as compared to pre-pandemic levels, driven by strategic cost actions.
In managing our business, we consider all growth, including the opening of new branches, to be organic growth unless it results from an acquisition. When we refer to organic growth, we include growth from existing and newly opened branches, but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period.
In order to pursue these strategic growth initiatives and focus on our core exterior products business, we completed two divestitures in 2021. On December 1, 2021, we completed the divestiture of our solar products business (“Solar Products”). The results of operations from Solar Products were not material to us and are included in continuing operations for the periods presented. On February 10, 2021, we completed the sale of our interior products and insulation businesses (“Interior Products”) to Foundation Building Materials Holding Company LLC for the final adjusted purchase price of $842.7 million. We have reflected Interior Products as discontinued operations for the three and six months ended June 30, 2021. Unless otherwise noted, amounts and disclosures in our discussion below relate to our continuing operations. For additional information, see Note 4 in the Notes to Condensed Consolidated Financial Statements.
COVID-19 Pandemic and Supply Chain Dynamics
We continue to monitor the ongoing impact of the COVID-19 pandemic, including the effects of recent notable variants of the virus. The health and safety of our employees, customers, and the communities in which we operate remains our top priority. Additional safety measures have been implemented in response to the COVID-19 pandemic. We had an essential business designation status throughout the pandemic in all the local markets that we serve. To date, our business experienced the largest adverse impact from COVID-19 in the third quarter of fiscal year 2020, mainly in areas with significant government construction restrictions that have since been eliminated. We have the financial strength and operational flexibility to respond to future COVID-19 pandemic restrictions, and have taken proactive steps to make a number of the cost management initiatives undertaken in response to the COVID-19 pandemic permanent.
The exterior products industry experienced constrained supply chain dynamics in 2021, which has continued in 2022. As a result, we experienced significant cost increases and, at times, a limited ability to purchase enough product to meet consumer demand. We have continued to see an increase in our backlog metrics. Open orders, a measure of our backlog, ended the quarter higher than the prior quarter-end. These trends, caused in large part from global disruptions related to the COVID-19 pandemic and the subsequent rapid economic recovery, may persist in the near-term. In addition to inflationary pressures caused by product shortages, we are also experiencing product cost inflation caused by increased input costs, including rising oil prices, which increases may have been impacted by the Russian invasion of Ukraine. We took proactive measures to actively increase our inventory, price effectively and deliver high-value solutions to our customers’ critical building material needs. As a leading distributor of essential building materials, we will continue to react quickly to market and supply chain developments and ensure high-quality service for our customers.

Comparison of the Three Months Ended June 30, 2022 and 2021
The following tables set forth condensed consolidated statements of operations data and such data as a percentage of total net sales for the periods presented (in millions):

	Three Months Ended June 30,
	2022	2021
Net sales	$2,358.2	$1,872.1
Cost of products sold	1,708.0	1,354.7
Gross profit	650.2	517.4
Operating expense:
Selling, general and administrative	355.4	296.3
Depreciation	18.9	15.1
Amortization	21.5	25.2
Total operating expense	395.8	336.6
Income (loss) from operations	254.4	180.8
Interest expense, financing costs, and other	18.9	23.2
Loss on debt extinguishment	—	50.7
Income (loss) from continuing operations before income taxes	235.5	106.9
Provision for (benefit from) income taxes	61.0	27.1
Net income (loss) from continuing operations	174.5	79.8
Net income (loss) from discontinued operations	—	(3.3)
Net income (loss)	174.5	76.5
Dividends on Preferred Stock	6.0	6.0
Net income (loss) attributable to common stockholders	$168.5	$70.5

	Three Months Ended June 30,
	2022	2021
Net sales	100.0%	100.0%
Cost of products sold	72.4%	72.4%
Gross profit	27.6%	27.6%
Operating expense:
Selling, general and administrative	15.1%	15.8%
Depreciation	0.8%	0.9%
Amortization	0.9%	1.3%
Total operating expense	16.8%	18.0%
Income (loss) from operations	10.8%	9.6%
Interest expense, financing costs, and other	0.8%	1.2%
Loss on debt extinguishment	—%	2.7%
Income (loss) from continuing operations before income taxes	10.0%	5.7%
Provision for (benefit from) income taxes	2.6%	1.4%
Net income (loss) from continuing operations	7.4%	4.3%
Net income (loss) from discontinued operations	—%	(0.2)%
Net income (loss)	7.4%	4.1%
Dividends on Preferred Stock	0.3%	0.3%
Net income (loss) attributable to common stockholders	7.1%	3.8%
When we refer to regions, we are referring to our geographic regions. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs.
As of June 30, 2022, we had a total of 450 branches in operation.

Net Sales
Net sales increased 26.0% to $2.36 billion in 2022, up from $1.87 billion in 2021. Net sales increased across all three lines of business, substantially driven by a weighted-average selling price increase of approximately 24-25% as well as an estimated volume increase of approximately 0-1%. Additionally, net sales in 2022 includes the results of acquired branches, while net sales in 2021 includes the results of divested branches that were included in continuing operations. Excluding the impact of acquired and divested branches, the increase in net sales would have been approximately 1% lower.
Net sales by geographic region, including the impact of acquired and divested branches, increased from 2021 to 2022 as follows: Northeast 20.8%; Mid-Atlantic 21.4%; Southeast 24.0%; Southwest 29.7%; Midwest 42.6%; West 10.4%; and Canada 13.6%.
We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). To calculate approximate weighted average selling price and product cost changes, we review organic U.S. warehouse sales of the same items sold regionally period over period and normalize the data for non-representative outliers. To determine estimated volumes, we subtract the change in weighted average selling price, calculated as described above, from the total changes in net sales, excluding acquisitions and dispositions. As a result, and especially in high inflationary periods, the weighted average selling price and estimated volume changes may not be directly comparable to changes reported in prior periods.
The following table summarizes net sales by product line for the periods presented (in millions):

	Three Months Ended June 30,				Year-over-Year Change
	2022		2021
	Net Sales	Mix %	Net Sales	Mix %	$	%
Residential roofing products	$1,196.1	50.7%	$981.6	52.4%	$214.5	21.9%
Non-residential roofing products	682.6	29.0%	486.7	26.0%	195.9	40.3%
Complementary building products	479.5	20.3%	403.8	21.6%	75.7	18.7%
Total net sales	$2,358.2	100.0%	$1,872.1	100.0%	$486.1	26.0%
Gross Profit
The following table summarizes gross profit and gross margin for the periods presented (in millions):

	Three Months Ended June 30,		Change[1]
	2022	2021	$	%
Gross profit	$650.2	$517.4	$132.8	25.7%
Gross margin	27.6%	27.6%	N/A	0.0%

1.Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.
Gross margin was 27.6% in both 2022 and 2021. The consistent gross margin resulted from a weighted-average selling price increase (calculated as described above) of approximately 24-25%, offset by a weighted-average product cost increase of approximately 23-24% and a higher non-residential product mix.
Operating Expense
The following table summarizes operating expense for the periods presented (in millions):

	Three Months Ended June 30,		Change[1]
	2022	2021	$	%
Selling, general and administrative	$355.4	$296.3	$59.1	19.9%
Depreciation	18.9	15.1	3.8	25.2%
Amortization	21.5	25.2	(3.7)	(14.7)%
Operating expense	$395.8	$336.6	$59.2	17.6%
% of net sales	16.8%	18.0%	N/A	(1.2)%

1.Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense increased 17.6% to $395.8 million in 2022, from $336.6 million in 2021. The comparative increase in operating expense was mainly influenced by the following factors:
•a $28.6 million increase in payroll and employee benefit costs, primarily due to increased headcount to drive and support future growth, as well as wage inflation and higher incentive compensation;
•a $11.4 million increase in selling costs, primarily due to net sales growth resulting in higher commissions, as well as an increase in fleet costs; and
•a $8.7 million increase in general and administrative expenses, primarily due to higher professional fees and an increase in travel and entertainment expenses.
Operating expense in 2022 includes the results of acquired branches, while operating expense in 2021 includes the results of divested branches that were included in continuing operations, the combined results of which drove a net increase of $7.2 million from 2021 to 2022.
Operating expense as a percent of sales was lower in 2022, driven by the positive impact from net sales growth as well as productivity gains.
Interest Expense, Financing Costs and Other
Interest expense, financing costs and other expense was $18.9 million in 2022, compared to $23.2 million in 2021. The comparative decrease is primarily due to a lower weighted-average interest rate on our outstanding debt.
Loss on Debt Extinguishment
Loss on debt extinguishment was $50.7 million in 2021 and includes the write-off of debt issuance costs and payment of redemption premiums stemming from our 2021 Debt Refinancing.
Income Taxes
Income tax provision (benefit) was $61.0 million in 2022, compared to $27.1 million in 2021. The comparative increase in income tax provision was primarily due to higher pre-tax income from continuing operations. The effective tax rate, excluding any discrete items, was 26.1% in 2022, compared to 25.9% in 2021. We expect our 2022 effective tax rate, excluding any discrete items, will range from approximately 25.5% to 26.5%.
Net Income (Loss)/Net Income (Loss) Per Share
Net income (loss) from continuing operations was $174.5 million in 2022, compared to $79.8 million in 2021. Net income (loss) from discontinued operations was $(3.3) million in 2021 (see Note 4 in the Notes to Condensed Consolidated Financial Statements for further discussion). Consolidated net income (loss) was $174.5 million in 2022, compared to $76.5 million in 2021. There were $6.0 million of dividends on preferred shares for both 2022 and 2021, making consolidated net income (loss) attributable to common stockholders $168.5 million and $70.5 million, respectively.
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

The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Three Months Ended June 30,
	2022	2021
Numerator:
Net income (loss) from continuing operations	$174.5	$79.8
Dividends on Preferred Stock	(6.0)	(6.0)
Undistributed income from continuing operations allocated to participating securities	(20.9)	(9.0)
Net income (loss) from continuing operations attributable to common stockholders – Basic and Diluted (if-converted and two-class method)	147.6	64.8

Net income (loss) from discontinued operations	—	(3.3)
Undistributed income from discontinued operations allocated to participating securities	—	0.4
Net income (loss) from discontinued operations attributable to common stockholders – Basic and Diluted (if-converted and two-class method)	—	(2.9)
Net income (loss) attributable to common stockholders – Basic and Diluted (if-converted and two-class method)	$147.6	$61.9

Denominator:
Weighted-average common shares outstanding – Basic	68.1	69.9
Effect of common share equivalents	1.4	1.4
Weighted-average common shares outstanding – Diluted	69.5	71.3

Net income (loss) per share:
Basic – Continuing operations	$2.17	$0.93
Basic – Discontinued operations	—	(0.04)
Basic net income (loss) per share	$2.17	$0.89

Diluted – Continuing operations	$2.12	$0.91
Diluted – Discontinued operations	—	(0.04)
Diluted net income (loss) per share (if-converted and two-class method)	$2.12	$0.87

Comparison of the Six Months Ended June 30, 2022 and 2021
The following tables set forth condensed consolidated statements of operations data and such data as a percentage of total net sales for the periods presented (in millions):

	Six Months Ended June 30,
	2022	2021
Net sales	$4,045.1	$3,190.1
Cost of products sold	2,955.4	2,339.9
Gross profit	1,089.7	850.2
Operating expense:
Selling, general and administrative	664.7	564.1
Depreciation	36.4	29.7
Amortization	42.9	52.8
Total operating expense	744.0	646.6
Income (loss) from operations	345.7	203.6
Interest expense, financing costs, and other	35.5	51.8
Loss on debt extinguishment	—	60.2
Income (loss) from continuing operations before income taxes	310.2	91.6
Provision for (benefit from) income taxes	79.9	22.3
Net income (loss) from continuing operations	230.3	69.3
Net income (loss) from discontinued operations	—	0.9
Net income (loss)	230.3	70.2
Dividends on Preferred Stock	12.0	12.0
Net income (loss) attributable to common stockholders	$218.3	$58.2

	Six Months Ended June 30,
	2022	2021
Net sales	100.0%	100.0%
Cost of products sold	73.1%	73.3%
Gross profit	26.9%	26.7%
Operating expense:
Selling, general and administrative	16.4%	17.7%
Depreciation	0.9%	0.9%
Amortization	1.1%	1.7%
Total operating expense	18.4%	20.3%
Income (loss) from operations	8.5%	6.4%
Interest expense, financing costs, and other	0.8%	1.6%
Loss on debt extinguishment	—%	1.9%
Income (loss) from continuing operations before income taxes	7.7%	2.9%
Provision for (benefit from) income taxes	2.0%	0.7%
Net income (loss) from continuing operations	5.7%	2.2%
Net income (loss) from discontinued operations	—%	—%
Net income (loss)	5.7%	2.2%
Dividends on Preferred Stock	0.3%	0.4%
Net income (loss) attributable to common stockholders	5.4%	1.8%
When we refer to regions, we are referring to our geographic regions. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs.
As of June 30, 2022, we had a total of 450 branches in operation.

Net Sales
Net sales increased 26.8% to $4.05 billion in 2022, up from $3.19 billion in 2021. Net sales increased across all three lines of business, substantially driven by a weighted-average selling price increase of approximately 23-24% as well as an estimated volume increase of approximately 2-3%. Additionally, net sales in 2022 includes the results of acquired branches, while net sales in 2021 includes the results of divested branches that were included in continuing operations. Excluding the impact of acquired and divested branches, the increase in net sales would have been approximately 1% lower.
Net sales by geographic region, including the impact of acquired and divested branches, increased from 2021 to 2022 as follows: Northeast 23.3%; Mid-Atlantic 22.0%; Southeast 20.6%; Southwest 31.5%; Midwest 45.1%; West 12.4%; and Canada 17.2%.
We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). To calculate approximate weighted average selling price and product cost changes, we review organic U.S. warehouse sales of the same items sold regionally period over period and normalize the data for non-representative outliers. To determine estimated volumes, we subtract the change in weighted average selling price, calculated as described above, from the total changes in net sales, excluding acquisitions and dispositions. As a result, and especially in high inflationary periods, the weighted average selling price and estimated volume changes may not be directly comparable to changes reported in prior periods.
The following table summarizes net sales by product line for the periods presented (in millions):

	Six Months Ended June 30,				Year-over-Year Change
	2022		2021
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$2,042.6	50.5%	$1,676.7	52.6%	$365.9	21.8%
Non-residential roofing products	1,170.3	28.9%	816.5	25.6%	353.8	43.3%
Complementary building products	832.2	20.6%	696.9	21.8%	135.3	19.4%
Total net sales	$4,045.1	100.0%	$3,190.1	100.0%	$855.0	26.8%
Gross Profit
The following table summarizes gross profit and gross margin for the periods presented (in millions):

	Six Months Ended June 30,		Change[1]
	2022	2021	$	%
Gross profit	$1,089.7	$850.2	$239.5	28.2%
Gross margin	26.9%	26.7%	N/A	0.2%

1.Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.
Gross margin was 26.9% in 2022, up 0.2 percentage points from 26.7% in 2021. The comparative increase in gross margin resulted from a weighted-average selling price increase (calculated as described above) of approximately 23-24%, largely offset by a weighted-average product cost increase of approximately 23-24% and a higher non-residential product mix.
Operating Expense
The following table summarizes operating expense for the periods presented (in millions):

	Six Months Ended June 30,		Change[1]
	2022	2021	$	%
Selling, general, and administrative	$664.7	$564.1	$100.6	17.8%
Depreciation	36.4	29.7	6.7	22.6%
Amortization	42.9	52.8	(9.9)	(18.8)%
Total operating expense	$744.0	$646.6	$97.4	15.1%
% of net sales	18.4%	20.3%	N/A	(1.9)%

1.Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense increased 15.1% to $744.0 million in 2022, from $646.6 million in 2021. The comparative increase in operating expense was mainly influenced by the following factors:
•a $45.2 million increase in payroll and employee benefit costs, primarily due to increased headcount to drive and support future growth, as well as wage inflation and higher incentive compensation;
•a $21.7 million increase in selling costs, primarily due to net sales growth resulting in higher commissions, as well as an increase in fleet costs; and
•a $19.1 million increase in general and administrative expenses, primarily due to an increase in travel and entertainment expenses as well as insurance expenses.
Operating expense in 2022 includes the results of acquired branches, while operating expense in 2021 includes the results of divested branches that were included in continuing operations, the combined results of which drove a net increase of $12.8 million from 2021 to 2022.
Operating expense as a percent of sales was lower in 2022, driven by the positive impact from net sales growth as well as productivity gains.
Interest Expense, Financing Costs and Other
Interest expense, financing costs and other expense was $35.5 million in 2022, compared to $51.8 million in 2021. The comparative decrease is primarily due to decreased average debt balances during the respective periods and a lower weighted-average interest rate on our outstanding debt.
Loss on Debt Extinguishment
Loss on debt extinguishment was $60.2 million in 2021 and includes the write-off of debt issuance costs and payment of redemption premiums stemming from our 2021 Debt Refinancing.
Income Taxes
Income tax provision (benefit) was $79.9 million in 2022, compared to $22.3 million in 2021. The comparative increase in income tax provision was primarily due to higher pre-tax income from continuing operations. The effective tax rate, excluding any discrete items, was 26.0% in 2022, compared to 25.9% in 2021. We expect our 2022 effective tax rate, excluding any discrete items, will range from approximately 25.5% to 26.5%.
Net Income (Loss)/Net Income (Loss) Per Share
Net income (loss) from continuing operations was $230.3 million in 2022, compared to $69.3 million in 2021. Net income (loss) from discontinued operations was $0.9 million in 2021 (see Note 4 in the Notes to Condensed Consolidated Financial Statements for further discussion). Consolidated net income (loss) was $230.3 million in 2022, compared to $70.2 million in 2021. There were $12.0 million of dividends on preferred shares for both 2022 and 2021, making consolidated net income (loss) attributable to common stockholders $218.3 million and $58.2 million, respectively.
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

The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Six Months Ended June 30,
	2022	2021
Numerator:
Net income (loss) from continuing operations	$230.3	$69.3
Dividends on Preferred Stock	(12.0)	(12.0)
Undistributed income from continuing operations allocated to participating securities	(26.8)	(6.9)
Net income (loss) from continuing operations attributable to common stockholders – Basic and Diluted (if-converted and two-class method)	191.5	50.4

Net income (loss) from discontinued operations	—	0.9
Undistributed income from discontinued operations allocated to participating securities	—	(0.2)
Net income (loss) from discontinued operations attributable to common stockholders – Basic and Diluted (if-converted and two-class method)	—	0.7
Net income (loss) attributable to common stockholders – Basic and Diluted (if-converted and two-class method)	$191.5	$51.1

Denominator:
Weighted-average common shares outstanding – Basic	69.1	69.8
Effect of common share equivalents	1.3	1.2
Weighted-average common shares outstanding – Diluted	70.4	71.0

Net income (loss) per share:
Basic – Continuing operations	$2.77	$0.72
Basic – Discontinued operations	—	0.01
Basic net income (loss) per share	$2.77	$0.73

Diluted – Continuing operations	$2.72	$0.71
Diluted – Discontinued operations	—	0.01
Diluted net income (loss) per share (if-converted and two-class method)	$2.72	$0.72
Non-GAAP Financial Measures
To provide investors with additional information regarding our financial results, we prepare certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), specifically:
•Adjusted Operating Expense. We define Adjusted Operating Expense as operating expense, excluding the impact of the adjusting items (as described below).
•Adjusted Net Income (Loss). We define Adjusted Net Income (Loss) as net income (loss) from continuing operations, excluding the impact of the adjusting items (as described below).
•Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations, excluding the impact of interest expense (net of interest income), income taxes, depreciation and amortization, stock-based compensation, and the adjusting items (as described below).
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
Adjusting Items to Non-GAAP Financial Measures
The impact of the following expense (income) items is excluded from each of our non-GAAP measures (the “adjusting items”):
•Acquisition costs. Represent certain costs related to historical acquisitions, including: amortization of intangible assets; professional fees, branch integration expenses, travel expenses, employee severance and retention costs, and other personnel expenses classified as selling, general and administrative; gains/losses related to changes in fair value of contingent consideration or holdback liabilities; and amortization of debt issuance costs.
•Restructuring costs. Represent costs stemming from headcount rationalization efforts and certain rebranding costs; impact of the Interior Products and Solar Products divestitures; costs related to changing our fiscal year end; amortization of debt issuance costs; debt refinancing and extinguishment costs; and abandoned lease costs.
•COVID-19 impacts. Represent costs directly related to the COVID-19 pandemic.
The following table presents the impact of the adjusting items on our condensed consolidated statements of operations for each of the periods indicated (in millions):

	Operating Expense		Non-Operating Expense
	SG&A1	Amorti- zation	Interest Expense	Other (Income) Expense	Income Taxes[2]	Total
Three Months Ended June 30, 2022
Acquisition costs	$1.7	$21.5	$1.0	$—	$—	$24.2
Restructuring costs	2.9	—	0.3	—	—	3.2
COVID-19 impacts	0.1	—	—	—	—	0.1
Total adjusting items	$4.7	$21.5	$1.3	$—	$—	$27.5
Three Months Ended June 30, 2021
Acquisition costs	$0.8	$25.2	$1.2	$—	$—	$27.2
Restructuring costs[3]	1.7	—	0.7	50.8	—	53.2
COVID-19 impacts	0.4	—	—	—	—	0.4
Total adjusting items	$2.9	$25.2	$1.9	$50.8	$—	$80.8

Six Months Ended June 30, 2022
Acquisition costs	$2.2	$42.9	$2.0	$—	$—	$47.1
Restructuring costs	4.6	—	0.6	—	—	5.2
COVID-19 impacts	1.5	—	—	—	—	1.5
Total adjusting items	$8.3	$42.9	$2.6	$—	$—	$53.8
Six Months Ended June 30, 2021
Acquisition costs	$1.4	$50.5	$3.1	$—	$—	$55.0
Restructuring costs[3]	4.7	2.3	1.5	60.3	—	68.8
COVID-19 impacts	0.9	—	—	—	—	0.9
Total adjusting items	$7.0	$52.8	$4.6	$60.3	$—	$124.7

1.Selling, general and administrative expense (“SG&A”).
2.For tax impact of adjusting items, see Adjusted Net Income (Loss) table below.
3.Other (income) expense for the three and six months ended June 30, 2021 includes a loss on debt extinguishment of $50.7 million and $60.2 million, respectively, in connection with the write-off of debt issuance costs and payment of redemption premiums stemming from our refinancing transactions.

Adjusted Operating Expense
The following table presents a reconciliation of operating expense, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Operating Expense for each of the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expense	$395.8	$336.6	$744.0	$646.6
Acquisition costs	(23.2)	(26.0)	(45.1)	(51.9)
Restructuring costs	(2.9)	(1.7)	(4.6)	(7.0)
COVID-19 impacts	(0.1)	(0.4)	(1.5)	(0.9)
Adjusted Operating Expense	$369.6	$308.5	$692.8	$586.8

Net sales	$2,358.2	$1,872.1	$4,045.1	$3,190.1
Operating expense as % of net sales	16.8%	18.0%	18.4%	20.3%
Adjusted Operating Expense as % of net sales	15.7%	16.5%	17.1%	18.4%
Adjusted Net Income (Loss)
The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss) for each of the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) from continuing operations	$174.5	$79.8	$230.3	$69.3
Adjusting items:
Acquisition costs	24.2	27.2	47.1	55.0
Restructuring costs	3.2	53.2	5.2	68.8
COVID-19 impacts	0.1	0.4	1.5	0.9
Total adjusting items	27.5	80.8	53.8	124.7
Less: tax impact of adjusting items[1]	(7.4)	(20.7)	(13.9)	(32.0)
Total adjustments, net of tax	20.1	60.1	39.9	92.7
Adjusted Net Income (Loss)	$194.6	$139.9	$270.2	$162.0

Net sales	$2,358.2	$1,872.1	$4,045.1	$3,190.1
Net income (loss) as % of sales	7.4%	4.3%	5.7%	2.2%
Adjusted Net Income (Loss) as % of sales	8.3%	7.5%	6.7%	5.1%

1.Amounts represent tax impact on adjustments that are not included in our income tax provision (benefit) for the periods presented. The tax impact of adjustments for the three months ended June 30, 2022 and 2021 were calculated using a blended effective tax rate of 26.9% and 25.6%, respectively. The tax impact of adjustments for the six months ended June 30, 2022 and 2021 were calculated using a blended effective tax rate of 25.8% and 25.7%, respectively.

Adjusted EBITDA
The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) from continuing operations	$174.5	$79.8	$230.3	$69.3
Interest expense, net	19.1	23.2	36.3	52.8
Income taxes	61.0	27.1	79.9	22.3
Depreciation and amortization	40.4	40.3	79.3	82.5
Stock-based compensation	8.0	5.4	13.1	9.6
Acquisition costs[1]	1.7	0.8	2.2	1.4
Restructuring costs[1]	2.9	52.5	4.6	65.0
COVID-19 impacts	0.1	0.4	1.5	0.9
Adjusted EBITDA	$307.7	$229.5	$447.2	$303.8

Net sales	$2,358.2	$1,872.1	$4,045.1	$3,190.1
Net income (loss) as % of net sales	7.4%	4.3%	5.7%	2.2%
Adjusted EBITDA as % of net sales	13.0%	12.3%	11.1%	9.5%

1.Amounts represent adjusting items included in SG&A and other income (expense); remaining adjusting item balances are embedded within the other line item balances reported in this table.
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
In addition, the impacts of the COVID-19 pandemic and resulting supply chain disruptions as well as inflation have caused, and may continue to cause, fluctuations in our financial results and working capital that are not aligned with the seasonality we generally experience.
Liquidity
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration available borrowings and the seasonal nature of our business.
Our principal sources of liquidity as of June 30, 2022 were our cash and cash equivalents of $54.6 million and our available borrowings of approximately $809.0 million under our asset-based revolving lines of credit.
Significant factors which could affect future liquidity include the following:
•the adequacy of available bank lines of credit;

•the ability to attract long-term capital with satisfactory terms;
•cash flows generated from operating activities;
•working capital management;
•acquisitions; and
•capital expenditures.
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
We believe we currently have adequate liquidity and availability of capital to fund our present operations, meet our commitments on our existing debt and fund anticipated growth, including expansion in existing and targeted market areas. We may seek potential acquisitions from time to time and hold discussions with certain acquisition candidates. If suitable acquisition opportunities or working capital needs arise that require additional financing, we believe that our financial position, credit profile and earnings history provide a sufficient base for obtaining additional financing resources at reasonable rates and terms. We may also choose to issue additional shares of common stock or preferred stock in order to raise funds.
The following table summarizes our cash flows for the periods indicated (in millions):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$(187.0)	$18.7
Net cash provided by (used in) investing activities	(53.5)	810.4
Net cash provided by (used in) financing activities	69.6	(1,101.6)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	—
Net increase (decrease) in cash and cash equivalents	$(171.2)	$(272.5)
Operating Activities
Net cash used in operating activities, including both continuing and discontinued operations, was $187.0 million in 2022, compared to cash provided by operating activities of $18.7 million in 2021. Cash from operations decreased $205.7 million primarily due to an incremental cash outflow of $372.0 million stemming from changes to our net working capital, mainly driven by an unfavorable change in cash outflows related to accounts receivable and inventories compared to the prior year, partially offset by a favorable change in cash inflows related to accounts payable and accrued expenses. The unfavorable change related to accounts receivable is largely driven by increased sales, while the unfavorable change related to inventories and favorable change related to accounts payable and accrued expenses are primarily due to product cost inflation as well as a build-up of product inventories during our peak selling season. The decrease was partially offset by an increase in net income after adjustments for non-cash items of $166.3 million. Operating cash flows used in discontinued operations for the six months ended June 30, 2021 were $21.8 million.
Investing Activities
Net cash used in investing activities was $53.5 million in 2022, compared to cash provided by investing activities of $810.4 million in 2021. Cash provided by investing activities in 2021 primarily reflects proceeds from the sale of Interior Products, whereas cash used in investing activities in 2022 reflects cash used for purchases of property and equipment as well as acquired businesses. There were no investing cash flows from discontinued operations.
Financing Activities
Net cash provided by financing activities was $69.6 million in 2022, compared to cash used in financing activities of $1.10 billion in 2021. Cash used in financing activities in 2021 was primarily due to $1.05 billion in net repayments of borrowings, mostly in connection with the 2021 Debt Refinancing (as defined below). Cash provided by financing activities in 2022 reflects $467.8 million in net borrowings, partially offset by $338.1 million in cash used to repurchase our common stock and a $50.0 million advance payment for shares of our common stock, both under the Repurchase Program (as defined below).

Share Repurchase Program
On February 24, 2022, we announced a new share repurchase program (the “Repurchase Program”), pursuant to which we may purchase up to $500.0 million of our common stock. Shares repurchased under the Repurchase Program are retired immediately and are included in the category of authorized but unissued shares. As of June 30, 2022, we had approximately $112.1 million remaining under the Repurchase Program. The pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions, our debt repayment obligations, our stock price, and economic and market conditions.
On March 10, 2022, we entered into a Variable Tenor ASR Master Agreement (the “ASR Master Agreement”) and Supplemental Confirmation (collectively, the “March 2022 ASR Agreement”) with Citibank, N.A. (“Citi”) to repurchase $125.0 million of our common stock. Under the terms of the March 2022 ASR Agreement, we paid $125.0 million to Citi and received an initial share delivery of 1,689,189 shares of our common stock, representing 80% of the then expected share repurchases under the March 2022 ASR Agreement, based on the closing price of our common stock of $59.20 on March 11, 2022. On June 13, 2022, we completed the March 2022 ASR Agreement and received an additional 406,200 shares of our common stock. In total, 2,095,389 shares of our common stock were delivered under the March 2022 ASR Agreement at an average price of $59.65 per share, which represents the daily volume-weighted average price of our common stock during the term of the March 2022 ASR Agreement, less a discount and adjustments pursuant to the terms of the March 2022 ASR Agreement.
On June 13, 2022, we entered into an additional Supplemental Confirmation (together with the ASR Master Agreement, the “June 2022 ASR Agreement”) with Citi to repurchase an additional $250.0 million of our common stock. Under the terms of the June 2022 ASR Agreement, we paid $250.0 million to Citi and received an initial share delivery of 3,480,077 shares of our common stock, representing 80% of the total expected share repurchases under the June 2022 ASR Agreement, based on the closing price of our common stock of $57.47 on June 13, 2022. The final number of shares to be repurchased pursuant to the ASR Agreement will be determined upon settlement. As of June 30, 2022, the remaining $50.0 million of the $250.0 million purchase price was evaluated as an unsettled equity forward contract indexed to our common stock and classified within stockholders’ equity as a reduction to additional paid-in capital until the equity forward contract settles, when it will be reflected as a reduction in retained earnings. The final settlement of the June 2022 ASR Agreement is expected to be completed in the fourth quarter of 2022.
During the six months ended June 30, 2022, we also repurchased on the open market 221,658 shares of our common stock at an average price of $57.98 per share for an aggregate purchase price of $12.9 million.
See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information.
Capital Resources
In May 2021, we entered into a series of financing arrangements to refinance certain debt instruments to take advantage of lower market interest rates (the “2021 Debt Refinancing”). Upon completion of the 2021 Debt Refinancing, the weighted-average interest rate on our outstanding debt was 3.43% as of June 30, 2022, down from 4.21% as of March 31, 2021 (prior to the 2021 Debt Refinancing).
As of June 30, 2022, we had access to the following financing arrangements:
•the 2026 U.S. Revolver, an asset-based revolving line of credit in the United States, in an amount up to $1.25 billion and with an outstanding balance of $455.1 million;
•the 2026 Canada Revolver, an asset-based revolving line of credit in Canada, in an amount up to $50.0 million and with an outstanding balance of $6.2 million;
•the 2028 Term Loan with an outstanding balance of $975.9 million; and
•two separate senior notes instruments, including the 2029 Senior Notes and 2026 Senior Notes, with outstanding balances of $346.6 million and $297.1 million, respectively.
See Note 10 in the Notes to Condensed Consolidated Financial Statements for additional information on our current financing arrangements and the 2021 Debt Refinancing.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 have not changed materially during the transition period from October 1, 2021 to December 31, 2021 or the six months ended June 30, 2022.

Item 4. Controls and Procedures
As of June 30, 2022, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
There have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 12 in the Notes to Condensed Consolidated Financial Statements for information about pending legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to the Company’s purchases of its common stock during the second quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1,2]	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1,2]
April 2022	—	$—	—	$362,100,000
May 2022	—	—	—	$362,100,000
June 2022	3,886,277	57.90	3,886,277	$112,147,537
Total	3,886,277	$57.90	3,886,277

1.On February 24, 2022, the Company announced a program to repurchase up to $500.0 million of its common stock.
2.On March 10, 2022, the Company entered into a Variable Tenor ASR Master Agreement (the “ASR Master Agreement”) and Supplemental Confirmation (collectively, the “March 2022 ASR Agreement”) with Citibank, N.A. (“Citi”) whereupon the Company provided Citi with a prepayment of $125.0 million and received an initial share delivery of 1,689,189 shares of its common stock, representing 80% of the total expected share repurchases under the March 2022 ASR Agreement, based on the closing price of the Company’s common stock of $59.20 on March 11, 2022. On June 13, 2022, the Company completed the March 2022 ASR Agreement and received an additional 406,200 shares of the Company’s common stock. In total, 2,095,389 shares of the Company’s common stock were delivered under the March 2022 ASR Agreement at an average price of $59.65 per share, which represents the daily volume-weighted average price of the Company’s common stock during the term of the March 2022 ASR Agreement, less a discount and adjustments pursuant to the terms of the March 2022 ASR Agreement.
On June 13, 2022, the Company entered into an additional Supplemental Confirmation (together with the ASR Master Agreement, the “June 2022 ASR Agreement”) with Citi whereupon the Company provided Citi with a prepayment of $250.0 million and received an initial share delivery of 3,480,077 shares of its common stock, representing 80% of the total expected share repurchases under the June 2022 ASR Agreement, based on the closing price of the Company’s common stock of $57.47 on June 13, 2022. Under the terms of the June 2022 ASR Agreement, the total number of shares delivered and average purchase price per share will be determined upon settlement, which is expected to occur during the fourth quarter of 2022.
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
(i)the Condensed Consolidated Balance Sheets as of June 30, 2022; December 31, 2021; and June 30, 2021,
(ii)the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021,
(iii)the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021,
(iv)the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021,
(v)the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and
(vi)the Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: August 5, 2022	BY:	/s/ FRANK A. LONEGRO
Frank A. Lonegro
Executive Vice President & Chief Financial Officer