Form 10-Q
period 2022-09-30
BEACON ROOFING SUPPLY INC
filed 2022-11-04
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2022, 65,061,944 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.
FORM 10-Q
For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Condensed Consolidated Financial Statements
BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)

	September 30,	December 31,	September 30,
	2022	2021	2021
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$84.9	$225.8	$260.0
Accounts receivable, less allowance of $15.7, $16.1 and $16.3 as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively	1,352.5	855.2	978.3
Inventories, net	1,388.9	1,161.7	1,084.5
Prepaid expenses and other current assets	415.3	367.2	345.9
Total current assets	3,241.6	2,609.9	2,668.7
Property and equipment, net	306.2	256.3	236.6
Goodwill	1,782.7	1,777.4	1,760.9
Intangibles, net	361.4	421.0	414.8
Operating lease right-of-use assets, net	432.1	413.9	399.2
Deferred income taxes, net	56.4	61.9	64.5
Other assets, net	4.0	8.9	9.8
Total assets	$6,184.4	$5,549.3	$5,554.5

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,062.2	$794.2	$812.9
Accrued expenses	512.9	472.1	546.7
Current portion of operating lease liabilities	89.6	89.0	88.5
Current portion of finance lease liabilities	14.0	6.4	5.0
Current portion of long-term debt/obligations	10.0	10.0	10.0
Total current liabilities	1,688.7	1,371.7	1,463.1
Borrowings under revolving lines of credit, net	246.1	—	—
Long-term debt, net	1,608.0	1,612.9	1,614.5
Deferred income taxes, net	0.1	0.8	0.7
Operating lease liabilities	349.8	326.3	311.3
Finance lease liabilities	60.3	26.0	22.9
Total liabilities	3,953.0	3,337.7	3,412.5
Commitments and contingencies (Note 12)
Convertible Preferred Stock (voting); $0.01 par value; aggregate liquidation preference $400.0; 0.4 shares authorized, issued and outstanding as of September 30, 2022, December 31, 2021 and September 30, 2021 (Note 6)	399.2	399.2	399.2
Stockholders' equity:
Common stock (voting); $0.01 par value; 100.0 shares authorized; 65.1, 70.4 and 70.1 shares issued and outstanding as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively	0.7	0.7	0.7
Undesignated preferred stock; 5.0 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	1,133.6	1,148.6	1,145.0
Retained earnings	711.6	682.5	620.5
Accumulated other comprehensive income (loss)	(13.7)	(19.4)	(23.4)
Total stockholders' equity	1,832.2	1,812.4	1,742.8
Total liabilities and stockholders' equity	$6,184.4	$5,549.3	$5,554.5
See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$2,415.2	$1,875.4	$6,460.3	$5,065.5
Cost of products sold	1,785.0	1,367.6	4,740.4	3,707.5
Gross profit	630.2	507.8	1,719.9	1,358.0
Operating expense:
Selling, general and administrative	357.9	309.4	1,022.6	873.5
Depreciation	19.0	15.3	55.4	45.0
Amortization	21.9	25.0	64.8	77.8
Total operating expense	398.8	349.7	1,142.8	996.3
Income (loss) from operations	231.4	158.1	577.1	361.7
Interest expense, financing costs and other	22.8	16.3	58.3	68.1
Loss on debt extinguishment	—	—	—	60.2
Income (loss) from continuing operations before income taxes	208.6	141.8	518.8	233.4
Provision for (benefit from) income taxes	53.8	37.3	133.7	59.6
Net income (loss) from continuing operations	154.8	104.5	385.1	173.8
Net income (loss) from discontinued operations[1]	—	0.3	—	1.2
Net income (loss)	154.8	104.8	385.1	175.0
Dividends on Preferred Stock	6.0	6.0	18.0	18.0
Net income (loss) attributable to common stockholders	$148.8	$98.8	$367.1	$157.0

Weighted-average common stock outstanding:[2]
Basic	65.0	70.1	67.7	69.9
Diluted	66.4	71.4	69.1	71.1

Net income (loss) per share:[2]
Basic - Continuing operations	$1.99	$1.23	$4.74	$1.96
Basic - Discontinued operations	—	0.01	—	0.01
Basic net income (loss) per share	$1.99	$1.24	$4.74	$1.97

Diluted - Continuing operations	$1.95	$1.21	$4.65	$1.93
Diluted - Discontinued operations	—	0.01	—	0.01
Diluted net income (loss) per share	$1.95	$1.22	$4.65	$1.94

1.See Note 4 for additional information.
2.See Note 6 for detailed calculations and further discussion.

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$154.8	$104.8	$385.1	$175.0
Other comprehensive income (loss):
Foreign currency translation adjustment	(6.6)	(2.1)	(8.2)	0.2
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	3.5	1.2	13.9	5.6
Total other comprehensive income (loss)	(3.1)	(0.9)	5.7	5.8
Comprehensive income (loss)	$151.7	$103.9	$390.8	$180.8
See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited; in millions)

	Common Stock			Retained
	Shares	Amount	APIC[1]	Earnings	AOCI[2]	Total
Three Months Ended September 30, 2022
Balance as of June 30, 2022	65.0	$0.6	$1,123.5	$562.8	$(10.6)	$1,676.3
Issuance of common stock, net of shares withheld for taxes	0.1	0.1	2.2	—	—	2.3
Stock-based compensation	—	—	7.9	—	—	7.9
Other comprehensive income (loss)	—	—	—	—	(3.1)	(3.1)
Net income (loss)	—	—	—	154.8	—	154.8
Dividends on Preferred Stock	—	—	—	(6.0)	—	(6.0)
Balance as of September 30, 2022	65.1	$0.7	$1,133.6	$711.6	$(13.7)	$1,832.2

Three Months Ended September 30, 2021
Balance as of June 30, 2021	70.0	$0.7	$1,138.5	$521.7	$(22.5)	$1,638.4
Issuance of common stock, net of shares withheld for taxes	0.1	—	1.6	—	—	1.6
Stock-based compensation	—	—	4.9	—	—	4.9
Other comprehensive income (loss)	—	—	—	—	(0.9)	(0.9)
Net income (loss)	—	—	—	104.8	—	104.8
Dividends on Preferred Stock	—	—	—	(6.0)	—	(6.0)
Balance as of September 30, 2021	70.1	$0.7	$1,145.0	$620.5	$(23.4)	$1,742.8

Nine Months Ended September 30, 2022
Balance as of December 31, 2021	70.4	$0.7	$1,148.6	$682.5	$(19.4)	$1,812.4
Repurchase and retirement of common stock, net[3]	(5.8)	(0.1)	—	(338.0)	—	(338.1)
Net change in equity forward contracts[3]	—	—	(50.0)	—	—	(50.0)
Issuance of common stock, net of shares withheld for taxes	0.5	0.1	14.0	—	—	14.1
Stock-based compensation	—	—	21.0	—	—	21.0
Other comprehensive income (loss)	—	—	—	—	5.7	5.7
Net income (loss)	—	—	—	385.1	—	385.1
Dividends on Preferred Stock	—	—	—	(18.0)	—	(18.0)
Balance as of September 30, 2022	65.1	$0.7	$1,133.6	$711.6	$(13.7)	$1,832.2

Nine Months Ended September 30, 2021
Balance as of December 31, 2020	69.4	$0.7	$1,109.8	$463.5	$(29.2)	$1,544.8
Issuance of common stock, net of shares withheld for taxes	0.7	—	17.5	—	—	17.5
Stock-based compensation	—	—	17.7	—	—	17.7
Other comprehensive income (loss)	—	—	—	—	5.8	5.8
Net income (loss)	—	—	—	175.0	—	175.0
Dividends on Preferred Stock	—	—	—	(18.0)	—	(18.0)
Balance as of September 30, 2021	70.1	$0.7	$1,145.0	$620.5	$(23.4)	$1,742.8

1.Additional Paid-in Capital (“APIC”).
2.Accumulated Other Comprehensive Income (Loss) ("AOCI").
3.See Note 8 for additional information.
See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Cash Flows1
(Unaudited; in millions)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income (loss)	$385.1	$175.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	120.2	122.9
Stock-based compensation	21.0	17.7
Certain interest expense and other financing costs	3.9	5.8
Loss on debt extinguishment	—	60.2
Gain on sale of fixed assets and other	(4.3)	(3.2)
Deferred income taxes	0.6	(53.3)
Loss on sale of business	—	5.2
Changes in operating assets and liabilities:
Accounts receivable	(500.0)	(230.9)
Inventories	(228.3)	(135.7)
Prepaid expenses and other current assets	(28.4)	(8.4)
Accounts payable and accrued expenses	305.6	171.5
Other assets and liabilities	5.8	(9.7)
Net cash provided by (used in) operating activities	81.2	117.1

Investing Activities
Purchases of property and equipment	(54.5)	(48.5)
Acquisition of business, net	(16.5)	—
Proceeds from sale of business	—	836.0
Proceeds from sale of assets	4.5	3.7
Net cash provided by (used in) investing activities	(66.5)	791.2

Financing Activities
Borrowings under revolving lines of credit	2,046.4	250.0
Payments under revolving lines of credit	(1,793.9)	(407.0)
Borrowings under term loan	—	1,000.0
Payments under term loan	(7.5)	(945.9)
Borrowings under senior notes	—	350.0
Payment under senior notes	—	(1,300.0)
Payment of debt issuance costs	—	(20.3)
Payment of call premium	—	(31.7)
Payments under equipment financing facilities and finance leases	(8.2)	(4.8)
Repurchase and retirement of common stock, net	(338.1)	—
Advance payment for equity forward contract	(50.0)	—
Payment of dividends on Preferred Stock	(18.0)	(18.0)
Proceeds from issuance of common stock related to equity awards	14.5	19.2
Payment of taxes related to net share settlement of equity awards	(0.4)	(1.7)
Net cash provided by (used in) financing activities	(155.2)	(1,110.2)

Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.5

Net increase (decrease) in cash and cash equivalents	(140.9)	(201.4)
Cash and cash equivalents, beginning of period	225.8	461.4
Cash and cash equivalents, end of period	$84.9	$260.0

Supplemental Cash Flow Information
Operating cash flows provided by (used in) discontinued operations	$—	$(21.8)
Cash paid during the period for:
Interest	$52.3	$72.9
Income taxes, net of refunds[2]	$113.2	$83.2

1.Unless otherwise noted, amounts include both continuing and discontinued operations.
2.Nine months ended September 30, 2022 amount includes $18.6 million related to the transition period from October 1, 2021 to December 31, 2021. Nine months ended September 30, 2021 amount includes $63.3 million related to the Interior Products divestiture.
See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited; in millions, except per share amounts or otherwise indicated)
1. Company Overview
Beacon Roofing Supply, Inc. (“Beacon” or the “Company”) was incorporated in the state of Delaware on August 22, 1997 and is the largest publicly traded distributor of residential and non-residential roofing materials and complementary building products in the U.S. and Canada.
On February 10, 2021, the Company completed the sale of its interior products and insulation businesses (“Interior Products”) to Foundation Building Materials Holding Company LLC (“FBM”), pursuant to that certain Equity Purchase Agreement, dated as of December 20, 2020 (the “Purchase Agreement”), by and between the Company and ASP Sailor Acquisition Corp. (“ASP”), for approximately $850 million in cash (subject to a working capital and certain other adjustments as set forth in the Purchase Agreement). On January 29, 2021, ASP assigned the Purchase Agreement to FBM. Unless otherwise noted, the Company has reflected Interior Products as discontinued operations for the three and nine months ended September 30, 2021. For additional information, see Notes 2 and 4.
The Company operates its business primarily under the trade name "Beacon Building Products" and services customers in all 50 states throughout the U.S. and 6 provinces in Canada. The Company’s material subsidiaries are Beacon Sales Acquisition, Inc. and Beacon Roofing Supply Canada Company.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. Additionally, the Company has reflected Interior Products as discontinued operations for the three and nine months ended September 30, 2021. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations. Certain prior period amounts have been reclassified to conform to current period presentation.
The balance sheet as of September 30, 2021 has been presented for a better understanding of the impact of seasonal fluctuations on the Company’s financial condition. The three-month periods ended September 30, 2022 and 2021 each had 64 business days. The nine-month periods ended September 30, 2022 and 2021 each had 191 business days.
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
In management’s opinion, the condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2022.
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
3. Acquisitions
The following table presents the Company’s acquisitions since the start of 2021 through September 30, 2022. The Company acquired 100% of the interests in each case. The Company has not provided pro forma results of operations for the transactions below, as the transactions individually and in the aggregate are not material to the Company. The results of operations for these transactions are included in the Company’s condensed consolidated statements of operations from the date of the acquisition (dollars in millions):

Date Acquired	Company Name	Region	Branches	Goodwill Recognized[1]	Intangible Assets Acquired[1]
June 1, 2022	Complete Supply, Inc.	Illinois	1	$8.4	$4.6
April 29, 2022	Wichita Falls Builders Wholesale, Inc.	Texas	1	$0.2	$0.5
January 1, 2022	Crabtree Siding and Supply	Tennessee	1	$0.1	$0.1
November 1, 2021	Midway Sales & Distributing, Inc.	Kansas, Missouri, Nebraska	10	$28.8	$38.5

1.Based on provisional estimates of the fair value of assets acquired and liabilities assumed as of September 30, 2022.
Prior to the acquisitions, the acquired companies listed above produced aggregate annual sales of approximately $145 million. The total transaction costs incurred by the Company for these acquisitions for the three and nine months ended September 30, 2022 were $0.3 million and $1.5 million, respectively. Of the $37.5 million of goodwill recognized for these acquisitions, $37.3 million is deductible for tax purposes.
See Note 18, "Subsequent Events" below regarding the acquisition of Coastal Construction Products that closed on November 1, 2022.
Lowry’s
In connection with the May 1, 2017 acquisition of Lowry’s Inc., the Company recorded an indemnity holdback liability, which was remeasured to fair value at each reporting period until the contingency was resolved. During the first quarter of 2022, the contingency was resolved and the Company released the indemnity holdback liability, resulting in a gain of $0.9 million, which is included as a component of and reduction to selling, general and administrative expense within the condensed consolidated statements of operations for the nine months ended September 30, 2022.
4. Divestitures
Solar Products
On December 1, 2021, the Company completed the divestiture of its solar products business ("Solar Products") in order to focus on the Company’s core exteriors business. The Company recorded a loss on sale of $22.3 million for the three months ended December 31, 2021. The results of operations from Solar Products were included within income from continuing operations for the three and nine months ended September 30, 2021 and were not material to the Company’s overall results.
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
The following table reconciles major line items constituting pre-tax income (loss) from discontinued operations to net income (loss) from discontinued operations as presented in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net sales	$—	$109.1
Cost of products sold	—	(80.3)
Selling, general and administrative	(1.0)	(22.2)
Depreciation and amortization	—	(0.2)
Other income	0.1	—
Loss on sale	1.4	(5.2)
Pre-tax income (loss) from discontinued operations	0.5	1.2
Provision for (benefit from) income taxes	0.2	—
Net income (loss) from discontinued operations	$0.3	$1.2
There were no results from discontinued operations in the three or nine months ended September 30, 2022. There were no assets or liabilities held for sale as of September 30, 2022, December 31, 2021 or September 30, 2021.

5. Net Sales
The following table presents the Company’s net sales by line of business and geography (in millions):

	U.S.	Canada	Total
Three Months Ended September 30, 2022
Residential roofing products	$1,180.7	$27.6	$1,208.3
Non-residential roofing products	676.2	54.9	731.1
Complementary building products	472.6	3.2	475.8
Total net sales	$2,329.5	$85.7	$2,415.2

Three Months Ended September 30, 2021
Residential roofing products	$970.0	$24.8	$994.8
Non-residential roofing products	433.3	40.7	474.0
Complementary building products	403.5	3.1	406.6
Total net sales	$1,806.8	$68.6	$1,875.4

Nine Months Ended September 30, 2022
Residential roofing products	$3,185.1	$65.8	$3,250.9
Non-residential roofing products	1,768.5	133.0	1,901.5
Complementary building products	1,299.4	8.5	1,307.9
Total net sales	$6,253.0	$207.3	$6,460.3

Nine Months Ended September 30, 2021
Residential roofing products	$2,612.1	$59.4	$2,671.5
Non-residential roofing products	1,185.6	104.8	1,290.4
Complementary building products	1,095.5	8.1	1,103.6
Total net sales	$4,893.2	$172.3	$5,065.5
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

The following table presents the components and calculations of basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) from continuing operations	$154.8	$104.5	$385.1	$173.8
Dividends on Preferred Stock	(6.0)	(6.0)	(18.0)	(18.0)
Undistributed income from continuing operations allocated to participating securities	(19.3)	(12.0)	(46.0)	(18.9)
Net income (loss) from continuing operations attributable to common stockholders – Basic and Diluted	129.5	86.5	321.1	136.9

Net income (loss) from discontinued operations – Basic	—	0.3	—	1.2
Undistributed income from discontinued operations allocated to participating securities	—	—	—	(0.2)
Net income (loss) from discontinued operations attributable to common stockholders – Basic and Diluted	—	0.3	—	1.0
Net income (loss) attributable to common stockholders – Basic and Diluted	$129.5	$86.8	$321.1	$137.9

Denominator:
Weighted-average common shares outstanding – Basic	65.0	70.1	67.7	69.9
Effect of common share equivalents	1.4	1.3	1.4	1.2
Weighted-average common shares outstanding – Diluted	66.4	71.4	69.1	71.1

Net income (loss) per share:
Basic – Continuing operations	$1.99	$1.23	$4.74	$1.96
Basic – Discontinued operations	—	0.01	—	0.01
Basic net income (loss) per share	$1.99	$1.24	$4.74	$1.97

Diluted – Continuing operations	$1.95	$1.21	$4.65	$1.93
Diluted – Discontinued operations	—	0.01	—	0.01
Diluted net income (loss) per share	$1.95	$1.22	$4.65	$1.94
The following table includes the number of shares that may be dilutive common shares in the future (in millions). These shares were not included in the computation of diluted net income (loss) per share because the effect was either anti-dilutive or the requisite performance conditions were not met:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	0.2	0.2	0.2	0.3
Preferred Stock	9.7	9.7	9.7	9.7
Equity forward contract	0.9	—	0.9	—
7. Stock-based Compensation
On December 23, 2019, the Board of Directors of the Company approved the Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan (the “2014 Plan”). On February 11, 2020, the stockholders of the Company approved an additional 4,850,000 shares to be reserved for issuance under the 2014 Plan. The 2014 Plan, which was originally approved by the stockholders on February 12, 2014, provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights to selected employees and non-employee directors. The 2014 Plan mandates that all shares underlying lapsed, forfeited, expired, terminated, cancelled and withheld awards, including those from the predecessor plan, be returned to the 2014 Plan and made available for issuance. As of September 30, 2022, there were 3,729,864 shares of common stock available for issuance pursuant to the 2014 Plan. The 2014 Plan is the only plan maintained by the Company pursuant to which equity awards are granted.

All unvested equity awards contain a “double trigger” change in control mechanism. Unless an award is continued or assumed by a public company in an equitable manner, such award shall become fully vested immediately prior to a change in control (in the case of a restricted stock unit award with performance conditions at the then-calculable payout percentage for any completed annual performance periods and at 100% for any annual performance periods not yet calculable, and in the case of a restricted stock unit award with market conditions at 100% of the award then earned but not then vested). If an award is so continued or assumed, vesting will continue in accordance with the terms of the award, unless there is a qualifying termination within one-year following the change in control, in which event the award shall immediately become fully vested (in the case of a restricted stock unit award with performance conditions at the then-calculable payout percentage for any completed annual performance periods and at 100% for any annual performance periods yet calculable, and in the case of a restricted stock unit award with market conditions at 100% of the award then earned but not then vested).
Stock Options
Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in three annual installments over the three-year period following the grant date.
The fair values of the options granted for the nine months ended September 30, 2022 were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.93%
Expected volatility	48.89%
Expected life (in years)	5.14
Dividend yield	—
The following table summarizes all stock option activity for the nine months ended September 30, 2022 (in millions, except per share amounts and time periods):

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of December 31, 2021	1.6	$35.25	5.8	$36.2
Granted	0.2	58.99
Exercised	(0.4)	36.36
Canceled/Forfeited	(0.0)	40.21
Balance as of September 30, 2022	1.4	$38.37	6.1	$24.5
Vested and expected to vest after September 30, 2022	1.4	$38.14	6.1	$24.3
Exercisable as of September 30, 2022	0.9	$35.14	5.0	$18.7

1.Aggregate intrinsic value represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.
During each of the three months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense related to stock options of $1.1 million. During the nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense related to stock options of $3.0 million and $3.3 million, respectively. As of September 30, 2022, there was $5.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years. The following table summarizes additional information on stock options (in millions, except per share amounts):

	Nine Months Ended September 30,
	2022	2021
Weighted-average fair value per share of stock options granted[1]	$26.50	$—
Total grant date fair value of stock options vested	$0.4	$1.7
Total intrinsic value of stock options exercised	$9.6	$13.0

1.Due to the Company’s change in its fiscal year end, the Company made annual grants to employees during the nine months ended September 30, 2022.
Restricted Stock Units
Time-based restricted stock unit (“RSU”) awards granted to employees are subject to continued employment and generally vest on the third anniversary of the grant date. The Company also grants certain RSU awards to management that additionally may contain market or performance conditions. Market conditions are incorporated into the grant date fair value of the management awards with market conditions using a Monte Carlo valuation model. Compensation expense for management awards with market conditions is recognized over the service period and is not reversed if the market condition is not met. For awards with performance conditions, the actual number of awards that will vest can range from 0% to 200% of the original grant amount, depending upon actual Company performance below or above the established performance metric targets. At each reporting date, the Company estimates performance in relation to the defined targets when determining the projected number of management awards with performance conditions that are expected to vest and calculating the related stock-based compensation expense. Management awards with performance conditions are amortized over the service period if, and to the extent that, it is determined that achievement of the performance condition is probable. If awards with market, performance and/or service conditions are forfeited due to failure to achieve performance conditions or failure to satisfy service conditions, any previously recognized expense for such awards is reversed.
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
The following table summarizes all RSU activity for the nine months ended September 30, 2022 (in millions, except grant date fair value amounts):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2021	0.7	$35.99
Granted	0.7	50.70
Released	(0.0)	33.78
Canceled/Forfeited	(0.0)	42.46
Balance as of September 30, 2022	1.4	$43.62
Vested and expected to vest after September 30, 2022[1]	1.5	$42.68

1.As of September 30, 2022, outstanding awards with performance conditions were expected to vest at greater than 100% of their original grant amount.
The above table represents regular annual RSU awards granted during the nine months ended September 30, 2022, as well as special grants made in connection with the Company’s Ambition 2025 strategic plan to approximately 120 employees, consisting of the Company’s executive officers (other than the Chief Executive Officer who is not eligible for the program), other members of senior management, and key operations and sales leaders. A total of 0.4 million RSUs with market conditions were awarded. The latter awards were granted in order to align executives and managers at various levels of the Company with the initiatives implemented to achieve the Company's long-term stockholder return goals set forth in the Ambition 2025 strategic plan.
During the three months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense related to RSUs of $6.8 million and $3.8 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense related to RSUs of $18.0 million and $11.2 million, respectively. As of September 30,

2022, there was $31.7 million of unrecognized compensation expense related to unvested RSUs (including unrecognized expense for RSUs with performance conditions at their estimated value as of September 30, 2022), which is expected to be recognized over a weighted-average period of 2.2 years.
The following table summarizes additional information regarding RSUs (in millions, except per share amounts):

	Nine Months Ended September 30,
	2022	2021
Weighted-average fair value per share of RSUs granted	$50.70	$51.89
Total grant date fair value of RSUs vested	$2.1	$5.3
Total intrinsic value of RSUs released	$2.0	$5.7
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
On June 13, 2022, the Company entered into an additional Supplemental Confirmation (together with the ASR Master Agreement, the “June 2022 ASR Agreement”) with Citi to repurchase an additional $250.0 million of its common stock. Under the terms of the June 2022 ASR Agreement, the Company paid $250.0 million to Citi and received an initial share delivery of 3,480,077 shares of its common stock, representing 80% of the total expected share repurchases under the June 2022 ASR Agreement, based on the closing price of the Company’s common stock of $57.47 on June 13, 2022. The final number of shares to be repurchased pursuant to the June 2022 ASR Agreement will be determined upon settlement based on the daily volume-weighted average price of the Company’s common stock during the term of the June 2022 ASR Agreement, less a discount and subject to adjustments pursuant to the terms of the June 2022 ASR Agreement. At settlement, Citi will deliver additional shares of the Company’s common stock, or, under certain circumstances, the Company will deliver cash or shares of the Company’s common stock to Citi, with the method of settlement at the Company’s election. As of September 30, 2022, the remaining $50.0 million of the $250.0 million purchase price was evaluated as an unsettled equity forward contract indexed to the Company’s common stock and classified within stockholders’ equity as a reduction to additional paid-in capital until the equity forward contract settles, when it will be reflected as a reduction in retained earnings. The final settlement of the June 2022 ASR Agreement is expected to be completed in the fourth quarter of 2022.
During the nine months ended September 30, 2022, the Company also repurchased on the open market 221,658 shares of its common stock at an average price of $57.98 per share for an aggregate purchase price of $12.9 million.
During the nine months ended September 30, 2022, the Company incurred costs directly attributable to the Repurchase Program of $0.2 million. As of September 30, 2022, the Company had approximately $112.1 million available for repurchases remaining under the Repurchase Program.
There were no share repurchases during the nine months ended September 30, 2021.

9. Goodwill and Intangible Assets
Goodwill
The following table sets forth the change in the carrying amount of goodwill during the nine months ended September 30, 2022 (in millions):

Balance as of December 31, 2021	$1,777.4
Acquisitions	7.6
Translation and other adjustments	(2.3)
Balance as of September 30, 2022	$1,782.7
The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 were driven primarily by the Company’s recent acquisitions. See Note 3 for additional information.
Intangible Assets
The intangible asset lives range from 2 to 20 years. The following table summarizes intangible assets by category (in millions, except time periods):

	September 30,	December 31,	September 30,	Weighted-Average Remaining
	2022	2021	2021	Life[1] (Years)
Amortizable intangible assets:
Non-compete agreements	$—	$0.2	$0.2	—
Customer relationships	1,097.0	1,092.3	1,076.2	14.9
Trademarks	1.0	1.0	—	0.3
Total amortizable intangible assets	1,098.0	1,093.5	1,076.4	14.9
Accumulated amortization	(746.4)	(682.3)	(671.4)
Total amortizable intangible assets, net	351.6	411.2	405.0
Indefinite-lived trademarks	9.8	9.8	9.8
Total intangibles, net	$361.4	$421.0	$414.8

1.As of September 30, 2022.
The following table summarizes the estimated future amortization expense for intangible assets (in millions):

Year Ending December 31,
2022 (October - December)	$18.1
2023	67.2
2024	54.6
2025	44.3
2026	35.7
Thereafter	131.7
Total future amortization expense	$351.6

10. Financing Arrangements
The following table summarizes all outstanding debt (presented net of unamortized debt issuance costs) and other financing arrangements (in millions):

	September 30,	December 31,	September 30,
	2022	2021	2021
Revolving Lines of Credit
2026 ABL:
2026 U.S. Revolver[1]	$246.1	$—	$—
2026 Canada Revolver	—	—	—
Borrowings under revolving lines of credit, net	$246.1	$—	$—

Long-term Debt, net
Term Loan:
2028 Term Loan[2]	$974.0	$979.8	$981.7
Current portion	(10.0)	(10.0)	(10.0)
Long-term borrowings under term loan	964.0	969.8	971.7
Senior Notes:
2026 Senior Notes[3]	297.3	296.8	296.6
2029 Senior Notes[4]	346.7	346.3	346.2
Long-term borrowings under senior notes	644.0	643.1	642.8
Long-term debt, net	$1,608.0	$1,612.9	$1,614.5

1.Effective rate on borrowings of 3.79% as of September 30, 2022.
2.Interest rate of 4.77%, 2.34% and 2.33% as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively.
3.Interest rate of 4.50% for all periods presented.
4.Interest rate of 4.125% for all periods presented.
2021 Debt Refinancing
In May 2021, the Company entered into various financing arrangements to refinance certain debt instruments to take advantage of lower market interest rates for our fixed rate indebtedness and to extend maturities (the “2021 Debt Refinancing”). The transactions included a new $350.0 million issuance of senior notes (the “2029 Senior Notes”). In addition, the Company entered into a second amended and restated credit agreement for its $1.30 billion asset-based revolving line of credit (the “2026 ABL”), and an amended and restated term loan credit agreement for a term loan of $1.00 billion (the “2028 Term Loan”), which together are defined as the “New Senior Secured Credit Facilities.”
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
The financing arrangements entered into in connection with the 2021 Debt Refinancing had certain lenders who also participated in previous financing arrangements entered into by the Company; therefore, portions of the transactions were accounted for as either debt extinguishments or debt modifications. The Company recognized a loss on debt extinguishment for the nine months ended September 30, 2021 totaling $60.2 million. In addition, the Company capitalized debt issuance costs totaling $29.0 million related to the 2029 Senior Notes, 2026 ABL and 2028 Term Loan, which are being amortized over the terms of the financing arrangements.
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
As of September 30, 2022, the outstanding balance on the 2029 Senior Notes, net of $3.3 million of unamortized debt issuance costs, was $346.7 million.
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
The 2026 ABL contains a springing financial covenant that requires a minimum 1.00 : 1.00 Fixed Charge Coverage Ratio (consolidated EBITDA less capital expenditures to fixed charges, each as defined in the 2026 ABL credit agreement) as of the end of each fiscal quarter (in each case, calculated on a trailing four fiscal quarter basis). The covenant would become operative if the Company failed to maintain a specified minimum amount of availability to borrow under the 2026 ABL, which was not applicable to the Company as of September 30, 2022.
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
As of September 30, 2022, the outstanding balance on the 2026 ABL, net of $6.0 million of unamortized debt issuance costs, was $246.1 million. The Company also had outstanding standby letters of credit related to the 2026 U.S. Revolver in the amount of $15.8 million as of September 30, 2022.
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
As of September 30, 2022, the outstanding balance on the 2028 Term Loan, net of $13.4 million of unamortized debt issuance costs, was $974.0 million.
Other Financing Arrangements
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
As of September 30, 2022, the outstanding balance on the 2026 Senior Notes, net of $2.7 million of unamortized debt issuance costs, was $297.3 million.
11. Leases
The following table summarizes components of lease costs recognized in the condensed consolidated statements of operations (in millions; amounts include both continuing and discontinued operations):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$29.1	$27.0	$83.8	$80.2
Finance lease costs:
Amortization of right-of-use assets	3.4	1.6	9.2	4.2
Interest on lease obligations	0.7	0.2	1.7	0.4
Variable lease costs	2.4	2.4	6.9	7.0
Total lease costs	$35.6	$31.2	$101.5	$91.8

The following table presents supplemental cash flow information related to the Company’s leases (in millions):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$78.0	$75.4
Operating cash flows from finance leases	$1.5	$0.4
Financing cash flows from finance leases	$8.2	$3.0
Right-of-use assets obtained in exchange for new finance lease liabilities	$51.9	$23.2
Right-of-use assets obtained in exchange for new operating lease liabilities	$28.7	$50.9
As of September 30, 2022, the Company’s operating leases had a weighted-average remaining lease term of 6.2 years and a weighted-average discount rate of 4.05%, and the Company’s finance leases had a weighted-average remaining lease term of 5.1 years and a weighted-average discount rate of 4.65%.
The following table summarizes future lease payments as of September 30, 2022 (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2022 (October - December)	$26.6	$4.3
2023	104.0	17.1
2024	90.7	16.9
2025	71.4	16.6
2026	58.3	15.1
Thereafter	148.1	13.5
Total future lease payments	499.1	83.5
Imputed interest	(59.7)	(9.2)
Total lease liabilities	$439.4	$74.3
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
In December of 2018, a Company vehicle was involved in an accident that resulted in a fatality. The estate of the decedent and two bystanders filed a lawsuit against the driver and the Company. Trial was held in late August 2022; the jury determined that the truck driver was not liable for the accident. Because the driver was found not liable, applicable law provided that the Company could not be held liable. As a result, there is not a probable loss with respect to this matter, and the Company has not accrued any amounts within its financial statements as of September 30, 2022. Any potential loss in regard to this matter is not reasonably estimable.
13. Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is composed of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity.

The following table summarizes the components of, and changes in, AOCI (in millions):

	Foreign Currency Translation	Derivative Financial Instruments	AOCI
Balance as of December 31, 2021	$(15.3)	$(4.1)	$(19.4)
Other comprehensive income before reclassifications	(8.2)	13.9	5.7
Balance as of September 30, 2022	$(23.5)	$9.8	$(13.7)
Gains (losses) on derivative instruments are recognized in the condensed consolidated statements of operations in interest expense, financing costs and other.
14. Geographic Data
The following table summarizes certain geographic information (in millions):

	September 30,	December 31,	September 30,
	2022	2021	2021
Long-lived assets:
U.S.	$651.6	$666.5	$641.3
Canada	10.2	9.9	10.1
Total long-lived assets	$661.8	$676.4	$651.4
15. Fair Value Measurement
As of September 30, 2022, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).
As of September 30, 2022, based upon recent trading prices (Level 2), the fair value of the Company’s $300.0 million 2026 Senior Notes was $275.3 million, and the fair value of the $350.0 million 2029 Senior Notes was $284.4 million.
As of September 30, 2022, the fair value of the Company’s term loan and revolving lines of credit approximated the amount outstanding. The Company estimates the fair value of its term loan and revolving lines of credit by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).
16. Financial Derivatives
The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings.
On September 11, 2019, the Company entered into two interest rate swap agreements to manage the interest rate risk associated with the variable rate on the Company’s previous term loan. Each swap agreement has a notional amount of $250.0 million. As part of the 2021 Debt Refinancing, Beacon refinanced its previous term loan, resulting in the issuance of the 2028 Term Loan; the two interest rate swaps were designed and executed such that they continue to hedge against a total notional amount of $500.0 million related to the refinanced 2028 Term Loan. One agreement (the “5-year swap”) will expire on August 30, 2024 and swaps the thirty-day LIBOR with a fixed-rate of 1.49%. The second agreement (the “3-year swap”) expired on August 30, 2022 and swapped the thirty-day LIBOR with a fixed-rate of 1.50%. At the inception of the swap agreements, the Company determined that both swaps qualified for cash flow hedge accounting under ASC 815. Therefore, changes in the fair value of the swaps, net of taxes, will be recognized in other comprehensive income each period, then reclassified into the condensed consolidated statements of operations as a component of interest expense, financing costs and other in the period in which the hedged transaction affects earnings.
The effectiveness of the outstanding 5-year swap will be assessed qualitatively by the Company during the life of the hedge by (i) comparing the current terms of the hedge with the related hedged debt to assure they continue to coincide and (ii) through an evaluation of the ability of the counterparty to the hedge to honor its obligations under the hedge. The Company performed a qualitative analysis as of September 30, 2022 and concluded that the outstanding 5-year swap continues to meet the requirements under ASC 815 to qualify for cash flow hedge accounting. As of September 30, 2022, the fair value of the 5‑year swap, net of tax, was $9.8 million in favor of the Company.

The Company records any differences paid or received on its interest rate hedges to interest expense, financing costs and other within the condensed consolidated statements of operations. The following table summarizes the combined fair values, net of tax, of the interest rate derivative instruments (in millions):

		Net Assets (Liabilities) as of
		September 30,	December 31,	September 30,
Instrument	Fair Value Hierarchy	2022	2021	2021
Designated interest rate swaps[1]	Level 2	$9.8	$(4.1)	$(7.7)

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
The following table summarizes the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	2022	2021	2022	2021
Designated interest rate swaps	$3.5	$1.2	$13.9	$5.6
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

	Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Net sales	$2,415.2	$2,358.2	$1,686.9	$1,754.9	$1,875.4	$1,872.1	$1,318.0
% of fiscal year’s net sales	n/a	n/a	n/a	25.7%	27.5%	27.5%	19.3%

Gross profit	$630.2	$650.2	$439.5	$461.6	$507.8	$517.4	$332.8
% of fiscal year’s gross profit	n/a	n/a	n/a	25.4%	27.9%	28.4%	18.3%

Net income (loss) from continuing operations	$154.8	$174.5	$55.8	$68.1	$104.5	$79.8	$(10.5)
Net income (loss)	$154.8	$174.5	$55.8	$68.0	$104.8	$76.5	$(6.3)
Net income (loss) attributable to common stockholders	$148.8	$168.5	$49.8	$62.0	$98.8	$70.5	$(12.3)

Net income (loss) from continuing operations per share – Basic	$1.99	$2.17	$0.62	$0.78	$1.23	$0.93	$(0.24)
Net income (loss) per share – Basic	$1.99	$2.17	$0.62	$0.78	$1.24	$0.89	$(0.18)

Net income (loss) from continuing operations per share – Diluted	$1.95	$2.12	$0.61	$0.76	$1.21	$0.91	$(0.24)
Net income (loss) per share – Diluted	$1.95	$2.12	$0.61	$0.76	$1.22	$0.87	$(0.18)

n/a = not currently available.

18. Subsequent Events
On November 1, 2022, the Company announced the acquisition of Coastal Construction Products, one of the largest independent distributors of specialty waterproofing products in the U.S., with 18 branches primarily in the Southeast and annual sales of approximately $250 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis included in our 2021 Annual Report on Form 10-K, our Condensed Consolidated Financial Statements and the notes thereto included in our Transition Report on Form 10-Q for the period from October 1, 2021 to December 31, 2021 and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report. Unless otherwise indicated, references to “2022” refer to the three or nine months ended September 30, 2022 being discussed and references to “2021” refer to the three or nine months ended September 30, 2021 being discussed.
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
Overview
We are the largest publicly traded distributor of roofing materials and complementary building products in North America. We have served the building industry for over 90 years and as of September 30, 2022, we operated 450 branches throughout all 50 states in the U.S. and 6 provinces in Canada. We offer one of the most extensive ranges of high-quality professional grade exterior products comprising over 100,000 SKUs, and we serve over 80,000 residential and non-residential customers who trust us to help them save time, work more efficiently and enhance their businesses.
We are strategically focused on two core markets, residential and non-residential roofing, as well as complementary building products like siding and waterproofing that are often utilized by the roofing and other specialty contractors we serve. As a distributor, our national scale, networked model and specialized capabilities are competitive advantages, providing strong value for both customers and suppliers. We intend to grow faster than the market by enhancing our customers’ experience, activating a complete go-to-market strategy, and expanding our footprint organically and through acquisitions while also driving margin-enhancing initiatives.
Our differentiated service model is designed to solve customer needs. The scale of our business provides branch coverage, technology enablement and investment in our team that is the foundation of customer service excellence. In addition, service is further enhanced by our On Time and Complete network (Beacon OTC®), market-based sales teams, and national call center. We also provide the most complete digital commerce platform in roofing distribution, creating value for customers who are able to operate their businesses more effectively and efficiently.
Our history has been strongly influenced by significant acquisition-driven growth, highlighted by the acquisitions of Allied Building Products Corp. for $2.88 billion in 2018 and Roofing Supply Group, LLC for $1.17 billion in 2016. These strategic acquisitions expanded our geographic footprint, enhanced our market presence, and diversified our product offerings. The scale we have achieved from our expansion serves as a competitive advantage, allowing us to use our assets more efficiently, and control our expenses to drive operating leverage.
On February 24, 2022, we announced our Ambition 2025 Value Creation Framework (“Ambition 2025”) to drive growth, enhance customer service and expand our footprint in key markets, which included new Ambition 2025 financial targets and the Repurchase Program (as defined and further detailed below), as well as strategic deployment of capital on acquisitions. We have pursued and finalized numerous acquisitions in key markets to complement the expansion of our geographic footprint, including 13 total branches through September 30, 2022 from these recent acquisitions (for additional information, see Note 3 in the Notes to Condensed Consolidated Financial Statements):
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
In addition, on November 1, 2022, the Company announced the acquisition of Coastal Construction Products, one of the largest independent distributors of specialty waterproofing products in the U.S., with 18 branches primarily in the Southeast and annual sales of approximately $250 million.
As part of Ambition 2025, we will continue to pursue additional strategic acquisitions to grow our business, while we also remain heavily focused on improving our operations and continuing to identify additional opportunities for organic growth. Our recent highlights in these pursuits are demonstrated by the following results for the first nine months of 2022:
•2022 organic daily sales growth of 24.8% compared to 2021, driven primarily by successful price execution;
•four new branch locations opened in the first nine months of 2022, as well as five additional branches opened in October 2022; and
•significant improvements in the results of our branches falling in the bottom quintile of our operating performance metrics.
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
In order to pursue these strategic growth initiatives and focus on our core exterior products business, we completed two divestitures in 2021. On December 1, 2021, we completed the divestiture of our solar products business (“Solar Products”). The results of operations from Solar Products were not material to us and are included in continuing operations for the periods presented. On February 10, 2021, we completed the sale of our interior products and insulation businesses (“Interior Products”) to Foundation Building Materials Holding Company LLC for the final adjusted purchase price of $842.7 million. We have reflected Interior Products as discontinued operations for the three and nine months ended September 30, 2021. Unless otherwise noted, amounts and disclosures in our discussion below relate to our continuing operations. For additional information, see Note 4 in the Notes to Condensed Consolidated Financial Statements.
COVID-19 Pandemic and Supply Chain Dynamics
We continue to monitor the ongoing impact of the COVID-19 pandemic, including the effects of recent notable variants of the virus. The health and safety of our employees, customers, and the communities in which we operate remain our top priority. Additional safety measures have been implemented in response to the COVID-19 pandemic. We had an essential business designation status throughout the pandemic in all the local markets that we serve. To date, our business experienced the largest adverse impact from COVID-19 in the third quarter of fiscal year 2020, mainly in areas with significant government construction restrictions that have since been eliminated. We have the financial strength and operational flexibility to respond to future COVID-19 pandemic restrictions, and have taken proactive steps to make a number of the cost management initiatives undertaken in response to the COVID-19 pandemic permanent.
The exterior products industry experienced constrained supply chain dynamics in 2021, which has continued in 2022. As a result, we experienced significant cost increases and, at times, a limited ability to purchase enough product to meet customer demand. We have continued to experience elevated backlog metrics. Open orders, a measure of our backlog, ended the quarter lower than the prior quarter-end, though it remains higher than third quarter 2021 and pre-pandemic levels. These trends, caused in large part from global disruptions related to the COVID-19 pandemic and the subsequent rapid economic recovery, may persist in the near-term. In addition to inflationary pressures caused by product shortages, we are also experiencing product cost inflation caused by increased input costs, including rising oil prices, which increases may have been impacted by the global economic and geopolitical environment, including the Russian invasion of Ukraine. We took proactive measures to ensure adequate inventory, price effectively and deliver high-value solutions to our customers’ critical building material needs. As a leading distributor of essential building materials, we will continue to react quickly to market and supply chain developments and ensure high-quality service for our customers.

Comparison of the Three Months Ended September 30, 2022 and 2021
The following tables set forth condensed consolidated statements of operations data and such data as a percentage of total net sales for the periods presented (in millions):

	Three Months Ended September 30,
	2022	2021
Net sales	$2,415.2	$1,875.4
Cost of products sold	1,785.0	1,367.6
Gross profit	630.2	507.8
Operating expense:
Selling, general and administrative	357.9	309.4
Depreciation	19.0	15.3
Amortization	21.9	25.0
Total operating expense	398.8	349.7
Income (loss) from operations	231.4	158.1
Interest expense, financing costs and other	22.8	16.3
Income (loss) from continuing operations before income taxes	208.6	141.8
Provision for (benefit from) income taxes	53.8	37.3
Net income (loss) from continuing operations	154.8	104.5
Net income (loss) from discontinued operations	—	0.3
Net income (loss)	154.8	104.8
Dividends on Preferred Stock	6.0	6.0
Net income (loss) attributable to common stockholders	$148.8	$98.8

	Three Months Ended September 30,
	2022	2021
Net sales	100.0%	100.0%
Cost of products sold	73.9%	72.9%
Gross profit	26.1%	27.1%
Operating expense:
Selling, general and administrative	14.8%	16.5%
Depreciation	0.8%	0.8%
Amortization	0.9%	1.3%
Total operating expense	16.5%	18.6%
Income (loss) from operations	9.6%	8.5%
Interest expense, financing costs and other	1.0%	0.9%
Income (loss) from continuing operations before income taxes	8.6%	7.6%
Provision for (benefit from) income taxes	2.2%	2.0%
Net income (loss) from continuing operations	6.4%	5.6%
Net income (loss) from discontinued operations	—%	—%
Net income (loss)	6.4%	5.6%
Dividends on Preferred Stock	0.2%	0.3%
Net income (loss) attributable to common stockholders	6.2%	5.3%
When we refer to regions, we are referring to our geographic regions. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs.
As of September 30, 2022, we had a total of 450 branches in operation.

Net Sales
Net sales increased 28.8% to $2.42 billion in 2022, up from $1.88 billion in 2021. Net sales increased across all three lines of business, primarily driven by a weighted-average selling price increase of approximately 20-21% as well as an estimated volume increase of approximately 7-8%. Additionally, net sales in 2022 includes the results of acquired branches, while net sales in 2021 includes the results of divested branches that were included in continuing operations. Excluding the impact of acquired and divested branches, the increase in net sales would have been approximately 1% lower.
Net sales by geographic region, including the impact of acquired and divested branches, increased from 2021 to 2022 as follows: Northeast 23.8%; Mid-Atlantic 31.1%; Southeast 31.8%; Southwest 1.7%; Midwest 53.4%; West 10.0%; and Canada 24.8%.
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
The following table summarizes net sales by line of business for the periods presented (in millions):

	Three Months Ended September 30,				Year-over-Year Change
	2022		2021
	Net Sales	Mix %	Net Sales	Mix %	$	%
Residential roofing products	$1,208.3	50.0%	$994.8	53.0%	$213.5	21.5%
Non-residential roofing products	731.1	30.3%	474.0	25.3%	257.1	54.2%
Complementary building products	475.8	19.7%	406.6	21.7%	69.2	17.0%
Total net sales	$2,415.2	100.0%	$1,875.4	100.0%	$539.8	28.8%
Gross Profit
The following table summarizes gross profit and gross margin for the periods presented (in millions):

	Three Months Ended September 30,		Change[1]
	2022	2021	$	%
Gross profit	$630.2	$507.8	$122.4	24.1%
Gross margin	26.1%	27.1%	N/A	(1.0)%

1.Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.
Gross margin was 26.1% in 2022 down 1.0 percentage point from 27.1% in 2021. The comparative decrease in gross margin resulted from a weighted-average product cost increase of approximately 21-22%, partially offset by a weighted-average selling price increase (calculated as described above) of approximately 20-21% and a higher non-residential product sales mix.
Operating Expense
The following table summarizes operating expense for the periods presented (in millions):

	Three Months Ended September 30,		Change[1]
	2022	2021	$	%
Selling, general and administrative	$357.9	$309.4	$48.5	15.7%
Depreciation	19.0	15.3	3.7	24.2%
Amortization	21.9	25.0	(3.1)	(12.4)%
Operating expense	$398.8	$349.7	$49.1	14.0%
% of net sales	16.5%	18.6%	N/A	(2.1)%

1.Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Operating expense increased 14.0% to $398.8 million in 2022, from $349.7 million in 2021. The comparative increase in operating expense was mainly influenced by the following factors:
•a $22.6 million increase in payroll and employee benefit costs, primarily due to increased headcount to drive and support future growth, as well as wage inflation and higher incentive compensation;
•a $10.6 million increase in selling costs, primarily due to an increase in fleet costs; and
•a $5.8 million increase in general and administrative expenses, primarily due to higher insurance expenses and an increase in travel and entertainment expenses.
Operating expense in 2022 includes the results of acquired branches, while operating expense in 2021 includes the results of divested branches that were included in continuing operations, the combined results of which drove a net increase of $6.8 million from 2021 to 2022.
Operating expense as a percent of sales was comparatively lower in 2022, driven by the positive impact from net sales growth as well as productivity gains.
Interest Expense, Financing Costs and Other
Interest expense, financing costs and other expense was $22.8 million in 2022, compared to $16.3 million in 2021. The comparative increase is primarily due to increased average debt balances during the respective periods and a higher weighted-average interest rate on our outstanding debt.
Income Taxes
Income tax provision (benefit) was $53.8 million in 2022, compared to $37.3 million in 2021. The comparative increase in income tax provision was primarily due to higher pre-tax income from continuing operations. The effective tax rate, excluding any discrete items, was 25.9% in 2022, compared to 26.7% in 2021. We expect our 2022 effective tax rate, excluding any discrete items that may arise during the tax year, will range from approximately 25.5% to 26.5%.
Net Income (Loss)/Net Income (Loss) Per Share
Net income (loss) from continuing operations was $154.8 million in 2022, compared to $104.5 million in 2021. Net income (loss) from discontinued operations was $0.3 million in 2021 (see Note 4 in the Notes to Condensed Consolidated Financial Statements for further discussion). Consolidated net income (loss) was $154.8 million in 2022, compared to $104.8 million in 2021. There were $6.0 million of dividends on preferred shares for both 2022 and 2021, making consolidated net income (loss) attributable to common stockholders $148.8 million and $98.8 million, respectively.
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

The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Three Months Ended September 30,
	2022	2021
Numerator:
Net income (loss) from continuing operations	$154.8	$104.5
Dividends on Preferred Stock	(6.0)	(6.0)
Undistributed income from continuing operations allocated to participating securities	(19.3)	(12.0)
Net income (loss) from continuing operations attributable to common stockholders – Basic and Diluted (if-converted and two-class method)	129.5	86.5
Net income (loss) from discontinued operations attributable to common stockholders – Basic and Diluted (if-converted and two-class method)	—	0.3
Net income (loss) attributable to common stockholders – Basic and Diluted (if-converted and two-class method)	$129.5	$86.8

Denominator:
Weighted-average common shares outstanding – Basic	65.0	70.1
Effect of common share equivalents	1.4	1.3
Weighted-average common shares outstanding – Diluted	66.4	71.4

Net income (loss) per share:
Basic – Continuing operations	$1.99	$1.23
Basic – Discontinued operations	—	0.01
Basic net income (loss) per share	$1.99	$1.24

Diluted – Continuing operations	$1.95	$1.21
Diluted – Discontinued operations	—	0.01
Diluted net income (loss) per share (if-converted and two-class method)	$1.95	$1.22

Comparison of the Nine Months Ended September 30, 2022 and 2021
The following tables set forth condensed consolidated statements of operations data and such data as a percentage of total net sales for the periods presented (in millions):

	Nine Months Ended September 30,
	2022	2021
Net sales	$6,460.3	$5,065.5
Cost of products sold	4,740.4	3,707.5
Gross profit	1,719.9	1,358.0
Operating expense:
Selling, general and administrative	1,022.6	873.5
Depreciation	55.4	45.0
Amortization	64.8	77.8
Total operating expense	1,142.8	996.3
Income (loss) from operations	577.1	361.7
Interest expense, financing costs and other	58.3	68.1
Loss on debt extinguishment	—	60.2
Income (loss) from continuing operations before income taxes	518.8	233.4
Provision for (benefit from) income taxes	133.7	59.6
Net income (loss) from continuing operations	385.1	173.8
Net income (loss) from discontinued operations	—	1.2
Net income (loss)	385.1	175.0
Dividends on Preferred Stock	18.0	18.0
Net income (loss) attributable to common stockholders	$367.1	$157.0

	Nine Months Ended September 30,
	2022	2021
Net sales	100.0%	100.0%
Cost of products sold	73.4%	73.2%
Gross profit	26.6%	26.8%
Operating expense:
Selling, general and administrative	15.8%	17.3%
Depreciation	0.9%	0.9%
Amortization	1.0%	1.5%
Total operating expense	17.7%	19.7%
Income (loss) from operations	8.9%	7.1%
Interest expense, financing costs and other	0.9%	1.3%
Loss on debt extinguishment	—%	1.2%
Income (loss) from continuing operations before income taxes	8.0%	4.6%
Provision for (benefit from) income taxes	2.0%	1.2%
Net income (loss) from continuing operations	6.0%	3.4%
Net income (loss) from discontinued operations	—%	0.1%
Net income (loss)	6.0%	3.5%
Dividends on Preferred Stock	0.3%	0.4%
Net income (loss) attributable to common stockholders	5.7%	3.1%

When we refer to regions, we are referring to our geographic regions. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs.
As of September 30, 2022, we had a total of 450 branches in operation.
Net Sales
Net sales increased 27.5% to $6.46 billion in 2022, up from $5.07 billion in 2021. Net sales increased across all three lines of business, substantially driven by a weighted-average selling price increase of approximately 22-23% as well as an estimated volume increase of approximately 4-5%. Additionally, net sales in 2022 includes the results of acquired branches, while net sales in 2021 includes the results of divested branches that were included in continuing operations. Excluding the impact of acquired and divested branches, the increase in net sales would have been approximately 1% lower.
Net sales by geographic region, including the impact of acquired and divested branches, increased from 2021 to 2022 as follows: Northeast 23.5%; Mid-Atlantic 25.2%; Southeast 24.2%; Southwest 19.8%; Midwest 48.5%; West 11.5%; and Canada 20.3%.
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
The following table summarizes net sales by line of business for the periods presented (in millions):

	Nine Months Ended September 30,				Year-over-Year Change
	2022		2021
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$3,250.9	50.3%	$2,671.5	52.7%	$579.4	21.7%
Non-residential roofing products	1,901.5	29.4%	1,290.4	25.5%	611.1	47.4%
Complementary building products	1,307.9	20.3%	1,103.6	21.8%	204.3	18.5%
Total net sales	$6,460.3	100.0%	$5,065.5	100.0%	$1,394.8	27.5%
Gross Profit
The following table summarizes gross profit and gross margin for the periods presented (in millions):

	Nine Months Ended September 30,		Change[1]
	2022	2021	$	%
Gross profit	$1,719.9	$1,358.0	$361.9	26.6%
Gross margin	26.6%	26.8%	N/A	(0.2)%

1.Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.
Gross margin was 26.6% in 2022, down 0.2 percentage points from 26.8% in 2021. The comparative decrease in gross margin resulted from a weighted-average product cost increase of approximately 22-23% and a higher non-residential product sales mix, largely offset by a weighted-average selling price increase (calculated as described above) of approximately 22-23%.

Operating Expense
The following table summarizes operating expense for the periods presented (in millions):

	Nine Months Ended September 30,		Change[1]
	2022	2021	$	%
Selling, general and administrative	$1,022.6	$873.5	$149.1	17.1%
Depreciation	55.4	45.0	10.4	23.1%
Amortization	64.8	77.8	(13.0)	(16.7)%
Total operating expense	$1,142.8	$996.3	$146.5	14.7%
% of net sales	17.7%	19.7%	N/A	(2.0)%

1.Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.
Operating expense increased 14.7% to $1,142.8 million in 2022, from $996.3 million in 2021. The comparative increase in operating expense was mainly influenced by the following factors:
•a $67.8 million increase in payroll and employee benefit costs, primarily due to increased headcount to drive and support future growth, as well as wage inflation and higher incentive compensation;
•a $32.3 million increase in selling costs, primarily due to an increase in fleet costs, as well as net sales growth resulting in higher commissions; and
•a $24.9 million increase in general and administrative expenses, primarily due to higher insurance expenses and an increase in travel and entertainment expenses.
Operating expense in 2022 includes the results of acquired branches, while operating expense in 2021 includes the results of divested branches that were included in continuing operations, the combined results of which drove a net increase of $19.6 million from 2021 to 2022.
Operating expense as a percent of sales was comparatively lower in 2022, driven by the positive impact from net sales growth as well as productivity gains.
Interest Expense, Financing Costs and Other
Interest expense, financing costs and other expense was $58.3 million in 2022, compared to $68.1 million in 2021. The comparative decrease is primarily due to decreased average debt balances during the respective periods and a lower weighted-average interest rate on our outstanding debt.
Loss on Debt Extinguishment
Loss on debt extinguishment was $60.2 million in 2021 and includes the write-off of debt issuance costs and payment of redemption premiums stemming from our 2021 Debt Refinancing (as defined below).
Income Taxes
Income tax provision (benefit) was $133.7 million in 2022, compared to $59.6 million in 2021. The comparative increase in income tax provision was primarily due to higher pre-tax income from continuing operations. The effective tax rate, excluding any discrete items, was 26.0% in 2022, compared to 26.3% in 2021. We expect our 2022 effective tax rate, excluding any discrete items that may arise during the tax year, will range from approximately 25.5% to 26.5%.
Net Income (Loss)/Net Income (Loss) Per Share
Net income (loss) from continuing operations was $385.1 million in 2022, compared to $173.8 million in 2021. Net income (loss) from discontinued operations was $1.2 million in 2021 (see Note 4 in the Notes to Condensed Consolidated Financial Statements for further discussion). Consolidated net income (loss) was $385.1 million in 2022, compared to $175.0 million in 2021. There were $18.0 million of dividends on preferred shares for both 2022 and 2021, making consolidated net income (loss) attributable to common stockholders $367.1 million and $157.0 million, respectively.
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

The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Nine Months Ended September 30,
	2022	2021
Numerator:
Net income (loss) from continuing operations	$385.1	$173.8
Dividends on Preferred Stock	(18.0)	(18.0)
Undistributed income from continuing operations allocated to participating securities	(46.0)	(18.9)
Net income (loss) from continuing operations attributable to common stockholders – Basic and Diluted (if-converted and two-class method)	321.1	136.9

Net income (loss) from discontinued operations	—	1.2
Undistributed income from discontinued operations allocated to participating securities	—	(0.2)
Net income (loss) from discontinued operations attributable to common stockholders – Basic and Diluted (if-converted and two-class method)	—	1.0
Net income (loss) attributable to common stockholders – Basic and Diluted (if-converted and two-class method)	$321.1	$137.9

Denominator:
Weighted-average common shares outstanding – Basic	67.7	69.9
Effect of common share equivalents	1.4	1.2
Weighted-average common shares outstanding – Diluted	69.1	71.1

Net income (loss) per share:
Basic – Continuing operations	$4.74	$1.96
Basic – Discontinued operations	—	0.01
Basic net income (loss) per share	$4.74	$1.97

Diluted – Continuing operations	$4.65	$1.93
Diluted – Discontinued operations	—	0.01
Diluted net income (loss) per share (if-converted and two-class method)	$4.65	$1.94
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
The following table presents the impact of the adjusting items on our condensed consolidated statements of operations for each of the periods indicated (in millions):

	Operating Expense		Non-Operating Expense
	SG&A1	Amorti- zation	Interest Expense	Other (Income) Expense	Income Taxes[2]	Total
Three Months Ended September 30, 2022
Acquisition costs	$1.6	$21.9	$1.0	$—	$—	$24.5
Restructuring costs	1.4	—	0.3	—	—	1.7
COVID-19 impacts	0.2	—	—	—	—	0.2
Total adjusting items	$3.2	$21.9	$1.3	$—	$—	$26.4
Three Months Ended September 30, 2021
Acquisition costs	$0.9	$25.0	$1.0	$—	$—	$26.9
Restructuring costs	2.8	—	0.3	(0.1)	—	3.0
COVID-19 impacts	0.4	—	—	—	—	0.4
Total adjusting items	$4.1	$25.0	$1.3	$(0.1)	$—	$30.3

Nine Months Ended September 30, 2022
Acquisition costs	$3.8	$64.8	$3.0	$—	$—	$71.6
Restructuring costs	6.0	—	0.9	—	—	6.9
COVID-19 impacts	1.7	—	—	—	—	1.7
Total adjusting items	$11.5	$64.8	$3.9	$—	$—	$80.2
Nine Months Ended September 30, 2021
Acquisition costs	$2.3	$75.5	$4.1	$—	$—	$81.9
Restructuring costs[3]	7.5	2.3	1.8	60.2	—	71.8
COVID-19 impacts	1.3	—	—	—	—	1.3
Total adjusting items	$11.1	$77.8	$5.9	$60.2	$—	$155.0

1.Selling, general and administrative expense (“SG&A”).
2.For tax impact of adjusting items, see Adjusted Net Income (Loss) table below.
3.Other (income) expense for the nine months ended September 30, 2021 includes a loss on debt extinguishment of $60.2 million in connection with the write-off of debt issuance costs and payment of redemption premiums stemming from our refinancing transactions.

Adjusted Operating Expense
The following table presents a reconciliation of operating expense, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Operating Expense for each of the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expense	$398.8	$349.7	$1,142.8	$996.3
Acquisition costs	(23.5)	(25.9)	(68.6)	(77.8)
Restructuring costs	(1.4)	(2.8)	(6.0)	(9.8)
COVID-19 impacts	(0.2)	(0.4)	(1.7)	(1.3)
Adjusted Operating Expense	$373.7	$320.6	$1,066.5	$907.4

Net sales	$2,415.2	$1,875.4	$6,460.3	$5,065.5
Operating expense as % of net sales	16.5%	18.6%	17.7%	19.7%
Adjusted Operating Expense as % of net sales	15.5%	17.1%	16.5%	17.9%
Adjusted Net Income (Loss)
The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss) for each of the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) from continuing operations	$154.8	$104.5	$385.1	$173.8
Adjusting items:
Acquisition costs	24.5	26.9	71.6	81.9
Restructuring costs	1.7	3.0	6.9	71.8
COVID-19 impacts	0.2	0.4	1.7	1.3
Total adjusting items	26.4	30.3	80.2	155.0
Less: tax impact of adjusting items[1]	(6.7)	(7.7)	(20.6)	(39.7)
Total adjustments, net of tax	19.7	22.6	59.6	115.3
Adjusted Net Income (Loss)	$174.5	$127.1	$444.7	$289.1

Net sales	$2,415.2	$1,875.4	$6,460.3	$5,065.5
Net income (loss) as % of sales	6.4%	5.6%	6.0%	3.4%
Adjusted Net Income (Loss) as % of sales	7.2%	6.8%	6.9%	5.7%

1.Amounts represent tax impact on adjustments that are not included in our income tax provision (benefit) for the periods presented. The tax impact of adjustments for the three months ended September 30, 2022 and 2021 were calculated using a blended effective tax rate of 25.4% and 25.4%, respectively. The tax impact of adjustments for the nine months ended September 30, 2022 and 2021 were calculated using a blended effective tax rate of 25.7% and 25.6%, respectively.

Adjusted EBITDA
The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) from continuing operations	$154.8	$104.5	$385.1	$173.8
Interest expense, net	23.6	17.1	59.9	69.9
Income taxes	53.8	37.3	133.7	59.6
Depreciation and amortization	40.9	40.3	120.2	122.8
Stock-based compensation	7.9	4.9	21.0	14.5
Acquisition costs[1]	1.6	0.9	3.8	2.3
Restructuring costs[1]	1.4	2.7	6.0	67.7
COVID-19 impacts	0.2	0.4	1.7	1.3
Adjusted EBITDA	$284.2	$208.1	$731.4	$511.9

Net sales	$2,415.2	$1,875.4	$6,460.3	$5,065.5
Net income (loss) as % of net sales	6.4%	5.6%	6.0%	3.4%
Adjusted EBITDA as % of net sales	11.8%	11.1%	11.3%	10.1%

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
In addition, the impacts of the COVID-19 pandemic and continuing supply chain disruptions as well as inflation have caused, and may continue to cause, fluctuations in our financial results and working capital that are not aligned with the seasonality we generally experience.
Liquidity
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration available borrowings and the seasonal nature of our business.
Our principal sources of liquidity as of September 30, 2022 were our cash and cash equivalents of $84.9 million and our available borrowings of approximately $1.03 billion under our asset-based revolving lines of credit.
Significant factors which could affect future liquidity include the following:
•the adequacy of available bank lines of credit;

•the ability to attract long-term capital with satisfactory terms;
•cash flows generated from operating activities;
•working capital management;
•acquisitions;
•share repurchases; and
•capital expenditures.
Our primary capital needs are for working capital obligations and other general corporate purposes, including acquisitions and capital expenditures. Our primary sources of working capital are cash from operations and bank borrowings. We have financed larger acquisitions through increased bank borrowings and the issuance of long-term debt and common or preferred stock. We then repay any such borrowings with cash flows from operations or subsequent financings. We have funded most of our capital expenditures with cash on hand, increased bank borrowings, or equipment financing, and then reduced those obligations with cash flows from operations. We may explore additional or replacement financing sources in order to bolster liquidity and strengthen our capital structure.
We believe we currently have adequate liquidity and availability of capital to fund our present operations, meet our commitments on our existing debt and fund anticipated growth, including expansion in existing and targeted market areas. We may seek additional potential acquisitions from time to time, including as part of our Ambition 2025 initiative, and hold discussions with certain acquisition candidates. If suitable acquisition opportunities or working capital needs arise that require additional financing, we believe that our financial position, credit profile and earnings history provide a sufficient base for obtaining additional financing resources at reasonable rates and terms. We may also choose to issue additional shares of common stock or preferred stock in order to raise funds.
The following table summarizes our cash flows for the periods indicated (in millions):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$81.2	$117.1
Net cash provided by (used in) investing activities	(66.5)	791.2
Net cash provided by (used in) financing activities	(155.2)	(1,110.2)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.5
Net increase (decrease) in cash and cash equivalents	$(140.9)	$(201.4)
Operating Activities
Net cash provided by operating activities, including both continuing and discontinued operations, was $81.2 million in 2022, compared to $117.1 million in 2021. Cash from operations decreased $35.9 million in 2022 primarily due to an incremental cash outflow of $232.1 million stemming from changes to our net working capital, mainly driven by an unfavorable change in cash outflows related to accounts receivable and inventories compared to the prior year, partially offset by a favorable change in cash inflows related to accounts payable and accrued expenses. The unfavorable change related to accounts receivable is largely driven by increased sales, while the unfavorable change related to inventories and favorable change related to accounts payable and accrued expenses are primarily due to product cost inflation as well as a build-up of product inventories during our peak selling season. The decrease was partially offset by an increase in net income after adjustments for non-cash items of $196.2 million. Operating cash flows used in discontinued operations for the nine months ended September 30, 2021 were $21.8 million.
Investing Activities
Net cash used in investing activities was $66.5 million in 2022, compared to cash provided by investing activities of $791.2 million in 2021. Cash provided by investing activities in 2021 primarily reflects proceeds from the sale of Interior Products, whereas cash used in investing activities in 2022 reflects cash used for purchases of property and equipment as well as acquired businesses. There were no investing cash flows from discontinued operations.
Financing Activities
Net cash used in financing activities was $155.2 million in 2022, compared to $1.11 billion in 2021. Cash used in financing activities in 2021 was primarily due to $1.05 billion in net repayments of borrowings, mostly in connection with the 2021 Debt Refinancing (as defined below). Cash used in financing activities in 2022 primarily reflects $338.1 million in cash used to repurchase our common stock and a $50.0 million advance payment for shares of our common stock, both under the Repurchase Program (as defined below), partially offset by $252.5 million in net borrowings.
Share Repurchase Program
On February 24, 2022, we announced a new share repurchase program (the “Repurchase Program”), pursuant to which we may purchase up to $500.0 million of our common stock. Shares repurchased under the Repurchase Program are retired immediately and are included in the category of authorized but unissued shares. As of September 30, 2022, we had approximately $112.1 million remaining under the Repurchase Program. The pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions, our debt repayment obligations, our stock price, and economic and market conditions.
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
On June 13, 2022, we entered into an additional Supplemental Confirmation (together with the ASR Master Agreement, the “June 2022 ASR Agreement”) with Citi to repurchase an additional $250.0 million of our common stock. Under the terms of the June 2022 ASR Agreement, we paid $250.0 million to Citi and received an initial share delivery of 3,480,077 shares of our common stock, representing 80% of the total expected share repurchases under the June 2022 ASR Agreement, based on the closing price of our common stock of $57.47 on June 13, 2022. The final number of shares to be repurchased pursuant to the ASR Agreement will be determined upon settlement. As of September 30, 2022, the remaining $50.0 million of the $250.0 million purchase price was evaluated as an unsettled equity forward contract indexed to our common stock and classified within stockholders’ equity as a reduction to additional paid-in capital until the equity forward contract settles, when it will be reflected as a reduction in retained earnings. The final settlement of the June 2022 ASR Agreement is expected to be completed in the fourth quarter of 2022.
During the nine months ended September 30, 2022, we also repurchased on the open market 221,658 shares of our common stock at an average price of $57.98 per share for an aggregate purchase price of $12.9 million.
See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information.
Capital Resources
In May 2021, we entered into a series of financing arrangements to refinance certain debt instruments to take advantage of lower market interest rates for our fixed rate indebtedness and to extend maturities (the “2021 Debt Refinancing”). As of September 30, 2022, we had access to the following financing arrangements:
•the 2026 U.S. Revolver, an asset-based revolving line of credit in the U.S., in an amount up to $1.25 billion and with an outstanding balance of $246.1 million;
•the 2026 Canada Revolver, an asset-based revolving line of credit in Canada, in an amount up to $50.0 million;
•the 2028 Term Loan with an outstanding balance of $974.0 million; and
•two separate senior notes instruments, including the 2029 Senior Notes and 2026 Senior Notes, with outstanding balances of $346.7 million and $297.3 million, respectively.
See Note 10 in the Notes to Condensed Consolidated Financial Statements for additional information on our current financing arrangements and the 2021 Debt Refinancing.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 have not changed materially during the transition period from October 1, 2021 to December 31, 2021 or the nine months ended September 30, 2022.

Item 4. Controls and Procedures
As of September 30, 2022, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
There have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 12 in the Notes to Condensed Consolidated Financial Statements for information about pending legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to the Company’s purchases of its common stock during the third quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1,2]	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1,2]
July 2022	—	$—	—	$112,147,537
August 2022	—	—	—	$112,147,537
September 2022	—	—	—	$112,147,537
Total	—	$—	—

1.On February 24, 2022, the Company announced a program to repurchase up to $500.0 million of its common stock.
2.On June 13, 2022, the Company entered into a Supplemental Confirmation to its existing Variable Tenor ASR Master Agreement (the “ASR Master Agreement”) with Citibank, N.A. (“Citi”) (together with the ASR Master Agreement, the “June 2022 ASR Agreement”) whereupon the Company provided Citi with a prepayment of $250.0 million and received an initial share delivery of 3,480,077 shares of its common stock, representing 80% of the total expected share repurchases under the June 2022 ASR Agreement, based on the closing price of the Company’s common stock of $57.47 on June 13, 2022. Under the terms of the June 2022 ASR Agreement, the total number of shares delivered and average purchase price per share will be determined upon settlement, which is expected to occur during the fourth quarter of 2022. No deliveries were made by Citi under the June 2022 ASR Agreement during the third quarter of 2022.
See Note 8 in the Notes to Condensed Consolidated Financial Statements for additional information on our Share Repurchase Program.
Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1**	Certification pursuant to 18 U.S.C. Section 1350
101*	101.INS Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
(i)the Condensed Consolidated Balance Sheets as of September 30, 2022; December 31, 2021; and September 30, 2021,

(ii)the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021,
(iii)the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021,
(iv)the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021,
(v)the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and
(vi)the Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: November 4, 2022	BY:	/s/ FRANK A. LONEGRO
Frank A. Lonegro
Executive Vice President & Chief Financial Officer