Form 10-K
period 2022-12-31
BEACON ROOFING SUPPLY INC
filed 2023-02-24
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold as of the end of the second fiscal quarter ended June 30, 2022, was $2.57 billion.
The number of shares of common stock outstanding as of January 31, 2023 was 64,252,651.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

BEACON ROOFING SUPPLY, INC.
Index to Annual Report on Form 10-K
Year Ended December 31, 2022

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
Overview
Beacon is the largest publicly traded distributor of roofing materials and complementary building products, such as siding and waterproofing, in North America. We have served the building industry for over 90 years and as of December 31, 2022, operated 480 branches throughout all 50 states in the U.S. and six provinces in Canada. We offer an extensive range of high-quality professional grade exterior products comprising over 130,000 SKUs, and we serve nearly 100,000 residential and non-residential customers who trust us to help them save time, work more efficiently, and enhance their businesses.
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
The exterior products industry experienced constrained supply chain dynamics in 2021 and 2022. As a result, we experienced significant cost increases and, at times, a limited ability to purchase enough product to meet customer demand. We have continued to experience elevated backlog metrics, though they have eased throughout the second half of 2022. Open orders, a measure of our backlog, ended the quarter lower than the prior quarter-end, though it remains higher than pre-pandemic levels. These trends, caused in large part from global disruptions related to the COVID-19 pandemic and the subsequent rapid economic recovery, may persist in the near-term. In addition to inflationary pressures caused by product shortages, we are also experiencing product cost inflation caused by increased input costs, including rising oil prices, which increases may have been impacted by the global economic and geopolitical environment, including the Russian invasion of Ukraine. We took proactive measures to ensure adequate inventory, price effectively, and deliver high-value solutions to our customers’ critical building material needs. As a leading distributor of essential building materials, we will continue to react quickly to market and supply chain developments and ensure high-quality service for our customers.
Market Size
Based on management’s estimates, we believe the roofing distribution market in the United States and Canada represents more than $30 billion in annual sales with roughly 70% of the market in residential roofing and 30% in non-residential. Additionally, we believe the distribution market for complementary building products, including siding, waterproofing, plywood/oriented strand board (OSB), and windows and doors, represents approximately $25 billion in annual sales with roughly 80% of the market in residential and 20% in non-residential. We believe our position in a collective addressable market of roughly $55 billion provides multiple paths to growth.
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

In addition to our domestic operations, we also operate in six provinces across Canada. These international locations represented approximately 3.2% of our total net sales for the year ended December 31, 2022. For further geographic information, see Notes 5 and 17 in the Notes to Consolidated Financial Statements.
Competition
Our competition is primarily composed of national, regional, and local specialty roofing distributors and, to a lesser extent, other building supply distributors and big box retailers. Among distributors, we compete against a small number of large distributors and many small, privately-owned distributors. Given significant consolidation in the past decade, Beacon and two other distributors now represent over 50% of the roofing distribution industry in North America. Although we are the largest publicly traded distributor of roofing materials and complementary building products in North America, the industry remains highly competitive. The principal competitive factors in our business include, but are not limited to, the availability of materials and supplies; technical product knowledge and advisory expertise; delivery and other services including digital capabilities; pricing of products; and the availability of credit and capital.
Our Customers
Our mission is to empower our customers to build more for their customers, businesses, and communities. Our project lifecycle support helps our customers find projects, land the job, do the work and close it out with guidance that allows them to deliver on project specifications and timelines that are critical to their success. Using an omni-channel approach and our PRO+ digital suite, we differentiate our services and drive customer retention.
Our customer base is composed of professional contractors, home builders, building owners, lumberyards, and retailers across the United States and Canada who depend on reliable local access to building products for residential and non-residential projects. Our customers vary in size, ranging from relatively small contractors to large contractors and builders that operate on a national scale. A significant number of our customers have relied on us as their vendor of choice for decades. For the year ended December 31, 2022, no single customer accounted for more than 1% of our net sales.
Our Strategic Initiatives
Our objective is to be the preferred supplier of exterior building products across markets in the United States and Canada. On February 24, 2022, we announced our Ambition 2025 Value Creation Framework (“Ambition 2025”) to drive growth, enhance customer service and expand our footprint in key markets, which included new Ambition 2025 financial targets and the Repurchase Program (as described in Note 8 in the Notes to the Consolidated Financial Statements), as well as strategic deployment of capital on acquisitions. Our Ambition 2025 has four strategic priorities, as outlined below. These strategies are central to achieving sales growth, improving operational performance, and increasing profitability. Most importantly, our customers benefit from these initiatives as they are designed to make us more efficient and easier to do business with, differentiating our service from competitors.
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
We have pursued and finalized numerous acquisitions in key markets to complement the expansion of our geographic footprint, including 22 total branches from our acquisitions in 2022 (for additional information, see Note 3 in the Notes to Consolidated Financial Statements):
•on December 30, 2022, we acquired Whitney Building Products, LLC, a distributor of commercial and multifamily waterproofing and restoration products, with one branch located in Massachusetts and annual sales of approximately $19 million prior to the acquisition;
•on November 1, 2022, we acquired Coastal Construction Products, one of the largest independent distributors of specialty waterproofing products in the U.S., with 18 branches primarily in the Southeast and annual sales of approximately $250 million prior to the acquisition;
•on June 1, 2022, we acquired Complete Supply, Inc., an independent distributor of residential roofing and exterior building supplies to contractors and homebuilders, with one branch located in Illinois and annual sales of approximately $10 million prior to the acquisition;

•on April 29, 2022, we acquired Wichita Falls Builders Wholesale, Inc., a distributor of complementary residential exterior building materials, including windows, doors and siding to contractors, homebuilders and retail customers, with one branch located in Texas and annual sales of approximately $4 million prior to the acquisition; and
•on January 1, 2022, we acquired Crabtree Siding and Supply, a wholesale distributor of residential exterior building materials, including a broad offering of complementary products, to contractors and homebuilder customers, with one branch located in Tennessee and annual sales of approximately $1 million prior to the acquisition.
In addition, on January 4, 2023, we announced the acquisition of First Coastal Exteriors, LLC, a distributor of complementary residential and commercial building products including siding, gutter products, and windows, with two branches in the Southeast and annual sales of approximately $10 million prior to the acquisition.
We are also pursuing organic growth via new greenfield locations to expand service to customers in key markets. In 2022 we opened 16 branches across California, Florida, Georgia, Illinois, Indiana, Kentucky, Minnesota, North Carolina, Tennessee, Texas, Virginia, and Wisconsin.
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
In order to pursue these strategic growth initiatives and focus on our core exterior products business, we completed two divestitures in 2021. On December 1, 2021, we completed the divestiture of our solar products business (“Solar Products”). The results of operations from Solar Products were not material to us and are included in continuing operations for the periods presented. On February 10, 2021, we completed the sale of our interior products and insulation businesses (“Interior Products”) to Foundation Building Materials Holding Company LLC for the final adjusted purchase price of $842.7 million. We have reflected Interior Products as discontinued operations for the three months ended December 31, 2021 and years ended September 30, 2021 and 2020. Unless otherwise noted, amounts and disclosures in our discussion below relate to our continuing operations. For additional information, see Note 4 in the Notes to Consolidated Financial Statements.
Digital
We provide the most complete digital offering in building products distribution and continue to expand our capabilities. Beacon PRO+ is our proprietary digital account management suite which allows customers to manage their business with us online, and Beacon 3D+ is our roofing estimating tool for our residential customers. Our digital platform enables customers to order online from our catalog of over 130,000 products, have 24/7 access to view real-time pricing, process and review the status of orders, track deliveries, monitor local storm activity and vendor promotions, request and approve quotes, and pay their bills online. We are further enhancing PRO+ through partner integrations to help our customers improve estimating, project management, and the homeowner experience. Beacon PRO+ provides us with additional opportunities to engage with our customers and helps them save time, work more efficiently, and grow their businesses.
By expanding and promoting our digital solutions, we intend to meet our customers’ changing needs and improve our returns through e-commerce. We will also build strong relationships with suppliers who rely on us to position their products advantageously in the market.
Beacon OTC® Network
Our On Time & Complete (OTC) Network is an operating model in which networked branches share inventory, fleet, equipment, employees, and systems for an optimal customer delivery experience. Customers benefit with improved service levels, delivery times, and product availability, while we gain efficiencies in staffing, fleet, and inventory. We are transitioning to this model in our markets containing an appropriate level of branch density, which we believe will drive shared success for our teams. As of December 31, 2022 our Beacon OTC Networks were operational in 60 markets, consisting of over 280 branches.
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
Our Products & Services
Our product lines are designed to meet the requirements of our residential, non-residential, and complementary building products customers. We carry one of the most extensive arrays of high-quality branded products in the industry, including our private label brand, TRI-BUILT. Our TRI-BUILT products offer a high-quality and superior-value alternative for our customers while delivering higher margins and brand exclusivity in the marketplace. We fulfill the vast majority of our warehouse orders with inventory on hand because of the breadth and depth of the inventories at our branches.
In the residential market, asphalt shingles comprise the largest share of the products we sell. In the non-residential market, single-ply membranes, insulation, and accessories comprise the largest share of our product offering. In the area of complementary building products, waterproofing, siding, plywood/OSB, and windows and doors comprise the largest share of the products in our portfolio.
During the year ended December 31, 2022, our distribution infrastructure served more than 1.4 million customer deliveries. We maintained a fleet of 1,660 straight trucks, 718 tractors, and 893 trailers. Nearly all of our delivery vehicles are equipped with specialized equipment, including 2,334 truck-mounted forklifts, cranes, hydraulic booms, and conveyors, which are necessary to deliver products to job sites in an efficient and safe manner and in accordance with our customers’ requirements.
Beyond product delivery, we emphasize superior value-added services to our customers. We employ a knowledgeable sales force that possesses an in-depth understanding of roofing and the building products we provide. Our sales force provides guidance to our customers throughout the lifecycles of their projects, including training, technical support, and access to Beacon PRO+ and 3D+, where they can find leads, track storms, order online, track deliveries, view order history, participate in promotions, and pay invoices.
Our Supply Chain
We are a key distributor for our suppliers due to our industry expertise, scale, track record of growth, financial strength, and the substantial volume of products that we distribute. We maintain strong relationships with numerous manufacturers of roofing materials and complementary building products in order to reduce the dependence on any single company, maintain purchasing leverage, and ensure breadth of product availability. This has been particularly relevant as the building materials industry has experienced constrained supply chain dynamics both domestically and internationally. Our largest suppliers include companies such as Owens Corning, GAF, Carlisle Construction Materials, Holcim Elevate, CertainTeed Roofing and Siding, IKO Manufacturing, TAMKO Building Products, Westlake Royal Building Products, James Hardie Building Products, Dow, Sika USA, and many more high quality suppliers.
We manage the procurement of products through our national headquarters, regional offices, and local branches, allowing us to take advantage of both scale and local market conditions to purchase products more economically than most of our competitors. Product is shipped by the manufacturers either to our branches, our OTC Network hubs, or directly to our customers.
Our Values – Environment, Social, and Governance (ESG)
Beacon was founded on a set of principles that have guided our business practices and growth philosophy for over 90 years. Through growth, geographic expansion, and acquisition of building supply brands throughout the United States and Canada, we have sustained a values-based company culture. Our values continue to be the foundation of being a preferred provider for our customers, employees, suppliers, and communities.
Environmental
We believe that protection of the environment is important to the long-term success of our business, and we are committed to sustainable business practices. We are continually looking for ways to run our business successfully while safeguarding natural resources for future generations. Because we are not a manufacturer, we work closely with our supply chain partners to reduce our joint impact on the environment. We expect our suppliers to preserve natural resources and continuously improve the environmental impact of their products and services as we have expressed in our Supplier Code of Conduct.
Our greatest impact on the environment is through fleet emissions, and we have committed to using the Beacon OTC® Network strategy to minimize fuel use intensity. OTC focuses on transforming multi-branch markets into a holistic market model that optimizes customer deliveries by shipping from the closest branch to the customer’s delivery address. Further, we continually invest in modernizing our fleet to reduce emissions and improve safety for our drivers. As an EPA SmartWay Partner, we also benchmark with and learn from companies that have similar large fleets and are seeking to minimize emissions. In 2022, we took a step forward by announcing a 10-year emissions reduction target. For the period from 2020 to 2030 we intend to lower our scope 1 and 2 emissions intensity by 50%.
Social – Human Capital
We value putting people first and strive to help our employees, customers, and suppliers reach their full potential. We emphasize our core values to all our employees, establishing shared expectations of respect and inclusivity, work ethic, collaboration, and a commitment to deliver quality results.
We are committed to a culture of safety, including a focus on the overall health and wellness of our employees. We maintain a comprehensive safety tracking and companywide scorecard program. We track and closely manage overall workers’ compensation and auto claims, OSHA recordable incidents, lost time rates, Department of Transportation compliance, and other internally established safety prevention elements in an effort to make every day safer.
We conduct new hire and annual training taken by all employees to provide anti-bribery, antitrust, unfair competition, anti-kickback and other compliance knowledge, and promote behavior that reflects our core value to Do the Right Thing.
We conduct a comprehensive annual organization and talent review process, culminating with a report to the Board of Directors covering key elements such as: executive succession and development, organizational structure, diversity, talent pipelines, and workforce planning requirements. We maintain a broad suite of e-learning courses to deliver new hire, professional development, and annual training on subjects such as management skills, product knowledge, and operational proficiency.
Our Total Rewards program encompasses compensation, benefits, and employee development. In 2022, we added paid parental leave to our benefits. We track voluntary and involuntary turnover and conduct exit interviews to gain relevant information and adapt our engagement and retention strategy as appropriate.
We are taking steps to expand our role as an employer that champions diversity, inclusion, and equality of opportunity. We have a companywide DEI Council composed of thirteen diverse team members who have made a formal pledge to lead, inspire, and empower Beacon employees. In 2022, we engaged all employees in an initiative to emphasize that Beacon “has your BACK” in cases of harassment of any kind and to train employees to be advocates for one another. The content is now included in on-boarding for all new employees. We measure demographics, including gender and ethnic diversity, by business and function and are placing a more targeted focus on our incoming college graduate pipeline and branch operations roles to improve overall representation. In 2022, we welcomed our most diverse intern cohort to date. In addition, we are a founding sponsor of National Women in Roofing, a volunteer-based organization that supports and advances the careers of women roofing professionals, and in 2022 we named the winner of our second annual North American Female Roofing Professional of the Year contest.
We promote a culture of charitable giving and giving back to our neighbors. In 2022, we established a national partnership with Rebuilding Together, the leading national nonprofit with a vision to ensure safe homes and communities for everyone. In addition, we named ten veteran winners in our fourth annual Beacon of Hope contest that was created to give back to distinguished military veterans by providing roof replacements or repairs. To date, the contest has helped deliver new or repaired roofs to 42 former service people facing adversity in the years following their military service. We also maintain Beacon CaReS, an employee assistance fund to support team members who are impacted by unexpected financial crisis. The fund is supported by donations from both us and our employees and was the beneficiary of our Giving Tuesday campaign. In addition, we awarded $50,000 in post-secondary funding to winners of Robert R. Buck Scholarships for outstanding students whose parents work at Beacon.
As of December 31, 2022, we had 7,478 active employees. Approximately 13% of team members were women and approximately 34% of team members were racially and ethnically diverse. We have 323 employees that are represented by labor unions and there are no material outstanding labor disputes.
Governance
Our employees, managers, and officers conduct our business under the direction of our CEO and the oversight of our Board of Directors (our Board) to enhance our long-term value for our stockholders. The core responsibility of our Board is to exercise its fiduciary duty to act in the best interests of our company and our stockholders. In exercising this obligation, our Board and committees perform a number of specific functions, including risk assessment, review, and oversight. While management is responsible for the day-to-day management of risk, our Board retains oversight of risk management for our company as a whole, assisting management by providing guidance on strategic risks, financial risks, and operational risks.
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
Our information security and privacy policies are in place and regularly updated based on business, compliance, and any other needs. Our Chief Information Officer briefs the Audit Committee of our Board quarterly, and our Board annually, regarding information security matters.
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
In the event of a security issue, we have an incident response plan and trusted experts to quickly triage, contain and understand the issue, as well as protect against it going forward. Our management team regularly reviews our response readiness and completes tabletop exercises on potential cybersecurity breaches with the assistance of a third-party cybersecurity consultant. We had no material publicly reportable information security incidents in the year ended December 31, 2022.
Government Regulations
We are subject to regulation by various federal, state, provincial, and local agencies. These agencies include the Environmental Protection Agency, Department of Transportation, Occupational Safety and Health Administration, and Department of Labor and Equal Employment Opportunity Commission. We believe we comply, in all material respects, with applicable statutes and regulations affecting environmental issues and our employment, workplace health, and workplace safety practices, and compliance with such statutes and regulations has no material effect on our capital expenditures, earnings, or competitive position.
Seasonality and Quarterly Fluctuations
The demand for building materials is closely correlated to both seasonal changes and unpredictable weather patterns, therefore demand fluctuations are expected.
In general, our net sales and net income are highest in quarters ending June 30, September 30, and December 31, which encompass the peak months of construction and re-roofing. Conversely, we have historically experienced low net income levels or net losses in quarters ending March 31, when winter construction cycles and cold weather patterns have an adverse impact on our customers’ ability to conduct their business.
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
We distribute roofing materials and other complementary building products, such as siding and waterproofing, that are manufactured by a number of major suppliers. Disruptions in our sources of supply may occur as a result of unanticipated demand or production or delivery difficulties. When shortages occur, building material suppliers often allocate products among distributors. Although we believe that our relationships with our suppliers are strong and that we would have access to similar products from competing suppliers should products be unavailable from current sources, any supply shortage, particularly of the most commonly sold items, could result in a loss of revenues and reduced margins and damage relationships with customers.
The exterior products industry experienced constrained supply chain dynamics in 2021 and 2022, caused in large part from global disruptions related to the COVID-19 pandemic. As a result, we experienced, at times, a limited ability to purchase enough product to meet consumer demand, which resulted in lost revenues. Although we do not believe our lost revenues were material, these trends and future product shortages as a result of any market conditions that arise may be so severe as to result in material reductions in revenues.
A change in vendor pricing and demand could adversely affect our income and gross margins.
Many of the products that we distribute are subject to price changes based upon manufacturers’ raw material costs, energy costs and labor costs as well as other manufacturer pricing decisions. For example, we experienced resource inflation in 2021 and 2022, as a strong recovery in demand following the COVID-19 pandemic created tightness in the market for certain raw materials. This caused our suppliers and us to increase product prices to address higher input costs.
By way of further example, as a distributor of residential roofing supplies, our business is sensitive to asphalt prices, which are highly volatile and often linked to oil prices, as oil is a significant input in asphalt production. Shingle prices have been volatile in recent years, partly due to volatility in asphalt prices. Other products we distribute, such as plywood and OSB, have seen substantial recent price volatility, caused in large part from disruptions related to the COVID-19 pandemic and the resulting imbalance between supply and demand. Historically, we have generally been able to pass increases in prices on to our customers. Although we often are able to pass on manufacturers’ price increases, our ability to pass on increases in costs and our ability to do so in a timely fashion depends on market conditions. The inability to pass along cost increases or a delay in doing so could result in lower operating margins. In addition, higher prices could impact demand for these products, resulting in lower sales volumes.
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
A significant outbreak of epidemic, pandemic, or contagious diseases in the human population could cause a widespread health crisis that could result in an economic downturn, affecting the supply and/or demand for our products. For example, the COVID-19 pandemic led to periods of significant volatility, uncertainty, and economic disruption since its onset. Any future quarantines, labor shortages, or other disruptions to us, our suppliers, or our customers due to a public crisis would likely adversely impact our sales and operating results. A prolonged economic downturn may result in reduced cash flows or a reduction to our market capitalization, triggering the potential need to recognize significant non-cash asset impairment charges in our results of operations. It could also result in an adverse impact on the creditworthiness of our customers and the collectability of trade receivables, thereby affecting our liquidity. In addition, order lead times could be extended or delayed, and pricing could increase. Some products or services may become unavailable if the regional spread became significant enough to prevent alternative sourcing. The increase in remote working arrangements for our personnel may result in greater information technology security risks. We are unable to predict the potential future impact that a pandemic, or another such virus or health concern, could have on us if the spread is unable to be contained. COVID-19 did not have any meaningful adverse impact on our financial results in 2022. However, we cannot predict the severity and duration of additional outbreaks, new variants of the virus, or the severity and duration of any other public health events.
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
Our growth strategy, including pursuant to Ambition 2025, includes acquiring other distributors of roofing materials and complementary products, such as siding and waterproofing. Acquisitions involve numerous risks, including:
•unforeseen difficulties in integrating operations, technologies, services, accounting, and employees;
•diversion of financial and management resources from existing operations;
•unforeseen difficulties related to entering geographic regions where we do not have prior experience;
•potential loss of key employees;
•unforeseen liabilities associated with businesses acquired; and
•inability to generate sufficient revenue or realize sufficient cost savings to offset acquisition or investment costs.
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
A portion of the products we sell are for residential and non-residential construction. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including credit and capital availability, interest rates, foreclosure rates, housing inventory levels and occupancy, changes in the tax laws, employment levels, consumer confidence, and the health of the United States economy and mortgage markets. Economic downturns in the regions and markets we serve could result in lower net sales and, since many of our expenses are fixed, lower profitability. Unfavorable changes in demographics, credit markets, consumer confidence, housing affordability, or housing inventory levels and occupancy, or a weakening of the United States economy or of any regional or local economy in which we operate, could adversely affect consumer spending, resulting in decreased demand for our products, and adversely affecting our business. In addition, instability in the economy and financial markets, including as a result of terrorism or civil or political unrest, may result in a decrease in housing starts or business investment, which would adversely affect our business.

Seasonality and weather-related conditions may have a significant impact on our financial results from period to period
The demand for building materials is heavily correlated to both seasonal changes and unpredictable weather patterns. Seasonal demand fluctuations are expected, such as in quarters ending March 31, when winter construction cycles and cold weather patterns have an adverse impact on new construction and re-roofing activity. The timing of weather patterns (unseasonable temperatures) and severe weather events (hurricanes, hailstorms and protracted rain) may impact our financial results within a given period either positively or negatively, making it difficult to accurately forecast our results of operations. We expect that these seasonal and weather-related variations will continue in the future.
Risks Related to Information Technology
If we encounter interruptions in the proper functioning of our information technology systems, including from cybersecurity threats, we could experience problems with our operations, including inventory, collections, customer service, cost control, and business plan execution that could have a material adverse effect on our financial results, including unanticipated increases in costs or decreases in net sales.
We use our information technology systems (“IT systems” or “systems”), which include information technology networks, hardware and applications, to, among other things, provide complete integration of purchasing, receiving, order processing, shipping, inventory management, sales analysis, and accounting, as well as to process, transmit, protect, store, and delete sensitive and confidential electronic data, including, but not limited to, employee, supplier, and customer data (“Data”). Our IT systems include third party applications and proprietary applications developed and maintained by us. We rely heavily on information technology both in serving our customers and in our enterprise infrastructure to achieve our objectives. In certain instances, we also rely on the systems of third parties to assist with conducting our business, which includes, among other things, marketing and distributing products, developing new products and services, operating our website, hosting and managing our services, securely storing Data, processing transactions, responding to customer inquiries, and managing inventory and our supply chain. As a result, the secure operation of our systems (including its function of securing Data), and those of third parties upon whom we depend, are critical to the successful operation of our business.
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
Despite the precautions we take to mitigate the risks of such events, any attack on our IT systems or breach of our Data, or the IT systems and Data of third parties upon whom we depend, could result in, but are not limited to, the following: business disruption, misstated or misappropriated financial data, product shortages and/or an increase in accounts receivable aging, an adverse impact on our ability to attract and serve customers, delays in the execution of our business plan, theft of our intellectual property or other non-public confidential information and Data, including that of our customers, suppliers, and employees, liability for stolen assets or information, and higher operating costs including increased cybersecurity protection costs. Such events could harm our reputation and have an adverse impact on our financial results, including the impact of related legal, regulatory, and remediation costs. In addition, if any information about our customers, including payment information, were the subject of a successful cybersecurity attack against us, we could be subject to litigation or other claims by the affected customers. Further, regulatory authorities have increased their focus on how companies collect, process, use, store, share, and transmit personal data. New privacy security laws and regulations, including federal and state laws in the U.S. and federal and provincial laws in Canada, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant sanctions, monetary costs or other harm to us.
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
Acquisitions frequently result in the recording of goodwill and other intangible assets. At December 31, 2022, goodwill represented approximately 32% of our total assets. Goodwill is not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting unit. Our accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine the fair values of our reporting unit by using a qualitative approach.
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
If the financial institutions that have extended credit commitments to us are adversely affected by major disruptions in the capital and credit markets, they may become unable to fund borrowings under those credit commitments. This could have an adverse impact on our financial condition since we need to borrow funds at times for working capital, acquisitions, capital expenditures, and other corporate purposes.
Major disruptions in the capital and credit markets could also lead to broader economic downturns, which could result in lower demand for our products and increased incidence of customers’ inability to pay their accounts. The majority of our net sales volume is facilitated through the extension of trade credit to our customers. Additional customer bankruptcies or similar events caused by such broader downturns may result in a higher level of bad debt expense than we have historically experienced. Also, our suppliers may be impacted, causing potential disruptions or delays of product availability. These events would adversely impact our results of operations, cash flows, and financial position.
Our level and terms of indebtedness could adversely affect our ability to raise additional capital to fund our operations, take advantage of new business opportunities, and prevent us from meeting our obligations under our debt instruments.
As of December 31, 2022, we had a $254.9 million outstanding balance on our asset-based revolving line of credit due in 2026, $297.4 million in aggregate principal amount of our 4.50% senior secured notes due in 2026 outstanding, $346.8 million in aggregate principal amount of our 4.125% senior notes due in 2029 outstanding, and $972.2 million outstanding under our senior secured term loan due in 2028. Our debt levels could have important consequences to us, including:
•increasing our vulnerability to general economic and industry conditions;
•requiring a substantial portion of our cash flow used in operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our liquidity and our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;
•exposing us to the risk of increased interest rates, and corresponding increased interest expense, because borrowings under our asset-based revolving line of credit and term loan are at variable rates of interest;
•reducing funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes, due to the costs and expenses associated with such debt;

•making it more difficult to satisfy our obligations under the terms of our indebtedness;
•limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes; and
•limiting our ability to adjust to changing marketplace conditions and placing us at a competitive disadvantage compared to our competitors who may have less debt.
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
Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions which could add to the risks to our financial condition described above.
We may be able to incur significant additional indebtedness in the future. Although the debt agreements that currently govern our asset-based revolving line of credit, term loan, outstanding senior notes, and other debt instruments contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent we incur additional indebtedness or other obligations, the risks described in the immediately preceding risk factor and others described herein may increase.
The holders of Preferred Stock issued in connection with the Allied Acquisition (as defined in the Notes to Consolidated Financial Statements) have rights, preferences, and privileges that are not held by, and are preferential to, the rights of our common stockholders. We may be required, under certain circumstances, to repurchase the preferred stock for cash, and such obligations could adversely affect our liquidity and financial condition.
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
Holders of the Preferred Stock generally are entitled to vote with the holders of the shares of common stock on an as converted basis on all matters submitted for a vote of holders of shares of common stock, voting together with the holders of shares of common stock as one class. Additionally, for so long as the Preferred Stock is outstanding, certain matters will require the approval of the holders of a majority of the Preferred Stock, including: (1) amendments or modifications to our charter, by-laws or the certificate of designations governing the Preferred Stock that would adversely affect the Preferred Stock, (2) authorization, creation, increase in the authorized amount of, or issuance of any class or series of senior or parity equity securities or any security convertible into, shares of senior or parity equity securities (but not junior securities), (3) any increase or decrease in the authorized number of preferred shares or the issuance of additional shares of Preferred Stock, (4) amendments to our debt agreements that would, among other things, adversely affect our ability to pay dividends on the Preferred Stock, subject to certain exceptions, and (5) the liquidation, dissolution or filing of a voluntary petition for bankruptcy or receivership.
The conversion price of the Preferred Stock is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization, or similar event. Adjustments to the conversion price could dilute the ownership interest of our common stockholders. In addition, holders of the Preferred Stock have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders, before any payment may be made to holders of shares of common stock, an amount equal to the greater of (a) 100% of the liquidation preference thereof plus all accrued and unpaid dividends or (b) the amount that such holder would have been entitled to receive upon our liquidation, dissolution and winding up if all outstanding shares of Preferred Stock had been converted into common stock immediately prior to such liquidation, dissolution or winding up, without regard to any of the limitations on conversion or convertibility.
Furthermore, the holders of the Preferred Stock will have certain redemption rights, including upon certain change of control events involving us, which, if exercised, could require us to repurchase all of the outstanding Preferred Stock for cash at the original purchase price of the Preferred Stock plus all accrued and unpaid dividends thereon. If the market price of our common stock has not exceeded 200% of the then-effective conversion price per share for at least 5 days out of any trailing 30-trading day period, Beacon also has the option to redeem part (though must be at least one third of the Preferred Stock initially issued) or all of the Preferred Stock for a price of $2,000 per share of Preferred Stock plus any accrued and unpaid dividends. Our obligations to pay regular dividends to the holders of the Preferred Stock or any required or optional repurchase of the outstanding Preferred Stock could impact our liquidity and reduce the amount of cash available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of the Preferred Stock and our common stockholders.
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
As of December 31, 2022, the CD&R Stockholder beneficially owned shares of our common stock and Preferred Stock, which, taken together on an as-converted basis, represent approximately 33.4% of our total voting power. As a result, the CD&R Stockholder may have the indirect ability to significantly influence our policies and operations. In addition, under the Investment Agreement, the CD&R Stockholder is entitled to appoint up to two directors to our board of directors. Both Nathan K. Sleeper and Philip W. Knisely, partners at CD&R, currently serve as directors for the Company. Notwithstanding that all directors are subject to fiduciary duties to us and to applicable law, the interests of the directors designated by the CD&R Stockholder may differ from the interests of our other directors or common stockholders as a whole. With such representation on our board of directors, the CD&R Stockholder has influence over the appointment of management and any action requiring the vote of our board of directors, including significant corporate action such as mergers and sales of substantially all of our assets. The directors controlled by the CD&R Stockholder may also be able to influence decisions affecting our capital structure, including decisions to issue additional capital stock and incur additional debt.
Further, the CD&R Stockholder and its affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business. In addition, the CD&R Stockholder may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its overall equity investment and have a negative impact to our common stockholders as a whole. Furthermore, the CD&R Stockholder currently owns, and may in the future continue to own, businesses that directly or indirectly compete with us. The CD&R Stockholder may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. The CD&R Stockholder and its affiliates have also made investments in businesses that historically were, and remain, our suppliers and customers, and may in the future invest in businesses that are our suppliers and customers.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2022, we leased 461 branch facilities and 6 non-branch facilities throughout the United States and Canada. These leased facilities range in size from approximately 2,000 to 260,000 square feet. In addition, as of December 31, 2022, we owned 19 branch facilities. These owned facilities range in size from approximately 11,500 square feet to 68,000 square feet. We believe that our properties are in good operating condition and adequately serve our current business operations.
The following table summarizes the locations of our branches and facilities as of December 31, 2022:

Location	Branches	Non-Branch Facilities
U.S. State
Alabama	8
Alaska	1
Arizona	5
Arkansas	5
California	33
Colorado	14
Connecticut	5	1
Delaware	3
Florida	38
Georgia	14
Hawaii	2
Idaho	2
Illinois	16
Indiana	8
Iowa	3

Location	Branches	Non-Branch Facilities
Kansas	11
Kentucky	6
Louisiana	7
Maine	4
Maryland	17
Massachusetts	12
Michigan	10
Minnesota	6	1
Mississippi	2
Missouri	10
Montana	1
Nebraska	7
Nevada	2
New Hampshire	3
New Jersey	18	1
New Mexico	1
New York	13
North Carolina	22	1
North Dakota	2
Ohio	10
Oklahoma	2
Oregon	7
Pennsylvania	31
Rhode Island	1
South Carolina	9
South Dakota	2
Tennessee	11
Texas	32	1
Utah	5
Vermont	1
Virginia	15	1
Washington	14
West Virginia	4
Wisconsin	5
Wyoming	2
Total — United States	462	6

Canadian Province
Alberta	3
British Columbia	2
Nova Scotia	1
Ontario	6
Quebec	5
Saskatchewan	1
Total — Canada	18	—

Total — All	480	6

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings and governmental investigations arising in the ordinary course of business, including product-related, personal injury, employment, environmental, property, or commercial matters. These proceedings may also include actions brought against us with respect to corporate matters and transactions in which we were involved. The defense of these proceedings and governmental investigations may require significant expense and require management’s time and attention and depending on the resolution of the proceedings and investigations, we could be required to pay damages or fines. We accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims, and insurance or indemnification rights may be insufficient or unavailable to protect the Company against all loss exposures. Our reputation could be negatively affected by publicity resulting from adverse outcomes in legal proceedings or governmental investigations.
See Note 14 in the Notes to Consolidated Financial Statements for information about pending legal proceedings and governmental investigations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the Nasdaq Global Select Market (the “Nasdaq”) under the symbol “BECN”. As of February 8, 2023, there were 56 registered holders of record of our common stock.
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
The following graph compares the cumulative total stockholder return on Beacon Roofing Supply, Inc.’s common stock (based on market prices) for the last five fiscal years (plus the Transition Period ending December 31, 2021) with the cumulative total return on (i) the Nasdaq Index and (ii) the S&P 1500 Trading Companies & Distributors Index, assuming a hypothetical $100 investment in each on September 30, 2017 and the re-investment of all dividends. The closing price of our common stock on December 31, 2022, was $52.79.

Comparison of Cumulative Five Year Total Return

$300
$250
$200
$150
$100
$50
$0
9/30/2017
9/30/2018
9/30/2019
9/30/2020
9/30/2021
12/31/2021
12/31/2022
Beacon Roofing Supply, Inc.
Nasdaq Index
S&P 1500 Trading Companies & Distributors Index

	Base Period	INDEXED RETURNS
Company / Index	9/30/2017	9/30/2018	9/30/2019	9/30/2020	9/30/2021	12/31/2021	12/31/2022
Beacon Roofing Supply, Inc.	100	70.61	65.42	60.62	93.19	111.90	103.00
Nasdaq Index	100	125.17	125.82	177.36	231.03	250.55	169.03
S&P 1500 Trading Companies & Distributors Index	100	137.78	126.43	156.32	214.67	250.86	239.42
Issuer Purchases of Equity Securities
The following table provides information with respect to the Company’s purchases of its common stock during the fourth quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1,2]	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1,2]
October 2022	—	$—	—	$112,147,537
November 2022	—	—	—	$112,147,537
December 2022	1,051,478	47.55	1,051,478	$112,147,537
Total	1,051,478	$47.55	1,051,478

1.On June 13, 2022, the Company entered into an additional Supplemental Confirmation (together with the previously executed Variable Tenor ASR Master Agreement, the “June 2022 ASR Agreement”) with Citibank, N.A. (“Citi”) whereupon the Company provided Citi with a prepayment of $250.0 million and received an initial share delivery of 3,480,077 shares of its common stock, representing 80% of the total expected share repurchases under the June 2022 ASR Agreement, based on the closing price of the Company’s common stock of $57.47 on June 13, 2022. On December 21, 2022, the Company completed the June 2022 ASR Agreement and received an additional 1,051,478 shares of the Company’s common stock. In total, 4,531,555 shares of the Company’s common stock were delivered under the June 2022 ASR Agreement at an average price of $55.17 per share, which represents the daily volume-weighted average price of the Company’s common stock during the term of the June 2022 ASR Agreement, less a discount and adjustments pursuant to the terms of the June ASR Agreement. The Average Price Paid per Share for December 2022 was calculated as the implied price per share for the final 20% of the June 2022 ASR Agreement, or $50.0 million, divided but the additional shares delivered on December 21, 2022.
2.On February 24, 2022, the Company announced a program to repurchase up to $500.0 million of its common stock. As of December 31, 2022, the Company had approximately $112.1 million of the original authorization remaining to repurchase shares. On February 23, 2023, the Company announced that its Board has authorized and approved an increase of the program by approximately $387.9 million, permitting future share repurchases of $500.0 million.
See Note 8 in the Notes to Consolidated Financial Statements for additional information on our Share Repurchase Program.
ITEM 6. [RESERVED]
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. All references to “2022” are referring to the twelve-month period ended December 31, 2022, while references to “Fiscal 2021” are referring to the twelve-month period ended September 30, 2021 and references to “Calendar 2021” are referring to the twelve-month period ended December 31, 2021. This section of this Annual Report on Form 10-K generally discusses 2022, Fiscal 2021, and Calendar 2021 items and year-to-year comparisons between such periods. Discussions of items from the twelve-month period ended September 30, 2020 (“Fiscal 2020”) and year-to-year comparisons between Fiscal 2021 and Fiscal 2020 that are not included in this Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2021. Discussions of year-to-year comparisons between the three-month periods ended December 31, 2021 and 2020 that are not included in this Form 10-K can be found in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Transition Report on Form 10-Q for the period ended December 31, 2021, which is incorporated by reference. The following discussion may contain forward-looking statements that reflect our plans and expectation. Our actual results could differ materially from those anticipated by these forward-looking statements due to the factors discussed elsewhere in this Annual Report on Form 10-K, particularly in the “Risk Factors” section. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
Overview
We are the largest publicly traded distributor of roofing materials and complementary building products, such as siding and waterproofing, in North America. We have served the building industry for over 90 years and as of December 31, 2022, we operated 480 branches throughout all 50 states in the U.S. and six provinces in Canada. We offer one of the most extensive ranges of high-quality professional grade exterior products comprising over 130,000 SKUs, and we serve nearly 100,000 residential and non-residential customers who trust us to help them save time, work more efficiently and enhance their businesses.
We are strategically focused on two core markets, residential and non-residential roofing, as well as complementary building products like siding and waterproofing that are often utilized by the roofing and other specialty contractors we serve. As a distributor, our national scale, networked model, and specialized capabilities are competitive advantages, providing strong value for both customers and suppliers. We intend to grow faster than the market by enhancing our customers’ experience, activating a complete go-to-market strategy, and expanding our footprint organically and through acquisitions while also driving margin-enhancing initiatives.
Our differentiated service model is designed to solve customer needs. The scale of our business provides branch coverage, technology enablement, and investment in our team that is the foundation of customer service excellence. In addition, service is further enhanced by our On Time and Complete network (Beacon OTC®), market-based sales teams, and national call center. We also provide the most complete digital commerce platform in roofing distribution, creating value for customers who are able to operate their businesses more effectively and efficiently.
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
On February 24, 2022, we announced our Ambition 2025 Value Creation Framework (“Ambition 2025”) to drive growth, enhance customer service, and expand our footprint in key markets, which included new Ambition 2025 financial targets and the Repurchase Program (as defined and further detailed below), as well as strategic deployment of capital on acquisitions. We have pursued and finalized numerous acquisitions in key markets to complement the expansion of our geographic footprint, including 22 total branches from our acquisitions in 2022 (for additional information, see Note 3 in the Notes to Consolidated Financial Statements):
•on December 30, 2022, we acquired Whitney Building Products, LLC, a distributor of commercial and multifamily waterproofing and restoration products, with one branch located in Massachusetts and annual sales of approximately $19 million prior to the acquisition;
•on November 1, 2022, we acquired Coastal Construction Products, one of the largest independent distributors of specialty waterproofing products in the U.S., with 18 branches primarily in the Southeast and annual sales of approximately $250 million prior to the acquisition;

•on June 1, 2022, we acquired Complete Supply, Inc., an independent distributor of residential roofing and exterior building supplies to contractors and homebuilders, with one branch located in Illinois and annual sales of approximately $10 million prior to the acquisition;
•on April 29, 2022, we acquired Wichita Falls Builders Wholesale, Inc., a distributor of complementary residential exterior building materials, including windows, doors and siding to contractors, homebuilders and retail customers, with one branch located in Texas and annual sales of approximately $4 million prior to the acquisition; and
•on January 1, 2022, we acquired Crabtree Siding and Supply, a wholesale distributor of residential exterior building materials, including a broad offering of complementary products, to contractors and homebuilder customers, with one branch located in Tennessee and annual sales of approximately $1 million prior to the acquisition.
In addition, on January 4, 2023, we announced the acquisition of First Coastal Exteriors, LLC, a distributor of complementary residential and commercial building products including siding, gutter products, and windows, with two branches in the Southeast and annual sales of approximately $10 million prior to the acquisition.
As part of Ambition 2025, we will continue to pursue additional strategic acquisitions to grow our business. We also remain heavily focused on improving our operations and continuing to identify additional opportunities for organic growth. Our recent highlights in these pursuits are demonstrated by the following results for 2022:
•2022 organic daily sales growth of 23.7% compared to Fiscal 2021, driven primarily by successful price execution;
•16 new branch locations opened in 2022; and
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
In order to pursue these strategic growth initiatives and focus on our core exterior products business, we completed two divestitures in 2021. On December 1, 2021, we completed the divestiture of our solar products business (“Solar Products”). The results of operations from Solar Products were not material to us and are included in continuing operations for the periods presented. On February 10, 2021, we completed the sale of our interior products and insulation businesses (“Interior Products”) to Foundation Building Materials Holding Company LLC for the final adjusted purchase price of $842.7 million. We have reflected Interior Products as discontinued operations for the three months ended December 31, 2021 and years ended September 30, 2021 and 2020. Unless otherwise noted, amounts and disclosures in our discussion below relate to our continuing operations. For additional information, see Note 4 in the Notes to Consolidated Financial Statements.
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
The exterior products industry experienced constrained supply chain dynamics in 2021, which has continued in 2022. As a result, we experienced significant cost increases and, at times, a limited ability to purchase enough product to meet customer demand. We have continued to experience elevated backlog metrics, though they have eased throughout the second half of 2022. Open orders, a measure of our backlog, ended the quarter lower than the prior quarter-end, though it remains higher than pre-pandemic levels. These trends, caused in large part from global disruptions related to the COVID-19 pandemic and the subsequent rapid economic recovery, may persist in the near-term. In addition to inflationary pressures caused by product shortages, we are also experiencing product cost inflation caused by increased input costs, including rising oil prices, which increases may have been impacted by the global economic and geopolitical environment, including the Russian invasion of Ukraine. We took proactive measures to ensure adequate inventory, price effectively, and deliver high-value solutions to our customers’ critical building material needs. As a leading distributor of essential building materials, we will continue to react quickly to market and supply chain developments and ensure high-quality service for our customers.

Results of Operations
The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in millions):

	Year Ended
	December 31,	September 30,
	2022	2021
Net sales	$8,429.7	$6,642.0
Cost of products sold	6,194.2	4,884.3
Gross profit	2,235.5	1,757.7
Operating expense:
Selling, general and administrative	1,372.9	1,138.7
Depreciation	75.1	58.9
Amortization	84.1	103.3
Total operating expense	1,532.1	1,300.9
Income (loss) from operations	703.4	456.8
Interest expense, financing costs and other	83.7	98.1
Loss on debt extinguishment	—	60.2
Income (loss) from continuing operations before income taxes	619.7	298.5
Provision for (benefit from) income taxes	161.3	77.3
Net income (loss) from continuing operations	458.4	221.2
Net income (loss) from discontinued operations	—	(266.7)
Net income (loss)	458.4	(45.5)
Dividends on Preferred Stock	24.0	24.0
Net income (loss) attributable to common stockholders	$434.4	$(69.5)

	Year Ended
	December 31,	September 30,
	2022	2021
Net sales	100.0%	100.0%
Cost of products sold	73.5%	73.5%
Gross profit	26.5%	26.5%
Operating expense:
Selling, general and administrative	16.3%	17.1%
Depreciation	0.9%	0.9%
Amortization	1.0%	1.6%
Total operating expense	18.2%	19.6%
Income (loss) from operations	8.3%	6.9%
Interest expense, financing costs and other	1.0%	1.5%
Loss on debt extinguishment	—%	0.9%
Income (loss) from continuing operations before income taxes	7.3%	4.5%
Provision for (benefit from) income taxes	1.9%	1.2%
Net income (loss) from continuing operations	5.4%	3.3%
Net income (loss) from discontinued operations	—%	(4.0)%
Net income (loss)	5.4%	(0.7)%
Dividends on Preferred Stock	0.2%	0.3%
Net income (loss) attributable to common stockholders	5.2%	(1.0)%

When we refer to regions, we are referring to our geographic regions. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying programs.
As of December 31, 2022, we had a total of 480 branches in operation.
Comparison of the Years Ended December 31, 2022 (“2022”) and September 30, 2021 (“Fiscal 2021”)
Net Sales
Net sales increased 26.9% to $8.43 billion in 2022, from $6.64 billion in Fiscal 2021, despite one fewer selling day. Net sales increased across all three lines of business, substantially driven by a weighted-average selling price increase of approximately 23-24% as well as an estimated volume increase of approximately 2-3%. Additionally, net sales in 2022 includes the results of acquired branches, while net sales in Fiscal 2021 includes the results of divested branches that were included in continuing operations. Excluding the impact of acquired and divested branches, the increase in net sales would have been approximately 1% lower.
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
The following table summarizes net sales by line of business for the periods presented (in millions):

	Year Ended				Year-over-Year Change
	December 31,		September 30,
	2022		2021
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$4,217.9	50.0%	$3,516.2	53.0%	$701.7	20.0%
Non-residential roofing products	2,464.3	29.2%	1,688.8	25.4%	775.5	45.9%
Complementary building products	1,747.5	20.8%	1,437.0	21.6%	310.5	21.6%
Total net sales	$8,429.7	100.0%	$6,642.0	100.0%	$1,787.7	26.9%
Gross Profit
The following table summarizes gross profit and gross margin for the periods presented (in millions):

	Year Ended		Change[1]
	December 31,	September 30,
	2022	2021	$	%
Gross profit	$2,235.5	$1,757.7	$477.8	27.2%
Gross margin	26.5%	26.5%	N/A	—%

1.Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.
Gross margin was 26.5% in both 2022 and Fiscal 2021. The consistent gross margin resulted from a weighted-average selling price increase of approximately 23-24%, offset by a weighted-average product cost increase of approximately 23-24%.

Operating Expense
The following table summarizes operating expense for the periods presented (in millions):

	Year Ended		Change[1]
	December 31,	September 30,
	2022	2021	$	%
Selling, general and administrative	$1,372.9	$1,138.7	$234.2	20.6%
Depreciation	75.1	58.9	16.2	27.5%
Amortization	84.1	103.3	(19.2)	(18.6)%
Total operating expense	$1,532.1	$1,300.9	$231.2	17.8%
% of net sales	18.2%	19.6%	N/A	(1.4)%

1.    Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.
Operating expense increased 17.8% to $1.53 billion in 2022, from $1.30 billion in Fiscal 2021. The comparative increase in operating expense was mainly influenced by the following factors:
•a $116.2 million increase in payroll and employee benefit costs and stock-based compensation, primarily due to increased headcount to drive and support growth for new and acquired branches, as well as wage inflation and higher incentive compensation, including special RSU grants made in connection with the Company’s Ambition 2025 strategic plan;
•a $51.4 million increase in selling costs, primarily due to an increase in fleet costs, as well as net sales growth resulting in higher commissions; and
•a $37.1 million increase in general and administrative expenses, primarily due to higher insurance expenses and an increase in travel and entertainment expenses.
Operating expense in 2022 includes the results of acquired branches, while operating expense in Fiscal 2021 includes the results of divested branches that were included in continuing operations, the combined results of which drove a net increase of $35.5 million from Fiscal 2021 to 2022.
Operating expense as a percent of sales was comparatively lower in 2022, driven primarily by the positive impact from net sales growth.
Interest Expense, Financing Costs and Other
Interest expense, financing costs and other expense was $83.7 million in 2022, compared to $98.1 million in Fiscal 2021. The comparative decrease is primarily due to lower average debt balances during the respective periods, partially offset by a higher weighted-average interest rate on our outstanding debt.
Loss on Debt Extinguishment
Loss on debt extinguishment was $60.2 million in Fiscal 2021 and includes the write-off of debt issuance costs and payment of redemption premiums stemming from our 2021 Debt Refinancing (as defined below).
Income Taxes
Provision for (benefit from) income taxes was $161.3 million in 2022, compared to $77.3 million in Fiscal 2021. The comparative increase in income tax expense was primarily due to an increase in pre-tax book income in 2022. The effective tax rate was 26.0% in 2022, compared to 25.9% in Fiscal 2021.
Net Income (Loss)/Net Income (Loss) Per Share
Net income (loss) from continuing operations was $458.4 million in 2022, compared to $221.2 million in Fiscal 2021. There was no net income (loss) from discontinued operations in 2022, compared to $(266.7) million in Fiscal 2021 (see Note 4 in the Notes to Consolidated Financial Statements for further discussion). Net income (loss) was $458.4 million in 2022, compared to $(45.5) million in Fiscal 2021. There were $24.0 million of dividends on Preferred Stock in both 2022 and Fiscal 2021, making net income (loss) attributable to common stockholders $434.4 million and $(69.5) million, respectively.

We calculate net income (loss) per share by dividing net income (loss), less dividends on Preferred Stock and adjustments for participating securities, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by utilizing the most dilutive result after applying and comparing the two-class method and if-converted method (see Note 6 in the Notes to Consolidated Financial Statements for further discussion).
The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Year Ended
	December 31,	September 30,
	2022	2021
Numerator:
Net income (loss) from continuing operations	$458.4	$221.2
Dividends on Preferred Stock	(24.0)	(24.0)
Undistributed income from continuing operations allocated to participating securities	(54.8)	—
Net income (loss) from continuing operations attributable to common stockholders - Basic	379.6	197.2
Add back: dividends on Preferred Stock[1]	—	24.0
Net income (loss) from continuing operations attributable to common stockholders – Diluted (if-converted and two-class method)	379.6	221.2

Net income (loss) from discontinued operations	—	(266.7)
Undistributed income from discontinued operations allocated to participating securities	—	—
Net income (loss) from discontinued operations attributable to common stockholders – Basic and Diluted (if-converted and two-class method)	—	(266.7)
Net income (loss) attributable to common stockholders – Basic (if-converted and two-class method)	$379.6	$(69.5)
Net income (loss) attributable to common stockholders - Diluted (if-converted and two-class method)	$379.6	$(45.5)

Denominator:
Weighted-average common shares outstanding – Basic	67.1	69.7
Effect of common share equivalents	1.3	1.1
Effect of convertible Preferred Stock[1]	—	9.7
Weighted-average common shares outstanding – Diluted	68.4	80.5

Net income (loss) per share:
Basic – Continuing operations	$5.66	$2.83
Basic – Discontinued operations	—	(3.83)
Basic net income (loss) per share	$5.66	$(1.00)

Diluted – Continuing operations	$5.55	$2.75
Diluted – Discontinued operations	—	(3.32)
Diluted net income (loss) per share (if-converted and two-class method)	$5.55	$(0.57)

1.The hypothetical conversion of the Preferred Stock became dilutive for the year ended September 30, 2021, primarily stemming from the significant income from continuing operations and offsetting loss from discontinued operations in 2021, and their combined effect on the Company’s calculation of diluted net income (loss) per share.

Change in Fiscal Year End
On August 11, 2021, our Board of Directors approved a change in our fiscal year end from September 30 to December 31. The Company’s 2022 fiscal year began on January 1, 2022 and ended on December 31, 2022. We have presented unaudited pro-forma statements of operations and cash flows for the year ended December 31, 2021 (“Calendar 2021”) and have provided comparisons to 2022. We have also presented the unaudited balance sheet as of December 31, 2021 with a comparison to December 31, 2022. The pro-forma statements of operations and cash flows were derived as follows (in millions):

	Fiscal 2021	Plus: Three Months Ended December 31, 2021[1]	Less: Three Months Ended December 31, 2020[2]	Calendar 2021
			(Unaudited)	(Unaudited)
Net sales	$6,642.0	$1,754.9	$1,576.5	$6,820.4
Cost of products sold	4,884.3	1,293.3	1,176.8	5,000.8
Gross profit	1,757.7	461.6	399.7	1,819.6
Operating expense:
Selling, general and administrative	1,138.7	294.2	265.2	1,167.7
Depreciation	58.9	16.5	13.9	61.5
Amortization	103.3	22.2	25.5	100.0
Loss on sale of business	—	22.3	—	22.3
Total operating expense	1,300.9	355.2	304.6	1,351.5
Income (loss) from operations	456.8	106.4	95.1	468.1
Interest expense, financing costs and other	98.1	17.4	30.0	85.5
Loss on debt extinguishment	60.2	—	—	60.2
Income (loss) from continuing operations before income taxes	298.5	89.0	65.1	322.4
Provision for (benefit from) income taxes	77.3	20.9	17.7	80.5
Net income (loss) from continuing operations	221.2	68.1	47.4	241.9
Net income (loss) from discontinued operations	(266.7)	(0.1)	(267.9)	1.1
Net income (loss)	(45.5)	68.0	(220.5)	243.0
Dividends on Preferred Stock	24.0	6.0	6.0	24.0
Net income (loss) attributable to common stockholders	$(69.5)	$62.0	$(226.5)	$219.0

1.As set forth in our Transition Report on Form 10-Q for the period ended December 31, 2021.
2.As set forth in our Quarterly Report on Form 10-Q for the period ended December 31, 2020.

	Fiscal 2021	Plus: Three Months Ended December 31, 2021[1]	Less: Three Months Ended December 31, 2020[2]	Calendar 2021
			(Unaudited)	(Unaudited)
Operating Activities
Net income (loss)	$(45.5)	$68.0	$(220.5)	$243.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	175.2	38.7	52.3	161.6
Stock-based compensation	22.6	2.8	4.9	20.5
Certain interest expense and other financing costs	8.7	1.3	2.9	7.1
Loss on debt extinguishment	60.2	—	—	60.2
Gain on sale of fixed assets and other	(3.8)	(1.6)	(0.6)	(4.8)
Deferred income taxes	(139.2)	1.6	(85.9)	(51.7)
Loss on sale of business	360.6	22.3	—	382.9
Loss on classification as held for sale	—	—	355.4	(355.4)
Changes in operating assets and liabilities:
Accounts receivable	(81.3)	137.6	149.6	(93.3)
Inventories	(225.0)	(89.1)	(89.3)	(224.8)
Prepaid expenses and other current assets	9.6	(26.2)	18.0	(34.6)
Accounts payable and accrued expenses	(56.0)	(102.6)	(227.5)	68.9
Other assets and liabilities	(8.1)	(3.2)	1.6	(12.9)
Net cash provided by (used in) operating activities	78.0	49.6	(39.1)	166.7

Investing Activities
Purchases of property and equipment	(66.5)	(23.3)	(18.0)	(71.8)
Acquisition of business, net	—	(89.0)	—	(89.0)
Proceeds from sale of business	836.0	35.8	—	871.8
Proceeds from sale of assets	4.4	1.7	0.7	5.4
Net cash provided by (used in) investing activities	773.9	(74.8)	(17.3)	716.4

Financing Activities
Borrowings under revolving lines of credit	252.3	—	2.3	250.0
Payments under revolving lines of credit	(509.3)	—	(102.3)	(407.0)
Borrowings under term loan	1,000.0	—	—	1,000.0
Payments under term loan	(948.3)	(2.5)	(2.4)	(948.4)
Borrowings under senior notes	350.0	—	—	350.0
Payment under senior notes	(1,300.0)	—	—	(1,300.0)
Payment of debt issuance costs	(20.3)	—	—	(20.3)
Payment of call premium	(31.7)	—	—	(31.7)
Payments under equipment financing facilities and finance leases	(6.5)	(1.4)	(1.7)	(6.2)
Payment of dividends on Preferred Stock	(24.0)	(6.0)	(6.0)	(24.0)
Proceeds from issuance of common stock related to equity awards	26.3	5.2	7.1	24.4
Payment of taxes related to net share settlement of equity awards	(4.5)	(4.4)	(2.8)	(6.1)
Net cash provided by (used in) financing activities	(1,216.0)	(9.1)	(105.8)	(1,119.3)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.1	(1.0)	0.6

Net increase (decrease) in cash and cash equivalents	(364.6)	(34.2)	(163.2)	(235.6)
Cash and cash equivalents, beginning of period	624.6	260.0	624.6	260.0
Cash and cash equivalents, end of period	$260.0	$225.8	$461.4	$24.4

1.As set forth in our Transition Report on Form 10-Q for the period ended December 31, 2021.
2.As set forth in our Quarterly Report on Form 10-Q for the period ended December 31, 2020.

Consolidated Balance Sheets
(in millions)
	December 31,	December 31,
	2022	2021
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$67.7	$225.8
Accounts receivable, net	1,009.1	855.2
Inventories, net	1,322.9	1,161.7
Prepaid expenses and other current assets	417.8	367.2
Total current assets	2,817.5	2,609.9
Property and equipment, net	337.0	256.3
Goodwill	1,916.3	1,777.4
Intangibles, net	447.7	421.0
Operating lease assets	467.6	413.9
Deferred income taxes, net	9.9	61.9
Other assets, net	7.5	8.9
Total assets	$6,003.5	$5,549.3

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$821.0	$794.2
Accrued expenses	448.0	472.1
Current operating lease liabilities	94.5	89.0
Current finance lease liabilities	16.1	6.4
Current portion of long-term debt/obligations	10.0	10.0
Total current liabilities	1,389.6	1,371.7
Borrowings under revolving lines of credit, net	254.9	—
Long-term debt, net	1,606.4	1,612.9
Deferred income taxes, net	0.2	0.8
Non-current operating lease liabilities	382.1	326.3
Non-current finance lease liabilities	67.0	26.0
Total liabilities	3,700.2	3,337.7

Convertible Preferred Stock	399.2	399.2

Stockholders' equity:
Common stock	0.6	0.7
Undesignated preferred stock	—	—
Additional paid-in capital	1,187.2	1,148.6
Retained earnings	728.8	682.5
Accumulated other comprehensive income (loss)	(12.5)	(19.4)
Total stockholders' equity	1,904.1	1,812.4
Total liabilities and stockholders' equity	$6,003.5	$5,549.3

Consolidated Statements of Operations
(in millions)
	Year Ended December 31,
	2022	2021
		(Unaudited)
Net sales	$8,429.7	$6,820.4
Cost of products sold	6,194.2	5,000.8
Gross profit	2,235.5	1,819.6
Operating expense:
Selling, general and administrative	1,372.9	1,167.7
Depreciation	75.1	61.5
Amortization	84.1	100.0
Loss on sale of business	—	22.3
Total operating expense	1,532.1	1,351.5
Income (loss) from operations	703.4	468.1
Interest expense, financing costs and other	83.7	85.5
Loss on debt extinguishment	—	60.2
Income (loss) from continuing operations before income taxes	619.7	322.4
Provision for (benefit from) income taxes	161.3	80.5
Net income (loss) from continuing operations	458.4	241.9
Net income (loss) from discontinued operations	—	1.1
Net income (loss)	458.4	243.0
Dividends on Preferred Stock	24.0	24.0
Net income (loss) attributable to common stockholders	$434.4	$219.0

Consolidated Statements of Cash Flows
(in millions)
	Year Ended December 31,
	2022	2021
		(Unaudited)
Operating Activities
Net income (loss)	$458.4	$243.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	159.2	161.6
Stock-based compensation	27.6	20.5
Certain interest expense and other financing costs	5.2	7.1
Loss on debt extinguishment	—	60.2
Gain on sale of fixed assets and other	(4.1)	(4.8)
Deferred income taxes	30.1	(51.7)
Loss on sale of business	—	27.5
Changes in operating assets and liabilities:
Accounts receivable	(111.4)	(93.3)
Inventories	(117.7)	(224.8)
Prepaid expenses and other current assets	(36.3)	(34.6)
Accounts payable and accrued expenses	(15.2)	68.9
Other assets and liabilities	5.3	(12.9)
Net cash provided by (used in) operating activities	401.1	166.7

Investing Activities
Purchases of property and equipment	(90.1)	(71.8)
Acquisition of business, net	(309.2)	(89.0)
Proceeds from sale of business	—	871.8
Proceeds from sale of assets	5.2	5.4
Investment in available for sale securities	(1.5)	—
Net cash provided by (used in) investing activities	(395.6)	716.4

Financing Activities
Borrowings under revolving lines of credit	2,781.3	250.0
Payments under revolving lines of credit	(2,520.6)	(407.0)
Borrowings under term loan	—	1,000.0
Payments under term loan	(10.0)	(948.4)
Borrowings under senior notes	—	350.0
Payment under senior notes	—	(1,300.0)
Payment of debt issuance costs	—	(20.3)
Payment of call premium	—	(31.7)
Payments under equipment financing facilities and finance leases	(12.1)	(6.2)
Repurchase and retirement of common stock, net	(388.1)	—
Payment of dividends on Preferred Stock	(24.0)	(24.0)
Proceeds from issuance of common stock related to equity awards	16.7	24.4
Payment of taxes related to net share settlement of equity awards	(5.7)	(6.1)
Net cash provided by (used in) financing activities	(162.5)	(1,119.3)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	0.6

Net increase (decrease) in cash and cash equivalents	(158.1)	(235.6)
Cash and cash equivalents, beginning of period	225.8	461.4
Cash and cash equivalents, end of period	$67.7	$225.8

Comparison of 2022 and the Year Ended December 31, 2021 (“Calendar 2021”)

	Years Ended December 31,		Change
	2022	2021	$	%
		(Unaudited)
Net sales	$8,429.7	$6,820.4	$1,609.3	23.6%
Gross profit	$2,235.5	$1,819.6	$415.9	22.9%
Gross margin	26.5%	26.7%	N/A	(0.2)%
Total operating expense	$1,532.1	$1,351.5	$180.6	13.4%
Income (loss) from operations	$703.4	$468.1	$235.3	50.3%
Net income (loss) from continuing operations	$458.4	$241.9	$216.5	89.5%
Net sales increased 23.6% compared to Calendar 2021 to $8.43 billion. 2022 net sales increased across all three lines of business versus the prior year period, driven largely by the successful implementation of price increases and higher demand for our products. Weighted-average selling price increased approximately 20-21% and estimated volumes increased approximately 1-2%.
Residential roofing product sales increased 17.5%, non-residential roofing product sales increased 41.6%, and complementary product sales increased 17.3% compared to the prior year.
Gross margin decreased to 26.5%, from 26.7% in the prior year as price-cost improvement was more than offset by a higher non-residential product sales mix. The increase in operating expense in 2022 was primarily due to increases in payroll and benefit costs, selling costs and general and administrative expenses, combined with the effect of acquired branches.
Net income (loss) from continuing operations was $458.4 million, compared to $241.9 million in the prior year. Calendar 2021 results include a loss on debt extinguishment of $60.2 million. The improvement compared to the prior year period was largely driven by higher net sales.
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
•Restructuring costs. Represent costs stemming from headcount rationalization efforts; branch re-organization; certain rebranding costs; impact of the Interior Products and Solar Products divestitures; accrued estimated costs related to employee benefit plan withdrawals; amortization of debt issuance costs; costs related to changing our fiscal year end; debt refinancing and extinguishment costs; and abandoned lease costs.
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
The following table presents the impact and respective location of the adjusting items in our consolidated statements of operations for each of the periods indicated (in millions):

	Operating Expense			Non-Operating Expense
	SG&A1	Amorti- zation	Loss on Sale of Business	Interest Expense	Other (Income) Expense	Income Taxes[2]	Total
Year Ended December 31, 2022
Acquisition costs	$6.3	$84.1	$—	$4.0	$—	$—	$94.4
Restructuring costs	8.9	—	—	1.2	—	—	10.1
COVID-19 impacts	2.0	—	—	—	—	—	2.0
Total adjusting items	$17.2	$84.1	$—	$5.2	$—	$—	$106.5
Year Ended December 31, 2021
Acquisition costs	$2.6	$97.8	$—	$5.1	$—	$—	$105.5
Restructuring costs[3]	10.4	2.2	22.3	2.1	60.3	—	97.3
COVID-19 impacts	2.3	—	—	—	—	—	2.3
Total adjusting items	$15.3	$100.0	$22.3	$7.2	$60.3	$—	$205.1
Year Ended September 30, 2021
Acquisition costs	$3.3	$101.1	$—	$6.1	$—	$—	$110.5
Restructuring costs[3]	9.4	2.2	—	2.7	60.3	—	74.6
COVID-19 impacts	1.6	—	—	—	—	—	1.6
Total adjusting items	$14.3	$103.3	$—	$8.8	$60.3	$—	$186.7
Year Ended September 30, 2020
Acquisition costs[4]	$9.6	$119.3	$—	$8.0	$(5.1)	$—	$131.8
Restructuring costs[5]	2.3	142.6	—	3.6	21.5	—	170.0
COVID-19 impacts[6]	4.2	—	—	—	—	(0.7)	3.5
Total adjusting items	$16.1	$261.9	$—	$11.6	$16.4	$(0.7)	$305.3

1.Selling, general and administrative expense (“SG&A”).
2.For tax impact of adjusting items, see Adjusted Net Income (Loss) table below.
3.Other (income) expense includes a loss on debt extinguishment of $60.2 million in connection with the write-off of debt issuance costs and payment of redemption premiums stemming from our refinancing transactions.
4.Other (income) expense includes a net $5.1 million refund received as the final true-up of the $164.0 million payment resulting from the 338(h)(10) election made in connection with the Allied Acquisition.
5.Amortization includes the impact of non-cash accelerated intangible asset amortization of $142.6 million related to the write-off of certain trade names in connection with our rebranding efforts. Other (income) expense includes a loss on debt extinguishment of $14.7 million in connection with the October 2019 debt refinancing.
6.Income taxes consist of a tax benefit of $0.7 million stemming from the revaluation of deferred tax assets and liabilities made in conjunction with our application of the CARES Act.

Adjusted Operating Expense
The following table presents a reconciliation of operating expense, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Operating Expense for each of the periods indicated (in millions):

	Year Ended December 31,		Year Ended September 30,
	2022	2021	2021	2020
Operating expense	$1,532.1	$1,351.5	$1,300.9	$1,385.5
Acquisition costs	(90.4)	(100.4)	(104.4)	(128.9)
Restructuring costs	(8.9)	(34.9)	(11.6)	(144.9)
COVID-19 impacts	(2.0)	(2.3)	(1.6)	(4.2)
Adjusted Operating Expense	$1,430.8	$1,213.9	$1,183.3	$1,107.5

Net sales	$8,429.7	$6,820.4	$6,642.0	$5,916.7
Operating expense as % of net sales	18.2%	19.8%	19.6%	23.4%
Adjusted Operating Expense as % of net sales	17.0%	17.8%	17.8%	18.7%

Adjusted Net Income (Loss)
The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss) for each of the periods indicated (in millions):

	Year Ended December 31,		Year Ended September 30,
	2022	2021	2021	2020
Net income (loss) from continuing operations	$458.4	$241.9	$221.2	$(81.3)
Adjusting items:
Acquisition costs	94.4	105.5	110.5	131.8
Restructuring costs	10.1	97.3	74.6	170.0
COVID-19 impacts	2.0	2.3	1.6	3.5
Total adjusting items	106.5	205.1	186.7	305.3
Less: tax impact of adjusting items[1]	(27.0)	(52.6)	(47.8)	(78.2)
Total adjustments, net of tax	79.5	152.5	138.9	227.1
Adjusted Net Income (Loss)	$537.9	$394.4	$360.1	$145.8

Net sales	$8,429.7	$6,820.4	$6,642.0	$5,916.7
Net income (loss) as % of sales	5.4%	3.5%	3.3%	(1.4)%
Adjusted Net Income (Loss) as % of sales	6.4%	5.8%	5.4%	2.5%

1.Amounts represent tax impact on adjustments that are not included in our income tax provision (benefit) for the periods presented. The effective tax rate applied to these adjustments is calculated by using forecasted adjusted pre-tax income while factoring in estimated discrete tax adjustments for the fiscal year. The tax impact of adjustments for the years ended December 31, 2022 and 2021 and September 30, 2021 and 2020 were calculated using a blended effective tax rate of 25.4%, 25.6%, 25.6% and 25.6%, respectively.

Adjusted EBITDA
The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in millions):

	Year Ended December 31,		Year Ended September 30,
	2022	2021	2021	2020
Net income (loss) from continuing operations	$458.4	$241.9	$221.2	$(81.3)
Interest expense, net	86.3	86.7	101.0	138.4
Income taxes	161.3	80.5	77.3	(27.0)
Depreciation and amortization	159.2	161.5	162.2	320.0
Stock-based compensation	27.6	17.4	18.4	16.0
Acquisition costs[1]	6.3	2.6	3.3	4.5
Restructuring costs[1]	8.9	93.0	69.7	23.8
COVID-19 impacts[1]	2.0	2.3	1.6	4.2
Adjusted EBITDA	$910.0	$685.9	$654.7	$398.6

Net sales	$8,429.7	$6,820.4	$6,642.0	$5,916.7
Net income (loss) as % of net sales	5.4%	3.5%	3.3%	(1.4)%
Adjusted EBITDA as % of net sales	10.8%	10.1%	9.9%	6.7%

1.Amounts represent adjusting items included in selling, general and administrative expense and other income (expense); remaining adjusting item balances are embedded within the other line item balances reported in this table.
Seasonality and Quarterly Fluctuations
The demand for building materials is closely correlated to both seasonal changes and unpredictable weather patterns, therefore demand fluctuations are expected.
In general, our net sales and net income are highest in quarters ending June 30, September 30, and December 31, which encompass the peak months of construction and re-roofing. Conversely, we have historically experienced low net income levels or net losses in quarters ending March 31, when winter construction cycles and cold weather patterns have an adverse impact on our customers’ ability to conduct their business.
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
In 2022 and 2021, we were able to successfully offset significant product cost increases with higher selling prices. We also endeavor to offset any non-product inflation in our operations such as such as fuel, wages, and rent with annual productivity improvements. There was no significant inflationary pressure in 2020.

Liquidity
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration available borrowings and the seasonal nature of our business.
Our principal sources of liquidity as of December 31, 2022 were our cash and cash equivalents of $67.7 million and our available borrowings of approximately $1.02 billion under our asset-based revolving lines of credit.
Significant factors which could affect future liquidity include the following:
•the adequacy of available bank lines of credit;
•the ability to attract long-term capital with satisfactory terms;
•cash flows generated from operating activities;
•working capital management;
•acquisitions;
•share repurchases; and
•capital expenditures.
Our primary capital needs are for working capital obligations and other general corporate purposes, including acquisitions, capital expenditures, and share repurchases. Our primary sources of working capital are cash from operations and bank borrowings. We have financed larger acquisitions through increased bank borrowings and the issuance of long-term debt and common or preferred stock. We then repay any such borrowings with cash flows from operations or subsequent financings. We have funded most of our capital expenditures with cash on hand, increased bank borrowings, or equipment financing, and then reduced those obligations with cash flows from operations. We may explore additional or replacement financing sources in order to bolster liquidity and strengthen our capital structure. For a schedule of lease payments over the next five years and thereafter, see Note 13 in the Notes to Consolidated Financial Statements. For a schedule of principal payments for all outstanding financing arrangements over the next five years and thereafter, see Note 12 in the Notes to Consolidated Financial Statements.
We believe we currently have adequate liquidity and availability of capital to fund our present operations, meet our commitments on our existing debt and fund anticipated growth, including expansion in existing and targeted market areas. We may seek additional potential acquisitions from time to time, including as part of our Ambition 2025 initiative. If suitable acquisition opportunities or working capital needs arise that require additional financing, we believe that our financial position, credit profile, and earnings history provide a sufficient base for obtaining additional financing resources at reasonable rates and terms. We may also choose to issue additional shares of common stock or preferred stock in order to raise funds.
The following table summarizes our cash flows for the periods indicated (in millions):

	Year Ended
	December 31,	September 30,
	2022	2021
Net cash provided by (used in) operating activities	$401.1	$78.0
Net cash provided by (used in) investing activities	(395.6)	773.9
Net cash provided by (used in) financing activities	(162.5)	(1,216.0)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(0.5)
Net increase (decrease) in cash and cash equivalents	$(158.1)	$(364.6)
Operating Activities
Net cash provided by operating activities was $401.1 million in 2022, compared to $78.0 million in Fiscal 2021. Cash from operations increased $323.1 million primarily due to an increase in net income after adjustments for non-cash items of $237.6 million, as well as an incremental cash inflow of $85.5 million stemming from changes to our net working capital, mainly driven by a favorable change in cash outflows related to inventories. Operating cash flows used in discontinued operations for Fiscal 2021 was $28.2 million.

Investing Activities
Net cash used in investing activities was $395.6 million in 2022, compared to net cash provided by investing activities of $773.9 million in Fiscal 2021. The $1.17 billion decrease in investing cash flows was primarily due to proceeds from the sale of Interior Products in Fiscal 2021 as well as our business acquisitions in 2022. Investing cash flows used in discontinued operations for Fiscal 2021 was $2.5 million.
Financing Activities
Net cash used in financing activities was $162.5 million in 2022, compared to $1.22 billion in Fiscal 2021. The financing cash flow increase of $1.05 billion was primarily due to a $517.7 million increase in net borrowings under our revolving lines of credit and a $950.0 million decrease in net payments under our senior notes over the comparative periods, partially offset by repurchases of common stock of $388.1 million in 2022.
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
Our divisional credit teams are staffed to manage and monitor our receivable aging balances and our systems allow us to enforce predetermined credit approval levels and properly leverage new business. The credit preapproval process denotes the maximum credit that each level of management can approve, with the highest credit amount requiring approval by our CEO and CFO. There are daily communications with branch and field staff. Our divisional teams conduct periodic reviews with their branch managers, various regional management staff and the Chief Credit Officer. Depending on the state of the respective division’s receivables, these reviews can be weekly, biweekly or monthly. Additionally, the divisions are required to submit a monthly receivable forecast to the Chief Credit Officer. On a monthly basis, the Chief Credit Officer reviews and discusses these forecasts, as well as a prior month recap, with members of our executive management team.
Periodically, we perform a specific analysis of all accounts past due and write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote based upon the following factors:
•aging statistics and trends;
•customer payment history;
•review of the customer’s financial statements when available;
•independent credit reports; and
•discussions with customers.
We still pursue collection of amounts written off in certain circumstances and credit the allowance for any subsequent recoveries. Over the past three fiscal years, bad debt expense has been, on average, 0.17% of net sales. The continued limitation of bad debt expense is primarily attributed to the continued strengthening of our collections process and overall credit environment.
Capital Resources
In May 2021, we entered into a series of financing arrangements to refinance certain debt instruments to take advantage of lower market interest rates for our fixed rate indebtedness and to extend maturities (the “2021 Debt Refinancing”). As of December 31, 2022, we had access to the following financing arrangements:
•the 2026 U.S. Revolver, an asset-based revolving line of credit in the United States, in an amount up to $1.25 billion and with an outstanding balance of $254.9 million;
•the 2026 Canada Revolver, an asset-based revolving line of credit in Canada, in an amount up to $50.0 million;

•the 2028 Term Loan with an outstanding balance of $972.2 million; and
•two separate senior notes instruments, the 2029 Senior Notes and 2026 Senior Notes, with outstanding balances of $346.8 million and $297.4 million, respectively.
See Note 12 in the Notes to Consolidated Financial Statements for additional information on our current financing arrangements and the 2021 Debt Refinancing.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP. Accounting policies, methods, and estimates are an integral part of the preparation of consolidated financial statements in accordance with U.S. GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods, and estimates affecting our consolidated financial statements, areas that are particularly significant include:
•Inventories (including vendor rebates)
•Business combinations
•Goodwill and intangible assets
Inventories (Including Vendor Rebates)
Inventories, consisting substantially of finished goods, are valued at the lower of cost or market (net realizable value). Cost is determined using the moving weighted-average cost method.
Our arrangements with vendors typically provide for rebates after we make a special purchase and/or monthly, quarterly, and/or annual rebates of a specified amount of consideration payable when a number of measures have been achieved. Annual rebates are generally related to a specified cumulative level of purchases on a calendar-year basis. We account for such rebates as a reduction of the inventory value until the product is sold, at which time such rebates reduce cost of products sold in the consolidated statements of operations. Throughout the year, we estimate the amount of the periodic rebates based upon the expected level of purchases. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels. Amounts due from vendors under these arrangements are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets.
Business Combinations
We record acquisitions resulting in the consolidation of a business using the acquisition method of accounting. Under this method, we record the assets acquired, including intangible assets that can be identified, and liabilities assumed based on their estimated fair values at the date of acquisition. We use an income approach to determine the fair value of acquired intangible assets, specifically the multi-period excess earnings method for customer relationships and the relief from royalty method for trade names. Various Level 3 fair value assumptions are used in the determination of these estimated fair values, including items such as sales growth rates, cost synergies, customer attrition rates, discount rates, and other prospective financial information. The purchase price in excess of the fair value of the assets acquired and liabilities assumed is recorded as goodwill. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. We believe these estimates are based on reasonable assumptions, however they are inherently uncertain and unpredictable, therefore actual results may differ. Transaction costs associated with acquisitions are expensed as incurred and are included as a component of selling, general and administrative expense within the consolidated statements of operations.
Goodwill and Intangible Assets
On an annual basis and at interim periods when circumstances require, we test the recoverability of our goodwill and indefinite-lived intangible assets and review for indicators of impairment. Examples of such indicators include a significant change in the business climate, unexpected competition, loss of key personnel, or a decline in our market capitalization below net book value.
We perform impairment assessments at the reporting unit level, which is defined as an operating segment or one level below an operating segment, also known as a component. The Company evaluates its components for aggregation by examining the distribution methods, sales mix, and operating results of each component to determine if these characteristics will be sustained over a long-term basis. For purposes of this evaluation, we expect components to exhibit similar economic characteristics 3-5 years after events such as an acquisition within our core roofing business or management/business restructuring. Components that exhibit similar economic characteristics are subsequently aggregated into a single reporting unit. Based on our most recent impairment assessment performed as of August 31, 2022, it was determined that all components exhibited similar economic characteristics, and therefore should be aggregated into a single reporting unit (collectively, the “Reporting Unit”).
To test for the recoverability of goodwill and indefinite-lived intangible assets, we first perform a qualitative assessment based on economic, industry, and company-specific factors for all or selected reporting units to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill or indefinite-lived intangible asset is impaired. Based on the results of the qualitative assessment, two additional steps in the impairment assessment may be required. The first step would require a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss on a relative fair value basis, if any.
Based on our most recent impairment assessment performed as of August 31, 2022, we concluded that it was more likely than not that the fair value of the goodwill and indefinite-lived intangible assets exceeded their net carrying amount, therefore the quantitative two-step impairment test was not required. Our total market capitalization exceeded carrying value by approximately 117% as of August 31, 2022. We did not identify any macroeconomic, industry conditions, or cost-related factors that would indicate it is more likely than not that the fair value of the reporting unit was less than its carrying value.
We amortize certain identifiable intangible assets that have finite lives, currently consisting of customer relationships and trade names. Customer relationship assets are amortized on an accelerated basis based on the expected cash flows generated by the existing customers; and trade names are amortized on an accelerated basis over the term we expect to use the trade name. Amortizable intangible assets are tested for impairment, when deemed necessary, based on undiscounted cash flows and, if impaired, are written down to fair value based on either discounted cash flows or appraised values.
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
We use interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of our variable-rate borrowings into fixed-rate borrowings. Use of derivative financial instruments in hedging programs subjects us to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative instrument will change. In a hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivatives represents the possibility that the counterparty will not fulfill the terms of the contract. The notional, or contractual, amount of our derivative financial instruments is used to measure interest to be paid or received and does not represent our exposure due to credit risk. Our current derivative instrument is with a large financial counterparty that is rated highly by nationally recognized credit rating agencies.
As of December 31, 2022, net of unamortized debt issuance costs, we had outstanding borrowings of $972.2 million under our term loan, $644.2 million under our respective senior notes, and $254.9 million under our asset-based revolving lines of credit. Borrowings under our asset-based revolving lines of credit and term loan incur interest on a floating rate basis while borrowings under our senior notes incur interest on a fixed rate basis. As of December 31, 2022, our weighted-average effective interest rate on debt instruments with variable rates was 6.14%. Based on our analysis, the financial impact of a hypothetical 10% interest rate fluctuation in effect as of December 31, 2022 would be immaterial.
In fiscal year 2019, we took advantage of interest rate cuts and executed two interest rate swaps to hedge against our interest rate risk related to the floating rate of our previous term loan. Each swap agreement has a notional amount of $250 million. As part of the 2021 Debt Refinancing, we refinanced the previous term loan, resulting in the issuance of the 2028 Term Loan; the two interest rate swaps were designed and executed such that they continue to hedge against a total notional amount of $500 million related to the refinanced 2028 Term Loan. The swaps are “pay-fixed/receive-floating” instruments. One agreement (the “5-year swap”) will expire on August 30, 2024 and swaps the thirty-day LIBOR with a fixed-rate of 1.49%. The second agreement (the “3-year swap”) expired on August 30, 2022 and swapped the thirty-day LIBOR with a fixed-rate of 1.50%. The 5-year swap is designed to hedge against the interest rate risk that the floating rate on our term loan, up-to the hedged amount of $250 million, will exceed 1.499% within five years. The interest rate swap is designated as a cash flow hedge and as such, changes in the fair value of the swap instrument is recorded as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. As of December 31, 2022, the fair value of the 5-year swap, net of tax, was $9.7 million in favor of the Company. Assuming 30 day LIBOR rates as of December 31, 2022 remain constant, we would expect the impact to cash interest expense resulting from the expiration of the three-year swap to be approximately $7 million annually.
Foreign Currency Exchange Rate Risk
We have exposure to foreign currency exchange rate fluctuations for net sales generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 3.2% of our net sales in 2022 were derived from sales to customers in Canada. This business is primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect net sales, net income, and cash flows. A 10% fluctuation of foreign currency exchange rates would not have a material impact on our results of operations or cash flows; therefore, we currently do not enter into financial instruments to manage this minimal foreign currency exchange risk.
Commodity Price Risk
The Company is exposed to changes in prices of commodities used in its operations, primarily associated with energy, such as crude oil, and raw materials, such as asphalt and lumber. We generally manage the risk of changes in commodity prices that impact our costs by seeking to pass commodity-related inflation on to our customers. We may enter into derivative financial instruments to mitigate the potential impact of commodity price fluctuations on our results of operations or cash flows. As of December 31, 2022 we had no such derivative financial instruments in place.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEACON ROOFING SUPPLY, INC.
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	42

Consolidated Balance Sheets as of December 31, 2022 and September 30, 2021	44
Consolidated Statements of Operations for the Year Ended December 31, 2022, Three Months Ended December 31, 2021, and Years Ended September 30, 2021 and 2020	45
Consolidated Statements of Comprehensive Income for the Year Ended December 31, 2022, Three Months Ended December 31, 2021, and Years Ended September 30, 2021 and 2020	46
Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2022, Three Months Ended December 31, 2021, and Years Ended September 30, 2021 and 2020	47
Consolidated Statements of Cash Flows for the Year Ended December 31, 2022, Three Months Ended December 31, 2021, and Years Ended September 30, 2021 and 2020	48

Notes to Consolidated Financial Statements	49
1. Company Overview	49
2. Summary of Significant Accounting Policies	49
3. Acquisitions	54
4. Divestitures	55
5. Net Sales	57
6. Net Income (Loss) Per Share	57
7. Stock-based Compensation	59
8. Share Repurchase Program	61
9. Prepaid Expenses and Other Current Assets	62
10. Property and Equipment	63
11. Goodwill and Intangible Assets	63
12. Financing Arrangements	65
13. Leases	68
14. Commitments and Contingencies	69
15. Accumulated Other Comprehensive Income (Loss)	69
16. Income Taxes	70
17. Geographic Data	72
18. Allowance for Doubtful Accounts	72
19. Fair Value Measurement	72
20. Employee Benefit Plans	73
21. Financial Derivatives	73
22. Subsequent Events	74

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Beacon Roofing Supply, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Beacon Roofing Supply, Inc. (the Company) as of December 31, 2022 and September 30, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2022, the three months ended December 31, 2021, and each of the two years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and September 30, 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, the three months ended December 31, 2021, and each of the two years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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

Existence of Inventory
Description of the Matter
At December 31, 2022, the Company held $1,322.9 million of inventory across its 480 branch locations throughout the United States and Canada. As disclosed in Note 2 to the financial statements, inventories consist substantially of finished goods, with inventory cost determined utilizing the weighted-average cost method.
Auditing the existence of inventory is complex and requires significant effort in testing due to the disaggregation of inventory across 480 branch locations. This results in both: (1) a high degree of auditor judgment in determining the extent of procedures to be performed and (2) a high degree of effort to perform procedures in order to validate the existence of inventory. For example, there is judgment required in determining the number of branch locations at which to perform testing procedures.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the inventory process. For example, we tested management’s controls relating to the performance of counts of inventory held at the Company’s branch locations.
To test the existence of inventory at the balance sheet date, our audit procedures included, among others, performing test counts of inventory items at a sample of branch locations, comparing our test count results to the Company’s system of record, and performing analytical procedures over the total inventory balance at the balance sheet date.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1997.
Tysons, Virginia
February 24, 2023

BEACON ROOFING SUPPLY, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	December 31,	September 30,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$67.7	$260.0
Accounts receivable, less allowance of $17.2 and $16.3 as of December 31, 2022 and September 30, 2021, respectively	1,009.1	978.3
Inventories, net	1,322.9	1,084.5
Prepaid expenses and other current assets	417.8	345.9
Total current assets	2,817.5	2,668.7
Property and equipment, net	337.0	236.6
Goodwill	1,916.3	1,760.9
Intangibles, net	447.7	414.8
Operating lease right-of-use assets, net	467.6	399.2
Deferred income taxes, net	9.9	64.5
Other assets, net	7.5	9.8
Total assets	$6,003.5	$5,554.5

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$821.0	$812.9
Accrued expenses	448.0	546.7
Current portion of operating lease liabilities	94.5	88.5
Current portion of finance lease liabilities	16.1	5.0
Current portion of long-term debt/obligations	10.0	10.0
Total current liabilities	1,389.6	1,463.1
Borrowings under revolving lines of credit, net	254.9	—
Long-term debt, net	1,606.4	1,614.5
Deferred income taxes, net	0.2	0.7
Operating lease liabilities	382.1	311.3
Finance lease liabilities	67.0	22.9
Total liabilities	3,700.2	3,412.5
Commitments and contingencies (Note 14)
Convertible Preferred Stock (voting); $0.01 par value; aggregate liquidation preference $400.0; 0.4 shares authorized, issued and outstanding as of December 31, 2022 and September 30, 2021 (Note 6)	399.2	399.2
Stockholders’ equity:
Common stock (voting); $0.01 par value; 100.0 shares authorized; 64.2 and 70.1 shares issued and outstanding as of December 31, 2022 and September 30, 2021, respectively	0.6	0.7
Undesignated preferred stock; 5.0 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	1,187.2	1,145.0
Retained earnings	728.8	620.5
Accumulated other comprehensive income (loss)	(12.5)	(23.4)
Total stockholders’ equity	1,904.1	1,742.8
Total liabilities and stockholders’ equity	$6,003.5	$5,554.5

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30,
			2021	2020
Net sales	$8,429.7	$1,754.9	$6,642.0	$5,916.7
Cost of products sold	6,194.2	1,293.3	4,884.3	4,496.2
Gross profit	2,235.5	461.6	1,757.7	1,420.5
Operating expense:
Selling, general and administrative	1,372.9	294.2	1,138.7	1,065.5
Depreciation	75.1	16.5	58.9	58.1
Amortization	84.1	22.2	103.3	261.9
Loss on sale of business	—	22.3	—	—
Total operating expense	1,532.1	355.2	1,300.9	1,385.5
Income (loss) from operations	703.4	106.4	456.8	35.0
Interest expense, financing costs and other	83.7	17.4	98.1	128.6
Loss on debt extinguishment	—	—	60.2	14.7
Income (loss) from continuing operations before income taxes	619.7	89.0	298.5	(108.3)
Provision for (benefit from) income taxes	161.3	20.9	77.3	(27.0)
Net income (loss) from continuing operations	458.4	68.1	221.2	(81.3)
Net income (loss) from discontinued operations[1]	—	(0.1)	(266.7)	0.4
Net income (loss)	458.4	68.0	(45.5)	(80.9)
Dividends on Preferred Stock	24.0	6.0	24.0	24.0
Net income (loss) attributable to common stockholders	$434.4	$62.0	$(69.5)	$(104.9)

Weighted-average common stock outstanding:[2]
Basic	67.1	70.3	69.7	68.8
Diluted	68.4	71.5	80.5	68.8

Net income (loss) per share:[2]
Basic - Continuing operations	$5.66	$0.78	$2.83	$(1.53)
Basic - Discontinued operations	—	—	(3.83)	0.01
Basic net income (loss) per share	$5.66	$0.78	$(1.00)	$(1.52)

Diluted - Continuing operations	$5.55	$0.76	$2.75	$(1.53)
Diluted - Discontinued operations	—	—	(3.32)	0.01
Diluted net income (loss) per share	$5.55	$0.76	$(0.57)	$(1.52)

1.See Note 4 for detailed calculations and further discussion.
2.See Note 6 for detailed calculations and further discussion.
See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30,
			2021	2020
Net income (loss)	$458.4	$68.0	$(45.5)	$(80.9)
Other comprehensive income (loss):
Foreign currency translation adjustment	(6.9)	0.4	4.0	(0.7)
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	13.8	3.6	7.3	(13.4)
Total other comprehensive income (loss)	6.9	4.0	11.3	(14.1)
Comprehensive income (loss)	$465.3	$72.0	$(34.2)	$(95.0)
See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Stockholders’ Equity
(In millions)

	Common Stock		APIC[1]	Retained Earnings	AOCI[2]	Total
	Shares	Amount
Balance as of September 30, 2019	68.6	$0.7	$1,083.0	$799.2	$(20.6)	$1,862.3
Issuance of common stock, net of shares withheld for taxes	0.4	—	0.4	—	—	0.4
Stock-based compensation	—	—	17.2	—	—	17.2
Other comprehensive income (loss)	—	—	—	—	(14.1)	(14.1)
Net income (loss)	—	—	—	(80.9)	—	(80.9)
Dividends on Preferred Stock	—	—	—	(24.0)	—	(24.0)
Balance as of September 30, 2020	69.0	$0.7	$1,100.6	$694.3	$(34.7)	$1,760.9
Adoption of ASU 2016-13	—	—	—	(4.3)	—	(4.3)
Issuance of common stock, net of shares withheld for taxes	1.1	—	21.8	—	—	21.8
Stock-based compensation	—	—	22.6	—	—	22.6
Other comprehensive income (loss)	—	—	—	—	11.3	11.3
Net income (loss)	—	—	—	(45.5)	—	(45.5)
Dividends on Preferred Stock	—	—	—	(24.0)	—	(24.0)
Balance as of September 30, 2021	70.1	$0.7	$1,145.0	$620.5	$(23.4)	$1,742.8
Issuance of common stock, net of shares withheld for taxes	0.3	—	0.8	—	—	0.8
Stock-based compensation	—	—	2.8	—	—	2.8
Other comprehensive income (loss)	—	—	—	—	4.0	4.0
Net income (loss)	—	—	—	68.0	—	68.0
Dividends on Preferred Stock	—	—	—	(6.0)	—	(6.0)
Balance as of December 31, 2021	70.4	$0.7	$1,148.6	$682.5	$(19.4)	$1,812.4
Repurchase and retirement of common stock, net	(6.9)	(0.1)	—	(388.1)	—	(388.2)
Issuance of common stock, net of shares withheld for taxes	0.7	—	11.0	—	—	11.0
Stock-based compensation	—	—	27.6	—	—	27.6
Other comprehensive income (loss)	—	—	—	—	6.9	6.9
Net income (loss)	—	—	—	458.4	—	458.4
Dividends on Preferred Stock	—	—	—	(24.0)	—	(24.0)
Balance as of December 31, 2022	64.2	$0.6	$1,187.2	$728.8	$(12.5)	$1,904.1

1.Additional Paid-in Capital (“APIC”).
2.Accumulated Other Comprehensive Income (Loss) (“AOCI”).
See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Cash Flows1
(In millions)

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30,
			2021	2020
Operating Activities
Net income (loss)	$458.4	$68.0	$(45.5)	$(80.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	159.2	38.7	175.2	391.1
Stock-based compensation	27.6	2.8	22.6	17.2
Certain interest expense and other financing costs	5.2	1.3	8.7	11.5
Loss on debt extinguishment	—	—	60.2	14.7
Gain on sale of fixed assets and other	(4.1)	(1.6)	(3.8)	(3.5)
Deferred income taxes	30.1	1.6	(139.2)	(25.6)
Loss on sale of business[2]	—	22.3	360.6	—
338(h)(10) election refund	—	—	—	(5.1)
Changes in operating assets and liabilities:
Accounts receivable	(111.4)	137.6	(81.3)	78.4
Inventories	(117.7)	(89.1)	(225.0)	73.4
Prepaid expenses and other current assets	(36.3)	(26.2)	9.6	(73.6)
Accounts payable and accrued expenses	(15.2)	(102.6)	(56.0)	72.2
Other assets and liabilities	5.3	(3.2)	(8.1)	9.5
Net cash provided by (used in) operating activities	401.1	49.6	78.0	479.3
Investing Activities
Purchases of property and equipment	(90.1)	(23.3)	(66.5)	(48.5)
Acquisition of business, net	(309.2)	(89.0)	—	5.1
Proceeds from sale of business[2]	—	35.8	836.0	—
Proceeds from sale of assets	5.2	1.7	4.4	4.4
Investment in available for sale securities	(1.5)	—	—	—
Net cash provided by (used in) investing activities	(395.6)	(74.8)	773.9	(39.0)
Financing Activities
Borrowings under revolving lines of credit	2,781.3	—	252.3	2,038.0
Payments under revolving lines of credit	(2,520.6)	—	(509.3)	(1,870.0)
Borrowings under term loan	—	—	1,000.0	—
Payments under term loan	(10.0)	(2.5)	(948.3)	(9.7)
Borrowings under senior notes	—	—	350.0	300.0
Payment under senior notes	—	—	(1,300.0)	(309.6)
Payment of debt issuance costs	—	—	(20.3)	(4.3)
Payment of call premium	—	—	(31.7)	—
Payments under equipment financing facilities and finance leases	(12.1)	(1.4)	(6.5)	(8.6)
Repurchase and retirement of common stock, net	(388.1)	—	—	—
Payment of dividends on Preferred Stock	(24.0)	(6.0)	(24.0)	(24.0)
Proceeds from issuance of common stock related to equity awards	16.7	5.2	26.3	3.3
Payment of taxes related to net share settlement of equity awards	(5.7)	(4.4)	(4.5)	(2.9)
Net cash provided by (used in) financing activities	(162.5)	(9.1)	(1,216.0)	112.2
Effect of exchange rate changes on cash and cash equivalents	(1.1)	0.1	(0.5)	(0.2)
Net increase (decrease) in cash and cash equivalents	(158.1)	(34.2)	(364.6)	552.3
Cash and cash equivalents, beginning of period	225.8	260.0	624.6	72.3
Cash and cash equivalents, end of period	$67.7	$225.8	$260.0	$624.6
Supplemental Cash Flow Information
Operating cash flows provided by (used in) discontinued operations	$—	$—	$(28.2)	$84.9
Investing cash flows provided by (used in) discontinued operations	$—	$—	$(2.5)	$(7.5)
Cash paid during the period for:
Interest	$83.4	$22.2	$120.0	$130.3
Income taxes paid (received), net of refunds[3]	$157.1	$40.6	$85.2	$(5.4)

1.Unless otherwise noted, amounts include both continuing and discontinued operations.
2.See Note 4 for additional information.
3.Taxes paid in the year ended December 31, 2022 includes $18.6 million related to the transition period from October 1, 2021 to December 31, 2021. Taxes paid in the three months ended December 31, 2021 and year ended September 30, 2021 include $9.9 million and $63.3 million, respectively, related to the Interior Products divestiture.
See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Notes to Consolidated Financial Statements
1. Company Overview
Beacon Roofing Supply, Inc. (“Beacon” or the “Company”) was incorporated in the state of Delaware on August 22, 1997 and is the largest publicly traded distributor of roofing materials and complementary building products, such as siding and waterproofing, in North America.
On February 10, 2021, the Company completed the sale of its interior products and insulation businesses (“Interior Products”) to Foundation Building Materials Holding Company LLC (“FBM”), pursuant to that certain Equity Purchase Agreement, dated as of December 20, 2020 (the “Purchase Agreement”), by and between the Company and ASP Sailor Acquisition Corp. (“ASP”), for approximately $850 million in cash (subject to a working capital and certain other adjustments as set forth in the Purchase Agreement). On January 29, 2021, ASP assigned the Purchase Agreement to FBM. The final adjusted purchase price for Interior Products was $842.7 million. Unless otherwise noted, the Company has reflected Interior Products as discontinued operations for the three months ended December 31, 2021 and the years ended September 30, 2021 and 2020. For additional information, see Notes 2 and 4.
The Company operates its business primarily under the trade name “Beacon Building Products” and services customers in all 50 states throughout the U.S. and six provinces in Canada. The Company’s material subsidiaries are Beacon Sales Acquisition, Inc., Beacon Roofing Supply Canada Company, and SCE Waterproofing Holdings, Inc.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated. The Company has reflected Interior Products as discontinued operations for the three months ended December 31, 2021 and years ended September 30, 2021 and 2020. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to the Company’s continuing operations. Certain prior period amounts have been reclassified to conform to current period presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Significant items subject to such estimates include inventories, purchase price allocations, recoverability of goodwill and intangibles, and income taxes. Accordingly, actual amounts could differ materially from these estimates.
Fiscal Year
On August 11, 2021, the Company’s Board of Directors approved a change in its fiscal year end from September 30 to December 31. The Company’s 2022 fiscal year began on January 1, 2022 and ended on December 31, 2022. This change better aligns the Company’s financial reporting calendar with many of its industry peers and provides internal benefits by shifting the timing of the budgeting, physical inventory, and performance review cycles away from the Company’s busiest time of year.
The periods presented are the year ended December 31, 2022 (“2022”), the three months ended December 31, 2021 (the “Transition Period”), and the years ended September 30, 2021 (“Fiscal 2021”) and September 30, 2020 (“Fiscal 2020”). Each of the Company’s fiscal quarters ends on the last day of the calendar month.
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

Business Combinations
The Company records acquisitions resulting in the consolidation of a business using the acquisition method of accounting. Under this method, the Company records the assets acquired, including intangible assets that can be identified, and liabilities assumed based on their estimated fair values at the date of acquisition. The Company uses an income approach to determine the fair value of acquired intangible assets, specifically the multi-period excess earnings method for customer relationships and the relief from royalty method for trade names. Various Level 3 fair value assumptions are used in the determination of these estimated fair values, including items such as sales growth rates, cost synergies, customer attrition rates, discount rates, and other prospective financial information. The purchase price in excess of the fair value of the assets acquired and liabilities assumed is recorded as goodwill. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Management believes these estimates are based on reasonable assumptions, however they are inherently uncertain and unpredictable, therefore actual results may differ. Transaction costs associated with acquisitions are expensed as incurred and are included as a component of selling, general and administrative expense within the consolidated statements of operations.
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
Accounts Receivable
Accounts receivable are derived from unpaid invoiced amounts and are recorded at their net realizable value. The allowance for doubtful accounts is calculated based on actual historical write-offs and current economic factors and represents the Company’s best estimate of its credit exposure. Each month the Company reviews its receivables on a customer-by-customer basis and any balances that are deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s accounts receivable are primarily from customers in the building industry located in the United States and Canada, and no single customer represented at least 10% of the Company’s revenue during the year ended December 31, 2022 or accounts receivable as of December 31, 2022.
Concentrations of Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company maintains the majority of its cash and cash equivalents with one financial institution, which management believes to be financially sound and with minimal credit risk. The Company’s deposits typically exceed amounts guaranteed by the Federal Deposit Insurance Corporation.
Inventories (Including Vendor Rebates)
Inventories, consisting substantially of finished goods, are valued at the lower of cost or market (net realizable value). Cost is determined using the moving weighted-average cost method.
The Company’s arrangements with vendors typically provide for rebates after it makes a special purchase and/or monthly, quarterly, and/or annual rebates of a specified amount of consideration payable when a number of measures have been achieved. Annual rebates are generally related to a specified cumulative level of purchases on a calendar-year basis. The Company accounts for such rebates as a reduction of the inventory value until the product is sold, at which time such rebates reduce cost of products sold in the consolidated statements of operations. Throughout the year, the Company estimates the amount of the periodic rebates based upon the expected level of purchases. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels. Amounts due from vendors under these arrangements are included in “prepaid expenses and other current assets” in the accompanying consolidated balance sheets.
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

Asset Class	Estimated Useful Life
Buildings and improvements	40 years
Equipment	3 to 7 years
Furniture and fixtures	7 years
Software	3 to 5 years
Finance lease assets and leasehold improvements	Shorter of the estimated useful life or the term of the lease, considering renewal options expected to be exercised.
Goodwill and Intangible Assets
On an annual basis and at interim periods when circumstances require, the Company tests the recoverability of its goodwill and indefinite-lived intangible assets and reviews for indicators of impairment. Examples of such indicators include a significant change in the business climate, unexpected competition, loss of key personnel, or a decline in the Company’s market capitalization below the Company’s net book value.
The Company performs impairment assessments at the reporting unit level, which is defined as an operating segment or one level below an operating segment, also known as a component. The Company evaluates its components for aggregation by examining the distribution methods, sales mix, and operating results of each component to determine if these characteristics will be sustained over a long-term basis. For purposes of this evaluation, the Company expects its components to exhibit similar economic characteristics 3-5 years after events such as an acquisition within the Company’s core roofing business or management/business restructuring. Components that exhibit similar economic characteristics are subsequently aggregated into a single reporting unit. Based on the Company’s most recent impairment assessment performed as of August 31, 2022, it was determined that all of the Company’s components exhibited similar economic characteristics, and therefore should be aggregated into a single reporting unit (collectively, the “Reporting Unit”).
To test for the recoverability of goodwill and indefinite-lived intangible assets, the Company first performs a qualitative assessment based on economic, industry, and company-specific factors for all or selected reporting units to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill or indefinite-lived intangible asset is impaired. Based on the results of the qualitative assessment, two additional steps in the impairment assessment may be required. The first step would require a comparison of each reporting unit’s fair value to the respective carrying value. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss on a relative fair value basis, if any.
Based on the Company’s most recent impairment assessment performed as of August 31, 2022, the Company concluded that it was more likely than not that the fair value of the goodwill and indefinite-lived intangible assets exceeded their net carrying amount, therefore the quantitative two-step impairment test was not required. The Company’s total market capitalization exceeded carrying value by approximately 117% as of August 31, 2022. The Company did not identify any macroeconomic, industry conditions, or cost-related factors that would indicate it is more likely than not that the fair value of the reporting unit was less than its carrying value.
The Company amortizes certain identifiable intangible assets that have finite lives, currently consisting of customer relationships and trade names. Customer relationship assets are amortized on an accelerated basis based on the expected cash flows generated by the existing customers; and trade names are amortized on an accelerated basis over the term the Company expects to use the trade name. Amortizable intangible assets are tested for impairment, when deemed necessary, based on undiscounted cash flows and, if impaired, are written down to fair value based on either discounted cash flows or appraised values.
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
•Level 1: Observable inputs. Quoted prices in active markets for identical assets and liabilities;
•Level 2: Observable inputs other than the quoted price. Includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets and amounts derived from valuation models where all significant inputs are observable in active markets; and
•Level 3: Unobservable inputs. Includes amounts derived from valuation models where one or more significant inputs are unobservable and require the Company to develop relevant assumptions.
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification as of each reporting period.
Financial Derivatives
The Company enters into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-rate and floating-rate debt. The swap agreements are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. The Company’s derivative instruments are designated as cash flow hedges, for which the Company records changes in their fair value, net of tax, in other comprehensive income.
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
Leases
The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes and insurance. Certain of the leases provide for escalating rents over the lives of the leases, and rent expense is recognized over the terms of those leases on a straight-line basis. The real estate leases expire between 2023 and 2038.
In addition, the Company leases equipment such as trucks and forklifts. Equipment leases are accounted for as either operating or finance leases. The equipment leases expire between 2023 and 2032.
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
Stock-Based Compensation
The Company applies the fair value method to recognize compensation expense for stock-based awards. Using this method, for time-based awards the estimated grant-date fair value of the award is measured based on the fair value of the Company’s common stock on the grant date and is recognized on a straight-line basis over the requisite service period based on the portion of the award that is expected to vest. The Company estimates forfeitures at the time of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For awards with performance conditions, the Company accrues stock-based compensation over the service period if, and to the extent that, it is determined that achievement of the performance condition is probable. Market conditions are incorporated into the grant date fair value of stock-based awards with market conditions using a Monte Carlo valuation model. Compensation expense for stock-based awards with market conditions is recognized over the service period and is not reversed if the market condition is not met. If awards with market, performance and/or service conditions are forfeited due to failure to achieve performance conditions or failure to satisfy service conditions, any previously recognized expense for such awards is reversed.
The Company utilizes the Black-Scholes option pricing model to estimate the grant-date fair value of option awards. The exercise price of option awards is set to equal the estimated fair value of the common stock at the date of the grant. The following weighted-average assumptions are also used to calculate the estimated fair value of option awards:
•Expected volatility: The expected volatility of the Company’s shares is estimated using the historical stock price volatility over the most recent period commensurate with the estimated expected term of the awards.
•Expected term: For employee stock option awards, the Company determines the weighted average expected term equal to the weighted period between the vesting period and the contract life of all outstanding options.
•Dividend yield: The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero.
•Risk-free interest rate: The Company bases the risk-free interest rate on the implied yield available on a U.S. Treasury note with a term equal to the estimated expected term of the awards.
Foreign Currency Translation
The Company’s operations located outside of the United States where the local currency is the functional currency are translated into U.S. dollars using the current rate method. Results of operations are translated at the average rate of exchange for the period. Assets and liabilities are translated at the closing rates on the period end date. Gains and losses on translation of these accounts are accumulated and reported as a separate component of equity and other comprehensive income (loss). Gains and losses on foreign currency transactions are recognized in the consolidated statements of operations as a component of interest expense, financing costs and other.

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
Recent Accounting Pronouncements—Adopted
No recent accounting pronouncements were adopted by the Company during 2022 or the Transition Period.
Recent Accounting Pronouncements—Not Yet Adopted
In October 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations – Accounting for Contract Assets and Contact Liabilities from Contracts with Customers.” The guidance is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. The guidance requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606 as if they had originated the contracts, as opposed to at fair value on the acquisition date. The standard will be effective for business combinations that occur after January 1, 2023. The Company will adopt this standard on a prospective basis and does not expect the adoption of this guidance to have a material impact on its financial statements and related disclosures.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional practical expedients to ease the potential burden in accounting for contract modifications and hedge accounting related to reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and expedients may be elected over time, as reference rate activities occur through December 31, 2022. However, in December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” extending the sunset date under Topic 848 from December 31, 2022 to December 31, 2024 to align the temporary accounting relief guidance with the expected LIBOR cessation date of June 30, 2023. The Company will evaluate and disclose the impact of this guidance in the period of election, as well as the nature and reason for doing so.
3. Acquisitions
The following table presents the Company’s acquisitions between October 1, 2021 and December 31, 2022. The Company acquired 100% of the interests in each case. The Company has not provided pro forma results of operations for the transactions below, as the transactions individually and in the aggregate are not material to the Company. The results of operations for these transactions are included in the Company’s consolidated statements of operations from the date of the acquisition (dollars in millions):

Date Acquired	Company Name	Region	Branches	Goodwill Recognized[1]	Intangible Assets Acquired[1]
December 30, 2022	Whitney Building Products	Massachusetts	1	$1.7	$2.8
November 1, 2022	Coastal Construction Products	Florida, Illinois, Alabama, Georgia, Arkansas, Tennessee, North Carolina, Massachusetts	18	$131.3	$102.8
June 1, 2022	Complete Supply, Inc.	Illinois	1	$8.6	$4.6
April 29, 2022	Wichita Falls Builders Wholesale, Inc.	Texas	1	$0.4	$0.5
January 1, 2022	Crabtree Siding and Supply	Tennessee	1	$0.1	$0.1
November 1, 2021	Midway Sales & Distributing, Inc.	Kansas, Missouri, Nebraska	10	$28.8	$38.5

1.For Whitney Building Products and Coastal Construction Products, the measurement period is still open and amounts are based on provisional estimates of the fair value of assets acquired and liabilities assumed as of December 31, 2022.
Prior to the acquisitions, the acquired companies listed above produced aggregate annual sales of approximately $414 million. The total transaction costs incurred by the Company for these acquisitions for the year ended December 31, 2022 were $5.0 million. Of the $170.9 million of goodwill recognized for these acquisitions, $99.5 million is deductible for tax purposes.
Lowry’s
In connection with the May 1, 2017 acquisition of Lowry’s Inc., the Company recorded an indemnity holdback liability, which was remeasured to fair value at each reporting period until the contingency was resolved. During the first quarter of 2022, the contingency was resolved and the Company released the indemnity holdback liability, resulting in a gain of $0.9 million, which is included as a component of and reduction to selling, general and administrative expense within the consolidated statements of operations for the year ended December 31, 2022.
4. Divestitures
Solar Products
On December 1, 2021, the Company completed the divestiture of its solar products business (“Solar Products”) in order to focus on the Company’s core exteriors business. The Company recorded a loss on sale of $22.3 million for the three months ended December 31, 2021. The results of operations from Solar Products were included within income from continuing operations for the three months ended December 31, 2021 and years ended September 30, 2021 and 2020 and were not material to the Company’s overall results.
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

The following table reconciles major line items constituting pre-tax income (loss) from discontinued operations to net income (loss) from discontinued operations as presented in the consolidated statements of operations (in millions):

	Three Months Ended December 31, 2021	Year Ended September 30,
		2021	2020
Net sales	$—	$357.9	$1,027.2
Cost of products sold	—	(264.2)	(748.5)
Selling, general and administrative	(0.1)	(79.1)	(207.5)
Depreciation and amortization	—	(13.0)	(71.1)
Other income	—	0.1	0.5
Loss on sale	—	(360.6)	—
Pre-tax income (loss) from discontinued operations	(0.1)	(358.9)	0.6
Provision for (benefit from) income taxes	—	(92.2)	0.2
Net income (loss) from discontinued operations	$(0.1)	$(266.7)	$0.4
The loss on sale of $360.6 million for the year ended September 30, 2021 was calculated by comparing the purchase price (as adjusted) to the carrying value of the net assets of Interior Products as of February 10, 2021, the closing date of the sale. As Interior Products represented a component of the Company’s single reporting unit, the carrying value of the net assets of Interior Products included an allocation of $730.9 million of the Company’s consolidated goodwill balance. The Company allocated consolidated goodwill based on the relative fair value of the component, which was determined using the purchase price (as adjusted) of Interior Products and the market capitalization of the Company as of February 10, 2021. The net result of this allocation attributed a higher amount of goodwill than that which was directly associated with the Interior Products portion of the Allied Acquisition (as defined in Note 6), thereby having a significant influence on the loss on the Interior Products divestiture transaction. The loss on sale reflects the finalized transaction costs and net working capital adjustment.
There were no results from discontinued operations in the year ended December 31, 2022. There were no assets or liabilities held for sale as of December 31, 2022 or September 30, 2021.

5. Net Sales
The following table presents the Company’s net sales by line of business and geography for each period presented (in millions):

	U.S.	Canada	Total
Year Ended December 31, 2022
Residential roofing products	$4,138.1	$79.8	$4,217.9
Non-residential roofing products	2,285.7	178.6	2,464.3
Complementary building products	1,736.6	10.9	1,747.5
Total net sales	$8,160.4	$269.3	$8,429.7

Three Months Ended December 31, 2021
Residential roofing products	$904.3	$15.5	$919.8
Non-residential roofing products	413.9	35.5	449.4
Complementary building products	383.3	2.4	385.7
Total net sales	$1,701.5	$53.4	$1,754.9

Year Ended September 30, 2021
Residential roofing products	$3,443.4	$72.8	$3,516.2
Non-residential roofing products	1,551.7	137.1	1,688.8
Complementary building products	1,426.5	10.5	1,437.0
Total net sales	$6,421.6	$220.4	$6,642.0

Year Ended September 30, 2020
Residential roofing products	$3,023.0	$56.4	$3,079.4
Non-residential roofing products	1,504.6	112.2	1,616.8
Complementary building products	1,211.5	9.0	1,220.5
Total net sales	$5,739.1	$177.6	$5,916.7

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
The following table presents the components and calculations of basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30,
			2021	2020
Numerator:
Net income (loss) from continuing operations	$458.4	$68.1	$221.2	$(81.3)
Dividends on Preferred Stock	(24.0)	(6.0)	(24.0)	(24.0)
Undistributed income from continuing operations allocated to participating securities	(54.8)	(7.5)	—	—
Net income (loss) from continuing operations attributable to common stockholders – Basic	379.6	54.6	197.2	(105.3)
Add back: dividends on Preferred Stock[1]	—	—	24.0	—
Net income (loss) from continuing operations attributable to common stockholders – Diluted	379.6	54.6	221.2	(105.3)

Net income (loss) from discontinued operations attributable to common stockholders – Basic and Diluted	$—	$(0.1)	$(266.7)	$0.4
Net income (loss) attributable to common stockholders – Basic	$379.6	$54.5	$(69.5)	$(104.9)
Net income (loss) attributable to common stockholders – Diluted	$379.6	$54.5	$(45.5)	$(104.9)

Denominator:
Weighted-average common shares outstanding – Basic	67.1	70.3	69.7	68.8
Effect of common share equivalents	1.3	1.2	1.1	—
Effect of convertible Preferred Stock[1]	—	—	9.7	—
Weighted-average common shares outstanding – Diluted	68.4	71.5	80.5	68.8

Net income (loss) per share:
Basic – Continuing operations	$5.66	$0.78	$2.83	$(1.53)
Basic – Discontinued operations	—	—	(3.83)	0.01
Basic net income (loss) per share	$5.66	$0.78	$(1.00)	$(1.52)

Diluted – Continuing operations	$5.55	$0.76	$2.75	$(1.53)
Diluted – Discontinued operations	—	—	(3.32)	0.01
Diluted net income (loss) per share	$5.55	$0.76	$(0.57)	$(1.52)

1.The hypothetical conversion of the Preferred Stock became dilutive for the year ended September 30, 2021, primarily stemming from the significant income from continuing operations and offsetting loss from discontinued operations in Fiscal 2021, and their combined effect on the Company’s calculation of diluted net income (loss) per share.

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per share because the effect was either anti-dilutive or the requisite performance conditions were not met (in millions):

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30,
			2021	2020
Stock options	0.2	0.2	0.5	2.0
Restricted stock units	—	—	—	0.3
Preferred Stock	9.7	9.7	—	9.7
7. Stock-based Compensation
On December 23, 2019, the Board of Directors of the Company approved the Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan (the “2014 Plan”). On February 11, 2020, the stockholders of the Company approved an additional 4,850,000 shares to be reserved for issuance under the 2014 Plan. The 2014 Plan, which was originally approved by the stockholders on February 12, 2014, provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights to selected employees and non-employee directors. The 2014 Plan mandates that all shares underlying lapsed, forfeited, expired, terminated, cancelled and withheld awards, including those from the predecessor plan, be returned to the 2014 Plan and made available for issuance. As of December 31, 2022, there were 3,837,472 shares of common stock available for issuance pursuant to the 2014 Plan. The 2014 Plan is the only plan maintained by the Company pursuant to which equity awards are granted.
All unvested employee equity awards contain a “double trigger” change in control mechanism to the extent such employee equity award is continued or assumed after a change in control. If an award is not continued or assumed by a public company in an equitable manner, such award shall become vested immediately prior to a change in control (in the case of a restricted stock unit award with performance conditions at the then-calculable payout percentage for any completed annual performance periods and at 100% for any annual performance periods not yet calculable, and in the case of a restricted stock unit award with market conditions at 100% of the award then earned but not then vested). If an award is so continued or assumed, vesting will continue in accordance with the terms of the award, unless there is a qualifying termination within one year following the change in control, in which event the award shall immediately become vested (in the case of a restricted stock unit award with performance conditions at the then-calculable payout percentage for any completed annual performance periods and at 100% for any annual performance periods yet calculable, and in the case of a restricted stock unit award with market conditions at 100% of the award then earned but not then vested).
Stock Options
Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in three annual installments over the three-year period following the grant date.
The fair values of the options granted for the periods presented were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31, 2022	Year Ended September 30,
		2021	2020
Risk-free interest rate	1.93%	0.44%	1.61%
Expected volatility	48.89%	48.15%	34.26%
Expected life (in years)	5.14	5.36	5.26
Dividend yield	—	—	—
Due to the Company’s change in its fiscal year end, the Company did not make annual grants to employees during the three months ended December 31, 2021.

The following table summarizes all stock option activity for the periods presented (in millions, except per share amounts and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of September 30, 2021	1.8	$34.88	5.8	$24.9
Exercised	(0.2)	$32.14
Canceled/Forfeited	(0.0)	$28.85
Expired	(0.0)	$18.72
Balance as of December 31, 2021	1.6	$35.25	5.8	$36.2
Granted	0.2	$58.99
Exercised	(0.5)	$35.53
Canceled/Forfeited	(0.0)	$43.02
Expired	(0.0)	$30.15
Balance as of December 31, 2022	1.3	$38.73	6.0	$20.7
Vested and expected to vest after December 31, 2022	1.3	$38.53	6.0	$20.7
Exercisable as of December 31, 2022	1.0	$35.33	5.2	$18.8

1.Aggregate intrinsic value represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.
During the year ended December 31, 2022, three months ended December 31, 2021, and years ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense related to stock options of $3.9 million, $0.6 million, $4.4 million, and $4.1 million, respectively. As of December 31, 2022, there was $4.7 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years.
The following table summarizes additional information on stock options for the periods presented (in millions, except per share amounts):

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30,
			2021	2020
Weighted-average fair value per share of stock options granted	$26.50	$—	$15.62	$10.35
Total grant date fair value of stock options vested	$2.7	$3.7	$5.6	$4.3
Total intrinsic value of stock options exercised	$11.5	$4.1	$15.7	$2.1
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
The following table summarizes all RSU activity for the periods presented (in millions, except grant date fair value amounts):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of September 30, 2021	1.0	$33.76
Granted	0.0	$52.43
Released	(0.2)	$28.97
Canceled/Forfeited	(0.1)	$28.94
Balance as of December 31, 2021	0.7	$35.99
Granted	0.8	$50.63
Performance awards[1]	0.0	$33.47
Released[1]	(0.3)	$33.69
Canceled/Forfeited	(0.0)	$43.96
Balance as of December 31, 2022	1.2	$45.60
Vested and expected to vest after December 31, 2022[2]	1.3	$44.75

1.Includes additional restricted stock units that vested and were released as a result of the satisfaction of a performance vesting condition.
2.As of December 31, 2022, certain outstanding awards with performance conditions were expected to vest at greater than 100% of their original grant amount.
The above table represents regular annual RSU awards granted during the year ended December 31, 2022, as well as special grants made in connection with the Company’s Ambition 2025 strategic plan to approximately 130 employees, consisting of the Company’s executive officers (other than the Chief Executive Officer who is not eligible for the program), other members of senior management, and key operations and sales leaders. A total of 0.5 million RSUs with market conditions were awarded. The latter awards were granted in order to align executives and managers at various levels of the Company with the initiatives implemented to achieve the Company’s long-term stockholder return goals set forth in the Ambition 2025 strategic plan.
During the year ended December 31, 2022, three months ended December 31, 2021, and years ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense related to RSUs of $23.7 million, $2.2 million, $14.0 million, and $11.9 million, respectively. As of December 31, 2022, there was $28.3 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years.
The following table summarizes additional information on RSUs for the period presented (in millions, except per share amounts):

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30,
			2021	2020
Weighted-average fair value per share of RSUs granted	$50.63	$52.43	$38.18	$31.81
Total grant date fair value of RSUs vested	$9.6	$7.0	$16.5	$14.4
Total intrinsic value of RSUs released	$17.4	$14.5	$15.2	$9.8
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
On March 10, 2022, pursuant to the Repurchase Program, the Company entered into a Variable Tenor ASR Master Agreement (the “ASR Master Agreement”) and Supplemental Confirmation (collectively, the “March 2022 ASR Agreement”) with Citibank, N.A. (“Citi”) to repurchase $125.0 million of its common stock. Under the terms of the March 2022 ASR Agreement, the Company paid $125.0 million to Citi and received an initial share delivery of 1,689,189 shares of its common stock, representing 80% of the then-expected share repurchases under the March 2022 ASR Agreement, based on the closing price of the Company’s common stock of $59.20 on March 11, 2022. On June 13, 2022, the Company completed the March 2022 ASR Agreement and received an additional 406,200 shares of the Company’s common stock. In total, 2,095,389 shares of the Company’s common stock were delivered under the March 2022 ASR Agreement at an average price of $59.65 per share, which represents the daily volume-weighted average price of the Company’s common stock during the term of the March 2022 ASR Agreement, less a discount and adjustments pursuant to the terms of the March 2022 ASR Agreement.
On June 13, 2022, the Company entered into an additional Supplemental Confirmation (together with the ASR Master Agreement, the “June 2022 ASR Agreement”) with Citi to repurchase an additional $250.0 million of its common stock. Under the terms of the June 2022 ASR Agreement, the Company paid $250.0 million to Citi and received an initial share delivery of 3,480,077 shares of its common stock, representing 80% of the then-expected share repurchases under the June 2022 ASR Agreement, based on the closing price of the Company’s common stock of $57.47 on June 13, 2022. On December 21, 2022, the Company completed the June 2022 ASR Agreement and received an additional 1,051,478 shares of its common stock. In total, 4,531,555 shares of the Company’s common stock were delivered under the June 2022 ASR Agreement at an average price of $55.17 per share, which represents the daily volume-weighted average price of the Company’s common stock during the term of the June 2022 ASR Agreement, less a discount and adjustments pursuant to the terms of the June 2022 ASR Agreement.
During the year ended December 31, 2022, the Company also repurchased on the open market 221,658 shares of its common stock at an average price of $57.98 per share for an aggregate purchase price of $12.9 million.
During the year ended December 31, 2022, the Company incurred costs directly attributable to the Repurchase Program of approximately $0.3 million. As of December 31, 2022, the Company had approximately $112.1 million available for repurchases remaining under the Repurchase Program.
There were no share repurchases during the three months ended December 31, 2021 or years ended September 30, 2021 and 2020.
9. Prepaid Expenses and Other Current Assets
The following table summarizes the significant components of prepaid expenses and other current assets (in millions):

	December 31,	September 30,
	2022	2021

Vendor rebates	$335.9	$289.5
Other	81.9	56.4
Total prepaid expenses and other current assets	$417.8	$345.9

10. Property and Equipment
The following table provides a detailed breakout of property and equipment, by type (in millions):

	December 31,	September 30,
	2022	2021

Land and buildings	$103.6	$85.9
Equipment	449.4	410.6
Furniture and fixtures	58.3	50.9
Software	18.4	8.0
Finance lease assets	99.8	29.0
Fixed assets in progress	30.1	6.7
Total property and equipment	759.6	591.1
Accumulated depreciation	(422.6)	(354.5)
Total property and equipment, net	$337.0	$236.6
Depreciation expense for the year ended December 31, 2022, three months ended December 31, 2021, and years ended September 30, 2021 and 2020 was $75.1 million, $16.5 million, $58.9 million, and $58.1 million, respectively.
11. Goodwill and Intangible Assets
Goodwill
The following table sets forth the changes in the carrying amount of goodwill for the periods presented (in millions):

Balance as of September 30, 2020	$1,756.1
Translation and other adjustments	4.8
Balance as of September 30, 2021	1,760.9
Acquisition of Midway	30.0
Divestiture of Solar Products	(13.6)
Translation and other adjustments	0.1
Balance as of December 31, 2021	1,777.4
Acquisitions	140.9
Translation and other adjustments	(2.0)
Balance as of December 31, 2022	$1,916.3
The changes in the carrying amount of goodwill for the year ended December 31, 2022 were driven primarily by the Company’s recent acquisitions. See Note 3 for additional information.

Intangible Assets
The intangible asset lives range from 2 to 20 years. The following table summarizes intangible assets by category (in millions, except time periods):

	December 31,	September 30,	Weighted-Average Remaining Life[1]
	2022	2021	(Years)

Amortizable intangible assets:
Customer relationships	$1,198.1	$1,076.2	15.9
Trademarks	4.5	—	1.8
Non-compete agreements	—	0.2	0.0
Total amortizable intangible assets	1,202.6	1,076.4	15.7
Accumulated amortization	(764.7)	(671.4)
Total amortizable intangible assets, net	437.9	405.0
Indefinite-lived trademarks	9.8	9.8
Total intangibles, net	$447.7	$414.8

1.As of December 31, 2022.
In the second quarter of fiscal year 2020, in connection with the Company’s rebranding efforts, the Company incurred non-cash accelerated intangible asset amortization of $142.6 million related to the write-off of certain trade names, primarily Allied (exterior products only), Roofing Supply Group and JGA. The Company used an income approach, specifically the relief from royalty method, to determine the fair value of remaining indefinite-lived trademarks. Various Level 3 fair value assumptions were used in the determination of the estimated fair value, including items such as sales growth rates, royalty rates, discount rates, and other prospective financial information.
Amortization expense relating to the above-listed intangible assets for the year ended December 31, 2022, three months ended December 31, 2021, and years ended September 30, 2021 and 2020 was $84.1 million, $22.2 million, $103.3 million, and $261.9 million, respectively.
The following table summarizes the estimated future amortization expense for intangible assets (in millions):

Year Ending December 31,
2023	$82.5
2024	67.8
2025	55.0
2026	46.6
2027	37.9
Thereafter	148.1
Total future amortization expense	$437.9

12. Financing Arrangements
The following table summarizes all outstanding debt (presented net of unamortized debt issuance costs) and other financing arrangements (in millions):

	December 31,	September 30,
	2022	2021
Revolving Lines of Credit
2026 ABL:
2026 U.S. Revolver[1]	$254.9	$—
2026 Canada Revolver	—	—
Borrowings under revolving lines of credit, net	$254.9	$—

Long-term Debt, net
Term Loan:
2028 Term Loan[2]	$972.2	$981.7
Current portion	(10.0)	(10.0)
Long-term borrowings under term loan	962.2	971.7
Senior Notes:
2026 Senior Notes[3]	297.4	296.6
2029 Senior Notes[4]	346.8	346.2
Long-term borrowings under senior notes	644.2	642.8
Long-term debt, net	$1,606.4	$1,614.5

1.Effective rate on borrowings of 5.45% as of December 31, 2022.
2.Interest rate of 6.32% and 2.33% as of December 31, 2022 and September 30, 2021, respectively.
3.Interest rate of 4.50% for all periods presented.
4.Interest rate of 4.125% for all periods presented.
2021 Debt Refinancing
In May 2021, the Company entered into various financing arrangements to refinance certain debt instruments to take advantage of lower market interest rates for the Company’s fixed rate indebtedness and to extend maturities (the “2021 Debt Refinancing”). The transactions included a new $350.0 million issuance of senior notes (the “2029 Senior Notes”). In addition, the Company entered into a second amended and restated credit agreement for its $1.30 billion asset-based revolving line of credit (the “2026 ABL”), and an amended and restated term loan credit agreement for a term loan of $1.00 billion (the “2028 Term Loan”), which together are defined as the “New Senior Secured Credit Facilities.”
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
The financing arrangements entered into in connection with the 2021 Debt Refinancing had certain lenders who also participated in previous financing arrangements entered into by the Company; therefore, portions of the transactions were accounted for as either debt extinguishments or debt modifications. The Company recognized a loss on debt extinguishment for the year ended September 30, 2021 totaling $60.2 million. In addition, the Company capitalized debt issuance costs totaling $29.0 million related to the 2029 Senior Notes, 2026 ABL and 2028 Term Loan, which are being amortized over the terms of the financing arrangements.
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
As of December 31, 2022, the outstanding balance on the 2029 Senior Notes, net of $3.2 million of unamortized debt issuance costs, was $346.8 million.
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
The 2026 ABL contains a springing financial covenant that requires a minimum 1.00 : 1.00 Fixed Charge Coverage Ratio (consolidated EBITDA less capital expenditures to fixed charges, each as defined in the 2026 ABL credit agreement) as of the end of each fiscal quarter (in each case, calculated on a trailing four fiscal quarter basis). The covenant would become operative if the Company failed to maintain a specified minimum amount of availability to borrow under the 2026 ABL, which was not applicable to the Company as of December 31, 2022.
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
As of December 31, 2022, the outstanding balance on the 2026 ABL, net of $5.6 million of unamortized debt issuance costs, was $254.9 million. The Company also had outstanding standby letters of credit related to the 2026 U.S. Revolver in the amount of $15.7 million as of December 31, 2022.
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
As of December 31, 2022, the outstanding balance on the 2028 Term Loan, net of $12.8 million of unamortized debt issuance costs, was $972.2 million.
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
As of December 31, 2022, the outstanding balance on the 2026 Senior Notes, net of $2.6 million of unamortized debt issuance costs, was $297.4 million.

Other Information
The following table presents annual principal payments for all outstanding financing arrangements for each of the next five years and thereafter (in millions):

Year Ending December 31,	2026 ABL	2028 Term Loan	Senior Notes[1]	Total
2023	$—	$10.0	$—	$10.0
2024	—	10.0	—	10.0
2025	—	10.0	—	10.0
2026	260.5	10.0	300.0	570.5
2027	—	10.0	—	10.0
Thereafter	—	935.0	350.0	1,285.0
Total debt	260.5	985.0	650.0	1,895.5
Unamortized debt issuance costs	(5.6)	(12.8)	(5.8)	(24.2)
Total debt, net	$254.9	$972.2	$644.2	$1,871.3

1.Represent principal amounts for 2026 Senior Notes and 2029 Senior Notes.
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
13. Leases
The following table summarizes components of lease costs recognized in the consolidated statements of operations (in millions; amounts include both continuing and discontinued operations):

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30,
			2021	2020
Operating lease costs	$112.7	$27.3	$106.1	$104.5
Finance lease costs:
Amortization of right-of-use assets	13.3	2.0	5.2	4.4
Interest on lease obligations	2.6	0.3	0.5	0.1
Variable lease costs	9.4	2.1	9.2	8.6
Total lease costs	$138.0	$31.7	$121.0	$117.6
The following table presents supplemental cash flow information related to the Company’s leases (in millions):

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30,
			2021	2020
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$105.0	$26.2	$106.3	$118.7
Operating cash flows from finance leases	$2.4	$0.2	$0.5	$0.2
Financing cash flows from finance leases	$12.1	$1.5	$4.0	$4.3
Right-of-use assets obtained in exchange for new finance lease liabilities	$62.8	$6.3	$29.1	$6.2
Right-of-use assets obtained in exchange for new operating lease liabilities	$66.2	$10.8	$55.4	$26.0

As of December 31, 2022, the Company’s operating leases had a weighted-average remaining lease term of 6.2 years and a weighted-average discount rate of 4.49%, and the Company’s finance leases had a weighted-average remaining lease term of 5.0 years and a weighted-average discount rate of 5.01%.
The following table summarizes future lease payments as of December 31, 2022 (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2023	$113.4	$19.8
2024	101.9	19.6
2025	83.0	19.4
2026	69.7	17.8
2027	53.7	12.8
Thereafter	127.4	4.4
Total future lease payments	549.1	93.8
Imputed interest	(72.5)	(10.7)
Total lease liabilities	$476.6	$83.1
14. Commitments and Contingencies
The Company is subject to loss contingencies pursuant to various federal, state and local environmental laws and regulations; however, the Company is not aware of any reasonably possible losses that would have a material impact on its results of operations, financial position, or liquidity. Potential environmental loss contingencies include possible obligations to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical or other substances by the Company or by other parties. Historically, environmental liabilities have not had a material impact on the Company’s results of operations, financial position or liquidity.
The Company is subject to litigation and governmental investigations from time to time in the ordinary course of business; however, the Company does not expect the results, if any, to have a material adverse impact on its results of operations, financial position or liquidity. The Company accrues a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The Company also considers whether an insurance recovery receivable is applicable and appropriate based on the specific legal claim. The actual costs of resolving legal claims and governmental investigations may be substantially higher or lower than the amounts accrued for those activities.
In December 2018, a Company vehicle was involved in an accident that resulted in a fatality. The estate of the decedent and two bystanders filed a lawsuit in October 2019 in the Fourth Judicial District Court for Utah County, Provo Division, against the driver and the Company. Trial was held in late August 2022; the jury determined that the truck driver was not liable for the accident. Because the driver was found not liable, applicable law provided that the Company could not be held liable. As a result, there is not a probable loss with respect to this matter, and the Company has not accrued any amounts within its financial statements as of December 31, 2022. The plaintiffs have filed post-trial motions seeking a mistrial and new trial. Any potential loss in regard to this matter is not reasonably estimable. In August 2022 an employee of the Company was involved in a fatal worksite accident. The accident is currently being investigated by California’s Division of Occupational Safety and Health. The Company anticipates that any statutory benefits to be paid as a result of the accident will be through workers’ compensation insurance, subject to the Company’s self-insured retention. There is not a probable or reasonably estimable loss beyond statutory workers’ compensation amounts with respect to this accident.
15. Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is composed of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity.

The following table summarizes the components of, and changes in, AOCI (in millions):

	Foreign Currency Translation	Derivative Financial Instruments	AOCI
Balance as of September 30, 2019	$(19.0)	$(1.6)	$(20.6)
Other comprehensive income (loss) before reclassifications	(0.7)	(13.4)	(14.1)
Reclassifications out of other comprehensive income (loss)	—	—	—
Balance as of September 30, 2020	$(19.7)	$(15.0)	$(34.7)
Other comprehensive income (loss) before reclassifications	4.0	7.3	11.3
Reclassifications out of other comprehensive income (loss)	—	—	—
Balance as of September 30, 2021	$(15.7)	$(7.7)	$(23.4)
Other comprehensive income (loss) before reclassifications	$0.4	$3.6	$4.0
Reclassifications out of other comprehensive income (loss)	$—	$—	$—
Balance as of December 31, 2021	$(15.3)	$(4.1)	$(19.4)
Other comprehensive income (loss) before reclassifications	(6.9)	13.8	6.9
Reclassifications out of other comprehensive income (loss)	—	—	—
Balance as of December 31, 2022	$(22.2)	$9.7	$(12.5)
Gains (losses) on derivative instruments are recognized in the consolidated statements of operations in interest expense, financing costs and other.
16. Income Taxes
The Company recorded a provision for (benefit from) income taxes of $161.3 million, $20.9 million, $77.3 million and $(27.0) million for the year ended December 31, 2022, three months ended December 31, 2021, and years ended September 30, 2021 and 2020, respectively.
The following table summarizes the components of the income tax provision (benefit) (in millions):

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30,
			2021	2020
Current:
Federal	$91.5	$14.1	$28.4	$(1.5)
Foreign	7.2	0.9	3.6	1.4
State	32.6	4.7	13.3	0.5
Total current taxes	131.3	19.7	45.3	0.4

Deferred:
Federal	25.5	0.9	27.6	(21.0)
Foreign	(0.6)	—	0.1	0.2
State	5.1	0.3	4.3	(6.6)
Total deferred taxes	30.0	1.2	32.0	(27.4)

Provision for (benefit from) income taxes	$161.3	$20.9	$77.3	$(27.0)

The following table is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the periods presented:

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30,
			2021	2020
U.S. federal income taxes at statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.8%	4.3%	4.6%	4.1%
Share-based payments[1]	(0.4)%	(2.2)%	(0.3)%	(0.5)%
Deferred tax asset/liability remeasurement[2]	—%	—%	—%	0.6%
Non-deductible meals and entertainment	0.2%	0.2%	0.2%	(0.8)%
Other	0.4%	0.2%	0.4%	0.5%
Effective tax rate	26.0%	23.5%	25.9%	24.9%

1.Share-based payments had a more significant impact in the Transition Period due to the short period and timing of exercise.
2. 2020 includes the impact of carryback of NOLs to 2016 tax year and realization of 35% statutory rate.
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

	December 31,	September 30,
	2022	2021
Deferred tax assets:
Deferred compensation	$10.3	$9.0
Allowance for doubtful accounts	6.5	5.6
Accrued vacation and other	9.3	15.1
Inventory valuation	19.2	15.0
Tax loss carryforwards[1]	0.8	0.8
Unrealized (gain) loss on financial derivatives	(3.1)	2.4
Lease liability	119.8	100.7
Excess tax over book depreciation and amortization	—	15.4
Total deferred tax assets	162.8	164.0

Deferred tax liabilities:
Excess book over tax depreciation and amortization[2]	(39.4)	—
Lease right-of-use asset	(113.7)	(100.2)
Total deferred tax liabilities	(153.1)	(100.2)

Net deferred income tax assets (liabilities)	$9.7	$63.8

1.Composed of state net operating loss carryforwards and foreign tax credits.
2.Change from deferred tax asset to deferred tax liability is due to accelerated tax depreciation, tax deductible goodwill and intangibles, and recording of deferred tax liability from Coastal acquisition.
The Company acquired $135.3 million of federal and state net operating loss carryforwards (“NOLs”) as part of its acquisition of Roofing Supply Group, LLC in fiscal year 2016. The Company has $0.7 million in state NOLs remaining as of December 31, 2022.
The Company’s non-domestic subsidiary, Beacon Roofing Supply Canada Company (“BRSCC”), is treated as a controlled foreign corporation. BRSCC’s taxable income, which reflects all of the Company’s Canadian operations, is being taxed only in Canada and would generally be taxed in the United States only upon an actual or deemed distribution. The Company expects that BRSCC’s earnings will be indefinitely reinvested for the foreseeable future; therefore, no United States deferred tax asset or liability for the differences between the book basis and the tax basis of BRSCC has been recorded as of December 31, 2022. Under the Tax Cuts and Jobs Act enacted in December 2017, future distributions from foreign subsidiaries will generally be subject to a federal dividends received deduction in the U.S. Should the earnings be remitted as dividends, the Company may be subject to additional foreign withholding and state income taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.
As of December 31, 2022, the Company’s goodwill balance on its consolidated balance sheet was $1.92 billion, of which there remains an amortizable tax basis of $1.12 billion for income tax purposes.
As of December 31, 2022, there were no uncertain tax positions which, if recognized, would affect the Company’s effective tax rate. The Company’s accounting policy is to recognize any interest and penalties related to income tax matters in income tax expense in the consolidated statements of operations.
The Company has operations in 50 U.S. states and six provinces in Canada. The Company is currently under audit in certain state and local jurisdictions for various years. These audits may involve complex issues, which may require an extended period of time to resolve. Additional taxes are reasonably possible; however, the amounts cannot be estimated at this time or would not be significant. The Company is no longer subject to U.S. federal income tax examinations for any fiscal years ended on or before September 30, 2018. For the majority of states, the Company is also no longer subject to tax examinations for any fiscal years ended on or before September 30, 2018. In Canada, the Company is no longer subject to federal or provincial tax examinations for any fiscal years ended on or before September 30, 2018.
17. Geographic Data
The following table summarizes certain geographic information for the periods presented (in millions):

	December 31,	September 30,
	2022	2021
Long-lived assets:
U.S.	$770.6	$641.3
Canada	11.8	10.1
Total long-lived assets	$782.4	$651.4
18. Allowance for Doubtful Accounts
The following table summarizes changes in the valuation of the allowance for doubtful accounts for each balance sheet period presented (in millions):

	Year Ended December 31,	Year Ended September 30,
	2022	2021
Beginning Balance	$16.1	$17.9
Charged to Operations	14.2	9.7
Write-offs	(13.1)	(11.3)
Ending Balance	$17.2	$16.3
19. Fair Value Measurement
As of December 31, 2022, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).
As of December 31, 2022, based upon recent trading prices (Level 2), the fair value of the Company’s $300.0 million 2026 Senior Notes was $281.6 million and the fair value of the $350.0 million 2029 Senior Notes was $293.1 million.

As of December 31, 2022, the fair value of the Company’s term loan and revolving lines of credit approximated the amount outstanding. The Company estimates the fair value of its term loan and revolving lines of credit by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).
20. Employee Benefit Plans
The Company maintains defined contribution plans covering non-union employees of the Company who have 90 days of service and are at least 21 years old. Employees covered by a collective bargaining agreement are generally excluded from participation. All employees who are non-resident aliens are also excluded from participation. An eligible employee may elect to make a before-tax contribution of between 1% and 100% of his or her compensation through payroll deductions, not to exceed the annual limit set by law. The Company currently matches the first 50% of participant contributions limited to 6% of a participant’s gross compensation (maximum Company match is 3%). The combined total expense for this plan and a similar plan for Canadian employees for the year ended December 31, 2022, three months ended December 31, 2021, and years ended September 30, 2021 and 2020 was $13.4 million, $4.5 million, $12.4 million, and $12.1 million, respectively.
The Company also participates in multi-employer defined benefit plans for which it is not the sponsor. The aggregated expense for these plans for the year ended December 31, 2022, three months ended December 31, 2021, and years ended September 30, 2021 and 2020 was $3.7 million, $0.4 million, $2.1 million, and $2.5 million, respectively. Withdrawal from participation in one of these plans requires the Company to make a lump-sum contribution to the plan, and the Company’s withdrawal liability depends on the extent of the plan’s funding of vested benefits, among other factors.
21. Financial Derivatives
The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings.
On September 11, 2019, the Company entered into two interest rate swap agreements to manage the interest rate risk associated with the variable rate on the Company’s previous term loan. Each swap agreement has a notional amount of $250.0 million. As part of the 2021 Debt Refinancing, Beacon refinanced its previous term loan, resulting in the issuance of the 2028 Term Loan; the two interest rate swaps were designed and executed such that they continue to hedge against a total notional amount of $500.0 million related to the refinanced 2028 Term Loan. One agreement (the “5-year swap”) will expire on August 30, 2024 and swaps the thirty-day LIBOR with a fixed-rate of 1.49%. The second agreement (the “3-year swap”) expired on August 30, 2022 and swapped the thirty-day LIBOR with a fixed-rate of 1.50%. At the inception of the swap agreements, the Company determined that both swaps qualified for cash flow hedge accounting under ASC 815. Therefore, changes in the fair value of the swaps, net of taxes, will be recognized in other comprehensive income each period, then reclassified into the consolidated statements of operations as a component of interest expense, financing costs and other in the period in which the hedged transaction affects earnings.
The effectiveness of the outstanding 5-year swap will be assessed qualitatively by the Company during the life of the hedge by (i) comparing the current terms of the hedge with the related hedged debt to assure they continue to coincide and (ii) through an evaluation of the ability of the counterparty to the hedge to honor its obligations under the hedge. The Company performed a qualitative analysis as of December 31, 2022 and concluded that the outstanding 5-year swap continues to meet the requirements under ASC 815 to qualify for cash flow hedge accounting. As of December 31, 2022, the fair value of the 5‑year swap, net of tax, was $9.7 million in favor of the Company.
The Company records any differences paid or received on its interest rate hedges to interest expense, financing costs and other within the consolidated statements of operations. The following table summarizes the combined fair values, net of tax, of the interest rate derivative instruments (in millions):

		Net Assets (Liabilities) as of
		December 31,	September 30,
Instrument	Fair Value Hierarchy	2022	2021
Designated interest rate swaps[1]	Level 2	$9.7	$(7.7)

1.Assets are included in the consolidated balance sheets in prepaid expenses and other current assets, while liabilities are included in accrued expenses.

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
The following table summarizes the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (in millions):

	Year Ended December 31, 2022	Three Months Ended December 31, 2021	Year Ended September 30,
Instrument			2021	2020
Designated interest rate swaps	$13.8	$3.6	$7.3	$(13.4)
22. Subsequent Events
On February 24, 2022, the Company announced a program to repurchase up to $500.0 million of its common stock. As of December 31, 2022, the Company had approximately $112.1 million of the original authorization remaining to repurchase shares. On February 23, 2023, the Company announced that its Board has authorized and approved an increase of the program by approximately $387.9 million, permitting future share repurchases of $500.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
1. Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2022. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were (1) designed to ensure that material information relating to Beacon Roofing Supply, Inc., including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) designed to be effective, and were effective, in that they provide reasonable assurance of achieving their objectives, including that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.
The scope of management’s assessment of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022 includes all of our consolidated operations except for those disclosure controls and procedures of Coastal Construction Products that are subsumed by internal controls over financial reporting.
2. Internal Control over Financial Reporting
(a) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
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
On November 1, 2022 we completed our acquisition of Coastal Construction Products (“Coastal”). In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, management excluded the business that we acquired in the Coastal acquisition from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. The business that we acquired in the Coastal acquisition represented approximately 5% of the Company’s total assets as of December 31, 2022 and 0.5% of the Company’s consolidated net sales for the year ended December 31, 2022.
Aside from the aforementioned Coastal exclusion, our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2022, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our assessment, we believe that, as of December 31, 2022, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.
Our Independent Registered Public Accounting Firm has issued a report on our internal control over financial reporting. This report appears below.

(b) Attestation Report of the Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors of
Beacon Roofing Supply, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Beacon Roofing Supply, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Beacon Roofing Supply, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Coastal Construction Products (acquired on November 1, 2022), which is included in the 2022 financial statements of the Company and constituted approximately 5% of total assets as of December 31, 2022 and 0.5% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Coastal Construction Products.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Beacon Roofing Supply, Inc. as of December 31, 2022 and September 30, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2022, the three months ended December 31, 2021, and each of the two years in the period ended September 30, 2021, and the related notes and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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
February 24, 2023

(c) Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report:
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2022 and September 30, 2021
•Consolidated Statements of Operations for the year ended December 31, 2022, three months ended December 31, 2021, and years ended September 30, 2021 and 2020
•Consolidated Statements of Comprehensive Income for the year ended December 31, 2022, three months ended December 31, 2021, and years ended September 30, 2021 and 2020
•Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2022, three months ended December 31, 2021, and years ended September 30, 2021 and 2020
•Consolidated Statements of Cash Flows for the year ended December 31, 2022, three months ended December 31, 2021, and years ended September 30, 2021 and 2020
•Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
Financial statement schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.
(3) Exhibits
INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated as of August 24, 2017, by and among Beacon Roofing Supply, Inc., as Buyer, Oldcastle, Inc., as Parent, and Oldcastle Distribution, Inc., as Seller.	8-K	2.1	August 24, 2017
2.2	Equity Purchase Agreement, dated as of December 20, 2020, by and between Beacon Roofing Supply, Inc. and ASP Sailor Acquisition Corp.	8-K	2.1	December 21, 2020
3.1	Second Amended and Restated Certificate of Incorporation of Beacon Roofing Supply, Inc.	10-K	3.1	December 23, 2004
3.2	By-Laws of Beacon Roofing Supply, Inc. (effective August 11, 2021).	8-K	3.1	August 17, 2021
3.3	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Participating Preferred Stock of Beacon Roofing Supply, Inc.	8-K	3.1	January 5, 2018
4.1	Description of Common Stock	10-K	4.1	November 26, 2019
4.2	Indenture, dated as of October 9, 2019, by and among Beacon Roofing Supply, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent.	8-K	4.1	October 9, 2019
4.3	Form of 4.500% Senior Secured Notes due 2026 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.2).	8-K	4.2	October 9, 2019
4.4	Indenture, dated as of May 10, 2021, by and among Beacon Roofing Supply, Inc., the subsidiary guarantor party thereto, and U.S. Bank National Association, as trustee.	8-K	4.1	May 10, 2021
4.5	Form of 4.125% Senior Notes due 2029 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.4).	8-K	4.2	May 10, 2021

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date
10.1	Amended and Restated Term Loan Credit Agreement, dated May 19, 2021, by and among Beacon Roofing Supply, Inc., as borrower, Citibank, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto.	8-K	10.1	May 21, 2021
10.2	Second Amended and Restated Credit Agreement, dated May 19, 2021, by and among Beacon Roofing Supply, Inc., as a guarantor, certain subsidiaries of Beacon Roofing Supply, Inc. party thereto as borrowers, and lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders.	8-K	10.2	May 21, 2021
10.3	Investment Agreement, dated as of August 24, 2017, by and among Beacon Roofing Supply, Inc., CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for purposes of Sections 4.13 and 4.14 thereof), including the form of Certificate of Designations and Registration Rights Agreement attached as Exhibits A and B thereto, respectively.	8-K	10.1	August 24, 2017
10.4	Letter Agreement, dated as of November 20, 2018, by and among Beacon Roofing Supply, Inc., CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for the purposes described therein)	8-K	10.1	November 21, 2018
10.5	Letter Agreement, dated February 13, 2019, by and among Beacon Roofing Supply, Inc., CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for the purposes described therein)	10-Q	10.1	May 8, 2019
10.6	Registration Rights Agreement, dated as of January 2, 2018, by and between Beacon Roofing Supply, Inc. and CD&R Boulder Holdings, L.P.	8-K	10.4	January 5, 2018
10.7	Amendment and Restatement of Section 2(a) of the Registration Rights Agreement, dated June 11, 2019	10-Q	10.1	August 7, 2019
10.8+	Description of Beacon Roofing Supply, Inc. Executive Annual Incentive Plan	10-Q	10.1	February 4, 2022
10.9+	Beacon Roofing Supply, Inc. Amended and Restated 2004 Stock Plan	DEF 14A	Appendix A	January 7, 2011
10.10+	First Amendment dated as of October 31, 2011 to the Beacon Roofing Supply, Inc. 2004 Stock Plan	10-K	10.10	November 29, 2011
10.11+	Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan	DEF 14A	Appendix A	January 9, 2020
10.12+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settle at Retirement).	10-Q	10.1	May 6, 2022
10.13+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settle at Vest).	10-Q	10.2	May 6, 2022
10.14+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Performance-Based Restricted Stock Unit Award Agreement for Employees	10-Q	10.3	May 6, 2022
10.15+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Time-Based Restricted Stock Unit Award Agreement for Employees	10-Q	10.4	May 6, 2022
10.16+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Stock Option Agreement	10-Q	10.5	May 6, 2022
10.17+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan A25 Performance and Time-Based Restricted Stock Unit Award Agreement.	8-K	10.1	March 14, 2022
10.18+	Executive Severance and Restrictive Covenant Agreement, dated as of September 10, 2020, between Beacon Roofing Supply, Inc., Beacon Sales Acquisition, Inc. and Julian G. Francis.	10-K	10.19	November 20, 2020
10.19+	Form of Executive Severance and Restrictive Covenant Agreement between Beacon Roofing Supply, Inc., Beacon Sales Acquisition, Inc. and executive officers and certain senior management.	10-K	10.20	November 20, 2020
10.20+	Form of Indemnification Agreement between Beacon Roofing Supply, Inc. and directors, executive officers and certain other officers.	8-K	10.1	November 17, 2021
21*	Subsidiaries of Beacon Roofing Supply, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date
32.1*	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
_________________________
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
Date: February 24, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ PHILIP W. KNISELY	Chairman	February 24, 2023
Philip W. Knisely

/s/ JULIAN G. FRANCIS	President and Chief Executive Officer	February 24, 2023
Julian G. Francis

/s/ FRANK A. LONEGRO	Executive Vice President and Chief Financial Officer	February 24, 2023
Frank A. Lonegro

/s/ SAMUEL M. GUZMAN JR.	Vice President and Chief Accounting Officer	February 24, 2023
Samuel M. Guzman Jr.

/s/ CARL T. BERQUIST	Director	February 24, 2023
Carl T. Berquist

/s/ BARBARA G. FAST	Director	February 24, 2023
Barbara G. Fast

/s/ RICHARD W. FROST	Director	February 24, 2023
Richard W. Frost

/s/ ALAN GERSHENHORN	Director	February 24, 2023
Alan Gershenhorn

/s/ MELANIE M. HART	Director	February 24, 2023
Melanie M. Hart

/s/ ROBERT M. MCLAUGHLIN	Director	February 24, 2023
Robert M. McLaughlin

/s/ EARL NEWSOME	Director	February 24, 2023
Earl Newsome

/s/ NEIL S. NOVICH	Director	February 24, 2023
Neil S. Novich

/s/ STUART A. RANDLE	Director	February 24, 2023
Stuart A. Randle

/s/ NATHAN K. SLEEPER	Director	February 24, 2023
Nathan K. Sleeper

/s/ DOUGLAS L. YOUNG	Director	February 24, 2023
Douglas L. Young