Form 10-Q
period 2023-03-31
BEACON ROOFING SUPPLY INC
filed 2023-05-05
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2023, 63,748,358 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.
FORM 10-Q
For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Condensed Consolidated Financial Statements
BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except per share amounts)

	March 31,	December 31,	March 31,
	2023	2022	2022
Assets
Current assets:
Cash and cash equivalents	$74.2	$67.7	$52.4
Accounts receivable, less allowance of $17.6, $17.2 and $15.5 as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively	1,003.7	1,009.1	1,008.5
Inventories, net	1,292.8	1,322.9	1,462.1
Prepaid expenses and other current assets	345.7	417.8	388.4
Total current assets	2,716.4	2,817.5	2,911.4
Property and equipment, net	350.8	337.0	281.9
Goodwill	1,921.1	1,916.3	1,776.7
Intangibles, net	437.2	447.7	399.6
Operating lease right-of-use assets, net	460.0	467.6	419.7
Deferred income taxes, net	9.5	9.9	58.5
Other assets, net	8.1	7.5	1.1
Total assets	$5,903.1	$6,003.5	$5,848.9

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$879.9	$821.0	$1,052.2
Accrued expenses	306.4	448.0	410.8
Current portion of operating lease liabilities	95.8	94.5	89.6
Current portion of finance lease liabilities	18.0	16.1	9.6
Current portion of long-term debt/obligations	10.0	10.0	10.0
Total current liabilities	1,310.1	1,389.6	1,572.2
Borrowings under revolving lines of credit, net	234.8	254.9	145.6
Long-term debt, net	1,604.8	1,606.4	1,611.2
Deferred income taxes, net	0.3	0.2	0.9
Operating lease liabilities	374.6	382.1	333.3
Finance lease liabilities	72.7	67.0	40.7
Total liabilities	3,597.3	3,700.2	3,703.9
Commitments and contingencies (Note 13)
Convertible Preferred Stock (voting); $0.01 par value; aggregate liquidation preference $400.0; 0.4 shares authorized, issued and outstanding as of March 31, 2023, December 31, 2022 and March 31, 2022 (Note 5)	399.2	399.2	399.2
Stockholders’ equity:
Common stock (voting); $0.01 par value; 100.0 shares authorized; 64.0, 64.2 and 68.7 shares issued and outstanding as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively	0.6	0.6	0.7
Undesignated preferred stock; 5.0 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	1,197.2	1,187.2	1,135.9
Retained earnings	724.5	728.8	619.3
Accumulated other comprehensive income (loss)	(15.7)	(12.5)	(10.1)
Total stockholders’ equity	1,906.6	1,904.1	1,745.8
Total liabilities and stockholders’ equity	$5,903.1	$6,003.5	$5,848.9
See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Net sales	$1,732.3	$1,686.9
Cost of products sold	1,290.4	1,247.4
Gross profit	441.9	439.5
Operating expense:
Selling, general and administrative	338.3	309.3
Depreciation	20.7	17.5
Amortization	22.3	21.4
Total operating expense	381.3	348.2
Income (loss) from operations	60.6	91.3
Interest expense, financing costs and other, net	27.8	16.6
Income (loss) before provision for income taxes	32.8	74.7
Provision for (benefit from) income taxes	8.0	18.9
Net income (loss)	$24.8	$55.8

Reconciliation of net income (loss) to net income (loss) attributable to common stockholders:
Net income (loss)	$24.8	$55.8
Dividends on Preferred Stock	(6.0)	(6.0)
Undistributed income allocated to participating securities	(2.5)	(6.1)
Net income (loss) attributable to common stockholders	$16.3	$43.7

Weighted-average common stock outstanding:
Basic	64.3	70.1
Diluted	65.6	71.3

Net income (loss) per share:
Basic	$0.25	$0.62
Diluted	$0.25	$0.61

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in millions)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$24.8	$55.8
Other comprehensive income (loss):
Foreign currency translation adjustment	(0.2)	1.5
Unrealized gain (loss) due to change in fair value of derivative financial instruments, net of tax	(2.8)	7.8
Derivative financial instruments reclassified to earnings, net of tax	(0.2)	—
Total other comprehensive income (loss)	(3.2)	9.3
Comprehensive income (loss)	$21.6	$65.1
See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited; in millions)

	Common Stock			Retained
	Shares	Amount	APIC[1]	Earnings	AOCI[2]	Total
Three Months Ended March 31, 2023
Balance as of December 31, 2022	64.2	$0.6	$1,187.2	$728.8	$(12.5)	$1,904.1
Repurchase and retirement of common stock, net[3]	(0.4)	—	—	(23.1)	—	(23.1)
Issuance of common stock, net of shares withheld for taxes	0.2	—	4.0	—	—	4.0
Stock-based compensation	—	—	6.0	—	—	6.0
Other comprehensive income (loss)	—	—	—	—	(3.2)	(3.2)
Net income (loss)	—	—	—	24.8	—	24.8
Dividends on Preferred Stock	—	—	—	(6.0)	—	(6.0)
Balance as of March 31, 2023	64.0	$0.6	$1,197.2	$724.5	$(15.7)	$1,906.6

Three Months Ended March 31, 2022
Balance as of December 31, 2021	70.4	$0.7	$1,148.6	$682.5	$(19.4)	$1,812.4
Repurchase and retirement of common stock, net[3]	(1.9)	—	—	(113.0)	—	(113.0)
Equity forward contract	—	—	(25.0)	—	—	(25.0)
Issuance of common stock, net of shares withheld for taxes	0.2	—	7.2	—	—	7.2
Stock-based compensation	—	—	5.1	—	—	5.1
Other comprehensive income (loss)	—	—	—	—	9.3	9.3
Net income (loss)	—	—	—	55.8	—	55.8
Dividends on Preferred Stock	—	—	—	(6.0)	—	(6.0)
Balance as of March 31, 2022	68.7	$0.7	$1,135.9	$619.3	$(10.1)	$1,745.8

1.Additional Paid-in Capital (“APIC”).
2.Accumulated Other Comprehensive Income (Loss) (“AOCI”).
3.See Note 7 for additional information.
See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income (loss)	$24.8	$55.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	43.0	38.9
Stock-based compensation	6.0	5.1
Certain interest expense and other financing costs	1.1	1.3
Gain on sale of fixed assets and other	(4.2)	(1.2)
Deferred income taxes	1.1	1.4
Changes in operating assets and liabilities:
Accounts receivable	8.6	(153.0)
Inventories	40.0	(299.9)
Prepaid expenses and other current assets	68.7	(19.6)
Accounts payable and accrued expenses	(88.8)	202.1
Other assets and liabilities	0.9	7.1
Net cash provided by (used in) operating activities	101.2	(162.0)

Investing Activities
Purchases of property and equipment	(22.2)	(22.8)
Acquisition of business, net	(27.4)	(0.4)
Proceeds from sale of assets	5.1	1.2
Net cash provided by (used in) investing activities	(44.5)	(22.0)

Financing Activities
Borrowings under revolving lines of credit	442.0	296.0
Payments under revolving lines of credit	(462.5)	(143.5)
Payments under term loan	(2.5)	(2.5)
Payments under equipment financing facilities and finance leases	(4.3)	(2.2)
Repurchase and retirement of common stock, net	(20.9)	(113.0)
Advance payment for equity forward contract	—	(25.0)
Payment of dividends on Preferred Stock	(6.0)	(6.0)
Proceeds from issuance of common stock related to equity awards	4.8	7.3
Payment of taxes related to net share settlement of equity awards	(0.8)	(0.1)
Net cash provided by (used in) financing activities	(50.2)	11.0

Effect of exchange rate changes on cash and cash equivalents	—	(0.4)

Net increase (decrease) in cash and cash equivalents	6.5	(173.4)
Cash and cash equivalents, beginning of period	67.7	225.8
Cash and cash equivalents, end of period	$74.2	$52.4

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$20.8	$8.2
Income taxes, net of refunds	$5.9	$2.4
Supplemental Disclosure of Non-Cash Activities
Amounts accrued for repurchases of common stock	$2.2	$—

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
The balance sheet as of March 31, 2022 has been presented for a better understanding of the impact of seasonal fluctuations on the Company’s financial condition. The three-month periods ended March 31, 2023 and 2022 had 64 and 63 business days, respectively.
In management’s opinion, the condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2023.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Recent Accounting Pronouncements— Adopted
In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The guidance is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. The guidance requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts, as opposed to at fair value on the acquisition date. The standard became effective for the Company on January 1, 2023 and was applied prospectively to acquisitions occurring after the adoption date. The adoption of this new guidance did not have a material impact on the Company’s financial statements and related disclosures.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional practical expedients to ease the potential burden in accounting for contract modifications and hedge accounting related to reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Specifically, entities can elect to not apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. Also, entities can elect various optional expedients that would allow it to continue to apply hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. Adoption of the provisions of ASU 2020-04 are optional and expedients may be elected over time. Further, in December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” extending the sunset date under Topic 848 from December 31, 2022 to December 31, 2024 to align the temporary accounting relief guidance with the expected LIBOR cessation date of June 30, 2023. During the three months ended March 31, 2023, the Company adopted the optional relief guidance provided under ASU 2020-04 after entering into a new interest rate swap agreement with a reference rate indexed to SOFR, thereby creating a temporary mismatch in the referenced interest rate index of our interest rate swap and the hedged variable rate interest payments pursuant to the Company’s Term Loan. See Note 17 for further details of the transaction. The optional expedient did not have a material impact on the Company’s financial statements and related disclosures. The Company may take advantage of other optional relief guidance offered under ASU 2020-04 in the future and will evaluate and disclose the impact of this guidance in the period of election, as well as the nature and reason for doing so.

Recent Accounting Pronouncements—Not Yet Adopted
There were no recent accounting pronouncements not yet adopted through March 31, 2023 that are applicable to the Company except as discussed in ASU 2020-04 above.
3. Acquisitions
The following table presents the Company’s acquisitions between January 1, 2022 and March 31, 2023. The Company acquired 100% of the interests in each case. The Company has not provided pro forma results of operations for the transactions below, as the transactions individually and in the aggregate for the respective year are not material to the Company. The results of operations for these transactions are included in the Company’s condensed consolidated statements of operations from the date of the acquisition (dollars in millions):

Date Acquired	Company Name	Region	Branches	Goodwill Recognized[1]	Intangible Assets Acquired[1]
March 31, 2023	Al's Roofing Supply, Inc.	California	4	$3.0	$7.1
March 31, 2023	Prince Building Systems, LLC	Wisconsin	1	$1.0	$2.7
January 4, 2023	First Coastal Exteriors, LLC	Alabama and Mississippi	2	$0.8	$1.9
December 30, 2022	Whitney Building Products	Massachusetts	1	$1.7	$2.8
November 1, 2022	Coastal Construction Products	Florida, Illinois, Alabama, Georgia, Arkansas, Tennessee, North Carolina	18	$131.3	$102.8
June 1, 2022	Complete Supply, Inc.	Illinois	1	$8.6	$4.6
April 29, 2022	Wichita Falls Builders Wholesale, Inc.	Texas	1	$0.4	$0.5
January 1, 2022	Crabtree Siding and Supply	Tennessee	1	$0.1	$0.1

1.For Al’s Roofing Supply, Inc., Prince Building Systems, LLC, First Coastal Exteriors, LLC, Whitney Building Products and Coastal Construction Products, the measurement period is still open and amounts are based on provisional estimates of the fair value of assets acquired and liabilities assumed as of March 31, 2023.
Prior to the acquisitions, the acquired companies listed above produced aggregate annual sales of approximately $344 million. The total transaction costs incurred by the Company for these acquisitions were $1.6 million for the three months ended March 31, 2023. Of the $146.9 million of goodwill recognized for these acquisitions, $72.4 million is deductible for tax purposes.
4. Net Sales
The following table presents the Company’s net sales by line of business and geography (in millions):

	U.S.	Canada	Total
Three Months Ended March 31, 2023
Residential roofing products	$843.6	$6.2	$849.8
Non-residential roofing products	425.8	23.8	449.6
Complementary building products	431.6	1.3	432.9
Total net sales	$1,701.0	$31.3	$1,732.3

Three Months Ended March 31, 2022
Residential roofing products	$835.8	$10.6	$846.4
Non-residential roofing products	457.4	30.3	487.7
Complementary building products	350.9	1.9	352.8
Total net sales	$1,644.1	$42.8	$1,686.9
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
In connection with the acquisition of Allied Building Products Corp. on January 2, 2018, the Company completed the sale of 400,000 shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with an aggregate liquidation preference of $400.0 million, at a purchase price of $1,000 per share, to CD&R Boulder Holdings, L.P. The Preferred Stock is convertible perpetual participating preferred stock of the Company, and conversion of the Preferred Stock into $0.01 par value shares of the Company’s common stock will be at a conversion price of $41.26 per share (or 9,694,619 shares of common stock). The Preferred Stock accumulates dividends at a rate of 6.0% per annum (payable quarterly in cash or in-kind, subject to certain conditions). The Preferred Stock is not mandatorily redeemable; therefore, it is classified as mezzanine equity in the Company’s condensed consolidated balance sheets. Holders of Preferred Stock participate in dividends on an as-converted basis when declared on common shares. As a result, Preferred Stock is classified as a participating security and thereby requires the allocation of income that would have otherwise been available to common stockholders when calculating net income (loss) per share.
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
The following table presents the components and calculations of basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss)	$24.8	$55.8
Dividends on Preferred Stock	(6.0)	(6.0)
Undistributed income allocated to participating securities	(2.5)	(6.1)
Net income (loss) attributable to common stockholders – Basic and Diluted	$16.3	$43.7

Denominator:
Weighted-average common shares outstanding – Basic	64.3	70.1
Effect of common share equivalents	1.3	1.2
Weighted-average common shares outstanding – Diluted	65.6	71.3

Net income (loss) per share:
Net income (loss) per share – Basic	$0.25	$0.62
Net income (loss) per share – Diluted	$0.25	$0.61
The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per share because the effect was either anti-dilutive or the requisite performance conditions were not met (in millions):

	Three Months Ended March 31,
	2023	2022
Stock options	0.2	0.1
Restricted stock units	0.1	—
Preferred Stock	9.7	9.7
Equity forward contract	—	0.4
6. Stock-based Compensation
On December 23, 2019, the Board of Directors of the Company (the “Board”) approved the Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan (the “2014 Plan”). On February 11, 2020, the stockholders of the Company approved an additional 4,850,000 shares to be reserved for issuance under the 2014 Plan. The 2014 Plan, which was originally approved by the stockholders on February 12, 2014, provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights to selected employees and non-employee directors. The 2014 Plan mandates that all shares underlying lapsed, forfeited, expired, terminated, cancelled and withheld awards, including those from the predecessor plan, be returned to the 2014 Plan and made available for issuance. As of March 31, 2023, there were 2,960,266 shares of common stock available for issuance pursuant to the 2014 Plan. The 2014 Plan is the only plan maintained by the Company pursuant to which equity awards are granted.
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
The fair values of the options granted for the periods presented were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	4.26%	1.92%
Expected volatility	49.92%	48.89%
Expected life (in years)	5.12	5.14
Dividend yield	—	—
The following table summarizes all stock option activity for the three months ended March 31, 2023 (in millions, except per share amounts and time periods):

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of December 31, 2022	1.3	$38.73	6.0	$20.7
Granted	0.1	65.00
Exercised	(0.1)	36.94
Canceled/Forfeited	(0.0)	52.55
Balance as of March 31, 2023	1.3	$41.03	6.2	$24.6
Vested and expected to vest after March 31, 2023	1.3	$40.67	6.2	$24.6
Exercisable as of March 31, 2023	1.0	$36.72	5.3	$22.1

1.Aggregate intrinsic value represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.
During the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense related to stock options of $0.9 million and $0.8 million, respectively. As of March 31, 2023, there was $7.0 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.2 years. The following table summarizes additional information on stock options (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Weighted-average fair value per share of stock options granted	$31.86	$26.49
Total grant date fair value of stock options vested	$1.8	$0.1
Total intrinsic value of stock options exercised	$3.3	$4.2

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
The following table summarizes all RSU activity for the three months ended March 31, 2023 (in millions, except grant date fair value amounts):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2022	1.2	$45.60
Granted	0.4	$65.00
Released	(0.1)	$54.68
Canceled/Forfeited	(0.0)	$54.67
Balance as of March 31, 2023	1.5	$49.77
Vested and expected to vest after March 31, 2023[1]	1.6	$48.56

1.As of March 31, 2023, outstanding awards with performance conditions were expected to vest at greater than 100% of their original grant amount.
During the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense related to RSUs of $5.1 million and $4.3 million, respectively. As of March 31, 2023, there was $43.6 million of unrecognized compensation expense related to unvested RSUs (including unrecognized expense for RSUs with performance conditions at their estimated value as of March 31, 2023), which is expected to be recognized over a weighted-average period of 2.4 years.

The following table summarizes additional information regarding RSUs (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Weighted-average fair value per share of RSUs granted	$65.00	$50.99
Total grant date fair value of RSUs vested	$3.5	$1.6
Total intrinsic value of RSUs released	$3.7	$0.8
7. Share Repurchase Program
On February 24, 2022, the Company announced a new share repurchase program (the “Repurchase Program”), pursuant to which the Company may purchase up to $500.0 million of its common stock. On February 23, 2023, the Company announced that its Board authorized and approved an increase of the Repurchase Program by approximately $387.9 million, permitting future share repurchases of $500.0 million after considering actual share repurchases as of such re-authorization date.
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
The following table sets forth the Company’s share repurchases (in millions, except per share data):

	Three Months Ended March 31,
	2023	2022
Total number of shares repurchased	0.4	1.9
Amount repurchased[1]	$23.1	$137.9
Average price per share	$58.21	$59.06

1.Amount paid for the three months ended March 31, 2022 includes $25 million of ASR repurchase price that was evaluated as an unsettled equity forward contract indexed to the Company’s common stock and classified within stockholders’ equity as a reduction to additional paid in capital. The final settlement of the ASR occurred in June 2022 and resulted in the delivery of an additional 406,200 shares of the Company’s common stock.
Share repurchases for the three months ended March 31, 2023 were made on the open market through a Rule 10b5-1 repurchase plan. During the three months ended March 31, 2023, the Company incurred de minimis costs directly attributable to the Repurchase Program. Share repurchases for the three months ended March 31, 2022 were made through a combination of open market transactions as well as an ASR. During the three months ended March 31, 2022 the Company incurred costs directly attributable to the Repurchase Program of approximately $0.1 million.
As of March 31, 2023, the Company had approximately $476.9 million available for repurchases remaining under the Repurchase Program.
8. Prepaid Expenses and Other Current Assets
The following table summarizes the significant components of prepaid expenses and other current assets (in millions):

	March 31,	December 31,	March 31,
	2023	2022	2022
Vendor rebates	$273.8	$335.9	$338.0
Other	71.9	81.9	50.4
Total prepaid expenses and other current assets	$345.7	$417.8	$388.4

9. Goodwill and Intangible Assets
Goodwill
The following table sets forth the change in the carrying amount of goodwill during the three months ended March 31, 2023 (in millions):

Balance as of December 31, 2022	$1,916.3
Acquisitions	4.8
Translation and other adjustments	—
Balance as of March 31, 2023	$1,921.1
The changes in the carrying amount of goodwill for the three months ended March 31, 2023 were driven primarily by the Company’s recent acquisitions. See Note 3 for additional information.
Intangible Assets
The intangible asset lives range from 2 to 20 years. The following table summarizes intangible assets by category (in millions, except time periods):

	March 31,	December 31,	March 31,	Weighted-Average Remaining
	2023	2022	2022	Life[1] (Years)
Amortizable intangible assets:
Customer relationships	$1,209.9	$1,198.1	$1,092.4	15.8
Trademarks	4.5	4.5	1.0	1.5
Non-compete agreements	—	—	0.2	n/a
Total amortizable intangible assets	1,214.4	1,202.6	1,093.6	15.6
Accumulated amortization	(787.0)	(764.7)	(703.8)
Total amortizable intangible assets, net	427.4	437.9	389.8
Indefinite-lived trademarks	9.8	9.8	9.8
Total intangibles, net	$437.2	$447.7	$399.6

1.As of March 31, 2023.
Amortization expense relating to the above-listed intangible assets for the three months ended March 31, 2023 and 2022 was $22.3 million and $21.4 million, respectively.
The following table summarizes the estimated future amortization expense for intangible assets (in millions):

Year Ending December 31,
2023 (Apr - Dec)	$61.1
2024	69.3
2025	56.8
2026	48.2
2027	39.2
Thereafter	152.8
Total future amortization expense	$427.4

10. Accrued Expenses
The following table summarizes the significant components of accrued expenses (in millions):

	March 31,	December 31,	March 31,
	2023	2022	2022
Inventory	$108.8	$106.9	$198.0
Customer rebates	35.8	112.8	31.0
Payroll and employee benefit costs	47.6	118.6	65.3
Selling, general and administrative	101.7	96.0	72.8
Income taxes	1.3	7.8	31.9
Interest and other	11.2	5.9	11.8
Total accrued expenses	$306.4	$448.0	$410.8
11. Financing Arrangements
The following table summarizes all outstanding debt (presented net of unamortized debt issuance costs) and other financing arrangements (in millions):

	March 31,	December 31,	March 31,
	2023	2022	2022
Revolving Lines of Credit
2026 ABL:
2026 U.S. Revolver[1]	$234.8	$254.9	$145.6
2026 Canada Revolver	—	—	—
Borrowings under revolving lines of credit, net	$234.8	$254.9	$145.6

Long-term Debt, net
Term Loan:
2028 Term Loan[2]	$970.2	$972.2	$977.9
Current portion	(10.0)	(10.0)	(10.0)
Long-term borrowings under term loan	960.2	962.2	967.9
Senior Notes:
2026 Senior Notes[3]	297.6	297.4	296.9
2029 Senior Notes[4]	347.0	346.8	346.4
Long-term borrowings under senior notes	644.6	644.2	643.3
Long-term debt, net	$1,604.8	$1,606.4	$1,611.2

1.Effective rate on borrowings of 5.75%, 5.45%, and 2.51% as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively.
2.Interest rate of 6.88%, 6.32% and 2.46% as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively.
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
As of March 31, 2023, the outstanding balance on the 2029 Senior Notes, net of $3.0 million of unamortized debt issuance costs, was $347.0 million.
2026 ABL
On May 19, 2021, the Company entered into a $1.30 billion senior secured asset-based revolving credit facility with Wells Fargo Bank, N.A. and a syndicate of other lenders. The 2026 ABL provides for revolving loan commitments in both the United States in an amount up to $1.25 billion (“2026 U.S. Revolver”) and Canada in an amount up to $50.0 million (“2026 Canada Revolver”) (as such amounts may be reallocated pursuant to the terms of the 2026 ABL). The 2026 ABL has a maturity date of May 19, 2026. The 2026 ABL has various borrowing tranches with an interest rate based, at the Company’s option, on a base rate, plus an applicable margin, or a reserve adjusted LIBOR rate, plus an applicable margin. The applicable margin for borrowings is based on the Company’s quarterly average excess availability as determined by reference to a borrowing base and ranges from 0.25% to 0.75% per annum in the case of base rate borrowings and 1.25% to 1.75% per annum in the case of LIBOR borrowings. The 2026 ABL also includes procedures for the succession from LIBOR to SOFR. The unused commitment fees on the 2026 ABL are 0.20% per annum.
The 2026 ABL contains a springing financial covenant that requires a minimum 1.00 : 1.00 Fixed Charge Coverage Ratio (consolidated EBITDA less capital expenditures to fixed charges, each as defined in the 2026 ABL credit agreement) as of the end of each fiscal quarter (in each case, calculated on a trailing four fiscal quarter basis). The covenant would become operative if the Company failed to maintain a specified minimum amount of availability to borrow under the 2026 ABL, which was not applicable to the Company as of March 31, 2023.
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

As of March 31, 2023, the outstanding balance on the 2026 ABL, net of $5.2 million of unamortized debt issuance costs, was $234.8 million. The Company also had outstanding standby letters of credit related to the 2026 U.S. Revolver in the amount of $15.7 million as of March 31, 2023.
2028 Term Loan
On May 19, 2021, the Company entered into a $1.00 billion senior secured term loan B facility with Citibank, N.A. and a syndicate of other lenders. The 2028 Term Loan requires quarterly principal payments in the amount of $2.5 million, with the remaining outstanding principal to be paid on its May 19, 2028 maturity date. The interest rate is based, at the Company’s option, on a base rate, plus an applicable margin, or a reserve adjusted LIBOR rate, plus an applicable margin. The applicable margin for the 2028 Term Loan ranges, depending on the Company’s consolidated total leverage ratio (consolidated total indebtedness to consolidated EBITDA, each as defined in the 2028 Term Loan credit agreement), from 1.25% to 1.50% per annum in the case of base rate borrowings and 2.25% to 2.50% per annum in the case of LIBOR borrowings. The 2028 Term Loan also includes procedures for the succession from LIBOR to SOFR.
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
On March 16, 2023, the Company novated and amended its interest rate swap agreement related to the 2028 Term Loan. For additional information, see Note 17.
As of March 31, 2023, the outstanding balance on the 2028 Term Loan, net of $12.3 million of unamortized debt issuance costs, was $970.2 million.
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
As of March 31, 2023, the outstanding balance on the 2026 Senior Notes, net of $2.4 million of unamortized debt issuance costs, was $297.6 million.

12. Leases
The following table summarizes components of lease costs recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$30.0	$27.5
Finance lease costs:
Amortization of right-of-use assets	4.6	2.7
Interest on lease obligations	1.1	0.4
Variable lease costs	2.9	2.2
Total lease costs	$38.6	$32.8
The following table presents supplemental cash flow information related to the Company’s leases (in millions):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$28.6	$25.8
Operating cash flows from finance leases	$1.1	$0.4
Financing cash flows from finance leases	$4.3	$2.3
Right-of-use assets obtained in exchange for new finance lease liabilities	$11.8	$20.1
Right-of-use assets obtained in exchange for new operating lease liabilities	$6.8	$11.6
As of March 31, 2023, the Company’s operating leases had a weighted-average remaining lease term of 6.1 years and a weighted-average discount rate of 4.61%, and the Company’s finance leases had a weighted-average remaining lease term of 4.8 years and a weighted-average discount rate of 5.28%.
The following table summarizes future lease payments as of March 31, 2023 (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2023 (Apr - Dec)	$86.9	$16.7
2024	105.3	22.1
2025	86.3	21.9
2026	73.2	20.3
2027	57.2	15.3
Thereafter	133.1	6.5
Total future lease payments	542.0	102.8
Imputed interest	(71.6)	(12.1)
Total lease liabilities	$470.4	$90.7
13. Commitments and Contingencies
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
In December 2018, a Company vehicle was involved in an accident that resulted in a fatality. The estate of the decedent and two bystanders filed a lawsuit in October 2019 in the Fourth Judicial District Court for Utah County, Provo Division, against the driver and the Company. Trial was held in late August 2022; the jury determined that the truck driver was not liable for the accident. The plaintiffs filed post-trial motions seeking a mistrial and new trial. In April 2023, the trial court ruled on the plaintiffs’ motions, reversing the jury’s verdict and ordering that the second phase of the trial proceed. Because the second phase of the trial has not yet occurred, there is not a probable loss with respect to this matter, and the Company has not accrued any amounts within its financial statements as of March 31, 2023, and any potential loss in regard to this matter is not reasonably estimable.
In August 2022 an employee of the Company was involved in a fatal worksite accident. The accident was investigated by California’s Division of Occupational Safety and Health and non-material fines were assessed and have been paid. The Company anticipates that any statutory benefits to be paid as a result of the accident to the decedent’s estate will be through workers’ compensation insurance, subject to the Company’s self-insured retention. There is not a probable or reasonably estimable loss beyond statutory workers’ compensation amounts with respect to this accident.
14. Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is composed of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity. The following table summarizes the components of, and changes in, AOCI (in millions):

	Foreign Currency Translation	Derivative Financial Instruments	AOCI
Balance as of December 31, 2022	$(22.2)	$9.7	$(12.5)
Other comprehensive income before reclassifications	(0.2)	(2.8)	(3.0)
Reclassifications out of other comprehensive loss	—	(0.2)	(0.2)
Balance as of March 31, 2023	$(22.4)	$6.7	$(15.7)
Gains (losses) on derivative instruments are reclassified in the condensed consolidated statements of operations in interest expense, financing costs and other, net in the period in which the hedged transaction affects earnings.
15. Geographic Data
The following table summarizes certain geographic information (in millions):

	March 31,	December 31,	March 31,
	2023	2022	2022
Long-lived assets:
U.S.	$774.7	$770.6	$662.9
Canada	11.6	11.8	9.9
Total long-lived assets	$786.3	$782.4	$672.8
16. Fair Value Measurement
As of March 31, 2023, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).
As of March 31, 2023, based upon recent trading prices (Level 2), the fair value of the Company’s $300.0 million 2026 Senior Notes was $299.3 million, and the fair value of the $350.0 million 2029 Senior Notes was $324.6 million.
As of March 31, 2023, the fair value of the Company’s term loan and revolving lines of credit approximated the amount outstanding. The Company estimates the fair value of its term loan and revolving lines of credit by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).

17. Financial Derivatives
The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings.
On September 11, 2019, the Company entered into two interest rate swap agreements to manage the interest rate risk associated with the variable rate on the Company’s previous term loan. Each swap agreement has a notional amount of $250.0 million. As part of the 2021 Debt Refinancing, Beacon refinanced its previous term loan, resulting in the issuance of the 2028 Term Loan; the two interest rate swaps were designed and executed such that they continue to hedge against a total notional amount of $500.0 million related to the refinanced 2028 Term Loan. One agreement (the “5-year swap”) was scheduled to expire on August 30, 2024 and swaps the thirty-day LIBOR with a fixed-rate of 1.49%. The second agreement (the “3-year swap”) expired on August 30, 2022 and swapped the thirty-day LIBOR with a fixed-rate of 1.50%. At the inception of the swap agreements, the Company determined that both swaps qualified for cash flow hedge accounting under ASC 815. Therefore, changes in the fair value of the swaps, net of taxes, were recognized in other comprehensive income each period, then reclassified into the condensed consolidated statements of operations as a component of interest expense, financing costs and other, net in the period in which the hedged transaction affects earnings.
On March 16, 2023, the Company novated its 5-year swap agreement to another counterparty and, in connection with such novation, amended the interest rate swap agreement. The amendment changed the index rate from LIBOR to SOFR, increased the total notional amount of the interest rate swap to $500.0 million, and extended the termination date to March 31, 2027 (the “2027 interest rate swap”). Specifically, the fixed rate of 1.49% indexed to LIBOR was modified to 3.00% indexed to SOFR. The Company used a strategy commonly referred to as “blend and extend” which allows the asset position of the novated 5-year swap agreement of approximately $9.9 million to be effectively blended into the new 2027 interest rate swap agreement. As a result of this transaction, on March 16, 2023 the 5-year swap agreement was de-designated and the unrealized gain of $9.9 million included within accumulated other comprehensive income was frozen and will be ratably reclassified as a reduction to interest expense, financing costs and other, net over the original term of the 5-year swap, or through August 30, 2024 as the hedged transactions affect earnings. Additionally, the 2027 interest rate swap had a fair value of $9.9 million at inception and will be ratably recorded to accumulated other comprehensive income and reclassified to interest expense, financing costs and other, net over the term of the 2027 interest rate swap, or through March 31, 2027 as the hedged transactions affect earnings. At the inception of the 2027 interest rate swap, the Company determined that the swap qualified for cash flow hedge accounting under ASC 815. Therefore, changes in the fair value of the swap, net of taxes, will be recognized in other comprehensive income each period, then reclassified into the condensed consolidated statements of operations as a component of interest expense, financing costs and other, net in the period in which the hedged transaction affects earnings. The 2027 interest rate swap is the only swap agreement outstanding as of March 31, 2023.
The effectiveness of the outstanding 2027 interest rate swap will be assessed qualitatively by the Company during the life of the hedge by (i) comparing the current terms of the hedge with the related hedged debt to assure they continue to coincide and (ii) through an evaluation of the ability of the counterparty to the hedge to honor its obligations under the hedge. The Company performed a qualitative analysis as of March 31, 2023 and concluded that the outstanding 2027 interest rate swap continues to meet the requirements under ASC 815 to qualify for cash flow hedge accounting. As of March 31, 2023, the fair value of the 2027 interest rate swap, net of tax, was $6.9 million in favor of the Company.
The Company reclassified a gain of $0.2 million out of accumulated other comprehensive income and to interest expense, financing costs and other, net during the three months ended March 31, 2023. Approximately $12.4 million of net gains included in accumulated other comprehensive income (loss) at March 31, 2023 is expected to be reclassified into earnings within the next 12 months as interest payments are made on the Company’s Term Loan and amortization of the frozen AOCI on the 5-year swap and inception date fair value of the 2027 interest rate swap occurs. The Company records any differences paid or received on its interest rate hedges to interest expense, financing costs and other, net within the condensed consolidated statements of operations.
The fair value of the interest rate swap is determined through the use of a pricing model, which utilizes verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “forward curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy. The following table summarizes the combined fair values, net of tax, of the interest rate derivative instrument (in millions):

		Net Assets (Liabilities) as of
		March 31,	December 31,	March 31,
Instrument	Fair Value Hierarchy	2023	2022	2022
Designated interest rate swaps[1]	Level 2	$6.9	$9.7	$3.7

1.Assets are included in the condensed consolidated balance sheets in prepaid expenses and other current assets, while liabilities are included in accrued expenses.

The following table summarizes the amounts of gain (loss) on the change in fair value of the designated interest rate derivative instruments recognized in other comprehensive income (in millions):

	Three Months Ended March 31,
Instrument	2023	2022
Designated interest rate swaps	$(2.8)	$7.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis included in our 2022 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report. Unless otherwise indicated, references to “2023” refer to the three months ended March 31, 2023 being discussed and references to “2022” refer to the three months ended March 31, 2022 being discussed.
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
Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We may not succeed in addressing these and other risks. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein and readers are cautioned not to place undue reliance on forward-looking statements.
Overview
We are the largest publicly traded distributor of roofing materials and complementary building products, such as siding and waterproofing, in North America. We have served the building industry for over 90 years and as of March 31, 2023, we operated 490 branches throughout all 50 states in the U.S. and six provinces in Canada. We offer one of the most extensive ranges of high-quality professional grade exterior products comprising over 130,000 SKUs, and we serve nearly 100,000 residential and non-residential customers who trust us to help them save time, work more efficiently and enhance their businesses.
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
Our history has been strongly influenced by significant acquisition-driven growth, highlighted by the acquisitions of Allied Building Products Corp. for $2.88 billion in 2018 and Roofing Supply Group, LLC for $1.17 billion in 2016. These strategic acquisitions expanded our geographic footprint, enhanced our market presence, and diversified our product offerings. The scale we have achieved from our expansion serves as a competitive advantage, allowing us to use our assets more efficiently, and manage our expenses to drive operating leverage.
We have since pursued and finalized numerous acquisitions in key markets to complement the expansion of our geographic footprint, including 29 total branches from eight acquisitions since January 1, 2022 (for additional information, see Note 3 in the Notes to Condensed Consolidated Financial Statements).
On February 24, 2022, we announced our Ambition 2025 Value Creation Framework (“Ambition 2025”) to drive growth, enhance customer service, and expand our footprint in key markets, which included new Ambition 2025 financial targets and the Repurchase Program (as defined and further detailed below), as well as strategic deployment of capital on acquisitions.
The Ambition 2025 strategies are central to achieving sales growth, improving operational performance, and increasing profitability. Most importantly, our customers benefit from these initiatives as they are designed to make us more efficient and easier to do business with, differentiating our service from competitors. Our recent highlights in these pursuits are demonstrated by the following accomplishments in the first quarter:
•seven branches acquired;
•three new branch locations opened;
•digital sales 11.3% higher than the prior year period; and
•continued improvements in the results of our branches falling in the bottom quintile of our operating performance metrics.
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
The exterior products industry experienced constrained supply chain dynamics in 2021, which has continued in fiscal year 2022 and 2023. As a result, we experienced significant cost increases and, at times, a limited ability to purchase enough product to meet customer demand. We have continued to experience elevated backlog metrics, though they eased throughout the second half of 2022. Open orders, a measure of our backlog, ended the quarter lower than the prior quarter-end, though it remains higher than pre-pandemic levels. These trends, caused in large part from global disruptions related to the COVID-19 pandemic and the subsequent rapid economic recovery, may persist in the near-term. In addition to inflationary pressures caused by product shortages, we are also experiencing product cost inflation caused by increased input costs, including rising oil prices, which increases may have been impacted by the global economic and geopolitical environment, including the Russian invasion of Ukraine. We took proactive measures to ensure adequate inventory, price effectively, and deliver high-value solutions to our customers’ critical building material needs. As a leading distributor of essential building materials, we will continue to react quickly to market and supply chain developments and ensure high-quality service for our customers.
Comparison of the Three Months Ended March 31, 2023 and 2022
The following tables set forth condensed consolidated statements of operations data and such data as a percentage of total net sales for the periods presented (in millions):

	Three Months Ended March 31,
	2023	2022
Net sales	$1,732.3	$1,686.9
Cost of products sold	1,290.4	1,247.4
Gross profit	441.9	439.5
Operating expense:
Selling, general and administrative	338.3	309.3
Depreciation	20.7	17.5
Amortization	22.3	21.4
Total operating expense	381.3	348.2
Income (loss) from operations	60.6	91.3
Interest expense, financing costs and other, net	27.8	16.6
Income (loss) before provision for income taxes	32.8	74.7
Provision for (benefit from) income taxes	8.0	18.9
Net income (loss)	24.8	55.8

	Three Months Ended March 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of products sold	74.5%	73.9%
Gross profit	25.5%	26.1%
Operating expense:
Selling, general and administrative	19.5%	18.4%
Depreciation	1.2%	1.0%
Amortization	1.3%	1.3%
Total operating expense	22.0%	20.7%
Income (loss) from operations	3.5%	5.4%
Interest expense, financing costs and other, net	1.6%	1.0%
Income (loss) before provision for income taxes	1.9%	4.4%
Provision for (benefit from) income taxes	0.5%	1.1%
Net income (loss)	1.4%	3.3%
When we refer to regions, we are referring to our geographic regions. When we refer to our net product costs, we are referring to our invoice cost less the impact of short-term buying and rebate programs.
In managing our business, we consider all growth, including the opening of new branches, to be organic growth, unless it results from an acquisition. When we refer to organic growth, we include growth from existing and newly opened branches but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. As of March 31, 2023, we had a total of 490 branches in operation, 28 of which were acquired after the start of the first quarter of 2022.
Net Sales
Net sales increased 2.7% to $1.73 billion in 2023, up from $1.69 billion in 2022. The increase was primarily driven by higher prices and net sales from acquired branches, which contributed $75.8 million compared to the prior year period (primarily from the Coastal Construction Products acquisition, which is reported in the complementary building products line of business in the table below), as well as from newly opened branches, which contributed $19.4 million. Net sales were negatively impacted by an estimated organic volume decrease of approximately 11-12%, largely offset by a weighted-average selling price increase of approximately 9-10%. The decrease in organic volumes was driven primarily by weakness in new residential construction demand and the destocking of inventories by commercial customers.
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
The following table summarizes net sales by line of business for the periods presented (in millions):

	Three Months Ended March 31,				Year-over-Year Change
	2023		2022
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$849.8	49.0%	$846.4	50.2%	$3.4	0.4%
Non-residential roofing products	449.6	26.0%	487.7	28.9%	(38.1)	(7.8)%
Complementary building products	432.9	25.0%	352.8	20.9%	80.1	22.7%
Total net sales	$1,732.3	100.0%	$1,686.9	100.0%	$45.4	2.7%

Gross Profit
The following table summarizes gross profit and gross margin for the periods presented (in millions):

	Three Months Ended March 31,		Change[1]
	2023	2022	$	%
Gross profit	$441.9	$439.5	$2.4	0.5%
Gross margin	25.5%	26.1%	N/A	(0.6)%

1.Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.
Gross margin was 25.5% in 2023, down 0.6 percentage points from 26.1% in 2022. The year-over-year decrease in gross margin resulted from a weighted-average product cost increase of approximately 10-11%, partially offset by a weighted-average selling price increase (calculated as described above) of approximately 9-10% and a lower non-residential product sales mix.
Operating Expense
The following table summarizes operating expense for the periods presented (in millions):

	Three Months Ended March 31,		Change[1]
	2023	2022	$	%
Selling, general and administrative	$338.3	$309.3	$29.0	9.4%
Depreciation	20.7	17.5	3.2	18.3%
Amortization	22.3	21.4	0.9	4.2%
Total operating expense	$381.3	$348.2	$33.1	9.5%
% of net sales	22.0%	20.7%	N/A	1.3%

1.Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.
Operating expense increased 9.5% to $381.3 million in 2023, from $348.2 million in 2022. The year-over-year increase in operating expense was mainly influenced by the following factors:
•a $12.9 million increase in payroll and employee benefit costs, primarily due to increased headcount to drive and support future growth, as well as wage inflation;
•a $7.2 million increase in warehouse operating costs, primarily due to higher rent expense; and
•a $6.4 million increase in general and administrative expenses, primarily due to an increase in travel and entertainment expenses and higher professional fees.
The increase in operating expense in 2023 includes the impact of acquired and newly opened branches, which contributed $20.8 million and $5.9 million, respectively. Excluding these impacts, operating expense increased by approximately 1.8%.
Interest Expense, Financing Costs and Other
Interest expense, financing costs and other, net was $27.8 million in 2023, compared to $16.6 million in 2022. The comparative increase is primarily due to a higher weighted-average interest rate on our outstanding debt.
Income Taxes
Income tax provision (benefit) was $8.0 million in 2023, compared to $18.9 million in 2022. The comparative decrease in income tax provision was primarily due to lower pre-tax income. The effective tax rate, excluding any discrete items, was 26.3% in 2023, compared to 25.9% in 2022. We expect our 2023 effective tax rate, excluding any discrete items that may arise during the tax year, will range from approximately 26.0% to 27.0%.
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
The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss)	$24.8	$55.8
Dividends on Preferred Stock	(6.0)	(6.0)
Undistributed income allocated to participating securities	(2.5)	(6.1)
Net income (loss) attributable to common stockholders – Basic and Diluted	$16.3	$43.7

Denominator:
Weighted-average common shares outstanding – Basic	64.3	70.1
Effect of common share equivalents	1.3	1.2
Weighted-average common shares outstanding – Diluted	65.6	71.3

Net income (loss) per share:
Net income (loss) per share – Basic	$0.25	$0.62
Net income (loss) per share – Diluted	$0.25	$0.61
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
•Adjusted Net Income (Loss). We define Adjusted Net Income (Loss) as net income (loss), excluding the impact of the adjusting items (as described below).
•Adjusted EBITDA. We define Adjusted EBITDA as net income (loss), excluding the impact of interest expense (net of interest income), income taxes, depreciation and amortization, stock-based compensation, and the adjusting items (as described below).
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
Adjusting Items to Non-GAAP Financial Measures
The impact of the following expense (income) items is excluded from each of our non-GAAP measures (the “adjusting items”):
•Acquisition costs. Represent certain direct and incremental costs related to acquisitions, including: amortization of intangible assets; professional fees, branch integration expenses, travel expenses, employee severance and retention costs, and other personnel expenses classified as selling, general and administrative; gains/losses related to changes in fair value of contingent consideration or holdback liabilities; and amortization of debt issuance costs. Acquisition costs are impacted by the timing and size of the acquisitions. We exclude acquisition costs from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts vary significantly based on the magnitude of the acquisition and do not reflect our core operations.
•Restructuring costs. Represent costs stemming from headcount rationalization efforts and certain rebranding costs; impact of divestitures; costs related to changing our fiscal year end; amortization of debt issuance costs; debt refinancing and extinguishment costs; and abandoned lease costs. We exclude restructuring costs from our non-GAAP financial measures, as such items vary significantly based on the magnitude of the restructuring activity and also do not reflect expected future operating expenses. Additionally, these costs do not necessarily provide meaningful insight into the current or past core operations of our business.
•COVID-19 impacts. Represent costs directly related to the COVID-19 pandemic. Beginning January 1, 2023, the Company determined COVID-19 impacts should no longer be considered an adjusting item. This change will be applied prospectively.
The following table presents the impact of the adjusting items on our condensed consolidated statements of operations for each of the periods indicated (in millions):

	Operating Expense		Non-Operating Expense
	SG&A1	Amortization	Interest Expense	Income Taxes[2]	Total
Three Months Ended March 31, 2023
Acquisition costs	$1.7	$22.3	$1.0	$—	$25.0
Restructuring costs	0.5	—	0.3	—	0.8
Total adjusting items	$2.2	$22.3	$1.3	$—	$25.8
Three Months Ended March 31, 2022
Acquisition costs	$0.5	$21.4	$1.0	$—	$22.9
Restructuring costs	1.7	—	0.3	—	2.0
COVID-19 impacts	1.4	—	—	—	1.4
Total adjusting items	$3.6	$21.4	$1.3	$—	$26.3

1.Selling, general and administrative expense (“SG&A”).
2.For tax impact of adjusting items, see Adjusted Net Income (Loss) table below.
Adjusted Operating Expense
The following table presents a reconciliation of operating expense, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Operating Expense for each of the periods indicated (in millions):

	Three Months Ended March 31,
	2023	2022
Operating expense	$381.3	$348.2
Acquisition costs	(24.0)	(21.9)
Restructuring costs	(0.5)	(1.7)
COVID-19 impacts[1]	—	(1.4)
Adjusted Operating Expense	$356.8	$323.2

Net sales	$1,732.3	$1,686.9
Operating expense as % of net sales	22.0%	20.7%
Adjusted Operating Expense as % of net sales	20.6%	19.2%

1.Beginning January 1, 2023, the Company determined COVID-19 impacts should no longer be considered an adjusting item. This change will be applied prospectively.

Adjusted Net Income (Loss)
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss) for each of the periods indicated (in millions):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$24.8	$55.8
Adjusting items:
Acquisition costs	25.0	22.9
Restructuring costs	0.8	2.0
COVID-19 impacts[1]	—	1.4
Total adjusting items	25.8	26.3
Less: tax impact of adjusting items[2]	(6.8)	(6.5)
Total adjustments, net of tax	19.0	19.8
Adjusted Net Income (Loss)	$43.8	$75.6

Net sales	$1,732.3	$1,686.9
Net income (loss) as % of sales	1.4%	3.3%
Adjusted Net Income (Loss) as % of sales	2.5%	4.5%

1.Beginning January 1, 2023, the Company determined COVID-19 impacts should no longer be considered an adjusting item. This change will be applied prospectively.
2.Amounts represent tax impact on adjustments that are not included in our income tax provision (benefit) for the periods presented. The tax impact of adjustments for the three months ended March 31, 2023 and 2022 were calculated using a blended effective tax rate of 26.4% and 24.7%, respectively.

Adjusted EBITDA
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in millions):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$24.8	$55.8
Interest expense, net	29.0	17.2
Income taxes	8.0	18.9
Depreciation and amortization	43.0	38.9
Stock-based compensation	6.0	5.1
Acquisition costs[1]	1.7	0.5
Restructuring costs[1]	0.5	1.7
COVID-19 impacts[2]	—	1.4
Adjusted EBITDA	$113.0	$139.5

Net sales	$1,732.3	$1,686.9
Net income (loss) as % of net sales	1.4%	3.3%
Adjusted EBITDA as % of net sales	6.5%	8.3%

1.Amounts represent adjusting items included in SG&A and other income (expense); remaining adjusting item balances are embedded within the other line item balances reported in this table.

2.Beginning January 1, 2023, the Company determined COVID-19 impacts should no longer be considered an adjusting item. This change will be applied prospectively.
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
In addition, the impacts of the COVID-19 pandemic and supply chain disruptions as well as inflation have caused, and may continue to cause, fluctuations in our financial results and working capital that are not aligned with the seasonality we generally experience.
Liquidity
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration available borrowings and the seasonal nature of our business.
Our principal sources of liquidity as of March 31, 2023 were our cash and cash equivalents of $74.2 million and our available borrowings of approximately $1.10 billion under our asset-based revolving lines of credit.
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

The following table summarizes our cash flows for the periods indicated (in millions):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$101.2	$(162.0)
Net cash provided by (used in) investing activities	(44.5)	(22.0)
Net cash provided by (used in) financing activities	(50.2)	11.0
Effect of exchange rate changes on cash and cash equivalents	—	(0.4)
Net increase (decrease) in cash and cash equivalents	$6.5	$(173.4)
Operating Activities
Net cash provided by operating activities was $101.2 million in 2023, compared to net cash used in operating activities of $162.0 million in 2022. Cash from operations increased $263.2 million in 2023 primarily due to an incremental cash inflow of $292.7 million stemming from changes to our net working capital, mainly driven by a favorable change in cash flows related to inventories and accounts receivable compared to the prior year, partially offset by an unfavorable change in cash flows related to accounts payable and accrued expenses. The increase was partially offset by a decrease in net income after adjustments for non-cash items of $29.5 million.
Investing Activities
Net cash used in investing activities was $44.5 million in 2023, compared to $22.0 million in 2022. Cash used in investing activities increased $22.5 million in 2023 primarily due to acquisitions made by the Company during the period. See Note 3 for more information.
Financing Activities
Net cash used in financing activities was $50.2 million in 2023, compared to net cash provided by financing activities of $11.0 million in 2022. Cash from financing activities decreased $61.2 million in 2023 primarily due to an increase in net repayments under our revolving lines of credit, partially offset by a decrease in share repurchases compared to the prior year.
Share Repurchase Program
On February 24, 2022, we announced a new share repurchase program (the “Repurchase Program”), pursuant to which we may purchase up to $500.0 million of our common stock. On February 23, 2023, we announced that our Board authorized and approved an increase of the Repurchase Program by approximately $387.9 million, permitting future share repurchases of $500.0 million after considering actual share repurchases as of such re-authorization date.
Share repurchases under the Repurchase Program may be made from time to time through various means, including open market purchases (including block trades), privately negotiated transactions, accelerated share repurchase transactions or through a series of forward purchase agreements, option contracts or similar agreements and contracts (including Rule 10b5-1 plans) adopted by us, in each case in accordance with the rules and regulations of the Securities and Exchange Commission, including, if applicable, Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing, volume, and nature of share repurchases pursuant to the Repurchase Program are at our discretion and may be suspended or discontinued at any time. Shares repurchased under the Repurchase Program are retired immediately and are included in the category of authorized but unissued shares. Direct and incremental costs associated with the Repurchase Program are deferred and included as a component of the purchase price. The excess of the purchase price over the par value of the common shares is reflected in retained earnings.
The following table sets forth our share repurchases (in millions, except per share data):

	Three Months Ended March 31,
	2023	2022
Total number of shares repurchased	0.4	1.9
Amount repurchased[1]	$23.1	$137.9
Average price per share	$58.21	$59.06

1.Amount paid for the three months ended March 31, 2022 includes $25 million of ASR repurchase price that was evaluated as an unsettled equity forward contract indexed to our common stock and classified within stockholders’ equity as a reduction to additional paid in capital. The final settlement of the ASR occurred in June 2022 and resulted in the delivery of an additional 406,200 shares of our common stock.

Share repurchases for the three months ended March 31, 2023 were made on the open market through a Rule 10b5-1 repurchase plan. During the three months ended March 31, 2023, we incurred de minimis costs directly attributable to the Repurchase Program. Share repurchases for the three months ended March 31, 2022 were made through a combination of open market transactions as well as an ASR. During the three months ended March 31, 2022 we incurred costs directly attributable to the Repurchase Program of approximately $0.3 million.
As of March 31, 2023, we had approximately $476.9 million available for repurchases remaining under the Repurchase Program. See Note 7 in the Notes to Condensed Consolidated Financial Statements for additional information.
Capital Resources
In May 2021, we entered into a series of financing arrangements to refinance certain debt instruments to take advantage of lower market interest rates for our fixed rate indebtedness and to extend maturities (the “2021 Debt Refinancing”). As of March 31, 2023, we had access to the following financing arrangements:
•the 2026 U.S. Revolver, an asset-based revolving line of credit in the U.S., in an amount up to $1.25 billion and with an outstanding balance (net of unamortized debt issuance costs) of $234.8 million;
•the 2026 Canada Revolver, an asset-based revolving line of credit in Canada, in an amount up to $50.0 million and with no outstanding balance;
•the 2028 Term Loan with an outstanding balance (net of unamortized debt issuance costs) of $970.2 million; and
•two separate senior notes instruments, including the 2029 Senior Notes and 2026 Senior Notes, with outstanding balances (net of unamortized debt issuance costs) of $347.0 million and $297.6 million, respectively.
See Note 11 in the Notes to Condensed Consolidated Financial Statements for additional information on our current financing arrangements and the 2021 Debt Refinancing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 have not changed materially during the three months ended March 31, 2023.
Item 4. Controls and Procedures
As of March 31, 2023, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
There have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 13 in the Notes to Condensed Consolidated Financial Statements for information about pending legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to the Company’s purchases of its common stock during the first quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1,2]	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1] (in millions)
January 1 - 31, 2023	—	$—	—	$112.1
February 1 - 28, 2023	—	—	—	$500.0
March 1 - 31, 2023	399,300	58.21	399,300	$476.9
Total	399,300	$58.21	399,300

1.On February 24, 2022, the Company announced a program to repurchase up to $500.0 million of its common stock. On February 23, 2023, the Company announced that its Board authorized and approved an increase of the Repurchase Program by approximately $387.9 million, permitting future share repurchases of $500.0 million.
2.All purchases were made on the open market through a Rule 10b5-1 repurchase plan.
See Note 7 in the Notes to Condensed Consolidated Financial Statements for additional information on our Share Repurchase Program.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1**	Certification pursuant to 18 U.S.C. Section 1350
10.1*+	Description of Beacon Roofing Supply, Inc. Executive Annual Incentive Plan
10.2+	Beacon Roofing Supply, Inc. Deferred Compensation Plan dated February 16, 2023	8-K	10.1	February 17, 2023
101*	101.INS Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
(i)the Condensed Consolidated Balance Sheets as of March 31, 2023; December 31, 2022; and March 31, 2022,
(ii)the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022,
(iii)the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022,
(iv)the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and 2022,
(v)the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and
(vi)the Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: May 5, 2023	BY:	/s/ FRANK A. LONEGRO
Frank A. Lonegro
Executive Vice President & Chief Financial Officer