Form 10-Q
period 2023-06-30
BEACON ROOFING SUPPLY INC
filed 2023-08-04
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, 63,096,013 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.
FORM 10-Q
For the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Condensed Consolidated Financial Statements
BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except per share amounts)

	June 30,	December 31,	June 30,
	2023	2022	2022
Assets
Current assets:
Cash and cash equivalents	$65.8	$67.7	$54.6
Accounts receivable, less allowance of $17.0, $17.2 and $18.2 as of June 30, 2023, December 31, 2022 and June 30, 2022, respectively	1,361.7	1,009.1	1,321.7
Inventories, net	1,352.8	1,322.9	1,548.7
Prepaid expenses and other current assets	512.1	417.8	422.6
Total current assets	3,292.4	2,817.5	3,347.6
Property and equipment, net	380.8	337.0	289.1
Goodwill	1,922.9	1,916.3	1,785.2
Intangibles, net	415.8	447.7	383.4
Operating lease right-of-use assets, net	470.3	467.6	418.0
Deferred income taxes, net	6.8	9.9	58.0
Other assets, net	11.3	7.5	1.4
Total assets	$6,500.3	$6,003.5	$6,282.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,317.4	$821.0	$1,168.9
Accrued expenses	498.0	448.0	476.5
Current portion of operating lease liabilities	97.2	94.5	89.7
Current portion of finance lease liabilities	20.4	16.1	10.9
Current portion of long-term debt/obligations	10.0	10.0	10.0
Total current liabilities	1,943.0	1,389.6	1,756.0
Borrowings under revolving lines of credit, net	67.5	254.9	461.3
Long-term debt, net	1,603.2	1,606.4	1,609.6
Other long-term liabilities	0.7	0.2	0.6
Operating lease liabilities	385.1	382.1	334.4
Finance lease liabilities	78.9	67.0	45.3
Total liabilities	4,078.4	3,700.2	4,207.2
Commitments and contingencies (Note 13)
Convertible Preferred Stock (voting); $0.01 par value; aggregate liquidation preference $400.0; 0.4 shares authorized, issued and outstanding as of June 30, 2023, December 31, 2022 and June 30, 2022 (Note 5)	399.2	399.2	399.2
Stockholders’ equity:
Common stock (voting); $0.01 par value; 100.0 shares authorized; 63.4, 64.2 and 65.0 shares issued and outstanding as of June 30, 2023, December 31, 2022 and June 30, 2022, respectively	0.6	0.6	0.6
Undesignated preferred stock; 5.0 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	1,208.1	1,187.2	1,123.5
Retained earnings	820.1	728.8	562.8
Accumulated other comprehensive income (loss)	(6.1)	(12.5)	(10.6)
Total stockholders’ equity	2,022.7	1,904.1	1,676.3
Total liabilities and stockholders’ equity	$6,500.3	$6,003.5	$6,282.7
See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$2,503.7	$2,358.2	$4,236.0	$4,045.1
Cost of products sold	1,867.5	1,708.0	3,157.9	2,955.4
Gross profit	636.2	650.2	1,078.1	1,089.7
Operating expense:
Selling, general and administrative	358.7	355.4	697.0	664.7
Depreciation	21.8	18.9	42.5	36.4
Amortization	21.4	21.5	43.7	42.9
Total operating expense	401.9	395.8	783.2	744.0
Income (loss) from operations	234.3	254.4	294.9	345.7
Interest expense, financing costs and other, net	26.0	18.9	53.8	35.5
Income (loss) before provision for income taxes	208.3	235.5	241.1	310.2
Provision for (benefit from) income taxes	54.5	61.0	62.5	79.9
Net income (loss)	$153.8	$174.5	$178.6	$230.3

Reconciliation of net income (loss) to net income (loss) attributable to common stockholders:
Net income (loss)	$153.8	$174.5	$178.6	$230.3
Dividends on Preferred Stock	(6.0)	(6.0)	(12.0)	(12.0)
Undistributed income allocated to participating securities	(19.5)	(20.9)	(21.9)	(26.8)
Net income (loss) attributable to common stockholders	$128.3	$147.6	$144.7	$191.5

Weighted-average common stock outstanding:
Basic	63.7	68.1	64.0	69.1
Diluted	65.1	69.5	65.3	70.4

Net income (loss) per share:
Basic	$2.02	$2.17	$2.26	$2.77
Diluted	$1.97	$2.12	$2.22	$2.72

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$153.8	$174.5	$178.6	$230.3
Other comprehensive income (loss):
Foreign currency translation adjustment	2.5	(3.1)	2.3	(1.6)
Unrealized gain (loss) due to change in fair value of derivative financial instruments, net of tax	7.9	2.6	5.1	10.4
Derivative financial instruments reclassified to earnings, net of tax	(0.8)	—	(1.0)	—
Total other comprehensive income (loss)	9.6	(0.5)	6.4	8.8
Comprehensive income (loss)	$163.4	$174.0	$185.0	$239.1
See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited; in millions)

	Common Stock			Retained
	Shares	Amount	APIC[1]	Earnings	AOCI[2]	Total
Three Months Ended June 30, 2023
Balance as of March 31, 2023	64.0	$0.6	$1,197.2	$724.5	$(15.7)	$1,906.6
Repurchase and retirement of common stock, net[3]	(0.7)	—	—	(52.2)	—	(52.2)
Issuance of common stock, net of shares withheld for taxes	0.1	—	2.6	—	—	2.6
Stock-based compensation	—	—	8.3	—	—	8.3
Other comprehensive income (loss)	—	—	—	—	9.6	9.6
Net income (loss)	—	—	—	153.8	—	153.8
Dividends on Preferred Stock	—	—	—	(6.0)	—	(6.0)
Balance as of June 30, 2023	63.4	$0.6	$1,208.1	$820.1	$(6.1)	$2,022.7

Three Months Ended June 30, 2022
Balance as of March 31, 2022	68.7	$0.7	$1,135.9	$619.3	$(10.1)	$1,745.8
Repurchase and retirement of common stock, net[3]	(3.9)	(0.1)	—	(225.0)	—	(225.1)
Net change in equity forward contracts[3]	—	—	(25.0)	—	—	(25.0)
Issuance of common stock, net of shares withheld for taxes	0.2	—	4.6	—	—	4.6
Stock-based compensation	—	—	8.0	—	—	8.0
Other comprehensive income (loss)	—	—	—	—	(0.5)	(0.5)
Net income (loss)	—	—	—	174.5	—	174.5
Dividends on Preferred Stock	—	—	—	(6.0)	—	(6.0)
Balance as of June 30, 2022	65.0	$0.6	$1,123.5	$562.8	$(10.6)	$1,676.3

Six Months Ended June 30, 2023
Balance as of December 31, 2022	64.2	$0.6	$1,187.2	$728.8	$(12.5)	$1,904.1
Repurchase and retirement of common stock, net[3]	(1.1)	—	—	(75.3)	—	(75.3)
Issuance of common stock, net of shares withheld for taxes	0.3	—	6.6	—	—	6.6
Stock-based compensation	—	—	14.3	—	—	14.3
Other comprehensive income (loss)	—	—	—	—	6.4	6.4
Net income (loss)	—	—	—	178.6	—	178.6
Dividends on Preferred Stock	—	—	—	(12.0)	—	(12.0)
Balance as of June 30, 2023	63.4	$0.6	$1,208.1	$820.1	$(6.1)	$2,022.7

Six Months Ended June 30, 2022
Balance as of December 31, 2021	70.4	$0.7	$1,148.6	$682.5	$(19.4)	$1,812.4
Repurchase and retirement of common stock, net[3]	(5.8)	(0.1)	—	(338.0)	—	(338.1)
Net change in equity forward contracts[3]	—	—	(50.0)	—	—	(50.0)
Issuance of common stock, net of shares withheld for taxes	0.4	—	11.8	—	—	11.8
Stock-based compensation	—	—	13.1	—	—	13.1
Other comprehensive income (loss)	—	—	—	—	8.8	8.8
Net income (loss)	—	—	—	230.3	—	230.3
Dividends on Preferred Stock	—	—	—	(12.0)	—	(12.0)
Balance as of June 30, 2022	65.0	$0.6	$1,123.5	$562.8	$(10.6)	$1,676.3

1.Additional Paid-in Capital (“APIC”).
2.Accumulated Other Comprehensive Income (Loss) (“AOCI”).
3.See Note 7 for additional information.
See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income (loss)	$178.6	$230.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	86.2	79.3
Stock-based compensation	14.3	13.1
Certain interest expense and other financing costs	1.3	2.6
Gain on sale of fixed assets and other	(9.5)	(2.9)
Deferred income taxes	1.6	0.7
Changes in operating assets and liabilities:
Accounts receivable	(346.5)	(466.1)
Inventories	(19.5)	(385.0)
Prepaid expenses and other current assets	(87.2)	(47.1)
Accounts payable and accrued expenses	539.2	383.7
Other assets and liabilities	0.2	4.4
Net cash provided by (used in) operating activities	358.7	(187.0)

Investing Activities
Purchases of property and equipment	(60.3)	(39.8)
Acquisition of business, net	(30.5)	(16.7)
Proceeds from sale of assets	10.7	3.0
Purchases of investments	(0.9)	—
Net cash provided by (used in) investing activities	(81.0)	(53.5)

Financing Activities
Borrowings under revolving lines of credit	840.7	1,365.9
Payments under revolving lines of credit	(1,028.8)	(898.1)
Payments under term loan	(5.0)	(5.0)
Payments under equipment financing facilities and finance leases	(9.1)	(4.9)
Repurchase and retirement of common stock, net	(72.4)	(338.1)
Advance payment for equity forward contract	—	(50.0)
Payment of dividends on Preferred Stock	(12.0)	(12.0)
Proceeds from issuance of common stock related to equity awards	8.1	12.2
Payment of taxes related to net share settlement of equity awards	(1.5)	(0.4)
Net cash provided by (used in) financing activities	(280.0)	69.6

Effect of exchange rate changes on cash and cash equivalents	0.4	(0.3)

Net increase (decrease) in cash and cash equivalents	(1.9)	(171.2)
Cash and cash equivalents, beginning of period	67.7	225.8
Cash and cash equivalents, end of period	$65.8	$54.6

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$53.4	$37.1
Income taxes, net of refunds[1]	$31.3	$57.4
Supplemental Disclosure of Non-Cash Activities
Amounts accrued for repurchases of common stock, inclusive of excise tax	$2.9	$—

1.Six months ended June 30, 2022 amount includes $18.6 million related to the transition period from October 1, 2021 to December 31, 2021.

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
The balance sheet as of June 30, 2022 has been presented for a better understanding of the impact of seasonal fluctuations on the Company’s financial condition. The three-month periods ended June 30, 2023 and 2022 each had 64 business days. The six-month periods ended June 30, 2023 and 2022 had 128 and 127 business days, respectively.
In management’s opinion, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2023.
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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional practical expedients to ease the potential burden in accounting for contract modifications and hedge accounting related to reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Specifically, entities can elect to not apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. Also, entities can elect various optional expedients that would allow it to continue to apply hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. Adoption of the provisions of ASU 2020-04 are optional and expedients may be elected over time as reference rate reform activities occur. Further, in December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” extending the sunset date under Topic 848 from December 31, 2022 to December 31, 2024 to align the temporary accounting relief guidance with the LIBOR cessation date of June 30, 2023. During the three months ended March 31, 2023, the Company adopted the optional relief guidance provided under ASU 2020-04 after entering into a new interest rate swap agreement with a reference rate indexed to SOFR, thereby creating a temporary mismatch in the referenced interest rate index of the Company’s interest rate swap and the hedged variable rate interest payments pursuant to the Company’s Term Loan. See Note 17 for further details of the transaction. The optional expedient did not have a material impact on the Company’s financial statements and related disclosures. Additionally, during the three months ended June 30, 2023, the Company entered into the second amendment to the 2026 ABL, which replaced the reference rate from LIBOR with a

Secured Overnight Financing Rate (“Term SOFR”). See Note 11 for further details of the transaction. In connection with this amendment, the Company adopted ASU 2020-04 and elected the debt accounting optional expedient. The optional expedient did not have a material impact on the Company’s financial statements and related disclosures. In July 2023, the Company entered into the second amendment to the 2028 Term Loan, which replaced the reference rate from LIBOR with a Secured Overnight Financing Rate (“Term SOFR”). See Note 11 for further details of the transaction. In connection with this amendment, the Company will elect the debt accounting optional expedient. The Company may also take advantage of other optional relief guidance offered under ASU 2020-04 in the future and will evaluate and disclose the impact of this guidance in the period of election, as well as the nature and reason for doing so.
Recent Accounting Pronouncements—Not Yet Adopted
There were no recent accounting pronouncements not yet adopted through June 30, 2023 that are applicable to the Company except as discussed in ASU 2020-04 above.
3. Acquisitions
The following table presents the Company’s acquisitions between January 1, 2022 and June 30, 2023. The Company acquired 100% of the equity or substantially all of the assets in each case. The Company has not provided pro forma results of operations for any of the transactions below, as the transactions individually and in the aggregate for the respective year are not material to the Company. The results of operations for these transactions are included in the Company’s condensed consolidated statements of operations from the date of the acquisition (dollars in millions):

Date Acquired	Company Name	Region	Branches	Goodwill Recognized[1]	Intangible Assets Acquired[1]
June 12, 2023	Silver State Building Materials, Inc.	Nevada	1	$0.5	$0.9
March 31, 2023	Al's Roofing Supply, Inc.	California	4	$3.1	$7.1
March 31, 2023	Prince Building Systems, LLC	Wisconsin	1	$0.1	$2.0
January 4, 2023	First Coastal Exteriors, LLC	Alabama and Mississippi	2	$0.7	$1.9
December 30, 2022	Whitney Building Products	Massachusetts	1	$2.7	$2.8
November 1, 2022	Coastal Construction Products	Florida, Illinois, Alabama, Georgia, Arkansas, Tennessee, and North Carolina	18	$131.9	$102.7
June 1, 2022	Complete Supply, Inc.	Illinois	1	$8.6	$4.6
April 29, 2022	Wichita Falls Builders Wholesale, Inc.	Texas	1	$0.4	$0.5
January 1, 2022	Crabtree Siding and Supply	Tennessee	1	$0.1	$0.1

1.For Silver State Building Materials, Inc., Al’s Roofing Supply, Inc., Prince Building Systems, LLC, First Coastal Exteriors, LLC, Whitney Building Products and Coastal Construction Products, the measurement period is still open and amounts are based on provisional estimates of the fair value of assets acquired and liabilities assumed as of June 30, 2023.
In each company’s respective fiscal year prior to being acquired by Beacon, the companies listed above produced aggregate annual sales of approximately $346.1 million. The total transaction costs incurred by the Company for these acquisitions for the three and six months ended June 30, 2023 were $1.2 million and $2.8 million, respectively. Of the $148.1 million of goodwill recognized for these acquisitions, $73.0 million is deductible for tax purposes.

4. Net Sales
The following table presents the Company’s net sales by line of business and geography (in millions):

	U.S.	Canada	Total
Three Months Ended June 30, 2023
Residential roofing products	$1,276.1	$21.9	$1,298.0
Non-residential roofing products	615.7	55.1	670.8
Complementary building products	531.7	3.2	534.9
Total net sales	$2,423.5	$80.2	$2,503.7

Three Months Ended June 30, 2022
Residential roofing products	$1,168.6	$27.5	$1,196.1
Non-residential roofing products	634.8	47.8	682.6
Complementary building products	476.1	3.4	479.5
Total net sales	$2,279.5	$78.7	$2,358.2

Six Months Ended June 30, 2023
Residential roofing products	$2,120.1	$28.0	$2,148.1
Non-residential roofing products	1,041.8	79.0	1,120.8
Complementary building products	962.5	4.6	967.1
Total net sales	$4,124.4	$111.6	$4,236.0

Six Months Ended June 30, 2022
Residential roofing products	$2,004.4	$38.2	$2,042.6
Non-residential roofing products	1,092.2	78.1	1,170.3
Complementary building products	826.9	5.3	832.2
Total net sales	$3,923.5	$121.6	$4,045.1
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
In connection with the acquisition of Allied Building Products Corp. on January 2, 2018, the Company completed the sale of 400,000 shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with an aggregate liquidation preference of $400.0 million, at a purchase price of $1,000 per share, to CD&R Boulder Holdings, L.P. (“CD&R Holdings”). On July 6, 2023, the Company reached an agreement with Clayton, Dubilier & Rice, LLC (“CD&R”) to repurchase all 400,000 issued and outstanding shares of Preferred Stock held by CD&R’s affiliate, CD&R Holdings, with such transaction completed on July 31, 2023. Refer to Note 18 for further details regarding this transaction.
Before such repurchase occurred, the Preferred Stock was convertible perpetual participating preferred stock of the Company, and conversion of the Preferred Stock into $0.01 par value shares of the Company’s common stock would have been at a conversion price of $41.26 per share (or 9,694,619 shares of common stock). The Preferred Stock accumulated dividends at a rate of 6.0% per annum (payable quarterly in cash or in-kind, subject to certain conditions). The Preferred Stock was not mandatorily redeemable; therefore, it was classified as mezzanine equity in the Company’s condensed consolidated balance sheets. Holders of Preferred Stock would have participated in dividends on an as-converted basis if declared on common shares. As a result, Preferred Stock was classified as a participating security and thereby required the allocation of income that would have otherwise been available to common stockholders when calculating net income (loss) per share.

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
The following table presents the components and calculations of basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$153.8	$174.5	$178.6	$230.3
Dividends on Preferred Stock	(6.0)	(6.0)	(12.0)	(12.0)
Undistributed income allocated to participating securities	(19.5)	(20.9)	(21.9)	(26.8)
Net income (loss) attributable to common stockholders – Basic and Diluted	$128.3	$147.6	$144.7	$191.5

Denominator:
Weighted-average common shares outstanding – Basic	63.7	68.1	64.0	69.1
Effect of common share equivalents	1.4	1.4	1.3	1.3
Weighted-average common shares outstanding – Diluted	65.1	69.5	65.3	70.4

Net income (loss) per share:
Net income (loss) per share – Basic	$2.02	$2.17	$2.26	$2.77
Net income (loss) per share – Diluted	$1.97	$2.12	$2.22	$2.72
The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per share because the effect was either anti-dilutive or the requisite performance conditions were not met (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	0.3	0.2	0.3	0.1
Restricted stock units	—	—	0.1	—
Preferred Stock	9.7	9.7	9.7	9.7
Equity forward contract	—	0.9	—	0.9
6. Stock-based Compensation
On December 23, 2019, the Board of Directors of the Company (the “Board”) approved the Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan (the “2014 Plan”). On February 11, 2020, the stockholders of the Company approved an additional 4,850,000 shares to be reserved for issuance under the 2014 Plan. The 2014 Plan, which was originally approved by the stockholders on February 12, 2014, provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights to selected employees and non-employee directors. The 2014 Plan mandates that all shares underlying lapsed, forfeited, expired, terminated, cancelled and withheld awards, including those from the predecessor plan, be returned to the 2014 Plan and made available for issuance. As of June 30, 2023, there were 2,900,286 shares of common stock available for issuance pursuant to the 2014 Plan. The 2014 Plan is the only plan maintained by the Company pursuant to which equity awards are granted.
All unvested employee equity awards contain a “double trigger” change in control mechanism to the extent such employee equity award is continued or assumed after a change in control. If an award is not continued or assumed by a public company in an equitable manner, such award shall become vested immediately prior to a change in control (in the case of a restricted stock unit award with performance conditions at the then-calculable payout percentage for any completed annual performance periods and at 100% for any annual performance periods not yet calculable, and in the case of a restricted stock unit award with market performance conditions at 100% of the award then earned but not then vested). If an award is so continued or assumed, vesting will continue in accordance with the terms of the award, unless there is a qualifying termination (without cause or for good reason) within one-year following the change in control, in which event the award shall immediately become vested (in the case of a restricted stock unit award with performance conditions at the then-calculable payout percentage for any completed annual performance periods and at 100% for any annual performance periods not yet calculable, and in the case of a restricted stock unit award with market performance conditions at 100% of the award then earned but not then vested).
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
The fair values of the options granted for the periods presented were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	4.26%	1.93%
Expected volatility	49.92%	48.89%
Expected life (in years)	5.12	5.14
Dividend yield	—	—
The following table summarizes all stock option activity for the six months ended June 30, 2023 (in millions, except per share amounts and time periods):

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of December 31, 2022	1.3	$38.73	6.0	$20.7
Granted	0.1	65.00
Exercised	(0.2)	37.99
Canceled/Forfeited	(0.0)	49.68
Balance as of June 30, 2023	1.2	$41.09	6.2	$52.5
Vested and expected to vest after June 30, 2023	1.2	$40.76	6.1	$52.0
Exercisable as of June 30, 2023	0.9	$36.19	5.3	$43.4

1.Aggregate intrinsic value represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.
During each of the three months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense related to stock options of $1.1 million. During the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense related to stock options of $2.0 million and $1.9 million, respectively. As of June 30, 2023, there was $5.9 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years. The following table summarizes additional information on stock options (in millions, except per share amounts):

	Six Months Ended June 30,
	2023	2022
Weighted-average fair value per share of stock options granted	$31.86	$26.50
Total grant date fair value of stock options vested	$1.9	$0.2
Total intrinsic value of stock options exercised	$5.9	$7.6

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
The following table summarizes all RSU activity for the six months ended June 30, 2023 (in millions, except grant date fair value amounts):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2022	1.2	$45.60
Granted	0.4	$62.98
Released	(0.1)	$45.74
Canceled/Forfeited	(0.0)	$53.40
Balance as of June 30, 2023	1.5	$50.13
Vested and expected to vest after June 30, 2023[1]	1.6	$48.94

1.As of June 30, 2023, outstanding awards with performance conditions were expected to vest at greater than 100% of their original grant amount.
During the three months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense related to RSUs of $7.2 million and $6.9 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense related to RSUs of $12.3 million and $11.2 million, respectively. As of June 30, 2023, there was $39.0 million of unrecognized compensation expense related to unvested RSUs (including unrecognized expense for RSUs with performance conditions at their estimated value as of June 30, 2023), which is expected to be recognized over a weighted-average period of 2.2 years.
The following table summarizes additional information regarding RSUs (in millions, except per share amounts):

	Six Months Ended June 30,
	2023	2022
Weighted-average fair value per share of RSUs granted	$62.98	$50.94
Total grant date fair value of RSUs vested	$4.1	$2.1
Total intrinsic value of RSUs released	$5.3	$2.0
Employee Stock Purchase Plan
On March 20, 2023, the Board adopted the Company’s 2023 Employee Stock Purchase Plan (the “ESPP”), subject to stockholder approval, which was subsequently obtained on May 17, 2023 in conjunction with the 2023 Annual Meeting of Stockholders. The ESPP allows eligible employees to acquire shares of the Company’s common stock through payroll deductions over six-month offering periods. The purchase price per share is equal to 85% of the lesser of (1) the fair market value of a share of the Company’s common stock on the offering date, defined as the first trading day of the offering period, or (2) the fair market value of a share of the Company’s common stock on the purchase date, defined as the last trading day of the offering period; provided that the purchase price is not less than the $0.01 par value per share of the common stock. Participant purchases are limited to a maximum of $12,500 per offering period (or $25,000 per calendar year). The Company is authorized to grant up to 1,000,000 shares of its common stock under the ESPP.
The first offering period commenced on July 1, 2023 and will end on December 31, 2023. As of June 30, 2023, the Company has not issued any shares of common stock nor recognized any equity-based compensation expense related to the ESPP.

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
Share repurchases under the Repurchase Program may be made from time to time through various means, including open market purchases (including block trades), privately negotiated transactions, accelerated share repurchase transactions (“ASR”) or through a series of forward purchase agreements, option contracts or similar agreements and contracts (including Rule 10b5-1 plans) adopted by the Company, in each case in accordance with the rules and regulations of the Securities and Exchange Commission, including, if applicable, Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing, volume, and nature of share repurchases pursuant to the Repurchase Program are at the discretion of management and may be suspended or discontinued at any time. Shares repurchased under the Repurchase Program are retired immediately and are included in the category of authorized but unissued shares. Direct and incremental costs associated with the Repurchase Program are deferred and included as a component of the purchase price. The excess of the purchase price over the par value of the common shares is reflected in retained earnings.
The following table sets forth the Company’s share repurchases (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total number of shares repurchased[1]	0.8	3.9	1.2	5.8
Amount repurchased[1,2]	$51.6	$250.0	$74.8	$387.9
Average price per share	$66.72	$57.90	$63.82	$58.28

1.Total shares repurchased for the three months ended June 30, 2022 includes 406,200 shares received for $25 million of the March 2022 ASR repurchase price that was evaluated as an unsettled equity forward contract indexed to the Company’s common stock as of March 31, 2022.
2.Amount paid for the three and six months ended June 30, 2022 includes $50 million of the June 2022 ASR repurchase price that was evaluated as an unsettled equity forward contract indexed to the Company’s common stock and classified within stockholders’ equity as a reduction to additional paid in capital. The final settlement of the June 2022 ASR occurred in the fourth quarter of 2022 and resulted in the delivery of an additional 1.1 million shares of the Company’s common stock.
Share repurchases for the three and six months ended June 30, 2023 were made on the open market through a Rule 10b5-1 repurchase plan. During the three and six months ended June 30, 2023, the Company incurred costs directly attributable to the Repurchase Program of approximately $0.6 million. Share repurchases for the three and six months ended June 30, 2022 were made through a combination of open market transactions as well as through two ASRs. During the three and six months ended June 30, 2022, the Company incurred costs directly attributable to the Repurchase Program of approximately $0.2 million and $0.3 million, respectively.
As of June 30, 2023, the Company had approximately $425.3 million available for repurchases remaining under the Repurchase Program.
8. Prepaid Expenses and Other Current Assets
The following table summarizes the significant components of prepaid expenses and other current assets (in millions):

	June 30,	December 31,	June 30,
	2023	2022	2022
Vendor rebates	$413.7	$335.9	$364.2
Other	98.4	81.9	58.4
Total prepaid expenses and other current assets	$512.1	$417.8	$422.6

9. Goodwill and Intangible Assets
Goodwill
The following table sets forth the change in the carrying amount of goodwill during the six months ended June 30, 2023 (in millions):

Balance as of December 31, 2022	$1,916.3
Acquisitions	6.0
Translation and other adjustments	0.6
Balance as of June 30, 2023	$1,922.9
The changes in the carrying amount of goodwill for the six months ended June 30, 2023 were driven primarily by the Company’s recent acquisitions. See Note 3 for additional information.
Intangible Assets
The intangible asset lives range from 2 to 20 years. The following table summarizes intangible assets by category (in millions, except time periods):

	June 30,	December 31,	June 30,	Weighted-Average Remaining
	2023	2022	2022	Life[1] (Years)
Amortizable intangible assets:
Customer relationships	$1,210.2	$1,198.1	$1,097.5	15.6
Trademarks	4.5	4.5	1.0	1.3
Total amortizable intangible assets	1,214.7	1,202.6	1,098.5	15.5
Accumulated amortization	(808.7)	(764.7)	(724.9)
Total amortizable intangible assets, net	406.0	437.9	373.6
Indefinite-lived trademarks	9.8	9.8	9.8
Total intangibles, net	$415.8	$447.7	$383.4

1.As of June 30, 2023.
Amortization expense relating to the above-listed intangible assets for the three months ended June 30, 2023 and 2022 was $21.4 million and $21.5 million, respectively. Amortization expense relating to the above-listed intangible assets for the six months ended June 30, 2023 and 2022 was $43.7 million and $42.9 million, respectively.
The following table summarizes the estimated future amortization expense for intangible assets (in millions):

Year Ending December 31,
2023 (July - December)	$39.7
2024	69.4
2025	56.8
2026	48.2
2027	39.2
Thereafter	152.7
Total future amortization expense	$406.0

10. Accrued Expenses
The following table summarizes the significant components of accrued expenses (in millions):

	June 30,	December 31,	June 30,
	2023	2022	2022
Inventory	$229.5	$106.9	$187.7
Customer rebates	63.3	112.8	56.8
Payroll and employee benefit costs	60.4	118.6	102.4
Selling, general and administrative	106.3	96.0	88.2
Income taxes	35.8	7.8	38.2
Interest and other	2.7	5.9	3.2
Total accrued expenses	$498.0	$448.0	$476.5
11. Financing Arrangements
The following table summarizes all outstanding debt (presented net of unamortized debt issuance costs) and other financing arrangements (in millions):

	June 30,	December 31,	June 30,
	2023	2022	2022
Revolving Lines of Credit
2026 ABL:
2026 U.S. Revolver[1]	$67.5	$254.9	$455.1
2026 Canada Revolver	—	—	6.2
Borrowings under revolving lines of credit, net	$67.5	$254.9	$461.3

Long-term Debt, net
Term Loan:
2028 Term Loan[2]	$968.3	$972.2	$975.9
Current portion	(10.0)	(10.0)	(10.0)
Long-term borrowings under term loan	958.3	962.2	965.9
Senior Notes:
2026 Senior Notes[3]	297.8	297.4	297.1
2029 Senior Notes[4]	347.1	346.8	346.6
Long-term borrowings under senior notes	644.9	644.2	643.7
Long-term debt, net	$1,603.2	$1,606.4	$1,609.6

1.Effective rate on borrowings of 7.21%, 5.45%, and 2.48% as of June 30, 2023, December 31, 2022 and June 30, 2022, respectively.
2.Interest rate of 7.40%, 6.32% and 3.31% as of June 30, 2023, December 31, 2022 and June 30, 2022, respectively.
3.Interest rate of 4.50% for all periods presented.
4.Interest rate of 4.125% for all periods presented.
2021 Debt Refinancing
In May 2021, the Company entered into various financing arrangements to refinance certain debt instruments to take advantage of lower market interest rates for the Company’s fixed rate indebtedness and to extend maturities (the “2021 Debt Refinancing”). The transactions included a new $350.0 million issuance of senior notes (the “2029 Senior Notes”). In addition, the Company entered into a second amended and restated credit agreement for its $1.30 billion asset-based revolving line of credit (the “2026 ABL”), and an amended and restated term loan credit agreement for a term loan of $1.00 billion (the “2028 Term Loan”), which together are defined as the “Senior Secured Credit Facilities.”
On May 19, 2021, the Company used the net proceeds from the 2029 Senior Notes offering, together with cash on hand and borrowings under the Senior Secured Credit Facilities, to redeem all $1.30 billion aggregate principal amount outstanding of the

Company’s 4.875% Senior Notes due 2025 at a redemption price of 102.438%, to refinance all outstanding borrowings under the Company’s previous term loan, and to pay all related accrued interest, fees and expenses.
The Company capitalized debt issuance costs totaling $29.0 million related to the 2029 Senior Notes, 2026 ABL and 2028 Term Loan, which are being amortized over the terms of the financing arrangements.
2029 Senior Notes
On May 10, 2021, the Company and certain subsidiaries of the Company as guarantors completed a private offering of $350.0 million aggregate principal amount of 4.125% senior unsecured notes due 2029 at an issue price equal to par. The 2029 Senior Notes mature on May 15, 2029 and bear interest at a rate of 4.125% per annum, payable on May 15 and November 15 of each year, which commenced on November 15, 2021. The 2029 Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s active United States subsidiaries.
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
As of June 30, 2023, the outstanding balance on the 2029 Senior Notes, net of $2.9 million of unamortized debt issuance costs, was $347.1 million.
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
On June 6, 2023, the Company entered into Amendment No. 2 to the 2026 ABL (the “2026 ABL Amendment No. 2”) with Wells Fargo Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto. The 2026 ABL Amendment No. 2, among other things, (i) replaces the LIBOR interest rate index and its related borrowing mechanics under the 2026 ABL with a Term SOFR interest rate index and its related borrowing mechanics, and (ii) updates certain other provisions of the 2026 ABL to reflect the transition from LIBOR to Term SOFR. Except as amended by the 2026 ABL Amendment No. 2, the remaining terms of the 2026 ABL remain in full force and effect.
The 2026 ABL contains a springing financial covenant that requires a minimum 1.00 : 1.00 Fixed Charge Coverage Ratio (consolidated EBITDA less capital expenditures to fixed charges, each as defined in the 2026 ABL credit agreement) as of the end of each fiscal quarter (in each case, calculated on a trailing four fiscal quarter basis). The covenant would become operative if the Company failed to maintain a specified minimum amount of availability to borrow under the 2026 ABL, which was not applicable to the Company as of June 30, 2023.
In addition, the Senior Secured Credit Facilities and the 2029 Senior Notes are subject to negative covenants that, among other things and subject to certain exceptions, limit the Company’s ability and the ability of its restricted subsidiaries to: (i) incur indebtedness (including guarantee obligations); (ii) incur liens; (iii) engage in mergers or other fundamental changes; (iv) dispose of certain property or assets; (v) make certain payments, dividends or other distributions; (vi) make certain acquisitions, investments, loans and advances; (vii) prepay certain indebtedness; (viii) change the nature of their business; (ix) engage in certain transactions with affiliates; (x) engage in sale-leaseback transactions; and (xi) enter into certain other restrictive agreements. The 2026 ABL is secured by a first priority lien over substantially all of the Company’s and each guarantor’s accounts and other receivables, chattel paper, deposit accounts (excluding any such account containing identifiable proceeds of Term Priority Collateral (as defined below)), inventory, and, to the extent related to the foregoing and other ABL Priority Collateral, general intangibles (excluding equity interests in any subsidiary of the Company and all intellectual property), instruments, investment property (but not equity interests in any subsidiary of the Company), commercial tort claims, letters of credit, supporting obligations and letter of credit rights, together with all books, records and documents related to, and all proceeds and products of, the foregoing, subject to certain customary exceptions (the “ABL Priority Collateral”), and a second priority lien over substantially all of the Company’s and each guarantor’s other assets, including all of the equity interests of any subsidiary held by the Company or any guarantor, subject to certain customary exceptions (the “Term Priority Collateral”). Beacon Sales Acquisition, Inc., a Delaware corporation and subsidiary of the Company, is a U.S. Borrower under the 2026 ABL and Beacon Roofing Supply Canada Company, an unlimited liability company organized under the laws of Nova Scotia and subsidiary of the Company, is a Canadian borrower under the 2026 ABL. The 2026 ABL is fully and unconditionally guaranteed, on a joint and several basis, by the Company’s active U.S. subsidiaries.
As of June 30, 2023, the outstanding balance on the 2026 ABL, net of $4.8 million of unamortized debt issuance costs, was $67.5 million. The Company also had outstanding standby letters of credit related to the 2026 U.S. Revolver in the amount of $15.7 million as of June 30, 2023.
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
On July 3, 2023, the Company entered into Amendment No. 2 to the 2028 Term Loan (the “2028 Term Loan Amendment No. 2”) with Citibank, N.A., as administrative agent and collateral agent, and the lenders party thereto. The 2028 Term Loan Amendment No. 2, among other things, (i) replaces the LIBOR interest rate index and its related borrowing mechanics under the 2028 Term Loan with a Term SOFR interest rate index and its related borrowing mechanics, and (ii) updates certain other provisions of the 2028 Term Loan to reflect the transition from LIBOR to Term SOFR. Except as amended by the 2028 Term Loan Amendment No. 2, the remaining terms of the 2028 Term Loan remain in full force and effect.
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
As of June 30, 2023, the outstanding balance on the 2028 Term Loan, net of $11.7 million of unamortized debt issuance costs, was $968.3 million.
Other Financing Arrangements
2026 Senior Notes
On October 9, 2019, the Company, and certain subsidiaries of the Company as guarantors, completed a private offering of $300.0 million aggregate principal amount of 4.50% Senior Secured Notes due 2026 (the “2026 Senior Notes”) at an issue price equal to par. The 2026 Senior Notes mature on November 15, 2026 and bear interest at a rate of 4.50% per annum, payable on May 15 and November 15 of each year, commencing on May 15, 2020. The 2026 Senior Notes and related subsidiary guarantees are secured by a shared first-priority lien on the Term Priority Collateral and a shared second-priority lien on the ABL Priority Collateral. Certain excluded assets will not be included in the Term Priority Collateral and the ABL Priority Collateral. The 2026 Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s active U.S. subsidiaries.
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

As of June 30, 2023, the outstanding balance on the 2026 Senior Notes, net of $2.2 million of unamortized debt issuance costs, was $297.8 million.
2030 Senior Notes
On July 31, 2023, the Company, and certain subsidiaries of the Company as guarantors, completed a private offering of $600.0 million aggregate principal amount of 6.500% Senior Secured Notes due 2030 (the “2030 Senior Notes”) at an issue price equal to par. The 2030 Senior Notes mature on August 1, 2030 and bear interest at a rate of 6.500% per annum, payable on February 1 and August 1 of each year, commencing on February 1, 2024.
The 2030 Senior Notes and related subsidiary guarantees were offered and sold in a private transaction exempt from the registration requirements of the Securities Act, to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to non-U.S. persons outside of the United States pursuant to Regulation S under the Securities Act. The 2030 Senior Notes and related subsidiary guarantees have not been, and will not be, registered under the Securities Act or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and other applicable securities laws.
Due to the 2030 Senior Notes being issued after the quarter end, as of June 30, 2023, there was no outstanding balance on the 2030 Senior Notes. The Company will account for the 2030 Senior Notes as a new debt issuance.
Refer to Note 18 for further details of the transaction, including intended use of proceeds.
12. Leases
The following table summarizes components of lease costs recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$30.6	$27.3	$60.6	$54.7
Finance lease costs:
Amortization of right-of-use assets	5.2	3.1	9.8	5.8
Interest on lease obligations	1.3	0.5	2.4	1.0
Variable lease costs	3.1	2.2	5.9	4.4
Total lease costs	$40.1	$33.2	$78.7	$65.9
The following table presents supplemental cash flow information related to the Company’s leases (in millions):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$57.7	$51.7
Operating cash flows from finance leases	$2.3	$0.9
Financing cash flows from finance leases	$9.1	$4.9
Right-of-use assets obtained in exchange for new finance lease liabilities	$25.3	$30.5
Right-of-use assets obtained in exchange for new operating lease liabilities	$22.5	$14.4
As of June 30, 2023, the Company’s operating leases had a weighted-average remaining lease term of 6.1 years and a weighted-average discount rate of 4.79%, and the Company’s finance leases had a weighted-average remaining lease term of 4.7 years and a weighted-average discount rate of 5.47%.

The following table summarizes future lease payments as of June 30, 2023 (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2023 (July - December)	$59.4	$12.6
2024	112.1	25.1
2025	93.7	24.8
2026	80.7	23.3
2027	64.1	18.3
Thereafter	148.2	8.5
Total future lease payments	558.2	112.6
Imputed interest	(75.9)	(13.3)
Total lease liabilities	$482.3	$99.3
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
In December 2018, a Company vehicle was involved in an accident that resulted in a fatality. The estate of the decedent and two bystanders filed a lawsuit in October 2019 in the Fourth Judicial District Court for Utah County, Provo Division, against the driver and the Company. Trial was held in late August 2022; the jury determined that the truck driver was not liable for the accident. The plaintiffs filed post-trial motions seeking a judgment as a matter of law or for a new trial. In April 2023, the trial court ruled on the plaintiffs’ motions, granting plaintiffs’ judgment against the driver and ordering that the second phase of the trial proceed. On June 29, 2023, the Utah appeals court granted the Company’s petition for an interlocutory appeal. As the trial court ruling is under appeal, there is not a probable loss with respect to this matter, and any potential loss in regard to this matter is not reasonably estimable. Accordingly, the Company has not accrued any amounts related to this matter within its financial statements as of June 30, 2023.
14. Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is composed of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity. The following table summarizes the components of, and changes in, AOCI (in millions):

	Foreign Currency Translation	Derivative Financial Instruments	AOCI
Balance as of December 31, 2022	$(22.2)	$9.7	$(12.5)
Other comprehensive income before reclassifications	2.3	5.1	7.4
Reclassifications out of other comprehensive loss	—	(1.0)	(1.0)
Balance as of June 30, 2023	$(19.9)	$13.8	$(6.1)
Gains (losses) on derivative instruments are reclassified in the condensed consolidated statements of operations in interest expense, financing costs and other, net in the period in which the hedged transaction affects earnings.

15. Geographic Data
The following table summarizes certain geographic information (in millions):

	June 30,	December 31,	June 30,
	2023	2022	2022
Long-lived assets:
U.S.	$786.2	$770.6	$653.8
Canada	11.9	11.8	10.3
Total long-lived assets	$798.1	$782.4	$664.1
16. Fair Value Measurement
As of June 30, 2023, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).
As of June 30, 2023, based upon recent trading prices (Level 2), the fair value of the Company’s $300.0 million 2026 Senior Notes was $285.0 million, and the fair value of the $350.0 million 2029 Senior Notes was $309.8 million.
As of June 30, 2023, the fair value of the Company’s term loan and revolving lines of credit approximated the amount outstanding. The Company estimates the fair value of its term loan and revolving lines of credit by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).
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
On March 16, 2023, the Company novated its 5-year swap agreement to another counterparty and, in connection with such novation, amended the interest rate swap agreement. The amendment changed the index rate from LIBOR to Term SOFR, increased the total notional amount of the interest rate swap to $500.0 million, and extended the termination date to March 31, 2027 (the “2027 interest rate swap”). Specifically, the fixed rate of 1.49% indexed to LIBOR was modified to 3.00% indexed to Term SOFR. The Company used a strategy commonly referred to as “blend and extend” which allows the asset position of the novated 5-year swap agreement of approximately $9.9 million to be effectively blended into the new 2027 interest rate swap agreement. As a result of this transaction, on March 16, 2023, the 5-year swap agreement was de-designated and the unrealized gain of $9.9 million included within accumulated other comprehensive income was frozen and will be ratably reclassified as a reduction to interest expense, financing costs and other, net over the original term of the 5-year swap, or through August 30, 2024 as the hedged transactions affect earnings. Additionally, the 2027 interest rate swap had a fair value of $9.9 million at inception and will be ratably recorded to accumulated other comprehensive income and reclassified to interest expense, financing costs and other, net over the term of the 2027 interest rate swap, or through March 31, 2027 as the hedged transactions affect earnings. At the inception of the 2027 interest rate swap, the Company determined that the swap qualified for cash flow hedge accounting under ASC 815. Therefore, changes in the fair value of the swap, net of taxes, will be recognized in other comprehensive income each period, then reclassified into the condensed consolidated statements of operations as a component of interest expense, financing costs and other, net in the period in which the hedged transaction affects earnings. The 2027 interest rate swap is the only swap agreement outstanding as of June 30, 2023.
The effectiveness of the outstanding 2027 interest rate swap will be assessed qualitatively by the Company during the life of the hedge by (i) comparing the current terms of the hedge with the related hedged debt to assure they continue to coincide and (ii) through an evaluation of the ability of the counterparty to the hedge to honor its obligations under the hedge. The Company performed a qualitative analysis as of June 30, 2023 and concluded that the outstanding 2027 interest rate swap continues to meet the requirements under ASC 815 to qualify for cash flow hedge accounting. As of June 30, 2023, the fair value of the 2027 interest rate swap, net of tax, was $14.8 million in favor of the Company.
During the three and six months ended June 30, 2023, the Company reclassified a gain of $0.8 million and $1.0 million out of accumulated other comprehensive income and to interest expense, financing costs and other, net, respectively. Approximately $11.0 million of net gains included in accumulated other comprehensive income (loss) at June 30, 2023 is expected to be reclassified into earnings within the next 12 months as interest payments are made on the Company’s Term Loan and amortization of the frozen AOCI on the 5-year swap and inception date fair value of the 2027 interest rate swap occurs. The Company records any differences paid or received on its interest rate hedges to interest expense, financing costs and other, net within the condensed consolidated statements of operations.
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

		Net Assets (Liabilities) as of
		June 30,	December 31,	June 30,
Instrument	Fair Value Hierarchy	2023	2022	2022
Designated interest rate swaps[1]	Level 2	$14.8	$9.7	$6.3

1.Assets are included in the condensed consolidated balance sheets in prepaid expenses and other current assets, while liabilities are included in accrued expenses.
The following table summarizes the amounts of gain (loss) on the change in fair value of the designated interest rate swaps recognized in other comprehensive income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Instrument	2023	2022	2023	2022
Designated interest rate swaps	$7.9	$2.6	$5.1	$10.4
18. Subsequent Events
On July 31, 2023 (the “Repurchase Date”), the Company repurchased (the “Repurchase”) all 400,000 issued and outstanding shares of the Preferred Stock, held by CD&R’s affiliate, CD&R Holdings (the shares of Preferred Stock held by CD&R Holdings, the “Shares”), pursuant to a letter agreement dated July 6, 2023 (the “Repurchase Letter Agreement”).
On the Repurchase Date, the Company repurchased the Shares in cash for $805.4 million, including $0.9 million of accrued but unpaid dividends as of the Repurchase Date (the “Repurchase Price”). In connection with the Repurchase, CD&R Holdings agreed that for as long as Philip Knisely or Nathan Sleeper remains a member of the Company’s board of directors and for a period of six months thereafter, the customary voting, standstill, and transfer restrictions set forth in the original Investment Agreement with respect to the Preferred Stock will continue to apply to CD&R Holdings and its related fund in accordance with their terms. Following the closing of the repurchase, Mr. Sleeper resigned from the Company’s board; Mr. Knisely remains a member.
The aggregate Repurchase Price and related transaction fees and expenses were financed by a combination of proceeds from the 2030 Senior Notes, which are further described in Note 11, as well as the 2026 ABL and cash on hand.
On and after the Repurchase Date, all dividends and distributions ceased to accrue on the Shares, the repurchased Shares are no longer deemed outstanding, and all rights of CD&R Holdings with respect to the repurchased Shares terminated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis included in our 2022 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report. Unless otherwise indicated, references to “2023” refer to the three or six months ended June 30, 2023 being discussed and references to “2022” refer to the three or six months ended June 30, 2022 being discussed.
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
Overview
We are the largest publicly traded distributor of roofing materials and complementary building products, such as siding and waterproofing, in North America. We have served the building industry for over 90 years and as of June 30, 2023, we operated 508 branches throughout all 50 states in the U.S. and six provinces in Canada. We believe we offer one of the most extensive ranges of high-quality professional grade exterior products comprising over 130,000 SKUs, and we serve nearly 100,000 residential and non-residential customers who trust us to help them save time, work more efficiently and enhance their businesses.
We are strategically focused on two core markets, residential and non-residential roofing, as well as complementary building products like siding and waterproofing that are often utilized by the roofing and other specialty contractors we serve. As a distributor, our national scale, networked model, and specialized capabilities are competitive advantages, providing strong value for both customers and suppliers. We intend to grow faster than the market by enhancing our customers’ experience, activating a comprehensive go-to-market strategy, and expanding our footprint organically and through acquisitions while also driving margin-enhancing initiatives.
Our differentiated service model is designed to solve customer needs. The scale of our business provides branch coverage, technology enablement, and investment in our team that is the foundation of customer service excellence. In addition, service is further enhanced by our On Time and Complete network (Beacon OTC®), market-based sales teams, and national call center. We believe we also provide the most complete digital commerce platform in roofing distribution, creating value for customers who are able to operate their businesses more effectively and efficiently.
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
We have since pursued and finalized numerous acquisitions in key markets to complement the expansion of our geographic footprint, including 30 total branches from nine acquisitions since January 1, 2022, which, prior to being acquired, produced aggregate annual sales of approximately $346.1 million. For additional information, see Note 3 in the Notes to Condensed Consolidated Financial Statements.
On February 24, 2022, we announced our Ambition 2025 Value Creation Framework (“Ambition 2025”) to drive growth, enhance customer service, and expand our footprint in key markets, which included new Ambition 2025 financial targets and the Repurchase Program (as defined and further detailed below), as well as strategic deployment of capital on acquisitions.
The Ambition 2025 strategies are central to achieving sales growth, improving operational performance, and increasing profitability. Most importantly, our customers benefit from these initiatives as they are designed to make us more efficient and easier to do business with, differentiating our service from competitors. Our recent highlights in these pursuits are demonstrated by the following accomplishments in the first half of 2023:
•eight branches acquired;
•fourteen new branch locations opened;
•digital sales 21.2% higher than the prior year period; and
•continued improvements in the results of our branches falling in the bottom quintile of our financial performance metrics.
As of June 30, 2023, we operated 508 branches, which we designate as either standalone or co-located. A co-located branch shares all or a portion of a physical location with a standalone branch, but it records sales separately (to a different customer base and/or through different product offerings from the standalone branch) and generally operates with independent employees and inventory. The number of branches operated as of June 30, 2023 includes an immaterial one-time adjustment as we realigned our definition of a branch to be inclusive of both standalone and co-located locations.
Preferred Stock Repurchase Agreement
On July 31, 2023 (the “Repurchase Date”), we repurchased (the “Repurchase”) all 400,000 issued and outstanding shares of Preferred Stock held by an affiliate of Clayton, Dubilier & Rice, LLC (“CD&R”), CD&R Holdings Boulder Holdings, L.P. (“CD&R Holdings,” and the shares of Preferred Stock held by CD&R Holdings, the “Shares”), pursuant to a letter agreement dated July 6, 2023 (the “Repurchase Letter Agreement”).
On the Repurchase Date, we repurchased the Shares in cash for $805.4 million, including $0.9 million of accrued but unpaid dividends as of the Repurchase Date (the “Repurchase Price”). In connection with the Repurchase, CD&R Holdings agreed that for as long as Philip Knisely or Nathan Sleeper remains a member of our board of directors and for a period of six months thereafter, the customary voting, standstill, and transfer restrictions set forth in the original Investment Agreement with respect to the Preferred Stock will continue to apply to CD&R Holdings and its related fund in accordance with their terms. Following the closing of the repurchase, Mr. Sleeper resigned from our board; Mr. Knisely remains a member.
The aggregate Repurchase Price and related transaction fees and expenses were financed by a combination of proceeds from the 2030 Senior Notes, which are further described in Note 11 in the Notes to Condensed Consolidated Financial Statements, as well the 2026 ABL and cash on hand.
On and after the Repurchase Date, all dividends and distributions ceased to accrue on the Shares, the repurchased Shares are no longer deemed outstanding, and all rights of CD&R Holdings with respect to the repurchased Shares terminated.
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
The exterior products industry experienced constrained supply chain dynamics in 2021 and the first half of 2022. As a result, we experienced significant cost increases and, at times, a limited ability to purchase enough product to meet customer demand. We have continued to experience elevated backlog metrics, though they have eased throughout the last twelve months. Open orders, a measure of our backlog, ended the quarter lower than the prior quarter-end, though it remains higher than historical levels. These trends, caused in large part from global disruptions related to the COVID-19 pandemic and the subsequent rapid economic recovery, may persist in the near-term. In addition to inflationary pressures caused by product shortages, we are also experiencing product cost inflation caused by increased input costs, which increases may have been impacted by the global economic and geopolitical environment, including the Russian invasion of Ukraine. We took proactive measures to ensure adequate inventory, price effectively, and deliver high-value solutions to our customers’ critical building material needs. As a leading distributor of essential building materials, we will continue to react quickly to market and supply chain developments and ensure high-quality service for our customers.
Comparison of the Three Months Ended June 30, 2023 and 2022
The following tables set forth condensed consolidated statements of operations data and such data as a percentage of total net sales for the periods presented (in millions):

	Three Months Ended June 30,
	2023	2022
Net sales	$2,503.7	$2,358.2
Cost of products sold	1,867.5	1,708.0
Gross profit	636.2	650.2
Operating expense:
Selling, general and administrative	358.7	355.4
Depreciation	21.8	18.9
Amortization	21.4	21.5
Total operating expense	401.9	395.8
Income (loss) from operations	234.3	254.4
Interest expense, financing costs and other, net	26.0	18.9
Income (loss) before provision for income taxes	208.3	235.5
Provision for (benefit from) income taxes	54.5	61.0
Net income (loss)	$153.8	$174.5

	Three Months Ended June 30,
	2023	2022
Net sales	100.0%	100.0%
Cost of products sold	74.6%	72.4%
Gross profit	25.4%	27.6%
Operating expense:
Selling, general and administrative	14.3%	15.1%
Depreciation	0.9%	0.8%
Amortization	0.9%	0.9%
Total operating expense	16.1%	16.8%
Income (loss) from operations	9.3%	10.8%
Interest expense, financing costs and other, net	1.0%	0.8%
Income (loss) before provision for income taxes	8.3%	10.0%
Provision for (benefit from) income taxes	2.2%	2.6%
Net income (loss)	6.1%	7.4%
In managing our business, we consider all growth, including the opening of new branches (also referred to as greenfields), to be organic growth, unless it results from an acquisition. When we refer to organic growth, we include growth from existing branches and greenfields but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period, after which such branches are classified as existing. The following table summarizes the classification of branches for the results of operations for the three months ended June 30, 2023:

Three Months Ended June 30, 2023
Branches:
Existing	450
Greenfields opened after April 1, 2022	29
Total organic branches	479
Acquired after April 1, 2022	29
Total branches	508
Net Sales
Net sales increased 6.2% to $2.50 billion in 2023, up from $2.36 billion in 2022. The increase was primarily driven by higher prices, as well as net sales from acquired branches, which contributed $98.8 million year over year (primarily from the Coastal Construction Products acquisition, which is reported in the complementary building products line of business in the table below), and net sales from greenfields, which contributed $44.8 million year over year. Net sales were also positively impacted by a weighted-average selling price increase of approximately 2-3%, partially offset by an estimated organic volume decrease of approximately 0-1%, which includes the benefit of greenfields.
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
The following table summarizes net sales by line of business for the periods presented (in millions):

	Three Months Ended June 30,				Year-over-Year Change
	2023		2022
	Net Sales	Mix %	Net Sales	Mix %	$	%
Residential roofing products	$1,298.0	51.8%	$1,196.1	50.7%	$101.9	8.5%
Non-residential roofing products	670.8	26.8%	682.6	29.0%	(11.8)	(1.7)%
Complementary building products	534.9	21.4%	479.5	20.3%	55.4	11.6%
Total net sales	$2,503.7	100.0%	$2,358.2	100.0%	$145.5	6.2%
Gross Profit
The following table summarizes gross profit and gross margin for the periods presented (in millions):

	Three Months Ended June 30,		Change[1]
	2023	2022	$	%
Gross profit	$636.2	$650.2	$(14.0)	(2.2)%
Gross margin	25.4%	27.6%	N/A	(2.2)%

1.Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.
Gross margin was 25.4% in 2023 down 2.2 percentage points from 27.6% in 2022. The comparative decrease in gross margin resulted from a weighted-average product cost increase of approximately 4-5%, partially offset by a weighted-average selling price increase (calculated as described above) of approximately 2-3%.

Operating Expense
The following table summarizes operating expense for the periods presented (in millions):

	Three Months Ended June 30,		Change[1]
	2023	2022	$	%
Selling, general and administrative	$358.7	$355.4	$3.3	0.9%
Depreciation	21.8	18.9	2.9	15.3%
Amortization	21.4	21.5	(0.1)	(0.5)%
Operating expense	$401.9	$395.8	$6.1	1.5%
% of net sales	16.1%	16.8%	N/A	(0.7)%

1.Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.
Operating expense increased 1.5% to $401.9 million in 2023, from $395.8 million in 2022. The change in operating expense in 2023 includes the impact of acquired branches and greenfields, which year over year contributed $19.8 million and $7.6 million, respectively. Excluding these impacts, operating expense decreased by approximately 5.4%, or $21.3 million. The comparative decrease in operating expense from existing branches was mainly influenced by the following factors:
•a $6.9 million decrease in payroll and employee benefit costs, primarily due to lower incentive compensation;
•a $5.2 million decrease in general and administrative expenses, primarily due to lower professional fees; and
•a $2.7 million decrease in selling expenses, primarily due to a decrease in fleet costs.
Operating expense as a percent of sales was comparatively lower in 2023, driven by the positive impact from net sales growth combined with cost management.
Interest Expense, Financing Costs and Other
Interest expense, financing costs and other, net was $26.0 million in 2023, compared to $18.9 million in 2022. The comparative increase is primarily due to a higher weighted-average interest rate on our outstanding debt.
Income Taxes
Income tax provision (benefit) was $54.5 million in 2023, compared to $61.0 million in 2022. The comparative decrease in income tax provision was primarily due to lower pre-tax income. The effective tax rate, excluding any discrete items, was 26.4% in 2023, compared to 26.1% in 2022. We expect our 2023 effective tax rate, excluding any discrete items that may arise during the tax year, will range from approximately 26.0% to 27.0%.
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

The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Three Months Ended June 30,
	2023	2022
Numerator:
Net income (loss)	$153.8	$174.5
Dividends on Preferred Stock	(6.0)	(6.0)
Undistributed income allocated to participating securities	(19.5)	(20.9)
Net income (loss) attributable to common stockholders – Basic and Diluted	$128.3	$147.6

Denominator:
Weighted-average common shares outstanding – Basic	63.7	68.1
Effect of common share equivalents	1.4	1.4
Weighted-average common shares outstanding – Diluted	65.1	69.5

Net income (loss) per share:
Basic net income (loss) per share	$2.02	$2.17
Diluted net income (loss) per share (if-converted and two-class method)	$1.97	$2.12

Comparison of the Six Months Ended June 30, 2023 and 2022
The following tables set forth condensed consolidated statements of operations data and such data as a percentage of total net sales for the periods presented (in millions):

	Six Months Ended June 30,
	2023	2022
Net sales	$4,236.0	$4,045.1
Cost of products sold	3,157.9	2,955.4
Gross profit	1,078.1	1,089.7
Operating expense:
Selling, general and administrative	697.0	664.7
Depreciation	42.5	36.4
Amortization	43.7	42.9
Total operating expense	783.2	744.0
Income (loss) from operations	294.9	345.7
Interest expense, financing costs and other, net	53.8	35.5
Income (loss) before provision for income taxes	241.1	310.2
Provision for (benefit from) income taxes	62.5	79.9
Net income (loss)	$178.6	$230.3

	Six Months Ended June 30,
	2023	2022
Net sales	100.0%	100.0%
Cost of products sold	74.5%	73.1%
Gross profit	25.5%	26.9%
Operating expense:
Selling, general and administrative	16.5%	16.4%
Depreciation	1.0%	0.9%
Amortization	1.0%	1.1%
Total operating expense	18.5%	18.4%
Income (loss) from operations	7.0%	8.5%
Interest expense, financing costs and other, net	1.3%	0.8%
Income (loss) before provision for income taxes	5.7%	7.7%
Provision for (benefit from) income taxes	1.5%	2.0%
Net income (loss)	4.2%	5.7%
In managing our business, we consider all growth, including the opening of new branches (also referred to as greenfields), to be organic growth, unless it results from an acquisition. When we refer to organic growth, we include growth from existing branches and greenfields but exclude growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period, after which such branches are classified as existing. The following table summarizes the classification of branches for the results of operations for the six months ended June 30, 2023:

Six Months Ended June 30, 2023
Branches:
Existing	447
Greenfields opened after January 1, 2022	31
Total organic branches	478
Acquired after January 1, 2022	30
Total branches	508
Net Sales
Net sales increased 4.7% to $4.24 billion in 2023, up from $4.05 billion in 2022. The increase was primarily driven by higher prices, as well as net sales from acquired branches, which contributed $174.6 million year over year (primarily from the Coastal Construction Products acquisition, which is reported in the complementary building products line of business in the table below), and from greenfields, which contributed $63.3 million year over year. Net sales were positively impacted by a weighted-average selling price increase of approximately 5-6%, largely offset by an estimated organic volume decrease of approximately 4-5%, which includes the benefit of greenfields.
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
The following table summarizes net sales by line of business for the periods presented (in millions):

	Six Months Ended June 30,				Year-over-Year Change
	2023		2022
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$2,148.1	50.7%	$2,042.6	50.5%	$105.5	5.2%
Non-residential roofing products	1,120.8	26.5%	1,170.3	28.9%	(49.5)	(4.2)%
Complementary building products	967.1	22.8%	832.2	20.6%	134.9	16.2%
Total net sales	$4,236.0	100.0%	$4,045.1	100.0%	$190.9	4.7%
Gross Profit
The following table summarizes gross profit and gross margin for the periods presented (in millions):

	Six Months Ended June 30,		Change[1]
	2023	2022	$	%
Gross profit	$1,078.1	$1,089.7	$(11.6)	(1.1)%
Gross margin	25.5%	26.9%	N/A	(1.4)%

1.Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.
Gross margin was 25.5% in 2023, down 1.4 percentage points from 26.9% in 2022. The year-over-year decrease in gross margin resulted from a weighted-average product cost increase of approximately 6-7%, partially offset by a weighted-average selling price increase (calculated as described above) of approximately 5-6%.

Operating Expense
The following table summarizes operating expense for the periods presented (in millions):

	Six Months Ended June 30,		Change[1]
	2023	2022	$	%
Selling, general and administrative	$697.0	$664.7	$32.3	4.9%
Depreciation	42.5	36.4	6.1	16.8%
Amortization	43.7	42.9	0.8	1.9%
Total operating expense	$783.2	$744.0	$39.2	5.3%
% of net sales	18.5%	18.4%	N/A	0.1%

1.Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.
Operating expense increased 5.3% to $783.2 million in 2023, from $744.0 million in 2022. The change in operating expense in 2023 includes the impact of acquired branches and greenfields, which year over year contributed $38.8 million and $13.7 million, respectively. Excluding these impacts, operating expense decreased by approximately 1.8%, or $13.3 million. The comparative decrease in operating expense from existing branches was mainly influenced by the following factors:
•a $7.1 million decrease in amortization expense as previously acquired intangible assets became fully amortized; and
•a $5.2 million decrease in payroll and employee benefit costs, primarily due to lower incentive compensation.
Interest Expense, Financing Costs and Other
Interest expense, financing costs and other, net was $53.8 million in 2023, compared to $35.5 million in 2022. The comparative increase is primarily due to a higher weighted-average interest rate on our outstanding debt.
Income Taxes
Income tax provision (benefit) was $62.5 million in 2023, compared to $79.9 million in 2022. The comparative decrease in income tax provision was primarily due to lower pre-tax income. The effective tax rate, excluding any discrete items, was 26.4% in 2023, compared to 26.0% in 2022. We expect our 2023 effective tax rate, excluding any discrete items that may arise during the tax year, will range from approximately 26.0% to 27.0%.
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

The following table presents all the components utilized to calculate basic and diluted net income (loss) per share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Six Months Ended June 30,
	2023	2022
Numerator:
Net income (loss)	$178.6	$230.3
Dividends on Preferred Stock	(12.0)	(12.0)
Undistributed income allocated to participating securities	(21.9)	(26.8)
Net income (loss) attributable to common stockholders – Basic and Diluted	$144.7	$191.5

Denominator:
Weighted-average common shares outstanding – Basic	64.0	69.1
Effect of common share equivalents	1.3	1.3
Weighted-average common shares outstanding – Diluted	65.3	70.4

Net income (loss) per share:
Net income (loss) per share – Basic	$2.26	$2.77
Net income (loss) per share – Diluted	$2.22	$2.72
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
•COVID-19 impacts. Represent costs directly related to the COVID-19 pandemic. Beginning January 1, 2023, the Company determined COVID-19 impacts should no longer be considered an adjusting item. This change was applied prospectively.
The following table presents the impact of the adjusting items on our condensed consolidated statements of operations for each of the periods indicated (in millions):

	Operating Expense		Non-Operating Expense
	SG&A1	Amortization	Interest Expense	Income Taxes[2]	Total
Three Months Ended June 30, 2023
Acquisition costs	$1.4	$21.4	$1.0	$—	$23.8
Restructuring costs	1.5	—	0.3	—	1.8
Total adjusting items	$2.9	$21.4	$1.3	$—	$25.6
Three Months Ended June 30, 2022
Acquisition costs	$1.7	$21.5	$1.0	$—	$24.2
Restructuring costs	2.9	—	0.3	—	3.2
COVID-19 impacts	0.1	—	—	—	0.1
Total adjusting items	$4.7	$21.5	$1.3	$—	$27.5

Six Months Ended June 30, 2023
Acquisition costs	$3.1	$43.7	$1.9	$—	$48.7
Restructuring costs	2.0	—	0.6	—	2.6
Total adjusting items	$5.1	$43.7	$2.5	$—	$51.3
Six Months Ended June 30, 2022
Acquisition costs	$2.2	$42.9	$2.0	$—	$47.1
Restructuring costs	4.6	—	0.6	—	5.2
COVID-19 impacts	1.5	—	—	—	1.5
Total adjusting items	$8.3	$42.9	$2.6	$—	$53.8

1.Selling, general and administrative expense (“SG&A”).
2.For tax impact of adjusting items, see Adjusted Net Income (Loss) table below.

Adjusted Operating Expense
The following table presents a reconciliation of operating expense, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Operating Expense for each of the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expense	$401.9	$395.8	$783.2	$744.0
Acquisition costs	(22.8)	(23.2)	(46.8)	(45.1)
Restructuring costs	(1.5)	(2.9)	(2.0)	(4.6)
COVID-19 impacts	—	(0.1)	—	(1.5)
Adjusted Operating Expense	$377.6	$369.6	$734.4	$692.8

Net sales	$2,503.7	$2,358.2	$4,236.0	$4,045.1
Operating expense as % of net sales	16.1%	16.8%	18.5%	18.4%
Adjusted Operating Expense as % of net sales	15.1%	15.7%	17.3%	17.1%

Adjusted Net Income (Loss)
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss) for each of the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$153.8	$174.5	$178.6	$230.3
Adjusting items:
Acquisition costs	23.8	24.2	48.7	47.1
Restructuring costs	1.8	3.2	2.6	5.2
COVID-19 impacts	—	0.1	—	1.5
Total adjusting items	25.6	27.5	51.3	53.8
Less: tax impact of adjusting items[1]	(6.5)	(7.4)	(13.2)	(13.9)
Total adjustments, net of tax	19.1	20.1	38.1	39.9
Adjusted Net Income (Loss)	$172.9	$194.6	$216.7	$270.2

Net sales	$2,503.7	$2,358.2	$4,236.0	$4,045.1
Net income (loss) as % of sales	6.1%	7.4%	4.2%	5.7%
Adjusted Net Income (Loss) as % of sales	6.9%	8.3%	5.1%	6.7%

1.Amounts represent tax impact on adjustments that are not included in our income tax provision (benefit) for the periods presented. The tax impact of adjustments for the three months ended June 30, 2023 and 2022 were calculated using a blended effective tax rate of 25.4% and 26.9%, respectively. The tax impact of adjustments for the six months ended June 30, 2023 and 2022 were calculated using a blended effective tax rate of 25.7% and 25.8%, respectively.

Adjusted EBITDA
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$153.8	$174.5	$178.6	$230.3
Interest expense, net	27.6	19.1	56.7	36.3
Income taxes	54.5	61.0	62.5	79.9
Depreciation and amortization	43.2	40.4	86.2	79.3
Stock-based compensation	8.3	8.0	14.3	13.1
Acquisition costs[1]	1.4	1.7	3.1	2.2
Restructuring costs[1]	1.5	2.9	2.0	4.6
COVID-19 impacts	—	0.1	—	1.5
Adjusted EBITDA	$290.3	$307.7	$403.4	$447.2

Net sales	$2,503.7	$2,358.2	$4,236.0	$4,045.1
Net income (loss) as % of net sales	6.1%	7.4%	4.2%	5.7%
Adjusted EBITDA as % of net sales	11.6%	13.0%	9.5%	11.1%

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
Our principal sources of liquidity as of June 30, 2023 were our cash and cash equivalents of $65.8 million and our available borrowings of approximately $1.21 billion under our asset-based revolving lines of credit.
Significant factors which could affect future liquidity include the following:
•the adequacy of available bank lines of credit;
•the ability to attract long-term capital with satisfactory terms;

•cash flows generated from operating activities;
•working capital management;
•acquisitions;
•share repurchases; and
•capital expenditures.
Our primary capital needs are for working capital obligations and other general corporate purposes, including acquisitions, capital expenditures, and share repurchases. Our primary sources of working capital are cash from operations and bank borrowings. We have financed larger acquisitions through increased bank borrowings and the issuance of long-term debt and common or preferred stock. We then repay any such borrowings with cash flows from operations or subsequent financings. We have funded our capital expenditures with cash on hand, increased bank borrowings, or equipment financing, and then reduced those obligations with cash flows from operations. We may explore additional or replacement financing sources in order to bolster liquidity and strengthen our capital structure.
We believe we currently have adequate liquidity and availability of capital to fund our present operations, meet our commitments on our existing debt and fund anticipated growth, including expansion in existing and targeted market areas. We may seek additional potential acquisitions from time to time, including as part of our Ambition 2025 initiative. If suitable acquisition opportunities or working capital needs arise that require additional financing, we believe that our financial position, credit profile and earnings history provide a sufficient base for obtaining additional financing resources at reasonable rates and terms. This is most recently evidenced by the 2030 Senior Notes, which are described in further detail in the Capital Resources section below. We may also choose to issue additional shares of common stock or preferred stock in order to raise funds.
The following table summarizes our cash flows for the periods indicated (in millions):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$358.7	$(187.0)
Net cash provided by (used in) investing activities	(81.0)	(53.5)
Net cash provided by (used in) financing activities	(280.0)	69.6
Effect of exchange rate changes on cash and cash equivalents	0.4	(0.3)
Net increase (decrease) in cash and cash equivalents	$(1.9)	$(171.2)
Operating Activities
Net cash provided by operating activities was $358.7 million in 2023, compared to net cash used in operating activities of $187.0 million in 2022. Cash from operations increased $545.7 million in 2023 primarily due to an incremental cash inflow of $596.3 million stemming from changes to our net working capital, mainly driven by a favorable change in cash flows related to inventories, accounts payable and accrued expenses, and accounts receivable compared to the prior year, partially offset by an unfavorable change in cash flows related to prepaid expenses and other current assets, and other assets and liabilities. The increase was also partially offset by a decrease in net income after adjustments for non-cash items of $50.6 million.
Investing Activities
Net cash used in investing activities was $81.0 million in 2023, compared to $53.5 million in 2022. Cash used in investing activities increased $27.5 million in 2023 primarily due to an increase in purchases of property and equipment and additional acquisitions made by us during the period. See Note 3 for more information.
Financing Activities
Net cash used in financing activities was $280.0 million in 2023, compared to net cash provided by financing activities of $69.6 million in 2022. Cash from financing activities decreased $349.6 million in 2023 primarily due to net repayments under our revolving lines of credit in 2023 versus net borrowing in 2022, partially offset by a decrease in share repurchases compared to the prior year.
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

Share repurchases under the Repurchase Program may be made from time to time through various means, including open market purchases (including block trades), privately negotiated transactions, accelerated share repurchase transactions (“ASR”) or through a series of forward purchase agreements, option contracts or similar agreements and contracts (including Rule 10b5-1 plans) adopted by us, in each case in accordance with the rules and regulations of the Securities and Exchange Commission, including, if applicable, Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing, volume, and nature of share repurchases pursuant to the Repurchase Program are at our discretion and may be suspended or discontinued at any time. Shares repurchased under the Repurchase Program are retired immediately and are included in the category of authorized but unissued shares. Direct and incremental costs associated with the Repurchase Program are deferred and included as a component of the purchase price. The excess of the purchase price over the par value of the common shares is reflected in retained earnings.
The following table sets forth our share repurchases (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total number of shares repurchased[1]	0.8	3.9	1.2	5.8
Amount repurchased[1,2]	$51.6	$250.0	$74.8	$387.9
Average price per share	$66.72	$57.90	$63.82	$58.28

1.Total shares repurchased for the three months ended June 30, 2022 includes 406,200 shares received for $25 million of the March 2022 ASR repurchase price that was evaluated as an unsettled equity forward contract indexed to our common stock as of March 31, 2022.
2.Amount paid for the three and six months ended June 30, 2022 includes $50 million of the June 2022 ASR repurchase price that was evaluated as an unsettled equity forward contract indexed to our common stock and classified within stockholders’ equity as a reduction to additional paid in capital. The final settlement of the June 2022 ASR occurred in the fourth quarter of 2022 and resulted in the delivery of an additional 1.1 million shares.
Share repurchases for the three and six months ended June 30, 2023 were made on the open market through a Rule 10b5-1 repurchase plan. During the three and six months ended June 30, 2023, we incurred costs directly attributable to the Repurchase Program of approximately $0.6 million. Share repurchases for the three and six months ended June 30, 2022 were made through a combination of open market transactions as well through two ASRs. During the three and six months ended June 30, 2022, we incurred costs directly attributable to the Repurchase Program of approximately $0.2 million and $0.3 million, respectively.
As of June 30, 2023, we had approximately $425.3 million available for repurchases remaining under the Repurchase Program. After the closing of the Repurchase, we do not expect meaningful open market repurchases of common stock during the remainder of 2023 under the Repurchase Program. See Note 7 in the Notes to Condensed Consolidated Financial Statements for additional information.
Capital Resources
In May 2021, we entered into a series of financing arrangements to refinance certain debt instruments to take advantage of lower market interest rates for our fixed rate indebtedness and to extend maturities (the “2021 Debt Refinancing”). As of June 30, 2023, we had access to the following financing arrangements:
•the 2026 U.S. Revolver, an asset-based revolving line of credit in the U.S., in an amount up to $1.25 billion and with an outstanding balance (net of unamortized debt issuance costs) of $67.5 million;
•the 2026 Canada Revolver, an asset-based revolving line of credit in Canada, in an amount up to $50.0 million and with no outstanding balance;
•the 2028 Term Loan with an outstanding balance (net of unamortized debt issuance costs) of $968.3 million; and
•two separate senior notes instruments, including the 2029 Senior Notes and 2026 Senior Notes, with outstanding balances (net of unamortized debt issuance costs) of $347.1 million and $297.8 million, respectively.
Additionally, on July 31, 2023, we, and certain of our subsidiaries as guarantors, completed a private offering of $600.0 million aggregate principal amount of senior secured notes with an interest rate of 6.500% per annum (the “2030 Senior Notes”) at an issue price equal to par.
See Note 11 in the Notes to Condensed Consolidated Financial Statements for additional information on our current financing arrangements, the 2021 Debt Refinancing, and the 2030 Senior Notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 have not changed materially during the six months ended June 30, 2023.
Item 4. Controls and Procedures
As of June 30, 2023, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
There have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 13 in the Notes to Condensed Consolidated Financial Statements for information about pending legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to the Company’s purchases of its common stock during the second quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1,2]	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1] (in millions)
April 1 - 30, 2023	289,862	$57.81	289,862	$460.1
May 1 - 31, 2023	168,200	64.20	168,200	$449.3
June 1 - 30, 2023	315,000	76.27	315,000	$425.3
Total	773,062	$66.72	773,062

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
See Note 7 in the Notes to Condensed Consolidated Financial Statements for additional information on our Share Repurchase Program.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2023, no director or officer (as such term is defined under Rule 16a-1 under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
4.1	Indenture, dated as of July 31, 2023, by and among Beacon Roofing Supply, Inc., the subsidiary guarantor party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent.	8-K	4.1	July 31, 2023
4.2	Form of 6.500% Senior Secured Notes due 2030 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.1).	8-K	4.2	July 31, 2023
10.1	Amendment No. 2, dated as of June 6, 2023, to the Credit Agreement among the Company, the other loan parties party thereto, the lenders party thereto and the Administrative Agent.	8-K	10.1	June 9, 2023
10.2	Amendment No. 2, dated as of July 3, 2023, to the Credit Agreement among the Company, the other loan parties party thereto, the lenders party thereto and the Administrative Agent.	8-K	10.1	July 10, 2023
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1**	Certification pursuant to 18 U.S.C. Section 1350
101*	101.INS Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
(i)the Condensed Consolidated Balance Sheets as of June 30, 2023; December 31, 2022; and June 30, 2022,
(ii)the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022,
(iii)the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022,
(iv)the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022,
(v)the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and
(vi)the Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: August 4, 2023	BY:	/s/ FRANK A. LONEGRO
Frank A. Lonegro
Executive Vice President & Chief Financial Officer