Form 10-K
period 2023-12-31
BEACON ROOFING SUPPLY INC
filed 2024-02-28
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold as of the end of the second fiscal quarter ended June 30, 2023, was $3.97 billion.
The number of shares of common stock outstanding as of January 31, 2024 was 63,431,661.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

BEACON ROOFING SUPPLY, INC.
Index to Annual Report on Form 10-K
Year Ended December 31, 2023

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
Overview
Beacon is the largest publicly traded distributor of roofing materials and complementary building products, such as siding and waterproofing, in North America. We have served the building industry for over 90 years and as of December 31, 2023, operated 533 branches throughout all 50 states in the U.S. and six provinces in Canada. We offer an extensive range of high-quality professional grade exterior products comprising over 130,000 SKUs, and we serve nearly 100,000 residential and non-residential customers who trust us to help them save time, work more efficiently, and enhance their businesses.
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
Our Industry
Specialty distributors of roofing and complementary building products serve the critical role of facilitating supply chain relationships between a small number of manufacturers and thousands of local, regional, and national contractors. The distributor is a value-added partner who can advise contractors on job-specific residential or commercial product bundles and provide last-mile delivery and logistics services. Distributors may also extend trade credit and use digital platforms to aid customers in optimizing their businesses.
Market Size
Based on management’s estimates, we believe the roofing distribution market in the United States and Canada represents more than $30 billion in annual sales with roughly 70% of the market in residential roofing and 30% in non-residential. Additionally, we believe the distribution market for complementary building products, including siding, waterproofing, plywood/oriented strand board (“OSB”), and windows and doors, represents more than $25 billion in annual sales with roughly 70% of the market in residential and 30% in non-residential. We believe our position in a collective addressable market of over $55 billion provides ample opportunity for growth both organically as well as through continued consolidation of the fragmented portion of the market.
Demand Drivers
We believe a significant driver of roofing demand is re-roofing activity (estimated at 80%) with the remaining demand tied to new construction. Re-roofing projects are typically related to required and necessary maintenance and repairs and are therefore less likely to be postponed during periods of recession or slower economic growth. As a result, demand for roofing products historically has been less volatile than overall demand for construction products.
Our complementary building products demand comes from both the residential and non-residential sectors. These products allow us to be the supplier of choice to our exteriors-focused customers and possess relatively greater end-market exposure to new construction (estimated at 30%) compared to roofing products (estimated at 20%).
In addition to our domestic operations, we also operate in six provinces across Canada. These international locations represented approximately 3.0% of our total net sales for the year ended December 31, 2023. For further geographic information, see Notes 5 and 18 in the Notes to the Consolidated Financial Statements.
Competition
Our competition is primarily composed of national, regional, and local specialty roofing distributors and, to a lesser extent, other building supply distributors and big box retailers. Among distributors, we compete against a small number of large distributors and many small, privately-owned distributors. Given significant consolidation in the past decade, we believe Beacon and two other distributors now represent over 55% of the roofing distribution industry in North America. Although we are the largest publicly traded distributor of roofing materials and complementary building products in North America, the industry remains highly competitive. The principal competitive factors in our business include, but are not limited to, the availability of materials and supplies; technical product knowledge and advisory expertise; delivery and other services including digital capabilities; pricing of products; and the availability of credit and capital.
Our Customers
Our mission is to empower our customers to build more for their customers, businesses, and communities. Our project lifecycle support helps our customers find projects, land the job, do the work, and close projects out by providing guidance that allows our customers to deliver on project specifications and timelines that are critical to their success. Using an omni-channel approach and our PRO+ digital suite, we differentiate our services and drive customer retention.
Our customer base is composed of professional contractors, home builders, building owners, lumberyards, and retailers across the United States and Canada who depend on reliable local access to building products for residential and non-residential projects. Our customers vary in size, ranging from relatively small contractors to large contractors and builders that operate on a national scale. A significant number of our customers have relied on us as their vendor of choice for decades. For the year ended December 31, 2023, no single customer accounted for more than 1% of our net sales.
Our Strategic Initiatives
Our objective is to be the preferred supplier of exterior building products across markets in the United States and Canada. On February 24, 2022, we announced our Ambition 2025 Value Creation Framework (“Ambition 2025”) to drive growth, enhance customer service, and expand our footprint in key markets, which included new Ambition 2025 financial targets and the Repurchase Program (as described in Note 8 in the Notes to the Consolidated Financial Statements), as well as strategic deployment of capital on acquisitions and greenfields. Our Ambition 2025 has four strategic priorities, as outlined below. These strategies are central to achieving sales growth, improving operational performance, and increasing profitability. Most importantly, our customers benefit from these initiatives as they are designed to make us more efficient and easier to do business with, differentiating our service from competitors.
Growth
Our history has been strongly influenced by significant acquisition-driven growth, which has expanded our geographic footprint, enhanced our market presence, and diversified our product offerings. The scale we have achieved from our expansion serves as a competitive advantage, allowing us to use our assets more efficiently.
Since January 1, 2022, we have pursued and finalized numerous acquisitions in key markets to complement the expansion of our geographic footprint, totaling 43 total branches from 14 acquisitions, which, for the twelve months prior to being acquired, produced aggregate annual sales of approximately $474.1 million. For additional information, see Note 3 in the Notes to the Consolidated Financial Statements.
We are also pursuing organic growth via new greenfield locations to expand service to customers in key markets. Since January 1, 2022, we have opened 45 new branches across California, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Michigan, Minnesota, Mississippi, Missouri, New Hampshire, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia, and Wisconsin.
To achieve organic growth, we are investing in sales models to drive productive customer engagement and add value to our customers. Further development and facilitation of relationships between our local sales teams and contractors give us considerable opportunities to differentiate our service offerings. We are focused on additional training for our sales organization, helping our sales team build on existing customer relationships, leading to higher productivity. In addition, we supplement the sales team’s outreach efforts with branch personnel, digital platform engagement, centralized sales, marketing and pricing support, and call center support. Our customer relationship management software elevates customer contact efficiency and provides coaching metrics to our sales team, while additional tools and analytics are employed to enhance the sales team’s pricing proficiency.
In order to pursue these strategic growth initiatives and focus on our core exterior products business, we completed two divestitures in 2021. On December 1, 2021, we completed the divestiture of our solar products business (“Solar Products”). The results of operations from Solar Products were not material to us and are included in continuing operations for the periods presented. On February 10, 2021, we completed the sale of our interior products and insulation businesses (“Interior Products”) to Foundation Building Materials Holding Company LLC for the final adjusted purchase price of $842.7 million. We have reflected Interior Products as discontinued operations for the three months ended December 31, 2021 and year ended September 30, 2021. Unless otherwise noted, amounts and disclosures in our discussion below relate to our continuing operations. For additional information, see Note 4 in the Notes to Consolidated Financial Statements.

Digital
We provide the most complete digital offering in building products distribution and continue to expand our capabilities. Beacon PRO+ is our proprietary digital account management suite which allows customers to manage their business with us online, and Beacon 3D+ is our roofing estimating tool for our residential customers. Our digital platform enables customers to order online from our catalog of over 130,000 products, have 24/7 access to view real-time pricing, process and review the status of orders, track deliveries, monitor local storm activity and vendor promotions, request and approve quotes, and pay their bills online. We are further enhancing Beacon PRO+ through partner integrations to help our customers improve estimating, project management, and the homeowner experience. Beacon PRO+ provides us with additional opportunities to engage with our customers and helps them save time, work more efficiently, and grow their businesses.
By expanding and promoting our digital solutions, we are meeting our customers’ changing needs and improving our returns through e-commerce. We are also building strong relationships with suppliers who rely on us to position their products advantageously in the market. We will continue to invest in our suite of digital solutions to maintain our competitive advantage and provide superior value and convenience to our customers and suppliers.
Beacon OTC® Network
Our Beacon On Time & Complete (“OTC”) Network is an operating model in which networked branches share inventory, fleet, equipment, employees, and systems for an optimal customer delivery experience. Customers benefit from improved service levels, delivery times, and product availability, while we gain efficiencies in staffing, fleet, and inventory. We are transitioning to this model in our markets containing an appropriate level of branch density, which we believe will drive shared success for our teams. As of December 31, 2023 our Beacon OTC Networks were operational in 59 markets, consisting of over 279 branches.
Branch Performance
We are a learning organization intent on continuous improvement. In particular, we maintain an intensified focus on our branches that fall in the bottom quintile of our operating performance metrics in order to determine the appropriate actions to improve the profitability of these locations. Using extensive data from our enterprise resource planning system and a regular management reporting cadence, we are able to diagnose issues and make sustainable improvements. We will continue to focus on driving sales and operating improvements to bring these branches up to their potential.
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
During the year ended December 31, 2023, our distribution infrastructure served more than 1.4 million customer deliveries. We maintained a fleet of 1,667 straight trucks, 742 tractors, and 985 trailers. Nearly all of our delivery vehicles are equipped with specialized equipment, including 2,380 truck-mounted forklifts, cranes, hydraulic booms, and conveyors, which are necessary to deliver products to job sites in an efficient and safe manner and in accordance with our customers’ requirements.
Beyond product delivery, we provide superior value-added services to our customers. We employ a knowledgeable sales force that possesses an in-depth understanding of roofing and the building products we provide. Our sales force provides guidance to our customers throughout the lifecycles of their projects, including training, technical support, and access to Beacon PRO+ and 3D+, where customers can find leads, track storms, order online, track deliveries, view order history, participate in promotions, and pay invoices.
Our Supply Chain
We are a key distributor for our suppliers due to our industry expertise, scale, track record of growth, financial strength, and the substantial volume of products that we distribute. We maintain strong relationships with numerous manufacturers of roofing materials, complementary building products, and exterior waterproofing products in order to reduce dependence on any single company, maintain purchasing leverage, and ensure breadth of product availability in our local markets. These strong and diverse relationships are particularly important as the building materials industry has experienced constrained supply chain dynamics both domestically and internationally. Our value proposition to our suppliers includes serving as a vital way to manage channel inventory and providing last mile, just-in-time delivery through our extensive logistics network and large fleet of rolling stock. Our largest suppliers include companies such as Owens Corning, GAF, Carlisle Construction Materials, Holcim Elevate, CertainTeed Roofing and Siding, IKO Manufacturing, TAMKO Building Products, Westlake Royal Building Products, James Hardie Building Products, Dow, Sika USA, and many more high quality suppliers.
We manage the procurement of products through our national headquarters, regional offices, and local branches, allowing us to take advantage of both scale and local market conditions to purchase products more economically than most of our competitors. Product is shipped by the manufacturers either to our branches, our Beacon OTC Network hubs, or directly to our customers.
Our Values – Corporate Responsibility
Beacon was founded on a set of principles that have guided our business practices and growth philosophy for over 90 years. Through growth, geographic expansion, and acquisitions throughout the United States and Canada, we have sustained a values-based company culture. Our values continue to be the foundation of being a preferred partner for our customers, employees, suppliers, and communities.
Human Capital
We value putting people first and strive to help our employees, customers, and suppliers reach their full potential. We emphasize our core values to all our employees, establishing shared expectations of respect and inclusivity, work ethic, collaboration, and a commitment to deliver quality results.
We are committed to a culture of safety, including a focus on the overall health and wellness of our employees. Our goal is to be an injury-free workplace, and we track companywide safety metrics to monitor our progress toward this objective. From day one on the job for a new employee, we emphasize safe behaviors and actions. Weekly branch safety meetings and training keep safety at the forefront. We maintain a comprehensive safety tracking and companywide scorecard program. We track and closely manage overall workers’ compensation and auto claims, OSHA recordable incidents, lost time rates, Department of Transportation compliance, and other internally established safety prevention elements in an effort to make every day safer. Beacon is proud to foster a workplace where every level of the business is committed to eliminating, controlling or reducing risks for our team members and the communities we serve.
We conduct new hire training and require annual training be taken by all employees to provide anti-bribery, antitrust, unfair competition, anti-kickback, and other compliance knowledge, and promote behavior that reflects our core value to Do the Right Thing.
We conduct a comprehensive annual organization and talent review process, culminating with a report to our Board of Directors (the “Board”) covering key elements such as: executive succession and development, organizational structure, diversity, talent pipelines, and workforce planning requirements. We maintain a broad suite of e-learning courses to deliver new hire, professional development, and annual training on subjects such as management skills, product knowledge, and operational proficiency.
Our Total Rewards program encompasses compensation, benefits, and employee development. In 2023, we added an Employee Stock Purchase Plan offering employees the ability to share in the Company’s success. We track voluntary and involuntary turnover and conduct exit interviews to gain relevant information and adapt our engagement and retention strategy as appropriate.
We are taking steps to expand our role as an employer that champions diversity, inclusion, and equality of opportunity. We have a companywide DEI Council composed of thirteen diverse team members who have made a formal pledge to lead, inspire, and empower Beacon employees. In 2023, we engaged further with our Latino community of employees and customers through native language communications, a manager resource kit, and involvement in Hispanic-focused trade shows and training events. We measure demographics, including gender and ethnic diversity, by business and function and are placing a more targeted focus on our incoming college graduate pipeline and branch operations roles to improve overall representation. In addition, we are a founding sponsor of National Women in Roofing, a volunteer-based organization that supports and advances the careers of women in the roofing industry, and in 2023 we recognized winners of our third annual North American Female Roofing Professional of the Year program.
We promote a culture of charitable support and giving back to our neighbors. In 2023, we supported communities where we operate through a national partnership with Rebuilding Together, the leading national nonprofit with a vision to ensure safe homes and communities for everyone. In addition, we named ten veteran winners in our fifth annual Beacon of Hope contest that was created to give back to distinguished military veterans and veteran organizations by providing roof replacements or repairs. To date, the contest has helped deliver new or repaired roofs to 50 former service people facing adversity in the years following their military service. We also maintain Beacon CaReS, an employee assistance fund to support team members who are impacted by unexpected financial crisis. The fund is supported by donations from both us and our employees and was the beneficiary of our Giving Tuesday campaign. In addition, we awarded $50,000 in post-secondary funding to winners of Robert R. Buck Scholarships for outstanding students whose parents work at Beacon.
As of December 31, 2023, we had 8,063 active employees. Approximately 14% of team members were women and approximately 35% of team members were racially and ethnically diverse. We have 307 employees that are represented by labor unions and there are no material outstanding labor disputes.
Environment
We believe that protection of the environment is important to the long-term success of our business, and we are committed to sustainable business practices. We are continually looking for ways to run our business successfully while safeguarding natural resources for future generations. Beacon’s environmental management strategy leverages internal systems, processes, and tools as well as third-party expertise to operate the Company’s environmental programs in a planned and documented manner focused on continuous improvement. Our Chief Human Resources Officer reports to the CEO and oversees Environment, Health, and Safety, including the Environmental Management System.
Because we are not a manufacturer, we work closely with our supply chain partners to reduce our joint impact on the environment. We expect our suppliers to preserve natural resources and continuously improve the environmental impact of their products and services as we have expressed in our Supplier Code of Conduct.
Our greatest impact on the environment is through fleet emissions, and we have committed to using the Beacon OTC Network strategy to minimize fuel use intensity. Our Beacon OTC Network focuses on transforming multi-branch markets into a holistic market model that optimizes customer deliveries by shipping from the closest branch to the customer’s delivery address. Further, we continually invest in modernizing our fleet to reduce emissions and improve safety for our drivers. As an EPA SmartWay Partner, we also benchmark with and learn from companies that have similar large fleets and are seeking to minimize emissions. In 2023, we reported on our Scope 1 and 2 GHG emissions reduction progress through 2022. From 2020, we decreased emissions intensity by 6%. We also contracted to begin using renewable energy from community solar to power some of our branches and purchased Green-e Renewable Energy Credits to supplement our emissions reduction strategy.
Governance
Our employees, managers, and officers conduct our business under the direction of our CEO and senior leadership team, with oversight from our Board to enhance our long-term value for our stockholders. The core responsibility of our Board is to exercise its fiduciary duties to act in the best interests of our Company and our stockholders. Our Board and Board committees perform a number of specific functions, including risk assessment, review, and oversight. While management is responsible for the day-to-day management of risk, our Board retains oversight of risk management for our Company as a whole, overseeing management and providing guidance on strategic risks, financial risks, and operational risks.
Maintaining our leadership position in the building products distribution industry requires that our information technology deliver against our goal to help our customers build more. Our information security team deploys an array of cybersecurity capabilities to protect our various business systems and data, as further described below in Part I, Item 1C, “Cybersecurity.” We continually invest in protecting against, monitoring, and mitigating risks across the enterprise including, as one of our risk mitigation controls, an information security risk insurance policy.
Government Regulations
We are subject to regulation by various federal, state, provincial, and local agencies. These agencies include the Environmental Protection Agency, Department of Transportation, Occupational Safety and Health Administration, Department of Labor, and Equal Employment Opportunity Commission. We believe we comply, in all material respects, with applicable statutes and regulations affecting environmental issues and our employment, workplace health, and workplace safety practices, and compliance with such statutes and regulations has no material effect on our capital expenditures, earnings, or competitive position.

Seasonality and Quarterly Fluctuations
The demand for exterior building materials is closely correlated to both seasonal changes and unpredictable weather patterns, therefore demand fluctuations are expected.
In general, our net sales and net income are highest in quarters ending June 30, September 30, and December 31, which represent the peak months of construction and re-roofing. Conversely, we have historically experienced low net income levels or net losses in quarters ending March 31, when winter construction cycles and cold weather patterns have an adverse impact on our customers’ ability to conduct their business.
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
We distribute roofing materials and other complementary building products, such as siding and waterproofing, that are manufactured by a number of major suppliers. Disruptions in our sources of supply may occur as a result of various reasons, including unanticipated demand, production or delivery difficulties, the loss of key supplier arrangements, or broad disruptive events (whether globally, in the U.S., or abroad), such as wars, terrorist actions, cybersecurity attacks or other technological disruptions with respect to manufacturers or the material vendors we rely on, trade disputes, changes in regulation, macroeconomic events, a government shutdown, and/or a pandemic. For example, in 2021 and 2022 the exterior products industry experienced constrained supply chain dynamics caused in large part from global disruptions related to the COVID-19 pandemic. As a result, we experienced, at times, a limited ability to purchase enough product to meet consumer demand, which resulted in lost revenues. Although we do not believe these lost revenues were material, it is possible that future product shortages could be so severe as to result in material reductions in revenues and margins.
When shortages occur, building material suppliers often allocate products among distributors. Although we believe that our relationships with our suppliers are strong and that we would have access to similar products from competing suppliers should products be unavailable from current sources, any supply shortage, particularly of the most commonly sold items, could result in a loss of revenues and reduced margins and damage our reputation and relationships with customers.

A change in supplier pricing and demand could adversely affect our income and gross margins.
Many of the products that we distribute are subject to price changes based upon manufacturers’ raw material costs, energy costs and labor costs as well as other manufacturer pricing decisions. For example, as a distributor of residential roofing supplies, our business is sensitive to asphalt prices, which are highly volatile and often linked to oil prices, as oil is a significant input in asphalt production. Shingle prices have been volatile in recent years, partly due to volatility in asphalt prices. Other products we distribute, such as plywood and OSB, experienced price volatility largely due to supply and demand imbalances related to the COVID-19 pandemic. In addition to the rising costs of commodities and raw materials, supplier pricing and demand can also be affected by inflationary pressures and other conditions that make it more costly for our suppliers to distribute their products to us, such as fuel shortages, fuel cost increases, or labor shortages.
Historically, we have generally been able to pass increases in prices on to our customers. Although we often are able to pass on manufacturers’ price increases, our ability to pass on increases in costs and our ability to do so in a timely fashion depends on market conditions. For example, we experienced resource inflation in 2021 and 2022, as a strong recovery in demand following the COVID-19 pandemic created tightness in the market for certain raw materials. This caused our suppliers and us to increase product prices to address higher input costs. By contrast, the inability to pass along cost increases or a delay in doing so could result in lower operating margins. In addition, higher prices could impact demand for these products, resulting in lower sales volumes.
A change in vendor rebates could adversely affect our income and gross margins.
The terms on which we purchase products from many of our vendors entitle us to receive a rebate based on the volume of our purchases. These rebates effectively reduce our costs for products. Vendors may adversely change the terms of some or all of these programs for a variety of reasons, including if market conditions change. Although these changes would not affect the net recorded costs of product already purchased, it may lower our gross margins on products we sell and therefore the income we realize on such sales in future periods.
Risks Related to Acquisitions and our Growth Strategy
We may not be able to identify potential acquisition targets or successfully complete acquisitions on acceptable terms, which could slow our inorganic growth rate.
Our growth strategy, including pursuant to Ambition 2025, includes acquiring other distributors of roofing materials and complementary building products, such as siding and waterproofing. We continually seek additional acquisition candidates in selected markets, which include engaging in exploratory discussions with potential acquisition candidates, as well as engaging in competitive bidding processes for potential acquisition candidates. We are unable to predict whether or when we will be able to identify any suitable acquisition candidates, or, if we do, the likelihood that any such potential acquisition will be completed. If we cannot complete acquisitions that we identify on acceptable terms, our inorganic growth rate may decline. In addition, our current and potential competitors have made and may continue to make acquisitions that include acquisition candidates in which we were, or would have been, interested in pursuing and such competitors may establish cooperative relationships among themselves or with third parties. In the event that our inorganic growth does not outpace any significant consolidation among distributors of roofing materials and complementary building products, our competitive position could be adversely affected.
We may not be able to effectively integrate newly acquired businesses into our operations or achieve expected cost savings or profitability from our acquisitions.
Acquisitions involve numerous risks, including:
•unforeseen difficulties or disruptions in integrating operations, technologies, services, accounting, and employees;
•diversion of financial and management resources from existing operations;
•unforeseen difficulties related to entering geographic regions where we do not have prior experience;
•potential loss of key employees;
•unforeseen cybersecurity risks related to the businesses acquired or to the manufacturers and vendors the acquired businesses rely on;
•unforeseen liabilities and expenses associated with businesses acquired; and
•inability to generate sufficient revenue or realize sufficient cost savings to offset acquisition or investment costs.

As a result, if we fail to evaluate, execute, and integrate acquisitions properly, we might not achieve the anticipated benefits of such acquisitions and we may incur costs in excess of what we anticipate.
Our growth strategy depends on our ability to identify attractive markets and locations and if we are unable to do so our growth and profitability could be adversely affected.
In accordance with our Ambition 2025 strategy, we plan to expand into new markets through organic and inorganic growth for the next several years. For this growth strategy to succeed, we must identify attractive markets and then secure attractive locations within those markets. We cannot ensure that suitable locations will be available to us, or that they will be available on terms acceptable to us. Our ability to negotiate acceptable lease terms for new locations, to re-negotiate acceptable terms on expiring leases or to negotiate acceptable terms for suitable alternate locations could depend on conditions in the real estate market, competition for desirable properties, our relationships with current and prospective landlords, or on other factors that are not within our control. If we are unable to renew our facility leases, we may close or relocate a facility, which could subject us to construction and other costs and risks, which in turn could have a material adverse effect on our business and operating results. Further, we may not be able to secure a replacement facility in a location that is as commercially viable as the lease we are unable to renew. Having to close a facility, even briefly to relocate, would reduce the sales that such facility would have contributed to our revenues. Additionally, a relocated facility may generate less revenue and profit, if any, than the facility it was established to replace. Any or all of these factors and conditions could adversely affect our growth and profitability.
A measure of our success is dependent on maintaining our safety record, and an injury to, or death of, any of our employees, customers, or members of the general public related to our business activities could result in material liabilities and reputational injury.
Our business activities include an inherent risk of catastrophic safety incidents that could result in injuries and deaths. The activities we conduct at our customers’ designated delivery locations -- which include construction and residential job sites -- present a risk of injury or death to our employees, customers, or visitors, notwithstanding our compliance with safety regulations. We may be unable to avoid material liabilities for an injury or death, and our workers’ compensation and other insurance policies may not be adequate or may not continue to be available on terms acceptable to us, or at all, which could result in material liabilities to us.
Further, as a wholesale distributor of roofing materials and other complementary building products, we lease and operate a fleet of commercial motor vehicles, including semi-tractor trailer trucks, flatbed trucks, and forklifts. Accordingly, a safety incident involving our commercial fleet could result in material economic damages, as well as injuries and/or death, for our employees and any other parties involved. Although we believe our aggregate insurance limits should be sufficient to cover our historic claims amounts, participants in commercial distribution and transportation activities (i.e., trucking and transportation) have experienced large verdicts, including some instances in which juries have awarded significant amounts.
In addition, our brand's reputation is an important asset to our business; as a result, anything that damages our brand’s reputation could materially harm our business, results of operations, and financial condition. For example, negative media reports, whether or not accurate, can materially and adversely affect our reputation. Moreover, social media has dramatically increased the rate at which negative publicity can be disseminated before there is any meaningful opportunity to respond to or address an issue to protect our reputation.
Risks Related to Cyclicality and Seasonality
Cyclicality in our business and general economic conditions could result in lower revenues and reduced profitability.
A portion of the products we sell are for residential and non-residential construction. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including credit and capital availability, interest rates, foreclosure rates, housing inventory levels and occupancy, changes in the tax laws, employment levels, consumer confidence, and the health of the United States economy and mortgage markets. Economic downturns in the regions and markets we serve could result in lower net sales and, since many of our expenses are fixed, lower profitability. Unfavorable changes in demographics, credit markets, consumer confidence, housing affordability, or housing inventory levels and occupancy, or a weakening of the U.S. economy or of any regional or local economy in which we operate, could adversely affect consumer spending, resulting in decreased demand for our products, and adversely affecting our business. In addition, instability in the economy and financial markets, including as a result of terrorism or civil or political unrest, may result in a decrease in housing starts or business investment, which would adversely affect our business.

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
Risks Related to Information Technology
If we encounter interruptions in the proper functioning of our information technology systems, including from cybersecurity threats, we could experience material problems with our operations, including inventory, collections, customer service, cost control, and business plan execution that could have a material adverse effect on our financial results, including unanticipated increases in costs or decreases in net sales.
Our information technology systems (“IT systems” or “systems”), which include information technology networks, hardware, applications, and the data related thereto, are integral to the operation of our business. We use our IT systems to, among other things, provide complete integration of purchasing, receiving, order processing, shipping, inventory management, sales analysis, cash management, and accounting, as well as to process, transmit, protect, store, and delete sensitive and confidential electronic data, including, but not limited to, employee, supplier, and customer data (“Data”). Our IT systems include third party applications and proprietary applications developed and maintained by us. We rely heavily on information technology both in serving our customers and in our enterprise infrastructure to achieve our objectives. In certain instances, we also rely on the systems of third parties to assist with conducting our business, which includes, among other things, marketing and distributing products, developing new products and services, operating our website, hosting and managing our services, securely storing Data, processing transactions, purchasing and receiving, billing and accounts receivable management, responding to customer inquiries, managing inventory and our supply chain, and managing our human resources processes and services. As a result, the secure and reliable operation of our systems (including its function of securing Data), and those of third parties upon whom we depend, are critical to the successful operation of our business. Any failure or interruption of our IT systems, including the systems of third parties upon whom we depend, could have a material adverse effect on our business, financial results, and reputation.
Although our IT systems and Data are protected through security measures and business continuity plans, our systems and those of third parties upon whom we depend may be vulnerable to: natural disasters; power outages; telecommunication or utility failures; terrorist acts; breaches due to employee error or malfeasance or other insider threats; disruptions during the process of upgrading or replacing computer software or hardware; terminations of business relationships by us or third party service providers; and disinformation campaigns, damage or intrusion from a variety of deliberate cyber-attacks carried out by insiders or third parties, which are becoming more sophisticated and include computer viruses, worms, gaining unauthorized access to systems for purposes of misappropriating assets or sensitive information either directly or through our vendors and customers, denial of service attacks, ransomware, supply chain attacks, data corruption, malicious distribution of inaccurate information or other malicious software programs that may impact such systems and cause operational disruption. For these IT systems and related business processes to operate effectively, we or our service providers must continually maintain and update them. Delays in the maintenance, updates, upgrading, or patching of these systems and related business processes could impair their effectiveness or expose us to security risks. In addition, if IT systems are damaged, restoration or recovery of those systems may not be achievable in a timely manner. Even with our policies, procedures and programs designed to ensure the integrity of our IT systems and the security of Data, we may not be effective in identifying and mitigating every risk to which we are exposed. In some instances, we may have no current capability to detect certain vulnerabilities, which may allow them to persist in the environment over long periods of time.
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
Acquisitions frequently result in the recording of goodwill and other intangible assets. At December 31, 2023, goodwill represented approximately 31% of our total assets. Goodwill is not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting unit. Our accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine the fair values of our reporting unit by using a qualitative approach.
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
In the future we may require equity or additional debt financing in order to consummate an acquisition, for additional working capital for expansion, or if we suffer more than seasonally expected losses. In the event such additional financing is unavailable to us on commercially attractive terms or at all (including as a result of restrictions imposed by our outstanding debt agreements), we may be unable to raise additional capital to make acquisitions or pursue other growth opportunities.
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
Major disruptions in the capital and credit markets could also lead to broader economic downturns, which could result in lower demand for our products and increased incidence of customers’ inability to pay their accounts. The majority of our net sales volume is facilitated through the extension of trade credit to our customers. Additional customer bankruptcies or similar events caused by such broader market downturns may result in a higher level of bad debt expense than we have historically experienced. Also, our suppliers may be impacted, causing potential disruptions or delays of product availability. These events would adversely impact our business and our results of operations, cash flows, and financial position.
Our level and terms of indebtedness could adversely affect our ability to raise additional capital to fund our operations, take advantage of new business opportunities, and prevent us from meeting our obligations under our debt instruments.
As of December 31, 2023, we had an $84.0 million outstanding balance on our asset-based revolving line of credit due in 2026, $300.0 million in aggregate principal amount of our 4.50% senior secured notes due in 2026 outstanding, $350.0 million in aggregate principal amount of our 4.125% senior notes due in 2029 outstanding, $600.0 million in aggregate principal amount of our 6.50% senior secured notes due in 2030 outstanding, and $975.0 million outstanding under our senior secured term loan due in 2028. Our debt levels could have important consequences to us, including:
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
In addition, the debt agreements that currently govern our asset-based revolving line of credit and term loan and the indentures governing our outstanding senior notes impose significant operating and financial restrictions on us, including limitations on our ability to, among other things, pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; merge or consolidate; enter into agreements that restrict the ability of our subsidiaries to make dividends or other payments to Beacon Roofing Supply, Inc.; and transfer or sell assets. As a result of these restrictions, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to capitalize on available business opportunities.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, which could cause us to default on our debt obligations and impair our liquidity. In the event of a default under any of our indebtedness, the holders of the defaulted debt could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest, which in turn could result in cross-defaults under our other indebtedness. The lenders of our asset-based revolving line of credit could also elect to terminate their commitments and cease making further loans, and the lenders of the asset-based revolving line of credit and term loan or holders of our senior secured notes could institute foreclosure proceedings against their collateral, which could potentially force us into bankruptcy or liquidation.
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
Our success will continue to depend to a significant extent on our executive officers and key management personnel, including branch managers. We may not be able to retain our executive officers and key personnel or recruit and attract additional qualified management. The loss of any of our current executive officers or other key management employees, or a delay in recruiting or our inability to recruit and retain qualified employees could adversely affect our ability to operate and make it difficult to execute our Ambition 2025 strategies to drive growth, enhance customer service, and expand our footprint in key markets. In addition, our operating results could be adversely affected by increased competition for employees, shortages of qualified workers, or higher employee turnover, all of which could have adverse effects on levels of customer service or result in increased employee compensation or benefit costs.

Our business may be adversely affected by work stoppages, union negotiations, labor disputes and other matters associated with our labor force or the labor force of our suppliers or customers.
Any labor disputes, work stoppages, or unionization efforts could result in significant increases in our cost of labor. While we believe that our relations with employees generally and the labor unions that represent our employees (which as of December 31, 2023 was approximately 3.8% of our workforce) are generally good and we have experienced no material strikes or work stoppages recently (and there are no material outstanding labor disputes currently), in the future we could experience these and other types of conflicts with labor unions, other groups representing employees, or with our employees in general.
Regulatory Risk
Our activities and operations are subject to numerous laws and regulations and we could become subject to newly enacted laws and regulations. If we violate such laws or regulations, we could face penalties and fines or be required to curtail operations.
We are subject to various federal, state, provincial, local and other laws and regulations, including, among other things, environmental, transportation, and health and safety laws and regulations. Some of the regulations to which we are subject include:
•environmental regulations promulgated by the Environmental Protection Agency;
•transportation regulations promulgated by the U.S. Department of Transportation;
•work safety regulations promulgated by the Occupational Safety and Health Administration;
•employment regulations promulgated by the U.S. Equal Employment Opportunity Commission and the U.S. Department of Labor; and
•similar regulations promulgated by state, provincial and local regulators.
Applicable laws and regulations require us to obtain and maintain permits and approvals and implement programs and procedures to control risks associated with our operations. Compliance in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to investigation, enforcement actions, litigation and substantial fines and penalties that could adversely affect our financial condition, results of operations and cash flows.
These laws, regulations or rules and their interpretation and application may also change from time to time and those changes could be substantial and have a material adverse effect on our business, financial condition, results of operations and cash flows. We cannot predict the nature and timing of future developments in law and regulations and whether we will be successful in meeting future demands of regulatory bodies in a manner which will not materially adversely affect the Company.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We have an information security program in place to safeguard our information systems and protect our confidential data. This cybersecurity risk management program is integrated into our broader enterprise risk management framework, under a Risk Committee that is led by our Chief Financial Officer and includes our Chief Technology Officer, who is responsible for cybersecurity and information technology matters, General Counsel, Chief Accounting Officer, Chief Human Resources Officer, Chief Commercial Officer, and other business and strategy leaders. The Risk Committee identifies, assesses, and manages enterprise level risks facing the Company, taking into account likelihood of occurrence and potential impact. The Risk Committee reports to our Executive Committee and this process is primarily overseen by the Audit Committee of our Board. Our Executive Committee consists of the Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Technology Officer, Chief Human Resources Officer, Chief Commercial Officer, and Vice President, Communications and Corporate Social Responsibility.
Our information security program aligns with industry standards and best practices, such as the Center for Internet Security Critical Security Controls (“CIS Controls”). It consists of information security and privacy policies and procedures, which include, among other things, endpoint threat detection and response, identity and access management, vulnerability and patch management, and multi-factor authentication.

We also provide new hire and annual security awareness and privacy training to employees. We conduct monthly phishing assessment exercises to ensure employees are aware and educated about phishing threats and are trained to identify and report them. In addition, targeted training is conducted for key departments dealing with sensitive data types.
We use third-party security firms to assist us in performing assessments annually and penetration testing regularly throughout the year on our applications, networks, and environments. We perform an annual review to verify our compliance with the Payment Card Industries Data Security Standards (“PCI DSS”).
We use a variety of methods to oversee and identify material cybersecurity threats related to the use of third-party technology and services. By way of example, we perform diligence with respect to third parties, obtain contractual protections, and utilize third-party risk monitoring security rating services.
In the event of a security issue, we have a written incident response plan and have retained trusted experts to assist us in quickly triaging, containing, and understanding the issue. Our management team periodically reviews our response readiness and completes tabletop exercises on potential cybersecurity breaches with the assistance of a third-party cybersecurity consultant. We use the results from these exercises to enhance our response plan and cybersecurity protections going forward.
We are not aware of any material risks from cybersecurity threats that have materially impaired or could materially impair our business, results of operations, or financial condition. However, our information security controls, no matter how well designed or implemented, will not fully eliminate cybersecurity risk. It is possible that we are unable to detect or underestimate certain vulnerabilities, or that we may not effectively implement security controls as intended. The Company does manage information security issues that are immaterial individually and in the aggregate from time to time as part of our routine operations.
For additional information regarding how cybersecurity threats could potentially materially affect our business strategy, results of operations or financial condition, see Part 1, Item 1A “Risk Factors – Risks Related to Information Technology”. Interruption, interference with, or failure of information technology systems could hurt our ability to effectively provide our product and services, which could harm our reputation, financial condition, operating results and cash flows.
Governance
Board Oversight. The Audit Committee assists the Board in fulfilling its fiduciary duties regarding cybersecurity risk oversight. The Audit Committee is composed of directors with diverse professional experience, including three members with backgrounds in cybersecurity. We believe this expertise enables our Audit Committee to effectively oversee our cybersecurity risks and incident response plans. For more information on our directors’ expertise, see our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC.
Our Chief Technology Officer briefs the Audit Committee of our Board quarterly, and our full Board annually, regarding cybersecurity risks and information security matters, including the current cybersecurity landscape and emerging threats, the status of ongoing cybersecurity initiatives and projects, the results of any third-party security ratings or assessments of our cybersecurity program, and regulatory updates. Members of management also provide regular updates to the Audit Committee on the categorization and management of enterprise risks, including information security risks. In addition, the Board participates in ongoing education and periodic tabletop exercises on cybersecurity breach response planning.
Management’s Role. Our Vice President, IT – Technical Services reports to our Chief Technology Officer and is the head of our cybersecurity team. He is responsible for assessing and managing our cybersecurity management program, informs our Chief Technology Officer regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents, and supervises and monitors such efforts. Our Chief Technology Officer has more than 20 years of experience in cybersecurity and information systems management, and our Vice President, IT – Technical Services has nearly three decades of experience managing information systems, network infrastructure, and cybersecurity in the public and private sectors. This combined in-depth knowledge and experience has been critical in developing and implementing our cybersecurity programs.
In addition to quarterly reports to the Audit Committee, as an Executive Vice President and member of the Executive Committee, our Chief Technology Officer regularly briefs the Executive Committee on the threat landscape, the Company’s cybersecurity programs and risks, so that the highest level of management is regularly informed of cybersecurity issues for decision-making and guidance.

ITEM 2. PROPERTIES
As of December 31, 2023, we leased 515 branch facilities and 6 non-branch facilities throughout the United States and Canada. These leased facilities range in size from approximately 2,000 square feet to 260,000 square feet. In addition, as of December 31, 2023, we owned 18 branch facilities. These owned facilities range in size from approximately 11,500 square feet to 68,000 square feet. We believe that our properties are in good operating condition and adequately serve our current business operations.
The following table summarizes the locations of our branches and facilities as of December 31, 2023:

Location	Branches	Non-Branch Facilities
U.S. State
Alabama	10
Alaska	1
Arizona	5
Arkansas	5
California	40
Colorado	15
Connecticut	6	1
Delaware	3
Florida	41
Georgia	16
Hawaii	2
Idaho	2
Illinois	17
Indiana	8
Iowa	3
Kansas	14
Kentucky	6
Louisiana	9
Maine	4
Maryland	18
Massachusetts	13
Michigan	11
Minnesota	6	1
Mississippi	5
Missouri	11
Montana	1
Nebraska	7
Nevada	3
New Hampshire	4
New Jersey	19	1
New Mexico	1
New York	15
North Carolina	23	1
North Dakota	2
Ohio	10
Oklahoma	7
Oregon	7
Pennsylvania	30
Rhode Island	1
South Carolina	10

Location	Branches	Non-Branch Facilities
South Dakota	2
Tennessee	12
Texas	41	1
Utah	5
Vermont	1
Virginia	16	1
Washington	14
West Virginia	4
Wisconsin	7
Wyoming	2
Total — United States	515	6

Canadian Province
Alberta	2
British Columbia	2
Nova Scotia	1
Ontario	6
Quebec	6
Saskatchewan	1
Total — Canada	18	—

Total — All	533	6

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings and governmental investigations arising in the ordinary course of business, including product-related, personal injury, employment, environmental, property, or commercial matters. These proceedings may also include actions brought against us with respect to corporate matters and transactions in which we were involved. The defense of these proceedings and governmental investigations may require significant expense and require management’s time and attention and, depending on the resolution of the proceedings and investigations, we could be required to pay damages or fines. We accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims, and insurance or indemnification rights may be insufficient or unavailable to protect the Company against all loss exposures. Our reputation could be negatively affected by publicity resulting from adverse outcomes in legal proceedings or governmental investigations.
See Note 15 in the Notes to Consolidated Financial Statements for information about pending legal proceedings and governmental investigations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the Nasdaq Global Select Market (the “Nasdaq”) under the symbol “BECN”. As of February 9, 2024, there were 43 registered holders of record of our common stock.
We have not paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our Board currently intends to retain any future earnings for reinvestment in our growing business. Any future determination to pay dividends will also be at the discretion of our Board and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends, and any other factors our Board deems relevant.
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
The following graph compares the cumulative total stockholder return on Beacon Roofing Supply, Inc.’s common stock (based on market prices) for the last five fiscal years (plus the Transition Period ending December 31, 2021) with the cumulative total return on (i) the Nasdaq Index and (ii) the S&P 1500 Trading Companies & Distributors Index, assuming a hypothetical $100 investment in each on September 30, 2018 and the re-investment of all dividends. The closing price of our common stock on December 31, 2023, was $87.02.

Comparison of Cumulative Five Year* Total Return
$300
$250
$200
$150
$100
$50
$0
9/30/2018
9/30/2019
9/30/2020
9/30/2021
12/31/2021
12/31/2022
12/31/2023
Beacon Roofing Supply, Inc.
Nasdaq Index
S&P 1500 Trading Companies & Distributors Index

*The cumulative five year total return is inclusive of the Transition Period ending December 31, 2021.

	Base Period	INDEXED RETURNS
Company / Index	9/30/2018	9/30/2019	9/30/2020	9/30/2021	12/31/2021	12/31/2022	12/31/2023
Beacon Roofing Supply, Inc.	100	92.65	85.85	131.97	158.47	145.87	240.45
Nasdaq Index	100	100.52	141.70	184.58	200.17	135.04	195.33
S&P 1500 Trading Companies & Distributors Index	100	91.76	113.45	155.81	182.07	173.77	260.64
Issuer Purchases of Equity Securities
The following table provides information with respect to our purchases of common stock during the fourth quarter of 2023 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1,2]	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2023	—	$—	—	$400.1
November 1 - 30, 2023	140,000	78.52	140,000	$389.1
December 1 - 31, 2023	—	—	—	$389.1
Total	140,000	$78.52	140,000

1.On February 24, 2022, the Company announced a program to repurchase up to $500.0 million of its common stock. On February 23, 2023, the Company announced that its Board authorized and approved an increase of the Repurchase Program by approximately $387.9 million, permitting future share repurchases of $500.0 million.
2.All repurchases were made through open market transactions.
See Note 8 in the Notes to Consolidated Financial Statements for additional information on our share repurchase program.
ITEM 6. [RESERVED]
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. All references to “2023” and “2022” are referring to the twelve-month periods ended December 31 for each of those respective fiscal years. This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between such periods. Discussions of items from 2022 and the twelve-month period ended September 30, 2021 (the Company’s 2021 fiscal year) and year-to-year comparisons between such periods that are not included in this Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. Discussions of year-to-year comparisons between the three-month periods ended December 31, 2021 and 2020 that are not included in this Form 10-K can be found in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Transition Report on Form 10-Q for the period ended December 31, 2021, which is incorporated by reference. The following discussion may contain forward-looking statements that reflect our plans and expectation. Our actual results could differ materially from those anticipated by these forward-looking statements due to the factors discussed elsewhere in this Annual Report on Form 10-K, particularly in the “Risk Factors” section. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
Overview
We are the largest publicly traded distributor of roofing materials and complementary building products, such as siding and waterproofing, in North America. We have served the building industry for over 90 years and as of December 31, 2023, we operated 533 branches throughout all 50 states in the U.S. and six provinces in Canada. We offer one of the most extensive ranges of high-quality professional grade exterior products comprising over 130,000 SKUs, and we serve nearly 100,000 residential and non-residential customers who trust us to help them save time, work more efficiently, and enhance their businesses.
We are strategically focused on two core markets, residential and non-residential roofing. We also distribute complementary building products like siding and waterproofing that are often utilized by the roofing and other specialty contractors we serve. As a distributor, our national scale, networked model, and specialized capabilities are competitive advantages, providing strong value for both customers and suppliers. We intend to grow faster than the market by enhancing our customers’ experience, activating a comprehensive go-to-market strategy, and expanding our footprint organically and through acquisitions while also driving margin-enhancing initiatives.
Our differentiated service model is designed to solve customer needs. The scale of our business provides branch coverage, technology enablement, and investment in our team that is the foundation of customer service excellence. In addition, service is further enhanced by our Beacon OTC Network, market-based sales teams, and national call center. We believe we also provide the most complete digital commerce platform in roofing distribution, creating value for customers who are able to operate their businesses more effectively and efficiently.
Our mission is to empower our customers to build more for their customers, businesses, and communities. Our project lifecycle support helps our customers find projects, land the job, do the work, and close projects out by providing guidance that allows our customers to deliver on project specifications and timelines that are critical to their success. Using an omni-channel approach and our PRO+ digital suite, we differentiate our services and drive customer retention. Our customer base is composed of professional contractors, home builders, building owners, lumberyards, and retailers across the United States and Canada who depend on reliable local access to exterior building products for residential and non-residential projects. Our customers vary in size, ranging from relatively small contractors to large contractors and builders that operate on a national scale.
On February 24, 2022, we announced our Ambition 2025 to drive growth, enhance customer service, and expand our footprint in key markets, which included new Ambition 2025 financial targets and the Repurchase Program (as defined and further detailed below), as well as strategic deployment of capital on acquisitions and greenfields.
Specifically, since January 1, 2022 we have expanded our geographic footprint in key markets through the opening of 45 greenfield locations and acquisition of 43 total branches from 14 acquisitions. These greenfields and acquired branches contributed $291.7 million and $429.0 million to net sales in 2023, respectively, demonstrating our success in executing Ambition 2025. The scale we have achieved from our expansion serves as a competitive advantage, allowing us to use our assets more efficiently, and manage our expenses to drive operating leverage. For additional information on our acquisition activity, see Note 3 in the Notes to Consolidated

Financial Statements. During 2022 and 2023 we also returned a significant amount of capital to our stockholders through our common stock repurchases as well as the repurchase of all outstanding preferred stock (see further discussion below).
The Ambition 2025 strategies are central to achieving sales growth, improving operational performance, and increasing profitability. Most importantly, our customers benefit from these initiatives as they are designed to make us more efficient and easier to do business with, differentiating our service from competitors. Our recent highlights in our pursuit of Ambition 2025 are further demonstrated by the following accomplishments in the year ended December 31, 2023:
•21 branches acquired;
•28 new branch locations opened;
•digital sales 23.0% higher than the prior year; and
•continued improvements in the results of our branches falling in the bottom quintile of our financial performance metrics.
As of December 31, 2023, we operated 533 branches, which we designate as either standalone or co-located. A co-located branch shares all or a portion of a physical location with a standalone branch, but it records sales separately (to a different customer base and/or through different product offerings from the standalone branch) and generally operates with independent employees and inventory.
Preferred Stock Repurchase Agreement
On July 31, 2023 (the “Repurchase Date”), we repurchased (the “Repurchase”) all 400,000 issued and outstanding shares of Preferred Stock held by an affiliate of Clayton, Dubilier & Rice, LLC (“CD&R”) CD&R Holdings Boulder Holdings, L.P. (“CD&R Holdings,” and the shares of Preferred Stock held by CD&R Holdings, the “Shares”) pursuant to a letter agreement dated July 6, 2023 (the “Repurchase Letter Agreement”) in cash for $805.4 million, including $0.9 million of accrued but unpaid dividends as of such date (the “Repurchase Price”). In connection with the Repurchase, CD&R Holdings agreed that for as long as Philip Knisely or Nathan Sleeper remained a member of our Board and for a period of six months thereafter, the customary voting, standstill, and transfer restrictions set forth in the original Investment Agreement with respect to the Preferred Stock would continue to apply to CD&R Holdings and its related fund in accordance with their terms. Following the closing of the Repurchase, Mr. Sleeper resigned from our Board and Mr. Knisely remained a member of our Board until his resignation on January 23, 2024.
The aggregate Repurchase Price and related transaction fees and expenses were financed by a combination of proceeds from the 2030 Senior Notes, which are further described in Note 13 in the Notes to Consolidated Financial Statements, as well as the 2026 ABL and cash on hand.
On and after the Repurchase Date, all dividends and distributions ceased to accrue on the Shares, the repurchased Shares are no longer deemed outstanding, and all rights of CD&R Holdings with respect to the repurchased Shares terminated.
During the year ended December 31, 2023, we incurred costs directly attributable to the Repurchase of $9.3 million.
The difference between the total consideration paid for the Repurchase, inclusive of direct costs, and the carrying value of the Preferred Stock, resulted in a $414.6 million Repurchase premium (the “Repurchase Premium”) which was recorded as a reduction to retained earnings within the consolidated statements of stockholders’ equity. In calculating basic and diluted net income (loss) per common share for the year ended December 31, 2023, the Repurchase Premium is included as a component of net income (loss) attributable to common stockholders.
Classification of Branch Results
In managing our business, we consider all growth, including the opening of new branches (also referred to as greenfields), to be organic growth, unless it results from an acquisition. When we refer to organic growth, we include growth from existing branches and greenfields but exclude growth from acquired branches until they have been reclassified to existing as described further below.
During the fourth quarter of 2023, we revised our definition of when a branch classification changes from acquired to existing. Previously, the results of operations of branches were designated as acquired until they had been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period, after which such branches were classified as existing. Under our new definition, the results of operations of branches will be designated as acquired until they have been under our ownership and have contributed to our results of operations for at least 12 calendar months (inclusive of partial month activity), after which such branches are classified as existing. The effect of this change in definition is that the prior year results of operations for branches will be reclassified to existing when the comparable current month’s financial results are also classified as existing. As a result of this change, a branch’s results of operations can also now be classified as both acquired and existing in the same fiscal reporting period.

Management believes this change enhances comparability of branch results between periods and better demonstrates the economic impact of newly acquired branches on our financial results.
For the comparison of the results of operations for the years ended December 31, 2023 and 2022, the financial results of all branches acquired on or prior to January 3, 2022 (first day of fiscal period) are classified as existing while the financial results for all branches acquired on or after December 30, 2022 (last business day of fiscal period) are classified as acquired. The following table illustrates the classification of financial results for branches acquired during 2022 as these branches will be classified as both acquired and existing during the fiscal reporting period:

Date Acquired	Company Name	Branches Acquired	Results of Operations Classified as Acquired	Results of Operations Classified as Existing
December 30, 2022	Whitney Building Products	1	January - December 2023	None[1]
November 1, 2022	Coastal Construction Products	18	January - October 2023	November 2022 - December 2022; November 2023 - December 2023
June 1, 2022	Complete Supply, Inc.	1	January - May 2023	June 2022 - December 2022; June 2023 - December 2023
April 29, 2022	Wichita Falls Builders Wholesale, Inc.	1	January - April 2023	May 2022 - December 2022; May 2023 - December 2023

1.There were no sales in 2022 for this acquisition given December 30, 2022 was the last business day of the fiscal year.
Management also applies the same definition for determining when a branch classification changes from greenfield to existing (e.g., branches are designated as greenfields until they have been opened for at least 12 calendar months (inclusive of partial month activity), after which such branches are classified as existing). It should also be noted that greenfield branches incur limited operating costs prior to their open date for things such as lease costs and other costs incurred in getting the branch ready to open. All such costs incurred prior to the greenfield open date are also classified as greenfield in all periods when discussing our results of operations.
Results of Operations
The following tables set forth consolidated statement of operations data and such data as a percentage of total net sales for the periods presented (in millions):

	Year Ended December 31,
	2023	2022
Net sales	$9,119.8	$8,429.7
Cost of products sold	6,777.1	6,194.2
Gross profit	2,342.7	2,235.5
Operating expense:
Selling, general and administrative	1,454.3	1,372.9
Depreciation	91.2	75.1
Amortization	85.0	84.1
Total operating expense	1,630.5	1,532.1
Income (loss) from operations	712.2	703.4
Interest expense, financing costs and other	126.1	83.7
Income (loss) before income taxes	586.1	619.7
Provision for (benefit from) income taxes	151.1	161.3
Net income (loss)	$435.0	$458.4

	Year Ended December 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of products sold	74.3%	73.5%
Gross profit	25.7%	26.5%
Operating expense:
Selling, general and administrative	15.9%	16.3%
Depreciation	1.1%	0.9%
Amortization	0.9%	1.0%
Total operating expense	17.9%	18.2%
Income (loss) from operations	7.8%	8.3%
Interest expense, financing costs and other	1.4%	1.0%
Income (loss) before income taxes	6.4%	7.3%
Provision for (benefit from) income taxes	1.6%	1.9%
Net income (loss)	4.8%	5.4%
Comparison of the Years Ended December 31, 2023 and 2022
Net Sales
Net sales increased 8.2% to $9.12 billion in 2023, up from $8.43 billion in 2022 with increases of 10.3% and 18.6% in residential roofing products and complementary building products, respectively, and a decrease of 2.7% in non-residential roofing products.
The following table summarizes net sales by line of business for the periods presented (in millions):

	Year Ended December 31,				Change
	2023		2022
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$4,652.0	51.0%	$4,217.9	50.0%	$434.1	10.3%
Non-residential roofing products	2,395.7	26.3%	2,464.3	29.2%	(68.6)	(2.7)%
Complementary building products	2,072.1	22.7%	1,747.5	20.8%	324.6	18.6%
Total net sales	$9,119.8	100.0%	$8,429.7	100.0%	$690.1	8.2%
The following table summarizes net sales by branch classification for the periods presented (in millions):

	Year Ended December 31,		Change
	2023	2022	$	%
Organic net sales
Existing	$8,555.3	$8,429.7	$125.6	1.5%
Greenfields	195.0	—	195.0	n/m
Total organic net sales	8,750.3	8,429.7	320.6	3.8%
Acquired	369.5	—	369.5	n/m
Total net sales	$9,119.8	$8,429.7	$690.1	8.2%
The increase in organic net sales was primarily driven by increases in weighted-average selling price and estimated organic volume of 2-3% and 1-2%, respectively, coupled with strong residential demand. Total net sales also benefited from greenfields and acquired branches as we continue to execute on our Ambition 2025.
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
Gross Profit
The following table summarizes gross profit and gross margin by branch classification for the periods presented (in millions):

	Year Ended December 31,		Change[1]
	2023	2022	$	%
Organic gross profit
Existing	$2,203.1	$2,235.5	$(32.4)	(1.4)%
Greenfields	44.4	—	44.4	n/m
Total organic gross profit	2,247.5	2,235.5	12.0	0.5%
Acquired	95.2	—	95.2	n/m
Total gross profit	$2,342.7	$2,235.5	$107.2	4.8%
Gross margin	25.7%	26.5%	N/A	(0.8)%

1.Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.
Gross margin was 25.7% in 2023, down 0.8 percentage points from 26.5% in 2022. The year-over-year decrease in gross margin resulted from a weighted-average product cost increase of approximately 3-4%, partially offset by a weighted-average selling price increase (calculated as described above) of approximately 2-3% and a lower non-residential product sales mix.
Selling, General, and Administrative Expense
The following table summarizes selling, general, and administrative (“SG&A”) expense by branch classification for the periods presented (in millions):

	Year Ended December 31,		Change[1]
	2023	2022	$	%
Organic SG&A
Existing	$1,356.9	$1,372.1	$(15.2)	(1.1)%
Greenfields	33.6	0.8	32.8	n/m
Total organic SG&A	1,390.5	1,372.9	17.6	1.3%
Acquired	63.8	—	63.8	n/m
Total SG&A	$1,454.3	$1,372.9	$81.4	5.9%
Total SG&A as % of net sales	15.9%	16.3%

1.Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.
SG&A expense increased 5.9%, or $81.4 million, to $1.45 billion in 2023, up from $1.37 billion in 2022. The increase in organic SG&A expense was mainly influenced by the following factors:
•a $24.6 million increase in payroll and employee benefit costs, primarily due to increased headcount to drive and support growth, as well as wage inflation; and
•a $11.8 million increase in warehouse operating costs, primarily due to an increase in branch openings during 2023;
partially offset by:
•a $6.1 million decrease in bad debt expense due to improved collections; and
•a $5.0 million decrease in general and administrative expense due to lower professional fees.

SG&A expense as a percent of sales was comparatively lower in 2023, driven primarily by the positive impact from net sales growth. Excluding greenfield and acquired branches, SG&A expense as a percent of sales was approximately 14.9% in 2023.
Depreciation Expense
Depreciation expense was $91.2 million in 2023, compared to $75.1 million in 2022. The comparative increase was primarily due to an increase in property and equipment as a result of new and acquired branches in 2023.
Amortization Expense
Amortization expense was $85.0 million in 2023, compared to $84.1 million in 2022. The modest comparative increase was primarily due to amortization expense associated with new intangible assets as a result of acquisitions completed during 2022 and 2023, partially offset by previously acquired intangible assets becoming fully amortized.
Interest Expense, Financing Costs and Other
Interest expense, financing costs and other expense was $126.1 million in 2023, compared to $83.7 million in 2022. The comparative increase is primarily due to a higher weighted-average interest rate on our outstanding debt as a result of the repricing of our variable rate debt and a higher interest rate on our fixed rate 2030 Senior Notes (as defined in Note 13 in the Notes to the Consolidated Financial Statements) relative to the previously issued senior notes that carry a fixed rate, and to a lesser extent, higher average debt balances during the respective periods primarily as a result of the 2030 Senior Notes issuance in July 2023.
Income Taxes
Provision for (benefit from) income taxes was $151.1 million in 2023, compared to $161.3 million in 2022. The comparative decrease in income tax expense was primarily due to a decrease in pre-tax book income in 2023. The effective tax rate was 25.8% in 2023, compared to 26.0% in 2022. The decrease in our effective tax rate was primarily due to an increase in the excess tax benefits on stock-based compensation during 2023.
Net Income (Loss)/Net Income (Loss) Per Common Share
We calculate net income (loss) per common share by dividing net income (loss), less dividends on preferred shares and adjustments for participating securities, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by utilizing the most dilutive result after applying and comparing the two-class method and if-converted method. In calculating basic and diluted net income (loss) per common share for the year ended December 31, 2023, the Repurchase Premium is included as a component of net income (loss) attributable to common stockholders (see Note 6 in the Notes to Consolidated Financial Statements for further discussion).

The following table presents all the components utilized to calculate basic and diluted net income (loss) per common share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Year Ended December 31,
	2023	2022
Numerator:
Net income (loss)	$435.0	$458.4
Dividends on Preferred Stock	(13.9)	(24.0)
Undistributed income allocated to participating securities	(34.1)	(54.8)
Repurchase Premium	(414.6)	—
Net income (loss) attributable to common stockholders – Basic and Diluted	$(27.6)	$379.6

Denominator:
Weighted-average common shares outstanding – Basic	63.7	67.1
Effect of common share equivalents	—	1.3
Weighted-average common shares outstanding – Diluted	63.7	68.4

Net income (loss) per common share:
Basic	$(0.43)	$5.66
Diluted	$(0.43)	$5.55

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

The following table presents the pre-tax impact of the adjusting items on our consolidated statements of operations for each of the periods indicated (in millions):

	Operating Expense		Non-Operating Expense
	SG&A	Amortization	Interest Expense	Total
Year Ended December 31, 2023
Acquisition costs	$6.9	$85.0	$4.1	$96.0
Restructuring costs	0.5	—	1.5	2.0
COVID-19 impacts	—	—	—	—
Total adjusting items	$7.4	$85.0	$5.6	$98.0
Year Ended December 31, 2022
Acquisition costs	$6.3	$84.1	$4.0	$94.4
Restructuring costs	8.9	—	1.2	10.1
COVID-19 impacts	2.0	—	—	2.0
Total adjusting items	$17.2	$84.1	$5.2	$106.5

Refer to Adjusted Net Income (Loss) below for the tax impact of adjusting items.
Adjusted Operating Expense
The following table presents a reconciliation of operating expense, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Operating Expense for each of the periods indicated (in millions):

	Year Ended December 31,
	2023	2022
Operating expense	$1,630.5	$1,532.1
Acquisition costs	(91.9)	(90.4)
Restructuring costs	(0.5)	(8.9)
COVID-19 impacts	—	(2.0)
Adjusted Operating Expense	$1,538.1	$1,430.8

Net sales	$9,119.8	$8,429.7
Operating expense as % of net sales	17.9%	18.2%
Adjusted Operating Expense as % of net sales	16.9%	17.0%

Adjusted Net Income (Loss)
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss) for each of the periods indicated (in millions):

	Year Ended December 31,
	2023	2022
Net income (loss)	$435.0	$458.4
Adjusting items:
Acquisition costs	96.0	94.4
Restructuring costs	2.0	10.1
COVID-19 impacts	—	2.0
Total adjusting items	98.0	106.5
Less: tax impact of adjusting items[1]	(25.1)	(27.0)
Total adjustments, net of tax	72.9	79.5
Adjusted Net Income (Loss)	$507.9	$537.9

Net sales	$9,119.8	$8,429.7
Net income (loss) as % of sales	4.8%	5.4%
Adjusted Net Income (Loss) as % of sales	5.6%	6.4%

1.Amounts represent tax impact on adjustments that are not included in our income tax provision (benefit) for the periods presented. The effective tax rate applied to these adjustments is calculated by using forecasted adjusted pre-tax income while factoring in estimated discrete tax adjustments for the fiscal year. The tax impact of adjustments for the years ended December 31, 2023 and 2022 were calculated using a blended effective tax rate of 25.6% and 25.4%.
Adjusted EBITDA
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in millions):

	Year Ended December 31,
	2023	2022
Net income (loss)	$435.0	$458.4
Interest expense, net	131.9	86.3
Income taxes	151.1	161.3
Depreciation and amortization	176.2	159.2
Stock-based compensation	28.0	27.6
Acquisition costs[1]	6.9	6.3
Restructuring costs[1]	0.5	8.9
COVID-19 impacts[1]	—	2.0
Adjusted EBITDA	$929.6	$910.0

Net sales	$9,119.8	$8,429.7
Net income (loss) as % of net sales	4.8%	5.4%
Adjusted EBITDA as % of net sales	10.2%	10.8%

1.Amounts represent adjusting items included in SG&A expense; remaining adjusting item balances are embedded within the other line item balances reported in this table.
Seasonality and Quarterly Fluctuations
The demand for exterior building materials is closely correlated to both seasonal changes and unpredictable weather patterns, therefore demand fluctuations are expected.

In general, our net sales and net income are highest in quarters ending June 30, September 30, and December 31, which represent the peak months of construction and re-roofing. Conversely, we have historically experienced low net income levels or net losses in quarters ending March 31, when winter construction cycles and cold weather patterns have an adverse impact on our customers’ ability to conduct their business.
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
In 2023 and 2022, we were able to largely offset significant product cost increases with higher selling prices. We also endeavor to offset any non-product inflation in our operations such as fuel, wages, and rent with annual productivity improvements.
Liquidity
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration available borrowings and the seasonal nature of our business.
Our principal sources of liquidity as of December 31, 2023 were our cash and cash equivalents of $84.0 million and our available borrowings of approximately $1.20 billion under our asset-based revolving lines of credit.
Significant factors which could affect future liquidity include the following:
•the adequacy of available bank lines of credit;
•the ability to attract long-term capital with satisfactory terms;
•cash flows generated from operating activities;
•working capital management;
•acquisitions;
•share repurchases; and
•capital expenditures.
Our primary capital needs are for working capital obligations and other general corporate purposes, including acquisitions, capital expenditures, and share repurchases. Our primary sources of working capital are cash from operations and bank borrowings. We have financed larger acquisitions through increased bank borrowings and the issuance of long-term debt and common or preferred stock. We then repay any such borrowings with cash flows from operations or subsequent financings. We have funded most of our capital expenditures with cash on hand, increased bank borrowings, or equipment financing, and then reduced those obligations with cash flows from operations. We may explore additional or replacement financing sources in order to bolster liquidity and strengthen our capital structure. For a schedule of lease payments over the next five years and thereafter, see Note 14 in the Notes to Consolidated Financial Statements. For a schedule of principal payments for all outstanding financing arrangements over the next five years and thereafter, see Note 13 in the Notes to Consolidated Financial Statements.
We believe we currently have adequate liquidity and availability of capital to fund our present operations, meet our commitments on our existing debt and fund anticipated growth, including expansion in existing and targeted market areas. We may seek additional acquisition opportunities from time to time, including as part of our Ambition 2025 initiative. If suitable acquisition opportunities or working capital needs arise that require additional financing, we believe that our financial position, credit profile, and earnings history provide a sufficient base for obtaining additional financing resources at reasonable rates and terms. We may also choose to issue additional shares of common stock or preferred stock in order to raise funds.
The following table summarizes our cash flows for the periods indicated (in millions):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$787.8	$401.1
Net cash provided by (used in) investing activities	(225.6)	(395.6)
Net cash provided by (used in) financing activities	(546.4)	(162.5)
Effect of exchange rate changes on cash and cash equivalents	0.5	(1.1)
Net increase (decrease) in cash and cash equivalents	$16.3	$(158.1)
Operating Activities
Net cash provided by operating activities was $787.8 million in 2023, compared to $401.1 million in 2022. Cash from operations increased $386.7 million primarily due to an incremental cash inflow of $410.0 million stemming from changes to our net working capital, mainly driven by a favorable change in cash related to inventories and accounts payable and accrued expenses partially offset by a decline in net income and adjustments for non-cash items of $23.3 million.
Investing Activities
Net cash used in investing activities was $225.6 million in 2023, compared to $395.6 million in 2022. Cash used in investing activities decreased $170.0 million primarily due to the acquisition of Coastal Construction Products in 2022, our largest acquisition over the past two years.
Financing Activities
Net cash used in financing activities was $546.4 million in 2023, compared to $162.5 million in 2022. Cash used in financing activities increased $383.9 million primarily due to the repurchase of preferred stock as well as an increase in net borrowings under our revolving lines of credit, partially offset by a decrease in common stock repurchases and proceeds from the 2030 Senior Notes issuance.
Monitoring and Assessing Collectability of Accounts Receivable
We perform periodic credit evaluations of our customers and generally do not require collateral, although we typically obtain payment and performance bonds for any type of public work and can lien projects under certain circumstances. Consistent with industry practices, we require payment from most customers within 30 days, except for sales to our non-residential roofing contractors, which we typically require to pay in 60 days.
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
Our divisional credit teams are led by a Chief Credit Officer, a seasoned executive with expertise in underwriting, loss mitigation, and collections and are staffed to manage and monitor our receivable aging balances and our systems allow us to enforce predetermined credit approval levels and properly leverage new business. The credit preapproval process denotes the maximum credit that each level of management can approve, with the highest credit amount requiring approval by our CEO and CFO. There are daily communications with branch and field staff. Our divisional teams conduct periodic reviews with their branch managers, various regional management staff, and the Chief Credit Officer. Depending on the state of the respective division’s receivables, these reviews can be weekly, biweekly, or monthly. Additionally, the divisions are required to submit a monthly receivable forecast to the Chief Credit Officer. On a monthly basis, the Chief Credit Officer reviews and discusses these forecasts, as well as a prior month recap, with members of our executive management team.
Periodically, we perform a specific analysis of all accounts past due and write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote based upon the following factors:
•aging statistics and trends;

•customer payment history;
•review of the customer’s financial statements when available;
•independent credit reports; and
•discussions with customers.
We still pursue collection of amounts written off in certain circumstances and credit the allowance for any subsequent recoveries. Over the past three fiscal years, bad debt expense has been, on average, 0.11% of net sales. The continued limitation of bad debt expense is primarily attributable to the strengthening of our collections process and the overall credit environment.
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
Share repurchases under the Repurchase Program may be made from time to time through various means, including open market purchases (including block trades), privately negotiated transactions, accelerated share repurchase (“ASR”) transactions or through a series of forward purchase agreements, option contracts or similar agreements and contracts (including Rule 10b5-1 plans) adopted by us, in each case in accordance with the rules and regulations of the SEC, including, if applicable, Rule 10b-18 of the Exchange Act. The timing, volume, and nature of share repurchases pursuant to the Repurchase Program are at our management’s discretion and may be suspended or discontinued at any time. Shares repurchased under the Repurchase Program are retired immediately and are included in the category of authorized but unissued shares. Direct and incremental costs associated with the Repurchase Program are deferred and included as a component of the purchase price. The excess of the purchase price over the par value of the common shares is reflected in retained earnings.
The following table sets forth our share repurchases (in millions, except per share data):

	Year Ended December 31,
	2023	2022
Total number of shares repurchased	1.6	6.8
Amount repurchased	$110.9	$387.8
Average price per share	$68.82	$56.62
Share repurchases for the year ended December 31, 2023 were made through a combination of a Rule 10b5-1 repurchase plan and open market transactions. During the year ended December 31, 2023, we incurred costs directly attributable to the Repurchase Program of approximately $0.6 million. Share repurchases for the year ended December 31, 2022 were made through a combination of open market transactions as well as through two ASRs. During the year ended December 31, 2022, we incurred costs directly attributable to the Repurchase Program of approximately $0.3 million.
As of December 31, 2023, the Repurchase Program had authorization remaining in the amount of approximately $389.1 million available for repurchases.
Capital Resources
On July 31, 2023, we, and certain of our subsidiaries as guarantors, completed a private offering of $600.0 million aggregate principal amount of senior secured notes with an interest rate of 6.500% per annum (the “2030 Senior Notes”) at an issue price equal to par. In May 2021, we entered into a series of financing arrangements to refinance certain debt instruments to take advantage of lower market interest rates for our fixed rate indebtedness and to extend maturities (the “2021 Debt Refinancing”). As of December 31, 2023, we had access to the following financing arrangements:
•the 2026 U.S. Revolver, an asset-based revolving line of credit in the U.S., in an amount up to $1.25 billion and with an outstanding balance (net of unamortized debt issuance costs) of $80.0 million;
•the 2026 Canada Revolver, an asset-based revolving line of credit in Canada, in an amount up to $50.0 million and with no outstanding balance;
•the 2028 Term Loan with an outstanding balance (net of unamortized debt issuance costs) of $964.5 million; and

•Three separate senior notes instruments, the 2030 Senior Notes, 2029 Senior Notes, and 2026 Senior Notes, with outstanding balances (net of unamortized debt issuance costs) of $592.3 million, $347.4 million and $298.1 million, respectively.
See Note 13 in the Notes to Consolidated Financial Statements for additional information on our current financing arrangements, the 2021 Debt Refinancing, and the 2030 Senior Notes.
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
Our arrangements with vendors typically provide for rebates after we make a special purchase and/or monthly, quarterly, and/or annual rebates of a specified amount of consideration payable when a number of measures have been achieved. Annual rebates are generally related to a specified cumulative level of purchases on a calendar-year basis. We account for such rebates as a reduction of the inventory value until the product is sold, at which time such rebates reduce cost of products sold in the consolidated statements of operations. Throughout the year, we estimate the amount of the periodic rebates based upon the expected level of purchases. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels. Amounts due from vendors under these arrangements are included as a component of prepaid expenses and other current assets within the consolidated balance sheets.
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
Interest Rate Risk
Our interest rate risk relates primarily to the variable-rate borrowings we have outstanding. The following discussion of our interest rate is based on a 10% change in interest rates. These changes are hypothetical scenarios used to calibrate potential risk and do not represent our view of likely future market changes. As the hypothetical figures discussed below indicate, changes in fair value based on the assumed change in rates generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

We use interest rate swap derivatives to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of our variable-rate borrowings into fixed-rate borrowings. Use of derivatives in hedging programs subjects us to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative instrument will change. In a hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivatives represents the possibility that the counterparty will not fulfill the terms of the contract. The notional, or contractual, amount of our derivative financial instruments is used to measure interest to be paid or received and does not represent our exposure due to credit risk. Our current interest rate swap is with a large financial counterparty that is rated highly by nationally recognized credit rating agencies. See Note 22 in the Notes to the Consolidated Financial Statements for more information on our interest rate swaps.
As of December 31, 2023, we had outstanding borrowings net of unamortized debt issuance costs of $964.5 million under our term loan, $1.24 billion under our respective senior notes, and $80.0 million under our asset-based revolving lines of credit. Borrowings under our asset-based revolving lines of credit and term loan incur interest on a floating rate basis while borrowings under our senior notes incur interest on a fixed rate basis. As of December 31, 2023, our weighted-average effective interest rate on debt instruments with variable rates was 7.87%. Based on our analysis, the financial impact of a hypothetical 10% interest rate fluctuation in effect as of December 31, 2023 would be immaterial.
Foreign Currency Exchange Rate Risk
We have exposure to foreign currency exchange rate fluctuations for net sales generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 3.0% of our net sales in 2023 were derived from sales to customers in Canada. This business is primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect net sales, net income, and cash flows. A 10% fluctuation of foreign currency exchange rates would not have a material impact on our results of operations or cash flows; therefore, we currently do not enter into financial instruments to manage this minimal foreign currency exchange risk.
Commodity Price Risk
We are exposed to changes in prices of commodities used in our operations, primarily associated with energy, such as crude oil, and raw materials, such as asphalt and lumber. We generally manage the risk of changes in commodity prices that impact our costs by seeking to pass commodity-related inflation on to our customers. We may enter into derivative financial instruments to mitigate the potential impact of commodity price fluctuations on our results of operations or cash flows. As of December 31, 2023 we had no such derivative financial instruments in place.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEACON ROOFING SUPPLY, INC.
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	38

Consolidated Balance Sheets as of December 31, 2023 and 2022	40
Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022, Three Months Ended December 31, 2021, and Year Ended September 30, 2021	41
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023 and 2022, Three Months Ended December 31, 2021, and Year Ended September 30, 2021	42
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023 and 2022, Three Months Ended December 31, 2021, and Year Ended September 30, 2021	43
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022, Three Months Ended December 31, 2021, and Year Ended September 30, 2021	44

Notes to Consolidated Financial Statements	45
1. Company Overview	45
2. Summary of Significant Accounting Policies	45
3. Acquisitions	51
4. Divestitures	52
5. Net Sales	54
6. Net Income (Loss) Per Common Share	54
7. Stock-based Compensation	57
8. Share Repurchase Program	60
9. Prepaid Expenses and Other Current Assets	60
10. Accrued Expenses	61
11. Property and Equipment	61
12. Goodwill and Intangible Assets	61
13. Financing Arrangements	63
14. Leases	67
15. Commitments and Contingencies	67
16. Accumulated Other Comprehensive Income (Loss)	68
17. Income Taxes	68
18. Geographic Data	71
19. Allowance for Doubtful Accounts	71
20. Fair Value Measurement	71
21. Employee Benefit Plans	71
22. Financial Derivatives	72

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Beacon Roofing Supply, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Beacon Roofing Supply, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, the three months ended December 31, 2021, and the year ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, the three months ended December 31, 2021, and the year ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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

Existence of Inventory
Description of the Matter
At December 31, 2023, the Company held $1,227.9 million of inventory across its 533 branch locations throughout the United States and Canada. As disclosed in Note 2 to the financial statements, inventories consist substantially of finished goods, with inventory cost determined utilizing the weighted-average cost method.
Auditing the existence of inventory is complex and requires significant effort in testing due to the disaggregation of inventory across 533 branch locations. This results in both: (1) a high degree of auditor judgment in determining the extent of procedures to be performed and (2) a high degree of effort to perform procedures in order to validate the existence of inventory. For example, there is judgment required in determining the number of branch locations at which to perform testing procedures.

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
Tysons, Virginia
February 28, 2024

BEACON ROOFING SUPPLY, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$84.0	$67.7
Accounts receivable, less allowance of $15.0 and $17.2 as of December 31, 2023 and 2022, respectively	1,140.2	1,009.1
Inventories, net	1,227.9	1,322.9
Prepaid expenses and other current assets	444.6	417.8
Total current assets	2,896.7	2,817.5
Property and equipment, net	436.4	337.0
Goodwill	1,952.6	1,916.3
Intangibles, net	403.5	447.7
Operating lease right-of-use assets, net	503.6	467.6
Deferred income taxes, net	2.1	9.9
Other assets, net	12.8	7.5
Total assets	$6,207.7	$6,003.5

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$942.8	$821.0
Accrued expenses	498.6	448.0
Current portion of operating lease liabilities	89.7	94.5
Current portion of finance lease liabilities	26.2	16.1
Current portion of long-term debt	10.0	10.0
Total current liabilities	1,567.3	1,389.6
Borrowings under revolving lines of credit, net	80.0	254.9
Long-term debt, net	2,192.3	1,606.4
Deferred income taxes, net	20.1	0.2
Other long-term liabilities	0.5	—
Operating lease liabilities	423.7	382.1
Finance lease liabilities	100.3	67.0
Total liabilities	4,384.2	3,700.2
Commitments and contingencies (Note 15)
Convertible Preferred Stock (voting); $0.01 par value; aggregate liquidation preference $400.0; 0.0 and 0.4 shares authorized, issued and outstanding as of December 31, 2023 and 2022, respectively (Note 6)	—	399.2
Stockholders’ equity:
Common stock (voting); $0.01 par value; 100.0 shares authorized; 63.3 and 64.2 shares issued and outstanding as of December 31, 2023 and 2022, respectively	0.6	0.6
Undesignated preferred stock; 5.0 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	1,218.4	1,187.2
Retained earnings	618.8	728.8
Accumulated other comprehensive income (loss)	(14.3)	(12.5)
Total stockholders' equity	1,823.5	1,904.1
Total liabilities and stockholders' equity	$6,207.7	$6,003.5

See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Net sales	$9,119.8	$8,429.7	$1,754.9	$6,642.0
Cost of products sold	6,777.1	6,194.2	1,293.3	4,884.3
Gross profit	2,342.7	2,235.5	461.6	1,757.7
Operating expense:
Selling, general and administrative	1,454.3	1,372.9	294.2	1,138.7
Depreciation	91.2	75.1	16.5	58.9
Amortization	85.0	84.1	22.2	103.3
Loss on sale of business	—	—	22.3	—
Total operating expense	1,630.5	1,532.1	355.2	1,300.9
Income (loss) from operations	712.2	703.4	106.4	456.8
Interest expense, financing costs and other	126.1	83.7	17.4	98.1
Loss on debt extinguishment	—	—	—	60.2
Income (loss) from continuing operations before income taxes	586.1	619.7	89.0	298.5
Provision for (benefit from) income taxes	151.1	161.3	20.9	77.3
Net income (loss) from continuing operations	435.0	458.4	68.1	221.2
Net income (loss) from discontinued operations[1]	—	—	(0.1)	(266.7)
Net income (loss)	$435.0	$458.4	$68.0	$(45.5)

Reconciliation of net income (loss) to net income (loss) attributable to common stockholders:
Net income (loss)	$435.0	$458.4	$68.0	$(45.5)
Dividends on Preferred Stock	(13.9)	(24.0)	(6.0)	(24.0)
Undistributed income allocated to participating securities	(34.1)	(54.8)	(7.5)	—
Repurchase Premium	(414.6)	—	—	—
Net income (loss) attributable to common stockholders	$(27.6)	$379.6	$54.5	$(69.5)

Weighted-average common stock outstanding:[2]
Basic	63.7	67.1	70.3	69.7
Diluted	63.7	68.4	71.5	80.5

Net income (loss) per common share:[2]
Basic - Continuing operations	$(0.43)	$5.66	$0.78	$2.83
Basic - Discontinued operations	—	—	—	(3.83)
Basic net income (loss) per common share	$(0.43)	$5.66	$0.78	$(1.00)

Diluted - Continuing operations	$(0.43)	$5.55	$0.76	$2.75
Diluted - Discontinued operations	—	—	—	(3.32)
Diluted net income (loss) per common share	$(0.43)	$5.55	$0.76	$(0.57)

1.See Note 4 for detailed calculations and further discussion.
2.See Note 6 for detailed calculations and further discussion.
See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Net income (loss)	$435.0	$458.4	$68.0	$(45.5)
Other comprehensive income (loss):
Foreign currency translation adjustment	2.7	(6.9)	0.4	4.0
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	(1.9)	13.8	3.6	7.3
Derivative financial instruments reclassified to earnings, net of tax	(2.6)	—	—	—
Total other comprehensive income (loss)	(1.8)	6.9	4.0	11.3
Comprehensive income (loss)	$433.2	$465.3	$72.0	$(34.2)
See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Stockholders’ Equity
(In millions)

	Common Stock		APIC[1]	Retained Earnings	AOCI[2]	Total
	Shares	Amount
Balance as of September 30, 2020	69.0	$0.7	$1,100.6	$694.3	$(34.7)	$1,760.9
Adoption of ASU 2016-13	—	—	—	(4.3)	—	(4.3)
Issuance of common stock, net of shares withheld for taxes	1.1	—	21.8	—	—	21.8
Stock-based compensation	—	—	22.6	—	—	22.6
Other comprehensive income (loss)	—	—	—	—	11.3	11.3
Net income (loss)	—	—	—	(45.5)	—	(45.5)
Dividends on Preferred Stock	—	—	—	(24.0)	—	(24.0)
Balance as of September 30, 2021	70.1	$0.7	$1,145.0	$620.5	$(23.4)	$1,742.8
Issuance of common stock, net of shares withheld for taxes	0.3	—	0.8	—	—	0.8
Stock-based compensation	—	—	2.8	—	—	2.8
Other comprehensive income (loss)	—	—	—	—	4.0	4.0
Net income (loss)	—	—	—	68.0	—	68.0
Dividends on Preferred Stock	—	—	—	(6.0)	—	(6.0)
Balance as of December 31, 2021	70.4	$0.7	$1,148.6	$682.5	$(19.4)	$1,812.4
Repurchase and retirement of common stock, net	(6.9)	(0.1)	—	(388.1)	—	(388.2)
Issuance of common stock, net of shares withheld for taxes	0.7	—	11.0	—	—	11.0
Stock-based compensation	—	—	27.6	—	—	27.6
Other comprehensive income (loss)	—	—	—	—	6.9	6.9
Net income (loss)	—	—	—	458.4	—	458.4
Dividends on Preferred Stock	—	—	—	(24.0)	—	(24.0)
Balance as of December 31, 2022	64.2	$0.6	$1,187.2	$728.8	$(12.5)	$1,904.1
Repurchase and retirement of common stock, net	(1.6)	—	—	(111.5)	—	(111.5)
Repurchase of Preferred Stock, net	—	—	—	(414.6)	—	(414.6)
Issuance of common stock, net of shares withheld for taxes	0.7	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	—	28.0	—	—	28.0
Other comprehensive income (loss)	—	—	—	—	(1.8)	(1.8)
Proceeds from disgorgement of short-swing profits, net of tax	—	—	4.3	—	—	4.3
Net income (loss)	—	—	—	435.0	—	435.0
Dividends on Preferred Stock	—	—	—	(18.9)	—	(18.9)
Balance as of December 31, 2023	63.3	$0.6	$1,218.4	$618.8	$(14.3)	$1,823.5

1.Additional Paid-in Capital (“APIC”).
2.Accumulated Other Comprehensive Income (Loss) (“AOCI”).
See accompanying Notes to Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Cash Flows1
(In millions)

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Operating Activities
Net income (loss)	$435.0	$458.4	$68.0	$(45.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	176.2	159.2	38.7	175.2
Stock-based compensation	28.0	27.6	2.8	22.6
Certain interest expense and other financing costs	2.2	5.2	1.3	8.7
Loss on debt extinguishment	—	—	—	60.2
Gain on sale of fixed assets and other	(15.6)	(4.1)	(1.6)	(3.8)
Deferred income taxes	27.3	30.1	1.6	(139.2)
Loss on sale of business[2]	—	—	22.3	360.6
Changes in operating assets and liabilities:
Accounts receivable	(104.7)	(111.4)	137.6	(81.3)
Inventories	129.1	(117.7)	(89.1)	(225.0)
Prepaid expenses and other current assets	(27.5)	(36.3)	(26.2)	9.6
Accounts payable and accrued expenses	141.6	(15.2)	(102.6)	(56.0)
Other assets and liabilities	(3.8)	5.3	(3.2)	(8.1)
Net cash provided by (used in) operating activities	787.8	401.1	49.6	78.0
Investing Activities
Capital expenditures	(122.9)	(90.1)	(23.3)	(66.5)
Acquisition of business, net	(119.0)	(309.2)	(89.0)	—
Proceeds from sale of business	—	—	35.8	836.0
Proceeds from sale of assets	17.5	5.2	1.7	4.4
Purchases of investments	(1.2)	(1.5)	—	—
Net cash provided by (used in) investing activities	(225.6)	(395.6)	(74.8)	773.9
Financing Activities
Borrowings under revolving lines of credit	2,374.2	2,781.3	—	252.3
Payments under revolving lines of credit	(2,550.7)	(2,520.6)	—	(509.3)
Borrowings under term loan	—	—	—	1,000.0
Payments under term loan	(10.0)	(10.0)	(2.5)	(948.3)
Borrowings under senior notes	600.0	—	—	350.0
Payment under senior notes	—	—	—	(1,300.0)
Payment of debt issuance costs	(8.0)	—	—	(20.3)
Payment of call premium	—	—	—	(31.7)
Payments under equipment financing facilities and finance leases	(21.2)	(12.1)	(1.4)	(6.5)
Repurchase of convertible Preferred Stock	(805.7)	—	—	—
Repurchase and retirement of common stock, net	(110.9)	(388.1)	—	—
Payment of dividends on Preferred Stock	(18.9)	(24.0)	(6.0)	(24.0)
Proceeds from disgorgement of short-swing profits	5.9	—	—	—
Proceeds from issuance of common stock related to equity awards	12.7	16.7	5.2	26.3
Payment of taxes related to net share settlement of equity awards	(13.8)	(5.7)	(4.4)	(4.5)
Net cash provided by (used in) financing activities	(546.4)	(162.5)	(9.1)	(1,216.0)

Effect of exchange rate changes on cash and cash equivalents	0.5	(1.1)	0.1	(0.5)

Net increase (decrease) in cash and cash equivalents	16.3	(158.1)	(34.2)	(364.6)
Cash and cash equivalents, beginning of period	67.7	225.8	260.0	624.6
Cash and cash equivalents, end of period	$84.0	$67.7	$225.8	$260.0

Supplemental Cash Flow Information
Operating cash flows provided by (used in) discontinued operations	$—	$—	$—	$(28.2)
Investing cash flows provided by (used in) discontinued operations	$—	$—	$—	$(2.5)
Cash paid during the period for:
Interest	$111.3	$83.4	$22.2	$120.0
Income taxes paid (received), net of refunds[3]	$120.6	$157.1	$40.6	$85.2

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
On February 10, 2021, the Company completed the sale of its interior products and insulation businesses (“Interior Products”) to Foundation Building Materials Holding Company LLC (“FBM”), pursuant to that certain Equity Purchase Agreement, dated as of December 20, 2020 (the “Purchase Agreement”), by and between the Company and ASP Sailor Acquisition Corp. (“ASP”), for approximately $850 million in cash (subject to a working capital and certain other adjustments as set forth in the Purchase Agreement). On January 29, 2021, ASP assigned the Purchase Agreement to FBM. The final adjusted purchase price for Interior Products was $842.7 million. Unless otherwise noted, the Company has reflected Interior Products as discontinued operations for the three months ended December 31, 2021 and the year ended September 30, 2021. For additional information, see Notes 2 and 4.
The Company operates its business primarily under the trade name “Beacon Building Products” and services customers in all 50 states throughout the U.S. and six provinces in Canada. The Company’s material subsidiaries are Beacon Sales Acquisition, Inc. and Beacon Roofing Supply Canada Company.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated. The Company has reflected Interior Products as discontinued operations for the three months ended December 31, 2021 and year ended September 30, 2021. Unless otherwise noted, amounts and disclosures throughout these Notes to the Consolidated Financial Statements relate to the Company’s continuing operations. Certain prior period amounts have been reclassified to conform to current period presentation.
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
Fiscal Year
On August 11, 2021, the Company’s Board of Directors (“Board”) approved a change in its fiscal year end from September 30 to December 31. The Company’s 2022 fiscal year began on January 1, 2022 and ended on December 31, 2022. This change better aligns the Company’s financial reporting calendar with many of its industry peers and provides internal benefits by shifting the timing of the budgeting, physical inventory, and performance review cycles away from the Company’s busiest time of year.
The periods presented are the years ended December 31, 2023 and 2022 (“2023” and “2022”, respectively), the three months ended December 31, 2021 (the “Transition Period”), and the year ended September 30, 2021 (“Fiscal 2021”). Each of the Company’s fiscal quarters ends on the last day of the calendar month.
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
Accounts Receivable
Accounts receivable are derived from unpaid invoiced amounts and are recorded at their net realizable value. The allowance for doubtful accounts is calculated based on actual historical write-offs and current economic factors and represents the Company’s best estimate of its credit exposure. Each month the Company reviews its receivables on a customer-by-customer basis and any balances that are deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s accounts receivable are primarily from customers in the building industry located in the United States and Canada, and no single customer represented at least 10% of the Company’s revenue during the year ended December 31, 2023 or accounts receivable as of December 31, 2023.
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
The Company’s arrangements with vendors typically provide for rebates after it makes a special purchase and/or monthly, quarterly, and/or annual rebates of a specified amount of consideration payable when a number of measures have been achieved. Annual rebates are generally related to a specified cumulative level of purchases on a calendar-year basis. The Company accounts for such rebates as a reduction of the inventory value until the product is sold, at which time such rebates reduce cost of products sold in the consolidated statements of operations. Throughout the year, the Company estimates the amount of the periodic rebates based upon the expected level of purchases. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels. Amounts due from vendors under these arrangements are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.
Property and Equipment
Property and equipment acquired in connection with acquisitions are recorded at fair value as of the date of the acquisition and depreciated utilizing the straight-line method over the estimated remaining useful lives. All other additions are recorded at cost, and depreciation is computed using the straight-line method. The Company reviews the estimated useful lives of its fixed assets on an ongoing basis and the following table summarizes the estimates currently used:

Asset Class	Estimated Useful Life
Buildings	40 years
Equipment	3 to 7 years
Furniture and fixtures	7 years
Software	3 to 5 years
Finance lease assets and leasehold improvements	Shorter of the estimated useful life or the term of the lease, considering renewal options expected to be exercised.
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
The Company performs impairment assessments at the reporting unit level, which is defined as an operating segment or one level below an operating segment, also known as a component. The Company evaluates its components for aggregation by examining the distribution methods, sales mix, and operating results of each component to determine if these characteristics will be sustained over a long-term basis. For purposes of this evaluation, the Company expects its components to exhibit similar economic characteristics 3-5 years after events such as an acquisition within the Company’s core roofing business or management/business restructuring. Components that exhibit similar economic characteristics are subsequently aggregated into a single reporting unit. Based on the Company’s most recent impairment assessment performed as of August 31, 2023, it was determined that all of the Company’s components exhibited similar economic characteristics, and therefore should be aggregated into a single reporting unit (collectively, the “Reporting Unit”).
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
Based on the Company’s most recent impairment assessment performed as of August 31, 2023, the Company concluded that it was more likely than not that the fair value of the goodwill and indefinite-lived intangible assets exceeded their net carrying amount, therefore the quantitative two-step impairment test was not required. The Company’s total market capitalization exceeded carrying value by approximately 202% as of August 31, 2023. The Company did not identify any macroeconomic, industry conditions, or cost-related factors that would indicate it is more likely than not that the fair value of the reporting unit was less than its carrying value.
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
Leases
The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes and insurance. Certain of the leases provide for escalating rents over the lives of the leases, and rent expense is recognized over the terms of those leases on a straight-line basis. The real estate leases expire between 2024 and 2037.
In addition, the Company leases equipment such as trucks and forklifts. Equipment leases are accounted for as either operating or finance leases. The equipment leases expire between 2024 and 2032.
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
Stock-Based Compensation
The Company applies the fair value method to recognize compensation expense for stock-based awards. Using this method, for time-based awards the estimated grant-date fair value of the award is measured based on the fair value of the Company’s common stock on the grant date and is recognized on a straight-line basis over the requisite service period based on the portion of the award that is expected to vest. The Company estimates forfeitures at the time of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For awards with performance conditions, the Company accrues stock-based compensation over the service period if, and to the extent that, it is determined that achievement of the performance condition is probable. Market conditions are incorporated into the grant date fair value of stock-based awards with market conditions using a Monte Carlo valuation model. Compensation expense for stock-based awards with market conditions is recognized over the service period and is not reversed if the market condition is not met. If awards with market, performance, and/or service conditions are forfeited due to failure to achieve performance conditions or failure to satisfy service conditions, any previously recognized expense for such awards is reversed.
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
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 (“ASC 740”) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Based on this guidance, the Company analyzes its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Tax benefits from uncertain tax positions are recognized if it is more likely than not that the position is sustainable based solely on its technical merits.
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
Holders of Preferred Stock would have participated in dividends on an as-converted basis when declared on common shares. As a result, Preferred Stock was classified as a participating security and thereby required the allocation of income that would have otherwise been available to common stockholders when calculating net income (loss) per common share. The Company repurchased all outstanding Preferred Stock on July 31, 2023. Refer to Note 6 for more information.
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
Recent Accounting Pronouncements—Adopted
In October 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The guidance is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. The guidance requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASC Topic 606 as if it had originated the contracts, as opposed to at fair value on the acquisition date. The standard became effective for the Company on January 1, 2023 and was applied prospectively to acquisitions occurring after the adoption date. The adoption of this new guidance did not have a material impact on the Company’s financial statements and related disclosures.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional practical expedients to ease the potential burden in accounting for contract modifications and hedge accounting related to reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Specifically, entities can elect to not apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. Also, entities can elect various optional expedients that would allow it to continue to apply hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. Adoption of the provisions of ASU 2020-04 are optional and expedients may be elected over time as reference rate reform activities occur. Further, in December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” extending the sunset date under Topic 848 from December 31, 2022 to December 31, 2024 to align the temporary accounting relief guidance with the LIBOR cessation date of June 30, 2023. During the three months ended March 31, 2023, the Company adopted the optional relief guidance provided under ASU 2020-04 after entering into a new interest rate swap agreement with a reference rate indexed to the Secured Overnight Financing Rate (“SOFR”), thereby creating a temporary mismatch in the referenced interest rate index of the Company’s interest rate swap and the hedged variable rate interest payments pursuant to the Company’s Term Loan. See Note 22 for further details of the transaction. The optional expedient did not have a material impact on the Company’s financial statements and related disclosures. Additionally, in June 2023, the Company entered into the second amendment to the 2026 ABL, and in July 2023, the Company entered into the second amendment to the 2028 Term Loan, both of which replaced the reference rates from LIBOR with SOFR. See Note 13 for further details of the transactions. In connection with these amendments, the Company adopted ASU 2020-04 and elected the debt accounting optional expedient. The optional expedient did not have a material impact on the Company’s financial statements and related disclosures. The Company may also take advantage of other optional relief guidance offered under ASU 2020-04 in the future and will evaluate and disclose the impact of this guidance in the period of election, as well as the nature and reason for doing so.
Recent Accounting Pronouncements—Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This standard affects a wide variety of Topics in the Codification. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improving Reportable Segment Disclosures (Topic 280).” The standard is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The standard requires disclosures to include significant segment expenses that are regularly provided to the CODM, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The standard also requires all annual disclosures currently required by ASC Topic 280 to be included in interim periods. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted and should be applied prospectively. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
3. Acquisitions
The following table presents the Company’s acquisitions between January 1, 2022 and December 31, 2023. The Company acquired 100% of the equity or substantially all of the net assets in each case. The Company has not provided pro forma results of operations for any of the transactions below, as the transactions individually and in the aggregate for the respective year are not material to the

Company. The results of operations for these transactions are included in the Company’s consolidated statements of operations from the date of the acquisition (dollars in millions):

Date Acquired	Company Name	Region	Branches	Goodwill Recognized[1]	Intangible Assets Acquired[1]
November 1, 2023	H&H Roofing Supply, LLC	California	1	$1.3	$1.0
October 2, 2023	Garvin Construction Products	Maryland, New York, Connecticut, New Jersey, and Massachusetts	5	$17.6	$10.1
September 5, 2023	S&H Building Material Corporation	New York	1	$5.7	$4.1
August 1, 2023	All American Vinyl Siding Supply, LLC	Mississippi	1	$0.7	$0.8
July 11, 2023	Crossroads Roofing Supply, Inc.	Oklahoma	5	$2.5	$11.1
June 12, 2023	Silver State Building Materials, Inc.	Nevada	1	$0.6	$0.9
March 31, 2023	Al's Roofing Supply, Inc.	California	4	$3.3	$7.1
March 31, 2023	Prince Building Systems, LLC	Wisconsin	1	$0.3	$2.0
January 4, 2023	First Coastal Exteriors, LLC	Alabama and Mississippi	2	$0.8	$1.9
December 30, 2022	Whitney Building Products	Massachusetts	1	$2.7	$2.8
November 1, 2022	Coastal Construction Products	Florida, Illinois, Alabama, Georgia, Arkansas, Tennessee, and North Carolina	18	$133.1	$102.7
June 1, 2022	Complete Supply, Inc.	Illinois	1	$8.6	$4.6
April 29, 2022	Wichita Falls Builders Wholesale, Inc.	Texas	1	$0.4	$0.5
January 1, 2022	Crabtree Siding and Supply	Tennessee	1	$0.1	$0.1

1.For H&H Roofing Supply, LLC, Garvin Construction Products, S&H Building Material Corporation, All American Vinyl Siding Supply, LLC, Crossroads Roofing Supply, Inc., Silver State Building Materials, Inc., Al’s Roofing Supply, Inc., and Prince Building Systems, LLC, the measurement period is still open and amounts are based on provisional estimates of the fair value of assets acquired and liabilities assumed as of December 31, 2023.
In each company’s respective twelve months prior to being acquired by Beacon, the companies listed above produced aggregate annual sales of approximately $474.1 million. The total transaction costs incurred by the Company for these acquisitions for the year ended December 31, 2023 were $6.1 million. Of the $177.7 million of goodwill recognized for these acquisitions, $101.2 million is deductible for tax purposes.
4. Divestitures
Solar Products
On December 1, 2021, the Company completed the divestiture of its solar products business (“Solar Products”) in order to focus on the Company’s core exteriors business. The Company recorded a loss on sale of $22.3 million for the three months ended December 31, 2021. The results of operations from Solar Products were included within income from continuing operations for the three months ended December 31, 2021 and year ended September 30, 2021 and were not material to the Company’s overall results.
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
The Company completed this divestiture of net assets previously acquired in 2018 as part of the acquisition of Allied Building Products Corp. to enhance leadership focus, reduce net leverage, strengthen the Company’s balance sheet, and provide the financial flexibility to pursue strategic growth initiatives in the Company’s core exteriors business.

The following table reconciles major line items constituting pre-tax income (loss) from discontinued operations to net income (loss) from discontinued operations as presented in the consolidated statements of operations (in millions):

	Three Months Ended December 31, 2021	Year Ended September 30, 2021

Net sales	$—	$357.9
Cost of products sold	—	(264.2)
Selling, general and administrative	(0.1)	(79.1)
Depreciation and amortization	—	(13.0)
Other income	—	0.1
Loss on sale	—	(360.6)
Pre-tax income (loss) from discontinued operations	(0.1)	(358.9)
Provision for (benefit from) income taxes	—	(92.2)
Net income (loss) from discontinued operations	$(0.1)	$(266.7)
The loss on sale of $360.6 million for the year ended September 30, 2021 was calculated by comparing the purchase price (as adjusted) to the carrying value of the net assets of Interior Products as of February 10, 2021, the closing date of the sale. As Interior Products represented a component of the Company’s single reporting unit, the carrying value of the net assets of Interior Products included an allocation of $730.9 million of the Company’s consolidated goodwill balance. The Company allocated consolidated goodwill based on the relative fair value of the component, which was determined using the purchase price (as adjusted) of Interior Products and the market capitalization of the Company as of February 10, 2021. The net result of this allocation attributed a higher amount of goodwill than that which was directly associated with the Interior Products portion of the acquisition of Allied Building Products Corp., thereby having a significant influence on the loss on the Interior Products divestiture transaction. The loss on sale reflects the finalized transaction costs and net working capital adjustment.
There were no results from discontinued operations in the years ended December 31, 2023 or 2022. There were no assets or liabilities held for sale for any periods presented.

5. Net Sales
The following table presents the Company’s net sales by line of business and geography for each period presented (in millions):

	U.S.	Canada	Total
Year Ended December 31, 2023
Residential roofing products	$4,588.1	$63.9	$4,652.0
Non-residential roofing products	2,192.6	203.1	2,395.7
Complementary building products	2,062.2	9.9	2,072.1
Total net sales	$8,842.9	$276.9	$9,119.8

Year Ended December 31, 2022
Residential roofing products	$4,138.1	$79.8	$4,217.9
Non-residential roofing products	2,285.7	178.6	2,464.3
Complementary building products	1,736.6	10.9	1,747.5
Total net sales	$8,160.4	$269.3	$8,429.7

Three Months Ended December 31, 2021
Residential roofing products	$904.3	$15.5	$919.8
Non-residential roofing products	413.9	35.5	449.4
Complementary building products	383.3	2.4	385.7
Total net sales	$1,701.5	$53.4	$1,754.9

Year Ended September 30, 2021
Residential roofing products	$3,443.4	$72.8	$3,516.2
Non-residential roofing products	1,551.7	137.1	1,688.8
Complementary building products	1,426.5	10.5	1,437.0
Total net sales	$6,421.6	$220.4	$6,642.0
6. Net Income (Loss) Per Common Share
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
On July 31, 2023 (the “Repurchase Date”), the Company repurchased (the “Repurchase”) all 400,000 issued and outstanding shares of the Preferred Stock held by CD&R Holdings (the shares of Preferred Stock held by CD&R Holdings, the “Shares”) pursuant to a letter agreement dated July 6, 2023 (the “Repurchase Letter Agreement”) in cash for $805.4 million, including $0.9 million of accrued but unpaid dividends as of such date (the “Repurchase Price”). In connection with the Repurchase, CD&R Holdings agreed that for as long as Philip Knisely or Nathan Sleeper remains a member of the Company’s Board and for a period of six months thereafter, the customary voting, standstill, and transfer restrictions set forth in the original Investment Agreement with respect to the Preferred Stock will continue to apply to CD&R Holdings and its related fund in accordance with their terms. Following the closing of the Repurchase, Mr. Sleeper resigned from the Company’s Board and Mr. Knisely remained a member of the Company’s Board until his resignation on January 23, 2024.

The aggregate Repurchase Price and related transaction fees and expenses were financed by a combination of proceeds from the 2030 Senior Notes, which are further described in Note 13, as well as the 2026 ABL and cash on hand.
On and after the Repurchase Date, all dividends and distributions ceased to accrue on the Shares, the repurchased Shares are no longer deemed outstanding, and all rights of CD&R Holdings with respect to the repurchased Shares terminated.
During the year ended December 31, 2023, the Company incurred costs directly attributable to the Repurchase of $9.3 million.
Before such repurchase occurred, the Preferred Stock was convertible perpetual participating preferred stock of the Company, and conversion of the Preferred Stock into $0.01 par value shares of the Company’s common stock would have been at a conversion price of $41.26 per share (or 9,694,619 shares of common stock). The Preferred Stock accumulated dividends at a rate of 6.0% per annum (payable quarterly in cash or in-kind, subject to certain conditions). The Preferred Stock was not mandatorily redeemable; therefore, it was classified as mezzanine equity in the Company’s consolidated balance sheets. Holders of Preferred Stock would have participated in dividends on an as-converted basis if declared on common shares. As a result, Preferred Stock was classified as a participating security and thereby required the allocation of income that would have otherwise been available to common stockholders when calculating net income (loss) per common share.
Prior to the repurchase, CD&R typically reinvested cash proceeds received from the quarterly Preferred Stock dividend payments to purchase shares of the Company’s common stock on the open market, the most recent of which occurred in April 2023. In connection with the Repurchase, CD&R triggered the short-swing profit rule pursuant to Section 16(b) of the Exchange Act and disgorged $4.7 million in short-swing trading profits to the Company immediately following the repurchase. Subsequent to the Repurchase, CD&R disgorged an additional $1.2 million of short-swing trading profits triggered by CD&R’s public offering to sell 5.0 million shares of the Company’s common stock. The $5.9 million of short-swing trading profits disgorged by CD&R pursuant to Section 16(b) of the Exchange Act during the year ended December 31, 2023 were recorded to additional paid-in capital net of tax of $1.6 million on the consolidated balance sheets.
The difference between the total consideration paid for the Repurchase, inclusive of direct costs, and the carrying value of the Preferred Stock, resulted in a $414.6 million Repurchase premium (the “Repurchase Premium”) which was recorded as a reduction to retained earnings within the consolidated statements of stockholders’ equity. In calculating basic and diluted net income (loss) per common share for the year ended December 31, 2023, the Repurchase Premium is included as a component of net income (loss) attributable to common stockholders.
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

The following table presents the components and calculations of basic and diluted net income (loss) per common share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Numerator:
Net income (loss) from continuing operations	$435.0	$458.4	$68.1	$221.2
Dividends on Preferred Stock	(13.9)	(24.0)	(6.0)	(24.0)
Undistributed income from continuing operations allocated to participating securities	(34.1)	(54.8)	(7.5)	—
Repurchase Premium	(414.6)	—	—	—
Net income (loss) from continuing operations attributable to common stockholders – Basic	(27.6)	379.6	54.6	197.2
Add back: dividends on Preferred Stock[1]	—	—	—	24.0
Net income (loss) from continuing operations attributable to common stockholders – Diluted	(27.6)	379.6	54.6	221.2

Net income (loss) from discontinued operations attributable to common stockholders – Basic and Diluted	$—	$—	$(0.1)	$(266.7)
Net income (loss) attributable to common stockholders – Basic	$(27.6)	$379.6	$54.5	$(69.5)
Net income (loss) attributable to common stockholders – Diluted	$(27.6)	$379.6	$54.5	$(45.5)

Denominator:
Weighted-average common shares outstanding – Basic	63.7	67.1	70.3	69.7
Effect of common share equivalents	—	1.3	1.2	1.1
Effect of convertible Preferred Stock	—	—	—	9.7
Weighted-average common shares outstanding – Diluted	63.7	68.4	71.5	80.5

Net income (loss) per common share:
Basic – Continuing operations	$(0.43)	$5.66	$0.78	$2.83
Basic – Discontinued operations	—	—	—	(3.83)
Basic net income (loss) per common share	$(0.43)	$5.66	$0.78	$(1.00)

Diluted – Continuing operations	$(0.43)	$5.55	$0.76	$2.75
Diluted – Discontinued operations	—	—	—	(3.32)
Diluted net income (loss) per common share	$(0.43)	$5.55	$0.76	$(0.57)

1.The hypothetical conversion of the Preferred Stock became dilutive for the year ended September 30, 2021, primarily stemming from the significant income from continuing operations and offsetting loss from discontinued operations in Fiscal 2021, and their combined effect on the Company’s calculation of diluted net income (loss) per common share.
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

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Stock options	0.7	0.2	0.2	0.5
Restricted stock units	1.0	—	—	—
Preferred Stock	5.6	9.7	9.7	—
Additionally, there were shares issuable under the Company’s ESPP, as defined in Note 7, that were not included in the computation of diluted net income (loss) per common share because the anti-dilutive effects were de minimis during the year ended December 31, 2023.
7. Stock-based Compensation
On December 23, 2019, the Board approved the Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan (the “2014 Plan”). On February 11, 2020, the stockholders of the Company approved an additional 4,850,000 shares to be reserved for issuance under the 2014 Plan. The 2014 Plan, which was originally approved by the stockholders on February 12, 2014, provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights to selected employees and non-employee directors. The 2014 Plan mandates that all shares underlying lapsed, forfeited, expired, terminated, cancelled and withheld awards, including those from the predecessor plan, be returned to the 2014 Plan and made available for issuance. As of December 31, 2023, there were 3,301,997 shares of common stock available for issuance pursuant to the 2014 Plan. The 2014 Plan is the only plan maintained by the Company pursuant to which equity awards are granted.
All unvested employee equity awards contain a “double trigger” change in control mechanism to the extent such employee equity award is continued or assumed after a change in control. If an award is not continued or assumed by a public company in an equitable manner, such award shall become vested immediately prior to a change in control (in the case of a restricted stock unit award with performance conditions at the then-calculable payout percentage for any completed annual performance periods and at 100% for any annual performance periods not yet calculable, and in the case of a restricted stock unit award with market performance conditions at 100% of the award then earned but not then vested). If an award is so continued or assumed, vesting will continue in accordance with the terms of the award, unless there is a qualifying termination (without cause or for good reason) within one year following the change in control, in which event the award shall immediately become vested (in the case of a restricted stock unit award with performance conditions at the then-calculable payout percentage for any completed annual performance periods and at 100% for any annual performance periods not yet calculable, and in the case of a restricted stock unit award with market performance conditions at 100% of the award then earned but not then vested).
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
The fair values of the options granted for the periods presented were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,		Year Ended September 30,
	2023	2022	2021
Risk-free interest rate	4.26%	1.93%	0.44%
Expected volatility	49.92%	48.89%	48.15%
Expected life (in years)	5.12	5.14	5.36
Dividend yield	—	—	—
Due to the Company’s change in its fiscal year end, the Company did not make annual grants to employees during the three months ended December 31, 2021.

The following table summarizes all stock option activity for the year ended December 31, 2023 (in millions, except per share amounts and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of December 31, 2022	1.3	$38.73	6.0	$20.7
Granted	0.1	$65.00
Exercised	(0.3)	$37.91
Canceled/Forfeited	(0.0)	$50.79
Expired	(0.0)	$36.19
Balance as of December 31, 2023	1.1	$41.38	5.8	$51.3
Vested and expected to vest after December 31, 2023	1.1	$40.81	5.8	$51.0
Exercisable as of December 31, 2023	0.9	$35.94	5.1	$45.3

1.Aggregate intrinsic value represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.
During the years ended December 31, 2023 and 2022, three months ended December 31, 2021, and year ended September 30, 2021, the Company recorded stock-based compensation expense related to stock options of $3.8 million, $3.9 million, $0.6 million, and $4.4 million, respectively. As of December 31, 2023, there was $3.8 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years.
The following table summarizes additional information on stock options for the periods presented (in millions, except per share amounts):

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Weighted-average fair value per share of stock options granted	$31.86	$26.50	$—	$15.62
Total grant date fair value of stock options vested	$3.2	$2.7	$3.7	$5.6
Total intrinsic value of stock options exercised	$10.9	$11.5	$4.1	$15.7
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
The following table summarizes all RSU activity for the year ended December 31, 2023 (in millions, except grant date fair value amounts):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2022	1.2	$45.60
Granted	0.4	$62.84
Performance awards[1]	0.1	$35.78
Released[1]	(0.4)	$39.77
Canceled/Forfeited	(0.1)	$51.85
Balance as of December 31, 2023	1.2	$53.14
Vested and expected to vest after December 31, 2023[2]	1.2	$52.95

1.Includes additional restricted stock units that vested and were released as a result of the satisfaction of a performance vesting condition.
2.As of December 31, 2023, outstanding awards with performance conditions were expected to vest at greater than 100% of their original grant amount.
During the years ended December 31, 2023 and 2022, three months ended December 31, 2021, and year ended September 30, 2021, the Company recorded stock-based compensation expense related to RSUs of $23.0 million, $23.7 million, $2.2 million, and $14.0 million, respectively. During the years ended December 31, 2023 and 2022, three months ended December 31, 2021, and year ended September 30, 2021, the Company recognized a tax benefit related to stock-based compensation expense of $6.2 million, $3.3 million, $2.4 million, and $1.2 million, respectively.
As of December 31, 2023, there was $28.3 million of total unrecognized compensation expense related to unvested RSUs (including unrecognized expense for RSUs with performance conditions at their estimated value as of December 31, 2023), which is expected to be recognized over a weighted-average period of 1.9 years.
The following table summarizes additional information regarding RSUs (in millions, except per share amounts):

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Weighted-average fair value per share of RSUs granted	$62.84	$50.63	$52.43	$38.18
Total grant date fair value of RSUs vested	$20.1	$9.6	$7.0	$16.5
Total intrinsic value of RSUs released	$38.6	$17.4	$14.5	$15.2
Employee Stock Purchase Plan
On March 20, 2023, the Board adopted the Company’s 2023 Employee Stock Purchase Plan (the “ESPP”), subject to stockholder approval, which was subsequently obtained on May 17, 2023 in conjunction with the 2023 Annual Meeting of Stockholders. The ESPP allows eligible employees to acquire shares of the Company’s common stock through payroll deductions over six-month offering periods. The purchase price per share is equal to 85% of the lesser of (1) the fair market value of a share of the Company’s common stock on the offering date, defined as the first trading day of the offering period, or (2) the fair market value of a share of the Company’s common stock on the purchase date, defined as the last trading day of the offering period; provided that the purchase price is not less than the $0.01 par value per share of the common stock. Participant purchases are limited to a maximum of $12,500 worth of stock per offering period (or $25,000 per calendar year). The Company is authorized to grant up to 1,000,000 shares of its common stock under the ESPP.
The first offering period commenced on July 1, 2023 and ended on December 31, 2023. As of December 31, 2023, the Company has not issued any shares of common stock (shares of common stock for the first offering period were issued in January 2024). During the year ended December 31, 2023, the Company recorded stock-based compensation expense related to the ESPP of $1.2 million.

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
Share repurchases under the Repurchase Program may be made from time to time through various means, including open market purchases (including block trades), privately negotiated transactions, accelerated share repurchase transactions (“ASR”), or through a series of forward purchase agreements, option contracts, or similar agreements and contracts (including Rule 10b5-1 plans) adopted by the Company, in each case in accordance with the rules and regulations of the SEC, including, if applicable, Rule 10b-18 of the Exchange Act. The timing, volume, and nature of share repurchases pursuant to the Repurchase Program are at the discretion of management and may be suspended or discontinued at any time. Shares repurchased under the Repurchase Program are retired immediately and are included in the category of authorized but unissued shares. Direct and incremental costs associated with the Repurchase Program are deferred and included as a component of the purchase price. The excess of the purchase price over the par value of the common shares is reflected in retained earnings.
The following table sets forth the Company’s share repurchases (in millions, except per share data):

	Year Ended December 31,
	2023	2022
Total number of shares repurchased	1.6	6.8
Amount repurchased	$110.9	$387.8
Average price per share	$68.82	$56.62
Share repurchases for the year ended December 31, 2023 were made through a combination of a Rule 10b5-1 repurchase plan and open market transactions. During the year ended December 31, 2023, the Company incurred costs directly attributable to the Repurchase Program of $0.6 million. Share repurchases for the year ended December 31, 2022 were made through a combination of open market transactions as well as through two ASRs. During the year ended December 31, 2022, the Company incurred costs directly attributable to the Repurchase Program of approximately $0.3 million. There were no share repurchases during the three months ended December 31, 2021 or year ended September 30, 2021.
As of December 31, 2023, the Company had approximately $389.1 million available for repurchases remaining under the Repurchase Program.
9. Prepaid Expenses and Other Current Assets
The following table summarizes the significant components of prepaid expenses and other current assets (in millions):

	December 31,
	2023	2022
Vendor rebates	$371.8	$335.9
Other	72.8	81.9
Total prepaid expenses and other current assets	$444.6	$417.8

10. Accrued Expenses
The following table summarizes the significant components of accrued expenses (in millions):

	December 31,
	2023	2022
Inventory	$140.5	$106.9
Customer rebates	124.9	112.8
Payroll and employee benefit costs	101.4	118.6
Selling, general and administrative	108.5	96.0
Income taxes	0.1	7.8
Interest and other	23.2	5.9
Total accrued expenses	$498.6	$448.0
11. Property and Equipment
The following table provides a detailed breakout of property and equipment, by type (in millions):

	December 31,
	2023	2022
Land and buildings	$22.3	$23.2
Leasehold improvements	104.1	80.4
Equipment	455.6	449.4
Furniture and fixtures	61.9	58.3
Software	28.4	18.4
Finance lease assets	162.1	99.8
Fixed assets in progress	61.5	30.1
Total property and equipment	895.9	759.6
Accumulated depreciation	(459.5)	(422.6)
Total property and equipment, net	$436.4	$337.0
Depreciation expense for the years ended December 31, 2023 and 2022, three months ended December 31, 2021, and year ended September 30, 2021 was $91.2 million, $75.1 million, $16.5 million, and $58.9 million, respectively.
12. Goodwill and Intangible Assets
Goodwill
The following table sets forth the changes in the carrying amount of goodwill for the periods presented (in millions):

Balance as of December 31, 2021	1,777.4
Acquisitions	140.9
Translation and other adjustments	(2.0)
Balance as of December 31, 2022	$1,916.3
Acquisitions	35.6
Translation and other adjustments	0.7
Balance as of December 31, 2023	$1,952.6
The changes in the carrying amount of goodwill for the year ended December 31, 2023 were driven primarily by the Company’s recent acquisitions. See Note 3 for additional information.

Intangible Assets
The intangible asset lives range from 1 to 20 years. The following table summarizes intangible assets by category (in millions, except time periods):

	December 31,		Weighted-Average Remaining Life[1]
	2023	2022	(Years)
Amortizable intangible assets:
Customer relationships and other	$1,238.9	$1,198.1	15.3
Trademarks	5.6	4.5	0.8
Total amortizable intangible assets	1,244.5	1,202.6	15.3
Accumulated amortization	(850.8)	(764.7)
Total amortizable intangible assets, net	393.7	437.9
Indefinite-lived trademarks	9.8	9.8
Total intangibles, net	$403.5	$447.7

1.As of December 31, 2023.
Amortization expense relating to the above-listed intangible assets for the years ended December 31, 2023 and 2022, three months ended December 31, 2021, and year ended September 30, 2021 was $85.0 million, $84.1 million, $22.2 million, and $103.3 million, respectively.
The following table summarizes the estimated future amortization expense for intangible assets (in millions):

Year Ending December 31,
2024	$75.0
2025	60.1
2026	51.3
2027	42.0
2028	33.6
Thereafter	131.7
Total future amortization expense	$393.7

13. Financing Arrangements
The following table summarizes all outstanding debt (presented net of unamortized debt issuance costs) and other financing arrangements (in millions):

	December 31,
	2023	2022
Revolving Lines of Credit
2026 ABL:
2026 U.S. Revolver[1]	$80.0	$254.9
2026 Canada Revolver	—	—
Borrowings under revolving lines of credit, net	$80.0	$254.9

Long-term Debt, net
Term Loan:
2028 Term Loan[2]	$964.5	$972.2
Current portion	(10.0)	(10.0)
Long-term borrowings under term loan	954.5	962.2
Senior Notes:
2026 Senior Notes[3]	298.1	297.4
2029 Senior Notes[4]	347.4	346.8
2030 Senior Notes[5]	592.3	—
Long-term borrowings under senior notes	1,237.8	644.2
Long-term debt, net	$2,192.3	$1,606.4

1.Effective rate on borrowings of 6.68% as of December 31, 2023.
2.Interest rate of 7.97% and 6.32% as of December 31, 2023 and 2022, respectively.
3.Interest rate of 4.50% for all periods presented.
4.Interest rate of 4.125% for all periods presented.
5.Interest rate of 6.50% for all periods presented.
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
The Company capitalized debt issuance costs of $4.0 million related to the 2029 Senior Notes, which are being amortized over the term of the financing arrangements.
As of December 31, 2023, the outstanding balance on the 2029 Senior Notes, net of $2.6 million of unamortized debt issuance costs, was $347.4 million.
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
The 2026 ABL contains a springing financial covenant that requires a minimum 1.00 : 1.00 Fixed Charge Coverage Ratio (consolidated EBITDA less capital expenditures to fixed charges, each as defined in the 2026 ABL credit agreement) as of the end of each fiscal quarter (in each case, calculated on a trailing four fiscal quarter basis). The covenant would become operative if the Company failed to maintain a specified minimum amount of availability to borrow under the 2026 ABL, which was not applicable to the Company as of December 31, 2023.
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
As of December 31, 2023, the outstanding balance on the 2026 ABL, net of $4.0 million of unamortized debt issuance costs, was $80.0 million. The Company also had outstanding standby letters of credit related to the 2026 U.S. Revolver in the amount of $15.8 million as of December 31, 2023.
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
On March 16, 2023, the Company novated and amended its interest rate swap agreement related to the 2028 Term Loan. For additional information, see Note 22.
As of December 31, 2023, the outstanding balance on the 2028 Term Loan, net of $10.5 million of unamortized debt issuance costs, was $964.5 million.
2030 Senior Notes
On July 31, 2023, the Company, and certain subsidiaries of the Company as guarantors, completed a private offering of $600.0 million aggregate principal amount of 6.500% Senior Secured Notes due 2030 (the “2030 Senior Notes”) at an issue price equal to par. The 2030 Senior Notes mature on August 1, 2030 and bear interest at a rate of 6.500% per annum, payable on February 1 and August 1 of each year, commencing on February 1, 2024. The 2030 Senior Notes and related subsidiary guarantees are secured by a shared first-priority lien on the Term Priority Collateral and a shared second-priority lien on the ABL Priority Collateral. Certain excluded assets will not be included in the Term Priority Collateral and the ABL Priority Collateral. The 2030 Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s active U.S. subsidiaries.
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
On July 31, 2023 the Company used net proceeds from the offering, together with cash on hand and available borrowings under the 2026 ABL to complete the Repurchase of the Preferred Stock.
The Company capitalized debt issuance costs of $8.1 million related to the 2030 Senior Notes, which are being amortized over the term of the financing arrangement.

As of December 31, 2023, the outstanding balance on the 2030 Senior Notes, net of $7.7 million of unamortized debt issuance costs, was $592.3 million.
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
As of December 31, 2023, the outstanding balance on the 2026 Senior Notes, net of $1.9 million of unamortized debt issuance costs, was $298.1 million.
Other Information
The following table presents annual principal payments for all outstanding financing arrangements for each of the next five years and thereafter (in millions):

Year Ending December 31,	2026 ABL	2028 Term Loan	Senior Notes[1]	Total
2024	$—	$10.0	$—	$10.0
2025	—	10.0	—	10.0
2026	84.0	10.0	300.0	394.0
2027	—	10.0	—	10.0
2028	—	935.0	—	935.0
Thereafter	—	—	950.0	950.0
Total debt	84.0	975.0	1,250.0	2,309.0
Unamortized debt issuance costs	(4.0)	(10.5)	(12.2)	(26.7)
Total debt, net	$80.0	$964.5	$1,237.8	$2,282.3

1.Represent principal amounts for 2026, 2029, and 2030 Senior Notes.
Under the terms of the 2026 ABL, the 2028 Term Loan, the 2026 Senior Notes, the 2029 Senior Notes, and the 2030 Senior Notes, the Company is limited in making certain restricted payments, including dividends on its common stock. Based on the provisions in the respective debt agreements and given the Company’s intention to not pay common stock dividends in the foreseeable future, the Company does not believe that the restrictions are significant.

14. Leases
The following table summarizes components of lease costs recognized in the consolidated statements of operations (in millions; amounts include both continuing and discontinued operations):

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Operating lease costs	$124.4	$112.7	$27.3	$106.1
Finance lease costs:
Amortization of right-of-use assets	22.5	13.3	2.0	5.2
Interest on lease obligations	5.7	2.6	0.3	0.5
Variable lease costs	12.3	9.4	2.1	9.2
Total lease costs	$164.9	$138.0	$31.7	$121.0
The following table presents supplemental cash flow information related to the Company’s leases (in millions):

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$121.1	$105.0	$26.2	$106.3
Operating cash flows from finance leases	$5.1	$2.4	$0.2	$0.5
Financing cash flows from finance leases	$21.2	$12.1	$1.5	$4.0
Right-of-use assets obtained in exchange for new finance lease liabilities	$65.4	$62.8	$6.3	$29.1
Right-of-use assets obtained in exchange for new operating lease liabilities	$67.9	$66.2	$10.8	$55.4
As of December 31, 2023, the Company’s operating leases had a weighted-average remaining lease term of 6.0 years and a weighted-average discount rate of 5.26%, and the Company’s finance leases had a weighted-average remaining lease term of 4.7 years and a weighted-average discount rate of 5.94%.
The following table summarizes future lease payments as of December 31, 2023 (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2024	$113.4	$32.8
2025	109.1	32.5
2026	96.6	31.4
2027	79.8	26.4
2028	62.3	15.5
Thereafter	134.4	6.2
Total future lease payments	595.6	144.8
Imputed interest	(82.2)	(18.3)
Total lease liabilities	$513.4	$126.5
15. Commitments and Contingencies
The Company is subject to loss contingencies pursuant to various federal, state, and local environmental laws and regulations; however, the Company is not aware of any reasonably possible losses that would have a material impact on its results of operations, financial position, or liquidity. Potential environmental loss contingencies include possible obligations to remove or mitigate the effects on the environment of the placement, storage, disposal, or release of certain chemical or other substances by the Company or by other parties. Historically, environmental liabilities have not had a material impact on the Company’s results of operations, financial position, or liquidity.
The Company is subject to litigation and governmental investigations from time to time in the ordinary course of business; however, the Company does not expect the results, if any, to have a material adverse impact on its results of operations, financial position, or liquidity. The Company accrues a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The Company also considers whether an insurance recovery receivable is applicable and appropriate based on the specific legal claim. The actual costs of resolving legal claims and governmental investigations may be substantially higher or lower than the amounts accrued for those activities.
In December 2018, a Company vehicle was involved in an accident that resulted in a fatality. The estate of the decedent and two bystanders filed a lawsuit in October 2019 in the Fourth Judicial District Court for Utah County, Provo Division, against the driver and the Company. Trial was held in late August 2022; the jury determined that the truck driver was not liable for the accident. The plaintiffs filed post-trial motions seeking a judgment as a matter of law or for a new trial. In April 2023, the trial court ruled on the plaintiffs’ motions, granting plaintiffs’ judgment against the driver and ordering that the second phase of the trial proceed. On June 29, 2023, the Utah appeals court granted the Company’s petition for an interlocutory appeal. There is not a probable loss with respect to this matter and any potential loss in regard to this matter is not reasonably estimable. Accordingly, the Company has not accrued any amounts related to this matter within its financial statements as of December 31, 2023.
16. Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is composed of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity.
The following table summarizes the components of, and changes in, AOCI (in millions):

	Foreign Currency Translation	Derivative Financial Instruments	AOCI
Balance as of September 30, 2020	$(19.7)	$(15.0)	$(34.7)
Other comprehensive income (loss) before reclassifications	4.0	7.3	11.3
Reclassifications out of other comprehensive income (loss)	—	—	—
Balance as of September 30, 2021	$(15.7)	$(7.7)	$(23.4)
Other comprehensive income (loss) before reclassifications	0.4	3.6	4.0
Reclassifications out of other comprehensive income (loss)	—	—	—
Balance as of December 31, 2021	$(15.3)	$(4.1)	$(19.4)
Other comprehensive income (loss) before reclassifications	(6.9)	13.8	6.9
Reclassifications out of other comprehensive income (loss)	—	—	—
Balance as of December 31, 2022	$(22.2)	$9.7	$(12.5)
Other comprehensive income (loss) before reclassifications	2.7	(1.9)	0.8
Reclassifications out of other comprehensive income (loss)	—	(2.6)	(2.6)
Balance as of December 31, 2023	$(19.5)	$5.2	$(14.3)
Gains (losses) on derivative instruments are reclassified in the consolidated statements of operations in interest expense, financing costs and other, net in the period in which the hedged transaction affects earnings.
17. Income Taxes
The Company recorded a provision for (benefit from) income taxes of $151.1 million, $161.3 million, $20.9 million, and $77.3 million for the years ended December 31, 2023 and 2022, three months ended December 31, 2021, and year ended September 30, 2021, respectively.

The following table summarizes the components of the income tax provision (benefit) (in millions):

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
Current:
Federal	$87.8	$91.5	$14.1	$28.4
Foreign	5.8	7.2	0.9	3.6
State	29.0	32.6	4.7	13.3
Total current taxes	122.6	131.3	19.7	45.3

Deferred:
Federal	22.0	25.5	0.9	27.6
Foreign	0.6	(0.6)	—	0.1
State	5.9	5.1	0.3	4.3
Total deferred taxes	28.5	30.0	1.2	32.0

Provision for (benefit from) income taxes	$151.1	$161.3	$20.9	$77.3
The following table is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the periods presented:

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2023	2022	2021	2021
U.S. federal income taxes at statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.7%	4.8%	4.3%	4.6%
Share-based payments[1]	(0.8)%	(0.4)%	(2.2)%	(0.3)%
Non-deductible meals and entertainment	0.4%	0.2%	0.2%	0.2%
Other	0.5%	0.4%	0.2%	0.4%
Effective tax rate	25.8%	26.0%	23.5%	25.9%

1.Share-based payments had a more significant impact in the Transition Period due to the short period and timing of exercise.
Deferred income taxes reflect the tax consequences of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax law. These temporary differences are determined according to ASC 740. The following table presents temporary differences that give rise to deferred tax assets and liabilities for the periods presented (in millions):

	December 31,
	2023	2022
Deferred tax assets:
Deferred compensation	$11.4	$10.3
Allowance for doubtful accounts	6.8	6.5
Accrued vacation and other	10.8	9.3
Inventory valuation	17.4	19.2
Tax loss carryforwards[1]	0.4	0.8
Unrealized (gain) loss on financial derivatives	(1.7)	(3.1)
Lease liability	131.5	119.8
Total deferred tax assets	176.6	162.8

Deferred tax liabilities:
Excess book over tax depreciation and amortization	(75.1)	(39.4)
Lease right-of-use asset	(119.5)	(113.7)
Total deferred tax liabilities	(194.6)	(153.1)

Net deferred income tax assets (liabilities)	$(18.0)	$9.7

1.Composed of state net operating loss carryforwards.
The Company acquired $135.3 million of federal and state net operating loss carryforwards (“NOLs”) as part of its acquisition of Roofing Supply Group, LLC in fiscal year 2016. The Company has $0.4 million in state NOLs remaining as of December 31, 2023.
The Company’s non-domestic subsidiary, Beacon Roofing Supply Canada Company (“BRSCC”), is treated as a controlled foreign corporation. BRSCC’s taxable income, which reflects all of the Company’s Canadian operations, is being taxed only in Canada and would generally be taxed in the United States only upon an actual or deemed distribution. The Company expects that BRSCC’s earnings will be indefinitely reinvested for the foreseeable future; therefore, no United States deferred tax asset or liability for the differences between the book basis and the tax basis of BRSCC has been recorded as of December 31, 2023. Under the Tax Cuts and Jobs Act enacted in December 2017, future distributions from foreign subsidiaries will generally be subject to a federal dividends received deduction in the U.S. Should the earnings be remitted as dividends, the Company may be subject to additional foreign withholding and state income taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.
As of December 31, 2023, the Company’s goodwill balance on its consolidated balance sheet was $1.95 billion, of which there remains an amortizable tax basis of $1.04 billion for income tax purposes.
As of December 31, 2023, there were no uncertain tax positions which, if recognized, would affect the Company’s effective tax rate. The Company’s accounting policy is to recognize any interest and penalties related to income tax matters in income tax expense in the consolidated statements of operations.
The Company has operations in 50 U.S. states and six provinces in Canada. The Company is currently under audit in certain state and local jurisdictions for various years. These audits may involve complex issues, which may require an extended period of time to resolve. Additional taxes are reasonably possible; however, the amounts cannot be estimated at this time or would not be significant. The Company is no longer subject to U.S. federal income tax examinations for any fiscal years ended on or before September 30, 2019. For the majority of states, the Company is also no longer subject to tax examinations for any fiscal years ended on or before September 30, 2019. In Canada, the Company is no longer subject to federal or provincial tax examinations for any fiscal years ended on or before September 30, 2019.
On October 8, 2021, the Organization for Economic Co-operation and Development (“OECD”) released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released the Model GloBE Rules for Pillar Two defining a 15% global minimum tax rate for large multinational corporations. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Model GloBE Rules for Pillar Two expected by calendar year 2024. The Company is continuing to evaluate the Model GloBE Rules for Pillar Two and related legislation, and their potential impact on future periods.
18. Geographic Data
The following table summarizes certain geographic information for the periods presented (in millions):

	December 31,
	2023	2022
Long-lived assets:
U.S.	$821.8	$770.6
Canada	15.6	11.8
Total long-lived assets	$837.4	$782.4
19. Allowance for Doubtful Accounts
The following table summarizes changes in the valuation of the allowance for doubtful accounts for each balance sheet period presented (in millions):

	Year Ended December 31,
	2023	2022
Beginning Balance	$17.2	$16.1
Charged to Operations	7.6	14.2
Write-offs	(9.8)	(13.1)
Ending Balance	$15.0	$17.2
20. Fair Value Measurement
As of December 31, 2023, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).
As of December 31, 2023, based upon recent trading prices (Level 2), the fair values of the Company’s $300.0 million 2026 Senior Notes, $350.0 million 2029 Senior Notes, and $600.0 million 2030 Senior Notes were $289.9 million, $319.4 million, and $615.0 million, respectively.
As of December 31, 2023, the fair value of the Company’s term loan and revolving lines of credit approximated the amount outstanding. The Company estimates the fair value of its term loan and revolving lines of credit by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).
21. Employee Benefit Plans
The Company maintains defined contribution plans covering non-union employees of the Company who have 90 days of service and are at least 21 years old. Employees covered by a collective bargaining agreement are generally excluded from participation. All employees who are non-resident aliens are also excluded from participation. An eligible employee may elect to make a before-tax contribution of between 1% and 100% of his or her compensation through payroll deductions, not to exceed the annual limit set by law. The Company currently matches the first 50% of participant contributions limited to 6% of a participant’s gross compensation (maximum Company match is 3%). The combined total expense for this plan and a similar plan for Canadian employees for the years ended December 31, 2023 and 2022, three months ended December 31, 2021, and year ended September 30, 2021 was $15.3 million, $13.4 million, $4.5 million, and $12.4 million, respectively.
The Company also participates in multi-employer defined benefit plans for which it is not the sponsor. The aggregated expense for these plans for the years ended December 31, 2023 and 2022, three months ended December 31, 2021, and year ended September 30, 2021 was $2.6 million, $3.7 million, $0.4 million, and $2.1 million, respectively. Withdrawal from participation in one of these plans requires the Company to make a lump-sum contribution to the plan, and the Company’s withdrawal liability depends on the extent of the plan’s funding of vested benefits, among other factors.
22. Financial Derivatives
The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings.
On September 11, 2019, the Company entered into two interest rate swap agreements to manage the interest rate risk associated with the variable rate on the Company’s previous term loan. Each swap agreement has a notional amount of $250.0 million. As part of the 2021 Debt Refinancing, Beacon refinanced its previous term loan, resulting in the issuance of the 2028 Term Loan; the two interest rate swaps were designed and executed such that they continue to hedge against a total notional amount of $500.0 million related to the refinanced 2028 Term Loan. One agreement (the “5-year swap”) was scheduled to expire on August 30, 2024 and swaps the thirty-day LIBOR with a fixed-rate of 1.49%. The second agreement (the “3-year swap”) expired on August 30, 2022 and swapped the thirty-day LIBOR with a fixed-rate of 1.50%. At the inception of the swap agreements, the Company determined that both swaps qualified for cash flow hedge accounting under ASC 815. Therefore, changes in the fair value of the swaps, net of taxes, were recognized in other comprehensive income each period, then reclassified into the consolidated statements of operations as a component of interest expense, financing costs and other, net in the period in which the hedged transaction affects earnings.
On March 16, 2023, the Company novated its 5-year swap agreement to another counterparty and, in connection with such novation, amended the interest rate swap agreement. The amendment changed the index rate from LIBOR to SOFR, increased the total notional amount of the interest rate swap to $500.0 million, and extended the termination date to March 31, 2027 (the “2027 interest rate swap”). Specifically, the fixed rate of 1.49% indexed to LIBOR was modified to 3.00% indexed to SOFR. The Company used a strategy commonly referred to as “blend and extend” which allows the asset position of the novated 5-year swap agreement of approximately $9.9 million to be effectively blended into the new 2027 interest rate swap agreement. As a result of this transaction, on March 16, 2023, the 5-year swap agreement was de-designated and the unrealized gain of $9.9 million included within accumulated other comprehensive income was frozen and will be ratably reclassified as a reduction to interest expense, financing costs and other, net over the original term of the 5-year swap, or through August 30, 2024 as the hedged transactions affect earnings. Additionally, the 2027 interest rate swap had a fair value of $9.9 million at inception and will be ratably recorded to accumulated other comprehensive income and reclassified to interest expense, financing costs and other, net over the term of the 2027 interest rate swap, or through March 31, 2027 as the hedged transactions affect earnings. At the inception of the 2027 interest rate swap, the Company determined that the swap qualified for cash flow hedge accounting under ASC 815. Therefore, changes in the fair value of the swap, net of taxes, will be recognized in other comprehensive income each period, then reclassified into the consolidated statements of operations as a component of interest expense, financing costs and other, net in the period in which the hedged transaction affects earnings. The 2027 interest rate swap is the only swap agreement outstanding as of December 31, 2023.
The effectiveness of the outstanding 2027 interest rate swap will be assessed qualitatively by the Company during the life of the hedge by (i) comparing the current terms of the hedge with the related hedged debt to assure they continue to coincide and (ii) through an evaluation of the ability of the counterparty to the hedge to honor its obligations under the hedge. The Company performed a qualitative analysis as of December 31, 2023 and concluded that the outstanding 2027 interest rate swap continues to meet the requirements under ASC 815 to qualify for cash flow hedge accounting. As of December 31, 2023, the fair value of the 2027 interest rate swap, net of tax, was $7.8 million in favor of the Company.
During the year ended December 31, 2023, the Company reclassified a gain of $2.6 million out of accumulated other comprehensive income (loss) and to interest expense, financing costs and other, net. Approximately $8.4 million of net gains included in accumulated other comprehensive income (loss) at December 31, 2023 is expected to be reclassified into earnings within the next 12 months as interest payments are made on the Company’s Term Loan and amortization of the frozen AOCI on the 5-year swap and inception date fair value of the 2027 interest rate swap occurs. The Company records any differences paid or received on its interest rate hedges to interest expense, financing costs and other, net within the consolidated statements of operations. The following table summarizes the combined fair values, net of tax, of the interest rate derivative instruments (in millions):

		Net Assets (Liabilities) as of
		December 31,
Instrument	Fair Value Hierarchy	2023	2022
Designated interest rate swaps[1]	Level 2	$7.8	$9.7

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
The following table summarizes the amounts of gain (loss) on the interest rate derivative instruments recognized in other comprehensive income (in millions):

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
Instrument	2023	2022	2021	2021
Designated interest rate swaps	$(1.9)	$13.8	$3.6	$7.3

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
1. Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2023. Based on this evaluation, our chief executive officer and interim chief financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were (1) designed to ensure that material information relating to Beacon Roofing Supply, Inc., including its consolidated subsidiaries, is made known to our chief executive officer and interim chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) designed to be effective, and were effective, in that they provide reasonable assurance of achieving their objectives, including that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and interim chief financial officer, to allow timely decisions regarding required disclosures.
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
Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2023, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our assessment, we believe that, as of December 31, 2023, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.
Our Independent Registered Public Accounting Firm has issued a report on our internal control over financial reporting. This report appears below.

(b) Attestation Report of the Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors of
Beacon Roofing Supply, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Beacon Roofing Supply, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Beacon Roofing Supply, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Beacon Roofing Supply, Inc. as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, the three months ended December 31, 2021, and the year ended September 30, 2021, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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
February 28, 2024

(c) Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2023, except as noted below, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408 of Regulation S-K.
Christopher C. Nelson, Executive Vice President and Chief Technology Officer, entered into a Rule 10b5-1 trading arrangement on December 8, 2023. Mr. Nelson’s trading arrangement provides for the potential sale of up to 7,850 shares of our common stock through November 22, 2024. This trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report:
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2023 and 2022
•Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, three months ended December 31, 2021, and year ended September 30, 2021
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022, three months ended December 31, 2021, and year ended September 30, 2021
•Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023 and 2022, three months ended December 31, 2021, and year ended September 30, 2021
•Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022, three months ended December 31, 2021, and year ended September 30, 2021
•Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
Financial statement schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.
(3) Exhibits
INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date
2.1	Equity Purchase Agreement, dated as of December 20, 2020, by and between Beacon Roofing Supply, Inc. and ASP Sailor Acquisition Corp.	8-K	2.1	December 21, 2020
3.1	Second Amended and Restated Certificate of Incorporation of Beacon Roofing Supply, Inc.	10-K	3.1	December 23, 2004
3.2	By-Laws of Beacon Roofing Supply, Inc. (effective August 11, 2021).	8-K	3.1	August 17, 2021
4.1*	Description of Common Stock
4.2	Indenture, dated as of October 9, 2019, by and among Beacon Roofing Supply, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent.	8-K	4.1	October 9, 2019
4.3	Form of 4.500% Senior Secured Notes due 2026 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.2).	8-K	4.2	October 9, 2019
4.4	Indenture, dated as of May 10, 2021, by and among Beacon Roofing Supply, Inc., the subsidiary guarantor party thereto, and U.S. Bank National Association, as trustee.	8-K	4.1	May 10, 2021
4.5	Form of 4.125% Senior Notes due 2029 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.4).	8-K	4.2	May 10, 2021
4.6	Indenture, dated as of July 31, 2023, by and among Beacon Roofing Supply, Inc., the subsidiary guarantor party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent.	8-K	4.1	July 31, 2023
4.7	Form of 6.500% Senior Secured Notes due 2030 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.6).	8-K	4.2	July 31, 2023
10.1	Amended and Restated Term Loan Credit Agreement, dated May 19, 2021, by and among Beacon Roofing Supply, Inc., as borrower, Citibank, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto.	8-K	10.1	May 21, 2021

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date
10.2	Second Amended and Restated Credit Agreement, dated May 19, 2021, by and among Beacon Roofing Supply, Inc., as a guarantor, certain subsidiaries of Beacon Roofing Supply, Inc. party thereto as borrowers, and lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders.	8-K	10.2	May 21, 2021
10.3	Amendment No. 2, dated as of June 6, 2023, to the Second Amended and Restated Credit Agreement among the Company, the other loan parties party thereto, the lenders party thereto and the Administrative Agent.	8-K	10.1	June 9, 2023
10.4	Amendment No. 2, dated as of July 3, 2023, to the Amended and Restated Term Loan Credit Agreement among the Company, the other loan parties party thereto, the lenders party thereto and the Administrative Agent.	8-K	10.1	July 10, 2023
10.5	Investment Agreement, dated as of August 24, 2017, by and among Beacon Roofing Supply, Inc., CD&R Boulder Holdings, L.P. and Clayton, Dubilier & Rice Fund IX, L.P. (solely for purposes of Sections 4.13 and 4.14 thereof), including the form of Certificate of Designations and Registration Rights Agreement attached as Exhibits A and B thereto, respectively.	8-K	10.1	August 24, 2017
10.6	Repurchase letter agreement, dated July 6, 2023, between Beacon Roofing Supply, Inc. and CD&R Boulder Holdings, L.P.	8-K	10.1	July 7, 2023
10.7+	Description of Beacon Roofing Supply, Inc. Executive Annual Incentive Plan	10-Q	10.1	May 5, 2023
10.8+	Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan	DEF 14A	Appendix A	January 9, 2020
10.9+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settle at Retirement).	10-Q	10.1	May 6, 2022
10.10+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settle at Vest).	10-Q	10.2	May 6, 2022
10.11+*	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Performance-Based Restricted Stock Unit Award Agreement for Employees
10.12+*	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Performance-Based Restricted Stock Unit Award Agreement for Employees (Optional Deferred Settlement)
10.13+*	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Time-Based Restricted Stock Unit Award Agreement for Employees
10.14+*	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Time-Based Restricted Stock Unit Award Agreement for Employees (Optional Deferred Settlement)
10.15+*	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan Stock Option Agreement
10.16+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan A25 Performance and Time-Based Restricted Stock Unit Award Agreement.	8-K	10.1	March 14, 2022
10.17+	Beacon Roofing Supply, Inc. Deferred Compensation Plan dated February 16, 2023	8-K	10.1	February 17, 2023
10.18+	Executive Severance and Restrictive Covenant Agreement, dated as of September 10, 2020, between Beacon Roofing Supply, Inc., Beacon Sales Acquisition, Inc. and Julian G. Francis.	10-K	10.19	November 20, 2020
10.19+	Form of Executive Severance and Restrictive Covenant Agreement between Beacon Roofing Supply, Inc., Beacon Sales Acquisition, Inc. and executive officers and certain senior management.	10-K	10.20	November 20, 2020
10.20+	Form of Indemnification Agreement between Beacon Roofing Supply, Inc. and directors, executive officers and certain other officers.	8-K	10.1	November 17, 2021
21*	Subsidiaries of Beacon Roofing Supply, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a) certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date
31.2*	Rule 13a-14(a) certification of Interim CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Section 1350 certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Section 1350 certification of Interim CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Beacon Roofing Supply, Inc. Incentive Compensation Recoupment Policy
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
** Furnished herewith
ITEM 16. 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACON ROOFING SUPPLY, INC. (REGISTRANT)

	By:	/s/ CARMELO CARRUBBA
Carmelo Carrubba
Interim Chief Financial Officer
Date: February 28, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ STUART A. RANDLE	Chairman	February 28, 2024
Stuart A. Randle

/s/ JULIAN G. FRANCIS	President and Chief Executive Officer	February 28, 2024
Julian G. Francis

/s/ CARMELO CARRUBBA	Interim Chief Financial Officer	February 28, 2024
Carmelo Carrubba

/s/ SAMUEL M. GUZMAN JR.	Vice President and Chief Accounting Officer	February 28, 2024
Samuel M. Guzman Jr.

/s/ BARBARA G. FAST	Director	February 28, 2024
Barbara G. Fast

/s/ RICHARD W. FROST	Director	February 28, 2024
Richard W. Frost

/s/ ALAN GERSHENHORN	Director	February 28, 2024
Alan Gershenhorn

/s/ MELANIE M. HART	Director	February 28, 2024
Melanie M. Hart

/s/ RACQUEL H. MASON	Director	February 28, 2024
Racquel H. Mason

/s/ ROBERT M. MCLAUGHLIN	Director	February 28, 2024
Robert M. McLaughlin

/s/ EARL NEWSOME	Director	February 28, 2024
Earl Newsome

/s/ NEIL S. NOVICH	Director	February 28, 2024
Neil S. Novich

/s/ DOUGLAS L. YOUNG	Director	February 28, 2024
Douglas L. Young