Form 10-Q
period 2024-03-31
BEACON ROOFING SUPPLY INC
filed 2024-05-03
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, 63,599,031 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.
FORM 10-Q
For the Quarter Ended March 31, 2024

PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Condensed Consolidated Financial Statements
BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except per share amounts)

	March 31,	December 31,	March 31,
	2024	2023	2023
Assets
Current assets:
Cash and cash equivalents	$134.6	$84.0	$74.2
Accounts receivable, less allowance of $14.7, $15.0, and $17.6 as of March 31, 2024, December 31, 2023, and March 31, 2023, respectively	1,188.5	1,140.2	1,003.7
Inventories, net	1,537.6	1,227.9	1,292.8
Prepaid expenses and other current assets	520.1	444.6	345.7
Total current assets	3,380.8	2,896.7	2,716.4
Property and equipment, net	457.0	436.4	350.8
Goodwill	2,011.1	1,952.6	1,921.1
Intangibles, net	434.0	403.5	437.2
Operating lease right-of-use assets, net	517.3	503.6	460.0
Deferred income taxes, net	2.1	2.1	9.5
Other assets, net	16.2	12.8	8.1
Total assets	$6,818.5	$6,207.7	$5,903.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,247.2	$942.8	$879.9
Accrued expenses	423.1	498.6	306.4
Current portion of operating lease liabilities	92.0	89.7	95.8
Current portion of finance lease liabilities	29.1	26.2	18.0
Current portion of long-term debt	15.9	10.0	10.0
Total current liabilities	1,807.3	1,567.3	1,310.1
Borrowings under revolving lines of credit, net	111.5	80.0	234.8
Long-term debt, net	2,487.6	2,192.3	1,604.8
Deferred income taxes, net	24.0	20.1	0.3
Other long-term liabilities	1.3	0.5	—
Operating lease liabilities	436.5	423.7	374.6
Finance lease liabilities	109.8	100.3	72.7
Total liabilities	4,978.0	4,384.2	3,597.3
Commitments and contingencies (Note 13)
Convertible Preferred Stock (voting); $0.01 par value; aggregate liquidation preference $400.0; 0.0, 0.0 and 0.4 shares authorized, issued and outstanding as of March 31, 2024, December 31, 2023, and March 31, 2023, respectively (Note 5)	—	—	399.2
Stockholders' equity:
Common stock (voting); $0.01 par value; 100.0 shares authorized; 63.6, 63.3, and 64.0 shares issued and outstanding as of March 31, 2024, December 31, 2023, and March 31, 2023, respectively	0.6	0.6	0.6
Undesignated preferred stock; 5.0 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	1,228.6	1,218.4	1,197.2
Retained earnings	624.4	618.8	724.5
Accumulated other comprehensive income (loss)	(13.1)	(14.3)	(15.7)
Total stockholders' equity	1,840.5	1,823.5	1,906.6
Total liabilities and stockholders' equity	$6,818.5	$6,207.7	$5,903.1
See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Net sales	$1,912.4	$1,732.3
Cost of products sold	1,439.2	1,290.4
Gross profit	473.2	441.9
Operating expense:
Selling, general and administrative	381.5	338.3
Depreciation	25.5	20.7
Amortization	21.1	22.3
Total operating expense	428.1	381.3
Income (loss) from operations	45.1	60.6
Interest expense, financing costs and other, net	38.6	27.8
Loss on debt extinguishment	2.4	—
Income (loss) before provision for income taxes	4.1	32.8
Provision for (benefit from) income taxes	(1.5)	8.0
Net income (loss)	$5.6	$24.8

Reconciliation of net income (loss) to net income (loss) attributable to common stockholders:
Net income (loss)	$5.6	$24.8
Dividends on Preferred Stock	—	(6.0)
Undistributed income allocated to participating securities	—	(2.5)
Net income (loss) attributable to common stockholders	$5.6	$16.3

Weighted-average common shares outstanding:
Basic	63.6	64.3
Diluted	64.8	65.6

Net income (loss) per common share:
Basic	$0.09	$0.25
Diluted	$0.09	$0.25

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in millions)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$5.6	$24.8
Other comprehensive income (loss):
Foreign currency translation adjustment	(3.1)	(0.2)
Unrealized gain (loss) due to change in fair value of derivative financial instruments, net of tax	5.1	(2.8)
Derivative financial instruments reclassified to earnings, net of tax	(0.8)	(0.2)
Total other comprehensive income (loss)	1.2	(3.2)
Comprehensive income (loss)	$6.8	$21.6
See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited; in millions)

	Common Stock			Retained
	Shares	Amount	APIC[1]	Earnings	AOCI[2]	Total
Three Months Ended March 31, 2024
Balance as of December 31, 2023	63.3	$0.6	$1,218.4	$618.8	$(14.3)	$1,823.5
Issuance of common stock, net of shares withheld for taxes	0.3	—	2.8	—	—	2.8
Stock-based compensation	—	—	7.4	—	—	7.4
Other comprehensive income (loss)	—	—	—	—	1.2	1.2
Net income (loss)	—	—	—	5.6	—	5.6
Balance as of March 31, 2024	63.6	$0.6	$1,228.6	$624.4	$(13.1)	$1,840.5

Three Months Ended March 31, 2023
Balance as of December 31, 2022	64.2	$0.6	$1,187.2	$728.8	$(12.5)	$1,904.1
Repurchase and retirement of common stock, net[3]	(0.4)	—	—	(23.1)	—	(23.1)
Issuance of common stock, net of shares withheld for taxes	0.2	—	4.0	—	—	4.0
Stock-based compensation	—	—	6.0	—	—	6.0
Other comprehensive income (loss)	—	—	—	—	(3.2)	(3.2)
Net income (loss)	—	—	—	24.8	—	24.8
Dividends on Preferred Stock	—	—	—	(6.0)	—	(6.0)
Balance as of March 31, 2023	64.0	$0.6	$1,197.2	$724.5	$(15.7)	$1,906.6

1.Additional Paid-in Capital (“APIC”).
2.Accumulated Other Comprehensive Income (Loss) (“AOCI”).
3.See Note 7 for additional information.
See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income (loss)	$5.6	$24.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	46.6	43.0
Stock-based compensation	7.4	6.0
Certain interest expense and other financing costs	0.5	1.1
Loss on debt extinguishment	2.4	—
Gain on sale of fixed assets and other	(1.6)	(4.2)
Deferred income taxes	2.8	1.1
Changes in operating assets and liabilities:
Accounts receivable	(38.4)	8.6
Inventories	(303.2)	40.0
Prepaid expenses and other current assets	(69.2)	68.7
Accounts payable and accrued expenses	207.0	(88.8)
Other assets and liabilities	(0.7)	0.9
Net cash provided by (used in) operating activities	(140.8)	101.2

Investing Activities
Capital expenditures	(27.0)	(22.2)
Acquisition of business, net	(109.0)	(27.4)
Proceeds from sale of assets	1.7	5.1
Purchases of investments	(0.8)	—
Net cash provided by (used in) investing activities	(135.1)	(44.5)

Financing Activities
Borrowings under revolving lines of credit	677.8	442.0
Payments under revolving lines of credit	(646.8)	(462.5)
Borrowings under term loan	300.0	—
Payments under term loan	—	(2.5)
Payment of debt issuance costs	(0.2)	—
Payments under equipment financing facilities and finance leases	(6.4)	(4.3)
Payment of fees for the repurchase of convertible Preferred Stock	(0.1)	—
Repurchase and retirement of common stock, net	—	(20.9)
Proceeds from employee stock purchase plan	4.1	—
Payment of dividends on Preferred Stock	—	(6.0)
Proceeds from issuance of common stock related to equity awards	3.5	4.8
Payment of taxes related to net share settlement of equity awards	(4.8)	(0.8)
Net cash provided by (used in) financing activities	327.1	(50.2)

Effect of exchange rate changes on cash and cash equivalents	(0.6)	—

Net increase (decrease) in cash and cash equivalents	50.6	6.5
Cash and cash equivalents, beginning of period	84.0	67.7
Cash and cash equivalents, end of period	$134.6	$74.2

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$40.6	$20.8
Income taxes, net of refunds	$3.6	$5.9
Supplemental Disclosure of Non-Cash Activities
Amounts accrued for repurchases of common stock, inclusive of excise tax	$—	$2.2

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
The Company operates its business primarily under the trade name “Beacon Building Products” and services customers in all 50 states throughout the U.S. and seven provinces in Canada. The Company’s material subsidiaries are Beacon Sales Acquisition, Inc. and Beacon Roofing Supply Canada Company.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company prepared the condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information have been condensed or omitted. Certain prior period amounts have been reclassified to conform to current period presentation.
The balance sheet as of March 31, 2023 has been presented for a better understanding of the impact of seasonal fluctuations on the Company’s financial condition. The three-month periods ended March 31, 2024 and 2023 each had 64 business days.
In management’s opinion, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2024.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recent Accounting Pronouncements — Not Yet Adopted
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
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improving Reportable Segment Disclosures (Topic 280).” The standard is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The standard requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The standard also requires all annual disclosures currently required by ASC Topic 280 to be included in interim periods. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a registrant's effective tax rate reconciliation as well as information on income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted and should be applied prospectively. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

3. Acquisitions
The following table presents the Company’s acquisitions between January 1, 2023 and March 31, 2024. The Company acquired 100% of the equity or substantially all of the net assets in each case. The Company has not provided pro forma results of operations for any of the transactions below, as the transactions individually and in the aggregate for the respective year are not material to the Company. The results of operations for these transactions are included in the Company’s condensed consolidated statements of operations from the date of the acquisition (dollars in millions):

Date Acquired	Company Name	Region	Branches	Goodwill Recognized[1]	Intangible Assets Acquired[1]
February 12, 2024	Metro Sealant & Waterproofing Supply, Inc.	Virginia and Maryland	4	$22.6	$25.2
February 1, 2024	Roofers Supply of Greenville	South Carolina and North Carolina	3	$35.5	$26.6
November 1, 2023	H&H Roofing Supply, LLC	California	1	$1.1	$1.0
October 2, 2023	Garvin Construction Products	Maryland, New York, Connecticut, New Jersey, and Massachusetts	5	$17.6	$10.1
September 5, 2023	S&H Building Material Corporation	New York	1	$6.2	$4.1
August 1, 2023	All American Vinyl Siding Supply, LLC	Mississippi	1	$0.7	$0.8
July 11, 2023	Crossroads Roofing Supply, Inc.	Oklahoma	5	$2.9	$11.1
June 12, 2023	Silver State Building Materials, Inc.	Nevada	1	$0.6	$0.9
March 31, 2023	Al's Roofing Supply, Inc.	California	4	$3.7	$7.1
March 31, 2023	Prince Building Systems, LLC	Wisconsin	1	$0.3	$2.0
January 4, 2023	First Coastal Exteriors, LLC	Alabama and Mississippi	2	$0.8	$1.9

1.For Metro Sealant & Waterproofing Supply, Inc., Roofers Supply of Greenville, H&H Roofing Supply, LLC, Garvin Construction Products, S&H Building Material Corporation, All American Vinyl Siding Supply, LLC, Crossroads Roofing Supply, Inc., and Silver State Building Materials, Inc., the measurement period is still open and amounts are based on provisional estimates of the fair value of assets acquired and liabilities assumed as of March 31, 2024.
In each company’s respective twelve months prior to being acquired by Beacon, the companies listed above produced aggregate annual sales of approximately $318.0 million. The total transaction costs incurred by the Company for these acquisitions for the three months ended March 31, 2024 were $2.0 million. Of the $92.0 million of goodwill recognized for these acquisitions, $51.7 million is deductible for tax purposes.
4. Net Sales
The following table presents the Company’s net sales by line of business and geography (in millions):

	U.S.	Canada	Total
Three Months Ended March 31, 2024
Residential roofing products	$920.6	$6.8	$927.4
Non-residential roofing products	492.1	36.5	528.6
Complementary building products	454.1	2.3	456.4
Total net sales	$1,866.8	$45.6	$1,912.4

Three Months Ended March 31, 2023
Residential roofing products	$843.6	$6.2	$849.8
Non-residential roofing products	425.8	23.8	449.6
Complementary building products	431.6	1.3	432.9
Total net sales	$1,701.0	$31.3	$1,732.3
5. Net Income (Loss) Per Common Share
Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common share equivalents or the conversion of Preferred Stock (as defined below) when outstanding during the period. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and vesting of restricted stock unit (“RSU”) awards. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the fully diluted weighted-average number of common shares outstanding during the period.
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
On July 31, 2023 (the “Repurchase Date”), the Company repurchased (the “Repurchase”) all 400,000 issued and outstanding shares of the Preferred Stock held by CD&R Holdings (the shares of Preferred Stock held by CD&R Holdings, the “Shares”) pursuant to a letter agreement dated July 6, 2023 (the “Repurchase Letter Agreement”) in cash for $805.4 million, including $0.9 million of accrued but unpaid dividends as of such date (the “Repurchase Price”). In connection with the Repurchase, CD&R Holdings agreed that for as long as Philip Knisely or Nathan Sleeper remained a member of the Company’s Board and for a period of six months thereafter, the customary voting, standstill, and transfer restrictions set forth in the original Investment Agreement with respect to the Preferred Stock will continue to apply to CD&R Holdings and its related fund in accordance with their terms. Following the closing of the Repurchase, Mr. Sleeper resigned from the Company’s Board and Mr. Knisely remained a member of the Company’s Board until his resignation on January 23, 2024.
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
Before the Repurchase occurred, the Preferred Stock was convertible perpetual participating preferred stock of the Company, and conversion of the Preferred Stock into $0.01 par value shares of the Company’s common stock would have been at a conversion price of $41.26 per share (or 9,694,619 shares of common stock). The Preferred Stock accumulated dividends at a rate of 6.0% per annum (payable quarterly in cash or in-kind, subject to certain conditions). The Preferred Stock was not mandatorily redeemable; therefore, it was classified as mezzanine equity in the Company’s condensed consolidated balance sheets. Holders of Preferred Stock would have participated in dividends on an as-converted basis if declared on common shares. As a result, Preferred Stock was classified as a participating security and thereby required the allocation of income that would have otherwise been available to common stockholders when calculating net income (loss) per common share.
For periods in which Preferred Stock is outstanding, diluted net income (loss) per common share is calculated by utilizing the most dilutive result of the if-converted and two-class methods. In both methods, net income (loss) attributable to common stockholders and the weighted-average common shares outstanding are adjusted to account for the impact of the assumed issuance of potential common shares that are dilutive, subject to dilution sequencing rules.

The following table presents the components and calculations of basic and diluted net income (loss) per common share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)	$5.6	$24.8
Dividends on Preferred Stock	—	(6.0)
Undistributed income allocated to participating securities	—	(2.5)
Net income (loss) attributable to common stockholders – Basic and Diluted	$5.6	$16.3

Denominator:
Weighted-average common shares outstanding – Basic	63.6	64.3
Effect of common share equivalents	1.2	1.3
Weighted-average common shares outstanding – Diluted	64.8	65.6

Net income (loss) per common share:
Basic	$0.09	$0.25
Diluted	$0.09	$0.25
The following table includes the number of shares that may be dilutive common shares in the future (except for the Preferred Stock, which was redeemed in July 2023 and therefore has no dilutive impact in the future as of March 31, 2024). These shares were not included in the computation of diluted net income (loss) per common share because the effect was either anti-dilutive or the requisite performance conditions were not met (in millions):

	Three Months Ended March 31,
	2024	2023
Stock options	0.0	0.2
Restricted stock units	0.0	0.1
Preferred Stock	—	9.7
Employee Stock Purchase Plan	0.1	—
6. Stock-based Compensation
On December 23, 2019, the Board of Directors of the Company (the “Board”) approved the Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan (the “2014 Plan”). On February 11, 2020, the stockholders of the Company approved an additional 4,850,000 shares to be reserved for issuance under the 2014 Plan. The 2014 Plan, which was originally approved by the stockholders on February 12, 2014, provides for discretionary awards of stock options, stock awards, restricted stock units, and stock appreciation rights to selected employees and non-employee directors. The 2014 Plan mandates that all shares underlying lapsed, forfeited, expired, terminated, cancelled and withheld awards, including those from the predecessor plan, be returned to the 2014 Plan and made available for issuance. As of March 31, 2024, there were 2,717,332 shares of common stock available for issuance pursuant to the 2014 Plan. The 2014 Plan is the only plan maintained by the Company pursuant to which equity awards are granted.
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
The fair values of the options granted for the periods presented were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.12%	4.26%
Expected volatility	48.05%	49.92%
Expected life (in years)	5.08	5.12
Dividend yield	—	—
The following table summarizes all stock option activity for the three months ended March 31, 2024 (in millions, except per share amounts and time periods):

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of December 31, 2023	1.1	$41.38	5.8	$51.3
Granted	0.1	84.90
Exercised	(0.1)	30.42
Canceled/Forfeited	(0.0)	62.07
Balance as of March 31, 2024	1.1	$46.42	6.0	$56.7
Vested and expected to vest after March 31, 2024	1.1	$45.91	5.9	$56.3
Exercisable as of March 31, 2024	0.9	$39.38	5.2	$50.8

1.Aggregate intrinsic value represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.
During the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense related to stock options of $1.0 million and $0.9 million, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized a tax benefit related to stock-based compensation expense related to stock options of $1.3 million and $0.4 million, respectively.
As of March 31, 2024, there was $6.7 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years. The following table summarizes additional information on stock options (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Weighted-average fair value per share of stock options granted	$40.20	$31.86
Total grant date fair value of stock options vested	$2.7	$1.8
Total intrinsic value of stock options exercised	$6.4	$3.3
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
The following table summarizes all RSU activity for the three months ended March 31, 2024 (in millions, except grant date fair value amounts):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2023	1.2	$53.14
Granted	0.3	$84.83
Released	(0.2)	$55.31
Canceled/Forfeited	(0.0)	$56.72
Balance as of March 31, 2024	1.3	$60.78
Vested and expected to vest after March 31, 2024[1]	1.2	$60.23

1.As of March 31, 2024, outstanding awards with performance conditions were expected to vest at less than 100% of their original grant amount.
During the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense related to RSUs of $5.8 million and $5.1 million, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized a tax benefit related to stock-based compensation expense related to RSUs of $1.3 million and $0.1 million, respectively.
As of March 31, 2024, there was $46.0 million of unrecognized compensation expense related to unvested RSUs (including unrecognized expense for RSUs with performance conditions at their estimated value as of March 31, 2024), which is expected to be recognized over a weighted-average period of 2.3 years.
The following table summarizes additional information regarding RSUs (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Weighted-average fair value per share of RSUs granted	$84.83	$65.00
Total grant date fair value of RSUs vested	$8.8	$3.5
Total intrinsic value of RSUs released	$15.1	$3.7
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
During the three months ended March 31, 2024, employees purchased approximately 58.0 thousand shares at a per share price of $70.86. As of March 31, 2024, there were approximately 942.0 thousand shares of common stock available for issuance pursuant to the Company’s ESPP. During the three months ended March 31, 2024, the Company recorded stock-based compensation expense related to the ESPP of $0.6 million.
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
Share repurchases under the Repurchase Program may be made from time to time through various means, including open market purchases (including block trades), privately negotiated transactions, accelerated share repurchase transactions (“ASR”) or through a series of forward purchase agreements, option contracts or similar agreements and contracts (including Rule 10b5-1 plans) adopted by the Company, in each case in accordance with the rules and regulations of the SEC, including, if applicable, Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing, volume, and nature of share repurchases pursuant to the Repurchase Program are at the discretion of management and may be suspended or discontinued at any time. Shares repurchased under the Repurchase Program are retired immediately and are included in the category of authorized but unissued shares. Direct and incremental costs associated with the Repurchase Program are deferred and included as a component of the purchase price. The excess of the purchase price over the par value of the common shares is reflected in retained earnings.
The following table sets forth the Company’s share repurchases (in millions, except per share data):

	Three Months Ended March 31,
	2024	2023
Total number of shares repurchased	—	0.4
Amount repurchased	$—	$23.1
Average price per share	$—	$58.21

The Company did not make any share repurchases during the three months ended March 31, 2024. Share repurchases for the three months ended March 31, 2023 were made on the open market through a Rule 10b5-1 repurchase plan. During the three months ended March 31, 2023, the Company incurred de minimis costs directly attributable to the Repurchase Program.
As of March 31, 2024, the Company had approximately $389.1 million available for repurchases remaining under the Repurchase Program.
8. Prepaid Expenses and Other Current Assets
The following table summarizes the significant components of prepaid expenses and other current assets (in millions):

	March 31,	December 31,	March 31,
	2024	2023	2023
Vendor rebates	$417.2	$371.8	$273.8
Other	102.9	72.8	71.9
Total prepaid expenses and other current assets	$520.1	$444.6	$345.7
9. Goodwill and Intangible Assets
Goodwill
The following table sets forth the change in the carrying amount of goodwill during the three months ended March 31, 2024 (in millions):

Balance as of December 31, 2023	$1,952.6
Acquisitions	59.2
Translation and other adjustments	(0.7)
Balance as of March 31, 2024	$2,011.1

The changes in the carrying amount of goodwill for the three months ended March 31, 2024 were driven primarily by the Company’s recent acquisitions. See Note 3 for additional information.
Intangible Assets
The intangible asset lives range from 1 to 20 years. The following table summarizes intangible assets by category (in millions, except time periods):

	March 31,	December 31,	March 31,	Weighted-Average Remaining
	2024	2023	2023	Life[1] (Years)
Amortizable intangible assets:
Customer relationships and other	$1,290.4	$1,238.9	$1,209.9	15.7
Trademarks	5.6	5.6	4.5	0.6
Total amortizable intangible assets	1,296.0	1,244.5	1,214.4	15.6
Accumulated amortization	(871.8)	(850.8)	(787.0)
Total amortizable intangible assets, net	424.2	393.7	427.4
Indefinite-lived trademarks	9.8	9.8	9.8
Total intangibles, net	$434.0	$403.5	$437.2

1.As of March 31, 2024.
Amortization expense relating to the above-listed intangible assets for the three months ended March 31, 2024 and 2023 was $21.1 million and $22.3 million, respectively.
The following table summarizes the estimated future amortization expense for intangible assets (in millions):

Year Ending December 31,
2024 (April - December)	$61.6
2025	66.7
2026	56.9
2027	47.4
2028	38.4
Thereafter	153.2
Total future amortization expense	$424.2
10. Accrued Expenses
The following table summarizes the significant components of accrued expenses (in millions):

	March 31,	December 31,	March 31,
	2024	2023	2023
Inventory	$178.1	$140.5	$108.8
Customer rebates	38.2	124.9	35.8
Payroll and employee benefit costs	55.7	101.4	47.6
Selling, general and administrative	121.1	108.5	101.7
Income taxes	—	0.1	1.3
Interest and other	30.0	23.2	11.2
Total accrued expenses	$423.1	$498.6	$306.4

11. Financing Arrangements
The following table summarizes all outstanding debt (presented net of unamortized debt issuance costs) and other financing arrangements (in millions):

	March 31,	December 31,	March 31,
	2024	2023	2023
Revolving Lines of Credit
2026 ABL:
2026 U.S. Revolver[1]	$111.5	$80.0	$234.8
2026 Canada Revolver	—	—	—
Borrowings under revolving lines of credit, net	$111.5	$80.0	$234.8

Long-term Debt, net
Term Loan:
2028 Term Loan[2]	$1,265.2	$964.5	$970.2
Current portion	(15.9)	(10.0)	(10.0)
Long-term borrowings under term loan	1,249.3	954.5	960.2
Senior Notes:
2026 Senior Notes[3]	298.3	298.1	297.6
2029 Senior Notes[4]	347.4	347.4	347.0
2030 Senior Notes[5]	592.6	592.3	—
Long-term borrowings under senior notes	1,238.3	1,237.8	644.6
Long-term debt, net	$2,487.6	$2,192.3	$1,604.8

1.Effective rate on borrowings of 5.93%, 6.68%, and 5.75% as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively.
2.Interest rate of 7.33%, 7.97%, and 6.88% as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively.
3.Interest rate of 4.50% for all periods presented.
4.Interest rate of 4.125% for all periods presented.
5.Interest rate of 6.50% as of March 31, 2024 and December 31, 2023, respectively.
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
In March 2024, the Company entered into a financing arrangement to refinance the 2028 Term Loan resulting in an increase in the outstanding principal balance from $975.0 million to $1.275 billion at March 31, 2024. Refer to the discussion below for additional information regarding the refinancing.
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
As of March 31, 2024, the outstanding balance on the 2029 Senior Notes, net of $2.6 million of unamortized debt issuance costs, was $347.4 million.
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
On June 6, 2023, the Company entered into Amendment No. 2 to the 2026 ABL (the “2026 ABL Amendment No. 2”) with Wells Fargo Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto. The 2026 ABL Amendment No. 2, among other things, (i) replaced the LIBOR interest rate index and its related borrowing mechanics under the 2026 ABL with a SOFR interest rate index and its related borrowing mechanics, and (ii) updated certain other provisions of the 2026 ABL to reflect the transition from LIBOR to SOFR. Except as amended by the 2026 ABL Amendment No. 2, the remaining terms of the 2026 ABL remain in full force and effect.
The 2026 ABL contains a springing financial covenant that requires a minimum 1.00:1.00 Fixed Charge Coverage Ratio (consolidated EBITDA less capital expenditures to fixed charges, each as defined in the 2026 ABL credit agreement) as of the end of each fiscal quarter (in each case, calculated on a trailing four fiscal quarter basis). The covenant would become operative if the Company failed to maintain a specified minimum amount of availability to borrow under the 2026 ABL, which was not applicable to the Company as of March 31, 2024.
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
The Company capitalized debt issuance costs of $8.3 million related to the 2026 ABL, which are being amortized over the term of the financing arrangements.

As of March 31, 2024, the outstanding balance on the 2026 ABL, net of $3.5 million of unamortized debt issuance costs, was $111.5 million. The Company also had outstanding standby letters of credit related to the 2026 U.S. Revolver in the amount of $15.8 million as of March 31, 2024.
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
On July 3, 2023, the Company entered into Amendment No. 2 to the 2028 Term Loan (the “2028 Term Loan Amendment No. 2”) with Citibank, N.A., as administrative agent and collateral agent, and the lenders party thereto. The 2028 Term Loan Amendment No. 2, among other things, (i) replaced the LIBOR interest rate index and its related borrowing mechanics under the 2028 Term Loan with a SOFR interest rate index and its related borrowing mechanics, and (ii) updated certain other provisions of the 2028 Term Loan to reflect the transition from LIBOR to SOFR. Except as amended by the 2028 Term Loan Amendment No. 2, the remaining terms of the 2028 Term Loan remain in full force and effect.
On March 28, 2024. the Company entered into Amendment No. 3 to the 2028 Term Loan (the “2028 Term Loan Amendment No. 3”) with Citibank, N.A., as administrative agent and collateral agent, and the lenders party thereto, to refinance the 2028 Term Loan (the “2028 Term Loan Refinancing”). The 2028 Term Loan Amendment No. 3, among other things, (i) increases the aggregate outstanding amount of outstanding term loans to $1.275 billion, (ii) reduces the interest rate to a rate per annum equal to Term SOFR with a 0.00% floor, plus a margin equal to 2.00%, and (iii) increases the required quarterly principal payments from $2.5 million to $3.2 million starting March 31, 2024. Except as amended by the 2028 Term Loan Amendment No. 3, the remaining terms of the 2028 Term Loan remain in full force and effect.
The 2028 Term Loan Refinancing had certain lenders who also participated in previous financing arrangements entered into by the Company; therefore, a portion of the transaction was accounted for as either a debt extinguishment or debt modification. The Company recognized a loss on debt extinguishment totaling $2.4 million during the three months ended March 31, 2024. In addition, unamortized historical debt issuance costs of $9.7 million and new debt issuance costs of $0.1 million related to the 2028 Term Loan are being amortized over the term of the financing arrangement.
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
As of March 31, 2024, the outstanding balance on the 2028 Term Loan, net of $9.8 million of unamortized debt issuance costs, was $1.27 billion.
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
As of March 31, 2024, the outstanding balance on the 2030 Senior Notes, net of $7.4 million of unamortized debt issuance costs, was $592.6 million.
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
As of March 31, 2024, the outstanding balance on the 2026 Senior Notes, net of $1.7 million of unamortized debt issuance costs, was $298.3 million.
12. Leases
The following table summarizes components of lease costs recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$34.1	$30.0
Finance lease costs:
Amortization of right-of-use assets	7.6	4.6
Interest on lease obligations	2.0	1.1
Variable lease costs	3.5	2.9
Total lease costs	$47.2	$38.6

The following table presents supplemental cash flow information related to the Company’s leases (in millions):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$32.9	$28.6
Operating cash flows from finance leases	$2.2	$1.1
Financing cash flows from finance leases	$6.4	$4.3
Right-of-use assets obtained in exchange for new finance lease liabilities	$19.3	$11.8
Right-of-use assets obtained in exchange for new operating lease liabilities	$19.7	$6.8
As of March 31, 2024, the Company’s operating leases had a weighted-average remaining lease term of 5.9 years and a weighted-average discount rate of 5.37%, and the Company’s finance leases had a weighted-average remaining lease term of 4.7 years and a weighted-average discount rate of 6.00%.
The following table summarizes future lease payments as of March 31, 2024 (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2024 (April - December)	$86.7	$27.4
2025	117.7	36.3
2026	104.8	35.4
2027	88.0	30.3
2028	70.5	19.3
Thereafter	151.8	10.8
Total future lease payments	619.5	159.5
Imputed interest	(91.0)	(20.6)
Total lease liabilities	$528.5	$138.9
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
In December 2018, a Company vehicle was involved in an accident that resulted in a fatality. The estate of the decedent and two bystanders filed a lawsuit in October 2019 in the Fourth Judicial District Court for Utah County, Provo Division, against the driver and the Company. Trial was held in late August 2022; the jury determined that the truck driver was not liable for the accident. The plaintiffs filed post-trial motions seeking a judgment as a matter of law or for a new trial. In April 2023, the trial court ruled on the plaintiffs’ motions, granting plaintiffs judgment against the driver and ordering that the second phase of the trial proceed. On June 29, 2023, the Utah appeals court granted the Company’s petition for an interlocutory appeal. There is not a probable loss with respect to this matter and any potential loss in regard to this matter is not reasonably estimable. Accordingly, the Company has not accrued any amounts related to this matter within its financial statements as of March 31, 2024.

14. Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is composed of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity. The following table summarizes the components of, and changes in, AOCI (in millions):

	Foreign Currency Translation	Derivative Financial Instruments	AOCI
Balance as of December 31, 2023	$(19.5)	$5.2	$(14.3)
Other comprehensive income (loss) before reclassifications	(3.1)	5.1	2.0
Reclassifications out of other comprehensive income (loss)	—	(0.8)	(0.8)
Balance as of March 31, 2024	$(22.6)	$9.5	$(13.1)
Gains (losses) on derivative instruments are reclassified in the condensed consolidated statements of operations in interest expense, financing costs and other, net in the period in which the hedged transaction affects earnings.
15. Geographic Data
The following table summarizes certain geographic information (in millions):

	March 31,	December 31,	March 31,
	2024	2023	2023
Long-lived assets:
U.S.	$873.4	$821.8	$774.7
Canada	15.8	15.6	11.6
Total long-lived assets	$889.2	$837.4	$786.3
16. Fair Value Measurement
As of March 31, 2024, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).
As of March 31, 2024, based upon recent trading prices (Level 2), the fair values of the Company’s $300.0 million 2026 Senior Notes, $350.0 million 2029 Senior Notes, and $600.0 million 2030 Senior Notes were $291.8 million, $318.1 million, and $608.3 million, respectively.
As of March 31, 2024, the fair value of the Company’s term loan and revolving lines of credit approximated the amount outstanding. The Company estimates the fair value of its term loan and revolving lines of credit by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).
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
On March 16, 2023, the Company novated its 5-year swap agreement to another counterparty and, in connection with such novation, amended the interest rate swap agreement. The amendment changed the index rate from LIBOR to SOFR, increased the total notional amount of the interest rate swap to $500.0 million, and extended the termination date to March 31, 2027 (the “2027 interest rate swap”). Specifically, the fixed rate of 1.49% indexed to LIBOR was modified to 3.00% indexed to SOFR. The Company used a strategy commonly referred to as “blend and extend” which allows the asset position of the novated 5-year swap agreement of approximately $9.9 million to be effectively blended into the new 2027 interest rate swap agreement. As a result of this transaction, on March 16, 2023, the 5-year swap agreement was de-designated and the unrealized gain of $9.9 million included within accumulated other comprehensive income was frozen and will be ratably reclassified as a reduction to interest expense, financing costs and other, net over the original term of the 5-year swap, or through August 30, 2024 as the hedged transactions affect earnings. Additionally, the 2027 interest rate swap had a fair value of $9.9 million at inception and will be ratably recorded to accumulated other comprehensive income and reclassified to interest expense, financing costs and other, net over the term of the 2027 interest rate swap, or through March 31, 2027 as the hedged transactions affect earnings. At the inception of the 2027 interest rate swap, the Company determined that the swap qualified for cash flow hedge accounting under ASC 815. Therefore, changes in the fair value of the swap, net of taxes, will be recognized in other comprehensive income each period, then reclassified into the condensed consolidated statements of operations as a component of interest expense, financing costs and other, net in the period in which the hedged transaction affects earnings. The 2027 interest rate swap is the only swap agreement outstanding as of March 31, 2024.
The effectiveness of the outstanding 2027 interest rate swap will be assessed qualitatively by the Company during the life of the hedge by (i) comparing the current terms of the hedge with the related hedged debt to assure they continue to coincide and (ii) through an evaluation of the ability of the counterparty to the hedge to honor its obligations under the hedge. The Company performed a qualitative analysis as of March 31, 2024 and concluded that the outstanding 2027 interest rate swap continues to meet the requirements under ASC 815 to qualify for cash flow hedge accounting. As of March 31, 2024, the fair value of the 2027 interest rate swap, net of tax, was $12.9 million in favor of the Company.
During the three months ended March 31, 2024, the Company reclassified gains of $0.8 million out of accumulated other comprehensive income (loss) and to interest expense, financing costs and other, net. Approximately $9.6 million of net gains included in accumulated other comprehensive income (loss) at March 31, 2024 is expected to be reclassified into earnings within the next 12 months as interest payments are made on the Company’s Term Loan and amortization of the frozen AOCI on the 5-year swap and inception date fair value of the 2027 interest rate swap occurs. The Company records any differences paid or received on its interest rate hedges to interest expense, financing costs and other, net within the condensed consolidated statements of operations.
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

		Net Assets (Liabilities) as of
		March 31,	December 31,	March 31,
Instrument	Fair Value Hierarchy	2024	2023	2023
Designated interest rate swaps[1]	Level 2	$12.9	$7.8	$6.9

1.Assets are included in the condensed consolidated balance sheets in prepaid expenses and other current assets, while liabilities are included in accrued expenses.
The following table summarizes the amounts of gain (loss) on the change in fair value of the designated interest rate swaps recognized in other comprehensive income (in millions):

	Three Months Ended March 31,
Instrument	2024	2023
Designated interest rate swaps	$5.1	$(2.8)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis included in our 2023 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report. Unless otherwise indicated, references to “2024” refer to the three months ended March 31, 2024 being discussed and references to “2023” refer to the three months ended March 31, 2023 being discussed.
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
Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We may not succeed in addressing these and other risks. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein and readers are cautioned not to place undue reliance on forward-looking statements.
Overview
We are the largest publicly traded distributor of roofing materials and complementary building products, such as siding and waterproofing, in North America. We have served the building industry for over 90 years and as of March 31, 2024, we operated 542 branches throughout all 50 states in the U.S. and seven provinces in Canada. We offer one of the most extensive ranges of high-quality professional grade exterior products comprising over 130,000 SKUs, and we serve nearly 100,000 residential and non-residential customers who trust us to help them save time, work more efficiently, and enhance their businesses.
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
Our differentiated service model is designed to solve customer needs. The scale of our business provides branch coverage, technology enablement, and investment in our team that is the foundation of customer service excellence. In addition, service is further enhanced by our Beacon OTC® Network, market-based sales teams, and national call center. We believe we also provide the most complete digital commerce platform in roofing distribution, creating value for customers who are able to operate their businesses more effectively and efficiently.
Our mission is to empower our customers to build more for their customers, businesses, and communities. Our project lifecycle support helps our customers find projects, land the job, do the work, and close projects out by providing guidance that allows our customers to deliver on project specifications and timelines that are critical to their success. Using an omni-channel approach and our PRO+ digital suite, we differentiate our services and drive customer retention. Our customer base is composed of professional contractors, home builders, building owners, lumberyards, and retailers across the U.S. and Canada who depend on reliable local access to exterior building products for residential and non-residential projects. Our customers vary in size, ranging from relatively small contractors to large contractors and builders that operate on a national scale.
On February 24, 2022, we announced our Ambition 2025 Value Creation Framework (“Ambition 2025”) to drive growth, enhance customer service, and expand our footprint in key markets, which included new Ambition 2025 financial targets and the Repurchase Program (as defined and further detailed below), as well as strategic deployment of capital on acquisitions and greenfields.
Specifically, since January 1, 2022 we have expanded our geographic footprint in key markets through the opening of 48 greenfield locations and acquisition of 50 total branches from 16 acquisitions. These greenfields and acquired branches contributed $95.1 million and $136.6 million to net sales in 2024, respectively, demonstrating our success in executing Ambition 2025. The scale we have achieved from our expansion serves as a competitive advantage, allowing us to use our assets more efficiently, and manage our expenses to drive operating leverage. For additional information on our acquisition activity, see Note 3 in the Notes to the Condensed Consolidated Financial Statements.
The Ambition 2025 strategies are central to achieving sales growth, improving operational performance, and increasing profitability. Most importantly, our customers benefit from these initiatives as they are designed to make us more efficient and easier to do business with, differentiating our service from competitors. Our recent highlights in our pursuit of Ambition 2025 are further demonstrated by the following accomplishments during the three months ended March 31, 2024:
•7 branches acquired;
•3 new branch locations opened;
•digital sales 27.6% higher than the prior year; and
•continued improvements in the results of our branches falling in the bottom quintile of our financial performance metrics.
As of March 31, 2024, we operated 542 branches, which we designate as either standalone or co-located. A co-located branch shares all or a portion of a physical location with a standalone branch, but it records sales separately (to a different customer base and/or through different product offerings from the standalone branch) and generally operates with independent employees and inventory.
Preferred Stock Repurchase Agreement
On July 31, 2023 (the “Repurchase Date”), we repurchased (the “Repurchase”) all 400,000 issued and outstanding shares of Preferred Stock held by CD&R Holdings Boulder Holdings, L.P. (“CD&R Holdings,” and the shares of Preferred Stock held by CD&R Holdings, the “Shares”) pursuant to a letter agreement dated July 6, 2023 (the “Repurchase Letter Agreement”) in cash for $805.4 million, including $0.9 million of accrued but unpaid dividends as of such date (the “Repurchase Price”). In connection with the Repurchase, CD&R Holdings agreed that for as long as Philip Knisely or Nathan Sleeper remained a member of our Board and for a period of six months thereafter, the customary voting, standstill, and transfer restrictions set forth in the original Investment Agreement with respect to the Preferred Stock would continue to apply to CD&R Holdings and its related fund in accordance with their terms. Following the closing of the Repurchase, Mr. Sleeper resigned from our Board and Mr. Knisely remained a member of our Board until his resignation on January 23, 2024.
The aggregate Repurchase Price and related transaction fees and expenses were financed by a combination of proceeds from the 2030 Senior Notes, which are further described in Note 11 in the Notes to Condensed Consolidated Financial Statements, as well as the 2026 ABL and cash on hand.
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
During the fourth quarter of 2023, we revised our definition of when a branch classification changes from acquired to existing. Previously, the results of operations of branches were designated as acquired until they had been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period, after which such branches were classified as existing. Under our new definition, the results of operations of branches will be designated as acquired until they have been under our ownership and have contributed to our results of operations for at least 12 calendar months (inclusive of partial month activity), after which such branches are classified as existing. The effect of this change in definition is that the prior year results of operations for branches will be reclassified to existing when the comparable current month’s financial results are also classified as existing. As a result of this change, a branch’s results of operations can also now be classified as both acquired and existing in the same fiscal reporting period. We believes this change enhances comparability of branch results between periods and better demonstrates the economic impact of newly acquired branches on our financial results.

The following table illustrates the classification of financial results for branches acquired during the three months ended March 31, 2023:

Date Acquired	Company Name	Branches Acquired	Results of Operations Classified as Acquired	Results of Operations Classified as Existing
March 31, 2023	Al's Roofing Supply, Inc.	4	January 2024 - March 2024	None[1]
March 31, 2023	Prince Building Systems, LLC	1	January 2024 - March 2024	None[1]
January 4, 2023	First Coastal Exteriors, LLC	2	None	January 2023 - March 2023 January 2024 - March 2024

1.There were no sales during the three months ended March 31, 2023 for these acquisitions given March 31, 2023 was the last business day of the fiscal quarter ended March 31, 2023.
All branches acquired prior to January 1, 2023 are classified as existing and all branches acquired on or after March 31, 2023 are classified as acquired.
We also apply the same definition for determining when a branch classification changes from greenfield to existing (e.g., branches are designated as greenfields until they have been opened for at least 12 calendar months (inclusive of partial month activity), after which such branches are classified as existing). It should also be noted that greenfield branches incur limited operating costs prior to their open date for things such as lease costs and other costs incurred in getting the branch ready to open. All such costs incurred prior to the greenfield open date are also classified as greenfield in all periods when discussing our results of operations.

Results of Operations
The following tables set forth condensed consolidated statements of operations data and such data as a percentage of total net sales for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Net sales	$1,912.4	$1,732.3
Cost of products sold	1,439.2	1,290.4
Gross profit	473.2	441.9
Operating expense:
Selling, general and administrative	381.5	338.3
Depreciation	25.5	20.7
Amortization	21.1	22.3
Total operating expense	428.1	381.3
Income (loss) from operations	45.1	60.6
Interest expense, financing costs and other, net	38.6	27.8
Loss on debt extinguishment	2.4	—
Income (loss) before provision for income taxes	4.1	32.8
Provision for (benefit from) income taxes	(1.5)	8.0
Net income (loss)	$5.6	$24.8

	Three Months Ended March 31,
	2024	2023
Net sales	100.0%	100.0%
Cost of products sold	75.3%	74.5%
Gross profit	24.7%	25.5%
Operating expense:
Selling, general and administrative	20.0%	19.5%
Depreciation	1.3%	1.2%
Amortization	1.1%	1.3%
Total operating expense	22.4%	22.0%
Income (loss) from operations	2.3%	3.5%
Interest expense, financing costs and other, net	2.0%	1.6%
Loss on debt extinguishment	0.1%	0.0%
Income (loss) before provision for income taxes	0.2%	1.9%
Provision for (benefit from) income taxes	(0.1)%	0.5%
Net income (loss)	0.3%	1.4%

Comparison of the Three Months Ended March 31, 2024 and 2023
Net Sales
Net sales increased 10.4% to $1.91 billion in 2024, up from $1.73 billion in 2023, driven by a 9.1% increase in residential roofing products, a 17.6% increase in non-residential roofing products, and a 5.4% increase in complementary building products. The following table summarizes net sales by line of business for the periods presented (in millions):

	Three Months Ended March 31,				Year-over-Year Change
	2024		2023
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$927.4	48.5%	$849.8	49.0%	$77.6	9.1%
Non-residential roofing products	528.6	27.6%	449.6	26.0%	79.0	17.6%
Complementary building products	456.4	23.9%	432.9	25.0%	23.5	5.4%
Total net sales	$1,912.4	100.0%	$1,732.3	100.0%	$180.1	10.4%
The following table summarizes net sales by branch classification for the periods presented (in millions):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Organic net sales
Existing	$1,817.1	$1,732.3	$84.8	4.9%
Greenfields	40.4	—	40.4	n/m
Total organic net sales	1,857.5	1,732.3	125.2	7.2%
Acquired	54.9	—	54.9	n/m
Total net sales	$1,912.4	$1,732.3	$180.1	10.4%
The increase in organic net sales was primarily driven by an increase in estimated organic volume of 6-7% due to strong residential and non-residential demand, as well as an increase in weighted-average selling price of 0-1%. Total net sales continued to benefit from greenfields and acquired branches as we execute on our Ambition 2025 plan.
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
Gross Profit
The following table summarizes gross profit and gross margin by branch classification for the periods presented (in millions):

	Three Months Ended March 31,		Change[1]
	2024	2023	$	%
Organic gross profit
Existing	$452.6	$441.9	$10.7	2.4%
Greenfields	8.2	—	8.2	n/m
Total organic gross profit	460.8	441.9	18.9	4.3%
Acquired	12.4	—	12.4	n/m
Total gross profit	$473.2	$441.9	$31.3	7.1%
Gross margin	24.7%	25.5%	N/A	(0.8)%

1.Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Gross margin was 24.7% in 2024, down 0.8 percentage points from 25.5% in 2023. The year-over-year decrease in gross margin resulted from a modest weighted-average product cost increase of approximately 0-1% and a higher non-residential product mix, partially offset by a weighted-average selling price increase (calculated as described above) of approximately 0-1%.
Selling, General, and Administrative Expense
The following table summarizes selling, general, and administrative (“SG&A”) expense by branch classification for the periods presented (in millions):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Organic SG&A
Existing	$360.3	$338.2	$22.1	6.5%
Greenfields	8.9	0.1	8.8	n/m
Total organic SG&A	369.2	338.3	30.9	9.1%
Acquired	12.3	—	12.3	n/m
Total SG&A	$381.5	$338.3	$43.2	12.8%
Total SG&A as % of net sales	20.0%	19.5%
SG&A expense increased 12.8%, or $43.2 million, to $381.5 million in 2024, up from $338.3 million in 2023. The increase in organic SG&A expense was mainly influenced by the following factors:
•a $19.8 million increase in payroll and employee benefit costs, primarily due to increased headcount to drive and support growth, as well as wage inflation;
•a $3.7 million increase in warehouse operating costs, primarily due to an increase in branches since 2023; and
•a $2.4 million increase in selling costs, primarily due to an increase in fleet costs and advertising.
Depreciation Expense
Depreciation expense was $25.5 million in 2024, compared to $20.7 million in 2023. The comparative increase was primarily due to an increase in property and equipment as a result of new and acquired branches subsequent to 2023.
Amortization Expense
Amortization expense was $21.1 million in 2024, compared to $22.3 million in 2023. The modest comparative decrease was primarily due to previously acquired intangible assets becoming fully amortized, partially offset by amortization expense associated with new intangible assets as a result of acquisitions completed since 2023.
Interest Expense, Financing Costs and Other
Interest expense, financing costs and other, net was $38.6 million in 2024, compared to $27.8 million in 2023. The comparative increase was primarily due to higher average debt balances during the respective periods primarily as a result of the 2030 Senior Notes (as defined in Note 11 in the Notes to the Condensed Consolidated Financial Statements) issued in July 2023, and to a lesser extent, a higher weighted-average interest rate on our outstanding debt as a result of the repricing of our variable rate debt and a higher interest rate on our fixed rate 2030 Senior Notes relative to previously issued senior notes that carry a fixed rate.
Loss on Debt Extinguishment
Loss on debt extinguishment was $2.4 million in 2024 due to the refinancing of our 2028 Term Loan and includes the write-off of certain debt issuance costs attributable to extinguished lenders and certain non-creditor related fees.
Income Taxes
Income tax provision (benefit) was $(1.5) million in 2024, compared to $8.0 million in 2023. The comparative decrease in income tax provision was primarily due to lower pre-tax income coupled with an increase in the excess tax benefits of stock-based compensation during 2024. The effective tax rate, excluding discrete items, was 26.4% in 2024, compared to 26.3% in 2023. We expect our 2024 effective tax rate, excluding any discrete items that may arise during the tax year, will range from approximately 26.0% to 27.0%.

Net Income (Loss)/Net Income (Loss) Per Common Share
We calculate basic net income (loss) per common share by dividing net income (loss), less dividends on Preferred Stock and adjustments for participating securities for periods in which they are outstanding, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated based upon the weighted-average common shares plus the effect of all potentially dilutive common share equivalents, except when the effect would be anti-dilutive. For periods in which Preferred Stock is outstanding, diluted net income (loss) per common share is calculated by utilizing the most dilutive result after applying and comparing the two-class method and if-converted method.
The following table presents all the components utilized to calculate basic and diluted net income (loss) per common share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)	$5.6	$24.8
Dividends on Preferred Stock	—	(6.0)
Undistributed income allocated to participating securities	—	(2.5)
Net income (loss) attributable to common stockholders – Basic and Diluted	$5.6	$16.3

Denominator:
Weighted-average common shares outstanding – Basic	63.6	64.3
Effect of common share equivalents	1.2	1.3
Weighted-average common shares outstanding – Diluted	64.8	65.6

Net income (loss) per common share:
Basic	$0.09	$0.25
Diluted	$0.09	$0.25
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
The following table presents the pre-tax impact of the adjusting items on our condensed consolidated statements of operations for each of the periods indicated (in millions):

	Operating Expense		Non-Operating Expense
	SG&A	Amortization	Interest Expense	Other (Income) Expense	Total
Three Months Ended March 31, 2024
Acquisition costs	$3.0	$21.1	$1.0	$—	$25.1
Restructuring costs[1]	0.5	—	0.5	2.4	3.4
Total adjusting items	$3.5	$21.1	$1.5	$2.4	$28.5
Three Months Ended March 31, 2023
Acquisition costs	$1.7	$22.3	$1.0	$—	$25.0
Restructuring costs	0.5	—	0.3	—	0.8
Total adjusting items	$2.2	$22.3	$1.3	$—	$25.8

1.Other (income) expense for the three months ended March 31, 2024 consists of a loss on debt extinguishment of $2.4 million as a result of the refinancing of our 2028 Term Loan, as discussed in Note 11 in the Notes to the Condensed Consolidated Financial Statements.
Refer to Adjusted Net Income (Loss) below for the tax impact of adjusting items.
Adjusted Operating Expense
The following table presents a reconciliation of operating expense, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Operating Expense for each of the periods indicated (in millions):

	Three Months Ended March 31,
	2024	2023
Operating expense	$428.1	$381.3
Acquisition costs	(24.1)	(24.0)
Restructuring costs	(0.5)	(0.5)
Adjusted Operating Expense	$403.5	$356.8

Net sales	$1,912.4	$1,732.3
Operating expense as % of net sales	22.4%	22.0%
Adjusted Operating Expense as % of net sales	21.1%	20.6%

Adjusted Net Income (Loss)
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss) for each of the periods indicated (in millions):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$5.6	$24.8
Adjusting items:
Acquisition costs	25.1	25.0
Restructuring costs	3.4	0.8
Total adjusting items	28.5	25.8
Less: tax impact of adjusting items[1]	(7.5)	(6.8)
Total adjustments, net of tax	21.0	19.0
Adjusted Net Income (Loss)	$26.6	$43.8

Net sales	$1,912.4	$1,732.3
Net income (loss) as % of net sales	0.3%	1.4%
Adjusted Net Income (Loss) as % of net sales	1.4%	2.5%

1.Amounts represent the tax impact of adjustments that are not included in our income tax provision (benefit) for the periods presented. The tax impact of adjustments for the three months ended March 31, 2024 and 2023 were calculated using a blended effective tax rate of 26.3% and 26.4%, respectively.
Adjusted EBITDA
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in millions):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$5.6	$24.8
Interest expense, net	39.1	29.0
Income taxes	(1.5)	8.0
Depreciation and amortization	46.6	43.0
Stock-based compensation	7.4	6.0
Acquisition costs[1]	3.0	1.7
Restructuring costs[1]	2.9	0.5
Adjusted EBITDA	$103.1	$113.0

Net sales	$1,912.4	$1,732.3
Net income (loss) as % of net sales	0.3%	1.4%
Adjusted EBITDA as % of net sales	5.4%	6.5%

1.Amounts represent adjusting items included in SG&A expense and other (income) expense; remaining adjusting item balances are embedded within the other line item balances reported in this table.
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
Liquidity and Capital Resources
Liquidity is defined as the current amount of readily available cash and the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating activities, taking into consideration available borrowings and the seasonal nature of our business.
Our principal sources of liquidity as of March 31, 2024 were our cash and cash equivalents of $134.6 million and our available borrowings of approximately $1.16 billion under our asset-based revolving lines of credit.
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
The following table summarizes our cash flows for the periods indicated (in millions):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$(140.8)	$101.2
Net cash provided by (used in) investing activities	(135.1)	(44.5)
Net cash provided by (used in) financing activities	327.1	(50.2)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	—
Net increase (decrease) in cash and cash equivalents	$50.6	$6.5

Operating Activities
Net cash used in operating activities was $140.8 million in 2024, compared to net cash provided by operating activities of $101.2 million in 2023. Cash from operations decreased $242.0 million in 2024 primarily due to an incremental cash outflow of $233.9 million stemming from changes to our net working capital, mainly driven by unfavorable changes in cash flows related to inventories of $343.2 million, prepaid expenses and other current assets of $137.9 million, and accounts receivable of $47.0 million compared to the prior year, partially offset by a favorable change in cash flows related to accounts payable and accrued expenses of $295.8 million. As discussed above, we generally experience an increase in inventory and peak cash usage in the first quarter with 2024 representing the normalization of the timing of inventory purchases relative to 2023 where we proactively built-up inventory to mitigate risks associated with supply chain dynamics.
Investing Activities
Net cash used in investing activities was $135.1 million in 2024, compared to $44.5 million in 2023. Cash used in investing activities increased $90.6 million in 2024 primarily due to an increase in acquisitions and capital expenditures during the period. See Note 3 for more information.
Financing Activities
Net cash provided by financing activities was $327.1 million in 2024, compared to net cash used in financing activities of $50.2 million in 2023. Cash provided by financing activities increased $377.3 million in 2024 primarily due to the refinancing of our 2028 Term Loan resulting in an increase in principal balance of $300.0 million coupled with net borrowings under our revolving lines of credit compared to a net repayment in the prior year, partially offset by a decrease in share repurchases compared to the prior year.
Financing Arrangements
As of March 31, 2024, we had access to the following financing arrangements:
•the 2026 U.S. Revolver, an asset-based revolving line of credit in the U.S., in an amount up to $1.25 billion and with an outstanding balance (net of unamortized debt issuance costs) of $111.5 million;
•the 2026 Canada Revolver, an asset-based revolving line of credit in Canada, in an amount up to $50.0 million and with no outstanding balance;
•the 2028 Term Loan with an outstanding balance (net of unamortized debt issuance costs) of $1.27 billion; and
•three separate senior notes instruments, the 2030 Senior Notes, 2029 Senior Notes, and 2026 Senior Notes, with outstanding balances (net of unamortized debt issuance costs) of $592.6 million, $347.4 million, and $298.3 million, respectively.
See Note 11 in the Notes to Condensed Consolidated Financial Statements for additional information on our current financing arrangements.
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

The following table sets forth our share repurchases (in millions, except per share data):

	Three Months Ended March 31,
	2024	2023
Total number of shares repurchased	—	0.4
Amount repurchased	$—	$23.1
Average price per share	$—	$58.21
We did not make any share repurchases during the three months ended March 31, 2024. Share repurchases for the three months ended March 31, 2023 were made on the open market through a Rule 10b5-1 repurchase plan. During the three months ended March 31, 2023, we incurred de minimis costs directly attributable to the Repurchase Program.
As of March 31, 2024, we had approximately $389.1 million available for repurchases remaining under the Repurchase Program. See Note 7 in the Notes to Condensed Consolidated Financial Statements for additional information.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 have not changed materially during the three months ended March 31, 2024.
Item 4. Controls and Procedures
As of March 31, 2024, management, including the chief executive officer and interim chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, management, including the chief executive officer and interim chief financial officer, concluded that as of March 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
There have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 13 in the Notes to Condensed Consolidated Financial Statements for information about pending legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to the Company’s purchases of its common stock during the first quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1] (in millions)
January 1 - 31, 2024	—	$—	—	$389.1
February 1 - 29, 2024	—	—	—	$389.1
March 1 - 31, 2024	—	—	—	$389.1
Total	—	$—	—

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
See Note 7 in the Notes to Condensed Consolidated Financial Statements for additional information on our Share Repurchase Program.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2024, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
10.1	Amendment No. 3 to Amended and Restated Term Loan Credit Agreement, dated as of March 28, 2024, by and among the Company, as borrower, Beacon Sales Acquisition, Inc., as guarantor, Citibank, N.A., as administrative agent, and the lenders party thereto.	8-K	10.1	March 28, 2024
31.1*	Rule 13a-14(a) certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Rule 13a-14(a) certification of Interim CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Section 1350 certification of CEO and Interim CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	101.INS Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
(i)the Condensed Consolidated Balance Sheets as of March 31, 2024; December 31, 2023; and March 31, 2023,
(ii)the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023,
(iii)the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023,
(iv)the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023,
(v)the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and
(vi)the Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: May 3, 2024	BY:	/s/ CARMELO CARRUBBA
Carmelo Carrubba
Interim Chief Financial Officer