Form 10-Q
period 2024-09-30
BEACON ROOFING SUPPLY INC
filed 2024-10-31
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2024, 61,887,984 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.
FORM 10-Q
For the Quarter Ended September 30, 2024

PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Condensed Consolidated Financial Statements
BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except per share amounts)

	September 30,	December 31,	September 30,
	2024	2023	2023
Assets
Current assets:
Cash and cash equivalents	$68.0	$84.0	$69.7
Accounts receivable, less allowance of $18.5, $15.0, and $16.7 as of September 30, 2024, December 31, 2023, and September 30, 2023, respectively	1,596.7	1,140.2	1,415.7
Inventories, net	1,494.2	1,227.9	1,307.9
Prepaid expenses and other current assets	541.4	444.6	518.9
Total current assets	3,700.3	2,896.7	3,312.2
Property and equipment, net	497.3	436.4	396.3
Goodwill	2,087.9	1,952.6	1,933.6
Intangibles, net	504.3	403.5	410.5
Operating lease right-of-use assets, net	610.7	503.6	483.0
Deferred income taxes, net	2.1	2.1	4.9
Other assets, net	16.9	12.8	12.5
Total assets	$7,419.5	$6,207.7	$6,553.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,202.7	$942.8	$1,179.9
Accrued expenses	588.3	498.6	601.3
Current portion of operating lease liabilities	98.4	89.7	99.2
Current portion of finance lease liabilities	33.3	26.2	21.9
Current portion of long-term debt	12.8	10.0	10.0
Total current liabilities	1,935.5	1,567.3	1,912.3
Borrowings under revolving lines of credit, net	437.9	80.0	218.3
Long-term debt, net	2,483.3	2,192.3	2,193.9
Deferred income taxes, net	22.3	20.1	0.3
Other long-term liabilities	1.8	0.5	0.3
Operating lease liabilities	527.8	423.7	395.9
Finance lease liabilities	113.3	100.3	82.3
Total liabilities	5,521.9	4,384.2	4,803.3
Commitments and contingencies (Note 13)
Convertible Preferred Stock (voting); $0.01 par value; aggregate liquidation preference $400.0; 0.0, 0.0 and 0.0 shares authorized, issued and outstanding as of September 30, 2024, December 31, 2023, and September 30, 2023, respectively (Note 5)	—	—	—
Stockholders' equity:
Common stock (voting); $0.01 par value; 100.0 shares authorized; 61.9, 63.3, and 63.2 shares issued and outstanding as of September 30, 2024, December 31, 2023, and September 30, 2023, respectively	0.6	0.6	0.6
Undesignated preferred stock; 5.0 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	1,204.5	1,218.4	1,220.3
Retained earnings	715.9	618.8	534.7
Accumulated other comprehensive income (loss)	(23.4)	(14.3)	(5.9)
Total stockholders' equity	1,897.6	1,823.5	1,749.7
Total liabilities and stockholders' equity	$7,419.5	$6,207.7	$6,553.0
See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$2,772.6	$2,584.3	$7,359.6	$6,820.3
Cost of products sold	2,042.2	1,911.7	5,472.3	5,069.6
Gross profit	730.4	672.6	1,887.3	1,750.7
Operating expense:
Selling, general and administrative	430.2	374.3	1,230.2	1,071.3
Depreciation	28.8	23.1	80.8	65.6
Amortization	24.7	21.4	68.7	65.1
Total operating expense	483.7	418.8	1,379.7	1,202.0
Income (loss) from operations	246.7	253.8	507.6	548.7
Interest expense, financing costs and other, net	48.7	35.2	132.7	89.0
Loss on debt extinguishment	—	—	2.4	—
Income (loss) before provision for income taxes	198.0	218.6	372.5	459.7
Provision for (benefit from) income taxes	52.7	57.3	94.4	119.8
Net income (loss)	$145.3	$161.3	$278.1	$339.9

Reconciliation of net income (loss) to net income (loss) attributable to common stockholders:
Net income (loss)	$145.3	$161.3	$278.1	$339.9
Dividends on Preferred Stock	—	(1.9)	—	(13.9)
Undistributed income allocated to participating securities	—	(7.6)	—	(34.3)
Repurchase Premium	—	(414.6)	—	(414.6)
Net income (loss) attributable to common stockholders	$145.3	$(262.8)	$278.1	$(122.9)

Weighted-average common shares outstanding:
Basic	62.0	63.2	62.8	63.7
Diluted	63.1	63.2	63.9	63.7

Net income (loss) per common share:
Basic	$2.34	$(4.16)	$4.43	$(1.93)
Diluted	$2.30	$(4.16)	$4.35	$(1.93)

See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$145.3	$161.3	$278.1	$339.9
Other comprehensive income (loss):
Foreign currency translation adjustment	1.8	(2.5)	(2.5)	(0.2)
Unrealized gain (loss) due to change in fair value of derivative financial instruments, net of tax	(9.8)	3.5	(4.6)	8.6
Derivative financial instruments reclassified to earnings, net of tax	(0.3)	(0.8)	(2.0)	(1.8)
Total other comprehensive income (loss)	(8.3)	0.2	(9.1)	6.6
Comprehensive income (loss)	$137.0	$161.5	$269.0	$346.5
See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited; in millions)

	Common Stock			Retained
	Shares	Amount	APIC[1]	Earnings	AOCI[2]	Total
Three Months Ended September 30, 2024
Balance as of June 30, 2024	61.9	$0.6	$1,196.6	$571.5	$(15.1)	$1,753.6
Repurchase and retirement of common stock, net[3]	—	—	—	(0.9)	—	(0.9)
Issuance of common stock, net of shares withheld for taxes	0.0	0.0	0.3	—	—	0.3
Stock-based compensation	—	—	7.6	—	—	7.6
Other comprehensive income (loss)	—	—	—	—	(8.3)	(8.3)
Net income (loss)	—	—	—	145.3	—	145.3
Balance as of September 30, 2024	61.9	$0.6	$1,204.5	$715.9	$(23.4)	$1,897.6

Three Months Ended September 30, 2023
Balance as of June 30, 2023	63.4	$0.6	$1,208.1	$820.1	$(6.1)	$2,022.7
Repurchase and retirement of common stock, net[3]	(0.4)	(0.0)	—	(25.2)	—	(25.2)
Repurchase of Preferred Stock, net	—	—	—	(414.6)	—	(414.6)
Issuance of common stock, net of shares withheld for taxes	0.2	0.0	0.0	—	—	0.0
Stock-based compensation	—	—	7.9	—	—	7.9
Other comprehensive income (loss)	—	—	—	—	0.2	0.2
Proceeds from disgorgement of short-swing profits, net of tax	—	—	4.3	—	—	4.3
Net income (loss)	—	—	—	161.3	—	161.3
Dividends on Preferred Stock	—	—	—	(6.9)	—	(6.9)
Balance as of September 30, 2023	63.2	$0.6	$1,220.3	$534.7	$(5.9)	$1,749.7

Nine Months Ended September 30, 2024
Balance as of December 31, 2023	63.3	$0.6	$1,218.4	$618.8	$(14.3)	$1,823.5
Repurchase and retirement of common stock, net[3]	(1.9)	(0.0)	—	(181.0)	—	(181.0)
Equity forward contract[3]	—	—	(45.0)	—	—	(45.0)
Issuance of common stock, net of shares withheld for taxes	0.5	0.0	7.8	—	—	7.8
Stock-based compensation	—	—	23.3	—	—	23.3
Other comprehensive income (loss)	—	—	—	—	(9.1)	(9.1)
Net income (loss)	—	—	—	278.1	—	278.1
Balance as of September 30, 2024	61.9	$0.6	$1,204.5	$715.9	$(23.4)	$1,897.6

Nine Months Ended September 30, 2023
Balance as of December 31, 2022	64.2	$0.6	$1,187.2	$728.8	$(12.5)	$1,904.1
Repurchase and retirement of common stock, net[3]	(1.5)	(0.0)	—	(100.5)	—	(100.5)
Repurchase of Preferred Stock, net	—	—	—	(414.6)	—	(414.6)
Issuance of common stock, net of shares withheld for taxes	0.5	0.0	6.6	—	—	6.6
Stock-based compensation	—	—	22.2	—	—	22.2
Other comprehensive income (loss)	—	—	—	—	6.6	6.6
Proceeds from disgorgement of short-swing profits, net of tax	—	—	4.3	—	—	4.3
Net income (loss)	—	—	—	339.9	—	339.9
Dividends on Preferred Stock	—	—	—	(18.9)	—	(18.9)
Balance as of September 30, 2023	63.2	$0.6	$1,220.3	$534.7	$(5.9)	$1,749.7

1.Additional Paid-in Capital (“APIC”).
2.Accumulated Other Comprehensive Income (Loss) (“AOCI”).
3.See Note 7 for additional information.
See accompanying Notes to Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income (loss)	$278.1	$339.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	149.5	130.7
Stock-based compensation	23.3	22.2
Certain interest expense and other financing costs	1.8	1.7
Loss on debt extinguishment	2.4	—
Gain on sale of fixed assets and other	(5.2)	(13.7)
Deferred income taxes	4.5	1.6
Changes in operating assets and liabilities:
Accounts receivable	(384.3)	(394.4)
Inventories	(200.1)	37.7
Prepaid expenses and other current assets	(101.9)	(89.4)
Accounts payable and accrued expenses	288.3	491.2
Other assets and liabilities	3.2	(1.8)
Net cash provided by (used in) operating activities	59.6	525.7

Investing Activities
Capital expenditures	(87.6)	(85.5)
Acquisition of business, net	(399.1)	(73.7)
Proceeds from sale of assets	5.6	15.3
Purchases of investments	(1.1)	(1.0)
Net cash provided by (used in) investing activities	(482.2)	(144.9)

Financing Activities
Borrowings under revolving lines of credit	2,330.8	1,720.0
Payments under revolving lines of credit	(1,974.3)	(1,757.9)
Borrowings under term loan	300.0	—
Payments under term loan	(9.6)	(7.5)
Borrowings under senior notes	—	600.0
Payment of debt issuance costs	(0.2)	(6.6)
Payments under equipment financing facilities and finance leases	(21.7)	(14.3)
Repurchase of convertible Preferred Stock	—	(805.6)
Payment of fees for the repurchase of convertible Preferred Stock	(0.1)	—
Repurchase and retirement of common stock, net	(180.0)	(100.5)
Advance payment for equity forward contract	(45.0)	—
Proceeds from employee stock purchase plan	8.3	—
Payment of dividends on Preferred Stock	—	(18.9)
Proceeds from disgorgement of short-swing profits[1]	—	5.9
Proceeds from issuance of common stock related to equity awards	6.6	9.7
Payment of taxes related to net share settlement of equity awards	(7.1)	(3.1)
Net cash provided by (used in) financing activities	407.7	(378.8)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	—

Net increase (decrease) in cash and cash equivalents	(16.0)	2.0
Cash and cash equivalents, beginning of period	84.0	67.7
Cash and cash equivalents, end of period	$68.0	$69.7

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$133.1	$73.1
Income taxes, net of refunds	$62.5	$76.2

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
The balance sheet as of September 30, 2023 has been presented for a better understanding of the impact of seasonal fluctuations on the Company’s financial condition. The three-month periods ended September 30, 2024 and 2023 had 64 and 63 business days, respectively. The nine-month periods ended September 30, 2024 and 2023 had 192 and 191 business days, respectively.
In management’s opinion, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2024.
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

3. Acquisitions
The following table presents the Company’s acquisitions between January 1, 2023 and September 30, 2024. The Company acquired 100% of the equity or substantially all of the net assets in each case. The Company has not provided pro forma results of operations for any of the transactions below, as the transactions individually and in the aggregate for the respective year are not material to the Company. The results of operations for these transactions are included in the Company’s condensed consolidated statements of operations from the date of the acquisition (dollars in millions):

Date Acquired	Company Name	Region	Branches	Goodwill Recognized[1]	Intangible Assets Acquired[1]
September 10, 2024	Chicago Metal Supply & Fabrication, Inc.	Illinois	1	$5.0	$5.8
August 1, 2024	Passaic Metal and Building Supplies Co. and affiliates	New Jersey and New York	9	$44.2	$44.0
August 1, 2024	SSR Roof Supply Ltd.	Canada	2	$3.1	$11.3
July 10, 2024	Roofers Mart of Southern California, Inc.	California	1	$0.6	$1.1
July 1, 2024	Integrity Metals, LLC	Florida	2	$5.5	$6.0
July 1, 2024	Extreme Metal Fabricators, LLC	Florida	2	$9.6	$15.2
May 1, 2024	Smalley & Company	Colorado, Arizona, California, Nevada, New Mexico, and Utah	11	$4.0	$25.8
April 15, 2024	General Roofing & Siding Supply Co.	Nebraska, Iowa, and North Dakota	5	$3.6	$8.8
February 12, 2024	Metro Sealant & Waterproofing Supply, Inc.	Virginia and Maryland	4	$22.4	$25.2
February 1, 2024	Roofers Supply of Greenville	South Carolina and North Carolina	3	$35.1	$26.6
November 1, 2023	H&H Roofing Supply, LLC	California	1	$1.1	$1.0
October 2, 2023	Garvin Construction Products	Maryland, New York, Connecticut, New Jersey, and Massachusetts	5	$17.1	$10.1
September 5, 2023	S&H Building Material Corporation	New York	1	$5.3	$4.1
August 1, 2023	All American Vinyl Siding Supply, LLC	Mississippi	1	$0.7	$0.8
July 11, 2023	Crossroads Roofing Supply, Inc.	Oklahoma	5	$5.8	$11.1
June 12, 2023	Silver State Building Materials, Inc.	Nevada	1	$0.6	$0.9
March 31, 2023	Al's Roofing Supply, Inc.	California	4	$3.7	$7.1
March 31, 2023	Prince Building Systems, LLC	Wisconsin	1	$0.3	$2.0
January 4, 2023	First Coastal Exteriors, LLC	Alabama and Mississippi	2	$0.8	$1.9

1.For Chicago Metal Supply & Fabrication, Inc., Passaic Metal and Building Supplies Co. and affiliates, SSR Roof Supply Ltd., Roofers Mart of Southern California, Inc., Integrity Metals, LLC, Extreme Metal Fabricators, LLC, Smalley & Company, General Roofing & Siding Supply Co., Metro Sealant & Waterproofing Supply, Inc., Roofers Supply of Greenville, H&H Roofing Supply, LLC, and Garvin Construction Products, the measurement period is still open and amounts are based on provisional estimates of the fair value of assets acquired and liabilities assumed as of September 30, 2024.
In each company’s respective twelve months prior to being acquired by Beacon, the companies listed above produced aggregate annual sales of approximately $736.9 million. The total transaction costs incurred by the Company for these acquisitions for the three and nine months ended September 30, 2024 were $3.9 million and $8.5 million, respectively. Of the $168.5 million of goodwill recognized for these acquisitions, $126.7 million is deductible for tax purposes.

4. Net Sales
The following table presents the Company’s net sales by line of business and geography (in millions):

	U.S.	Canada	Total
Three Months Ended September 30, 2024
Residential roofing products	$1,378.2	$26.7	$1,404.9
Non-residential roofing products	681.8	57.2	739.0
Complementary building products	619.8	8.9	628.7
Total net sales	$2,679.8	$92.8	$2,772.6

Three Months Ended September 30, 2023
Residential roofing products	$1,350.1	$22.7	$1,372.8
Non-residential roofing products	610.6	64.6	675.2
Complementary building products	533.5	2.8	536.3
Total net sales	$2,494.2	$90.1	$2,584.3

Nine Months Ended September 30, 2024
Residential roofing products	$3,605.3	$55.9	$3,661.2
Non-residential roofing products	1,860.8	151.9	2,012.7
Complementary building products	1,670.0	15.7	1,685.7
Total net sales	$7,136.1	$223.5	$7,359.6

Nine Months Ended September 30, 2023
Residential roofing products	$3,470.8	$50.7	$3,521.5
Non-residential roofing products	1,652.7	143.5	1,796.2
Complementary building products	1,495.1	7.5	1,502.6
Total net sales	$6,618.6	$201.7	$6,820.3
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
On July 31, 2023 (the “Repurchase Date”), the Company repurchased (the “Repurchase”) all 400,000 issued and outstanding shares of the Preferred Stock held by CD&R Holdings (the shares of Preferred Stock held by CD&R Holdings, the “Shares”) pursuant to a letter agreement dated July 6, 2023 in cash for $805.4 million, including $0.9 million of accrued but unpaid dividends as of such date (the “Repurchase Price”). In connection with the Repurchase, CD&R Holdings agreed that for as long as Philip Knisely or Nathan Sleeper remained a member of the Company’s Board and for a period of six months thereafter, the customary voting, standstill, and transfer restrictions set forth in the original Investment Agreement with respect to the Preferred Stock will continue to apply to CD&R Holdings and its related fund in accordance with their terms. Following the closing of the Repurchase, Mr. Sleeper resigned from the Company’s Board and Mr. Knisely remained a member of the Company’s Board until his resignation on January 23, 2024.
The aggregate Repurchase Price and related transaction fees and expenses were financed by a combination of proceeds from the 2030 Senior Notes, which are further described in Note 11, as well as the 2026 ABL (as defined in Note 11), and cash on hand.
On and after the Repurchase Date, all dividends and distributions ceased to accrue on the Shares, the repurchased Shares are no longer deemed outstanding, and all rights of CD&R Holdings with respect to the repurchased Shares terminated.

During the three and nine months ended September 30, 2023, the Company incurred costs directly attributable to the Repurchase of $9.3 million.
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
Prior to the Repurchase, CD&R Holdings typically reinvested cash proceeds received from the quarterly Preferred Stock dividend payments to purchase shares of the Company’s common stock on the open market, the most recent of which occurred in April 2023. In connection with the Repurchase, CD&R Holdings triggered the short-swing profit rule pursuant to Section 16(b) of the Exchange Act and disgorged $4.7 million in short-swing trading profits to the Company immediately following the Repurchase. Subsequent to the Repurchase, CD&R Holdings disgorged an additional $1.2 million of short-swing trading profits triggered by CD&R Holdings’ public offering to sell 5.0 million shares of the Company’s common stock. The $5.9 million of short-swing trading profits disgorged by CD&R pursuant to Section 16(b) of the Exchange Act during the three and nine months ended September 30, 2023 were recorded to additional paid-in capital on the condensed consolidated balance sheets.
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
The following table presents the components and calculations of basic and diluted net income (loss) per common share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$145.3	$161.3	$278.1	$339.9
Dividends on Preferred Stock	—	(1.9)	—	(13.9)
Undistributed income allocated to participating securities	—	(7.6)	—	(34.3)
Repurchase Premium	—	(414.6)	—	(414.6)
Net income (loss) attributable to common stockholders – Basic and Diluted	$145.3	$(262.8)	$278.1	$(122.9)

Denominator:
Weighted-average common shares outstanding – Basic	62.0	63.2	62.8	63.7
Effect of common share equivalents	1.1	—	1.1	—
Weighted-average common shares outstanding – Diluted	63.1	63.2	63.9	63.7

Net income (loss) per common share:
Basic	$2.34	$(4.16)	$4.43	$(1.93)
Diluted	$2.30	$(4.16)	$4.35	$(1.93)
The following table includes the number of shares that may be dilutive common shares in the future (except for the Preferred Stock, which was redeemed in July 2023 and therefore has no dilutive impact in the future as of September 30, 2023). These shares were not included in the computation of diluted net income (loss) per common share because the effect was either anti-dilutive or the requisite performance conditions were not met (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	0.1	0.7	0.1	0.3
Restricted stock units	0.0	1.1	0.0	0.4
Preferred Stock	—	3.2	—	7.5
Equity forward contract	0.6	—	0.5	—
Employee Stock Purchase Plan	0.0	—	0.0	—
6. Stock-based Compensation
On April 1, 2024, the Board of Directors of the Company (the “Board”) approved the Beacon Roofing Supply, Inc., 2024 Stock Plan (the “2024 Plan”), subject to stockholder approval, which was subsequently obtained on May 15, 2024 in conjunction with the 2024 Annual Meeting of Stockholders. Upon approval, the 2024 Stock Plan succeeded the Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan (the “Prior Plan”) and is the only plan of the Company pursuant to which stock-based awards are currently granted. The 2024 Plan provides for discretionary grants of stock options, stock awards, stock unit awards, and stock appreciation rights (“SARs”) for up to 6,200,000 shares of common stock to key employees and non-employee directors. Stock options and SARs granted under the 2024 Plan, or granted under the Prior Plan after March 6, 2024, will reduce the number of available shares by one share for every share subject to the stock option or SAR, and stock awards and stock unit awards granted under the 2024 Plan, or granted under the Prior Plan after March 6, 2024, will reduce the number of available shares by 2.25 shares for every one share delivered. If (i) there is a lapse, forfeiture, expiration, termination or cancellation of any award for any reason under the 2024 Plan, or under the Prior Plan after March 6, 2024, or (ii) shares subject to a stock award or a stock unit award under the 2024 Plan, or under the Prior Plan after March 6, 2024, are delivered or withheld as payment of any withholding taxes, then in each case such shares will again be available for issuance under the 2024 Plan, to be added back in the same multiple as described in the preceding sentence. Any shares delivered or withheld as payment for the exercise price of a stock option or of any withholding taxes with respect to such stock options or SARs will not be available for issuance pursuant to subsequent awards. As of September 30, 2024, there were 6,309,540 shares of common stock available for issuance pursuant to the 2024 Plan.
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

The following table summarizes all stock option activity for the nine months ended September 30, 2024 (in millions, except per share amounts and time periods):

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of December 31, 2023	1.1	$41.38	5.8	$51.3
Granted	0.1	85.18
Exercised	(0.2)	34.46
Canceled/Forfeited	(0.0)	61.58
Balance as of September 30, 2024	1.0	$46.92	5.6	$40.3
Vested and expected to vest after September 30, 2024	1.0	$46.54	5.6	$40.2
Exercisable as of September 30, 2024	0.8	$39.30	4.8	$37.1

1.Aggregate intrinsic value represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.
During the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense related to stock options of $0.9 million and $1.1 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense related to stock options of $2.9 million and $3.1 million, respectively. During the three months ended September 30, 2024 and 2023, the Company recognized a tax benefit related to stock-based compensation expense related to stock options of $0.2 million and $0.3 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized a tax benefit related to stock-based compensation expense related to stock options of $2.1 million and $1.0 million, respectively.
As of September 30, 2024, there was $5.0 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years. The following table summarizes additional information on stock options (in millions, except per share amounts):

	Nine Months Ended September 30,
	2024	2023
Weighted-average fair value per share of stock options granted	$40.34	$31.86
Total grant date fair value of stock options vested	$2.7	$1.9
Total intrinsic value of stock options exercised	$10.7	$7.6
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

The following table summarizes all RSU activity for the nine months ended September 30, 2024 (in millions, except grant date fair value amounts):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2023	1.2	$53.14
Granted	0.4	$85.71
Released	(0.3)	$52.01
Canceled/Forfeited	(0.1)	$60.28
Balance as of September 30, 2024	1.2	$62.70
Vested and expected to vest after September 30, 2024	1.2	$62.31
During the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense related to RSUs of $6.0 million and $6.2 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense related to RSUs of $18.6 million and $18.5 million, respectively. During the three months ended September 30, 2024 the Company recognized a de minimis tax benefit related to stock-based compensation expense related to RSUs. During the three months ended September 30, 2023, the Company recognized a tax benefit related to stock-based compensation expense related to RSUs of $0.8 million. During the nine months ended September 30, 2024 and 2023, the Company recognized a tax benefit related to stock-based compensation expense related to RSUs of $2.7 million and $1.1 million, respectively.
As of September 30, 2024, there was $35.7 million of unrecognized compensation expense related to unvested RSUs (including unrecognized expense for RSUs with performance conditions at their estimated value as of September 30, 2024), which is expected to be recognized over a weighted-average period of 1.9 years.
The following table summarizes additional information regarding RSUs (in millions, except per share amounts):

	Nine Months Ended September 30,
	2024	2023
Weighted-average fair value per share of RSUs granted	$85.71	$63.06
Total grant date fair value of RSUs vested	$13.6	$7.1
Total intrinsic value of RSUs released	$25.2	$11.8
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
During the nine months ended September 30, 2024, employees purchased 115,281 shares at a weighted average per share price of $72.18. As of September 30, 2024, there were 884,719 shares of common stock available for issuance pursuant to the Company’s ESPP. During the three and nine months ended September 30, 2024, the Company recorded stock-based compensation expense related to the ESPP of $0.7 million and $1.8 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense related to the ESPP of $0.6 million.
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
On May 9, 2024, the Company entered into a Supplemental Confirmation (together with the Company’s March 22, 2022 Variable Tenor ASR Master Agreement, the “May 2024 ASR Agreement”) with Citibank, N.A. (“Citi”) to repurchase $225.0 million (the “ASR Repurchase Price”) of its common stock. Under the terms of the May 2024 ASR Agreement, the Company paid the ASR Repurchase Price to Citi and received an initial share delivery of 1,927,608 shares of its common stock from Citi, representing 80% of the total expected share repurchases under the May 2024 ASR Agreement, based on the closing price of the Company’s common stock of $93.38 on May 9, 2024. The final number of shares to be repurchased pursuant to the May 2024 ASR Agreement will be determined upon settlement based on the daily volume-weighted average price of the Company’s common stock during the term of the May 2024 ASR Agreement, less a discount and subject to adjustments pursuant to the terms of the May 2024 ASR Agreement. At settlement, Citi will deliver additional shares of the Company’s common stock to the Company, or, under certain circumstances, the Company will deliver cash or shares of the Company’s common stock to Citi, with the method of settlement at the Company’s election. As of September 30, 2024, the remaining $45.0 million of the ASR Repurchase Price was evaluated as an unsettled equity forward contract indexed to the Company’s common stock and classified within stockholders’ equity as a reduction to additional paid in capital until the equity forward contract settles. The final settlement of the May 2024 ASR Agreement is expected to be completed in the fourth quarter of 2024.
The following table sets forth the Company’s share repurchases (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total number of shares repurchased	—	0.3	1.9	1.5
Amount repurchased[1]	$—	$25.1	$180.0	$99.9
Average price per share	$—	$83.89	$93.38	$67.90

1.Amount repurchased for the nine months ended September 30, 2024 excludes the $45.0 million equity forward contract.
The Company did not make any share repurchases during the three months ended September 30, 2024. Share repurchases for the nine months ended September 30, 2024 were made pursuant to the May 2024 ASR Agreement. During the three and nine months ended September 30, 2024, the Company incurred costs directly attributable to the Repurchase Program of approximately $0.9 million and $1.0 million, respectively.
Share repurchases for the three and nine months ended September 30, 2023 were made on the open market through a Rule 10b5-1 repurchase plan. During the three and nine months ended September 30, 2023, the Company incurred costs directly attributable to the Repurchase Program of approximately $0.2 million and $0.8 million, respectively.
As of September 30, 2024, the Company had approximately $164.1 million available for repurchases remaining under the Repurchase Program.
8. Prepaid Expenses and Other Current Assets
The following table summarizes the significant components of prepaid expenses and other current assets (in millions):

	September 30,	December 31,	September 30,
	2024	2023	2023
Vendor rebates	$441.3	$371.8	$407.2
Other	100.1	72.8	111.7
Total prepaid expenses and other current assets	$541.4	$444.6	$518.9

9. Goodwill and Intangible Assets
Goodwill
The following table sets forth the change in the carrying amount of goodwill during the nine months ended September 30, 2024 (in millions):

Balance as of December 31, 2023	$1,952.6
Acquisitions	135.9
Translation and other adjustments	(0.6)
Balance as of September 30, 2024	$2,087.9
The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 were driven primarily by the Company’s recent acquisitions. See Note 3 for additional information.
Intangible Assets
The amortizable intangible asset lives generally range from 1 to 20 years. The following table summarizes intangible assets by category (in millions, except time periods):

	September 30,	December 31,	September 30,	Weighted-Average Remaining
	2024	2023	2023	Life[1] (Years)
Amortizable intangible assets:
Customer relationships and other	$1,402.9	$1,238.9	$1,226.0	16.3
Trademarks	4.5	5.6	4.5	0.1
Total amortizable intangible assets	1,407.4	1,244.5	1,230.5	16.3
Accumulated amortization	(918.4)	(850.8)	(829.8)
Total amortizable intangible assets, net	489.0	393.7	400.7
Indefinite-lived trademarks	15.3	9.8	9.8
Total intangibles, net	$504.3	$403.5	$410.5

1.As of September 30, 2024.
Amortization expense relating to the above-listed intangible assets for the three months ended September 30, 2024 and 2023 was $24.7 million and $21.4 million, respectively. Amortization expense relating to the above-listed intangible assets for the nine months ended September 30, 2024 and 2023 was $68.7 million and $65.1 million, respectively.
The following table summarizes the estimated future amortization expense for intangible assets (in millions):

Year Ending December 31,
2024 (October - December)	$22.9
2025	82.3
2026	71.2
2027	60.3
2028	49.5
Thereafter	202.8
Total future amortization expense	$489.0

10. Accrued Expenses
The following table summarizes the significant components of accrued expenses (in millions):

	September 30,	December 31,	September 30,
	2024	2023	2023
Inventory	$173.8	$140.5	$215.3
Customer rebates	112.3	124.9	98.2
Payroll and employee benefit costs	102.9	101.4	91.4
Selling, general and administrative	124.6	108.5	120.7
Income taxes	43.9	0.1	55.4
Interest and other	30.8	23.2	20.3
Total accrued expenses	$588.3	$498.6	$601.3
11. Financing Arrangements
The following table summarizes all outstanding debt (presented net of unamortized debt issuance costs) and other financing arrangements (in millions):

	September 30,	December 31,	September 30,
	2024	2023	2023
Revolving Lines of Credit
2026 ABL:
2026 U.S. Revolver[1]	$426.8	$80.0	$218.3
2026 Canada Revolver[2]	11.1	—	—
Borrowings under revolving lines of credit, net	$437.9	$80.0	$218.3

Long-term Debt, net
Term Loan:
2028 Term Loan[3]	$1,256.7	$964.5	$966.4
Current portion	(12.8)	(10.0)	(10.0)
Long-term borrowings under term loan	1,243.9	954.5	956.4
Senior Notes:
2026 Senior Notes[4]	298.6	298.1	297.9
2029 Senior Notes[5]	347.7	347.4	347.2
2030 Senior Notes[6]	593.1	592.3	592.4
Long-term borrowings under senior notes	1,239.4	1,237.8	1,237.5
Long-term debt, net	$2,483.3	$2,192.3	$2,193.9

1.Effective rate on borrowings of 6.25%, 6.68%, and 6.37% as of September 30, 2024, December 31, 2023, and September 30, 2023, respectively.
2.Effective rate on borrowings of 5.70% as of September 30, 2024.
3.Interest rate of 6.85%, 7.97%, and 7.68% as of September 30, 2024, December 31, 2023, and September 30, 2023, respectively.
4.Interest rate of 4.50% for all periods presented.
5.Interest rate of 4.125% for all periods presented.
6.Interest rate of 6.50% for all periods presented.
Debt Refinancing
In May 2021, the Company entered into various financing arrangements to refinance certain debt instruments to take advantage of lower market interest rates for the Company’s fixed rate indebtedness and to extend maturities (the “2021 Debt Refinancing”). The transactions included a new $350.0 million issuance of senior notes (the “2029 Senior Notes”). In addition, the Company entered into a second amended and restated credit agreement for its $1.30 billion asset-based revolving line of credit (the “2026 ABL”), and an amended and restated term loan credit agreement for a term loan of $1.00 billion (subsequently increased) (the “2028 Term Loan”), which together are defined as the “Senior Secured Credit Facilities.”

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
As of September 30, 2024, the outstanding balance on the 2029 Senior Notes, net of $2.3 million of unamortized debt issuance costs, was $347.7 million.
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
The 2026 U.S. Revolver has various borrowing tranches with an interest rate based, at the Company’s option, on a base rate, plus an applicable margin, or a Term SOFR rate, plus an applicable margin. The applicable margin for borrowings under the 2026 U.S. Revolver is based on the Company’s quarterly average excess availability as determined by reference to a borrowing base and ranges from 0.25% to 0.75% per annum in the case of base rate borrowings and 1.25% to 1.75% per annum in the case of Term SOFR borrowings.
The 2026 Canada Revolver has various borrowing tranches with an interest rate based, at the Company’s option, on a base rate, plus an applicable margin, or an adjusted CORRA rate, plus an applicable margin. The applicable margin for borrowings under the 2026 Canada Revolver is based on the Company’s quarterly average excess availability as determined by reference to a borrowing base and ranges from 0.25% to 0.75% per annum in the case of base rate borrowings and 1.25% to 1.75% per annum in the case of CORRA borrowings.
The 2026 ABL contains a springing financial covenant that requires a minimum 1.00:1.00 Fixed Charge Coverage Ratio (consolidated EBITDA less capital expenditures to fixed charges, each as defined in the 2026 ABL credit agreement) as of the end of each fiscal quarter (in each case, calculated on a trailing four fiscal quarter basis). The covenant would become operative if the Company failed to maintain a specified minimum amount of availability to borrow under the 2026 ABL, which was not applicable to the Company as of September 30, 2024.
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
As of September 30, 2024, the outstanding balance on the 2026 ABL, net of $2.7 million of unamortized debt issuance costs, was $437.9 million. The Company also had outstanding standby letters of credit related to the 2026 U.S. Revolver in the amount of $17.8 million as of September 30, 2024.
2028 Term Loan
On May 19, 2021, the Company entered into a $1.00 billion senior secured term loan B facility with Citi and a syndicate of other lenders. The 2028 Term Loan, prior to the most recent amendment, required quarterly principal payments in the amount of $2.5 million, with the remaining outstanding principal to be paid on its May 19, 2028 maturity date. The interest rate was based, at the Company’s option, on a base rate, plus an applicable margin, or a Term SOFR rate, plus an applicable margin. The applicable margin for the 2028 Term Loan ranged, depending on the Company’s consolidated total leverage ratio (consolidated total indebtedness to consolidated EBITDA, each as defined in the 2028 Term Loan credit agreement), from 1.25% to 1.50% per annum in the case of base rate borrowings and 2.25% to 2.50% per annum in the case of Term SOFR borrowings.
On March 28, 2024, the Company entered into Amendment No. 3 to the 2028 Term Loan (the “2028 Term Loan Amendment No. 3”) with Citi, as administrative agent and collateral agent, and the lenders party thereto. The 2028 Term Loan Amendment No. 3, among other things, (i) increases the aggregate outstanding amount of outstanding term loans to $1.275 billion, (ii) reduces the interest rate for base rate borrowings to a rate per annum equal to a base rate plus a margin equal to 2.00% (iii) reduces the interest rate to a rate per annum equal to Term SOFR with a 0.00% floor, plus a margin equal to 2.00%, and (iv) increases the required quarterly principal payments from $2.5 million to $3.2 million starting March 31, 2024 (the “2028 Term Loan Refinancing”). Except as amended by the 2028 Term Loan Amendment No. 3, the remaining terms of the 2028 Term Loan remain in full force and effect.
The Company evaluated the 2028 Term Loan Refinancing on a lender-by-lender basis to determine whether the transaction should be accounted for as either a debt extinguishment or debt modification. As a result, the Company recognized a loss on debt extinguishment of $2.4 million during the nine months ended September 30, 2024. In addition, unamortized historical debt issuance costs of $9.7 million and new debt issuance costs of $0.1 million related to the 2028 Term Loan continue to be amortized over the term of the financing arrangement.
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
As of September 30, 2024, the outstanding balance on the 2028 Term Loan, net of $8.7 million of unamortized debt issuance costs, was $1.26 billion.
2030 Senior Notes
On July 31, 2023, the Company, and certain subsidiaries of the Company as guarantors, completed a private offering of $600.0 million aggregate principal amount of 6.50% Senior Secured Notes due 2030 (the “2030 Senior Notes”) at an issue price equal to par. The 2030 Senior Notes mature on August 1, 2030 and bear interest at a rate of 6.50% per annum, payable on February 1 and August 1 of each year, commencing on February 1, 2024. The 2030 Senior Notes and related subsidiary guarantees are secured by a shared first-priority lien on the Term Priority Collateral and a shared second-priority lien on the ABL Priority Collateral. Certain excluded assets will not be included in the Term Priority Collateral and the ABL Priority Collateral. The 2030 Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of the Company’s active U.S. subsidiaries.
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
As of September 30, 2024, the outstanding balance on the 2030 Senior Notes, net of $6.9 million of unamortized debt issuance costs, was $593.1 million.
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
As of September 30, 2024, the outstanding balance on the 2026 Senior Notes, net of $1.4 million of unamortized debt issuance costs, was $298.6 million.
12. Leases
The following table summarizes components of lease costs recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$38.0	$31.1	$107.7	$91.7
Finance lease costs:
Amortization of right-of-use assets	8.6	5.6	24.3	15.4
Interest on lease obligations	2.2	1.4	6.3	3.8
Variable lease costs	4.0	3.2	11.3	9.1
Total lease costs	$52.8	$41.3	$149.6	$120.0

The following table presents supplemental cash flow information related to the Company’s leases (in millions):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in measurement of lease obligations:
Operating cash outflows from operating leases	$102.9	$88.8
Operating cash outflows from finance leases	$6.5	$3.6
Financing cash outflows from finance leases	$21.7	$14.4
Right-of-use assets obtained in exchange for new finance lease liabilities	$42.4	$36.4
Right-of-use assets obtained in exchange for new operating lease liabilities	$89.8	$45.0
As of September 30, 2024, the Company’s operating leases had a weighted-average remaining lease term of 6.2 years and a weighted-average discount rate of 5.98%, and the Company’s finance leases had a weighted-average remaining lease term of 4.4 years and a weighted-average discount rate of 6.26%.
The following table summarizes future lease payments as of September 30, 2024 (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2024 (October - December)	$23.9	$10.4
2025	144.1	41.4
2026	132.7	40.4
2027	115.6	35.3
2028	98.0	24.4
Thereafter	246.0	16.1
Total future lease payments	760.3	168.0
Imputed interest	(134.1)	(21.4)
Total lease liabilities	$626.2	$146.6
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
In December 2018, a Company vehicle was involved in a fatal accident. In October 2019, the decedent’s estate and two bystanders sued the driver and the Company in Utah state court. The trial was in August 2022 and the jury found the driver not liable. In April 2023, the trial court granted plaintiffs’ motion for judgment notwithstanding the verdict, entering judgment against the driver and ordering the trial to proceed on the claims against the Company. The Utah appeals court granted an interlocutory appeal and heard arguments in September 2024. The appeals court decision is pending. At this time there is not a probable loss with respect to this matter and any potential loss in regard to this matter is not reasonably estimable. Accordingly, the Company has not accrued any amounts related to this matter within its financial statements as of September 30, 2024.

14. Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is composed of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity. The following table summarizes the components of, and changes in, AOCI (in millions):

	Foreign Currency Translation	Derivative Financial Instruments	AOCI
Balance as of December 31, 2023	$(19.5)	$5.2	$(14.3)
Other comprehensive income (loss) before reclassifications	(2.5)	(4.6)	(7.1)
Reclassifications out of other comprehensive income (loss)	—	(2.0)	(2.0)
Balance as of September 30, 2024	$(22.0)	$(1.4)	$(23.4)
Gains (losses) on derivative instruments are reclassified in the condensed consolidated statements of operations in interest expense, financing costs and other, net in the period in which the hedged transaction affects earnings.
15. Geographic Data
The following table summarizes certain geographic information (in millions):

	September 30,	December 31,	September 30,
	2024	2023	2023
Long-lived assets:
U.S.	$964.4	$821.8	$797.2
Canada	31.7	15.6	12.3
Total long-lived assets	$996.1	$837.4	$809.5
16. Fair Value Measurement
As of September 30, 2024, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).
As of September 30, 2024, based upon recent trading prices (Level 2), the fair values of the Company’s $300.0 million 2026 Senior Notes, $350.0 million 2029 Senior Notes, and $600.0 million 2030 Senior Notes were $295.9 million, $329.9 million, and $621.8 million, respectively.
As of September 30, 2024, the fair value of the Company’s term loan and revolving lines of credit approximated the amount outstanding. The Company estimates the fair value of its term loan and revolving lines of credit by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).
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
On March 16, 2023, the Company novated its 5-year swap agreement to another counterparty and, in connection with such novation, amended the interest rate swap agreement. The amendment changed the index rate from LIBOR to SOFR, increased the total notional amount of the interest rate swap to $500.0 million, and extended the termination date to March 31, 2027 (the “2027 interest rate swap”). Specifically, the fixed rate of 1.49% indexed to LIBOR was modified to 3.00% indexed to SOFR. The Company used a strategy commonly referred to as “blend and extend” which allows the asset position of the novated 5-year swap agreement of approximately $9.9 million to be effectively blended into the new 2027 interest rate swap agreement. As a result of this transaction, on March 16, 2023, the 5-year swap agreement was de-designated and the unrealized gain of $9.9 million included within accumulated other comprehensive income was frozen and was ratably reclassified as a reduction to interest expense, financing costs and other, net over the original term of the 5-year swap, or through August 30, 2024 as the hedged transactions affect earnings. The unrealized gain of $9.9 million was fully recognized as of September 30, 2024. Additionally, the 2027 interest rate swap had a fair value of $9.9 million at inception and will be ratably recorded to accumulated other comprehensive income and reclassified to interest expense, financing costs and other, net over the term of the 2027 interest rate swap, or through March 31, 2027 as the hedged transactions affect earnings. At the inception of the 2027 interest rate swap, the Company determined that the swap qualified for cash flow hedge accounting under ASC 815. Therefore, changes in the fair value of the swap, net of taxes, will be recognized in other comprehensive income each period, then reclassified into the condensed consolidated statements of operations as a component of interest expense, financing costs and other, net in the period in which the hedged transaction affects earnings. The 2027 interest rate swap is the only swap agreement outstanding as of September 30, 2024.
The effectiveness of the outstanding 2027 interest rate swap will be assessed qualitatively by the Company during the life of the hedge by (i) comparing the current terms of the hedge with the related hedged debt to assure they continue to coincide and (ii) through an evaluation of the ability of the counterparty to the hedge to honor its obligations under the hedge. The Company performed a qualitative analysis as of September 30, 2024 and concluded that the outstanding 2027 interest rate swap continues to meet the requirements under ASC 815 to qualify for cash flow hedge accounting. As of September 30, 2024, the fair value of the 2027 interest rate swap, net of tax, was $3.2 million in favor of the Company.
During the three and nine months ended September 30, 2024, the Company reclassified gains of $0.3 million and $2.0 million out of accumulated other comprehensive income (loss) and to interest expense, financing costs and other, net, respectively. Approximately $4.1 million of net gains included in accumulated other comprehensive income (loss) at September 30, 2024 is expected to be reclassified into earnings within the next 12 months as interest payments are made on the Company’s Term Loan and amortization of the inception date fair value of the 2027 interest rate swap occurs. The Company records any differences paid or received on its interest rate hedges to interest expense, financing costs and other, net within the condensed consolidated statements of operations.
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

		Net Assets (Liabilities) as of
		September 30,	December 31,	September 30,
Instrument	Fair Value Hierarchy	2024	2023	2023
Designated interest rate swaps[1]	Level 2	$3.2	$7.8	$18.3

1.Assets are included in the condensed consolidated balance sheets in prepaid expenses and other current assets, while liabilities are included in accrued expenses.
The following table summarizes the amounts of gain (loss) on the change in fair value of the designated interest rate swaps recognized in other comprehensive income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	2024	2023	2024	2023
Designated interest rate swaps	$(9.8)	$3.5	$(4.6)	$8.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis included in our 2023 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report. Unless otherwise indicated, references to “2024” refer to the three or nine months ended September 30, 2024 being discussed and references to “2023” refer to the three or nine months ended September 30, 2023 being discussed.
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
Overview
We are the largest publicly traded distributor of roofing materials and complementary building products, such as siding and waterproofing, in North America. We have served the building industry for over 90 years and as of September 30, 2024, we operated 587 branches throughout all 50 states in the U.S. and seven provinces in Canada. We offer one of the most extensive ranges of high-quality professional grade exterior products comprising over 130,000 SKUs, and we serve nearly 100,000 residential and non-residential customers who trust us to help them save time, work more efficiently, and enhance their businesses.
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

On February 24, 2022, we announced our Ambition 2025 Value Creation Framework (“Ambition 2025”) to drive growth, enhance customer service, and expand our footprint in key markets, which included new Ambition 2025 financial targets and the Repurchase Program (as defined and further detailed below), as well as strategic deployment of capital on greenfields and acquisitions.
Specifically, since January 1, 2022 we have expanded our geographic footprint in key markets through the opening of 62 greenfield locations and acquisition of 83 total branches from 24 acquisitions through September 30, 2024. These greenfields and acquired branches contributed $412.7 million and $594.9 million to net sales in the first nine months of 2024, respectively, demonstrating our success in executing Ambition 2025. The scale we have achieved from our expansion serves as a competitive advantage, allowing us to use our assets more efficiently, and manage our expenses to drive long-term operating leverage. For additional information on our acquisition activity, see Note 3 in the Notes to the Condensed Consolidated Financial Statements.
The Ambition 2025 strategies are central to achieving sales growth, improving operational performance, and increasing profitability. Most importantly, our customers benefit from these initiatives as they are designed to make us more efficient and easier to do business with, differentiating our service from competitors. Our recent highlights in our pursuit of Ambition 2025 are further demonstrated by the following accomplishments during the nine months ended September 30, 2024:
•17 greenfields opened;
•40 branches acquired;
•digital sales 25.5% higher than the prior year; and
•continued improvements in the results of our branches falling in the bottom quintile of our financial performance metrics.
As of September 30, 2024, we operated 587 branches, which we designate as either standalone or co-located. A co-located branch shares all or a portion of a physical location with a standalone branch, but it records sales separately (to a different customer base and/or through different product offerings from the standalone branch) and generally operates with independent employees and inventory.
Preferred Stock Repurchase Agreement
On July 31, 2023 (the “Repurchase Date”), we repurchased (the “Repurchase”) all 400,000 issued and outstanding shares of Preferred Stock held by CD&R Boulder Holdings, L.P. (“CD&R Holdings,” and the shares of Preferred Stock held by CD&R Holdings, the “Shares”) pursuant to a letter agreement dated July 6, 2023 in cash for $805.4 million, including $0.9 million of accrued but unpaid dividends as of such date (the “Repurchase Price”). In connection with the Repurchase, CD&R Holdings agreed that for as long as Philip Knisely or Nathan Sleeper remained a member of our Board and for a period of six months thereafter, the customary voting, standstill, and transfer restrictions set forth in the original Investment Agreement with respect to the Preferred Stock would continue to apply to CD&R Holdings and its related fund in accordance with their terms. Following the closing of the Repurchase, Mr. Sleeper resigned from our Board and Mr. Knisely remained a member of our Board until his resignation on January 23, 2024.
The aggregate Repurchase Price and related transaction fees and expenses were financed by a combination of proceeds from the 2030 Senior Notes, which are further described in Note 11 in the Notes to the Condensed Consolidated Financial Statements, as well as the 2026 ABL (as defined in Note 11 in the Notes to the Condensed Consolidated Financial Statements), and cash on hand.
On and after the Repurchase Date, all dividends and distributions ceased to accrue on the Shares, the repurchased Shares are no longer deemed outstanding, and all rights of CD&R Holdings with respect to the repurchased Shares terminated.
During the three and nine months ended September 30, 2023, we incurred costs directly attributable to the Repurchase of $9.3 million.
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
The following table illustrates the classification of financial results for branches acquired during the nine months ended September 30, 2023:

Date Acquired	Company Name	Branches Acquired	Results of Operations Classified as Acquired	Results of Operations Classified as Existing
September 5, 2023	S&H Building Material Corporation	1	January 2024 - August 2024	September 2023; September 2024
August 1, 2023	All American Vinyl Siding Supply, LLC	1	January 2024 - July 2024	August 2023 - September 2023; August 2024 - September 2024
July 11, 2023	Crossroads Roofing Supply, Inc.	5	January 2024 - June 2024	July 2023 - September 2023; July 2024 - September 2024
June 12, 2023	Silver State Building Materials, Inc.	1	January 2024 - May 2024	June 2023 - September 2023; June 2024 - September 2024
March 31, 2023	Al's Roofing Supply, Inc.	4	January 2024 - March 2024	April 2023 - September 2023; April 2024 - September 2024
March 31, 2023	Prince Building Systems, LLC	1	January 2024 - March 2024	April 2023 - September 2023; April 2024 - September 2024
January 4, 2023	First Coastal Exteriors, LLC	2	None	January 2023 - September 2023; January 2024 - September 2024
All branches acquired prior to January 1, 2023 are classified as existing and all branches acquired after September 30, 2023 are classified as acquired.
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
Comparison of the Three Months Ended September 30, 2024 and 2023
The following tables set forth condensed consolidated statements of operations data and such data as a percentage of total net sales for the periods presented (in millions):

	Three Months Ended September 30,
	2024	2023
Net sales	$2,772.6	$2,584.3
Cost of products sold	2,042.2	1,911.7
Gross profit	730.4	672.6
Operating expense:
Selling, general and administrative	430.2	374.3
Depreciation	28.8	23.1
Amortization	24.7	21.4
Total operating expense	483.7	418.8
Income (loss) from operations	246.7	253.8
Interest expense, financing costs and other, net	48.7	35.2
Income (loss) before provision for income taxes	198.0	218.6
Provision for (benefit from) income taxes	52.7	57.3
Net income (loss)	$145.3	$161.3

	Three Months Ended September 30,
	2024	2023
Net sales	100.0%	100.0%
Cost of products sold	73.7%	74.0%
Gross profit	26.3%	26.0%
Operating expense:
Selling, general and administrative	15.5%	14.5%
Depreciation	1.0%	0.9%
Amortization	0.9%	0.8%
Total operating expense	17.4%	16.2%
Income (loss) from operations	8.9%	9.8%
Interest expense, financing costs and other, net	1.8%	1.3%
Income (loss) before provision for income taxes	7.1%	8.5%
Provision for (benefit from) income taxes	1.9%	2.2%
Net income (loss)	5.2%	6.3%
Net Sales
Net sales increased 7.3% to $2.77 billion in 2024, up from $2.58 billion in 2023. The following table summarizes net sales by line of business for the periods presented (in millions):

	Three Months Ended September 30,				Year-over-Year Change
	2024		2023
	Net Sales	Mix %	Net Sales	Mix %	$	%
Residential roofing products	$1,404.9	50.7%	$1,372.8	53.1%	$32.1	2.3%
Non-residential roofing products	739.0	26.7%	675.2	26.1%	63.8	9.4%
Complementary building products	628.7	22.6%	536.3	20.8%	92.4	17.2%
Total net sales	$2,772.6	100.0%	$2,584.3	100.0%	$188.3	7.3%
The following table summarizes net sales by branch classification for the periods presented (in millions):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Organic net sales
Existing	$2,581.3	$2,584.3	$(3.0)	(0.1)%
Greenfields	48.0	—	48.0	n/m
Total organic net sales	2,629.3	2,584.3	45.0	1.7%
Acquired	143.3	—	143.3	n/m
Total net sales	$2,772.6	$2,584.3	$188.3	7.3%
The increase in organic net sales was primarily driven by an increase in weighted-average selling price of approximately 1-2% coupled with an increase in estimated organic volume of approximately 0-1%. Total net sales continued to benefit from greenfields and acquired branches.
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

Gross Profit
The following table summarizes gross profit and gross margin by branch classification for the periods presented (in millions):

	Three Months Ended September 30,		Change[1]
	2024	2023	$	%
Organic gross profit
Existing	$682.4	$672.6	$9.8	1.5%
Greenfields	12.7	—	12.7	n/m
Total organic gross profit	695.1	672.6	22.5	3.3%
Acquired	35.3	—	35.3	n/m
Total gross profit	$730.4	$672.6	$57.8	8.6%
Gross margin	26.3%	26.0%	N/A	0.3%

1.Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.
Gross margin was 26.3% in 2024, up 0.3 percentage points from 26.0% in 2023. The year-over-year increase in gross margin resulted from a weighted-average selling price increase (calculated as described above) of approximately 1-2%, partially offset by a weighted-average product cost increase of approximately 0-1%.
Selling, General, and Administrative (“SG&A”) Expense
The following table summarizes SG&A expense by branch classification for the periods presented (in millions):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Organic SG&A
Existing	$397.5	$373.9	$23.6	6.3%
Greenfields	8.9	0.4	8.5	n/m
Total organic SG&A	406.4	374.3	32.1	8.6%
Acquired	23.8	—	23.8	n/m
Total SG&A	$430.2	$374.3	$55.9	14.9%
Total SG&A as % of net sales	15.5%	14.5%
SG&A expense increased 14.9%, or $55.9 million, to $430.2 million in 2024, up from $374.3 million in 2023. At the end of the third quarter, in response to market conditions, we reduced headcount.
The increase in organic SG&A expense was mainly influenced by the following factors:
•a $24.9 million increase in payroll and employee benefit costs, primarily due to a higher average number of employees in 2024, as well as one-time severance and employee benefit costs for employees impacted by our operating cost reduction initiative; and
•a $6.4 million increase in warehouse operating costs, primarily due to higher rent expense.
Total SG&A expense as a percentage of net sales was higher in 2024 when compared to 2023 primarily as a result of the above factors. The impact of recent greenfields that have not yet fully matured and acquired branches that are not yet fully synergized also negatively affected our operating leverage.

Depreciation Expense
Depreciation expense was $28.8 million in 2024, compared to $23.1 million in 2023. The comparative increase was primarily due to an increase in property and equipment as a result of new and acquired branches.
Amortization Expense
Amortization expense was $24.7 million in 2024, compared to $21.4 million in 2023. The comparative increase was primarily due to amortization expense associated with new intangible assets as a result of recent acquisitions.
Interest Expense, Financing Costs and Other
Interest expense, financing costs and other, net was $48.7 million in 2024, compared to $35.2 million in 2023. The comparative increase was primarily due to higher average debt balances during 2024 as a result of the refinancing of our 2028 Term Loan in March 2024 and an increase in our 2026 U.S. Revolver to build inventory, support our acquisition activity during 2024, and repurchase stock through our May 2024 ASR Agreement (as defined and further detailed below).
Income Taxes
Income tax provision (benefit) was $52.7 million in 2024, compared to $57.3 million in 2023. The comparative decrease in income tax provision was primarily due to lower pre-tax income. The effective tax rate, excluding any discrete items, was 26.6% in 2024, compared to 27.0% in 2023. We expect our 2024 effective tax rate, excluding any discrete items that may arise during the tax year, will range from approximately 26.0% to 27.0%.
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
The following table presents all the components utilized to calculate basic and diluted net income (loss) per common share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Three Months Ended September 30,
	2024	2023
Numerator:
Net income (loss)	$145.3	$161.3
Dividends on Preferred Stock	—	(1.9)
Undistributed income allocated to participating securities	—	(7.6)
Repurchase Premium	—	(414.6)
Net income (loss) attributable to common stockholders – Basic and Diluted	$145.3	$(262.8)

Denominator:
Weighted-average common shares outstanding – Basic	62.0	63.2
Effect of common share equivalents	1.1	—
Weighted-average common shares outstanding – Diluted	63.1	63.2

Net income (loss) per common share:
Basic	$2.34	$(4.16)
Diluted	$2.30	$(4.16)

Comparison of the Nine Months Ended September 30, 2024 and 2023
The following tables set forth condensed consolidated statements of operations data and such data as a percentage of total net sales for the periods presented (in millions):

	Nine Months Ended September 30,
	2024	2023
Net sales	$7,359.6	$6,820.3
Cost of products sold	5,472.3	5,069.6
Gross profit	1,887.3	1,750.7
Operating expense:
Selling, general and administrative	1,230.2	1,071.3
Depreciation	80.8	65.6
Amortization	68.7	65.1
Total operating expense	1,379.7	1,202.0
Income (loss) from operations	507.6	548.7
Interest expense, financing costs and other, net	132.7	89.0
Loss on debt extinguishment	2.4	—
Income (loss) before provision for income taxes	372.5	459.7
Provision for (benefit from) income taxes	94.4	119.8
Net income (loss)	$278.1	$339.9

	Nine Months Ended September 30,
	2024	2023
Net sales	100.0%	100.0%
Cost of products sold	74.4%	74.3%
Gross profit	25.6%	25.7%
Operating expense:
Selling, general and administrative	16.7%	15.7%
Depreciation	1.1%	1.0%
Amortization	0.9%	0.9%
Total operating expense	18.7%	17.6%
Income (loss) from operations	6.9%	8.1%
Interest expense, financing costs and other, net	1.8%	1.4%
Loss on debt extinguishment	0.0%	0.0%
Income (loss) before provision for income taxes	5.1%	6.7%
Provision for (benefit from) income taxes	1.3%	1.8%
Net income (loss)	3.8%	4.9%

Net Sales
Net sales increased 7.9% to $7.36 billion in 2024, up from $6.82 billion in 2023. The following table summarizes net sales by line of business for the periods presented (in millions):

	Nine Months Ended September 30,				Year-over-Year Change
	2024		2023
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$3,661.2	49.7%	$3,521.5	51.6%	$139.7	4.0%
Non-residential roofing products	2,012.7	27.4%	1,796.2	26.4%	216.5	12.1%
Complementary building products	1,685.7	22.9%	1,502.6	22.0%	183.1	12.2%
Total net sales	$7,359.6	100.0%	$6,820.3	100.0%	$539.3	7.9%
The following table summarizes net sales by branch classification for the periods presented (in millions):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Organic net sales
Existing	$6,914.3	$6,820.3	$94.0	1.4%
Greenfields	146.1	—	146.1	n/m
Total organic net sales	7,060.4	6,820.3	240.1	3.5%
Acquired	299.2	—	299.2	n/m
Total net sales	$7,359.6	$6,820.3	$539.3	7.9%
The increase in organic net sales was primarily driven by an increase in estimated organic volume of approximately 2-3%, as well as an increase in weighted-average selling price of approximately 1-2%. Total net sales continued to benefit from greenfields and acquired branches.
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
Gross Profit
The following table summarizes gross profit and gross margin by branch classification for the periods presented (in millions):

	Nine Months Ended September 30,		Change[1]
	2024	2023	$	%
Organic gross profit
Existing	$1,779.5	$1,750.7	$28.8	1.6%
Greenfields	34.9	—	34.9	n/m
Total organic gross profit	1,814.4	1,750.7	63.7	3.6%
Acquired	72.9	—	72.9	n/m
Total gross profit	$1,887.3	$1,750.7	$136.6	7.8%
Gross margin	25.6%	25.7%	N/A	(0.1)%

1.Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.
Gross margin was 25.6% in 2024, down 0.1 percentage point from 25.7% in 2023. The modest year-over-year decrease in gross margin resulted from a weighted-average product cost increase of approximately 1-2% coupled with a higher non-residential product mix, partially offset by a weighted-average selling price increase (calculated as described above) of approximately 1-2%.

Selling, General, and Administrative Expense
The following table summarizes SG&A expense by branch classification for the periods presented (in millions):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Organic SG&A
Existing	$1,149.6	$1,070.4	$79.2	7.4%
Greenfields	27.5	0.9	26.6	n/m
Total organic SG&A	1,177.1	1,071.3	105.8	9.9%
Acquired	53.1	—	53.1	n/m
Total SG&A	$1,230.2	$1,071.3	$158.9	14.8%
Total SG&A as % of net sales	16.7%	15.7%
SG&A expense increased 14.8%, or $158.9 million, to $1.23 billion in 2024, up from $1.07 billion in 2023. At the end of the third quarter, in response to market conditions, we reduced headcount.
The increase in organic SG&A expense was mainly influenced by the following factors:
•a $68.1 million increase in payroll and employee benefit costs, primarily due to higher average headcount in 2024 and, to a lesser extent, one-time severance and employee benefit costs for employees impacted by our operating cost reduction initiative;
•a $16.3 million increase in warehouse operating costs, primarily due to higher rent expense; and
•a $11.5 million increase in general and administrative expenses, primarily due to higher professional fees.
Total SG&A expense as a percentage of net sales was higher in 2024 when compared to 2023 primarily as a result of the above factors. The impact of recent greenfields that have not yet fully matured and acquired branches that are not yet fully synergized also negatively affected our operating leverage.
Depreciation Expense
Depreciation expense was $80.8 million in 2024, compared to $65.6 million in 2023. The comparative increase was primarily due to an increase in property and equipment as a result of new and acquired branches.
Amortization Expense
Amortization expense was $68.7 million in 2024, compared to $65.1 million in 2023. The comparative increase was primarily due to amortization expense associated with new intangible assets as a result of recent acquisitions.
Interest Expense, Financing Costs and Other
Interest expense, financing costs and other, net was $132.7 million in 2024, compared to $89.0 million in 2023. The comparative increase was primarily due to higher average debt balances in 2024 as a result of the 2030 Senior Notes issued in July 2023, the refinancing of our 2028 Term Loan in March 2024, and an increase in our 2026 U.S. Revolver to build inventory, support our acquisition activity during 2024, and repurchase stock through our May 2024 ASR Agreement (as defined and detailed further below).
Loss on Debt Extinguishment
Loss on debt extinguishment was $2.4 million in 2024 due to the refinancing of our 2028 Term Loan and includes the write-off of previously capitalized debt issuance costs as well as certain third-party professional fees.
Income Taxes
Income tax provision (benefit) was $94.4 million in 2024, compared to $119.8 million in 2023. The comparative decrease in income tax provision was primarily due to lower pre-tax income coupled with an increase in the excess tax benefits of stock-based compensation during 2024. The effective tax rate, excluding discrete items, was 26.6% in 2024, compared to 26.7% in 2023. We expect our 2024 effective tax rate, excluding any discrete items that may arise during the tax year, will range from approximately 26.0% to 27.0%.

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
The following table presents all the components utilized to calculate basic and diluted net income (loss) per common share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Nine Months Ended September 30,
	2024	2023
Numerator:
Net income (loss)	$278.1	$339.9
Dividends on Preferred Stock	—	(13.9)
Undistributed income allocated to participating securities	—	(34.3)
Repurchase Premium	—	(414.6)
Net income (loss) attributable to common stockholders – Basic and Diluted	$278.1	$(122.9)

Denominator:
Weighted-average common shares outstanding – Basic	62.8	63.7
Effect of common share equivalents	1.1	—
Weighted-average common shares outstanding – Diluted	63.9	63.7

Net income (loss) per common share:
Basic	$4.43	$(1.93)
Diluted	$4.35	$(1.93)
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
The following table presents the pre-tax impact of the adjusting items on our condensed consolidated statements of operations for each of the periods indicated (in millions):

	Operating Expense		Non-Operating Expense
	SG&A	Amortization	Interest Expense	Other (Income) Expense	Total
Three Months Ended September 30, 2024
Acquisition costs	$4.0	$24.7	$1.0	$—	$29.7
Restructuring costs	12.1	—	0.5	—	12.6
Total adjusting items	$16.1	$24.7	$1.5	$—	$42.3
Three Months Ended September 30, 2023
Acquisition costs	$2.2	$21.4	$1.0	$—	$24.6
Restructuring costs	—	—	0.5	—	0.5
Total adjusting items	$2.2	$21.4	$1.5	$—	$25.1

Nine Months Ended September 30, 2024
Acquisition costs	$10.8	$68.7	$2.9	$—	$82.4
Restructuring costs[1]	12.9	—	1.6	2.4	16.9
Total adjusting items	$23.7	$68.7	$4.5	$2.4	$99.3
Nine Months Ended September 30, 2023
Acquisition costs	$5.3	$65.1	$3.0	$—	$73.4
Restructuring costs	2.0	—	1.0	—	3.0
Total adjusting items	$7.3	$65.1	$4.0	$—	$76.4

1.Other (income) expense for the nine months ended September 30, 2024 consists of a loss on debt extinguishment of $2.4 million as a result of the refinancing of our 2028 Term Loan, as discussed in Note 11 in the Notes to the Condensed Consolidated Financial Statements.
Refer to Adjusted Net Income (Loss) below for the tax impact of adjusting items.

Adjusted Operating Expense
The following table presents a reconciliation of operating expense, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Operating Expense for each of the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expense	$483.7	$418.8	$1,379.7	$1,202.0
Acquisition costs	(28.7)	(23.6)	(79.5)	(70.4)
Restructuring costs	(12.1)	—	(12.9)	(2.0)
Adjusted Operating Expense	$442.9	$395.2	$1,287.3	$1,129.6

Net sales	$2,772.6	$2,584.3	$7,359.6	$6,820.3
Operating expense as % of net sales	17.4%	16.2%	18.7%	17.6%
Adjusted Operating Expense as % of net sales	16.0%	15.3%	17.5%	16.6%
Adjusted Net Income (Loss)
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss) for each of the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$145.3	$161.3	$278.1	$339.9
Adjusting items:
Acquisition costs	29.7	24.6	82.4	73.4
Restructuring costs	12.6	0.5	16.9	3.0
Total adjusting items	42.3	25.1	99.3	76.4
Less: tax impact of adjusting items[1]	(10.7)	(6.4)	(25.5)	(19.6)
Total adjustments, net of tax	31.6	18.7	73.8	56.8
Adjusted Net Income (Loss)	$176.9	$180.0	$351.9	$396.7

Net sales	$2,772.6	$2,584.3	$7,359.6	$6,820.3
Net income (loss) as % of net sales	5.2%	6.3%	3.8%	4.9%
Adjusted Net Income (Loss) as % of net sales	6.4%	7.0%	4.8%	5.8%

1.Amounts represent the tax impact of adjustments that are not included in our income tax provision (benefit) for the periods presented. The tax impact of adjustments for the three months ended September 30, 2024 and 2023 were calculated using a blended effective tax rate of 25.3% and 25.5%, respectively. The tax impact of adjustments for the nine months ended September 30, 2024 and 2023 were calculated using a blended effective tax rate of 25.7% for each period.

Adjusted EBITDA
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$145.3	$161.3	$278.1	$339.9
Interest expense, net	50.0	36.4	136.3	93.0
Income taxes	52.7	57.3	94.4	119.8
Depreciation and amortization	53.5	44.5	149.5	130.7
Stock-based compensation	7.6	7.9	23.3	22.2
Acquisition costs[1]	4.0	2.2	10.8	5.3
Restructuring costs[1]	12.1	—	15.3	2.0
Adjusted EBITDA	$325.2	$309.6	$707.7	$712.9

Net sales	$2,772.6	$2,584.3	$7,359.6	$6,820.3
Net income (loss) as % of net sales	5.2%	6.3%	3.8%	4.9%
Adjusted EBITDA as % of net sales	11.7%	12.0%	9.6%	10.5%

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
Our principal sources of liquidity as of September 30, 2024 were our cash and cash equivalents of $68.0 million and our available borrowings of approximately $833.0 million under our asset-based revolving lines of credit.
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
The following table summarizes our cash flows for the periods indicated (in millions):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$59.6	$525.7
Net cash provided by (used in) investing activities	(482.2)	(144.9)
Net cash provided by (used in) financing activities	407.7	(378.8)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	—
Net increase (decrease) in cash and cash equivalents	$(16.0)	$2.0
Operating Activities
Net cash provided by operating activities was $59.6 million in 2024, compared to $525.7 million in 2023. Cash from operations decreased $466.1 million in 2024 primarily due to an incremental cash outflow of $438.1 million stemming from changes to our net working capital, mainly driven by unfavorable changes in cash flows related to inventories of $237.8 million, accounts payable and accrued expenses of $202.9 million.
Investing Activities
Net cash used in investing activities was $482.2 million in 2024, compared to $144.9 million in 2023. Cash used in investing activities increased $337.3 million in 2024 primarily due to an increase in acquisitions during the period. See Note 3 in the Notes to the Condensed Consolidated Financial Statements for more information.
Financing Activities
Net cash provided by financing activities was $407.7 million in 2024, compared to net cash used in financing activities of $378.8 million in 2023. Cash provided by financing activities increased $786.5 million in 2024 primarily due to the one-time repurchase of convertible preferred stock in 2023, partially offset by an increase in common stock repurchases compared to the prior year.
Financing Arrangements
As of September 30, 2024, we had access to the following financing arrangements:
•the 2026 U.S. Revolver, an asset-based revolving line of credit in the U.S., in an amount up to $1.25 billion and with an outstanding balance (net of unamortized debt issuance costs) of $426.8 million;
•the 2026 Canada Revolver, an asset-based revolving line of credit in Canada, in an amount up to $50.0 million and with an outstanding balance of $11.1 million;
•the 2028 Term Loan with an outstanding balance (net of unamortized debt issuance costs) of $1.26 billion; and

•three separate senior notes instruments, the 2030 Senior Notes, 2029 Senior Notes, and 2026 Senior Notes, with outstanding balances (net of unamortized debt issuance costs) of $593.1 million, $347.7 million, and $298.6 million, respectively.
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
On May 9, 2024, pursuant to the Repurchase Program, we entered into a Supplemental Confirmation (together with our March 22, 2022 Variable Tenor ASR Master Agreement, the “May 2024 ASR Agreement”) with Citibank, N.A. (“Citi”) to repurchase $225.0 million (the “ASR Repurchase Price”) of our common stock. Under the terms of the May 2024 ASR Agreement, we paid the ASR Repurchase Price to Citi and received an initial share delivery of 1,927,608 shares of our common stock from Citi, representing 80% of the total expected share repurchases under the May 2024 ASR Agreement, based on the closing price of our common stock of $93.38 on May 9, 2024. The final number of shares to be repurchased pursuant to the May 2024 ASR Agreement will be determined upon settlement based on the daily volume-weighted average price of our common stock during the term of the May 2024 ASR Agreement, less a discount and subject to adjustments pursuant to the terms of the May 2024 ASR Agreement. At settlement, Citi will deliver additional shares of our common stock to us, or, under certain circumstances, we will deliver cash or shares of our common stock to Citi, with the method of settlement at our election. As of September 30, 2024, the remaining $45.0 million of the ASR Repurchase Price was evaluated as an unsettled equity forward contract indexed to our common stock and classified within stockholders’ equity as a reduction to additional paid in capital until the equity forward contract settles. The final settlement of the May 2024 ASR Agreement is expected to be completed in the fourth quarter of 2024.
The following table sets forth our share repurchases (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total number of shares repurchased	—	0.3	1.9	1.5
Amount repurchased[1]	$—	$25.1	$180.0	$99.9
Average price per share	$—	$83.89	$93.38	$67.90

1.Amount repurchased for the nine months ended September 30, 2024 excludes the $45.0 million equity forward contract.
We did not make any share repurchases during the three months ended September 30, 2024. Share repurchases for the nine months ended September 30, 2024 were made pursuant to the May 2024 ASR Agreement. During the three and nine months ended September 30, 2024, we incurred costs directly attributable to the Repurchase Program of approximately $0.9 million and $1.0 million, respectively.
Share repurchases for the three and nine months ended September 30, 2023 were made on the open market through a Rule 10b5-1 repurchase plan. During the three and nine months ended September 30, 2023, we incurred costs directly attributable to the Repurchase Program of approximately $0.2 million and $0.8 million, respectively.
As of September 30, 2024, we had approximately $164.1 million available for repurchases remaining under the Repurchase Program. See Note 7 in the Notes to Condensed Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 have not changed materially during the nine months ended September 30, 2024.
Item 4. Controls and Procedures
As of September 30, 2024, management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
There have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 13 in the Notes to Condensed Consolidated Financial Statements for information about pending legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to the Company’s purchases of its common stock during the third quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1,2]	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1,2] (in millions)
July 1 - 31, 2024	—	$—	—	$164.1
August 1 - 31, 2024	—	—	—	$164.1
September 1 - 30, 2024	—	—	—	$164.1
Total	—	$—	—

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
See Note 7 in the Notes to Condensed Consolidated Financial Statements for additional information on our Repurchase Program.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
10.1*
Amendment No. 3, dated as of June 28, 2024, to the Second Amended and Restated Credit Agreement among Beacon Roofing Supply, Inc., the other loan parties party thereto, the lenders party thereto and the Administrative Agent.

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
(i)the Condensed Consolidated Balance Sheets as of September 30, 2024; December 31, 2023; and September 30, 2023,
(ii)the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023,
(iii)the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023,
(iv)the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023,
(v)the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and
(vi)the Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: October 31, 2024	BY:	/s/ PRITHVI S. GANDHI
Prithvi S. Gandhi
Executive Vice President & Chief Financial Officer