Form 10-K
period 2024-12-31
BEACON ROOFING SUPPLY INC
filed 2025-02-27
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ________ to ________
Commission File Number 001-42492
BEACON ROOFING SUPPLY, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4173371
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.
505 Huntmar Park Drive, Suite 300, Herndon, VA 20170
Address of principal executive offices, zip code
(571) 323-3939
Registrant’s telephone number, including area code
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	BECN	NASDAQ Global Select Market
Preferred Stock Purchase Rights	N/A	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold as of the end of the second fiscal quarter ended June 30, 2024, was $5.57 billion.
The number of shares of common stock outstanding as of January 31, 2025 was 61,582,627.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

BEACON ROOFING SUPPLY, INC.
Index to Annual Report on Form 10-K
Year Ended December 31, 2024

FORWARD-LOOKING STATEMENTS
The matters discussed in this Form 10-K that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties, which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These statements include, but are not limited to: statements related to the views of the Company and expectations regarding the unsolicited tender offer from QXO, Inc.; any statements relating to the plans, strategies and objectives of management or the Company’s board of directors for future operations and activities; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on the Company and its financial performance; and any statements of assumptions underlying any of the foregoing. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will be,” “will continue,” “will likely result,” “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information.
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

PART I
ITEM 1. BUSINESS
Unless the context suggests otherwise, the terms “Beacon,” the “Company,” “we,” “our,” or “us” are referring to Beacon Roofing Supply, Inc.
Overview
Beacon is the leading publicly-traded specialty wholesale distributor of roofing and complementary building products, including waterproofing products, in North America. We have served the building industry for over 95 years and as of December 31, 2024, operated 586 branches throughout all 50 states in the U.S. and seven provinces in Canada. We offer an extensive range of high-quality professional grade exterior products comprising over 135,000 SKUs, and we serve approximately 110,000 residential and non-residential customers who trust us to help them save time, improve efficiency, and enhance productivity.
We differentiate ourselves in the industry by providing our customers with seamless execution, service differentiation, and a solutions-based approach that allows us to meet each of our individual customer’s specific needs. We also work closely with our suppliers, who rely on us to position their products advantageously in the market, supporting advances in products and services that ultimately benefit our customers.
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
Market Size
Based on management’s estimates, we believe the roofing distribution market in the U.S. and Canada represents more than $35 billion in annual sales with roughly 70% of the market in residential roofing and 30% in non-residential roofing. Additionally, we believe the distribution market for complementary building products, including siding, waterproofing, plywood/oriented strand board (“OSB”), and windows and doors, represents more than $25 billion in annual sales with roughly 70% of the market in residential roofing and 30% in non-residential roofing. We believe our position in a collective addressable market of over $60 billion provides ample opportunity for growth both organically as well as through continued consolidation of the fragmented portion of the market. During the year ended December 31, 2024, residential sales represented less than 50% of our total net sales with the remainder attributable to our non-residential and complementary lines of business.
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
In addition to our domestic operations, we also operate in seven provinces across Canada. These international locations represented approximately 3.0% of our total net sales for the year ended December 31, 2024. For further geographic information, see Notes 4 and 17 in the Notes to the Consolidated Financial Statements.
Competition
Our competition is primarily composed of national, regional, and local specialty roofing distributors and, to a lesser extent, other building supply distributors and big box retailers. Among distributors, we compete against a small number of large distributors and many small, privately-owned distributors. Given significant consolidation in the past decade, we believe Beacon and two other distributors now represent nearly 70% of the roofing distribution industry in North America. Although we are the leading publicly-

traded specialty wholesale distributor of roofing and complementary building products, including waterproofing products, in North America, the industry remains highly competitive. The principal competitive factors in our business include, but are not limited to, the availability of materials and supplies; technical product knowledge and advisory expertise; delivery and other services including digital capabilities; pricing of products; and the availability of credit and capital.
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
Our customer base is composed of professional contractors, home builders, building owners, lumberyards, and retailers across the U.S. and Canada who depend on reliable local access to building products for residential and non-residential projects. Our customers vary in size, ranging from relatively small contractors to large contractors and builders that operate on a national scale. A significant number of our customers have relied on us as their vendor of choice for decades. For the year ended December 31, 2024, no single customer accounted for more than 1% of our net sales.
Our Strategic Initiatives
Our objective is to be the preferred supplier of exterior building products across markets in the U.S. and Canada. On February 24, 2022, we announced our Ambition 2025 Value Creation Framework (“Ambition 2025”) to drive growth, enhance customer service, and expand our footprint in key markets, which included new Ambition 2025 financial targets and the Repurchase Program (as described in Note 7 in the Notes to the Consolidated Financial Statements), as well as strategic deployment of capital on greenfields and acquisitions. Our Ambition 2025 is central to achieving sales growth, improving operational performance, and increasing profitability. Most importantly, our customers benefit from these initiatives as they are designed to make us more efficient and easier to do business with, differentiating our service from competitors. We have made substantial progress toward our achievement of the majority of our A25 goals.
Growth
Our history has been strongly influenced by significant acquisition-driven growth, which has expanded our geographic footprint, enhanced our market presence, and diversified our product offerings. We have also pursued organic growth via new greenfield locations to expand service to customers in key markets. The scale we have achieved from our expansion serves as a competitive advantage, allowing us to use our assets more efficiently.
Since January 1, 2022, we have pursued and finalized numerous acquisitions in key markets to complement the expansion of our geographic footprint and expand our product offerings, totaling 85 total branches from 26 acquisitions, which, for the twelve months prior to being acquired, produced aggregate annual sales of approximately $1.05 billion. For additional information, see Note 3 in the Notes to the Consolidated Financial Statements.
Since January 1, 2022, we have opened 64 new branches across Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, New Hampshire, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia, Washington, and Wisconsin, as well as New Brunswick, Canada and Ontario, Canada.
To achieve organic growth, we are investing in sales models to drive productive customer engagement and add value to our customers. Further development and facilitation of relationships between our local sales teams and contractors give us considerable opportunities to differentiate our service offerings. We are focused on additional training for our sales organization, helping our sales team build on existing customer relationships, leading to higher productivity. In addition, we supplement the sales team’s outreach efforts with branch personnel, digital platform engagement, centralized sales, and marketing and pricing support. Our customer relationship management software elevates customer contact efficiency and provides coaching metrics to our sales team, while additional tools and analytics are employed to enhance the sales team’s pricing proficiency.
Digital
We provide the most complete digital offering in building products distribution and continue to expand our capabilities. Beacon PRO+® is our proprietary digital account management suite that allows customers to manage their business with us online while offering easy access to detailed residential and non-residential roofing estimation reports. Our digital platform enables customers to order online from our catalog of over 135,000 products, have 24/7 access to view real-time pricing, process and review the status of orders, track deliveries, monitor local storm activity and vendor promotions, request and approve quotes, and pay their bills online. We are further enhancing Beacon PRO+® through partner integrations to help our customers improve estimating, project management, and the homeowner experience. Beacon PRO+® provides us with additional opportunities to engage with our customers and helps them save time, work more efficiently, and grow their businesses.
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
Beacon OTC® Network
Our Beacon On Time & Complete (“OTC”) Network is an operating model in which networked branches share inventory, fleet, equipment, employees, and systems for an optimal customer delivery experience. Customers benefit from improved service levels, delivery times, and product availability, while we gain efficiencies in staffing, fleet, and inventory. We are transitioning to this model in our markets containing an appropriate level of branch density, which we believe will drive shared success for our teams. As of December 31, 2024, our Beacon OTC® Networks were operational in 61 markets, consisting of over 290 branches.
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
Our Products & Services
Our product lines are designed to meet the requirements of our residential, non-residential, and complementary building products customers. We carry one of the most extensive arrays of high-quality branded products in the industry, including our private label brand, TRI-BUILT®. Our TRI-BUILT® products offer a high-quality and superior-value alternative for our customers while delivering higher margins and brand exclusivity in the marketplace. We fulfill the vast majority of our warehouse orders with inventory on hand because of the breadth and depth of the inventories at our branches.
In the residential market, asphalt shingles comprise the largest share of the products we sell. In the non-residential market, single-ply membranes, insulation, and accessories comprise the largest share of our product offerings. In the area of complementary building products, waterproofing, siding, plywood/OSB, and windows and doors comprise the largest share of the products in our portfolio.
During the year ended December 31, 2024, our distribution infrastructure served nearly 1.4 million customer deliveries. We maintained a fleet of 2,408 CDL trucks, most of which are equipped with truck-mounted forklifts, cranes, hydraulic booms, or conveyors. This specialized equipment is required to deliver products to job sites in an efficient and safe manner and in accordance with our customers’ requirements.
Beyond product delivery, we provide superior value-added services to our customers. We employ a knowledgeable sales force that possesses an in-depth understanding of roofing and the building products we provide. Our sales force provides guidance to our customers throughout the lifecycles of their projects, including training, technical support, and access to Beacon PRO+®.
Our Supply Chain
We are a key distributor for our suppliers due to our industry expertise, scale, track record of growth, financial strength, and the substantial volume of products that we distribute. We maintain strong relationships with numerous manufacturers of roofing materials, complementary building products, and exterior waterproofing products in order to reduce dependence on any single company, maintain purchasing leverage, and ensure breadth of product availability in our local markets. These strong and diverse relationships are particularly important as the building materials industry has experienced constrained supply chain dynamics both domestically and internationally in recent years. Our value proposition to our suppliers includes serving as a vital way to manage channel inventory and providing last mile, just-in-time delivery through our extensive logistics network and large fleet of rolling stock. Our largest suppliers include predominantly domestic companies such as Owens Corning, GAF, Carlisle Construction Materials, Holcim Elevate,

CertainTeed Roofing and Siding, IKO Manufacturing, TAMKO Building Products, Westlake Royal Building Products, James Hardie Building Products, Dow, Sika USA, and many more high-quality suppliers.
We manage the procurement of products through our national headquarters, regional offices, and local branches, allowing us to take advantage of both scale and local market conditions to purchase products more economically than most of our competitors. Product is shipped by the manufacturers primarily to our branches and our Beacon OTC® Network hubs, as well as directly to our customers.
Our Values – Corporate Responsibility
Beacon was founded on a set of principles that have guided our business practices and growth philosophy for over 95 years. Through growth, geographic expansion, and acquisitions throughout the U.S. and Canada, we have sustained a values-based company culture. Our values continue to be the foundation of being a preferred partner for our customers, employees, suppliers, and communities.
Human Capital
We value putting people first and strive to help our employees, customers, and suppliers reach their full potential. We emphasize our core values to all our employees, establishing shared expectations of respect and inclusivity, work ethic, collaboration, and a commitment to deliver quality results.
We are committed to a culture of safety, including a focus on the overall health and wellness of our employees. Our goal is to be an injury-free workplace, and we track companywide safety metrics to monitor our progress toward this objective. From day one on the job for a new employee, we emphasize safe behaviors and actions. Weekly branch safety meetings and training keep safety at the forefront. We maintain a comprehensive safety tracking and companywide scorecard program. We track and closely manage overall workers’ compensation and auto claims, Occupational Safety and Health Administration recordable incidents, lost time rates, Department of Transportation compliance, and other internally established safety prevention elements in an effort to make every day safer. Beacon is proud to foster a workplace where every level of the business is committed to eliminating, controlling, or reducing risks for our team members and the communities we serve.
We conduct new hire training and require annual training be taken by all employees to provide anti-bribery, antitrust, unfair competition, anti-kickback, and other compliance knowledge, and promote behavior that reflects our core value to Do the Right Thing.
We conduct a comprehensive annual organization and talent review process, culminating with a report to our Board of Directors (the “Board”) covering key elements such as: executive succession and development, organizational structure, talent pipelines, and workforce planning requirements. We maintain a broad suite of e-learning courses to deliver new hire, professional development, and annual training on subjects such as management skills, product knowledge, and operational proficiency.
Our Total Rewards program encompasses compensation, benefits, and employee development. In 2024, we engaged a new Employee Assistance Plan provider with a focus on mental health awareness programs, including a risk assessment tool. We track voluntary and involuntary turnover and conduct exit interviews to gain relevant information and adapt our engagement and retention strategy as appropriate.
We actively work to engage employees in our winning culture and empower them to reach their full potential. In 2024, we further embedded the notion of “Beacon Has Your Back” to emphasize how team members can support each other and participate in a workplace of safety and respect. Through this effort we collected feedback in an employee survey which indicated that over 84% of team members feel that their leaders support them. We recognize the influential demographic trends in our industry and in 2024, we engaged further with certain communities through native language communications, a manager resource kit, and involvement in Hispanic-focused trade shows and training events. We also maintain Beacon Cares, an employee assistance fund to support team members who are impacted by unexpected financial crises. In 2024, following multiple hurricanes affecting our branch neighborhoods, the Company and our employees raised nearly $100,000 to help impacted teammates. In addition, we awarded post-secondary funding to 50 winners of Robert R. Buck Scholarships for outstanding students whose parents work at Beacon.
We promote a culture of charitable support and giving back to our neighbors. In 2024, we supported communities where we operate through a national partnership with Rebuilding Together, the leading national nonprofit with a vision to ensure safe homes and communities for everyone. In addition, we named ten veteran winners in our fifth annual Beacon of Hope contest that was created to give back to distinguished military veterans and veteran organizations by providing roof replacements or repairs. To date, the contest has helped deliver new or repaired roofs to 50 former service members facing adversity in the years following their military service. In addition, we expanded our partnership with K-9’s for Warriors to sponsor 16 service dogs for Veterans and were named the charity’s Partner of the Year.

As of December 31, 2024, we had 8,068 active employees. We have 351 employees that are represented by labor unions and there are no material outstanding labor disputes.
Environment
We believe that protection of the environment is important to the long-term success of our business, and we are committed to sustainable business practices. We are continually looking for ways to run our business successfully while safeguarding natural resources for future generations. Beacon’s environmental management strategy leverages internal systems, processes, and tools as well as third-party expertise to operate the Company’s environmental programs in a planned and documented manner focused on continuous improvement. Our Chief Human Resources Officer reports to the Chief Executive Officer and oversees Environment, Health, and Safety, including the Environmental Management System.
Our greatest direct impact on the environment is through fleet emissions, and we have committed to using the Beacon OTC® Network strategy to minimize fuel use intensity. Our Beacon OTC® Network focuses on transforming multi-branch markets into a holistic market model that optimizes customer deliveries by shipping from the closest branch to the customer’s delivery address. Further, we continually invest in modernizing our fleet to reduce emissions and improve safety for our drivers. As an EPA SmartWay Partner, we also benchmark with and learn from companies that have similar large fleets and are seeking to minimize emissions.
Governance
Our employees, managers, and officers conduct our business under the direction of our Chief Executive Officer and senior leadership team, with oversight from our Board to enhance our long-term value for our stockholders. The core responsibility of our Board is to exercise its fiduciary duties to act in the best interests of our Company and our stockholders. Our Board and Board committees perform a number of specific functions, including risk assessment, review, and oversight. While management is responsible for the day-to-day management of risk, our Board retains oversight of risk management for our Company as a whole, overseeing management and providing guidance on strategic risks, financial risks, and operational risks.
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
We distribute roofing materials and other complementary building products, such as siding and waterproofing, that are manufactured by a number of major suppliers. Disruptions in our sources of supply may occur as a result of various reasons, including unanticipated demand, production or delivery difficulties, the loss of key supplier arrangements, or broad disruptive events (whether globally, in the U.S., or abroad), such as wars, terrorist actions, cybersecurity attacks or other technological disruptions with respect to manufacturers or the material vendors we rely on, trade disputes, changes in regulation, macroeconomic events, government shutdowns, natural disasters, including those that may be linked to climate change, and/or a pandemic. For example, in 2021 and 2022 the exterior products industry experienced constrained supply chain dynamics caused in large part from global disruptions related to the COVID-19 pandemic. As a result, we experienced, at times, a limited ability to purchase enough product to meet consumer demand, which resulted in lost revenues. Although we do not believe these lost revenues were material, it is possible that future product shortages could be so severe as to result in material reductions in revenues and margins.
When shortages occur, building material suppliers often allocate products among distributors, and sourcing materials from a limited number of suppliers can increase the Company’s risk. During the year ended December 31, 2024, we had three suppliers that each contributed 10% or more of total purchases and, in total, represented nearly 35% of total purchases. Although we believe that our relationships with our suppliers are strong and that we would have access to similar products from competing suppliers should products be unavailable from current sources, any supply shortage, particularly of the most commonly sold items, could result in a loss of revenues and reduced margins and damage our reputation and relationships with customers.
A change in supplier pricing and demand could adversely affect our income and gross margins.
Many of the products that we distribute are subject to price changes based upon manufacturers’ raw material costs, energy costs, labor costs, and tariffs as well as other manufacturer pricing decisions. For example, as a distributor of residential roofing supplies, our business is sensitive to asphalt prices, which are highly volatile and often linked to oil prices, as oil is a significant input in asphalt production. Shingle prices have been volatile in recent years, partly due to volatility in asphalt prices. Other products we distribute, such as plywood and OSB, experienced price volatility largely due to supply and demand imbalances in recent years. In addition to the rising costs of commodities and raw materials, supplier pricing and demand can also be affected by inflationary pressures and other conditions that make it more costly for our suppliers to distribute their products to us, such as fuel shortages, fuel cost increases, or labor shortages.
We may also experience price volatility related to the implementation of tariffs on imported steel or other products. For example, certain of our vendors use steel as a product input, and they may increase prices as a result of tariffs incurred or the overall impact of tariffs on domestic steel prices. It remains unclear what future actions may be taken by the U.S. with respect to trade policies or the imposition of tariffs on imported products, and the impact of those actions on the cost of products we distribute.
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
Our growth strategy, including pursuant to Ambition 2025, includes acquiring other distributors of roofing materials and complementary building products, such as siding and waterproofing. We continually seek additional acquisition candidates in selected markets, which include engaging in exploratory discussions with potential acquisition candidates, as well as engaging in competitive bidding processes for potential acquisition candidates. We are unable to predict whether or when we will be able to identify any suitable acquisition candidates, or, if we do, the likelihood that any such potential acquisition will be completed. If we cannot complete acquisitions that we identify on acceptable terms, our inorganic growth rate may decline. In addition, our current and potential competitors have made and may continue to make acquisitions that include acquisition candidates in which we were, or would have been, interested in pursuing and such competitors may establish cooperative relationships among themselves or with third parties. In the event that our inorganic growth does not keep pace with any significant consolidation among distributors of roofing materials and complementary building products, our competitive position could be adversely affected.
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
Risks Related to Unsolicited Acquisition Proposals and Actions to Acquire Control of our Company
Unsolicited acquisition proposals and attempts to acquire control of the Company could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price.
We have been, and may continue to be, subject to unsolicited acquisition proposals, tender offers, or proxy contests to gain control of the Company, which could result in substantial costs to the Company and divert management’s and our Board’s attention and resources from our business. Such events could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers or suppliers, and make it more difficult to attract and retain qualified personnel. We have been, and may continue to be, required to incur significant fees and other expenses in responding to these events, including for required regulatory responses and third-party advisors. We also may be subjected to shareholder litigation in connection with these events. Our stock price could be subject to significant fluctuations or otherwise be adversely affected by speculative market perceptions about these events, risks, and uncertainties.
For example, on November 11, 2024, QXO, Inc. (“QXO”) made an unsolicited proposal to acquire all of the Company’s outstanding stock for $124.25 per share (the “QXO Proposal”), which QXO later publicly announced by press release on January 15, 2025. Based on periodic reviews with financial advisors of the Company’s business strategy, historic, current and future valuation, and potential opportunities and a careful review of the QXO Proposal in consultation with independent financial and legal advisors, our Board unanimously rejected the QXO Proposal, because it significantly undervalued the Company and its prospects for growth and future value creation. On January 27, 2025, QXO commenced a tender offer for all issued and outstanding shares of our common stock for $124.25 per share in cash (the “QXO Tender Offer”). After careful re-evaluation of the QXO Tender Offer in consultation with independent financial and legal advisors, the Board again unanimously determined that the QXO Tender Offer is inadequate, significantly undervalues the Company and its future prospects, and is not in the best interests of the Company and its stockholders. As discussed in our Solicitation/Recommendation Statement in response to the QXO Tender Offer, filed with the SEC on Schedule 14D-9 on February 6, 2025 (and as subsequently amended), the Board recommended that the Company’s stockholders reject the QXO Tender Offer and not tender their shares. These discussions and responses resulted in the expenditure of significant management, Board, and retained third-party advisor resources.
In addition, on February 12, 2025, QXO submitted to the Company a notice of intention to nominate 10 directors for election at the Company’s 2025 Annual Meeting of Stockholders. The Board is carefully reviewing QXO’s nominees and will make a recommendation in due course.

The QXO Tender Offer expired 12:00 midnight (New York City time) at the end of February 24, 2025. On February 25, 2025, QXO extended the QXO Tender Offer, with the extended offer period to expire at 5:00 p.m. (New York City time) on March 3, 2025.
Risks Related to Cyclicality, Seasonality, and Weather
Cyclicality in our business and general economic conditions could result in lower revenues and reduced profitability.
A portion of the products we sell are for residential and non-residential construction. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including credit and capital availability, interest rates, foreclosure rates, housing inventory levels and occupancy, changes in the tax laws, employment levels, consumer confidence, and the health of the U.S. economy and mortgage markets. Economic downturns in the regions and markets we serve could result in lower net sales and, since many of our expenses are fixed, lower profitability. Unfavorable changes in demographics, credit markets, consumer confidence, housing affordability, or housing inventory levels and occupancy, or a weakening of the U.S. economy or of any regional or local economy in which we operate, could adversely affect consumer spending, resulting in decreased demand for our products, and adversely affecting our business. In addition, instability in the economy and financial markets, including as a result of terrorism or civil or political unrest, may result in a decrease in housing starts or business investment, which would adversely affect our business.
Seasonality, weather-related conditions, and natural disasters may have a significant impact on our financial results.
The demand for building materials is heavily correlated to both seasonal changes and unpredictable weather patterns. Seasonal demand fluctuations are expected, such as in quarters ending March 31, when winter construction cycles and cold weather patterns typically have an adverse impact on new construction and re-roofing activity. The timing of weather patterns (unseasonable temperatures) and severe weather events (hurricanes, hailstorms, and protracted rain) may impact our financial results within a given period either positively or negatively, making it difficult to accurately forecast our results of operations. We expect that these seasonal and weather-related variations will continue in the future.
Certain extreme weather events and natural disasters, such as hurricanes, tornadoes, earthquakes, tropical storms, floods, droughts, and wildfires, may adversely impact us in several ways, including interfering with our ability to deliver our products, impeding our receipt of product from our vendors, disrupting branch staffing, reducing demand for our products, impairing our customers’ ability to pay accounts receivable, and damaging our facilities and inventory, although some of these adverse impacts may be offset by increased demand relating to damage from these weather events and natural disasters. Some of the areas in which we operate, including California, Florida, Louisiana, North Carolina, Texas and other coastal areas, have experienced recent natural disasters and have increased risks of adverse weather or natural disasters. The physical effects of climate change may increase the frequency or severity of natural disasters and other extreme weather events in the future, which could increase our exposure to these risks.
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
Our information technology systems (“IT systems” or “systems”), which include information technology networks, hardware, applications, and the data related thereto, are integral to the operation of our business. We use our IT systems to, among other things, provide complete integration of purchasing, receiving, order processing, shipping, inventory management, delivery routing, sales analysis, cash management, and accounting, as well as to process, transmit, protect, store, and delete sensitive and confidential electronic data, including, but not limited to, employee, supplier, and customer data (“Data”). Our IT systems include third-party applications and proprietary applications developed and maintained by us. We rely heavily on information technology both in serving our customers and in our enterprise infrastructure to achieve our objectives. In certain instances, we also rely on the systems of third parties to assist with conducting our business, which includes, among other things, marketing and distributing products, developing new products and services, operating our website, hosting and managing our services, securely storing Data, processing transactions, purchasing and receiving, billing and accounts receivable management, responding to customer inquiries, managing inventory and our supply chain, and managing our human resources processes and services. As a result, the secure and reliable operation of our systems (including its function of securing Data), and those of third parties upon whom we depend, are critical to the successful operation of our business. Any failure or interruption of our IT systems, including the systems of third parties upon whom we depend, could have a material adverse effect on our business, financial results, and reputation.

Although our IT systems and Data are protected through security measures and business continuity plans, our systems and those of third parties upon whom we depend may be vulnerable to: natural disasters; power outages; telecommunication or utility failures; terrorist acts; breaches due to employee error or malfeasance or other insider threats; disruptions during the process of upgrading or replacing computer software or hardware; terminations of business relationships by us or third-party service providers; and disinformation campaigns, damage or intrusion from a variety of deliberate cyber-attacks carried out by insiders or third parties, which are becoming more sophisticated and include computer viruses, worms, gaining unauthorized access to systems for purposes of misappropriating assets or sensitive information either directly or through our vendors and customers, denial of service attacks, ransomware, supply chain attacks, data corruption, malicious distribution of inaccurate information or other malicious software programs that may impact such systems and cause operational disruption. For these IT systems and related business processes to operate effectively, we or our service providers must continually maintain and update them. Delays in the maintenance, updates, upgrading, or patching of these systems and related business processes could impair their effectiveness or expose us to security risks. In addition, if IT systems are damaged, restoration or recovery of those systems may not be achievable in a timely manner. Even with our policies, procedures, and programs designed to ensure the integrity of our IT systems and the security of Data, we may not be effective in identifying and mitigating every risk to which we are exposed. In some instances, we may have no current capability to detect certain vulnerabilities, which may allow them to persist in the environment over long periods of time.
Additionally, existing and future artificial intelligence (“AI”) capabilities present a growing threat by aiding experienced and inexperienced threat actors in identifying vulnerabilities and crafting increasingly sophisticated and targeted cybersecurity attacks. Vulnerabilities may also be introduced from the use of AI by us, our customers or suppliers. Use of AI by us or such third parties, whether authorized or unauthorized, increases the risk that our proprietary information or intellectual property will be unintentionally disclosed, and may introduce new risks such as inaccurate output.
Despite the precautions we take to mitigate the risks of such events, any attack on our IT systems or breach of our Data, or the IT systems and Data of third parties upon whom we depend, could result in, but are not limited to, the following: business disruption, misstated or misappropriated financial data, product shortages and/or an increase in accounts receivable aging, an adverse impact on our ability to attract and serve customers, delays in the execution of our business plan, theft of our intellectual property or other non-public confidential information and Data, including that of our customers, suppliers, and employees, liability for stolen assets or information, and higher operating costs including increased cybersecurity protection costs. Such events could harm our reputation and have an adverse impact on our financial results, including the impact of related legal, regulatory, and remediation costs. In addition, if any information about our customers, including payment information, were the subject of a successful cybersecurity attack against us, we could be subject to litigation or other claims by the affected customers. Further, regulatory authorities have increased their focus on how companies collect, process, use, store, share, and transmit personal data. Privacy security laws and regulations, including federal and state laws in the U.S. and federal and provincial laws in Canada, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in litigation, significant sanctions, monetary costs, or other harm to us.
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
Acquisitions frequently result in the recording of goodwill and other intangible assets. At December 31, 2024, goodwill represented approximately 30% of our total assets. Goodwill is not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting unit. Our accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine the fair values of our reporting unit by using a qualitative approach.
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
As of December 31, 2024, we had an $150.4 million outstanding balance on our asset-based revolving line of credit due in 2026, $300.0 million in aggregate principal amount of our 4.50% senior secured notes due in 2026 outstanding, $350.0 million in aggregate principal amount of our 4.125% senior notes due in 2029 outstanding, $600.0 million in aggregate principal amount of our 6.50% senior secured notes due in 2030 outstanding, and $1.26 billion outstanding under our senior secured term loan due in 2028. Our debt levels could have important consequences to us, including:
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
Any labor disputes, work stoppages, or unionization efforts could result in significant increases in our cost of labor. While we believe that our relations with employees generally and the labor unions that represent our employees (which as of December 31, 2024 was approximately 4.4% of our workforce) are generally good and we have experienced no material strikes or work stoppages recently (and there are no material outstanding labor disputes currently), in the future we could experience these and other types of conflicts with labor unions, other groups representing employees, or with our employees in general.
Installation, replacement and repair of roofing is a labor-intensive business. Demand for our products may be impacted by our customers’ ability to attract, train, and retain workers. Changes in immigration laws and regulations, trends in labor migration, and increases in our customers’ personnel costs or the inability of our customers to hire sufficient personnel, which may be amplified in tight labor market conditions, could adversely impact our business, financial position, results of operations, and cash flows.
Regulatory Risk
Our activities and operations are subject to numerous laws and regulations and we could become subject to newly enacted laws and regulations, compliance with which could increase our general and administrative costs. If we violate such laws or regulations, we could face penalties and fines or be required to curtail operations.
We are subject to various federal, state, provincial, local and other laws and regulations, including, among other things, environmental, climate, transportation, health and safety laws and regulations, tax laws and regulations, and potential tariffs on imported products. Some of the regulations to which we are subject include:
•transportation regulations promulgated by the U.S. Department of Transportation;
•work safety regulations promulgated by the Occupational Safety and Health Administration;
•employment regulations promulgated by the U.S. Equal Employment Opportunity Commission and the U.S. Department of Labor;
•environmental regulations promulgated by the Environmental Protection Agency; and

•similar regulations promulgated by state, provincial, and local regulators.
Concern over climate change has led to, and may in the future lead to, new or increased legal and regulatory requirements designed to reduce or mitigate the effects of climate change, which could increase our operating or capital expenses and compliance burdens.
Applicable laws and regulations require us to obtain and maintain permits and approvals and implement programs and procedures to control risks associated with our operations. Compliance in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results, and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to investigation, enforcement actions, litigation, and substantial fines and penalties that could adversely affect our financial condition, results of operations, and cash flows.
These laws, regulations, or rules and their interpretation and application may also change from time to time and those changes could be substantial and have a material adverse effect on our business, financial condition, results of operations, and cash flows. We cannot predict the nature and timing of future developments in law and regulations and whether we will be successful in meeting future demands of regulatory bodies in a manner which will not materially adversely affect the Company.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We have an information security program in place to safeguard our information systems and protect our confidential data. This cybersecurity risk management program is integrated into our broader enterprise risk management framework, under a Risk Committee that is led by our VP, Strategy & Transformation and includes our Chief Technology Officer, who is responsible for cybersecurity and information technology matters, General Counsel and other business and strategy leaders. The Risk Committee identifies, assesses, and manages enterprise level risks facing the Company, taking into account likelihood of occurrence and potential impact. The Risk Committee reports to our Executive Committee and this process is primarily overseen by the Audit Committee of our Board. Our Executive Committee consists of our executive officers and other senior members of management.
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

For additional information regarding how cybersecurity threats could potentially materially affect our business strategy, results of operations, or financial condition, see Part 1, Item 1A “Risk Factors – Risks Related to Information Technology.” Interruption, interference with, or failure of information technology systems could hurt our ability to effectively provide our product and services, which could harm our reputation, financial condition, operating results, and cash flows.
Governance
Board Oversight. The Audit Committee assists the Board in fulfilling its fiduciary duties regarding cybersecurity risk oversight. The Audit Committee is composed of directors with diverse professional experience, including three members with backgrounds in cybersecurity. We believe this expertise enables our Audit Committee to effectively oversee our cybersecurity risks and incident response plans. For more information on our directors’ expertise, see our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC.
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
In addition to quarterly reports to the Audit Committee, as an Executive Vice President and member of the Executive Committee, our Chief Technology Officer regularly briefs the Executive Committee on the threat landscape, the Company’s cybersecurity programs, and risks, so that the highest level of management is regularly informed of cybersecurity issues for decision-making and guidance.
ITEM 2. PROPERTIES
As of December 31, 2024, we leased locations supporting 566 branch facilities and 5 non-branch facilities throughout the U.S. and Canada. These leased facilities range in size from approximately 2,000 square feet to 148,700 square feet. In addition, as of December 31, 2024, we owned 20 branch facilities. These owned facilities range in size from approximately 11,500 square feet to 68,000 square feet. We believe that our properties are in good operating condition and adequately serve our current business operations.
The following table summarizes the locations of our branches and facilities as of December 31, 2024:

Location	Branches	Non-Branch Facilities
U.S. State
Alabama	10
Alaska	1
Arizona	7
Arkansas	5
California	44
Colorado	16
Connecticut	6	1
Delaware	3
Florida	49
Georgia	15
Hawaii	2
Idaho	2
Illinois	18
Indiana	8

Location	Branches	Non-Branch Facilities
Iowa	4
Kansas	14
Kentucky	6
Louisiana	9
Maine	4
Maryland	19
Massachusetts	16
Michigan	11
Minnesota	7	1
Mississippi	5
Missouri	11
Montana	1
Nebraska	10
Nevada	4
New Hampshire	4
New Jersey	27	1
New Mexico	2
New York	16
North Carolina	25
North Dakota	3
Ohio	9
Oklahoma	7
Oregon	7
Pennsylvania	30
Rhode Island	1
South Carolina	11
South Dakota	2
Tennessee	13
Texas	43	1
Utah	6
Vermont	1
Virginia	19	1
Washington	17
West Virginia	4
Wisconsin	8
Wyoming	2
Total — United States	564	5

Canadian Province
Alberta	2
British Columbia	4
New Brunswick	1
Nova Scotia	1
Ontario	7
Quebec	6
Saskatchewan	1
Total — Canada	22	—

Total — All	586	5

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings and governmental investigations arising in the ordinary course of business, including product-related, personal injury, employment, environmental, property, or commercial matters. These proceedings may also include actions brought against us with respect to corporate matters and transactions in which we were involved. The defense of these proceedings and governmental investigations may require significant expense and require management’s time and attention and, depending on the resolution of the proceedings and investigations, we could be required to pay damages or fines. We accrue a liability for legal claims when payments associated with the claims become probable and the loss can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims, and insurance or indemnification rights may be insufficient or unavailable to protect the Company against all loss exposures. Our reputation could be negatively affected by publicity resulting from adverse outcomes in legal proceedings or governmental investigations.
See Note 14 in the Notes to the Consolidated Financial Statements for information about pending legal proceedings and governmental investigations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the Nasdaq Global Select Market (the “Nasdaq”) under the symbol “BECN”. As of February 7, 2025, there were 39 registered holders of record of our common stock.
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
The following graph compares the cumulative total stockholder return on Beacon Roofing Supply, Inc.’s common stock (based on market prices) for the last five fiscal years (plus the three months ending December 31, 2021 (the “Transition Period”)) with the cumulative total return on (i) the Nasdaq Index and (ii) the S&P 1500 Trading Companies & Distributors Index, assuming a hypothetical $100 investment in each on September 30, 2019 and the re-investment of all dividends. The closing price of our common stock on December 31, 2024, was $101.58.

Comparison of Cumulative Five Year* Total Return

$350
$300
$250
$200
$150
$100
$50
$0
9/30/2019
9/30/2020
9/30/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Beacon Roofing Supply, Inc.
Nasdaq Index
S&P 1500 Trading Companies & Distributors Index

*The cumulative five year total return is inclusive of the Transition Period ending December 31, 2021.

	Base Period	INDEXED RETURNS
Company / Index	9/30/2019	9/30/2020	9/30/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Beacon Roofing Supply, Inc.	100	92.66	142.44	171.04	157.44	259.53	302.95
Nasdaq Index	100	140.96	183.61	199.13	134.34	194.31	251.77
S&P 1500 Trading Companies & Distributors Index	100	123.64	169.80	198.42	189.37	284.04	338.42
Issuer Purchases of Equity Securities
The following table provides information with respect to our purchases of common stock during the fourth quarter of 2024 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1,2]	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1,2]
October 1 - 31, 2024	—	$—	—	$164.1
November 1 - 30, 2024	—	—	—	$164.1
December 1 - 31, 2024	497,654	90.42	497,654	$164.1
Total	497,654	$90.42	497,654

1.On May 9, 2024, the Company entered into a Supplemental Confirmation (together with the Company’s March 22, 2022 Variable Tenor ASR Master Agreement, the “May 2024 ASR Agreement”) with Citibank, N.A. (“Citi”) to repurchase $225.0 million (the “ASR Repurchase Price”) of its common stock. Under the terms of the May 2024 ASR Agreement, the Company paid the ASR Repurchase Price to Citi and received an initial share delivery of 1,927,608 shares of its common stock from Citi, representing 80% of the total expected share repurchases under the May 2024 ASR Agreement, based on the closing price of the Company’s common stock of $93.38 on May 9, 2024. On December 27, 2024, the Company completed the May 2024 ASR Agreement and received an additional 497,654 shares of its common stock. In total, 2,425,262 shares of the Company’s common stock were delivered under the May 2024 ASR Agreement at an average price of $92.77 per share, which represents the daily volume-weighted average price of the Company’s common stock during the term of the May 2024 ASR Agreement, less a discount and adjustments pursuant to the terms of the May 2024 ASR Agreement. The Average Price Paid per Share for December 2024 was calculated as the implied price per share for the final 20% of the May 2024 ASR Agreement, or $45.0 million, divided by the additional shares delivered on December 27, 2024.
2.On February 24, 2022, the Company announced a program to repurchase up to $500.0 million of its common stock. On February 23, 2023, the Company announced that its Board authorized and approved an increase of the Repurchase Program (as described in Note 7 in the Notes to the Consolidated Financial Statements) by approximately $387.9 million, permitting future share repurchases of $500.0 million.
See Note 7 in the Notes to the Consolidated Financial Statements for additional information on our share repurchase program.
ITEM 6. [RESERVED]
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. All references to “2024” and “2023” are referring to the twelve-month periods ended December 31 for each of those respective fiscal years. This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between such periods. Discussions of items from 2023 and the twelve-month period ended December 31, 2022 (the Company’s 2022 fiscal year) and year-to-year comparisons between such periods that are not included in this Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. The following discussion may contain forward-looking statements that reflect our plans and expectation. Our actual results could differ materially from those anticipated by these forward-looking statements due to the factors discussed elsewhere in this Annual Report on Form 10-K, particularly in the “Risk Factors” section. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
Overview
We are the leading publicly-traded specialty wholesale distributor of roofing and complementary building products, including waterproofing products, in North America. We have served the building industry for over 95 years and as of December 31, 2024, we operated 586 branches throughout all 50 states in the U.S. and seven provinces in Canada. We offer one of the most extensive ranges of high-quality professional grade exterior products comprising over 135,000 SKUs, and we serve approximately 110,000 residential and non-residential customers who trust us to help them save time, improve efficiency, and enhance productivity.
We are strategically focused on two core markets, residential and non-residential roofing. We also distribute complementary building products like siding and waterproofing that are often utilized by the roofing and other specialty contractors we serve. As a distributor, our national scale, networked model, and specialized capabilities are competitive advantages, providing strong value for both customers and suppliers. We intend to grow faster than the market by enhancing our customers’ experience, capturing value from our comprehensive go-to-market strategy, and expanding our footprint organically and through acquisitions while also driving margin-enhancing initiatives.
Our differentiated service model is designed to solve customer needs. The scale of our business provides branch coverage, technology enablement, and investment in our team that is the foundation of customer service excellence. In addition, service is further enhanced by our Beacon OTC® Network and market-based sales teams. We believe we also provide the most complete digital commerce platform in roofing distribution, creating value for customers who are able to operate their businesses more effectively and efficiently.
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
Specifically, since January 1, 2022 we have expanded our geographic footprint in key markets through the opening of 64 greenfield locations and the acquisition of 85 total branches from 26 acquisitions through December 31, 2024. These greenfields and acquired branches contributed $558.0 million and $834.5 million to net sales in 2024, respectively, demonstrating our success in executing Ambition 2025. The scale we have achieved from our expansion serves as a competitive advantage, allowing us to use our assets more efficiently, and manage our expenses to drive long-term operating leverage. For additional information on our acquisition activity, see Note 3 in the Notes to the Consolidated Financial Statements. During 2024 and 2023 we also returned a significant amount of capital to our stockholders through our common stock repurchases as well as the repurchase of all outstanding preferred stock (see further discussion below).
The Ambition 2025 strategies are central to achieving sales growth, improving operational performance, and increasing profitability. Most importantly, our customers benefit from these initiatives as they are designed to make us more efficient and easier to do business with, differentiating our service from competitors. Our recent highlights in our pursuit of Ambition 2025 are further demonstrated by the following accomplishments during the year ended December 31, 2024:
•19 greenfields opened;
•42 branches acquired;
•digital sales 24.1% higher than the prior year; and
•continued improvements in the results of our branches falling in the bottom quintile of our financial performance metrics.
As of December 31, 2024, we operated 586 branches, which we designate as either standalone or co-located. A co-located branch shares all or a portion of a physical location with a standalone branch, but it records sales separately (to a different customer base and/or through different product offerings from the standalone branch) and generally operates with independent employees and inventory.
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
The aggregate Repurchase Price and related transaction fees and expenses were financed by a combination of proceeds from the 2030 Senior Notes (as defined in Note 12 in the Notes to the Consolidated Financial Statements), as well as the 2026 ABL (as defined in Note 12 in the Notes to the Consolidated Financial Statements) and cash on hand.
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
Acquired branches
The results of operations of acquired branches are designated as such until they have been under our ownership and have contributed to our results of operations for at least 12 calendar months (treating partial months as full months), after which such branches are classified as existing. Therefore, the prior year results of operations for branches are reclassified to existing when the comparable current month’s financial results are also classified as existing. Under our branch classification methodology, a branch’s results of operations can be classified as both acquired and existing in the same fiscal reporting period. We believe our branch classification methodology enhances comparability of branch results between periods and demonstrates the economic impact of newly acquired branches on our financial results.
The following table illustrates the classification of financial results for branches acquired in 2023:

Date Acquired	Company Name	Branches Acquired	Results of Operations Classified as Acquired	Results of Operations Classified as Existing
November 1, 2023	H&H Roofing Supply, LLC	1	January 2024 - October 2024	November 2023 - December 2023; November 2024 - December 2024
October 2, 2023	Garvin Construction Products	5	January 2024 - September 2024	October 2023 - December 2023; October 2024 - December 2024
September 5, 2023	S&H Building Material Corporation	1	January 2024 - August 2024	September 2023 - December 2023; September 2024 - December 2024
August 1, 2023	All American Vinyl Siding Supply, LLC	1	January 2024 - July 2024	August 2023 - December 2023; August 2024 - December 2024
July 11, 2023	Crossroads Roofing Supply, Inc.	5	January 2024 - June 2024	July 2023 - December 2023; July 2024 - December 2024
June 12, 2023	Silver State Building Materials, Inc.	1	January 2024 - May 2024	June 2023 - December 2023; June 2024 - December 2024
March 31, 2023	Al's Roofing Supply, Inc.	4	January 2024 - March 2024	April 2023 - December 2023; April 2024 - December 2024
March 31, 2023	Prince Building Systems, LLC	1	January 2024 - March 2024	April 2023 - December 2023; April 2024 - December 2024
January 4, 2023	First Coastal Exteriors, LLC	2	None	January 2023 - December 2023; January 2024 - December 2024
All branches acquired prior to January 1, 2023 are classified as existing and all branches acquired after December 31, 2023 are classified as acquired.
Greenfields
We also apply the same definition for determining when a branch classification changes from greenfield to existing (i.e., branches are designated as greenfields until they have been opened for at least 12 calendar months (treating partial months as full months), after which such branches are classified as existing). It should also be noted that greenfield branches incur limited operating costs prior to their open date for things such as lease costs and other costs incurred in getting the branch ready to open. All such costs incurred prior to the greenfield open date are also classified as greenfield in all periods when discussing our results of operations.

Comparison of the Years Ended December 31, 2024 and 2023
The following tables set forth consolidated statements of operations data and such data as a percentage of total net sales for the periods presented (in millions):

	Year Ended December 31,
	2024	2023
Net sales	$9,763.2	$9,119.8
Cost of products sold	7,258.4	6,777.1
Gross profit	2,504.8	2,342.7
Operating expense:
Selling, general and administrative	1,637.6	1,454.3
Depreciation	109.9	91.2
Amortization	91.9	85.0
Total operating expense	1,839.4	1,630.5
Income (loss) from operations	665.4	712.2
Interest expense, financing costs and other, net	177.3	126.1
Loss on debt extinguishment	2.4	—
Income (loss) before provision for income taxes	485.7	586.1
Provision for (benefit from) income taxes	124.0	151.1
Net income (loss)	$361.7	$435.0

	Year Ended December 31,
	2024	2023
Net sales	100.0%	100.0%
Cost of products sold	74.3%	74.3%
Gross profit	25.7%	25.7%
Operating expense:
Selling, general and administrative	16.8%	15.9%
Depreciation	1.1%	1.1%
Amortization	1.0%	0.9%
Total operating expense	18.9%	17.9%
Income (loss) from operations	6.8%	7.8%
Interest expense, financing costs and other, net	1.8%	1.4%
Loss on debt extinguishment	0.0%	—%
Income (loss) before provision for income taxes	5.0%	6.4%
Provision for (benefit from) income taxes	1.3%	1.6%
Net income (loss)	3.7%	4.8%

Net Sales
Net sales increased 7.1% to $9.76 billion in 2024, up from $9.12 billion in 2023. The following table summarizes net sales by line of business for the periods presented (in millions):

	Year Ended December 31,				Change
	2024		2023
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$4,833.5	49.5%	$4,652.0	51.0%	$181.5	3.9%
Non-residential roofing products	2,674.1	27.4%	2,395.7	26.3%	278.4	11.6%
Complementary building products	2,255.6	23.1%	2,072.1	22.7%	183.5	8.9%
Total net sales	$9,763.2	100.0%	$9,119.8	100.0%	$643.4	7.1%
The following table summarizes net sales by branch classification for the periods presented (in millions):

	Year Ended December 31,		Change
	2024	2023	$	%
Organic net sales
Existing	$9,167.7	$9,119.8	$47.9	0.5%
Greenfields	180.9	—	180.9	n/m
Total organic net sales	9,348.6	9,119.8	228.8	2.5%
Acquired	414.6	—	414.6	n/m
Total net sales	$9,763.2	$9,119.8	$643.4	7.1%
The increase in organic net sales was primarily driven by an increase in weighted-average selling price of approximately 1-2% coupled with an increase in estimated organic volume of approximately 1-2%. Total net sales continued to benefit from greenfields and acquired branches.
We estimate the impact of inflation or deflation on our sales and gross profit by looking at changes in our average selling prices and gross margins (discussed below). To calculate approximate weighted-average selling price and product cost changes, we review organic U.S. warehouse sales of the same items sold regionally period over period and normalize the data for non-representative outliers. To determine estimated volumes, we subtract the change in weighted-average selling price, calculated as described above, from the total changes in net sales, excluding acquisitions and dispositions. As a result, and especially in high inflationary periods, the weighted-average selling price and estimated volume changes may not be directly comparable to changes reported in prior periods.
Gross Profit
The following table summarizes gross profit and gross margin by branch classification for the periods presented (in millions):

	Year Ended December 31,		Change[1]
	2024	2023	$	%
Organic gross profit
Existing	$2,359.6	$2,342.7	$16.9	0.7%
Greenfields	43.8	—	43.8	n/m
Total organic gross profit	2,403.4	2,342.7	60.7	2.6%
Acquired	101.4	—	101.4	n/m
Total gross profit	$2,504.8	$2,342.7	$162.1	6.9%
Gross margin	25.7%	25.7%	N/A	—%

1.Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for percentages represent the net period-to-period change in basis points.

Gross margin was 25.7% in both 2024 and 2023. Gross margin remained unchanged from the prior year as the increase in weighted-average selling price of approximately 1-2% was offset by an increase in weighted-average product cost of approximately 0-1% and a modestly higher non-residential product mix.
Selling, General, and Administrative (“SG&A”) Expense
The following table summarizes SG&A expense by branch classification for the periods presented (in millions):

	Year Ended December 31,		Change
	2024	2023	$	%
Organic SG&A
Existing[1]	$1,526.4	$1,452.9	$73.5	5.1%
Greenfields[2]	35.4	1.4	34.0	n/m
Total organic SG&A	1,561.8	1,454.3	107.5	7.4%
Acquired	75.8	—	75.8	n/m
Total SG&A	$1,637.6	$1,454.3	$183.3	12.6%
Total SG&A as % of net sales	16.8%	15.9%

1.Existing SG&A expense includes all direct and incremental costs incurred in connection with our acquisition activity (“acquisition costs”) regardless of whether the acquired branch was classified as Existing or Acquired as of December 31, 2024 as well as all restructuring costs. Acquisition costs and restructuring costs included in Existing SG&A expense were $26.6 million and $7.4 million for 2024 and 2023, respectively. Excluding the impact of the acquisition costs and restructuring costs, Existing SG&A expense increased 3.8%, or $54.3 million from 2023 to 2024.
2.Greenfield branches incur limited operating costs prior to their open date for things such as lease costs and other costs incurred in getting the branch ready to open. Amounts reported for 2023 represent operating costs incurred in 2023 for greenfields opened in 2024.
SG&A expense increased 12.6%, or $183.3 million, to $1.64 billion in 2024, up from $1.45 billion in 2023. The increase in SG&A expense was primarily driven by acquisitions, greenfields, as well as an increase in one-time acquisition integration costs and restructuring costs.
The increase in organic SG&A expense was mainly influenced by the following factors:
•a $61.1 million increase in payroll and employee benefit costs, primarily due to inflationary wage increases and higher average headcount in 2024 largely driven by greenfields, which contributed $16.5 million to the increase. To a lesser extent, the increase in payroll and employee benefit costs was due to one-time severance and employee benefit costs for employees impacted by our operating cost reduction initiative. At the end of the third quarter of 2024, in response to market conditions, we reduced headcount. These actions are expected to yield annualized cost savings of $45 million, approximately $30 million of which will be realized in 2025;
•a $25.3 million increase in warehouse operating costs, primarily due to higher rent expense across our existing locations coupled with greenfields opened during the year, which contributed $10.2 million to the increase; and
•a $10.3 million increase in general and administrative expenses, primarily due to an increase in acquisition-related costs of $5.1 million, costs attributable to greenfields of $2.7 million, and higher professional fees.
Total SG&A expense as a percent of net sales was higher in 2024 when compared to 2023 primarily as a result of the above factors. The impact of recent greenfields that have not yet fully matured and acquired branches that are not yet fully synergized also negatively affected our operating leverage.
Depreciation Expense
Depreciation expense was $109.9 million in 2024, compared to $91.2 million in 2023. The comparative increase was primarily due to an increase in property and equipment as a result of new and acquired branches in 2024.

Amortization Expense
Amortization expense was $91.9 million in 2024, compared to $85.0 million in 2023. The comparative increase was primarily due to amortization expense associated with new intangible assets as a result of recent acquisitions.
Interest Expense, Financing Costs and Other
Interest expense, financing costs and other expense was $177.3 million in 2024, compared to $126.1 million in 2023. The comparative increase was primarily due to higher average debt balances in 2024 as a result of the 2030 Senior Notes issued in July 2023, the refinancing of our 2028 Term Loan in March 2024, and an increase in our 2026 U.S. Revolver to build inventory, support our acquisition activity during 2024, and repurchase stock through our May 2024 ASR Agreement (as defined and detailed further below).
Loss on Debt Extinguishment
Loss on debt extinguishment was $2.4 million in 2024 due to the refinancing of our 2028 Term Loan and includes the write-off of previously capitalized debt issuance costs as well as certain third-party professional fees.
Income Taxes
Income tax provision (benefit) was $124.0 million in 2024, compared to $151.1 million in 2023. The comparative decrease in income tax provision was primarily due to lower pre-tax income. The effective tax rate was 25.5% in 2024, compared to 25.8% in 2023. The decrease in our effective tax rate was primarily a result of comparable year-over-year excess tax benefits from stock-based compensation relative to a lower 2024 pre-tax income base. The Company also experienced a decrease in non-deductible compensation under Section 162(m) of the Internal Revenue Code, which further contributed to the decrease in our effective tax rate.
Net Income (Loss)/Net Income (Loss) Per Common Share
We calculate basic net income (loss) per common share by dividing net income (loss), less dividends on Preferred Stock and adjustments for participating securities for periods in which they are outstanding and Repurchase Premium in the period in which such Preferred Stock was redeemed, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated based upon the weighted-average common shares plus the effect of all potentially dilutive common share equivalents, except when the effect would be anti-dilutive. For periods in which Preferred Stock is outstanding, diluted net income (loss) per common share is calculated by utilizing the most dilutive result after applying and comparing the two-class method and if-converted method.
The following table presents all the components utilized to calculate basic and diluted net income (loss) per common share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Year Ended December 31,
	2024	2023
Numerator:
Net income (loss)	$361.7	$435.0
Dividends on Preferred Stock	—	(13.9)
Undistributed income allocated to participating securities	—	(34.1)
Repurchase Premium	—	(414.6)
Net income (loss) attributable to common stockholders – Basic and Diluted	$361.7	$(27.6)

Denominator:
Weighted-average common shares outstanding – Basic	62.5	63.7
Effect of common share equivalents	1.2	—
Weighted-average common shares outstanding – Diluted	63.7	63.7

Net income (loss) per common share:
Basic	$5.78	$(0.43)
Diluted	$5.68	$(0.43)

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
•Restructuring costs. Represent costs stemming from headcount rationalization efforts and certain rebranding costs; impact of divestitures; costs related to changing our fiscal year end; amortization of debt issuance costs; debt refinancing and extinguishment costs; abandoned lease costs; and costs associated with responding to unsolicited acquisition proposals and attempts to acquire control of the Company. We exclude restructuring costs from our non-GAAP financial measures, as such items vary significantly based on the magnitude of the restructuring activity and also do not reflect expected future operating expenses. Additionally, these costs do not necessarily provide meaningful insight into the current or past core operations of our business.

The following table presents the pre-tax impact of the adjusting items on our consolidated statements of operations for each of the periods indicated (in millions):

	Operating Expense		Non-Operating Expense
	SG&A	Amortization	Interest Expense	Other (Income) Expense	Total
Year Ended December 31, 2024
Acquisition costs	$12.0	$91.9	$3.9	$—	$107.8
Restructuring costs	14.6	—	2.2	2.4	19.2
Total adjusting items	$26.6	$91.9	$6.1	$2.4	$127.0
Year Ended December 31, 2023
Acquisition costs	$6.9	$85.0	$4.1	$—	$96.0
Restructuring costs	0.5	—	1.5	—	2.0
Total adjusting items	$7.4	$85.0	$5.6	$—	$98.0
Refer to Adjusted Net Income (Loss) below for the tax impact of adjusting items.
Adjusted Operating Expense
The following table presents a reconciliation of operating expense, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Operating Expense for each of the periods indicated (in millions):

	Year Ended December 31,
	2024	2023
Operating expense	$1,839.4	$1,630.5
Acquisition costs	(103.9)	(91.9)
Restructuring costs	(14.6)	(0.5)
Adjusted Operating Expense	$1,720.9	$1,538.1

Net sales	$9,763.2	$9,119.8
Operating expense as % of net sales	18.9%	17.9%
Adjusted Operating Expense as % of net sales	17.6%	16.9%

Adjusted Net Income (Loss)
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss) for each of the periods indicated (in millions):

	Year Ended December 31,
	2024	2023
Net income (loss)	$361.7	$435.0
Adjusting items:
Acquisition costs	107.8	96.0
Restructuring costs	19.2	2.0
Total adjusting items	127.0	98.0
Less: tax impact of adjusting items[1]	(32.6)	(25.1)
Total adjustments, net of tax	94.4	72.9
Adjusted Net Income (Loss)	$456.1	$507.9

Net sales	$9,763.2	$9,119.8
Net income (loss) as % of net sales	3.7%	4.8%
Adjusted Net Income (Loss) as % of net sales	4.7%	5.6%

1.Amounts represent tax impact on adjustments that are not included in our income tax provision (benefit) for the periods presented. The tax impact of adjustments for the years ended December 31, 2024 and 2023 were calculated using a blended effective tax rate of 25.7% and 25.6%, respectively.
Adjusted EBITDA
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in millions):

	Year Ended December 31,
	2024	2023
Net income (loss)	$361.7	$435.0
Interest expense, net	182.7	131.9
Income taxes	124.0	151.1
Depreciation and amortization	201.8	176.2
Stock-based compensation	31.0	28.0
Acquisition costs[1]	12.0	6.9
Restructuring costs[1]	17.0	0.5
Adjusted EBITDA	$930.2	$929.6

Net sales	$9,763.2	$9,119.8
Net income (loss) as % of net sales	3.7%	4.8%
Adjusted EBITDA as % of net sales	9.5%	10.2%

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
Our principal sources of liquidity as of December 31, 2024 were our cash and cash equivalents of $74.3 million and our available borrowings of approximately $1.13 billion under our asset-based revolving lines of credit.
Significant factors which could affect future liquidity include the following:
•the adequacy of available bank lines of credit;
•the ability to attract long-term capital with satisfactory terms;
•cash flows generated from operating activities;
•working capital management;
•acquisitions;
•share repurchases; and
•capital expenditures.
Our primary capital needs are for working capital obligations and other general corporate purposes, including acquisitions, capital expenditures, and share repurchases. Our primary sources of working capital are cash from operations and bank borrowings. We have financed larger acquisitions through increased bank borrowings and the issuance of long-term debt and common or preferred stock. We then repay any such borrowings with cash flows from operations or subsequent financings. We have funded most of our capital expenditures with cash on hand, increased bank borrowings, or equipment financing, and then reduced those obligations with cash flows from operations. We may explore additional or replacement financing sources in order to bolster liquidity and strengthen our capital structure. For a schedule of lease payments over the next five years and thereafter, see Note 13 in the Notes to the Consolidated Financial Statements. For a schedule of principal payments for all outstanding financing arrangements over the next five years and thereafter, see Note 12 in the Notes to the Consolidated Financial Statements.
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

The following table summarizes our cash flows for the periods indicated (in millions):

	Year Ended December 31,
	2024	2023
Net cash provided by (used in) operating activities	$419.4	$787.8
Net cash provided by (used in) investing activities	(540.5)	(225.6)
Net cash provided by (used in) financing activities	112.8	(546.4)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	0.5
Net increase (decrease) in cash and cash equivalents	$(9.7)	$16.3
Operating Activities
Net cash provided by operating activities was $419.4 million in 2024, compared to $787.8 million in 2023. Cash from operations decreased $368.4 million primarily due to a decrease in net income coupled with an incremental cash outflow of $325.8 million stemming from changes to our net working capital, mainly driven by an unfavorable change in cash related to inventories and accounts payable and accrued expenses partially offset by adjustments for non-cash items of $30.7 million.
Investing Activities
Net cash used in investing activities was $540.5 million in 2024, compared to $225.6 million in 2023. Cash used in investing activities increased $314.9 million primarily due to an increase in acquisitions during the period. See Note 3 in the Notes to the Consolidated Financial Statements for more information.
Financing Activities
Net cash provided by financing activities was $112.8 million in 2024, compared to net cash used in financing activities of $546.4 million in 2023. Cash provided by financing activities increased $659.2 million primarily due to the one-time repurchase of convertible preferred stock in 2023, partially offset by an increase in common stock repurchases compared to the prior year.
Financing Arrangements
As of December 31, 2024, we had access to the following financing arrangements:
•the 2026 U.S. Revolver, an asset-based revolving line of credit in the U.S., in an amount up to $1.25 billion and with an outstanding balance (net of unamortized debt issuance costs) of $146.0 million;
•the 2026 Canada Revolver, an asset-based revolving line of credit in Canada, in an amount up to $50.0 million and an outstanding balance of $2.1 million;
•the 2028 Term Loan with an outstanding balance (net of unamortized debt issuance costs) of $1.25 billion; and
•three separate senior notes instruments, the 2030 Senior Notes, 2029 Senior Notes, and 2026 Senior Notes, with outstanding balances (net of unamortized debt issuance costs) of $593.3 million, $347.8 million, and $298.8 million, respectively.
See Note 12 in the Notes to the Consolidated Financial Statements for additional information on our current financing arrangements.
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
Our divisional credit teams are staffed to manage and monitor our receivable aging balances and are led by a Chief Credit Officer, a seasoned executive with expertise in underwriting, loss mitigation, and collections. Our systems allow us to enforce predetermined credit approval levels and properly leverage new business. Specifically, the credit preapproval process denotes the maximum credit that each level of management can approve, with the highest credit amount requiring approval by our Chief Executive Officer and Chief Financial Officer. There are daily communications with branch and field staff and our divisional credit teams conduct periodic reviews with their branch managers, various regional management staff, and the Chief Credit Officer. Depending on the state of the respective division’s receivables, these reviews can be weekly, biweekly, or monthly. Additionally, the divisional credit teams are required to submit a monthly receivable forecast to the Chief Credit Officer. On a monthly basis, the Chief Credit Officer reviews and discusses these forecasts, as well as a prior month recap, with members of our executive management team.
Periodically, we perform a specific analysis of all accounts past due and write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote based upon the following factors:
•aging statistics and trends;
•customer payment history;
•review of the customer’s financial statements when available;
•independent credit reports; and
•discussions with customers.
We still pursue collection of amounts written off in certain circumstances and credit the allowance for any subsequent recoveries. Over the past three fiscal years, bad debt expense has been, on average, 0.12% of net sales. The continued limitation of bad debt expense is primarily attributable to the strengthening of our collections process and the overall credit environment.
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
On May 9, 2024, pursuant to the Repurchase Program, we entered into a Supplemental Confirmation (together with our March 22, 2022 Variable Tenor ASR Master Agreement, the “May 2024 ASR Agreement”) with Citibank, N.A. (“Citi”) to repurchase $225.0 million (the “ASR Repurchase Price”) of our common stock. Under the terms of the May 2024 ASR Agreement, we paid the ASR Repurchase Price to Citi and received an initial share delivery of 1,927,608 shares of our common stock from Citi, representing 80% of the total expected share repurchases under the May 2024 ASR Agreement, based on the closing price of our common stock of $93.38 on May 9, 2024. On December 27, 2024, the Company completed the May 2024 ASR Agreement and received an additional 497,654 shares of its common stock. In total, 2,425,262 shares of the Company’s common stock were delivered under the May 2024 ASR Agreement at an average price of $92.77 per share, which represents the daily volume-weighted average price of the Company’s common stock during the term of the May 2024 ASR Agreement, less a discount and adjustments pursuant to the terms of the May 2024 ASR Agreement.

The following table sets forth our share repurchases (in millions, except per share data):

	Year Ended December 31,
	2024	2023
Total number of shares repurchased	2.4	1.6
Amount repurchased	$225.0	$110.9
Average price per share	$92.77	$68.82
Share repurchases for the year ended December 31, 2024 were made pursuant to the May 2024 ASR. During the year ended December 31, 2024, we incurred costs directly attributable to the Repurchase Program of $1.8 million.
Share repurchases for the year ended December 31, 2023 were made through a combination of a Rule 10b5-1 repurchase plan and open market transactions. During the year ended December 31, 2023, we incurred costs directly attributable to the Repurchase Program of approximately $0.6 million.
As of December 31, 2024, we had approximately $164.1 million available for repurchases remaining under the Repurchase Program. See Note 7 in the Notes to the Consolidated Financial Statements for additional information.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP. Accounting policies, methods, and estimates are an integral part of the preparation of consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods, and estimates affecting our consolidated financial statements, areas that are particularly significant include:
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
Business Combinations
We record acquisitions resulting in the consolidation of a business using the acquisition method of accounting. Under this method, we record the assets acquired, including intangible assets that can be identified, and liabilities assumed based on their estimated fair values at the date of acquisition. We use an income approach to determine the fair value of acquired intangible assets, specifically the multi-period excess earnings method for customer relationships and the relief from royalty method for trade names. Various Level 3 fair value assumptions are used in the determination of these estimated fair values, including items such as sales growth rates, cost synergies, customer attrition rates, discount rates, and other prospective financial information. The purchase price in excess of the fair value of the assets acquired and liabilities assumed is recorded as goodwill. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. We believe these estimates are based on reasonable assumptions, however they are inherently uncertain and unpredictable, therefore actual results may differ. Transaction costs associated with acquisitions are expensed as incurred and are included as a component of SG&A expense within the consolidated statements of operations.

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
We use an interest rate swap derivative to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of our variable-rate borrowings into fixed-rate borrowings. Use of derivatives in hedging programs subjects us to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative instrument will change. In a hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivatives represents the possibility that the counterparty will not fulfill the terms of the contract. The notional, or contractual, amount of our derivative financial instruments is used to measure interest to be paid or received and does not represent our exposure due to credit risk. Our current interest rate swap is with a large financial counterparty that is rated highly by nationally recognized credit rating agencies. See Note 21 in the Notes to the Consolidated Financial Statements for more information on our interest rate swap.
As of December 31, 2024, we had outstanding borrowings net of unamortized debt issuance costs of $1.25 billion under our term loan, $1.24 billion under our senior notes, and $148.1 million under our asset-based revolving lines of credit. Borrowings under our asset-based revolving lines of credit and term loan incur interest on a floating rate basis while borrowings under our senior notes incur interest on a fixed rate basis. As of December 31, 2024, our weighted-average effective interest rate on debt instruments with variable rates was 6.34%. Based on our analysis, the financial impact of a hypothetical 10% interest rate fluctuation in effect as of December 31, 2024 would be immaterial.
Foreign Currency Exchange Rate Risk
We have exposure to foreign currency exchange rate fluctuations for net sales generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. Approximately 3.0% of our net sales in 2024 were derived from sales to customers in Canada. This business is primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect net sales, net income, and cash flows. A 10% fluctuation of foreign currency exchange rates would not have a material impact on our results of operations or cash flows; therefore, we currently do not enter into financial instruments to manage this minimal foreign currency exchange risk.
Commodity Price Risk
We are exposed to changes in prices of commodities used in our operations, primarily associated with energy, such as crude oil, and raw materials, such as asphalt and lumber. We generally manage the risk of changes in commodity prices that impact our costs by seeking to pass commodity-related inflation on to our customers. We may enter into derivative financial instruments to mitigate the potential impact of commodity price fluctuations on our results of operations or cash flows. As of December 31, 2024 we had no such derivative financial instruments in place.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEACON ROOFING SUPPLY, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Beacon Roofing Supply, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Beacon Roofing Supply, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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

Existence of Inventory
Description of the Matter
At December 31, 2024, the Company held $1,407.7 million of inventory across its 586 branch locations throughout the United States and Canada. As disclosed in Note 2 to the financial statements, inventories consist substantially of finished goods, with inventory cost determined utilizing the weighted-average cost method.
Auditing the existence of inventory is complex and requires significant effort in testing due to the disaggregation of inventory across 586 branch locations. This results in both: (1) a high degree of auditor judgment in determining the extent of procedures to be performed and (2) a high degree of effort to perform procedures in order to validate the existence of inventory. For example, there is judgment required in determining the number of branch locations at which to perform testing procedures.

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
Tysons, Virginia
February 27, 2025

BEACON ROOFING SUPPLY, INC.
Consolidated Balance Sheets
(In millions, except per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$74.3	$84.0
Accounts receivable, less allowance of $17.6 and $15.0 as of December 31, 2024 and 2023, respectively	1,196.1	1,140.2
Inventories, net	1,407.7	1,227.9
Prepaid expenses and other current assets	501.7	444.6
Total current assets	3,179.8	2,896.7
Property and equipment, net	545.7	436.4
Goodwill	2,094.7	1,952.6
Intangibles, net	489.1	403.5
Operating lease right-of-use assets, net	626.8	503.6
Deferred income taxes, net	—	2.1
Other assets, net	17.5	12.8
Total assets	$6,953.6	$6,207.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$938.0	$942.8
Accrued expenses	522.4	498.6
Current portion of operating lease liabilities	101.2	89.7
Current portion of finance lease liabilities	38.9	26.2
Current portion of long-term debt	12.8	10.0
Total current liabilities	1,613.3	1,567.3
Borrowings under revolving lines of credit, net	148.1	80.0
Long-term debt, net	2,481.2	2,192.3
Deferred income taxes, net	37.0	20.1
Other long-term liabilities	1.9	0.5
Operating lease liabilities	544.7	423.7
Finance lease liabilities	134.9	100.3
Total liabilities	4,961.1	4,384.2
Commitments and contingencies (Note 14)
Convertible Preferred Stock (voting); $0.01 par value; aggregate liquidation preference $400.0; 0.0 and 0.0 shares authorized, issued and outstanding as of December 31, 2024 and 2023, respectively (Note 5)	—	—
Stockholders’ equity:
Common stock (voting); $0.01 par value; 100.0 shares authorized; 61.5 and 63.3 shares issued and outstanding as of December 31, 2024 and 2023, respectively	0.6	0.6
Undesignated preferred stock; 5.0 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	1,264.4	1,218.4
Retained earnings	753.7	618.8
Accumulated other comprehensive income (loss)	(26.2)	(14.3)
Total stockholders' equity	1,992.5	1,823.5
Total liabilities and stockholders' equity	$6,953.6	$6,207.7

See accompanying Notes to the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net sales	$9,763.2	$9,119.8	$8,429.7
Cost of products sold	7,258.4	6,777.1	6,194.2
Gross profit	2,504.8	2,342.7	2,235.5
Operating expense:
Selling, general and administrative	1,637.6	1,454.3	1,372.9
Depreciation	109.9	91.2	75.1
Amortization	91.9	85.0	84.1
Total operating expense	1,839.4	1,630.5	1,532.1
Income (loss) from operations	665.4	712.2	703.4
Interest expense, financing costs and other, net	177.3	126.1	83.7
Loss on debt extinguishment	2.4	—	—
Income (loss) before provision for income taxes	485.7	586.1	619.7
Provision for (benefit from) income taxes	124.0	151.1	161.3
Net income (loss)	$361.7	$435.0	$458.4

Reconciliation of net income (loss) to net income (loss) attributable to common stockholders:
Net income (loss)	$361.7	$435.0	$458.4
Dividends on Preferred Stock	—	(13.9)	(24.0)
Undistributed income allocated to participating securities	—	(34.1)	(54.8)
Repurchase Premium	—	(414.6)	—
Net income (loss) attributable to common stockholders	$361.7	$(27.6)	$379.6

Weighted-average common shares outstanding:
Basic	62.5	63.7	67.1
Diluted	63.7	63.7	68.4

Net income (loss) per common share:
Basic	$5.78	$(0.43)	$5.66
Diluted	$5.68	$(0.43)	$5.55
See accompanying Notes to the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$361.7	$435.0	$458.4
Other comprehensive income (loss):
Foreign currency translation adjustment	(11.0)	2.7	(6.9)
Unrealized gain (loss) due to change in fair value of derivative financial instruments, net of tax	0.7	(1.9)	13.8
Derivative financial instruments reclassified to earnings, net of tax	(1.6)	(2.6)	—
Total other comprehensive income (loss)	(11.9)	(1.8)	6.9
Comprehensive income (loss)	$349.8	$433.2	$465.3
See accompanying Notes to the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Stockholders’ Equity
(In millions)

	Common Stock		APIC[1]	Retained Earnings	AOCI[2]	Total
	Shares	Amount
Balance as of December 31, 2021	70.4	$0.7	$1,148.6	$682.5	$(19.4)	$1,812.4
Repurchase and retirement of common stock, net[3]	(6.9)	(0.1)	—	(388.1)	—	(388.2)
Issuance of common stock, net of shares withheld for taxes	0.7	0.0	11.0	—	—	11.0
Stock-based compensation	—	—	27.6	—	—	27.6
Other comprehensive income (loss)	—	—	—	—	6.9	6.9
Net income (loss)	—	—	—	458.4	—	458.4
Dividends on Preferred Stock	—	—	—	(24.0)	—	(24.0)
Balance as of December 31, 2022	64.2	$0.6	$1,187.2	$728.8	$(12.5)	$1,904.1
Repurchase and retirement of common stock, net[3]	(1.6)	0.0	—	(111.5)	—	(111.5)
Repurchase of Preferred Stock, net	—	—	—	(414.6)	—	(414.6)
Issuance of common stock, net of shares withheld for taxes	0.7	0.0	(1.1)	—	—	(1.1)
Stock-based compensation	—	—	28.0	—	—	28.0
Other comprehensive income (loss)	—	—	—	—	(1.8)	(1.8)
Proceeds from disgorgement of short-swing profits, net of tax	—	—	4.3	—	—	4.3
Net income (loss)	—	—	—	435.0	—	435.0
Dividends on Preferred Stock	—	—	—	(18.9)	—	(18.9)
Balance as of December 31, 2023	63.3	$0.6	$1,218.4	$618.8	$(14.3)	$1,823.5
Repurchase and retirement of common stock, net[3]	(2.4)	0.0	—	(226.8)	—	(226.8)
Issuance of common stock, net of shares withheld for taxes	0.6	0.0	15.0	—	—	15.0
Stock-based compensation	—	—	31.0	—	—	31.0
Other comprehensive income (loss)	—	—	—	—	(11.9)	(11.9)
Net income (loss)	—	—	—	361.7	—	361.7
Balance as of December 31, 2024	61.5	$0.6	$1,264.4	$753.7	$(26.2)	$1,992.5

1.Additional Paid-in Capital (“APIC”).
2.Accumulated Other Comprehensive Income (Loss) (“AOCI”).
3.See Note 7 for additional information.
See accompanying Notes to the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net income (loss)	$361.7	$435.0	$458.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	201.8	176.2	159.2
Stock-based compensation	31.0	28.0	27.6
Certain interest expense and other financing costs	3.9	2.2	5.2
Loss on debt extinguishment	2.4	—	—
Gain on sale of fixed assets and other	(7.5)	(15.6)	(4.1)
Deferred income taxes	17.2	27.3	30.1
Changes in operating assets and liabilities:
Accounts receivable	15.4	(104.7)	(111.4)
Inventories	(114.5)	129.1	(117.7)
Prepaid expenses and other current assets	(56.0)	(27.5)	(36.3)
Accounts payable and accrued expenses	(43.2)	141.6	(15.2)
Other assets and liabilities	7.2	(3.8)	5.3
Net cash provided by (used in) operating activities	419.4	787.8	401.1
Investing Activities
Capital expenditures	(126.6)	(122.9)	(90.1)
Acquisition of business, net	(420.5)	(119.0)	(309.2)
Proceeds from sale of assets	7.9	17.5	5.2
Purchases of investments	(1.3)	(1.2)	(1.5)
Net cash provided by (used in) investing activities	(540.5)	(225.6)	(395.6)
Financing Activities
Borrowings under revolving lines of credit	2,881.7	2,374.2	2,781.3
Payments under revolving lines of credit	(2,815.1)	(2,550.7)	(2,520.6)
Borrowings under term loan	300.0	—	—
Payments under term loan	(12.8)	(10.0)	(10.0)
Borrowings under senior notes	—	600.0	—
Payment of debt issuance costs	(0.2)	(8.0)	—
Payments under equipment financing facilities and finance leases	(30.7)	(21.2)	(12.1)
Repurchase of convertible Preferred Stock	—	(805.7)	—
Payment of fees for the repurchase of convertible Preferred Stock	(0.1)	—	—
Repurchase and retirement of common stock, net	(225.0)	(110.9)	(388.1)
Payment of dividends on Preferred Stock	—	(18.9)	(24.0)
Proceeds from disgorgement of short-swing profits	—	5.9	—
Proceeds from employee stock purchase plan	13.2	—	—
Proceeds from issuance of common stock related to equity awards	9.4	12.7	16.7
Payment of taxes related to net share settlement of equity awards	(7.6)	(13.8)	(5.7)
Net cash provided by (used in) financing activities	112.8	(546.4)	(162.5)

Effect of exchange rate changes on cash and cash equivalents	(1.4)	0.5	(1.1)

Net increase (decrease) in cash and cash equivalents	(9.7)	16.3	(158.1)
Cash and cash equivalents, beginning of period	84.0	67.7	225.8
Cash and cash equivalents, end of period	$74.3	$84.0	$67.7

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$177.8	$111.3	$83.4
Income taxes, net of refunds[1]	$110.6	$120.6	$157.1

1.Taxes paid in the year ended December 31, 2022 includes $18.6 million related to the transition period from October 1, 2021 to December 31, 2021.

See accompanying Notes to the Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Notes to the Consolidated Financial Statements
1. Company Overview
Beacon Roofing Supply, Inc. (“Beacon” or the “Company”) was incorporated in the state of Delaware on July 16, 1997 and is the leading publicly-traded specialty wholesale distributor of roofing and complementary building products, including waterproofing products, in North America.
The Company operates its business primarily under the trade name “Beacon Building Products” and services customers in all 50 states throughout the U.S. and seven provinces in Canada. The Company’s material subsidiaries are Beacon Sales Acquisition, Inc. and Beacon Roofing Supply Canada Company (“BRSCC”).
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Significant items subject to such estimates include inventories, purchase price allocations, recoverability of goodwill and intangibles, and income taxes. Accordingly, actual amounts could differ materially from these estimates.
Segment Information
Operating segments are defined as components of a business that can earn revenue and incur expenses for which discrete financial information is evaluated on a regular basis by the chief operating decision maker (“CODM”) in order to decide how to allocate resources and assess performance. The Company’s CODM, the Chief Executive Officer, reviews consolidated results of operations to make decisions, therefore the Company views its operations and manages its business as a single operating segment.
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
Accounts Receivable
Accounts receivable are derived from unpaid invoiced amounts and are recorded at their net realizable value. The allowance for doubtful accounts is calculated based on actual historical write-offs and current economic factors and represents the Company’s best estimate of its credit exposure. Each month the Company reviews its receivables on a customer-by-customer basis and any balances that are deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s accounts receivable are primarily from customers in the building industry located in the U.S. and Canada, and no single customer represented at least 10% of the Company’s revenue during the year ended December 31, 2024 or accounts receivable as of December 31, 2024.
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
Inventories including Vendor Rebates and Reserve for Inventory Obsolescence
Inventories, consisting substantially of finished goods, are valued at the lower of cost or market (net realizable value). Inventory costs are determined using the moving weighted-average cost method and primarily consist of product cost from our suppliers, as well as freight and other handling fees. The Company establishes a reserve for inventory obsolescence, which is intended to reflect the net realizable value of inventory.
The following table summarizes the changes in the Company’s reserve for inventory obsolescence for the periods presented (in millions):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$20.2	$24.4	$20.4
Provision (benefit) for inventory write-downs	0.9	(3.4)	7.0
Deduction for inventory write-offs	(0.6)	(0.8)	(3.0)
Ending balance	$20.5	$20.2	$24.4
The Company’s arrangements with vendors typically provide for rebates after it makes a special purchase and/or monthly, quarterly, and/or annual rebates of a specified amount of consideration payable when a number of measures have been achieved. Annual rebates are generally related to a specified cumulative level of purchases on a calendar-year basis. The Company accounts for such rebates as a reduction of the inventory value until the product is sold, at which time such rebates reduce cost of products sold in the consolidated statements of operations. Throughout the year, the Company estimates the amount of the periodic rebates based upon the expected level of purchases. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels. Amounts due from vendors under these arrangements are included in prepaid expenses and other current assets in the consolidated balance sheets.
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

The Company performs impairment assessments at the reporting unit level, which is defined as an operating segment or one level below an operating segment, also known as a component. The Company evaluates its components for aggregation by examining the distribution methods, sales mix, and operating results of each component to determine if these characteristics will be sustained over a long-term basis. For purposes of this evaluation, the Company expects its components to exhibit similar economic characteristics 3-5 years after events such as an acquisition within the Company’s core roofing business or management/business restructuring. Components that exhibit similar economic characteristics are subsequently aggregated into a single reporting unit. Based on the Company’s most recent impairment assessment performed as of August 31, 2024, it was determined that all of the Company’s components exhibited similar economic characteristics, and therefore should be aggregated into a single reporting unit (collectively, the “Reporting Unit”).
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
Based on the Company’s most recent impairment assessment performed as of August 31, 2024, the Company concluded that it was more likely than not that the fair value of the goodwill and indefinite-lived intangible assets exceeded their net carrying amount, therefore the quantitative two-step impairment test was not required. The Company’s total market capitalization exceeded carrying value by approximately 189% as of August 31, 2024. The Company did not identify any macroeconomic, industry conditions, or cost-related factors that would indicate it is more likely than not that the fair value of the reporting unit was less than its carrying value.
The Company amortizes certain identifiable intangible assets that have finite lives, currently consisting of customer relationships and trademarks. Customer relationship assets are amortized on an accelerated basis based on the expected cash flows generated by the existing customers; and trademarks are amortized on an accelerated basis over the term the Company expects to use the trademark. Amortizable intangible assets are tested for impairment, when deemed necessary, based on undiscounted cash flows and, if impaired, are written down to fair value based on either discounted cash flows or appraised values.
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
Financial Derivatives
The Company enters into interest rate swaps to minimize the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-rate and floating-rate debt. The interest rate swap agreements are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements. As of December 31, 2024, the Company has one interest rate swap designated as a cash flow hedge, for which the Company records changes in its fair value, net of tax, in other comprehensive income.
Net Sales
The Company records net sales when performance obligations with the customer are satisfied. A performance obligation is a promise to transfer a distinct good to the customer and is the unit of account. The transaction price is allocated to each distinct performance obligation and recognized as net sales when, or as, the performance obligation is satisfied. All contracts have a single performance obligation as the promise to transfer the individual good is not separately identifiable from other promises and is, therefore, not distinct. Performance obligations are satisfied at a point in time and net sales are recognized when the customer accepts the delivery of a product or takes possession of a product with rights and rewards of ownership. For goods shipped by third-party carriers, the Company recognizes revenue upon shipment since the terms are generally FOB shipping point at which time control passes to the customer. The Company also arranges for certain products to be shipped directly from the manufacturer to the customer. The Company recognizes the gross revenue for these sales upon shipment as the terms are FOB shipping point at which time control passes to the customer.
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
Leases
The Company mostly operates in leased facilities, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes and insurance. Certain of the leases provide for escalating rents over the lives of the leases, and rent expense is recognized over the terms of those leases on a straight-line basis. The real estate leases expire between 2025 and 2037.
In addition, the Company leases equipment such as trucks and forklifts. Equipment leases are accounted for as either operating or finance leases. The equipment leases expire between 2025 and 2032.
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
•Expected term: For employee stock option awards, the Company determines the weighted-average expected term equal to the weighted period between the vesting period and the contract life of all outstanding options.
•Dividend yield: The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero.
•Risk-free interest rate: The Company bases the risk-free interest rate on the implied yield available on a U.S. Treasury note with a term equal to the estimated expected term of the awards.
Foreign Currency Translation
The Company’s operations located outside of the U.S. where the local currency is the functional currency are translated into U.S. dollars using the current rate method. Results of operations are translated at the average rate of exchange for the period. Assets and liabilities are translated at the closing rates on the period end date. Gains and losses on translation of these accounts are accumulated and reported as a separate component of equity and other comprehensive income (loss). Gains and losses on foreign currency transactions are recognized in the consolidated statements of operations as a component of interest expense, financing costs and other.
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
Holders of Preferred Stock would have participated in dividends on an as-converted basis when declared on common shares. As a result, Preferred Stock was classified as a participating security and thereby required the allocation of income that would have otherwise been available to common stockholders when calculating net income (loss) per common share. The Company repurchased all outstanding Preferred Stock on July 31, 2023. Refer to Note 5 for more information.
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
Recent Accounting Pronouncements—Adopted
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting - Improving Reportable Segment Disclosures (Topic 280).” The standard is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The standard requires disclosures to include significant segment expenses that are regularly provided to the CODM, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The standard also requires all annual disclosures currently required by ASC Topic 280 to be included in interim periods. This standard should be applied retrospectively and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard on December 31, 2024 using the retrospective method of adoption, which did not have a material impact on our consolidated financial statements and related disclosures. See Note 22 for the relevant segment disclosures.
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
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a registrant's effective tax rate reconciliation as well as information on income taxes paid. This standard should be applied prospectively and is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires disclosure of disaggregated information about certain financial statement expense line items presented on the consolidated statements of operations in the notes to the financial statements on an interim and annual basis. The standard can be applied either prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

3. Acquisitions
The following table presents the Company’s acquisitions between January 1, 2023 and December 31, 2024. The Company acquired 100% of the equity or substantially all of the net assets in each case. The Company has not provided pro forma results of operations for any of the transactions below, as the transactions individually and in the aggregate for the respective year are not material to the Company. The results of operations for these transactions are included in the Company’s consolidated statements of operations from the date of the acquisition (dollars in millions):

Date Acquired	Company Name	U.S. State/Canadian Province	Branches	Goodwill Recognized[1]	Intangible Assets Acquired[1]
November 1, 2024	Fairway Wholesale Distribution, LLC	Massachusetts	1	$4.2	$5.0
October 1, 2024	Ryan Seamless Gutter Systems, Inc.	Massachusetts	1	$4.8	$4.7
September 10, 2024	Chicago Metal Supply & Fabrication, Inc.	Illinois	1	$5.0	$5.8
August 1, 2024	Passaic Metal and Building Supplies Co. and affiliates	New Jersey and New York	9	$44.5	$43.0
August 1, 2024	SSR Roof Supply Ltd.	British Columbia	2	$6.0	$10.6
July 10, 2024	Roofers Mart of Southern California, Inc.	California	1	$0.6	$1.1
July 1, 2024	Integrity Metals, LLC	Florida	2	$5.5	$6.0
July 1, 2024	Extreme Metal Fabricators, LLC	Florida	2	$9.7	$15.2
May 1, 2024	Smalley & Company	Colorado, Arizona, California, Nevada, New Mexico, and Utah	11	$0.3	$25.8
April 15, 2024	General Roofing & Siding Supply Co.	Nebraska, Iowa, and North Dakota	5	$3.7	$8.8
February 12, 2024	Metro Sealant & Waterproofing Supply, Inc.	Virginia and Maryland	4	$22.4	$25.2
February 1, 2024	Roofers Supply of Greenville	South Carolina and North Carolina	3	$35.1	$26.6
November 1, 2023	H&H Roofing Supply, LLC	California	1	$1.1	$1.0
October 2, 2023	Garvin Construction Products	Maryland, New York, Connecticut, New Jersey, and Massachusetts	5	$17.0	$10.1
September 5, 2023	S&H Building Material Corporation	New York	1	$5.3	$4.1
August 1, 2023	All American Vinyl Siding Supply, LLC	Mississippi	1	$0.7	$0.8
July 11, 2023	Crossroads Roofing Supply, Inc.	Oklahoma	5	$5.8	$11.1
June 12, 2023	Silver State Building Materials, Inc.	Nevada	1	$0.6	$0.9
March 31, 2023	Al's Roofing Supply, Inc.	California	4	$3.7	$7.1
March 31, 2023	Prince Building Systems, LLC	Wisconsin	1	$0.3	$2.0
January 4, 2023	First Coastal Exteriors, LLC	Alabama and Mississippi	2	$0.8	$1.9

1.For all acquisitions occurring in 2024, the measurement period is still open and amounts are based on provisional estimates of the fair value of assets acquired and liabilities assumed as of December 31, 2024.
In each company’s respective twelve months prior to being acquired by Beacon, the companies listed above produced aggregate annual sales of approximately $762.3 million (unaudited). The total transaction costs incurred by the Company for these acquisitions for the year ended December 31, 2024 were $9.9 million. Of the $177.1 million of goodwill recognized for these acquisitions, $132.5 million is deductible for tax purposes.

4. Net Sales
The following table presents the Company’s net sales by line of business and geography for each period presented (in millions):

	U.S.	Canada	Total
Year Ended December 31, 2024
Residential roofing products	$4,759.5	$74.0	$4,833.5
Non-residential roofing products	2,474.2	199.9	2,674.1
Complementary building products	2,232.8	22.8	2,255.6
Total net sales	$9,466.5	$296.7	$9,763.2

Year Ended December 31, 2023
Residential roofing products	$4,588.1	$63.9	$4,652.0
Non-residential roofing products	2,192.6	203.1	2,395.7
Complementary building products	2,062.2	9.9	2,072.1
Total net sales	$8,842.9	$276.9	$9,119.8

Year Ended December 31, 2022
Residential roofing products	$4,138.1	$79.8	$4,217.9
Non-residential roofing products	2,285.7	178.6	2,464.3
Complementary building products	1,736.6	10.9	1,747.5
Total net sales	$8,160.4	$269.3	$8,429.7
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
On July 31, 2023 (the “Repurchase Date”), the Company repurchased (the “Repurchase”) all 400,000 issued and outstanding shares of the Preferred Stock held by CD&R Holdings (the shares of Preferred Stock held by CD&R Holdings, the “Shares”) pursuant to a letter agreement dated July 6, 2023 in cash for $805.4 million, including $0.9 million of accrued but unpaid dividends as of such date (the “Repurchase Price”). In connection with the Repurchase, CD&R Holdings agreed that for as long as Philip Knisely or Nathan Sleeper remained a member of the Company’s Board of Directors (the “Board”) and for a period of six months thereafter, the customary voting, standstill, and transfer restrictions set forth in the original Investment Agreement with respect to the Preferred Stock will continue to apply to CD&R Holdings and its related fund in accordance with their terms. Following the closing of the Repurchase, Mr. Sleeper resigned from the Company’s Board and Mr. Knisely remained a member of the Company’s Board until his resignation on January 23, 2024.
The aggregate Repurchase Price and related transaction fees and expenses were financed by a combination of proceeds from the 2030 Senior Notes (as defined in Note 12), as well as the 2026 ABL (as defined in Note 12), and cash on hand.
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
Prior to the Repurchase, CD&R Holdings typically reinvested cash proceeds received from the quarterly Preferred Stock dividend payments to purchase shares of the Company’s common stock on the open market, the most recent of which occurred in April 2023. In connection with the Repurchase, CD&R Holdings triggered the short-swing profit rule pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and disgorged $4.7 million in short-swing trading profits to the Company immediately following the Repurchase. Subsequent to the Repurchase, CD&R Holdings disgorged an additional $1.2 million of short-swing trading profits triggered by CD&R Holdings’ public offering to sell 5.0 million shares of the Company’s common stock. The $5.9 million of short-swing trading profits disgorged by CD&R Holdings pursuant to Section 16(b) of the Exchange Act during the year ended December 31, 2023 were recorded to additional paid-in capital net of tax of $1.6 million on the consolidated balance sheets.
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
The following table presents the components and calculations of basic and diluted net income (loss) per common share (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$361.7	$435.0	$458.4
Dividends on Preferred Stock	—	(13.9)	(24.0)
Undistributed income allocated to participating securities	—	(34.1)	(54.8)
Repurchase Premium	—	(414.6)	—
Net income (loss) attributable to common stockholders – Basic and Diluted	$361.7	$(27.6)	$379.6

Denominator:
Weighted-average common shares outstanding – Basic	62.5	63.7	67.1
Effect of common share equivalents	1.2	—	1.3
Weighted-average common shares outstanding – Diluted	63.7	63.7	68.4

Net income (loss) per common share:
Basic	$5.78	$(0.43)	$5.66
Diluted	$5.68	$(0.43)	$5.55

The following table includes the number of shares that may be dilutive common shares in the future (except for the Preferred Stock, which was redeemed in July 2023 and therefore has no dilutive impact in the future at the time of their redemption). These shares were not included in the computation of diluted net income (loss) per common share because the effect was either anti-dilutive or the requisite performance conditions were not met (in millions):

	Year Ended December 31,
	2024	2023	2022
Stock options	0.1	0.7	0.2
Restricted stock units	0.0	1.0	0.0
Preferred Stock	—	5.6	9.7
Employee Stock Purchase Plan	0.0	0.0	—
6. Stock-based Compensation
On April 1, 2024, the Board approved the Beacon Roofing Supply, Inc., 2024 Stock Plan (the “2024 Plan”), subject to stockholder approval, which was subsequently obtained on May 15, 2024 in conjunction with the 2024 Annual Meeting of Stockholders. Upon approval, the 2024 Stock Plan succeeded the Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan (the “Prior Plan”) and is the only plan of the Company pursuant to which stock-based awards are currently granted. The 2024 Plan provides for discretionary grants of stock options, stock awards, stock unit awards, and stock appreciation rights (“SARs”) for up to 6,200,000 shares of common stock to key employees and non-employee directors. Stock options and SARs granted under the 2024 Plan, or granted under the Prior Plan after March 6, 2024, will reduce the number of available shares by one share for every share subject to the stock option or SAR, and stock awards and stock unit awards granted under the 2024 Plan, or granted under the Prior Plan after March 6, 2024, will reduce the number of available shares by 2.25 shares for every one share delivered. If (i) there is a lapse, forfeiture, expiration, termination, or cancellation of any award for any reason under the 2024 Plan, or under the Prior Plan after March 6, 2024, or (ii) shares subject to a stock award or a stock unit award under the 2024 Plan, or under the Prior Plan after March 6, 2024, are delivered or withheld as payment of any withholding taxes, then in each case such shares will again be available for issuance under the 2024 Plan, to be added back in the same multiple as described in the preceding sentence. Any shares delivered or withheld as payment for the exercise price of a stock option or of any withholding taxes with respect to such stock options or SARs will not be available for issuance pursuant to subsequent awards. As of December 31, 2024, there were 6,327,413 shares of common stock available for issuance pursuant to the 2024 Plan.
All unvested employee equity awards contain a “double trigger” change in control mechanism to the extent such employee equity award is continued or assumed after a change in control. If an award is not continued or assumed by a public company in an equitable manner, it shall become vested immediately prior to a change in control (at 100% payout with respect to a performance-based restricted stock unit award and at 100% of the award then earned but not vested with respect to a restricted stock unit award with market conditions). If an award is so continued or assumed, vesting will continue in accordance with the terms of the award (based on actual performance with respect to a performance-based restricted stock unit award subject to completed annual performance periods and at 100% payout for any in-progress annual performance periods) unless there is a qualifying termination (without cause or for good reason) within one-year following the change in control, in which event the award shall become vested immediately.
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
The fair values of the options granted for the periods presented were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.13%	4.26%	1.93%
Expected volatility	48.05%	49.92%	48.89%
Expected life (in years)	5.08	5.12	5.14
Dividend yield	—	—	—

The following table summarizes all stock option activity for the year ended December 31, 2024 (in millions, except per share amounts and time periods):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of December 31, 2023	1.1	$41.38	5.8	$51.3
Granted	0.1	$85.18
Exercised	(0.3)	$35.71
Canceled/Forfeited	(0.0)	$61.44
Expired	(0.0)	$28.64
Balance as of December 31, 2024	0.9	$47.54	5.6	$51.2
Vested and expected to vest after December 31, 2024	0.9	$47.22	5.6	$51.0
Exercisable as of December 31, 2024	0.7	$39.34	4.7	$44.5

1.Aggregate intrinsic value represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.
During the years ended December 31, 2024, 2023, and 2022, the Company recorded stock-based compensation expense related to stock options of $3.9 million, $3.8 million, and $3.9 million, respectively. During the years ended December 31, 2024, 2023, and 2022, the Company recognized a tax benefit related to stock-based compensation expense related to stock options of $2.9 million, $1.6 million, and $1.4 million, respectively.
As of December 31, 2024, there was $4.1 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.6 years.
The following table summarizes additional information on stock options for the periods presented (in millions, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Weighted-average fair value per share of stock options granted	$40.34	$31.86	$26.50
Total grant date fair value of stock options vested	$2.7	$3.2	$2.7
Total intrinsic value of stock options exercised	$15.2	$10.9	$11.5
Restricted Stock Units
Time-based RSU awards granted to employees are subject to continued employment and generally vest on the third anniversary of the grant date. The Company also grants certain RSU awards to management that additionally may contain market or performance conditions. Market conditions, which are based on stock price, are incorporated into the grant date fair value of the management awards with market conditions using a Monte Carlo valuation model. Compensation expense for management awards with market conditions is recognized over the service period and is not reversed if the market condition is not met. For awards with performance conditions, the actual number of awards that will vest can range from 0% to 200% of the original grant amount, depending upon actual Company performance below or above the established performance metric targets. At each reporting date, the Company estimates performance in relation to the defined targets when determining the projected number of management awards with performance conditions that are expected to vest and calculating the related stock-based compensation expense. Management awards with performance conditions are amortized over the service period if, and to the extent that, it is determined that achievement of the performance condition is probable. If awards with market, performance and/or service conditions are forfeited due to failure to achieve performance conditions or failure to satisfy service conditions, any previously recognized expense for such awards is reversed.
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
The following table summarizes all RSU activity for the year ended December 31, 2024 (in millions, except grant date fair value amounts):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2023	1.2	$53.14
Granted	0.4	$85.71
Released	(0.3)	$52.05
Canceled/Forfeited	(0.1)	$60.93
Balance as of December 31, 2024	1.2	$62.91
Vested and expected to vest after December 31, 2024[1]	1.1	$62.54

1.As of December 31, 2024, outstanding awards with performance conditions were expected to vest at or below 100% of their original grant amount.
During the years ended December 31, 2024, 2023, and 2022, the Company recorded stock-based compensation expense related to RSUs of $24.6 million, $23.0 million, and $23.7 million, respectively. During the years ended December 31, 2024, 2023, and 2022, the Company recognized a tax benefit related to stock-based compensation expense related to RSUs of $3.0 million, $4.6 million, and $1.9 million, respectively.
As of December 31, 2024, there was $29.7 million of total unrecognized compensation expense related to unvested RSUs (including unrecognized expense for RSUs with performance conditions at their estimated value as of December 31, 2024), which is expected to be recognized over a weighted-average period of 1.7 years.
The following table summarizes additional information regarding RSUs (in millions, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Weighted-average fair value per share of RSUs granted	$85.71	$62.84	$50.63
Total grant date fair value of RSUs vested	$14.7	$20.1	$9.6
Total intrinsic value of RSUs released	$27.7	$38.6	$17.4
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
During the year ended December 31, 2024, employees purchased 181,836 shares at a weighted-average per share price of $72.78. As of December 31, 2024, there were 818,164 shares of common stock available for issuance pursuant to the Company’s ESPP. During the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense related to the ESPP of $2.5 million and $1.2 million, respectively.

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
On May 9, 2024, the Company entered into a Supplemental Confirmation (together with the Company’s March 22, 2022 Variable Tenor ASR Master Agreement, the “May 2024 ASR Agreement”) with Citibank, N.A. (“Citi”) to repurchase $225.0 million (the “ASR Repurchase Price”) of its common stock. Under the terms of the May 2024 ASR Agreement, the Company paid the ASR Repurchase Price to Citi and received an initial share delivery of 1,927,608 shares of its common stock from Citi, representing 80% of the total expected share repurchases under the May 2024 ASR Agreement, based on the closing price of the Company’s common stock of $93.38 on May 9, 2024. On December 27, 2024, the Company completed the May 2024 ASR Agreement and received an additional 497,654 shares of its common stock. In total, 2,425,262 shares of the Company’s common stock were delivered under the May 2024 ASR Agreement at an average price of $92.77 per share, which represents the daily volume-weighted average price of the Company’s common stock during the term of the May 2024 ASR Agreement, less a discount and adjustments pursuant to the terms of the May 2024 ASR Agreement.
The following table sets forth the Company’s share repurchases (in millions, except per share data):

	Year Ended December 31,
	2024	2023	2022
Total number of shares repurchased	2.4	1.6	6.8
Amount repurchased	$225.0	$110.9	$387.8
Average price per share	$92.77	$68.82	$56.62
Share repurchases for the year ended December 31, 2024 were made pursuant to the May 2024 ASR. During the year ended December 31, 2024, the Company incurred costs directly attributable to the Repurchase Program of $1.8 million.
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
As of December 31, 2024, the Company had approximately $164.1 million available for repurchases remaining under the Repurchase Program.

8. Prepaid Expenses and Other Current Assets
The following table summarizes the significant components of prepaid expenses and other current assets (in millions):

	December 31,
	2024	2023
Vendor rebates	$415.5	$371.8
Other	86.2	72.8
Total prepaid expenses and other current assets	$501.7	$444.6
9. Property and Equipment
The following table provides a detailed breakout of property and equipment, by type (in millions):

	December 31,
	2024	2023
Equipment	$484.5	$455.6
Finance lease assets	239.0	162.1
Leasehold improvements	144.7	104.1
Furniture and fixtures	79.4	61.9
Software	43.2	28.4
Land and buildings	27.5	22.3
Fixed assets in progress	60.2	61.5
Total property and equipment	1,078.5	895.9
Accumulated depreciation	(532.8)	(459.5)
Total property and equipment, net	$545.7	$436.4
Depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $109.9 million, $91.2 million, and $75.1 million, respectively.
10. Goodwill and Intangible Assets
Goodwill
The following table sets forth the changes in the carrying amount of goodwill for the periods presented (in millions):

Balance as of December 31, 2022	$1,916.3
Acquisitions	35.6
Translation and other adjustments	0.7
Balance as of December 31, 2023	1,952.6
Acquisitions	144.7
Translation and other adjustments	(2.6)
Balance as of December 31, 2024	$2,094.7
The changes in the carrying amount of goodwill for the year ended December 31, 2024 were driven primarily by the Company’s recent acquisitions. See Note 3 for additional information.

Intangible Assets
The amortizable intangible asset lives generally range from 1 to 20 years. The following table summarizes intangible assets by category (in millions, except time periods):

	December 31,		Weighted-Average Remaining Life[1]
	2024	2023	(Years)
Amortizable intangible assets:
Customer relationships and other	$1,410.5	$1,238.9	16.1
Trademarks	—	5.6	—
Total amortizable intangible assets	1,410.5	1,244.5	16.1
Accumulated amortization	(936.7)	(850.8)
Total amortizable intangible assets, net	473.8	393.7
Indefinite-lived trademarks	15.3	9.8
Total intangibles, net	$489.1	$403.5

1.As of December 31, 2024.
Amortization expense relating to the above-listed intangible assets for the years ended December 31, 2024, 2023, and 2022 was $91.9 million, $85.0 million, and $84.1 million, respectively.
The following table summarizes the estimated future amortization expense for intangible assets (in millions):

Year Ending December 31,
2025	$83.8
2026	72.6
2027	61.5
2028	50.5
2029	41.4
Thereafter	164.0
Total future amortization expense	$473.8
11. Accrued Expenses
The following table summarizes the significant components of accrued expenses (in millions):

	December 31,
	2024	2023
Customer rebates	$139.0	$124.9
Inventory	135.5	140.5
Selling, general and administrative	114.2	108.5
Payroll and employee benefit costs	101.1	101.4
Interest and other	32.6	23.2
Income taxes	—	0.1
Total accrued expenses	$522.4	$498.6

12. Financing Arrangements
The following table summarizes all outstanding debt (presented net of unamortized debt issuance costs) and other financing arrangements (in millions):

	December 31,
	2024	2023
Revolving Lines of Credit
2026 ABL:
2026 U.S. Revolver[1]	$146.0	$80.0
2026 Canada Revolver[2]	2.1	—
Borrowings under revolving lines of credit, net	$148.1	$80.0

Long-term Debt, net
Term Loan:
2028 Term Loan[3]	$1,254.1	$964.5
Current portion	(12.8)	(10.0)
Long-term borrowings under term loan	1,241.3	954.5
Senior Notes:
2026 Senior Notes[4]	298.8	298.1
2029 Senior Notes[5]	347.8	347.4
2030 Senior Notes[6]	593.3	592.3
Long-term borrowings under senior notes	1,239.9	1,237.8
Long-term debt, net	$2,481.2	$2,192.3

1.Effective rate on borrowings of 6.23% and 6.68% as of December 31, 2024 and 2023, respectively.
2.Effective rate on borrowings of 5.70% as of December 31, 2024.
3.Interest rate of 6.36% and 7.97% as of December 31, 2024 and 2023, respectively.
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
As of December 31, 2024, the outstanding balance on the 2029 Senior Notes, net of $2.2 million of unamortized debt issuance costs, was $347.8 million.
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
The 2026 ABL contains a springing financial covenant that requires a minimum 1.00:1.00 Fixed Charge Coverage Ratio (consolidated EBITDA less capital expenditures to fixed charges, each as defined in the 2026 ABL credit agreement) as of the end of each fiscal quarter (in each case, calculated on a trailing four fiscal quarter basis). The covenant would become operative if the Company failed to maintain a specified minimum amount of availability to borrow under the 2026 ABL, which was not applicable to the Company as of December 31, 2024.
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
As of December 31, 2024, the outstanding balance on the 2026 ABL, net of $2.3 million of unamortized debt issuance costs, was $148.1 million. The Company also had outstanding standby letters of credit related to the 2026 U.S. Revolver in the amount of $17.8 million as of December 31, 2024.
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
On March 28, 2024, the Company entered into Amendment No. 3 to the 2028 Term Loan (the “2028 Term Loan Amendment No. 3”) with Citi, as administrative agent and collateral agent, and the lenders party thereto. The 2028 Term Loan Amendment No. 3, among other things, (i) increases the aggregate outstanding amount of outstanding term loans to $1.275 billion, (ii) reduces the interest rate for base rate borrowings to a rate per annum equal to a base rate plus a margin equal to 2.00%, (iii) reduces the interest rate to a rate per annum equal to Term SOFR with a 0.00% floor, plus a margin equal to 2.00%, and (iv) increases the required quarterly principal payments from $2.5 million to $3.2 million starting March 31, 2024 (the “2028 Term Loan Refinancing”). Except as amended by the 2028 Term Loan Amendment No. 3, the remaining terms of the 2028 Term Loan remain in full force and effect.
The Company evaluated the 2028 Term Loan Refinancing on a lender-by-lender basis to determine whether the transaction should be accounted for as either a debt extinguishment or debt modification. As a result, the Company recognized a loss on debt extinguishment of $2.4 million during the year ended December 31, 2024. In addition, unamortized historical debt issuance costs of $9.7 million and new debt issuance costs of $0.1 million related to the 2028 Term Loan continue to be amortized over the term of the financing arrangement.
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
On March 16, 2023, the Company novated and amended its interest rate swap agreement related to the 2028 Term Loan. For additional information, see Note 21.
As of December 31, 2024, the outstanding balance on the 2028 Term Loan, net of $8.2 million of unamortized debt issuance costs, was $1.25 billion.
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
As of December 31, 2024, the outstanding balance on the 2030 Senior Notes, net of $6.7 million of unamortized debt issuance costs, was $593.3 million.
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
As of December 31, 2024, the outstanding balance on the 2026 Senior Notes, net of $1.2 million of unamortized debt issuance costs, was $298.8 million.

Other Information
The following table presents annual principal payments for all outstanding financing arrangements for each of the next five years and thereafter (in millions):

Year Ending December 31,	2026 ABL	2028 Term Loan	Senior Notes[1]	Total
2025	$—	$12.8	$—	$12.8
2026	150.4	12.8	300.0	463.2
2027	—	12.8	—	12.8
2028	—	1,223.9	—	1,223.9
2029	—	—	350.0	350.0
Thereafter	—	—	600.0	600.0
Total debt	150.4	1,262.3	1,250.0	2,662.7
Unamortized debt issuance costs	(2.3)	(8.2)	(10.1)	(20.6)
Total debt, net	$148.1	$1,254.1	$1,239.9	$2,642.1

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
13. Leases
The following table summarizes components of lease costs recognized in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating lease costs	$146.7	$124.4	$112.7
Finance lease costs:
Amortization of right-of-use assets	33.7	22.5	13.3
Interest on lease obligations	8.7	5.7	2.6
Variable lease costs	15.1	12.3	9.4
Total lease costs	$204.2	$164.9	$138.0

The following table presents supplemental cash flow information related to the Company’s leases (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in measurement of lease obligations:
Operating cash outflows from operating leases	$137.8	$121.1	$105.0
Operating cash outflows from finance leases	$8.8	$5.1	$2.4
Financing cash outflows from finance leases	$30.7	$21.2	$12.1
Right-of-use assets obtained in exchange for new finance lease liabilities	$78.6	$65.4	$62.8
Right-of-use assets obtained in exchange for new operating lease liabilities	$124.5	$67.9	$66.2

As of December 31, 2024, the Company’s operating leases had a weighted-average remaining lease term of 6.3 years and a weighted-average discount rate of 6.07%, and the Company’s finance leases had a weighted-average remaining lease term of 4.6 years and a weighted-average discount rate of 6.34%.
The following table summarizes future lease payments as of December 31, 2024 (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2025	$136.9	$48.6
2026	139.3	47.7
2027	122.5	42.7
2028	104.9	31.7
2029	85.1	18.7
Thereafter	194.3	10.8
Total future lease payments	783.0	200.2
Imputed interest	(137.1)	(26.4)
Total lease liabilities	$645.9	$173.8
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
In December 2018, a Company vehicle was involved in a fatal accident. In October 2019, the decedent’s estate and two bystanders sued the driver and the Company in Utah state court. The trial was in August 2022 and the jury found the driver not liable. In April 2023, the trial court granted plaintiffs’ motion for judgment notwithstanding the verdict, entering judgment against the driver and ordering the trial to proceed on the claims against the Company. The Utah appeals court granted an interlocutory appeal and affirmed the trial court’s decision in December 2024. At this time there is not a probable loss with respect to this matter and any potential loss in regard to this matter is not reasonably estimable. Accordingly, the Company has not accrued any amounts related to this matter within its financial statements as of December 31, 2024.

15. Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is composed of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity.
The following table summarizes the components of, and changes in, AOCI (in millions):

	Foreign Currency Translation	Derivative Financial Instruments	AOCI
Balance as of December 31, 2021	$(15.3)	$(4.1)	$(19.4)
Other comprehensive income (loss) before reclassifications	(6.9)	13.8	6.9
Reclassifications out of other comprehensive income (loss)	—	—	—
Balance as of December 31, 2022	$(22.2)	$9.7	$(12.5)
Other comprehensive income (loss) before reclassifications	2.7	(1.9)	0.8
Reclassifications out of other comprehensive income (loss)	—	(2.6)	(2.6)
Balance as of December 31, 2023	$(19.5)	$5.2	$(14.3)
Other comprehensive income (loss) before reclassifications	(11.0)	0.7	(10.3)
Reclassifications out of other comprehensive income (loss)	—	(1.6)	(1.6)
Balance as of December 31, 2024	$(30.5)	$4.3	$(26.2)
Gains (losses) on derivative instruments are reclassified in the consolidated statements of operations in interest expense, financing costs and other, net in the period in which the hedged transaction affects earnings.
16. Income Taxes
The Company recorded a provision for (benefit from) income taxes of $124.0 million, $151.1 million, and $161.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The following table summarizes the components of the income tax provision (benefit) (in millions):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$76.9	$87.8	$91.5
Foreign	3.0	5.8	7.2
State	24.8	29.0	32.6
Total current taxes	104.7	122.6	131.3

Deferred:
Federal	13.7	22.0	25.5
Foreign	1.7	0.6	(0.6)
State	3.9	5.9	5.1
Total deferred taxes	19.3	28.5	30.0
Provision for (benefit from) income taxes	$124.0	$151.1	$161.3

The following table is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the periods presented:

	Year Ended December 31,
	2024	2023	2022
U.S. federal income taxes at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.7%	4.7%	4.8%
Share-based payments	(1.0)%	(0.8)%	(0.4)%
Non-deductible meals and entertainment	0.5%	0.4%	0.2%
Other	0.3%	0.5%	0.4%
Effective tax rate	25.5%	25.8%	26.0%
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

	December 31,
	2024	2023
Deferred tax assets:
Deferred compensation	$13.6	$11.4
Allowance for doubtful accounts	6.2	6.8
Accrued vacation and other	13.1	10.8
Inventory valuation	19.4	17.4
Tax loss carryforwards[1]	3.3	0.4
Unrealized (gain) loss on financial derivatives	(1.4)	(1.7)
Lease liability	161.2	131.5
Total deferred tax assets	215.4	176.6

Deferred tax liabilities:
Excess book over tax depreciation and amortization	(113.8)	(75.1)
Lease right-of-use asset	(138.6)	(119.5)
Total deferred tax liabilities	(252.4)	(194.6)
Net deferred income tax assets (liabilities)	$(37.0)	$(18.0)

1.Composed of interest limitation carryforwards and state net operating loss carryforwards.
The Company acquired $135.3 million of federal and state net operating loss carryforwards (“NOLs”) as part of its acquisition of Roofing Supply Group, LLC in fiscal year 2016. The Company has $0.1 million in state NOLs remaining as of December 31, 2024.
The Company’s non-domestic subsidiary, BRSCC, is treated as a controlled foreign corporation. On August 1, 2024, BRSCC acquired SSR which was also treated as a controlled foreign corporation. SSR amalgamated into BRSCC effective December 31, 2024. BRSCC and SSR’s taxable income, which reflects all of the Company’s Canadian operations, is being taxed only in Canada and would generally be taxed in the U.S. only upon an actual or deemed distribution. The Company expects that BRSCC’s earnings will be indefinitely reinvested for the foreseeable future; therefore, no U.S. deferred tax asset or liability for the differences between the book basis and the tax basis of BRSCC has been recorded as of December 31, 2024. Under the Tax Cuts and Jobs Act enacted in December 2017, future distributions from foreign subsidiaries will generally be subject to a federal dividends received deduction in the U.S. Should the earnings be remitted as dividends, the Company may be subject to additional foreign withholding and state income taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.
As of December 31, 2024, the Company’s goodwill balance on its consolidated balance sheet was $2.09 billion, of which there remains an amortizable tax basis of $1.02 billion for income tax purposes.

As of December 31, 2024, there were no uncertain tax positions which, if recognized, would affect the Company’s effective tax rate. The Company’s accounting policy is to recognize any interest and penalties related to uncertain tax positions in income tax expense in the consolidated statements of operations.
The Company has operations in 50 U.S. states and seven provinces in Canada. The Company is currently under audit in certain state and local jurisdictions for various years. These audits may involve complex issues, which may require an extended period of time to resolve. Additional taxes are reasonably possible; however, the amounts cannot be estimated at this time or would not be significant. The Company is no longer subject to U.S. federal income tax examinations for any fiscal years ended on or before September 30, 2020. For the majority of states, the Company is also no longer subject to tax examinations for any fiscal years ended on or before September 30, 2020. In Canada, the Company is no longer subject to federal or provincial tax examinations for any fiscal years ended on or before September 30, 2020.
On October 8, 2021, the Organization for Economic Co-operation and Development (“OECD”) released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released the Model GloBE Rules for Pillar Two defining a 15% global minimum tax rate for large multinational corporations. Canada and other jurisdictions have enacted Pillar Two legislation in 2024, but the Company believes that any Pillar Two exposure in those jurisdictions would be immaterial. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Model GloBE Rules for Pillar Two. The Company is continuing to evaluate the Model GloBE Rules for Pillar Two and related legislation, and their potential impact on future periods.
17. Geographic Data
The following table summarizes geographic information for long-lived assets, including property and equipment and other non-current assets, excluding intangible assets, for the periods presented (in millions):

	December 31,
	2024	2023
Long-lived assets:
U.S.	$533.4	$428.6
Canada	22.3	15.1
Total long-lived assets	$555.7	$443.7
18. Allowance for Doubtful Accounts
The following table summarizes changes in the valuation of the allowance for doubtful accounts for each balance sheet period presented (in millions):

	Year Ended December 31,
	2024	2023
Beginning balance	$15.0	$17.2
Charged to operations	12.8	7.6
Write-offs	(10.2)	(9.8)
Ending balance	$17.6	$15.0
19. Fair Value Measurement
As of December 31, 2024, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).
As of December 31, 2024, based upon recent trading prices (Level 2), the fair values of the Company’s $300.0 million 2026 Senior Notes, $350.0 million 2029 Senior Notes, and $600.0 million 2030 Senior Notes were $294.8 million, $331.6 million, and $607.5 million, respectively.

As of December 31, 2024, the fair value of the Company’s term loan and revolving lines of credit approximated the amount outstanding. The Company estimates the fair value of its term loan and revolving lines of credit by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).
20. Employee Benefit Plans
The Company maintains defined contribution plans covering non-union employees of the Company who have 90 days of service and are at least 21 years old. Certain union employees are eligible to participate in the Company’s defined contribution plans if allowed for by their collective bargaining agreement. All employees who are non-resident aliens are also excluded from participation. An eligible employee may elect to make a before-tax contribution of between 1% and 100% of his or her compensation through payroll deductions, not to exceed the annual limit set by law. The Company currently matches the first 50% of participant contributions limited to 6% of a participant’s gross compensation (maximum Company match is 3%). The combined total expense for this plan and a similar plan for Canadian employees for the years ended December 31, 2024, 2023, and 2022 was $17.6 million, $15.3 million, and $13.4 million, respectively.
The Company also participates in multi-employer defined benefit plans for which it is not the sponsor. The aggregated expense for these plans for the years ended December 31, 2024, 2023, and 2022 was $2.3 million, $2.6 million, and $3.7 million, respectively. Withdrawal from participation in one of these plans requires the Company to make a lump-sum contribution to the plan, and the Company’s withdrawal liability depends on the extent of the plan’s funding of vested benefits, among other factors.
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
On March 16, 2023, the Company novated its 5-year swap agreement to another counterparty and, in connection with such novation, amended the interest rate swap agreement. The amendment changed the index rate from LIBOR to SOFR, increased the total notional amount of the interest rate swap to $500.0 million, and extended the termination date to March 31, 2027 (the “2027 interest rate swap”). Specifically, the fixed rate of 1.49% indexed to LIBOR was modified to 3.00% indexed to SOFR. The Company used a strategy commonly referred to as “blend and extend” which allows the asset position of the novated 5-year swap agreement of approximately $9.9 million to be effectively blended into the new 2027 interest rate swap agreement. As a result of this transaction, on March 16, 2023, the 5-year swap agreement was de-designated and the unrealized gain of $9.9 million included within accumulated other comprehensive income was frozen and was ratably reclassified as a reduction to interest expense, financing costs and other, net over the original term of the 5-year swap as the hedged transactions affect earnings. The unrealized gain of $9.9 million was fully recognized as of August 2024. Additionally, the 2027 interest rate swap had a fair value of $9.9 million at inception and will be ratably recorded to accumulated other comprehensive income and reclassified to interest expense, financing costs and other, net over the term of the 2027 interest rate swap, or through March 31, 2027 as the hedged transactions affect earnings. At the inception of the 2027 interest rate swap, the Company determined that the swap qualified for cash flow hedge accounting under ASC 815. Therefore, changes in the fair value of the swap, net of taxes, will be recognized in other comprehensive income each period, then reclassified into the consolidated statements of operations as a component of interest expense, financing costs and other, net in the period in which the hedged transaction affects earnings. The 2027 interest rate swap is the only swap agreement outstanding as of December 31, 2024.
The effectiveness of the outstanding 2027 interest rate swap will be assessed qualitatively by the Company during the life of the hedge by (i) comparing the current terms of the hedge with the related hedged debt to assure they continue to coincide and (ii) through an evaluation of the ability of the counterparty to the hedge to honor its obligations under the hedge. The Company performed a qualitative analysis as of December 31, 2024 and concluded that the outstanding 2027 interest rate swap continues to meet the requirements under ASC 815 to qualify for cash flow hedge accounting. As of December 31, 2024, the fair value of the 2027 interest rate swap, net of tax, was $8.5 million in favor of the Company.
During the year ended December 31, 2024, the Company reclassified gains of $1.6 million out of accumulated other comprehensive income (loss) and to interest expense, financing costs and other, net. Approximately $5.6 million of net gains included in accumulated other comprehensive income (loss) at December 31, 2024 is expected to be reclassified into earnings within the next 12 months as interest payments are made on the Company’s Term Loan and amortization of the inception date fair value of the 2027 interest rate swap occurs. The Company records any differences paid or received on its interest rate hedges to interest expense, financing costs and other, net within the consolidated statements of operations.
The fair value of the interest rate swap is determined through the use of a pricing model, which utilizes verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “forward curve”) for the full terms of the hedge agreements. These values reflect a Level 2 measurement under the applicable fair value hierarchy. The following table summarizes the combined fair value, net of tax, of the interest rate swap (in millions):

		Net Assets (Liabilities) as of
		December 31,
Instrument	Fair Value Hierarchy	2024	2023
Designated interest rate swap[1]	Level 2	$8.5	$7.8

1.Assets are included in the consolidated balance sheets in prepaid expenses and other current assets, while liabilities are included in accrued expenses.
The following table summarizes the amounts of gain (loss) on the change in fair value of the designated interest rate swap recognized in other comprehensive income (in millions):

	Year Ended December 31,
Instrument	2024	2023	2022
Designated interest rate swap	$0.7	$(1.9)	$13.8
22. Segment Reporting
As further described in Note 2, the Company’s CODM is the Chief Executive Officer and the Company views its operations and manages its business as a single operating segment, which is the wholesale distribution of building materials. The Company’s revenues for its single operating segment are derived from the sale of residential and non-residential roofing products, as well as complementary products, such as siding and waterproofing.
The accounting policies for the wholesale distribution of building materials operating segment are the same as those described in Note 2. The CODM evaluates performance for the Company’s single operating segment and decides how to allocate resources based on the Company’s consolidated net income that is reported in the consolidated statements of operations as net income (loss). The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM allocates resources across the Company based on consolidated net income derived during the annual budgeting process and throughout the year in monitoring actual results compared to budget and updated forecasts. These results are used to assess segment performance and determine the compensation of certain employees.
The operating segment financial information regularly reviewed by the CODM, inclusive of assets, revenue, expenses, profit or loss, and noncash items are presented on a consolidated basis in the same amount and using the same captions as those included in the consolidated statements of operations, consolidated balance sheets, and consolidated statements of cash flows. There are no additional segment expense categories regularly provided to the CODM. Therefore, there are also no amounts classified as other segment items requiring disclosure.
23. Subsequent Events
On January 27, 2025, QXO, Inc. (“QXO”) commenced a tender offer for all issued and outstanding shares of our common stock for $124.25 per share in cash (the “QXO Tender Offer”). Based on periodic reviews with financial advisors of the Company’s business, strategy, historic, current and future valuation, and potential opportunities and a careful review of the QXO Tender Offer in consultation with the Company’s independent financial and legal advisors, the Board unanimously determined that the QXO Tender

Offer is inadequate, undervalues the Company and is not in the best interests of the Company and its stockholders. As discussed in our Solicitation/Recommendation Statement in response to the QXO Tender Offer, filed with the SEC on Schedule 14D-9 on February 6, 2025 (and as subsequently amended), the Board recommended that the Company’s stockholders reject the QXO Tender Offer and not tender their shares into the QXO Tender Offer.
On January 27, 2025, our Board adopted a stockholder rights agreement (the “Rights Agreement”) and declared a dividend of one right for each outstanding share of Company common stock to stockholders of record at the close of business on February 7, 2025. Each right entitles its holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company at an exercise price of $640.00 per right, subject to adjustment. The rights will expire on the close of business on January 26, 2026, unless prior to such date stockholder approval has been obtained to extend the term of the rights or the rights have otherwise been redeemed or terminated in accordance with the Rights Agreement.
The Rights Agreement is intended to protect Beacon and its stockholders from anyone seeking to opportunistically gain control of Beacon without paying all stockholders an appropriate control premium. The Rights Agreement ensures the Board has sufficient time to review QXO’s tender offer and consider the best approach to enhance the interests of the Company and its stockholders. The Rights Agreement will not, and is not intended to, prevent a takeover of the Company on terms that are fair to and in the best interests of the Company and all the Company’s stockholders.
In addition, on February 12, 2025, QXO submitted to the Company a notice of its intention to nominate 10 directors for election at the Company’s 2025 Annual Meeting of Stockholders. The Board is carefully reviewing QXO’s nominees and will make a recommendation in due course.
The QXO Tender Offer expired 12:00 midnight (New York City time) at the end of February 24, 2025. On February 25, 2025, QXO extended the QXO Tender Offer, with the extended offer period to expire at 5:00 p.m. (New York City time) on March 3, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
1. Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were (1) designed to ensure that material information relating to Beacon Roofing Supply, Inc., including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) designed to be effective, and were effective, in that they provide reasonable assurance of achieving their objectives, including that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2024, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our assessment, we believe that, as of December 31, 2024, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.
Our Independent Registered Public Accounting Firm has issued a report on our internal control over financial reporting. This report appears below.

(b) Attestation Report of the Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Beacon Roofing Supply, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Beacon Roofing Supply, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Beacon Roofing Supply, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
February 27, 2025

(c) Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report:
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2024 and 2023
•Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022
•Notes to the Consolidated Financial Statements
(2) Financial Statement Schedules
Financial statement schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.
(3) Exhibits
INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Beacon Roofing Supply, Inc.	10-K	3.1	December 23, 2004
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Beacon Roofing Supply, Inc.	8-K	3.1	January 28, 2025
3.3	By-Laws of Beacon Roofing Supply, Inc. (effective August 11, 2021).	8-K	3.1	August 17, 2021
4.1*	Description of Common Stock.
4.2	Stockholder Rights Agreement, dated as of January 27, 2025, by and between Beacon Roofing Supply, Inc. and Computershare Trust Company, N.A., as rights agent.	8-K	4.1	January 28, 2025
4.3	Indenture, dated as of October 9, 2019, by and among Beacon Roofing Supply, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent.	8-K	4.1	October 9, 2019
4.4	Form of 4.500% Senior Secured Notes due 2026 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.3).	8-K	4.2	October 9, 2019
4.5	Indenture, dated as of May 10, 2021, by and among Beacon Roofing Supply, Inc., the subsidiary guarantor party thereto, and U.S. Bank National Association, as trustee.	8-K	4.1	May 10, 2021
4.6	Form of 4.125% Senior Notes due 2029 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.5).	8-K	4.2	May 10, 2021
4.7	Indenture, dated as of July 31, 2023, by and among Beacon Roofing Supply, Inc., the subsidiary guarantor party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent.	8-K	4.1	July 31, 2023
4.8	Form of 6.500% Senior Secured Notes due 2030 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.7).	8-K	4.2	July 31, 2023
10.1	Amended and Restated Term Loan Credit Agreement, dated May 19, 2021, by and among Beacon Roofing Supply, Inc., as borrower, Citibank, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto.	8-K	10.1	May 21, 2021

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date
10.2	Second Amended and Restated Credit Agreement, dated May 19, 2021, by and among Beacon Roofing Supply, Inc., as a guarantor, certain subsidiaries of Beacon Roofing Supply, Inc. party thereto as borrowers, and lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders.	8-K	10.2	May 21, 2021
10.3	Amendment No. 2, dated as of June 6, 2023, to the Second Amended and Restated Credit Agreement among Beacon Roofing Supply, Inc., the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent.	8-K	10.1	June 9, 2023
10.4	Amendment No. 2, dated as of July 3, 2023, to the Amended and Restated Term Loan Credit Agreement among Beacon Roofing Supply, Inc., the other loan parties party thereto, the lenders party thereto and Citibank, N.A., as administrative agent.	8-K	10.1	July 10, 2023
10.5	Amendment No. 3 to Amended and Restated Term Loan Credit Agreement, dated as of March 28, 2024, by and among Beacon Roofing Supply, Inc., as borrower, Beacon Sales Acquisition, Inc., as guarantor, Citibank, N.A., as administrative agent, and the lenders party thereto.	8-K	10.1	March 28, 2024
10.6	Amendment No. 3, dated as of June 28, 2024, to the Second Amended and Restated Credit Agreement among Beacon Roofing Supply, Inc., the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent.	10-Q	10.1	October 31, 2024
10.7+	Description of Beacon Roofing Supply, Inc. Executive Annual Incentive Plan.	10-Q	10.1	May 5, 2023
10.8+
Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on January 9, 2020).
		DEF 14A	Appendix A	January 9, 2020
10.9+	Beacon Roofing Supply, Inc. 2024 Stock Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 3, 2024).	DEF 14A	Annex A	April 3, 2024
10.10+	Form of Beacon Roofing Supply, Inc. 2024 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settlement at Retirement).	8-K	10.2	May 15, 2024
10.11+	Form of Beacon Roofing Supply, Inc. 2024 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settlement at Vest).	8-K	10.3	May 15, 2024
10.12+	Form of Beacon Roofing Supply, Inc. 2024 Stock Plan Restricted Stock Unit Award Agreement for Employees (Performance-based Vesting).	8-K	10.4	May 15, 2024
10.13+	Form of Beacon Roofing Supply, Inc. 2024 Stock Plan Restricted Stock Unit Award Agreement for Employees (Performance-based Vesting, Optional Deferred Settlement).	8-K	10.5	May 15, 2024
10.14+	Form of Beacon Roofing Supply, Inc. 2024 Stock Plan Restricted Stock Unit Award Agreement for Employees (Time-based Vesting).	8-K	10.6	May 15, 2024
10.15+	Form of Beacon Roofing Supply, Inc. 2024 Stock Plan Restricted Stock Unit Award Agreement for Employees (Time-based Vesting, Optional Deferred Settlement).	8-K	10.7	May 15, 2024
10.16+	Form of Beacon Roofing Supply, Inc. 2024 Stock Plan Stock Option Agreement.	8-K	10.8	May 15, 2024
10.17+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan A25 Performance and Time-Based Restricted Stock Unit Award Agreement.	8-K	10.1	March 14, 2022
10.18+	Beacon Roofing Supply, Inc. Deferred Compensation Plan dated February 16, 2023	8-K	10.1	February 17, 2023
10.19+	Executive Severance and Restrictive Covenant Agreement, dated as of September 10, 2020, between Beacon Roofing Supply, Inc., Beacon Sales Acquisition, Inc. and Julian G. Francis.	10-K	10.19	November 20, 2020
10.20+	Form of Executive Severance and Restrictive Covenant Agreement between Beacon Roofing Supply, Inc., Beacon Sales Acquisition, Inc. and executive officers and certain senior management.	10-K	10.20	November 20, 2020
10.21+	Form of Indemnification Agreement between Beacon Roofing Supply, Inc. and directors, executive officers and certain other officers.	8-K	10.1	November 17, 2021
19.1*	Beacon Roofing Supply, Inc. Insider Trading Policy

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date
19.2*	Beacon Roofing Supply, Inc. Guidelines for Rule 10b5-1 Trading Plans
21*	Subsidiaries of Beacon Roofing Supply, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a) certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Rule 13a-14(a) certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Section 1350 certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Section 1350 certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Beacon Roofing Supply, Inc. Incentive Compensation Recoupment Policy	10-K	97	February 28, 2024
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
Date: February 27, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ STUART A. RANDLE	Chairman	February 27, 2025
Stuart A. Randle

/s/ JULIAN G. FRANCIS	President and Chief Executive Officer; Director	February 27, 2025
Julian G. Francis

/s/ PRITHVI S. GANDHI	Executive Vice President and Chief Financial Officer	February 27, 2025
Prithvi S. Gandhi

/s/ SAMUEL M. GUZMAN JR.	Vice President and Chief Accounting Officer	February 27, 2025
Samuel M. Guzman Jr.

/s/ BARBARA G. FAST	Director	February 27, 2025
Barbara G. Fast

/s/ ALAN GERSHENHORN	Director	February 27, 2025
Alan Gershenhorn

/s/ MELANIE M. HART	Director	February 27, 2025
Melanie M. Hart

/s/ RACQUEL H. MASON	Director	February 27, 2025
Racquel H. Mason

/s/ ROBERT M. MCLAUGHLIN	Director	February 27, 2025
Robert M. McLaughlin

/s/ EARL NEWSOME	Director	February 27, 2025
Earl Newsome

/s/ NEIL S. NOVICH	Director	February 27, 2025
Neil S. Novich

/s/ DOUGLAS L. YOUNG	Director	February 27, 2025
Douglas L. Young