Form 10-K/A
period 2024-12-31
BEACON ROOFING SUPPLY INC
filed 2025-03-31
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
The number of shares of common stock outstanding as of March 24, 2025 was 61,787,399.

BEACON ROOFING SUPPLY, INC.
Index to Annual Report on Form 10-K/A
Year Ended December 31, 2024

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A, or this Form 10-K/A, to the Annual Report on Form 10-K of Beacon Roofing Supply, Inc. (the “Company”) for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025 (the “Original Form 10-K”), is being filed solely for the purpose of including the information required by Part III of Form 10-K that the Company did not include in the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. We are filing this Form 10-K/A to include Part III information in our Form 10-K because we do not intend to file a definitive proxy statement for an annual meeting of shareholders containing such information within 120 days after the end of our fiscal year ending December 31, 2024.
On March 20, 2025, the Company, QXO, Inc., a Delaware corporation (“QXO”) and Queen MergerCo, Inc., a Delaware corporation and wholly owned subsidiary of QXO (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Merger Sub will offer to purchase all of the issued and outstanding shares of common stock of the Company for $124.35 per share, net to the seller in cash (the “Offer”). Following consummation of the Offer and, subject to the satisfaction or waiver of certain customary conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company. On March 20, 2025, the Company and Computershare Trust Company, N.A., as rights agent, entered into Amendment No. 1 (the “Rights Agreement Amendment”) to the Company’s Stockholder Rights Agreement, dated as of January 27, 2025.
In connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including with this Form 10-K/A new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. We are also replacing Exhibit 4.1 to reflect the Rights Agreement Amendment and adding Exhibit 2.1 (the Merger Agreement) and a new Exhibit 4.3 (the Right Agreement Amendment.). Item 15 of Part IV has also been amended to reflect the filing of these new certifications and the other exhibits.
Except as described above, this Form 10-K/A does not modify or update the disclosures in, or any exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect any events which occurred subsequent to the filing of the Original Form 10-K other than with respect to the Merger Agreement and Rights Agreement Amendment. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.
On August 11, 2021, our Board of Directors (the “Board”) adopted a change in our fiscal year end from September 30 to December 31. As such, where appropriate, this Form 10-K/A contains information relating to the transition quarter of October 1, 2021 to December 31, 2021 (the “Transition Quarter”), the fiscal year ended December 31, 2024 (the “Fiscal Year 2024”), the fiscal year ended December 31, 2023 (the “Fiscal Year 2023”), the fiscal year ended December 31, 2022 (the “Fiscal Year 2022”) and the fiscal year ended September 30, 2021 (the “Fiscal Year 2021”).
Unless the context suggests otherwise, the terms “Beacon,” the “Company,” “we,” “our,” or “us” are referring to Beacon Roofing Supply, Inc.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS
Our executive officers are elected by, and serve at the discretion of, the Board.

Name	Age	Position
Julian G. Francis	58	President and Chief Executive Officer, Director
Prithvi S. Gandhi	55	Executive Vice President and Chief Financial Officer
Christine E. Reddy	56	Executive Vice President, General Counsel & Corporate Secretary
Sean M. McDevitt	58	Executive Vice President, Chief Human Resources Officer
James J. Gosa	50	Former Executive Vice President, Chief Commercial Officer
Christopher C. Nelson	55	Executive Vice President, Chief Technology Officer
Jonathan S. Bennett	56	President, North Division
C. Munroe Best III	53	President, South Division
Martin S. Harrell	48	President, Waterproofing
Jason L. Taylor	53	President, West Division
The following provides certain business experience with respect to individuals who serve as our executive officers. Information concerning the business experience of Mr. Francis is provided in “Directors” below.

Prithvi S. Gandhi
Mr. Gandhi joined Beacon in May 2024 to serve as an Executive Vice President and Chief Financial Officer. Prior to joining Beacon, Mr. Gandhi served as the Vice President of Finance and Chief Financial Officer of TAMKO Building Products LLC, a national building products manufacturer and supplier, since August 2022. Mr. Gandhi previously served as the Chief Financial Officer of Fast Radius, Inc., a cloud manufacturing and digital supply chain company, from August 2021 to July 2022. Prior to joining Fast Radius, from August 2013 to April 2021, Mr. Gandhi held various positions at Owens Corning, including as Interim Chief Financial Officer from October 2019 to September 2020 and as Vice President of Corporate Strategy, Corporate Development and Financial Planning from September 2020 to April 2021 and from December 2014 to September 2019. Mr. Gandhi also served as Vice President of Corporate Development and Strategy at Dover Corporation from 2011 to 2013. Before Dover Corporation, Mr. Gandhi spent six years in corporate development roles at Zebra Technologies Corporation and four years with Morgan Stanley in proprietary trading and technology mergers and acquisitions. Mr. Gandhi holds a B.S. in Mathematics and Economics from University of California—Berkeley, a M.A. in International Economics from Georgetown University, and a M.B.A. in Finance from the Wharton School at the University of Pennsylvania.

Christine E. Reddy
Ms. Reddy joined Beacon in April 2021 to serve as an Executive Vice President and the General Counsel, responsible for the management of all legal matters impacting the Company, including risk management, mergers & acquisitions, digital commerce and Board/corporate governance. Ms. Reddy joined Beacon from Federal National Mortgage Association (Fannie Mae), a publicly traded $120 billion financial services company that is ranked #24 on the Fortune 500 list and the leading source of mortgage financing in the United States. At Fannie Mae, she served for 15 years as Vice President, Deputy General Counsel, and Deputy Corporate Secretary. Ms. Reddy held roles of increasing responsibility and managed corporate governance functions as a well as legal services for technology and other key corporate operations. She was an executive partner in driving strategic priorities and innovation objectives, including for data, digital platforms, and ESG. A Virginia State and Echols Scholar, Ms. Reddy earned a Phi Beta Kappa bachelor’s degree from the University of Virginia and a law degree from the University of Virginia School of Law, where she was a Dillard Fellow.

Sean M. McDevitt
Mr. McDevitt joined Beacon in May 2021 to serve as an Executive Vice President and the Chief Human Resources Officer. He had previously served as Executive Vice President and CHRO at Apple Leisure Group, a global integrated travel company, since 2019. Before that he had a 22-year career with PepsiCo, Inc. and Pepsi Bottling Group, Inc., serving both in the U.S. and internationally. He concluded his time at Pepsi as Senior Vice President, Field Human Resources for North America Beverages, where he supported over 50,000 employees and led a 250-person HR team across 360 U.S. and Canada locations. Mr. McDevitt earned a bachelor’s degree in psychology and a Master’s of Organizational Behavior from Brigham Young University.

Jonathan S. Bennett
Mr. Bennett has served as President, North Division since January 2025 and has oversight of the North Division including Canada. Prior to that, Mr. Bennett served as an Executive Vice President and Chief Commercial Officer since June 2021. He previously served as Executive Vice President, Merchandising and Supply Chain at Total Wine & More, the country’s largest independent retailer of beverage alcohol, since 2016. Before that, he was Chief Merchandising Officer of Interline Brands, a facilities MRO business that was acquired by The Home Depot during his tenure. Earlier, Mr. Bennett had an 11-year career at The Home Depot, holding roles of increasing responsibility. He earned a bachelor’s degree from the University of Pennsylvania and a law degree from Harvard Law School.

Christopher C. Nelson

Mr. Nelson is responsible for the Company’s Information Technology and Operations Excellence functions. He joined Beacon in July 2006 to serve as Vice President and Chief Information Officer and was promoted to Executive Vice President and Chief Information Officer in 2019. In October 2023, Mr. Nelson was promoted to Executive Vice President and Chief Technology Officer. Prior to joining Beacon, Mr. Nelson was Vice President, Information Systems & Supply Chain, for Dan River, Inc., a designer and manufacturer of bedding products. He was with Dan River for 10 years. Prior to his role at Dan River, Mr. Nelson was with PricewaterhouseCoopers as a Management Consultant. Mr. Nelson received a B.S. in Industrial Engineering from North Carolina State University and a Global Executive M.B.A. with honors from the University of North Carolina Chapel Hill, Kenan-Flagler Business School.

C. Munroe Best III	Mr. Best has served as President of the South Division since 2018 and has oversight of the South Division, which includes the Mid-Atlantic, South Atlantic, Southeast and Florida Regions as well as the National Dealers Choice business. Prior to joining Beacon in 2000 as part of the acquisition of Best Distributing, Mr. Best spent six years with Best Distributing in a variety of roles in the distribution channel and was responsible for launching the complementary products business. He was promoted to Regional Vice President of the South Atlantic Region in 2007 and named Senior Vice President in 2011 when Beacon completed two acquisitions in Florida, and he took on the additional responsibility for the newly formed Florida Region. In 2013, Mr. Best was appointed Executive Vice President of the South Division and it was at that time that the Southeast Region and Dealers Choice business were added to his overall responsibility. With the acquisition of Allied Building Products in January 2018, Mr. Best was promoted to the role of Divisional President. Mr. Best graduated from Elon University in 1994 with a bachelor’s degree in business administration.

James J. Gosa
Mr. Gosa served as Executive Vice President and Chief Commercial Officer since January 2025. Mr. Gosa resigned on March 20, 2025. He was responsible for Beacon’s integrated go-to-market strategy comprised of selling excellence, category management, marketing, pricing, and supply chain. Previously, he served as President of the North Division since 2019. Mr. Gosa began his career at Beacon in 2007 as the Assistant Vice President, Midwest Region. In 2012, Mr. Gosa was promoted to Regional Vice President for the Southwest Region and in 2018 appointed Vice President for the Texas Region. Prior to joining Beacon, Mr. Gosa worked at GAF/ELK for ten years where he held roles of increasing responsibility including National Sales Manager and Director of National Accounts. Mr. Gosa graduated from Shepherd University with a Bachelor of Science degree in Business.

Martin S. Harrell
Mr. Harrell joined Beacon in November 2022 as President of the Waterproofing Division when the Company acquired Coastal Construction Products (“Coastal”). Mr. Harrell joined Coastal in June 2000 in a sales position, and also managed a small inhouse manufacturing business. In 2004, he transferred to marketing and served in positions of increasing authority in marketing, vendor relationships and the management of underperforming branches. In 2007, he became director of sales, responsible for the entire Coastal sales team. In 2012, he was named Chief Executive Officer of Coastal. As Chief Executive Officer, he oversaw three acquisitions and three greenfield openings, and completed a major rebranding effort. Mr. Harrell earned a Bachelor of Science from the School of Business & Accountancy at Wake Forest University.

Jason L. Taylor	Mr. Taylor has served as President of the West Division since 2020. Mr. Taylor began his career with Beacon in 2011. During his tenure with the Company, he has held the roles of Regional Manager, Regional Vice President for the Pacific Region and Vice President, Sales for the West Division. Prior to joining Beacon, Mr. Taylor was Vice President at AlixPartners LLP, a consulting firm specializing in turnarounds. Mr. Taylor received a Bachelor of Science degree in Business Administration from the University of California, Berkeley and holds an MBA from Harvard Business School.

DIRECTORS
Directors are elected each year at the Annual Meeting of Stockholders. Each director holds office until his or her successor has been duly elected and qualified or the director’s earlier resignation, death, or removal. All current directors were elected by shareholders at the Company’s 2024 Annual Meeting of Stockholders. There are no family relationships between any of our directors or executive officers.
The following sets forth certain information about our directors.

STUART A. RANDLE Independent Chair Director since: Feb. 2006 Age: 65 Committees: None Other Current Public Company Directorships: Teleflex Incorporated (NYSE: TFX)

In 2019, Mr. Randle retired from his role as the Chief Executive Officer of Ivenix, a privately held medical technology company. He is a director of Teleflex Incorporated, a publicly traded provider of specialty medical devices, where he serves as chairman of its compensation committee and a member of its nominating & governance committee. He previously served as a director of Comera Life Sciences, Inc., a publicly traded life sciences company, and Flex Pharma, Inc., a publicly traded biotechnology company that merged with Salarius Pharmaceuticals in 2019. From 2004 to 2014, Mr. Randle served as President, Chief Executive Officer and director of GI Dynamics, a healthcare company. Previously, Mr. Randle was an Entrepreneur-in-Residence for Advanced Technology Ventures, a healthcare and IT venture capital firm. From 1998 to 2001, he was President, Chief Executive Officer and a director of Act Medical, Inc., and prior to that spent a combined ten years with Baxter Healthcare and its spin-off, Allegiance, in a variety of senior roles, including six years in the distribution business. Mr. Randle holds a BS in mechanical engineering from Cornell University and an MBA from the Kellogg Graduate School of Management, Northwestern University.

Director Qualifications: Mr. Randle’s executive and director experience, including success in growth situations, has been a valuable asset to our growth strategy.

JULIAN G. FRANCIS President and CEO, Not Independent Director since: August 2019 Age: 58 Committees: None Other Current Public Company Directorships: None

Mr. Francis has served as Beacon’s President and Chief Executive Officer since August 2019. Prior to Beacon, Mr. Francis was the President of the Insulation Business at Owens Corning, a global leader in insulation, roofing and fiberglass composite materials, since October 2014. Mr. Francis led Owens Corning’s largest business segment, with over $2.7 billion in revenue in 2018, to significant sales and EBIT growth in each of the preceding three years. From 2012-2014, he served as Vice President and General Manager for Owens Corning’s Residential Insulation Business. Mr. Francis also has served as Vice President and Managing Director for Owens Corning’s Glass Reinforcements, Americas, in the Composite Solutions Business. Prior to joining Owens Corning, Mr. Francis was Vice President and Publishing Director at Reed Business Information, a $2.5 billion global leader in publishing, information, and marketing services. Prior to joining Reed, Mr. Francis spent 10 years at USG Corporation rising through the marketing, strategy, and general management ranks. He last served as Vice President, Marketing, where he created the overall strategy for USG’s manufacturing business. Mr. Francis earned his bachelor’s degree in mathematics and his doctorate in materials engineering at Swansea University in the United Kingdom and earned his MBA at DePaul University.

Director Qualifications: Mr. Francis has over 20 years of experience in the building materials industry, with a unique blend of executive and operational experience. We believe that it is important that the Chief Executive Officer be an integral part of our Board’s decision-making process.

MAJOR GENERAL (RET.) BARBARA G. FAST Independent Director since: October 2018 Age: 71 Committees: Audit, N&G Other Current Public Company Directorships: None

Major General Fast is the President/CEO of BGF Enterprises, LLC. She is currently a strategic advisor for the Sierra Nevada Corporation, a privately held aerospace engineering firm. She serves on the Strategic Advisory Boards of Axellio, Inc., a privately owned network intelligence platforms company, and Huvr Inc., a privately owned virtual platform company. She serves on the Board of Directors for UltraViolet, a private equity backed cybersecurity firm. She previously provided consulting services for and was a board director of Radiance Technologies, Inc. (2019-2022), an employee-owned engineering services firm. Major General Fast was also a director of American Public Education, Inc. (Nasdaq: APEI), a for-profit education company, from 2009 to 2021, serving as Chair for five of those years. She also served as Chair of APEI’s subsidiary Hondros College of Nursing from 2016 to 2021. From 2011 to 2016, she served as Senior Vice President, Army Defense and Intelligence Programs, then Senior Vice President, Strategic Engagements for CGI Federal (Nasdaq: GIB), an information technology and consulting services firm. She also previously served as Vice President, Cyber and Information Solutions for The Boeing Company (NYSE: BA), a leading manufacturer of commercial jetliners and defense, space, and security programs. Major General Fast retired from the U.S. Army in 2008 after over 32 years of service during which she held a variety of key command and staff positions. Major General Fast holds a Bachelor of Science in Education (German and Spanish) from the University of Missouri, a Master of Science in Business Administration from Boston University, and Honorary Doctorate degrees from Central Missouri State University and American Military University. She is also a graduate of the Army War College.

Director Qualifications: Major General Fast’s unique cybersecurity expertise, deep public company executive and corporate governance experience, and tremendous leadership skills developed over her long and distinguished military and private sector careers have been valuable assets to our growth initiatives, particularly our leading e-commerce platform.

ALAN GERSHENHORN Independent Director since: May 2015 Age: 66 Committees: Comp., N&G (Chair) Other Current Public Company Directorships: None

Mr. Gershenhorn previously served as the Executive Vice President and Chief Commercial Officer of United Parcel Service, Inc. (“UPS”), the world’s largest package delivery company, through June 2018. At UPS, Mr. Gershenhorn directed strategy, mergers and acquisitions, marketing, sales, public affairs, communications, and key growth strategies globally across the organization. He served as a member of the UPS Management Committee, which directs global strategy and the day-to-day operations, for over a decade, and led numerous transformational programs during his 39-year tenure. Mr. Gershenhorn previously served in several significant UPS leadership positions with both global and regional responsibilities, including Chief Sales and Marketing Officer, Senior Vice President and President UPS International; President UPS Supply Chain Solutions Global Transportation and Shared Services; President UPS Supply Chain Solutions Europe, Asia, Middle East and Africa; and President UPS Canada. Mr. Gershenhorn currently serves on the boards of Transportation Insight and OTR Solutions, which are privately held enterprise logistics companies, and acts in an advisory role to 8VC, a venture capital firm. Mr. Gershenhorn previously served as the Chairman and Chief Executive Officer of Logistics Innovation Technologies Corp., a publicly traded special purpose acquisition company which focused on opportunities in the global logistics industry, from 2021 to 2023. He also previously served on the boards of Cargojet Inc., a Toronto Stock Exchange listed company, and Ascend Transport Group and Worldwide Express, both of which are privately held logistics providers. Mr. Gershenhorn holds a degree in finance from the University of Houston.

Director Qualifications: Mr. Gershenhorn has extensive operational and functional experience, particularly in supply chain, logistics, e-commerce, and strategy and marketing, which has been extremely valuable for our growth and the development of new and more efficient and effective ways to serve our customers.

MELANIE M. HART Independent Director since: October 2022 Age: 52 Committees: Audit, Comp. Other Current Public Company Directorships: None

Ms. Hart currently serves as Senior Vice President, Chief Financial Officer and Treasurer of Pool Corporation (Nasdaq: POOL) (“PoolCorp”)¸ the world’s largest wholesale distributor of swimming pool supplies and outdoor living products. Ms. Hart was named CFO in 2021 and previously served as PoolCorp’s Chief Accounting Officer and Corporate Controller from 2008 to 2021, including Vice President beginning in 2019, Corporate Controller from 2007 to 2008, and Senior Director of Corporate Accounting from 2006 to 2007. Prior to joining PoolCorp in 2006, Ms. Hart spent twelve years in the Assurance and Advisory Business Services Group at Ernst & Young. Ms. Hart earned a Bachelor of Science degree in Accounting from the University of New Orleans and graduated from the General Management Program at the Wharton School of Business. She is a certified public accountant and National Association of Corporate Directors (NACD) Directorship Certified.

Director Qualifications: Ms. Hart’s experience as a senior executive at a distribution-focused company and past experience at a major accounting firm has provided value in our financial reporting and financial oversight responsibilities.

RACQUEL H. MASON Independent Director since: Feb. 2023 Age: 55 Committees: Comp., N&G Other Current Public Company Directorships: None

Ms. Mason was appointed President — North America of LIPTON Teas and Infusions, the world's leading purveyor of quality teas and herbal infusions, in June 2023. She previously served as Executive Vice President and Chief Marketing Officer at Elanco Animal Health Incorporated, a provider of animal health products and services, from April 2020 to January 2022. Prior to that, Ms. Mason was employed at the Coca-Cola Company for 14 years, most recently serving from 2018 to 2020 as Senior Vice President and General Manager for the McDonald’s Division USA. Earlier at Coca-Cola, she held the consecutive roles of Vice President, Sprite and Sparkling Flavors & Multicultural Marketing, and Vice President, Coca-Cola and Coke Zero brands. Earlier in her career, Ms. Mason held positions of increasing responsibility in brand management and marketing with Procter & Gamble, Johnson & Johnson, Ahold and Abbott Laboratories. She currently serves as a member of the board of directors of NeilsenIQ, a leading consumer intelligence company. Ms. Mason earned a Bachelor of Science degree in Economics from The Wharton School at the University of Pennsylvania and a master’s degree in Business Administration from the Kellogg Graduate School of Management at Northwestern University.

Director Qualifications: Ms. Mason’s experience as an executive and in management positions focused on marketing, brand management and e-commerce platforms at product manufacturing and distribution companies has provided value in executing on our growth strategy.

ROBERT M. MCLAUGHLIN Independent Director since: June 2016 Age: 68 Committees: Audit (Chair), Comp. Other Current Public Company Directorships: None

Mr. McLaughlin is the former Senior Vice President and Chief Financial Officer of Airgas, Inc., the nation’s leading single-source supplier of gases, welding and safety products. Mr. McLaughlin served in that position from 2006 until his retirement in 2016, after serving as Airgas’s Vice President and Controller since joining Airgas in 2001. Previously, he was Vice President-Finance for Asbury Automotive Group, a multibillion-dollar automotive retailer, after serving as Vice President of Finance and in other financial management roles with Unisource Worldwide, Inc., a multibillion-dollar international paper and industrial supply distribution company. Prior to Unisource, he had a thirteen-year career with Ernst & Young. Mr. McLaughlin previously served on the board of publicly traded Axalta Coating Systems Ltd., a global leader in the development, manufacture and sale of liquid and powder coatings, where he was the chairman of their audit committee and served on their compensation committee. Mr. McLaughlin earned his bachelor’s degree in accounting from the University of Dayton.

Director Qualifications: Mr. McLaughlin’s deep experience as a senior executive in financial management for multibillion-dollar distribution firms has provided value in pursuing growth opportunities.

EARL NEWSOME, JR. Independent Director since: March 2021 Age: 62 Committees: Audit, N&G Other Current Public Company Directorships: None

Mr. Newsome is currently Chief Information Officer of Cummins Inc., a global power leader that designs, manufactures, sells, and services diesel and alternative fuel engines. Previously, he served as Chief Information Officer, Americas IT for Linde PLC, a global industrial gases and engineering firm formed by the merger of Linde and Praxair, Inc. until March 2021. Prior to the merger, he served as Global Chief Information Officer and Vice President of Praxair from May 2016 to March 2019. Prior to joining Praxair, he was Corporate Chief Information Officer and Vice President, Digital at TE Connectivity, a producer of highly engineered connectivity and sensing products, where he built a world-class IT organization that accelerated each business unit’s success. Mr. Newsome also previously served as Vice President, Global IT Services at Estée Lauder, and as Senior Director, Strategy and Integration and Global Operations, for Bowne & Co. Earlier in his career, Mr. Newsome served as VP and Chief Information Officer of Owens-Illinois and was Partner at Deloitte & Touche. Mr. Newsome currently serves on the board of First Independence Bank and First Independence Corporation, a bank and related bank holding company. Mr. Newsome previously served on the board of publicly traded Atmus Filtration Technologies Inc., a global leader in filtration solutions for on-highway and off-highway original equipment manufacturers, where he was a member of the nominating and governance committee Mr. Newsome was Captain in the U.S. Army and received his Bachelor of Science in Computer Science from the United States Military Academy at West Point.

Director Qualifications: Mr. Newsome’s strategic vision and broad IT/cybersecurity expertise has helped us align technology with business requirements in our growth initiatives, particularly our leading e-commerce platform.

NEIL S. NOVICH Independent Director since: July 2012 Age: 70 Committees: Audit, N&G Other Current Public Company Directorships: Hillenbrand, Inc. (NYSE: HI); W.W. Grainger, Inc. (NYSE: GWW)

Mr. Novich is the former Chairman, President and Chief Executive Officer of Ryerson Inc., a global metals distributor and fabricator. He joined Ryerson in 1994 as Chief Operating Officer, was named President and Chief Executive Officer in 1996, and was additionally appointed Chairman in 1999. He remained Chairman and Chief Executive Officer until 2007, when the company was sold. Prior to his time at Ryerson, Mr. Novich spent 13 years with Bain & Company, an international management consulting firm, where he was a partner. Mr. Novich currently serves on the boards of publicly traded Hillenbrand, Inc., a global diversified industrial company, where he is chairman of the audit committee and a member of the nominating/corporate governance committee and the mergers and acquisitions committee, and W.W. Grainger, Inc., an industrial supplies and equipment provider, where he is a member of the audit committee and the board affairs & nominating committee. He was formerly a director of publicly traded Analog Devices, Inc. Mr. Novich has a bachelor’s degree in physics from Harvard University and master’s degrees in both nuclear engineering and management from the Massachusetts Institute of Technology.

Director Qualifications: Mr. Novich understands the critical success factors for executive management of a public corporation, including corporations focused on distribution. He has excellent financial knowledge and extensive board and managerial experience, including many years as a chairman.

DOUGLAS L. YOUNG Independent Director since: October 2014 Age: 62 Committees: Comp. (Chair), N&G Other Current Public Company Directorships: None

Mr. Young retired as Executive Vice President of Lennox International Inc., a global leader in the climate control industry, in July 2023. Mr. Young joined Lennox in 1999 and served as the President and Chief Operating Officer of Lennox’s Residential Heating and Cooling Segment from 2006 through 2022. Mr. Young had previously served as Vice President & General Manager of North American Residential Products since 2003 and as Vice President & General Manager of Lennox North American Residential Sales, Marketing, & Distribution from 1999-2003. Prior to his career with Lennox, Mr. Young was employed in the Appliances division of GE, where he held various management positions before serving as General Manager of Marketing for GE Appliance division’s retail group from 1997-1999 and as General Manager of Strategic Initiatives in 1999. Mr. Young serves on the board of K&N Engineering, Inc., a privately held automotive filtration manufacturing company. He holds a BSBA from Creighton University and an MS in Management from Purdue University.

Director Qualifications: Mr. Young’s executive experience has been a valuable resource on issues involving sales, marketing, finance, product development, distribution and compensation.

CODE OF ETHICS AND INSIDER TRADING POLICY
We have adopted the Beacon Roofing Supply, Inc. Code of Ethics and Business Conduct (the “Code of Ethics”), a code of ethics that applies to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and any other persons performing similar functions. The Code of Ethics is available on our website at www.becn.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or any other persons performing similar functions, we will disclose the nature of such amendment or waiver on our website within four business days.

As part of our commitment to ethical business conduct, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and other designated persons, as well as by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our Insider Trading Policy and related Guidelines for Rule 10b5-1 Trading Plans were filed as Exhibits 19.1 and 19.2 to our Original Form 10-K.

AUDIT COMMITTEE
We have a separately-designated standing Audit Committee of the Board. The Audit Committee is currently composed of Ms. Fast, Ms. Hart, Mr. Newsome and Mr. Novich, with Mr. McLaughlin acting as Audit Committee Chair.
Each director serving on the Audit Committee is independent under Nasdaq listing standards (as adopted under SEC rules), meets the independence criteria prescribed by applicable law and the rules of the SEC for Audit Committee membership, and meets Nasdaq’s financial knowledge requirements. The Board has determined that Mr. McLaughlin, Mr. Novich and Ms. Hart are “audit committee financial experts” as that term is defined in Regulation S-K promulgated by the SEC.
ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis provides detail on the Company’s compensation for our Chief Executive Officer, each individual who served as our Chief Financial Officer during Fiscal Year 2024, and the three other most highly compensated executive officers (collectively, our “NEOs”), including the overall objectives of our compensation program, each element of compensation provided, and an explanation of the reasons for the compensation decisions we have made for these individuals with respect to Fiscal Year 2024.
Our NEOs for Fiscal Year 2024 are:
•Julian G. Francis, our President and Chief Executive Officer;
•Prithvi S. Gandhi, our Executive Vice President and Chief Financial Officer;
•Jason L. Taylor, our President, West Division;
•Jonathan S. Bennett, our President, North Division (formerly our Executive Vice President and Chief Commercial Officer);
•James J. Gosa, our former Executive Vice President and Chief Commercial Officer (formerly our President, North Division);
•Carmelo Carrubba, our former Interim Chief Financial Officer; and
•Frank A. Lonegro, our former Executive Vice President and Chief Financial Officer.
In early Fiscal Year 2024, Mr. Lonegro voluntarily resigned from the Company, and forfeited his unvested equity awards and Fiscal Year 2023 annual cash incentive. Mr. Lonegro was not entitled to severance upon his resignation. On January 8, 2024, the Company appointed Mr. Carrubba to serve as the Company’s Interim Chief Financial Officer, effective as of January 20, 2024, and he served in such role until Mr. Gandhi’s appointment as Executive Vice President and Chief Financial Officer, effective as of May 6, 2024.
During Fiscal Year 2024, Mr. Bennett served as the Company's Executive Vice President and Chief Commercial Officer and Mr. Gosa served as President, North Division. Effective January 1, 2025, Mr. Bennett assumed the position of President, North Division and Mr. Gosa assumed the position of Executive Vice President and Chief Commercial Officer. In March 2025, Mr. Gosa voluntarily resigned from the Company, and forfeited his unvested equity awards. Mr. Gosa was not entitled to severance upon his resignation.
Overview
The responsibilities of our Compensation Committee are to review our compensation and benefit plans for alignment with our objectives, recommend to the Board the annual compensation of our Chief Executive Officer, review our Chief Executive Officer’s recommendations on, and approve the compensation of our other NEOs, and make recommendations for adopting or changing major compensation policies and practices. The Compensation Committee also administers and approves equity awards under our stock plan and administers and approves awards to our NEOs under our cash incentive plan.

Objectives and Summary of Compensation Program
Our compensation practices are intended to attract, motivate and retain high performing executives in a competitive marketplace as well as align such executives’ total compensation with the long-term interests of our stockholders and the attainment of our annual and long-term financial goals. The program is designed to provide our NEOs with compensation that is industry competitive, internally equitable and commensurate with their skills, knowledge, experience, performance, results, and responsibilities.
The principal elements of compensation of our NEOs consists of base salary, annual cash incentives, and long-term equity incentive compensation in the form of Company stock options and restricted stock unit awards, as further described below:

Principal Element		Form	Objectives

Base Salary		Cash	•Hire and retain top-caliber talent through competitive base salaries •The only fixed pay component of executive compensation
Annual Cash Incentive		Cash
•Support pay-for-performance culture with clearly established goals and metrics
•Motivate and retain executives through the potential for significant cash compensation by achieving established goals that deliver stockholder value
•Designed to provide market competitive cash payouts for performance in key financial and operational metrics

Long-Term Equity	Performance-Based Awards	Performance-Based Restricted Stock Units
•Connect executive pay and the long-term success of the Company
•Metrics for performance-based annual grants are established for a three-year period and reward achievement of long term Adjusted EBITDA Margin Percentage and Organic Net Sales Growth goals

	Time-Based Awards	Stock Options and Time-Based Restricted Stock Units
• Align executives’ interests with those of shareholders
•Retain executives with time-based restricted stock unit grants
•Support Company Stock Ownership Guidelines that require meaningful stock ownership by executives.

Emphasis on Variable Pay
Approximately half of our Chief Executive Officer’s and nearly half of our other NEOs’ target compensation is at-risk compensation directly contingent on performance. Actual annual cash incentives and the annual performance-based restricted stock unit awards (excluding the A25 Performance Stock Units) as described above are subject to the achievement of pre-established performance requirements and designed to align pay to stockholder value. Base salary and other fixed elements of compensation are essential to any compensation program and enable the recruitment and retention of top talent. However, we believe that variable compensation for our most senior executives should be a material component of target compensation for our NEOs. Our 2024 NEO compensation reflects this philosophy. The following charts illustrate the target pay mix for our Chief Executive Officer and other NEOs (as an average) for Fiscal Year 2024:

Use of Consultants and Peer Group Data
The Company establishes executive compensation levels through evaluation of a comprehensive benchmarking analysis prepared every two years by Frederic W. Cook & Co., Inc. (“FW Cook”), an independent compensation consultant retained by the Compensation Committee. The Compensation Committee considered various factors bearing upon FW Cook’s independence and determined that FW Cook is independent and that its engagement did not present any conflicts of interest. FW Cook provides no other services to the Company.
Although the Company does not use strict numeric benchmarking to establish individual executive compensation levels, the Company takes into account the 25th percentile, median, and 75th percentile levels of compensation for similarly situated executives at the peer group companies used by the Compensation Committee to guide executive compensation decisions. Where direct comparisons are not available from the peer group, we utilize market-based executive pay survey data on similarly situated executives to help guide our decisions. Because job content, accountability, responsibility and performance criteria vary from one company to the next, our Compensation Committee uses the market data and median levels of similarly situated executives’ information as a guideline in exercising its discretion in determining compensation for our NEOs.
In reviewing and determining executive compensation levels for Fiscal Year 2024, FW Cook utilized a competitive market analysis completed in August 2023 from a peer group of distribution companies, most of which are of similar sales, earnings, market capitalization, number of employees, and complexity as the Company, in developing its recommendations for executive compensation to the Compensation Committee. Based on the review performed by FW Cook, and at its recommendation, the Compensation Committee utilized the following peer group in assessing our executive compensation for Fiscal Year 2024:

Applied Industrial Technologies, Inc. Boise Cascade Company Builders FirstSource, Inc. Core & Main, Inc. Fastenal Company GMS Inc. Henry Schein, Inc.	LKQ Corporation MRC Global Inc. MSC Industrial Direct Co., Inc. Owens & Minor, Inc. Patterson Companies, Inc. Pool Corporation	SiteOne Landscape Supply, Inc. TopBuild Corp. Univar Solutions Inc. Veritiv Corporation Watsco, Inc. W.W. Grainger, Inc. WESCO International, Inc.
For Fiscal Year 2024, the Compensation Committee updated the peer group to add Core & Main, Inc. and TopBuild Corp. The updated peer group was the result of FW Cook’s review of the current peer companies and other potential peer companies based on industry and similar revenues, market capitalization and other relevant metrics. The Compensation Committee used the peer group data as general guidance, together with other information such as general business trends, the competitiveness of the markets in which we operate, individual performance, and its own judgment in setting overall executive compensation.
Results of Say-on-Pay Vote
The Compensation Committee also considered the results of the then most recent stockholder advisory vote on our executive compensation held on May 17, 2023, at which over 99% of the votes cast supported the compensation of our NEOs. (Because our Compensation Committee typically establishes compensation early in the year, prior to our annual meeting, it reviews the previous year’s stockholder advisory vote when setting NEO compensation.) Subsequently, at the Company’s 2024 Annual Meeting, our stockholders approved the Company’s NEO compensation, with over 89% of the votes cast being voted in favor. Although the approval was advisory in nature, the Compensation Committee viewed the overwhelmingly positive response, along with the average support of 98% of votes cast in favor of the previous five advisory votes on NEO compensation, as confirmation that our stockholders generally believe that the pay of our NEOs is appropriately aligned with their performance and the performance of the Company as well as the interests of our stockholders. Accordingly, the Compensation Committee did not make any changes to our executive compensation program in response to the results of such advisory vote at the Company's 2024 Annual Meeting.
Base Salaries
The first element of our compensation program is base salary. Each year, our Board evaluates the performance of our Chief Executive Officer, and the Compensation Committee considers the Board’s evaluation in determining an appropriate overall compensation package for our Chief Executive Officer. The Compensation Committee recommends the salary of our Chief Executive Officer to the full Board in light of that evaluation and other factors described below. Base salaries of our NEOs other than the Chief Executive Officer are set annually by the Compensation Committee, taking into account the recommendations of the Chief Executive Officer.
The Compensation Committee considers a number of factors when evaluating our Chief Executive Officer’s recommendations regarding base salaries for our other NEOs. Periodically, the Compensation Committee reviews industry-specific compensation surveys that provide detailed information regarding the compensation practices of industry peers, competitors and companies of similar market value and revenue. The Compensation Committee also considers the compensation recommendations provided by FW Cook. Other information that the Compensation Committee deems relevant, such as general business trends, the competitiveness of the markets in which we operate and special circumstances also may be considered in its evaluation.
Based on such process, Mr. Francis’ base salary of $950,000 was maintained by the Compensation Committee for Fiscal Year 2024. The Compensation Committee considered the following quantitative and qualitative factors in evaluating our Chief Executive Officer’s performance and setting his compensation: the Company’s performance and relative total stockholder return, the value of Mr. Francis’ leadership, the compensation plans of chief executive officers of comparable companies, and the recommendation of our independent compensation consultant.
The base salary of each other NEO is recommended by our Chief Executive Officer to the Compensation Committee after evaluating each NEO’s performance over the year in consideration of (i) the Company’s overall financial performance, (ii) the individual’s performance and contributions to the Company during the preceding year, (iii) industry and peer company compensation data and (iv) other relevant factors (for example, market conditions). Based on such process, the following base salaries were approved by the Compensation Committee for Fiscal Year 2024:

Fiscal Year 2024 Base Salaries
Name and principal position[1]	Base Salary ($)
Prithvi S. Gandhi[2] Executive Vice President and Chief Financial Officer	$560,000
Jason L. Taylor President, West Division	$500,000
Jonathan S. Bennett President, North Division	$600,000
James J. Gosa Former Executive Vice President and Chief Commercial Officer	$500,000

1.Mr. Carrubba’s base salary for Fiscal Year 2024 of $370,000 was set by the CEO prior to, and independent of, his appointment as Interim Chief Financial Officer. Mr. Lonegro resigned prior to the date in which our Chief Executive Officer recommended NEO base salary levels to the Compensation Committee.
2.Mr. Gandhi’s base salary was established in connection with his hiring in May 2024 and was based on a review of industry and peer company compensation data with consideration for his pay at his previous employer.
Annual Cash Incentives
The second element of our compensation program is an annual cash incentive. Annual cash incentives are a significant component of executive compensation, reflecting the Company’s belief that management’s contribution to long-term stockholder returns (via increasing stock price) comes from increasing current earnings and asset utilization and properly preparing the Company for future earnings growth. We believe these incentives play a key role in enabling us to attract, retain and motivate our employees.
For performance-based compensation, the annual cash incentive performance goals are based on earnings before interest, income taxes, depreciation and amortization, stock-based compensation, acquisition costs, and restructuring costs (“Adjusted EBITDA”, which is a non-GAAP financial measure), as further adjusted to exclude the financial results of acquisitions not completed at the time budgets are established (“AEBITDA”) and operating working capital as a percentage of net sales (“Operating Working Capital”), as well as an individual performance component. The numerator in the Operating Working Capital calculation is defined as inventory plus accounts receivable less accounts payable. The Operating Working Capital calculation is based on thirteen (13)-month average Operating Working Capital divided by trailing twelve (12)-month net sales, as reported in the Company’s consolidated financial statements in the Original Form 10-K. The long-term equity incentive compensation plan performance goals are Adjusted EBITDA margin percentage, defined as Adjusted EBITDA as a percent of fiscal year net sales (“Adjusted EBITDA Margin Percentage”), and organic net sales growth, defined as the rate of organic net sales growth of new and existing branches over the fiscal year (“Organic Net Sales Growth”). For purposes of the long-term equity compensation plan goals, Organic Net Sales Growth excludes net sales growth from acquired branches until they have been under ownership for at least four full fiscal quarters at the start of the reporting period.

For Fiscal Year 2024, under the terms of our annual cash incentive plan, a target incentive amount was set for each participant. Those amounts are set forth below in the 2024 Grants of Plan-Based Awards table under the heading “Estimated future payouts under non-equity incentive plan awards—Target.”
The incentives for our NEOs were based on the following: (i) 60% on a Company-wide AEBITDA target for Messrs. Francis, Gandhi, and Bennett, 70% on a Company-wide AEBITDA target for Mr. Carrubba, and 60% on a division AEBITDA target for Messrs. Gosa and Taylor, with Mr. Gosa’s incentive based on the North Division target and Mr. Taylor's incentive based on the West Division target; (ii) 20% on a Company-wide Operating Working Capital target for Messrs. Francis, Gandhi, Bennett, Gosa and Taylor; and (iii) 20% (30% for Mr. Carrubba) on qualitative performance evaluations of strategic performance goals (“individual goals”).
The following table shows potential payouts for all NEOs, except Mr. Carrubba, for each of the three targets at threshold, target and maximum, both as a percentage of the incentive related to the individual target and as a percentage of the total incentive:

AEBITDA (Weighted at 60% in the Annual Cash Incentive Plan)
	Achievement Level
	Threshold (Corporate: $80M below Target / Division: $30M below Target)	Target	Maximum (Corporate: ≥$100M above Target /Division: ≥ $40M above Target)
Payout as Percentage of AEBITDA Target	50%	100%	200%
Payout as Percentage of Total Incentive	30%	60%	120%

Operating Working Capital (Weighted at 20% in the Annual Cash Incentive Plan)
	Achievement Level
	Threshold (≤75 basis points above Target)	Target	Maximum (≥75 basis points below Target)
Payout as Percentage of Operating Working Capital Target	20%	100%	200%
Payout as Percentage of Total Incentive	4%	20%	40%

Individual Goals (Weighted at 20% in the Annual Cash Incentive Plan)
	Achievement Level
	Threshold	Target	Maximum
Payout as Percentage of Individual Goals Target	Payouts below target for achievement below expectations may range as low as 0% payout	100%	200%
Payout as Percentage of Total Incentive	Payouts below target for achievement below expectations may range as low as 0% payout	20%	40%
Mr. Carrubba’s incentive is based on the same threshold, target and maximum in the table above but is weighted 70% for AEBITDA and 30% for individual goals.
Payouts between threshold achievement and target achievement and between target achievement and maximum achievement are adjusted on the basis of straight-line interpolation (except for individual goals).
The Chair of the Compensation Committee, in consultation with our Board Chair and each other member of the Board, performs the individual goal evaluations of our Chief Executive Officer, and our Chief Executive Officer performs the individual goal evaluations of the remaining NEOs. In each case, the results are then presented to and discussed with the Compensation Committee, and in the case of the Chief Executive Officer, presented to and discussed with the Board.
For the Fiscal Year 2024 annual cash incentive plan, the Company achieved a Company-wide AEBITDA of approximately $905.2 million compared to the established target of $950.0 million. For Fiscal Year 2024, the North Division achieved AEBITDA of $310.9 million compared to the established target of $304.5 million. For Fiscal Year 2024, the West Division achieved AEBITDA of $423.9 million compared to the established target of $402.0 million. For Fiscal Year 2024, the Company achieved an Operating Working Capital as a percent of trailing twelve (12)-month sales of 18.20%, compared to an established target of 17.15%, 105 basis points worse than target. Our Board established the Fiscal Year 2024 Company and division AEBITDA targets and the Operating Working Capital target as part of the Company’s budget and long-range planning process, which includes but is not limited to a review of historical and expected growth, profit margin and working capital management rates. The targets were set at the beginning of Fiscal Year 2024 and the Board believed at the time that it would require a high degree of execution of the business plan to attain these goals. Based on actual AEBITDA results, each participant with Company-wide responsibilities earned 72% of the AEBITDA portion of their target incentive and each participant with divisional responsibilities earned the percentage of the AEBITDA portion of their target incentive set forth in the table below. Based on the Company’s actual Operating Working Capital results, each participant earned 0% of the Operating Working Capital portion of his target incentive.
In addition to the duties and responsibilities associated with his executive position, each of our NEOs is assigned specific individual goals in order to qualify for part or all of the remaining portion of his target incentive amount. If the goal objectives are exceeded, each NEO can receive an additional incentive. Total incentives earned for Fiscal Year 2024, including the executive’s achievement of individual goals, are described in the table below and are set forth in the Fiscal Year 2024 Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation”.

Fiscal Year 2024 Annual Cash Incentive Payout (AIP)
		Financial Goals
		AEBITDA			Operating Working Capital as % of Sales			Individual Goals			Total
Name[1]	Target AIP	Weight	Payout %	Payout	Weight	Payout %	Payout	Weight	Payout %	Payout	Actual AIP	Payout as % of Target
Julian G. Francis	$1,187,500	60%	72%	$512,715	20%	0%	$0	20%	100%	$237,500	$750,215	63%
Prithvi S. Gandhi[2]	$281,148	60%	72%	$121,388	20%	0%	$0	20%	100%	$56,230	$177,618	63%
Jason L. Taylor	$375,000	60%	155%	$348,008	20%	0%	$0	20%	100%	$75,000	$423,008	113%
Jonathan S. Bennett	$360,000	60%	72%	$155,434	20%	0%	$0	20%	100%	$72,000	$227,434	63%
James J. Gosa	$375,000	60%	112%	$252,945	20%	0%	$0	20%	100%	$75,000	$327,945	87%
Carmelo Carrubba	$148,000	70%	72%	$74,551	0%	0%	$0	30%	100%	$44,400	$118,951	80%

1.Mr. Lonegro forfeited his eligibility for a cash incentive payout upon his resignation.
2.Mr. Gandhi’s target and actual cash incentive payout for Fiscal Year 2024 were pro-rated based on his start date.
The individual goals for each NEO pursuant to our Fiscal Year 2024 annual cash incentive plan were as follows:
Mr. Francis’ specific individual goals were:
•continue to develop a higher level of company-wide safety commitment and awareness;
•drive the Company’s financial performance to deliver improved analyst ratings and valuation multiple of the Company’s stock;
•accelerate the execution the Ambition 2025 plan;
•lead the design and implementation of key operational leader assessment and development programs; and
•continuously advance the Company’s social responsibility and safety agenda.
Mr. Gandhi’s specific individual goals were:
•drive the Company’s financial performance to deliver improved analyst ratings and valuation multiple of the Company’s stock;
•deliver on the Company’s return on capital and capital allocation objectives; and
•continuously advance the Company’s corporate social responsibility and safety programs.
Mr. Bennett’s specific individual goals were:
•improve gross margins through the continuing implementation of the Company's pricing strategy;
•lead the achievement of organic sales growth goals by developing the next phase of the Company's long-term sales strategy;

•accelerate the expansion of the commercial product line business and national accounts; and
•continuously advance the Company’s corporate social responsibility and safety programs.
Mr. Taylor’s specific individual goals were:
•continue the execution of above market growth strategies in division footprint;
•improve gross margins through the continuing implementation of the Company’s pricing model and operational productivity initiatives; and
•continuously advance the Company’s corporate social responsibility and safety programs.
Mr. Gosa’s specific individual goals were:
•continue the execution of above market growth strategies in division footprint;
•improve gross margins through the continuing implementation of the Company’s pricing model and operational productivity initiatives; and
•continuously advance the Company’s corporate social responsibility and safety programs.
Mr. Carrubba’s specific individual goals were:
•lead the process to develop the Company's next long-term strategic plan;
•continue to measure and drive, in collaboration with the CEO, the achievement of the Ambition 2025 plan; and
•further develop the processes supporting the Company's enterprise risk management activities.
Each of the above NEO’s respective specific individual management objectives reflect our focus on continued growth and improvement in execution over our past performance. The Compensation Committee, led by Mr. Young, in consultation with Mr. Randle and each other member of our Board, reviewed the level of achievement of Mr. Francis’ specific individual management objectives set forth above. Mr. Francis reviewed the level of achievement of Messrs. Gandhi, Bennett, Taylor, Gosa, and Carrubba’s specific individual management objectives set forth above and reported his recommendations to the Compensation Committee. After careful consideration of the outcomes, the Compensation Committee recommended to the Board the payment of the incentive awards in the amounts set forth in the table above and in the Fiscal Year 2024 Summary Compensation Table under the heading “Non-equity incentive plan compensation.”
Long-Term Equity Incentive Compensation
The third element of our compensation program is long-term equity incentive compensation. Equity incentive compensation is intended to more closely align total compensation with the long-term financial interests of our stockholders. The equity incentive compensation component of our compensation program is based upon awards of stock options and other stock awards. The disclosure below describes our 2024 executive compensation program and the original terms of the awards. Pursuant to the terms of the Merger Agreement, immediately prior to the effective time of the merger between the Company and Merger Sub, each employee equity award will be converted into corresponding QXO equity awards (and, with respect to each performance-based restricted stock unit award, with the performance-based vesting condition deemed satisfied at target and being converted into an award of QXO restricted stock units for which vesting is solely based on service-based conditions).
Our Compensation Committee administers our stock plan. The purpose of the stock plan is to advance the interests of our stockholders by aligning compensation to the long-term performance results of the Company by:
•providing directors, officers, and employees with additional incentives determined by the achievement of long-term financial and strategic objectives;
•encouraging stock ownership by directors, officers and employees;
•aligning the interests of officers and employees to remain with the Company or its affiliates; and
•attracting new employees, officers and directors to the Company or its affiliates.
In determining whether to grant stock options and/or other stock awards, and, if so, how many to grant to eligible persons under our stock plan, each individual’s past performance and contribution to the Company is considered, as well as that individual’s expected ability to contribute to the Company in the future along with market data and the quantitative analysis of peer group company stock awards provided by FW Cook. These performance assessments are not intended to be rigid or formulaic, but rather to serve as the framework upon which the Chief Executive Officer evaluates the executive’s overall past performance and expected contributions.
The above evaluation provides the basis for the Chief Executive Officer’s recommendation to the Compensation Committee of equity incentive compensation for each NEO. The Compensation Committee meets with the Chief Executive Officer and discusses the Chief Executive Officer’s recommendations before meeting separately in executive session to discuss the Chief Executive Officer’s and FW Cook’s recommendations and making a final determination of the equity incentive compensation to the NEOs. The Compensation Committee applies similar factors in determining the equity incentive compensation to the Chief Executive Officer.
Since the Company’s initial public offering and through Fiscal Year 2024, non-qualified stock options have been granted to key members of management at an exercise price equal to the closing price of the Company’s common stock as reported by Nasdaq on the date of grant. Accordingly, grants of stock options will produce value only if there are increases in the underlying stock price. In fiscal year 2011, we began issuing performance-based restricted stock unit awards to certain key members of management. Beginning in fiscal year 2014, we also began issuing time-based restricted stock unit awards to certain key members of management. Similar to stock options, we believe that restricted stock unit awards reward performance because the value of the stock is linked to our Company’s long-term performance. The Compensation Committee believes that time-based and performance-based restricted stock unit awards can play an important retentive and motivational role that stock options alone may not.
On March 6, 2024, the Compensation Committee authorized awards of stock options, time-based restricted stock units and annual performance-based restricted stock units to the then-serving NEOs. Mr. Gandhi’s annual equity awards were granted to him in connection with his appointment as Chief Financial Officer in May 2024. Awards were granted to our NEOs using the considerations described above, including target value recommendations from FW Cook, who reviewed peer group data and took into consideration the value of NEO equity awards in prior years. Of that target value, and pursuant to the guidelines approved by our Board, approximately 50% of the target value was granted in the form of performance-based restricted stock units, approximately 25% in time-based restricted stock units and approximately 25% in stock options. Under this methodology, the awards to each of our NEOs were as follows:

Annual Long-Term Equity Incentive Awards
Name	# of Stock Options	# of Time- Vested Restricted Stock Units	# of Annual Performance- Vested Restricted Stock Units	Total # of Restricted Stock Units
Julian G. Francis	26,508	12,552	25,103	37,655
Prithvi S. Gandhi	2,722	2,498	2,602	5,100
Jason L. Taylor	4,664	2,208	4,417	6,625
Jonathan S. Bennett	4,664	2,208	4,417	6,625
James J. Gosa	4,664	2,208	4,417	6,625
Carmelo Carrubba	1,555	2,180	1,178	3,358
See the table “Fiscal Year 2024 Grants of Plan-based Awards” under “Executive Compensation” below for the grant date fair value of these awards.
As a result of Mr. Lonegro's termination of employment on February 2, 2024, all his outstanding equity incentive awards were forfeited, and he received no Fiscal Year 2024 long-term equity incentive awards. As a result of Mr. Gosa’s termination of employment on March 20, 2025, all his outstanding equity awards were forfeited, including his Fiscal Year 2024 long-term equity incentive awards.
The stock option awards granted to our then-serving NEOs in March 2024 had an exercise price of $84.90, vest one-third annually which starts on the first anniversary of the grant (March 6, 2025) and expire on the tenth anniversary of the date of grant, or March 6, 2034. The stock option award granted to Mr. Gandhi in connection with his appointment as Chief Financial Officer had an exercise price of $96.09, vests one-third annually which starts on the first anniversary of the grant (May 17, 2025) and expires on the tenth anniversary of the date of grant, or May 17, 2034. The time-based restricted stock unit awards granted to our NEOs on March 6, 2024 (or May 17, 2024, with respect to Mr. Gandhi), will vest and convert into common shares upon the third anniversary of the date of grant.
The annual performance-based restricted stock unit awards granted to our NEOs will vest and convert after March 6, 2027 (except for Mr. Gandhi, whose awards will vest and convert after May 17, 2027), subject to the Company achieving certain Adjusted EBITDA

Margin Percentage and Organic Net Sales Growth targets, each weighted at 50%, established on the grant date for the fiscal years ended December 31, 2024, 2025 and 2026 (each a “component year”). Our Board established the Adjusted EBITDA Margin Percentage and Organic Net Sales Growth targets as part of the Company's budget and long-range planning process, which includes but is not limited to a review of historical and expected financial performance. The targets were set at the beginning of Fiscal Year 2024 and the Board believed at the time that it would require a high degree of execution of the business plan to attain these goals.
The following table shows the percentage of the total of the award that can be earned for each metric for each component year of the three-year period, at threshold, target and maximum, as well as totals for each metric and combined totals for the three-year period:

Adjusted EBITDA Margin Percentage Metric
Component Year	Threshold (1 percentage point below Target)	Target	Maximum (≥1 percentage point above Target)
2024	3.33%	16.66%	33.33%
2025	3.33%	16.66%	33.33%
2026	3.33%	16.66%	33.33%
Total	10%	50%	100%
Organic Net Sales Growth Metric
Component Year	Threshold (2 percentage points below Target)	Target	Maximum (≥2 percentage points above Target)
2024	3.33%	16.66%	33.33%
2025	3.33%	16.66%	33.33%
2026	3.33%	16.66%	33.33%
Total	10%	50%	100%
Combined Total	20%	100%	200%
For the Adjusted EBITDA Margin Percentage metric, achievement of a target between one percentage point below target and target, and between target and one percentage point above target will be adjusted on the basis of straight-line interpolation. For the Organic Net Sales Growth metric, achievement of a target between two percentage points below target and target, and between target and two percentage points above target, will be adjusted on the basis of straight-line interpolation.
Due to the change in our fiscal year end from September 30 to December 31, our performance-based restricted stock unit awards for Fiscal Year 2022 were made in March 2022, and accordingly no performance-based restricted stock unit awards were scheduled to vest in Fiscal Year 2024.
In 2022, in connection with the Company’s Ambition 2025 strategic plan, and to further align executives and managers at various levels of the Company with long-term stockholder returns (a priority set forth in the Ambition 2025 strategic plan), the Compensation Committee authorized awards of performance-based restricted stock units (the “A25 Performance Stock Units”) to a substantial group of employees. The awards were made to fully align executives and managers at various levels of the Company with the initiatives implemented to achieve the Company’s long-term stockholder return goals set forth in the Ambition 2025 strategic plan. The awards were made under the Company’s Second Amended and Restated 2014 Stock Plan, and were in addition to the Company’s regularly scheduled annual long-term equity incentive awards made on the same date. The NEOs (other than the Chief Executive Officer who was not eligible for the program and the current Chief Financial Officer who joined the Company after the award date) received the amounts indicated below:

Name	No. of A25 Performance Stock Units Awarded in 2022
Jason L. Taylor	11,170
Jonathan S. Bennett	9,320
James J. Gosa	11,170
Carmelo Carrubba	1,781
Frank A. Lonegro	11,170
The A25 Performance Stock Unit awards vest into shares of the Company’s common stock and consist of four equal portions, with one portion relating to a performance period ending March 31, 2024, one portion relating to a performance period ending March 31, 2025 and two portions relating to performance periods ending March 31, 2026.
Each performance period has a stock price target, which must be met if that portion of the grant is to vest. The performance target for each performance period is the stock price to be achieved by performance period end.

Performance period	Portion of total award	Stock price target
Portion 1: March 10, 2022 - March 31, 2024	25%	$70.00
Portion 2: March 10, 2022 - March 31, 2025	25%	$82.50
Portion 3: March 10, 2022 - March 31, 2026	25%	$95.00
Portion 4: March 10, 2022 - March 31, 2026	25%	$107.50
Each performance period’s stock price target is considered met if the Company achieves a rolling 90-calendar-day average closing price of its common stock, on any date on or prior to the end of such performance period, equal to or greater than the stock price target with respect to such performance period, each as set forth above.
If stock price targets are met within the applicable performance period, the related portion of the award vests as follows:
•In the event a performance period stock price target is met, half of the performance stock units subject to such performance period will vest immediately and the remaining half of the performance stock units subject to such performance period will vest on March 31, 2026, subject to continued employment to that date, subject to limited exceptions.
On January 30, 2024, the performance period stock price target of $82.50 was met, and on June 3, 2024, the performance period stock price target of $95.00 was met, resulting in the following units granted to NEOs vesting in Fiscal Year 2024:

Name	No. of A25 Performance Stock Units Vesting in 2024
Jason L. Taylor	2,792
Jonathan S. Bennett	2,330
James J. Gosa	2,792
Carmelo Carrubba	445
Frank A. Lonegro	1,396
An equal number of units will vest on March 31, 2026, subject to continued employment to that date, subject to limited exceptions. As a result of Mr. Lonegro’s resignation, his remaining units were forfeited on February 2, 2024.

On January 30, 2025, subsequent to Fiscal Year 2024, the performance period stock price target of $107.50 was met, resulting in the following units granted to NEOs vesting in the fiscal year ending December 31, 2025 (the “Fiscal Year 2025”): Mr. Taylor — 1,396 units; Mr. Bennett — 1,165 units; Mr. Gosa — 1,396 units; and Mr. Carrubba — 222 units. An equal number of units will vest on March 31, 2026, subject to continued employment to that date. As a result of Mr. Gosa’s resignation, his remaining units were forfeited on March 20, 2025. The Ambition 25 Performance Stock Units remain subject only to time-based vesting conditions, as all of the performance-based conditions have been satisfied.
Chief Financial Officer Transition
Early in Fiscal Year 2024, Mr. Lonegro, our former Executive Vice President and Chief Financial Officer, voluntarily resigned from the Company, and forfeited his unvested equity awards and Fiscal Year 2023 annual cash incentive. Mr. Lonegro was not entitled to severance in connection with his resignation. Carmelo Carrubba was named the Company’s Interim Chief Financial Officer, effective January 20, 2024. In connection with this appointment, Mr. Carrubba was granted time-based restricted stock units with respect to 1,149 shares, which are scheduled to vest on the three-year anniversary of the grant date. Mr. Carrubba was also entitled to a supplemental cash payment of $25,000 per month for any month in which he served as the Interim Chief Financial Officer. Mr. Carrubba also received relocation assistance typical for Company executives.
In May 2024, Prithvi S. Gandhi joined the Company as its Executive Vice President and Chief Financial Officer. Mr. Gandhi'’s compensation consists of a base salary of $560,000 with a target annual cash incentive of 75% of his annual salary, pro-rated from his date of hire to the end of Fiscal Year 2024, and, commencing in Fiscal Year 2025, a target annual long-term incentive award value of $750,000. In Fiscal Year 2024, Mr. Gandhi was granted a sign-on long-term incentive award of stock options, performance-based restricted stock units and time-based restricted stock units under the Beacon Roofing Supply, Inc., 2024 Stock Plan (the “2024 Stock Plan”) having an aggregate value of $500,000 at the date of grant, with 25% of the value in stock options, 50% in performance-based restricted stock units and 25% in time-based restricted stock units. The stock options are scheduled to vest one-third annually starting on the first anniversary of the grant date and expire on the tenth anniversary of the grant date. The performance-based and time-based restricted stock units are scheduled to vest on the third anniversary of the grant date, subject, in the case of his performance-based restricted stock units, to the achievement of the same performance goals applicable to the performance-based restricted stock units granted to the other NEOs in March 2024. In addition, Mr. Gandhi was granted an additional sign-on long-term incentive award of time-based restricted stock units under the 2024 Stock Plan having an aggregate value of $115,000 at the date of grant, which is scheduled to vest on the second anniversary of the grant date. Mr. Gandhi also received a cash sign-on payment of $500,000, which must be repaid to the Company if Mr. Gandhi voluntarily leaves the Company on or before December 31, 2025. Mr. Gandhi also received relocation assistance and other benefits typical for Company executives.
Employment Agreements
We have entered into Executive Severance and Restrictive Covenant Agreements with each of our NEOs, except for Mr. Carrubba, to aid in recruiting and retaining our executive officers. Except for such agreements which are described below under “Executive Compensation—Potential Payments upon Termination or Change-in-Control—Severance Agreements,” there are no other employment, severance or change-in-control agreements currently entered into by and between any NEOs and the Company.

Stock Ownership Guidelines
Our NEOs and members of our Executive Committee (consisting of divisional presidents and other senior leadership) are expected to own stock of the Company having a value set forth below:
•Chief Executive Officer = 5 times annual base salary
•NEOs and other members of the Executive Committee = 2 times annual base salary
As of March 17, 2025, our continuing NEOs then employed by the Company held the following multiples of base salary (rounded to the nearest decimal):

Multiple of Base Salary
Name	Current Ownership	Guideline
Julian G. Francis	38.6x	5x
Prithvi S. Gandhi	2.5x	2x
Jason L. Taylor	9.4x	2x
Jonathan S. Bennett	6.6x	2x
Carmelo Carrubba	2.5x	2x
Until an executive obtains the required ownership level, executives are required to retain 50% of net profit shares attributable to stock option exercises or vesting of restricted stock units. Profit shares represent the shares remaining after payment of applicable tax obligations and, in the case of stock options, payment of the stock option exercise price. There is no defined time period to meet the stock ownership requirement. Participants may satisfy their ownership guidelines with (i) shares directly owned, (ii) time-based restricted stock units (which settle in stock), whether vested or unvested and (iii) “in-the-money” value of vested stock options, based upon the spread between the exercise price and the current stock price. Unvested stock options and unearned performance based restricted stock units are not counted.
In addition, pursuant to the Company’s Insider Trading Policy (available on the “Investor Relations” page at www.becn.com), Company directors, officers, employees and members of their households may not enter into hedging transactions or similar arrangements with respect to Company securities, including forward sale or purchase contracts, equity swaps or collars, nor may they hold Company securities in a margin account or pledge Company stock as collateral for a loan.
Retirement and Executive Life Insurance Plans
The Company sponsors the Beacon 401(k) Plan, a tax-qualified defined contribution plan which covers substantially all of our U.S. employees, including our NEOs. We currently provide a match of 50% of participants’ before-tax contributions up to 3% of eligible compensation. During Fiscal Year 2024, each of the NEOs was eligible to participate in the Beacon 401(k) Plan, and if participating in the plan, the eligible NEO received a matching contribution in accordance with plan rules. Additional annual profit-sharing contributions may be made at the discretion of the Board but were not made for Fiscal Year 2024.
We consider the Beacon 401(k) Plan to be an important factor in our ability to hire, retain and motivate our employees by providing an added measure of financial security for our employees.
The Company provides an executive life insurance benefits program for the NEOs and other key executives. The program provides life insurance at a coverage level of three times (3x) base salary up to $2.0 million. The Company subsidizes the required premium payments for each employee and does not pay any gross-up amounts with respect to the taxable income resulting from this subsidy.
Deferred Compensation Plan
The Company has established the Beacon Roofing Supply, Inc. Deferred Compensation Plan, an unfunded, unsecured non-qualified deferred compensation plan that allows participants to defer cash compensation in a manner intended to comply with Section 409A of the Internal Revenue Code of 1986. NEOs, members of the Executive Committee, and other employees with a job title of Vice President or above and members of the Board are eligible to participate. For a discussion of the material terms of the plan, please see the narrative preceding the table “2024 Deferred Compensation Plan” under “Executive Compensation” below.

Perquisites
We have no formal perquisites program. Personal benefits may be provided from time to time when we determine that such personal benefits are a useful part of an executive’s compensation package. Specifically, we have agreed to provide each of the NEOs with a monthly auto allowance of $1,000 and reimbursement of their auto fuel costs and other driving expenses. Further, we lease a fractional share of a private aircraft to allow our executive officers to efficiently and safely travel for business purposes. Particularly in light of Beacon’s large retail footprint with many locations not accessible by commercial airlines, the private aircraft provides a confidential and productive environment to conduct business. The private aircraft is not used for any personal travel.
Incentive Compensation Recoupment Policy
In the event of (i) a financial restatement or (ii) misconduct by a NEO, an officer who is a member of our Executive Committee, or an officer who is deemed to be subject to Section 16 of the Exchange Act, the Compensation Committee will review all incentive compensation paid, awarded or granted on or after January 1, 2022 to the involved officer. The Compensation Committee (with the assistance of independent counsel in the case of misconduct) can recommend that a decision be made by the non-employee members of the Board to recoup from the officer all or a portion of the following incentive compensation:
•Incentive Plan: The Compensation Committee can recommend that the non-employee members of the Board (i) cancel and forfeit the officer’s annual cash incentive opportunity for the then current plan year, and/or (ii) require repayment of any annual cash incentive awards previously paid for prior years within the recoupment period described below.
•Equity: The Compensation Committee can recommend that the non-employee members of the Board (i) cancel and forfeit any outstanding equity awards, (ii) require the officer to return a number of shares of Company stock received upon vesting and settlement of any restricted stock unit awards during the recoupment period described below (or pay the cash value of such shares), and (iii) require the officer to return a number of shares received upon the exercise of any stock options during the recoupment period described below (or pay the cash value of such shares).
•The Compensation Committee may recommend recoupment to the Board for incentive compensation that is paid, vested or awarded to the officer within 36 months preceding the date the Company determines the restatement obligation or the officer’s misconduct.
•For incentive compensation paid, awarded or granted on or after January 1, 2017 and before January 1, 2022, the Compensation Committee may also recoup incentive compensation under our prior policy, but only in the event of a financial restatement resulting from misconduct.
A restatement means an accounting restatement prepared by the Company to correct noncompliance by the Company with any financial reporting requirement under the securities laws, including any accounting restatement to correct an error in previously issued Company financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period.
All NEOs and members of the Executive Committee have agreed to the terms of this policy.
In connection with the adoption of the SEC “clawback” rules, as implemented by Nasdaq Stock Market Rule 5608, we have added the following mandatory provisions to the incentive recoupment policy to apply to executive officers (which for these purposes are our Section 16 officers) with respect to incentive-based compensation received on or after October 2, 2023.
In the event that the Company has determined to prepare a restatement, the Company must recover, as promptly as reasonably practicable, during the recovery period described in the next sentence, from any person who served as an executive officer at any time during the performance period for that Financial Measure-Based Incentive Compensation (as defined below), the Erroneously Awarded Financial Measure-Based Incentive Compensation (as defined below) received by such person after the date such person began service as an executive officer, even if such person is no longer an executive officer or employed by the Company. The Company must reasonably promptly recover Erroneously Awarded Financial Measure-Based Compensation received by executive officers during the three completed fiscal years immediately preceding the date that the Company is required to prepare a restatement, and any transition period (that results from a change in the Company’s fiscal year) of less than nine months within or immediately following those three completed fiscal years.
“Erroneously Awarded Financial Measure-Based Incentive Compensation” means the amount of Financial Measure-Based Incentive Compensation received that exceeds the amount of Financial Measure-Based Incentive Compensation that otherwise would have been received had it been determined based on the restated financial results from a restatement, and must be computed without regard to any employee taxes paid.

“Financial Measure-Based Incentive Compensation” means any compensation that is granted, earned, or vested based wholly or in part upon the attainment of a Financial Reporting Measure.
“Financial Reporting Measures” mean those measures that are determined and presented in accordance with the accounting principles used in preparing the Company’s financial statements, and any measures that are derived wholly or in part from such measures. Stock price and relative total shareholder return are also Financial Reporting Measures.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this Form 10-K/A with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” section be included in this Form 10-K/A.
COMPENSATION COMMITTEE:
Douglas L. Young, Chair
Melanie M. Hart
Alan Gershenhorn
Racquel H. Mason
Robert M. McLaughlin

EXECUTIVE COMPENSATION
The following table sets forth all compensation earned during Fiscal Years 2024 and, to the extent required by SEC rules, 2023 and 2022, by our NEOs:

FISCAL YEAR 2024 SUMMARY COMPENSATION TABLE
Name and principal position[1]	Fiscal year	Salary[2] ($)	Bonus[3] ($)	Stock awards[4] ($)	Option awards[5] ($)	Non-equity incentive plan compensation[6] ($)	All other compensation[7] ($)	Total ($)
Julian G. Francis President and Chief Executive Officer	2024	$950,000	$—	$3,196,910	$1,065,622	$750,215	$30,234	$5,992,981
	2023	929,808	—	2,743,130	914,382	1,537,956	29,670	6,154,945
	2022	858,846	—	2,459,289	819,760	1,748,359	28,870	5,915,125
Prithvi S. Gandhi Executive Vice President and Chief Financial Officer	2024	$361,846	$500,000	$490,059	$125,021	$177,618	$343,111	$1,997,655
Jason L. Taylor President, West Division	2024	$493,269	$—	$562,462	$187,493	$423,008	$27,085	$1,693,317
	2023	466,923	—	468,780	156,241	628,233	25,002	1,745,178
	2022	432,885	—	874,102	125,006	579,891	29,763	2,041,646
Jonathan S. Bennett President, North Division	2024	$595,961	$—	$562,462	$187,493	$227,434	$27,890	$1,601,240
	2023	580,962	187,500	506,220	168,762	515,177	26,594	1,985,215
	2022	567,308	187,500	903,911	162,490	594,225	25,034	2,440,468
James J. Gosa Former Executive Vice President and Chief Commercial Officer	2024	$493,269	$—	$562,462	$187,493	$327,945	$25,217	$1,596,386
Carmelo Carrubba Former Interim Chief Financial Officer	2024	$466,722	$—	$287,564	$62,511	$118,951	$198,876	$1,134,624
Frank A. Lonegro Former Executive Vice President and Chief Financial Officer	2024	$66,365	$—	$—	$—	$—	$923	$67,288
	2023	590,962	—	825,045	275,016	—	33,525	1,724,547
	2022	574,885	—	1,294,098	265,006	829,400	328,495	3,291,884

1.Compensation for the individuals named below is excluded for those fiscal years in which they were not NEOs. Mr. Gandhi joined the Company on May 6, 2024.
2.These amounts represent the base salary received by the NEOs. The amount reflected for Mr. Carrubba for Fiscal Year 2024 includes $100,000, representing $25,000 cash payments for each month (including partial months) he served as Interim Chief Financial Officer.

3.For Fiscal Year 2024, for Mr. Gandhi, this amount constitutes a cash sign-on payment of $500,000. The cash sign-on payment must be repaid to the Company if Mr. Gandhi voluntarily leaves the Company on or before December 31, 2025. For Fiscal Years 2023 and 2022, for Mr. Bennett, these amounts constitute a new hire cash award paid in two equal installments 12 months and 24 months after his hire date.
4.These amounts represent the estimated grant date fair value of time-based and performance-based restricted stock unit awards, in each case computed in accordance with FASB ASC Topic 718. In the case of the performance-based restricted stock units, this value is based on the probable outcome of the performance conditions as of the grant date for the annual performance-based awards. Market conditions are incorporated into the grant date fair value of the management awards with market conditions (the A25 Performance Stock Unit Awards, which were issued to the NEOs in 2022 only) using a Monte Carlo valuation model. The performance-based awards are recognized by the Company as share-based compensation expense over a three-year period. Compensation expense for management awards with market conditions is recognized over the service period. Assuming the annual performance-based restricted stock units vest at the maximum level, which is 200% of the target, the grant date values of Fiscal Year 2024 performance-based restricted stock units plus the grant date values of Fiscal Year 2024 time-based restricted stock units would be as follows: Mr. Francis — $5,328,154; Mr. Gandhi — $740,085; Mr. Taylor — $937,466; Mr. Bennett — $937,466; Mr. Gosa — $937,466; and Mr. Carrubba — $387,576. For additional information regarding assumptions underlying the valuation of stock awards, please refer to Notes 2 and 6 of our audited financial statements included in the Original Form 10-K.
5.These amounts represent the grant date fair value of the stock options computed in accordance with FASB ASC Topic 718. They are recognized by the Company as share-based compensation expense over the three-year vesting period. For additional information, please refer to Notes 2 and 6 of our audited financial statements included in the Original Form 10-K.
6.These amounts represent the annual cash incentives that were paid during the first quarter of the following fiscal year.
7.For Fiscal Year 2024, these figures include the following:

Name	401(k) Plan Contribution Matching ($)	Executive Life Insurance Payments ($)	Auto-Related Compensation(a) ($)	Relocation Expense(b) ($)	Total ($)
Julian G. Francis	$10,350	$7,884	$12,000	$—	$30,234
Prithvi S. Gandhi	$1,292	$2,229	$7,754	$331,836	$343,111
Jason L. Taylor	$10,350	$3,538	$13,197	$—	$27,085
Jonathan S. Bennett	$10,350	$5,540	$12,000	$—	$27,890
James J. Gosa	$10,350	$2,867	$12,000	$—	$25,217
Carmelo Carrubba	$10,052	$2,735	$12,000	$174,089	$198,876
Frank A. Lonegro	$—	$—	$923	$—	$923

(a)Consists of auto allowance, auto fuel cost reimbursement and other driving expenses. Only Mr. Gandhi, Mr. Taylor and Mr. Lonegro requested auto fuel reimbursement.
(b)Includes tax gross-ups for Mr. Gandhi and Mr. Carrubba of $149,658 and $76,673, respectively.

The following table sets forth the individual grants of plan-based awards to the NEOs during Fiscal Year 2024:

FISCAL YEAR 2024 GRANTS OF PLAN-BASED AWARDS
			Estimated future payouts under non-equity incentive plan awards[2]			Estimated future payouts under equity incentive plan awards[3]			All other stock awards: number of shares of stock or	All other option awards: number of securities underlying	Exercise or base price of option	Grant date fair value of stock and option
Name	Grant Date	Approval Date[1]	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	units[4] (#)	options[5] (#)	awards ($/share)	awards[6] ($)
Julian G. Francis			$403,750	$1,187,500	$2,375,000
	3/6/2024									26,508	$84.90	$1,065,622
	3/6/2024					5,021	25,103	50,206				$2,131,245
	3/6/2024								12,552			$1,065,665
Prithvi S. Gandhi			$95,590	$281,148	$562,296
	5/17/2024	5/14/2024								2,722	$96.09	$125,021
	5/17/2024	5/14/2024				520	2,602	5,204				$250,026
	5/17/2024	5/14/2024							1,197			$115,020
	5/17/2024	5/14/2024							1,301			$125,013
Jason L. Taylor			$127,500	$375,000	$750,000
	3/6/2024									4,664	$84.90	$187,493
	3/6/2024					883	4,417	8,834				$375,003
	3/6/2024								2,208			$187,459
Jonathan S. Bennett			$122,400	$360,000	$720,000
	3/6/2024									4,664	$84.90	$187,493
	3/6/2024					883	4,417	8,834				$375,003
	3/6/2024								2,208			$187,459
James J. Gosa			$127,500	$375,000	$750,000
	3/6/2024									4,664	$84.90	$187,493
	3/6/2024					883	4,417	8,834				$375,003
	3/6/2024								2,208			$187,459
Carmelo Carrubba			$51,800	$148,000	$296,000
	2/14/2024								1,149			$100,020
	3/6/2024									1,555	$84.90	$62,511
	3/6/2024					236	1,178	2,356				$100,012
	3/6/2024								1,031			$87,532
Frank A. Lonegro	—		$—	$—	$—	—	—	—	—	—	$—	$—

1.The Compensation Committee approved Mr. Gandhi’s sign-on long-term incentive award of stock options, performance-based restricted stock units and time-based restricted stock units under the Company’s 2024 Stock Plan on May 14, 2024, with a grant date of May 17, 2024.
2.These non-equity incentive plan awards were based on AEBITDA (with Messrs. Francis, Gandhi, Bennett, and Carrubba’s incentives based on a Company-wide target and Messrs. Taylor and Gosa’s incentives based on their respective division targets), Operating Working Capital, and individual performance. See Compensation Discussion and Analysis under the heading “Annual Cash Incentives.”
3.The performance-based restricted stock units vest and convert into common shares, subject to the Company achieving Adjusted EBITDA Margin Percentages and Organic Net Sales Growth targets, each weighted at 50%, for the fiscal years 2024, 2025 and 2026, and the units can vest at a percentage equal to 0% to 200% of the target. See Compensation Discussion and Analysis under the heading “Long-Term Equity Incentive Compensation.”
4.These time-based restricted stock units will vest and convert into common shares on the third anniversary of the grant date, except for 1,197 of the restricted stock units granted to Mr. Gandhi, which will vest on the second anniversary of the grant date. See Compensation Discussion and Analysis under the heading “Chief Financial Officer Transition.”

5.These stock options vest (become exercisable) in three annual installments on the first, second and third anniversaries of the grant date, and expire ten years from the date of grant. See Compensation Discussion and Analysis under the heading “Long-Term Equity Incentive Compensation.”
6.These amounts represent the grant date fair value of stock options and restricted stock units awarded to the NEOs in Fiscal Year 2024, computed in accordance with FASB ASC Topic 718. Assumptions used in calculating these amounts are included in Notes 2 and 6 of our audited financial statements included in the Original Form 10-K.
The following table sets forth the details of all of the outstanding equity awards of the NEOs as of December 31, 2024:

FISCAL YEAR 2024 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Option Awards[1]				Stock Awards
Name	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested[2] (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested[3] (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Julian G. Francis	8/22/2019	62,984		$31.16	8/22/2029
	11/12/2019	54,545		$33.47	11/12/2029
	11/12/2020	49,610		$35.78	11/12/2030
	3/10/2022	20,631	10,315	$58.98	3/10/2032
	3/10/2022							27,798	2,823,721
	3/10/2022					13,899	1,411,860
	3/1/2023	9,567	19,133	$65.00	3/1/2033
	3/1/2023							28,135	2,857,953
	3/1/2023					14,067	1,428,926
	3/6/2024		26,508	$84.90	3/6/2034
	3/6/2024							25,103	2,549,963
	3/6/2024					12,552	1,275,032
Prithvi S. Gandhi	5/17/2024		2,722	$96.09	5/17/2034
	5/17/2024							2,602	264,311
	5/17/2024					1,197[4]	121,591
	5/17/2024					1,301	132,156
Jason L. Taylor	11/20/2015	3,595		$37.89	11/20/2025
	11/18/2016	3,519		$47.40	11/18/2026
	11/16/2017	2,522		$55.17	11/16/2027
	11/13/2018	3,429		$27.26	11/13/2028
	11/12/2019	3,636		$33.47	11/12/2029
	11/12/2020	4,880		$35.78	11/12/2030
	3/10/2022	3,146	1,573	$58.98	3/10/2032
	3/10/2022							4,239	430,598
	3/10/2022							2,792[6]	283,611
	3/10/2022					4,190[5]	425,620
	3/10/2022					2,119	215,248
	3/1/2023	1,635	3,269	$65.00	3/1/2033
	3/1/2023							4,808	488,397
	3/1/2023					2,404	244,198
	3/6/2024		4,664	$84.90	3/6/2034
	3/6/2024							4,417	448,679
	3/6/2024					2,208	224,289

		Option Awards[1]				Stock Awards
Name	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested[2] (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested[3] (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Jonathan S. Bennett	3/10/2022	4,089	2,045	$58.98	3/10/2032
	3/10/2022							5,510	559,706
	3/10/2022							2,330[6]	236,681
	3/10/2022					3,495[5]	355,022
	3/10/2022					2,755	279,853
	3/1/2023	1,766	3,531	$65.00	3/1/2033
	3/1/2023							5,192	527,403
	3/1/2023					2,596	263,702
	3/6/2024		4,664	$84.90	3/6/2034
	3/6/2024							4,417	448,679
	3/6/2024					2,208	224,289
James J. Gosa	11/18/2016	4,222		$47.40	11/18/2026
	11/16/2017	3,279		$55.17	11/16/2027
	11/13/2018	3,429		$27.26	11/13/2028
	11/12/2019	6,818		$33.47	11/12/2029
	11/12/2020	6,506		$35.78	11/12/2030
	3/10/2022	3,146	1,573	$58.98	3/10/2032
	3/10/2022							4,239	430,598
	3/10/2022							2,792[6]	283,611
	3/10/2022					4,190[5]	425,620
	3/10/2022					2,119	215,248
	3/1/2023	1,635	3,269	$65.00	3/1/2033
	3/1/2023							4,808	488,397
	3/1/2023					2,404	244,198
	3/6/2024		4,664	$84.90	3/6/2034
	3/6/2024							4,417	448,679
	3/6/2024					2,208	224,289
Carmelo Carrubba	5/12/2022	1,198	599	$60.05	5/12/2032
	5/12/2022							729	74,052
	5/12/2022							445[6]	45,203
	5/12/2022					668[5]	67,855
	5/12/2022					520	52,822
	3/1/2023	327	654	$65.00	3/1/2033
	3/1/2023							769	78,115
	3/1/2023					673	68,363
	2/14/2024					1,149	116,715
	3/6/2024		1,555	$84.90	3/6/2034
	3/6/2024							1,178	119,661
	3/6/2024					1,031	104,729
Frank A. Lonegro	—	—	—	$—	—	—	—	—	—

1.All stock options granted under our stock plan vest in three annual installments on the first, second and third anniversary of the grant date.
2.Except as otherwise noted below, these time-based restricted stock units vest and convert into common shares upon the third anniversary of the grant date. The total market value is based on the price of our common stock of $101.58 per share at the end of Fiscal Year 2024.
3.These performance-based restricted stock units vest on the third anniversary of the grant date, subject to the Company meeting defined performance metrics, unless otherwise noted. The total market value is based on the price of our common stock of $101.58 per share at the end of Fiscal Year 2024 and vesting at target.

4.This time-based restricted stock unit vests and converts into common shares upon the second anniversary of the grant date.
5.These performance-based restricted stock units were earned on the attainment of stock price targets during Fiscal Year 2023 and Fiscal Year 2024, and thereafter such units are subject only to time-based vesting. Accordingly, these restricted stock units are shown with other time-based restricted stock units and convert on March 31, 2026.
6.These performance-based restricted stock units vest on the attainment of stock price targets, with 50% of vested units converting into common shares immediately and the remainder converting on March 31, 2026. The total market value is based on the price of our common stock of $101.58 per share at the end of Fiscal Year 2024.
The following table sets forth certain information regarding stock option awards exercised and restricted stock unit awards vested by the NEOs during Fiscal Year 2024:

FISCAL YEAR 2024 OPTIONS EXERCISED AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise[1] ($)	Number of shares acquired on vesting (#)	Value realized on vesting[2] ($)
Julian G. Francis	—	—	—	—
Prithvi S. Gandhi	—	—	—	—
Jason L. Taylor	2,500	127,860	2,792	254,840
Jonathan S. Bennett	—	—	15,084	1,450,574
James J. Gosa	3,922	244,898	2,792	254,840
Carmelo Carrubba	—	—	445	40,612
Frank A. Lonegro	62,559	3,816,657	1,396	119,260

1.Calculated by multiplying the difference between the market price and exercise price on the date(s) of exercise by the number of common shares acquired.
2.Calculated by multiplying the market price on the vesting date(s) by the number of underlying common shares.
Deferred Compensation Plan
The Company has established the Beacon Roofing Supply, Inc. Deferred Compensation Plan, an unfunded, unsecured non-qualified deferred compensation plan that allows participants to defer cash compensation in a manner intended to comply with Section 409A of the Internal Revenue Code of 1986. NEOs, members of the Executive Committee, and other employees with a job title of Vice President or above and members of the Board are eligible to participate.
Employee participants may elect to defer up to 50% of their annual base pay and 100% of their annual cash incentive plan payout. Board members may elect to defer up to 100% of their director annual retainer and fees. The Company will make a restorative retirement plan company match (i.e., payment of the company matching contribution that could not be made under the Beacon 401(k) Plan due to participation in this plan). Amounts credited to a participant’s account will be invested in one or more investment funds chosen by the participant and held in a grantor trust held by the Company. The investment funds are the same investment alternatives available under the Beacon 401(k) Plan. Although the amounts in the trust are invested according to participants’ direction, the participants have no right to the funds other than as general creditors of the Company. Participants will be fully vested at all times in their elective deferrals and vest in their restorative retirement plan company matching contributions in equal annual increments over a three-year period beginning on their date of hire.
Distributions under the plan upon separation from service will be paid in a lump sum or in up to ten annual installments, depending upon the type of separation and prior election by the participant. A participant may also elect an in-service distribution of his or her account to occur on a fixed date, subject to a minimum three-year waiting period, either in a lump sum or in up to five annual installments, subject to earlier distribution due to a separation from service. All distributions are paid in cash.

The following table presents information as of December 31, 2024 regarding our NEOs’ participation in the Beacon Roofing Supply, Inc. Deferred Compensation Plan.

FISCAL YEAR 2024 NON-QUALIFIED DEFERRED COMPENSATION
Name	Executive Contributions in Last FY1 ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY2 ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at FYE[3] ($)
Julian G. Francis	—	—	—	—	—
Prithvi S. Gandhi	—	—	—	—	—
Jason L. Taylor	62,823	—	5,295	—	68,118
Jonathan S. Bennett	23,839	—	4,013	—	46,345
James J. Gosa	—	—	—	—	—
Carmelo Carrubba	—	—	—	—	—
Frank A. Lonegro	—	—	—	—	—

1.All amounts in this column have been reported as compensation in the Fiscal Year 2024 Summary Compensation Table.
2.No amounts in this column have been reported as compensation in the Fiscal Year 2024 Summary Compensation Table.
3.Of the amounts disclosed in this column, the following amounts were previously reported as compensation to the NEO in a Summary Compensation Table prior to Fiscal Year 2024: for Mr. Bennett, $17,100. The amounts disclosed in this column also include $1,393 of Aggregate Earnings in Fiscal Year 2023 for Mr. Bennett that were not required to be reported in any Summary Compensation Table.
Timing of Equity Awards
The Company does not time equity awards in coordination with the release of material nonpublic information and does not time the disclosure of material nonpublic information for the purpose of affecting the value of such awards.
The Company has adopted an equity award grant policy to create a consistent framework for granting equity awards to our directors, officers and employees. Under the policy, equity awards generally should not be granted close in time to the release of material nonpublic information or during a trading blackout under the Company’s Insider Trading Policy.
The policy provides that annual equity awards to directors, officers and employees should be granted on a date that is more than one business day after the Company’s filing of its annual report on Form 10-K or quarterly report on Form 10-Q. Accordingly, the Compensation Committee typically approves ordinary course annual employee equity grants at its regularly scheduled meeting in March, following the close of its previous fiscal year and subsequent to the approval of the annual budget for the upcoming fiscal year, and annual director equity grants at its regularly scheduled meeting in May.
The Company generally does not grant equity awards outside of the ordinary course grant cycle, but circumstances may arise in which it is advisable to award equity outside of that cycle, such as an award in conjunction with the hiring of a new employee or the promotion of a current employee. Under the policy, these off-cycle grants must be pre-cleared by the appropriate officers of the Company by confirming that they are not aware of any planned release of material nonpublic information during the period beginning one business day before and ending five business days after the date of the proposed grant.
Potential Payments upon Termination or Change-in-Control
Equity Award Agreements
Pursuant to stock option award agreements with our NEOs, all of their outstanding stock options will vest upon death, disability or retirement (i.e., termination on or after age 65) and in the event of a change in control (subject to the conditions discussed below). Commencing with equity awards made in 2024, retirement is defined as termination on or after age 60 and five years of service.
Generally pursuant to our restricted stock unit award agreements with our NEOs, restricted stock units will vest upon death, disability, or, subject to the conditions discussed below, a change of control, provided that only those A25 Performance Stock Units then earned will vest. In the case of retirement, restricted stock units will vest (in the case of performance-based units, at the end of the performance period based on actual performance, or upon death, if earlier, at the target level, and in the case of A25 Performance Stock Units, only those then earned). Commencing with vested units granted in 2024, in the case of retirement, performance-based vesting will also be pro-rated for actual time served in the performance period.

All unvested employee equity awards contain a “double trigger” change in control mechanism to the extent such employee equity award is continued or assumed after a change in control. If an award is not continued or assumed by a public company in an equitable manner, it will become vested immediately prior to a change in control (at 100% payout with respect to a performance-based restricted stock unit award and at 100% of the award then earned but not vested with respect to the A25 Performance Stock Units). If an award is so continued or assumed, vesting will continue in accordance with the terms of the award (based on actual performance with respect to a performance-based restricted stock unit award subject to completed annual performance periods and at 100% payout for any in-progress annual performance periods) unless there is a qualifying termination (without cause or for good reason) within one-year following the change in control, in which event the award will become vested immediately. The A25 Performance Stock Units remain subject to time-based vesting conditions as the performance-based conditions have been satisfied. None of the equity award agreements contain any excise tax gross-up entitlements.
For purposes of the equity award agreements, a “change in control” generally occurs when: (a) any individual or entity becomes the beneficial owner of securities of the Company representing 50.1% or more of the combined voting power of the Company; (b) the Company consummates a merger, consolidation or other similar transaction unless, following such transaction, more than 50% of the combined voting power of the surviving entity or its parent is then beneficially owned by all or substantially all of the beneficial owners of the Company’s outstanding securities immediately prior to such transaction, in substantially the same proportions; (c) the Company sells all or substantially all of its business and/or assets unless, following such sale, more than 50% of the combined voting power of the outstanding securities of the acquiring entity or its parent is then beneficially owned by all or substantially all of the beneficial owners of the Company’s outstanding securities immediately prior to such sale, in substantially the same proportions; or (d) during any period of two consecutive years or less, individuals who at the beginning of such period constituted the Board (and any new directors, whose appointment by the Board or nomination for election was approved by a vote of at least two-thirds of the directors who either were directors at the beginning of the period or whose appointment or nomination was so approved, subject to certain exception, other than those elected as a result of an actual or threatened proxy contest) cease for any reason to constitute a majority of the Board. For purposes of the equity award agreements, (1) “cause” generally means the termination of the grantee’s employment following: (a) the grantee’s conviction of, or plea of guilty or nolo contendere to, a felony; (b) the grantee’s willful and continual failure to substantially perform his or her duties after written notice; (c) the grantee’s willful and materially injurious conduct; (d) the grantee's gross misconduct in connection with the performance of his or her duties; or (e) the grantee’s material breach of any employment, confidentiality, or other similar agreement that remains uncured after 10 days’ written notice; and (2) “good reason” means, without the grantee’s consent: (a) a material reduction in the grantee’s position, duties, or responsibilities; (b) a reduction in the grantee’s base salary; (c) grantee’s work relocation by more than 50 miles; or (d) a material breach by the Company of any employment agreement, in all cases after notice and a cure period.
Pursuant to the terms of the Merger Agreement, immediately prior to the effective time of the merger between the Company and Merger Sub, each employee equity award will be converted into corresponding QXO equity awards (and, with respect to each performance-based restricted stock unit award, with the performance-based vesting condition deemed satisfied at target and being converted into an award of QXO restricted stock units for which vesting is solely based on service-based conditions.)
Severance Agreements
We have entered into Executive Severance and Restrictive Covenant Agreements (the “Severance Agreements”) with each of our current executive officers to aid in recruiting and retaining our executive officers. The Company has not entered into a Severance Agreement with Mr. Carrubba. Pursuant to such Severance Agreements, in the event the Company terminates an executive officer without cause, or an executive officer terminates for good reason, the Company will provide the executive officer with the following payments and benefits:
•18 months of annual base salary (24 months in the case of the Chief Executive Officer), paid in equal periodic installments on the Company’s regular payroll dates;
•150% (200% in the case of the Chief Executive Officer) of the executive officer's target annual cash incentive, paid in equal periodic installments over the salary continuation period;
•the annual cash incentive with respect to any fiscal year completed prior to the termination date but not yet paid, paid in a lump sum on the date such cash incentive is paid to other employees;
•to the extent the executive officer elects health benefit continuation under COBRA, continued participation in Beacon’s health plan at active employee rates for 12 months (18 months in the case of the Chief Executive Officer); and
•continued vesting in all unvested equity awards that are scheduled to vest in the 12-month period following the termination date, provided that only then earned A25 Performance Stock Units would be subject to continued vesting.

For purposes of the Severance Agreement, “cause” means: (i) gross negligence or willful misconduct in the performance of duties, (ii) refusal to perform duties as reasonably and lawfully directed (subject to notice and cure period), (iii) any act of fraud or embezzlement, wrongful taking for personal use, or self-dealing, (iv) conviction for (or plea of guilty or nolo contendere to) any felony or lesser crime involving moral turpitude that reasonably would be expected to materially damage the Company financially or reputationally, (v) material failure to comply with any material written policy (subject to notice and cure period), (vi) use of any illegal drug or abuse or misuse of alcohol and/or prescription drugs which materially adversely affects performance, or (vii) dissemination of confidential information or breach of restrictive covenants (excluding any unintentional and de minimis violations that are promptly cured). “Good reason” means, without the executive officer’s consent, (i) a material reduction in authority, duties, or responsibilities, (ii) a greater than ten percent (10%) reduction in base salary (on an annualized basis), other than as part of an across-the-board reduction affecting similarly situated Beacon executives of not greater than twenty percent (20%) on an annualized basis and not in excess of 12 months, (iii) a relocation of primary work location more than 50 miles (and not closer to the then primary residence), or (iv) a material breach by the Company of any employment agreement (subject to notice and cure period, and resignation after cure period). If an executive officer is terminated with cause or resigns without good reason, the executive officer is not entitled to any severance.
An executive officer’s receipt of the above payments and benefits is conditioned upon the execution and delivery, not subsequently revoked, of a waiver and release of claims.
The Severance Agreements contain non-competition provisions continuing through a restriction period. The restriction period is 12 months in the case of termination by the Company for cause or by the executive officer without good reason. The restriction period is 24 months (36 months in the case of the Chief Executive Officer) in the case of a termination by the Company without cause or by the executive officer for good reason. In the case of a 12-month restriction period (termination for cause or voluntary resignation without good reason), the non-competition provisions will apply broadly with respect to industry participants. In the case of a 24-month or 36-month restriction period (termination without cause or for good reason), the non-competition provisions will apply with respect to a list of industry participants identified in, or pursuant to, the Severance Agreement. During the applicable restriction period, the executive officer will be subject to covenants with respect to non-solicitation, non-disparagement, and non-endorsement of competing products. The executive officers are also subject to a perpetual confidentiality covenant.
Carrubba Change in Control Agreement
On March 7, 2025, Mr. Carrubba entered into a change in control agreement that provides for certain payments and benefits in connection with a qualifying termination following a change in control (the “Change in Control Agreement”). The Change in Control Agreement has a three-year term, which will be extended upon the occurrence of a change in control to the 18-month anniversary of such change in control. If Mr. Carrubba’s employment is terminated during the term of the Change in Control Agreement and within the 18-month period following a change in control by the Company other than for “Cause” (as defined in the Change in Control Agreement), death, or disability, or by Mr. Carrubba for “Good Reason” (as defined in the Change in Control Agreement), the Company will pay Mr. Carrubba the following benefits, subject to his execution and non-revocation of a release of claims in favor of the Company: (i) a lump sum payment equal to the sum of (a) the amount equal to Mr. Carrubba’s weekly base salary (including car allowance) multiplied by his “Service Credit” (as described below) as of the date of termination, plus (b) 100% of Mr. Carrubba’s target incentive amount under the Company’s Annual Incentive Plan for the fiscal year in which the date of termination occurs, plus (c) any earned but unpaid annual cash incentive with respect to any fiscal year which has been completed prior to the date of termination; (ii) continued participation in the Company’s health plans at the same rates provided to similarly situated active employees for up to 12 months; and (iii) outplacement services for up to six months. For purposes of the Change in Control Agreement, “Service Credit” means the lesser of (a) 52, or (b) 26 plus two times the number of whole years Mr. Carrubba has been employed by the Company. Mr. Carrubba’s outstanding long-term equity incentive awards will be treated accordance with the terms and conditions of the applicable plan and award agreements. The Change in Control Agreement also contains post-termination confidentiality and non-disparagement provisions.
The following table quantifies the amounts that would be payable to the NEOs (1) upon termination of their employment by the Company without cause or by them for good reason under the terms of our Severance Agreements and (2) upon death or disability, or, if applicable, upon a change in control or qualifying termination following a change in control under the terms of our equity award agreements. No amounts would be paid on retirement given that none of the NEOs met the age or age and years of service criteria for retirement vesting as of the last day of Fiscal Year 2024. The amounts shown assume that the triggering events occurred on the last day of Fiscal Year 2024, and use a stock price of $101.58 as of such date. Mr. Lonegro’s and Mr. Gosa’s terminations of employment on February 2, 2024 and March 20, 2025, respectively, were voluntary resignations without good reason, and accordingly, no severance was paid and they are not included in the table. After December 31, 2024, Mr. Carrubba entered into a Change in Control Agreement that would have provided salary continuation, his full year annual incentive plan payout and COBRA benefits at employee rates, and accordingly such amounts are not included in the table.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
Name	Benefit	Involuntary termination without cause or voluntary termination for good reason	Death or disability[1]	Change in control[2]
Julian G. Francis	Base salary continuation	$1,900,000	$—	$—
	Annual cash incentive	2,375,000	—	—
	Value of unvested stock options[3]	936,728	1,581,458	1,581,458
	Value of unvested RSUs[4]	4,066,158	12,347,455	12,347,455
	Health benefit[5]	26,052	—	—
	Total estimated value	$9,303,938	$13,928,913	$13,928,913

Prithvi S. Gandhi	Base salary continuation	$840,000	$—	$—
	Annual cash incentive	630,000	—	—
	Value of unvested stock options[3]	4,979	14,944	14,944
	Value of unvested RSUs[4]	—	518,058	518,058
	Health benefit[5]	17,368	—	—
	Total estimated value	$1,492,347	$533,002	$533,002

Jason L. Taylor	Base salary continuation	$750,000	$—	$—
	Annual cash incentive	562,500	—	—
	Value of unvested stock options[3]	152,719	264,385	264,385
	Value of unvested RSUs[4]	620,010	2,477,028	2,477,028
	Health benefit[5]	17,368	—	—
	Total estimated value	$2,102,597	$2,741,413	$2,741,413

Jonathan S. Bennett	Base salary continuation	$900,000	$—	$—
	Annual cash incentive	540,000	—	—
	Value of unvested stock options[3]	177,618	294,077	294,077
	Value of unvested RSUs[4]	805,976	2,658,653	2,658,653
	Health benefit[5]	16,968	—	—
	Total estimated value	$2,440,562	$2,952,730	$2,952,730

Carmelo Carrubba	Base salary continuation	$—	$—	$—
	Annual cash incentive	—	—	—
	Value of unvested stock options[3]	45,478	74,737	74,737
	Value of unvested RSUs[4]	122,430	682,313	682,313
	Health benefit[5]	—	—	—
	Total estimated value	$167,908	$757,050	$757,050

1.In the event of the death of an NEO, an executive life insurance benefit would also be paid out in the following amounts: $2,000,000 (Mr. Francis), $1,680,000 (Mr. Gandhi), $1,500,000 (Mr. Taylor), $1,800,000 (Mr. Bennett), and $1,110,000 (Mr. Carrubba). This benefit would be paid by a third-party insurer and not from the assets of the Company. Such life insurance benefits are not reflected in the table.
2.Equity awards are subject to a “double trigger.” Amounts presented in this column assume such awards were not continued or assumed by a public company in an equitable manner (with or without a termination). Only the values of those portions of the A25 Performance Stock Units that met market price conditions before December 31, 2024 are reflected in this column. Values of performance-based restricted stock units in this column assume vesting at 100% of target. Based on a stock price of $101.58 as of December 31, 2024, the amounts payable on such a subsequent qualifying termination for unvested options would be the same as shown in this column and for unvested restricted stock units would be as follows: $12,044,374 (Mr. Francis), $510,129 (Mr. Gandhi), $2,427,964 (Mr. Taylor), $2,601,063 (Mr. Bennett), and $672,718 (Mr. Carrubba). Had the merger contemplated by the Merger Agreement closed on December 31, 2024, based on consideration equal to stock price of $101.58 as of such date, the amounts payable on such a subsequent qualifying termination for unvested equity awards would be the same as shown in this column. In the event of a termination without cause or for good reason in connection with a change in control, base salary continuation, annual cash incentives and health benefits will also be paid under the Severance Agreement, consistent with the column titled “Involuntary termination without cause or voluntary termination for good reason” of this table.
3.Based on a Company stock price of $101.58 as of December 31, 2024, and the difference between such stock price and the exercise price of unvested options. Pursuant to the terms of the Severance Agreements, stock option awards will continue to vest over 12 months following a termination without cause or for good reason. Accordingly, values for such a termination cannot be determined as of December 31, 2024, and the amounts shown assume a stock price of $101.58 on each future vesting date.
4.Based on a Company stock price of $101.58 as of December 31, 2024. Pursuant to the terms of the Severance Agreements, restricted stock unit awards will continue to vest over 12 months following a termination without cause or for good reason. Accordingly, values for such a termination cannot be determined as of December 31, 2024, and the amounts shown assume a stock price of $101.58 on each future vesting date. Only the values of those portions of the A25 Performance Stock Units that met market price conditions before December 31, 2024 are reflected in this row, under the column headings for “Death or disability” and “Change in control.” No other amounts are reflected in this row for the A25 Performance Stock Units, either because (i) the market price conditions were not met as of December 31, 2024 or (ii) the vesting of A25 Performance Stock Units for which the market price conditions were met would not occur within 12 months following a termination without cause or for good reason on December 31, 2024.
5.Amounts in this row consist of projected premiums for health benefit coverage, reduced by the amount of projected employee premiums, during the coverage continuation period for each NEO.
Compensation Committee Interlocks and Insider Participation
During Fiscal Year 2024, Alan Gershenhorn, Melanie Hart, Racquel Mason, Douglas Young, Robert McLaughlin and, prior to his retirement, Richard Frost served on the Compensation Committee. There are no Compensation Committee interlocks. None of the members of the Compensation Committee is an officer, employee or former officer or employee of the Company or any of our subsidiaries.

COMPENSATION OF DIRECTORS
Our non-employee director compensation program is composed of the following:

Board Membership	Board Leadership Positions	Committee Membership
Member of the Board: The annual retainer consists of:

●  $90,000 cash; and

● an annual stock award valued at approximately $140,000 (increased from $130,000) that fully vests on the first anniversary of the grant date but does not settle until the date of the director’s termination of service on the Board, except that directors holding common stock and outstanding vested equity awards with a total fair value that is greater than or equal to five times the annual cash retainer may elect to have future grants settle simultaneously with vesting.

Chair of the Board: Annual cash retainer of $100,000 per year.

Lead Independent Director: Annual cash retainer of $30,000 per year.

Chair of the Audit Committee: Annual cash retainer of $25,000 per year.

Chair of the Compensation Committee: Annual cash retainer of $20,000 per year.

Chair of the N&G Committee: Annual cash retainer of $17,500 per year.

Member of the Audit Committee: Annual cash compensation of $10,000 per year.

Member of the Compensation Committee: Annual cash compensation of $10,000 per year.

Member of the N&G Committee: Annual cash compensation of $7,500 per year.

The retainer amounts set forth above were effective May 15, 2024 and were set by the Compensation Committee after a review with its consultant, FW Cook, of current market practices for similarly situated companies.
We also reimburse members of our Board for any out-of-pocket expenses they incur in connection with services provided as directors. Directors who are employees of the Company do not receive compensation for their services as directors. Employee compensation for Mr. Francis is set forth in the Fiscal Year 2024 Summary Compensation Table above.

The following table summarizes the compensation earned by our non-employee directors who served during Fiscal Year 2024:

FISCAL YEAR 2024 DIRECTOR COMPENSATION
Name	Fees earned or paid in cash[1] ($)	Stock awards[2] ($)	Total ($)
Barbara G. Fast	107,500	139,958	247,458
Richard W. Frost[3]	40,165	—	40,165
Alan Gershenhorn	125,000	139,958	264,958
Melanie M. Hart	110,000	139,958	249,958
Philip W. Knisely[4]	5,687	—	5,687
Racquel H. Mason	107,500	139,958	247,458
Robert M. McLaughlin	135,000	139,958	274,958
Earl Newsome, Jr.	107,500	139,958	247,458
Neil S. Novich	107,500	139,958	247,458
Stuart A. Randle	220,000	139,958	359,958
Douglas L. Young	127,500	139,958	267,458

1.These amounts reflect the directors’ annual retainer, additional retainers for service as the Chair, Lead Independent Director, Chairs of committees or service on committees, as applicable and described in more detail above, as well as fees for certain special committee assignments and meetings.
2.These amounts reflect the total estimated grant date fair value of restricted stock units computed in accordance with FASB ASC Topic 718. For additional information regarding assumptions underlying the valuation of stock awards, please refer to Notes 2 and 6 of our audited financial statements included in the Original Form 10-K.
3.Mr. Frost did not stand for reelection at the 2024 annual meeting of stockholders, and accordingly served on the Board until May 15, 2024.
4.Mr. Knisely resigned from the Board effective January 23, 2024.
As of December 31, 2024, stock awards outstanding for each director then serving included the following:

Name	Stock awards outstanding (#)
Barbara G. Fast	16,842
Alan Gershenhorn	19,550
Melanie M. Hart	4,495
Racquel H. Mason	3,808
Robert M. McLaughlin	9,221
Earl Newsome, Jr.	8,204
Neil S. Novich	21,771
Stuart A. Randle	17,889
Douglas L. Young	27,112
Mr. Frost and Mr. Knisely did not hold any outstanding stock awards or stock options as of December 31, 2024. No non-employee director had outstanding stock options at December 31, 2024.

Our non-employee directors are subject to stock ownership guidelines that require directors to hold common stock and outstanding vested equity awards (consisting of restricted stock units not subject to forfeiture which settle upon retirement) with a total fair value greater than or equal to five times the annual cash retainer. As of March 17, 2025, our directors held the following multiples of the annual retainer (rounded to the nearest decimal):

Multiple of Annual Retainer
Name	Current Ownership[1]	Guideline
Barbara G. Fast	20.6x	5x
Alan Gershenhorn	30.8x	5x
Melanie M. Hart	4.1x	5x
Racquel H. Mason	3.2x	5x
Robert M. McLaughlin	42.3x	5x
Earl Newsome, Jr.	9.1x	5x
Neil S. Novich	64.0x	5x
Stuart A. Randle	56.6x	5x
Douglas L. Young	53.6x	5x

1.Ms. Hart joined the Board in October 2022 and Ms. Mason joined the Board in March 2023.
Once a director has obtained the required ownership level, such director may elect for his or her restricted stock units to vest and settle simultaneously on the one-year anniversary of the date of grant.
In addition, pursuant to the Company’s Insider Trading Policy (available on the “Investor Relations” page at www.becn.com), Company directors, officers, employees and members of their households may not enter into hedging transactions or similar arrangements with respect to Company securities, including forward sale or purchase contracts, equity swaps or collars, nor may they hold Company securities in a margin account or pledge Company stock as collateral for a loan.

OTHER COMPENSATION INFORMATION
Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company is providing the following disclosure about the ratio of the annual total compensation of Mr. Francis, our Chief Executive Officer, to the median employee’s annual total compensation. SEC rules for identifying the median employee and calculating the pay ratio allow companies to apply various methodologies and assumptions and, as a result, the pay ratio reported by us may not be comparable to the pay ratio reported by other companies.
Identification of Median Employee
For purposes of identifying the median employee, we considered all 7,805 U.S. employees, excluding the Chief Executive Officer, at December 31, 2024. We selected gross earnings (which we define as all earnings before pre-tax payroll deductions) as it represents a broad and comprehensive measure of all compensation delivered to our U.S. employees and is readily available. In addition, we measured compensation for purposes of determining the median employee using the twelve-month period ending December 31, 2024. Relying on the de minimis exemption under the rules, we excluded all non-U.S. employees (all located in Canada) who in the aggregate comprised less than 5% of our total employees. As of December 31, 2024, the total number of U.S. employees was 7,806 (including Mr. Francis) and our total number of non-U.S. employees was 262.
Ratio
Mr. Francis’ annual total compensation, as reported in the Fiscal Year 2024 Summary Compensation Table, was $5,992,981. The median employee’s Fiscal Year 2024 annual total compensation that would be reportable in the Summary Compensation Table was $72,643. Based on this information, the ratio of the annual total compensation of Mr. Francis to the annual total compensation of our median employee is 82 to 1.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP
The following table shows information regarding the beneficial ownership of our common stock for the following:
•Each stockholder known by us to beneficially own more than 5% of our common stock;
•Each of our directors;
•Each executive officer named in the 2024 Fiscal Year Summary Compensation Table in “Executive Compensation”; and
•All directors and executive officers as a group.

	Common stock beneficially owned[1]
Name and address of beneficial owners	Shares	Percent
Stockholders owning more than 5% of our common stock:
The Vanguard Group[2]	6,905,191	11.2%
100 Vanguard Boulevard
Malvern, PA 19355
BlackRock, Inc.[3]	5,362,637	8.7%
50 Hudson Yards
New York, NY 10001
FMR, LLC[4]	4,936,326	8.0%
245 Summer Street
Boston, MA 02210
Boston Partners[5]	4,338,373	7.0%
One Beacon Street
30th Floor
Boston, MA 02108
American Century Investment Management, Inc.[6]	3,536,712	5.7%
4500 Main Street
9th Floor
Kansas City, MO 64111
Directors and named executive officers:
Julian G. Francis[7]	339,606	*
Prithvi S. Gandhi[8]	5,000	*
Jason L. Taylor[9]	43,411	*
Jonathan S. Bennett[10]	31,129	*
James J. Gosa[11]	48,717	*
Carmelo Carrubba[12]	6,233	*
Frank A. Lonegro	—	*
Barbara G. Fast[13]	16,842	*
Alan Gershenhorn[14]	24,507	*
Melanie M. Hart[15]	4,495	*
Racquel H. Mason[16]	3,808	*
Robert M. McLaughlin[17]	33,177	*
Earl Newsome, Jr.[18]	8,204	*
Neil S. Novich[19]	45,012	*
Stuart A. Randle[20]	33,181	*
Douglas L. Young[21]	41,612	*
All directors and executive officers as a group (21 persons)[22]:	888,676	1.4%

*Less than 1%.
1.Except as noted otherwise, information concerning beneficial ownership of shares is as of March 17, 2025, including the percentage of shares beneficially owned which is based on 61,784,623 shares of common stock outstanding as of March 17, 2025. Amounts include the number of shares beneficially owned as of that date, as well as the number of shares that such person has the right to acquire beneficial ownership of within 60 days thereafter. In addition, except as noted otherwise, all persons named as beneficial owners have sole voting power and sole investment power with respect to the shares indicated as beneficially owned.
2.Based on the share information for The Vanguard Group as of January 31, 2024, reported on Schedule 13G/A filed by it on February 12, 2024. The Vanguard Group reported sole voting power with respect to none of the shares, shared voting power with respect to 47,103 shares, sole dispositive power with respect to 6,795,498 shares and shared dispositive power with respect to 109,693 shares.
3.Based on the share information for BlackRock, Inc. as of December 31, 2024, reported on Schedule 13G/A filed by it on February 5, 2025. BlackRock, Inc. reported sole voting power with respect to 5,285,525 shares, sole dispositive power with respect to 5,362,637 shares and shared voting and dispositive power with respect to none of the shares.
4.Based on the share information for FMR LLC as of December 31, 2024, reported on Schedule 13G/A filed by it on February 12, 2025. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Both of the foregoing are named as reporting persons in the Schedule 13G/A. FMR LLC reported sole voting power with respect to 4,925,743 shares and Ms. Johnson reported sole voting power with respect to none of the shares. FMR LLC and Ms. Johnson reported sole dispositive power with respect to 4,936,325.81 shares and shared voting and dispositive power with respect to none of the shares.
5.Based on the share information for Boston Partners as of December 31, 2024, reported on Schedule 13G/A filed by it on February 14, 2025. Boston Partners reported sole voting power with respect to 3,188,278 shares, sole dispositive power with respect to all of the shares and shared voting and dispositive power with respect to none of the shares.
6.Based on the share information for American Century Investment Management, Inc. as of September 30, 2024, reported on Schedule 13G filed by it on November 8, 2024. American Century Investment Management, Inc. (“ACIM”) is a wholly-owned subsidiary of American Century Companies, Inc. (“ACC”), which is controlled by the Stowers Institute for Medical Research (“Stowers”). Each of ACIM, ACC and Stowers is named as a reporting person in the Schedule 13G. Each of ACIM, ACC and Stowers reported sole voting power with respect to 3,417,970 of the shares, sole dispositive power with respect to all of the shares and shared voting and dispositive power with respect to none of the shares.
7.Includes 226,054 shares issuable upon the exercise of vested stock options. Does not include 27,239 stock options, 44,394 restricted stock units with time-based vesting, or 71,013 restricted stock units with performance-based vesting, all of which were unvested and outstanding as of the record date.
8.Does not include 2,722 stock options, 6,668 restricted stock units with time-based vesting, or 6,772 restricted stock units with performance-based vesting, all of which were unvested and outstanding as of the record date.
9.Includes 31,124 shares issuable upon the exercise of vested stock options. Does not include 4,744 stock options, 13,534 restricted stock units with time-based vesting, or 12,561 restricted stock units with performance-based vesting, all of which were unvested and outstanding as of the record date.
10.Includes 11,220 shares issuable upon the exercise of vested stock options. Does not include 4,875 stock options, 12,800 restricted stock units with time-based vesting, or 12,945 restricted stock units with performance-based vesting, all of which were unvested and outstanding as of the record date.
11.Includes 33,797 shares issuable upon the exercise of vested stock options. Does not include 4,744 stock options, 13,534 restricted stock units with time-based vesting, or 12,561 restricted stock units with performance-based vesting, all of which were unvested and outstanding as of the record date.
12.Includes 2,969 shares issuable upon the exercise of vested stock options and 1,206 restricted stock units that vest within 60 days of the record date. Does not include 1,364 stock options, 4,995 restricted stock units with time-based vesting, or 2,781 restricted stock units with performance-based vesting, all of which were unvested and outstanding as of the record date.
13.Consists of 16,842 restricted stock units with time-based vesting, 1,400 of which vest within 60 days of the record date.
14.Includes 19,550 restricted stock units with time-based vesting, 1,400 of which vest within 60 days of the record date.
15.Consists of 4,495 restricted stock units with time-based vesting, 1,400 of which vest within 60 days of the record date.
16.Consists of 3,808 restricted stock units with time-based vesting, 1,400 of which vest within 60 days of the record date.
17.Includes 9,221 restricted stock units with time-based vesting, 1,400 of which vest within 60 days of the record date.
18.Consists of 8,204 restricted stock units with time-based vesting, 1,400 of which vest within 60 days of the record date.
19.Includes 17,367 restricted stock units with time-based vesting, 1,400 of which vest within 60 days of the record date. Does not include 4,404 restricted stock units with time-based vesting that will not settle until six months after termination of service on the Board.
20.Includes 7,211 restricted stock units with time-based vesting, 1,400 of which vest within 60 days of the record date. Does not include 10,678 restricted stock units with time-based vesting that will not settle until six months after termination of service on the Board.
21.Includes 27,112 restricted stock units with time-based vesting, 1,400 of which vest within 60 days of the record date.
22.Includes 382,493 shares that are issuable upon the exercise of vested stock options and 13,806 restricted stock units that vest within 60 days of the record date.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2024, with respect to each equity plan or arrangement pursuant to which warrants or options to purchase our common shares have been granted.

Plan category[1]	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)[2]	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)[3]
Equity compensation plans approved by security holders	2,127,042	$47.54	7,145,577
Equity compensation plans not approved by security holders	—	—	—

1.See Notes 2 and 6 to the Consolidated Financial Statements in the Original Form 10-K for additional information regarding our stock-based compensation plans.
2.In addition to options, the amounts shown in column (a) reflect time-based and performance-based restricted stock units. This column does not include any shares issuable pursuant to the Company’s Employee Stock Purchase Plan. The weighted-average price shown in column (b) does not take restricted stock units into account.
3.Includes 6,327,413 shares of common stock available for future issuance under the Company’s 2024 Stock Plan and 818,164 shares of common stock available for future issuance under the Company's Employee Stock Purchase Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

DIRECTOR INDEPENDENCE
The Board has determined that each of the Company’s current directors, with the exception of Julian G. Francis, is “independent” under Nasdaq listing standards and the rules of the SEC. Specifically, the Board has determined that each of Stuart A. Randle, Barbara G. Fast, Alan Gershenhorn, Melanie M. Hart, Racquel H. Mason, Robert M. McLaughlin, Earl Newsome, Jr., Neil S. Novich and Douglas L. Young are independent under such listing standards and rules. Mr. Francis is not independent due to his service as our President and Chief Executive Officer. We believe we comply with all applicable requirements of Nasdaq and the SEC relating to director independence and the composition of the committees of our Board. Each director serving on the Audit Committee, Compensation Committee and Nominating and Governance Committee is independent under Nasdaq listing standards and the rules of the SEC.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Relationship with Cornerstone
The Company purchases products from Cornerstone Building Brands, Inc. (formerly Ply Gem Industries, Inc.) and its subsidiaries (collectively, “Cornerstone”), the largest manufacturer of exterior building products in North America, servicing commercial, residential and repair and remodel markets. Investment funds managed by Clayton, Dubilier & Rice, LLC indirectly own all the issued and outstanding shares of capital stock of Cornerstone. During the twelve months ending December 31, 2024, Cornerstone invoiced the Company an aggregate of approximately $152.6 million. The Company believes that the terms of the purchases made from Cornerstone were no less favorable to the Company in the aggregate than would otherwise have been obtained from unrelated third parties. The Company’s relationship with Cornerstone predates the CD&R investment in the Company.
Relationship with White Cap
The Company sells products to White Cap Supply Holdings, LLC, a distributor of specialty concrete and construction products. Investment funds managed by, or affiliated with, Clayton, Dubilier & Rice, LLC own a substantial majority of the capital stock of White Cap. During the twelve months ending December 31, 2024, the Company invoiced White Cap approximately $283.4 thousand. The Company believes that the terms of the sales to White Cap were no less favorable to the Company in the aggregate than would otherwise have been obtained from unrelated third parties. The Company’s relationship with White Cap and its corporate predecessor predates the CD&R investment in Beacon.

Relationship with CD&R
On August 24, 2017, in connection with the execution of a stock purchase agreement with respect to the acquisition of Allied Building Products Corp. (the “Allied Acquisition”), the Company entered into an investment agreement (the “Investment Agreement”) with CD&R Boulder Holdings, L.P. (the “CD&R Stockholder”) and Clayton, Dubilier & Rice Fund IX, L.P. for the purchase of shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”). On January 2, 2018, in conjunction with the closing of the Allied Acquisition, CD&R Stockholder purchased 400,000 shares of Preferred Stock with an aggregate liquidation preference of $400.0 million, at a purchase price of $1,000 per share. The Preferred Stock was convertible perpetual participating preferred stock of the Company, with a conversion price of $41.26 per share, and accrued dividends at a rate of 6.0% per annum. Holders of the Preferred Stock were generally entitled to vote with holders of shares of the Company’s common stock on an as-converted basis on all matters submitted for a stockholder vote. Subject to certain limitations, the Company had the option to redeem the outstanding Preferred Stock, in whole or in part for an aggregate redemption price equal to two times the liquidation value of the shares being redeemed plus any accrued dividends.
On July 6, 2023, the Company reached agreement with the CD&R Stockholder for the repurchase of all 400,000 issued and outstanding shares of the Preferred Stock. The repurchase was completed on July 31, 2023, for an aggregate amount of $805.4 million. In connection with the repurchase, the right of the CD&R Stockholder to nominate two directors to serve on our Board terminated and Mr. Nathan Sleeper, CD&R’s Chief Executive Officer, and Mr. Philip Knisely, an Operating Partner of CD&R, both offered their resignations from the Board in accordance with the Investment Agreement. However, our Board did not accept Mr. Knisely’s resignation, although Mr. Knisely stepped down as non-executive Chair of the Board as of July 31, 2023. Subsequently, on January 23, 2024, Mr. Knisely resigned from the Board.
On January 2, 2018, pursuant to the Investment Agreement, the Company entered into a registration rights agreement with the CD&R Stockholder, pursuant to which the Company agreed to file a resale shelf registration statement for the benefit of the CD&R Stockholder upon the request of the CD&R Stockholder, and pursuant to which the CD&R Stockholder had the right to make up to four requests that the Company conduct an underwritten offering of, or register, shares of the Company’s common stock. The CD&R Stockholder also had customary piggyback registration rights and the right to request that the Company include its registrable securities in certain future registration statements or offerings of common stock by the Company. These registration rights terminated when the CD&R Stockholder no longer owned any registrable securities, which occurred as a result of the underwritten offerings discussed below. In 2023, the CD&R Stockholder exercised its right to require the filing of a resale shelf registration, and made two requests for underwritten offerings in 2023 and one in 2024. In accordance with the Registration Rights Agreement, the Company paid the costs, expenses, and fees in connection with the registration of the shares of common stock registered on the resale shelf registration statement. These costs, expenses, and fees totaled $239.1 thousand and $322.9 thousand in 2023 and 2024, respectively. The CD&R Stockholder assumed responsibility for all commissions and discounts, if any, attributable to its sales of our common stock pursuant to the resale shelf registration statement.
Best Leases
C. Munroe Best III’s parents and a trust for the benefit of his parents’ grandchildren (including Mr. Best’s children) own all of the equity of M. Best & Sons, L.L.C. Mr. Best is also a trustee for the trust. The Company currently leases four buildings from M. Best & Sons for approximately $910.9 thousand for the twelve months ending December 31, 2024.

POLICIES AND PROCEDURES WITH RESPECT TO TRANSACTIONS WITH RELATED PERSONS
Our finance and legal departments are primarily responsible for identifying and reviewing relationships and transactions in which the Company and our directors, executive officers, and/or certain of our stockholders or their immediate family members are participants to determine whether any of these related parties had or will have a direct or indirect material interest. In order to identify potential related person transactions, our legal department annually prepares and distributes to all directors and executive officers a written questionnaire which includes questions intended to elicit information about any related person transactions. Pursuant to the Company’s written contract review policy, all agreements covered by this policy with “Related Persons,” as that term is defined pursuant to Item 404(a) of SEC Regulation S-K, must be submitted for review and approval by the Audit Committee. In evaluating related person transactions, our Audit Committee members apply the same standards of good faith and fiduciary duty they apply to their general responsibilities as a committee of the Board and as individual directors. The Audit Committee may approve a related person transaction when, in its good faith judgment, the transaction is in the best interests of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Our independent registered public accounting firm is Ernst & Young LLP, Tysons, Virginia, PCAOB ID: 42.
The table below summarizes the fees and expenses billed by Ernst & Young LLP for Fiscal Year 2024 and Fiscal Year 2023.

	2024	2023
Audit Fees	$2,952,125	$3,160,750
Audit-Related Fees	2,000	2,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$2,954,125	$3,162,750
Audit fees include fees and expenses for professional services rendered for the audit of our consolidated financial statements, the audit of our internal controls, the reviews of our interim financial statements and the issuance of comfort letters.
The audit-related fees relate to the Company’s annual subscription to EY Atlas, an accounting and reporting research tool.
There were no tax or other non-audit services, as described below, rendered by Ernst & Young LLP in Fiscal Year 2024 or Fiscal Year 2023.
The Audit Committee annually reviews the performance of the independent registered public accounting firm and approves the fees charged for its services.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES
The Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of Ernst & Young LLP, our independent registered public accounting firm. The independent registered public accounting firm reports directly to the Audit Committee. As part of its responsibility, the Audit Committee established a policy requiring the pre-approval of all audit and permissible non-audit services performed by the independent registered public accounting firm. In pre-approving services, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence.
Prior to the engagement of the independent registered public accounting firm for an upcoming audit/non-audit service period, which is typically defined as a twelve-month timeframe, Ernst & Young LLP submits a detailed list of services expected to be rendered during that period as well as an estimate of the associated fees for each of the following four categories of services to the Audit Committee for approval.
•Audit Services consist of services rendered by an external auditor for the audit of our annual consolidated financial statements and internal controls and reviews of our quarterly financial statements. It also includes services that generally only an external auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents and assistance with, and review of, documents filed with the SEC.
•Audit-Related Services consist of assurance and related services by an external auditor that are reasonably related to audit or review of financial statements, including employee benefit plan audits, due diligence related to mergers and acquisitions, subscriptions for accounting research software, and accounting consultations.
•Tax Services consist of services not included in Audit Services above, rendered by an external auditor for tax compliance, tax consulting and tax planning.
•Other Non-Audit Services are any other permissible work that is not an Audit, Audit-Related or Tax Service.
Circumstances may arise during the pre-approved engagement period when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor. The Chair of the Audit Committee, acting pursuant to delegated authority, may pre-approve any audit or non-audit services to be performed by the independent registered public accounting firm, provided that any such approvals are presented to the Audit Committee at its next scheduled meeting.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date
2.1**	Agreement and Plan of Merger, dated as of March 20, 2025, by and among QXO, Inc., Beacon Roofing Supply, Inc. and Queen MergerCo, Inc.**	8-K	2.1	March 20, 2025
3.1	Second Amended and Restated Certificate of Incorporation of Beacon Roofing Supply, Inc.	10-K	3.1	December 23, 2004
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Beacon Roofing Supply, Inc.	8-K	3.1	January 28, 2025
3.3	By-Laws of Beacon Roofing Supply, Inc. (effective August 11, 2021).	8-K	3.1	August 17, 2021
4.1*	Description of Common Stock.
4.2	Stockholder Rights Agreement, dated as of January 27, 2025, by and between Beacon Roofing Supply, Inc. and Computershare Trust Company, N.A., as rights agent.	8-K	4.1	January 28, 2025
4.3	Amendment No. 1 to Stockholder Rights Agreement, dated as of March 20, 2025, by and between Beacon Roofing Supply, Inc. and Computershare Trust Company, N.A., as rights agent	8-K	4.1	March 20, 2025
4.4	Indenture, dated as of October 9, 2019, by and among Beacon Roofing Supply, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent.	8-K	4.1	October 9, 2019
4.5	Form of 4.500% Senior Secured Notes due 2026 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.4).	8-K	4.2	October 9, 2019
4.6	Indenture, dated as of May 10, 2021, by and among Beacon Roofing Supply, Inc., the subsidiary guarantor party thereto, and U.S. Bank National Association, as trustee.	8-K	4.1	May 10, 2021
4.7	Form of 4.125% Senior Notes due 2029 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.6).	8-K	4.2	May 10, 2021
4.8	Indenture, dated as of July 31, 2023, by and among Beacon Roofing Supply, Inc., the subsidiary guarantor party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent.	8-K	4.1	July 31, 2023
4.9	Form of 6.500% Senior Secured Notes due 2030 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.8).	8-K	4.2	July 31, 2023
10.1	Amended and Restated Term Loan Credit Agreement, dated May 19, 2021, by and among Beacon Roofing Supply, Inc., as borrower, Citibank, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto.	8-K	10.1	May 21, 2021
10.2	Second Amended and Restated Credit Agreement, dated May 19, 2021, by and among Beacon Roofing Supply, Inc., as a guarantor, certain subsidiaries of Beacon Roofing Supply, Inc. party thereto as borrowers, and lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders.	8-K	10.2	May 21, 2021
10.3	Amendment No. 2, dated as of June 6, 2023, to the Second Amended and Restated Credit Agreement among Beacon Roofing Supply, Inc., the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent.	8-K	10.1	June 9, 2023
10.4	Amendment No. 2, dated as of July 3, 2023, to the Amended and Restated Term Loan Credit Agreement among Beacon Roofing Supply, Inc., the other loan parties party thereto, the lenders party thereto and Citibank, N.A., as administrative agent.	8-K	10.1	July 10, 2023
10.5	Amendment No. 3 to Amended and Restated Term Loan Credit Agreement, dated as of March 28, 2024, by and among Beacon Roofing Supply, Inc., as borrower, Beacon Sales Acquisition, Inc., as guarantor, Citibank, N.A., as administrative agent, and the lenders party thereto.	8-K	10.1	March 28, 2024

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date
10.6	Amendment No. 3, dated as of June 28, 2024, to the Second Amended and Restated Credit Agreement among Beacon Roofing Supply, Inc., the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent.	10-Q	10.1	October 31, 2024
10.7+	Description of Beacon Roofing Supply, Inc. Executive Annual Incentive Plan.	10-Q	10.1	May 5, 2023
10.8+
Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on January 9, 2020).
		DEF 14A	Appendix A	January 9, 2020
10.9+	Beacon Roofing Supply, Inc. 2024 Stock Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 3, 2024).	DEF 14A	Annex A	April 3, 2024
10.10+	Form of Beacon Roofing Supply, Inc. 2024 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settlement at Retirement).	8-K	10.2	May 15, 2024
10.11+	Form of Beacon Roofing Supply, Inc. 2024 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Settlement at Vest).	8-K	10.3	May 15, 2024
10.12+	Form of Beacon Roofing Supply, Inc. 2024 Stock Plan Restricted Stock Unit Award Agreement for Employees (Performance-based Vesting).	8-K	10.4	May 15, 2024
10.13+	Form of Beacon Roofing Supply, Inc. 2024 Stock Plan Restricted Stock Unit Award Agreement for Employees (Performance-based Vesting, Optional Deferred Settlement).	8-K	10.5	May 15, 2024
10.14+	Form of Beacon Roofing Supply, Inc. 2024 Stock Plan Restricted Stock Unit Award Agreement for Employees (Time-based Vesting).	8-K	10.6	May 15, 2024
10.15+	Form of Beacon Roofing Supply, Inc. 2024 Stock Plan Restricted Stock Unit Award Agreement for Employees (Time-based Vesting, Optional Deferred Settlement).	8-K	10.7	May 15, 2024
10.16+	Form of Beacon Roofing Supply, Inc. 2024 Stock Plan Stock Option Agreement.	8-K	10.8	May 15, 2024
10.17+	Form of Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan A25 Performance and Time-Based Restricted Stock Unit Award Agreement.	8-K	10.1	March 14, 2022
10.18+	Beacon Roofing Supply, Inc. Deferred Compensation Plan dated February 16, 2023	8-K	10.1	February 17, 2023
10.19+	Executive Severance and Restrictive Covenant Agreement, dated as of September 10, 2020, between Beacon Roofing Supply, Inc., Beacon Sales Acquisition, Inc. and Julian G. Francis.	10-K	10.19	November 20, 2020
10.20+	Form of Executive Severance and Restrictive Covenant Agreement between Beacon Roofing Supply, Inc., Beacon Sales Acquisition, Inc. and executive officers and certain senior management.	10-K	10.20	November 20, 2020
10.21+	Form of Indemnification Agreement between Beacon Roofing Supply, Inc. and directors, executive officers and certain other officers.	8-K	10.1	November 17, 2021
19.1	Beacon Roofing Supply, Inc. Insider Trading Policy	10-K	19.1	February 27, 2025
19.2	Beacon Roofing Supply, Inc. Guidelines for Rule 10b5-1 Trading Plans	10-K	19.2	February 27, 2025
21	Subsidiaries of Beacon Roofing Supply, Inc.	10-K	21	February 27, 2025
23.1	Consent of Independent Registered Public Accounting Firm	10-K	23.1	February 27, 2025
31.1*	Rule 13a-14(a) certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Rule 13a-14(a) certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.1	February 27, 2025
32.2	Section 1350 certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.2	February 27, 2025
97	Beacon Roofing Supply, Inc. Incentive Compensation Recoupment Policy	10-K	97	February 28, 2024

Exhibit Number		Incorporated by Reference
	Description	Form	Exhibit	Filing Date
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
** Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Beacon agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACON ROOFING SUPPLY, INC. (REGISTRANT)

	By:	/s/ PRITHVI S. GANDHI
Prithvi S. Gandhi
Executive Vice President & Chief Financial Officer
Date: March 31, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.