Form 10-Q
period 2025-03-31
BEACON ROOFING SUPPLY INC
filed 2025-04-28
CIK 1124941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 18, 2025, 62,161,753 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

BEACON ROOFING SUPPLY, INC.
FORM 10-Q
For the Quarter Ended March 31, 2025

PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Condensed Consolidated Financial Statements
BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except per share amounts)

	March 31,	December 31,	March 31,
	2025	2024	2024
Assets
Current assets:
Cash and cash equivalents	$57.4	$74.3	$134.6
Accounts receivable, less allowance of $17.1, $17.6, and $14.7 as of March 31, 2025, December 31, 2024, and March 31, 2024, respectively	1,250.5	1,196.1	1,188.5
Inventories, net	1,711.5	1,407.7	1,537.6
Prepaid expenses and other current assets	547.2	501.7	520.1
Total current assets	3,566.6	3,179.8	3,380.8
Property and equipment, net	541.0	545.7	457.0
Goodwill	2,097.7	2,094.7	2,011.1
Intangibles, net	469.2	489.1	434.0
Operating lease right-of-use assets, net	651.2	626.8	517.3
Deferred income taxes, net	—	—	2.1
Other assets, net	19.4	17.5	16.2
Total assets	$7,345.1	$6,953.6	$6,818.5

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,275.7	$938.0	$1,247.2
Accrued expenses	423.6	522.4	423.1
Current portion of operating lease liabilities	106.3	101.2	92.0
Current portion of finance lease liabilities	41.4	38.9	29.1
Current portion of long-term debt	12.8	12.8	15.9
Total current liabilities	1,859.8	1,613.3	1,807.3
Borrowings under revolving lines of credit, net	316.1	148.1	111.5
Long-term debt, net	2,479.1	2,481.2	2,487.6
Deferred income taxes, net	41.4	37.0	24.0
Other long-term liabilities	2.8	1.9	1.3
Operating lease liabilities	566.2	544.7	436.5
Finance lease liabilities	136.3	134.9	109.8
Total liabilities	5,401.7	4,961.1	4,978.0
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock (voting); $0.01 par value; 100.0 shares authorized; 61.8, 61.5, and 63.6 shares issued and outstanding as of March 31, 2025, December 31, 2024, and March 31, 2024, respectively	0.6	0.6	0.6
Undesignated preferred stock; 5.0 shares authorized, none issued or outstanding	—	—	—
Additional paid-in capital	1,261.1	1,264.4	1,228.6
Retained earnings	710.6	753.7	624.4
Accumulated other comprehensive income (loss)	(28.9)	(26.2)	(13.1)
Total stockholders' equity	1,943.4	1,992.5	1,840.5
Total liabilities and stockholders' equity	$7,345.1	$6,953.6	$6,818.5
See accompanying Notes to the Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Net sales	$1,907.8	$1,912.4
Cost of products sold	1,440.0	1,439.2
Gross profit	467.8	473.2
Operating expense:
Selling, general and administrative[1]	436.5	381.5
Depreciation	31.4	25.5
Amortization	23.3	21.1
Total operating expense	491.2	428.1
Income (loss) from operations	(23.4)	45.1
Interest expense, financing costs and other, net	42.2	38.6
Loss on debt extinguishment	—	2.4
Income (loss) before provision for income taxes	(65.6)	4.1
Provision for (benefit from) income taxes	(22.5)	(1.5)
Net income (loss)	$(43.1)	$5.6

Weighted-average common shares outstanding:
Basic	61.7	63.6
Diluted	61.7	64.8

Net income (loss) per common share:
Basic	$(0.70)	$0.09
Diluted	$(0.70)	$0.09

1.Selling, general and administrative expense for the three months ended March 31, 2025 includes $37.7 million of one-time costs incurred in connection with the QXO Transactions (as defined in Note 19).
See accompanying Notes to the Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in millions)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(43.1)	$5.6
Other comprehensive income (loss):
Foreign currency translation adjustment	0.1	(3.1)
Unrealized gain (loss) due to change in fair value of derivative financial instruments, net of tax	(3.3)	5.1
Derivative financial instruments reclassified to earnings, net of tax	0.5	(0.8)
Total other comprehensive income (loss)	(2.7)	1.2
Comprehensive income (loss)	$(45.8)	$6.8
See accompanying Notes to the Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited; in millions)

	Common Stock			Retained
	Shares	Amount	APIC[1]	Earnings	AOCI[2]	Total
Three Months Ended March 31, 2025
Balance as of December 31, 2024	61.5	$0.6	$1,264.4	$753.7	$(26.2)	$1,992.5
Issuance of common stock, net of shares withheld for taxes	0.3	0.0	(12.5)	—	—	(12.5)
Stock-based compensation	—	—	9.2	—	—	9.2
Other comprehensive income (loss)	—	—	—	—	(2.7)	(2.7)
Net income (loss)	—	—	—	(43.1)	—	(43.1)
Balance as of March 31, 2025	61.8	$0.6	$1,261.1	$710.6	$(28.9)	$1,943.4

Three Months Ended March 31, 2024
Balance as of December 31, 2023	63.3	$0.6	$1,218.4	$618.8	$(14.3)	$1,823.5
Issuance of common stock, net of shares withheld for taxes	0.3	0.0	2.8	—	—	2.8
Stock-based compensation	—	—	7.4	—	—	7.4
Other comprehensive income (loss)	—	—	—	—	1.2	1.2
Net income (loss)	—	—	—	5.6	—	5.6
Balance as of March 31, 2024	63.6	$0.6	$1,228.6	$624.4	$(13.1)	$1,840.5

1.Additional Paid-in Capital (“APIC”).
2.Accumulated Other Comprehensive Income (Loss) (“AOCI”).
See accompanying Notes to the Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income (loss)	$(43.1)	$5.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	54.7	46.6
Stock-based compensation	9.2	7.4
Certain interest expense and other financing costs	2.1	0.5
Loss on debt extinguishment	—	2.4
Gain on sale of fixed assets and other	(1.4)	(1.6)
Deferred income taxes	5.3	2.8
Changes in operating assets and liabilities:
Accounts receivable	(51.7)	(38.4)
Inventories	(302.0)	(303.2)
Prepaid expenses and other current assets	(49.7)	(69.2)
Accounts payable and accrued expenses	239.2	207.0
Other assets and liabilities	2.2	(0.7)
Net cash provided by (used in) operating activities	(135.2)	(140.8)

Investing Activities
Capital expenditures	(13.1)	(27.0)
Acquisition of business, net	(10.7)	(109.0)
Proceeds from sale of assets	1.6	1.7
Purchases of investments	(1.3)	(0.8)
Net cash provided by (used in) investing activities	(23.5)	(135.1)

Financing Activities
Borrowings under revolving lines of credit	640.8	677.8
Payments under revolving lines of credit	(473.3)	(646.8)
Borrowings under term loan	—	300.0
Payments under term loan	(3.2)	—
Payment of debt issuance costs	—	(0.2)
Payments under equipment financing facilities and finance leases	(10.0)	(6.4)
Payment of fees for the repurchase of convertible Preferred Stock	—	(0.1)
Proceeds from employee stock purchase plan	—	4.1
Proceeds from issuance of common stock related to equity awards	1.4	3.5
Payment of taxes related to net share settlement of equity awards	(13.9)	(4.8)
Net cash provided by (used in) financing activities	141.8	327.1

Effect of exchange rate changes on cash and cash equivalents	0.0	(0.6)

Net increase (decrease) in cash and cash equivalents	(16.9)	50.6
Cash and cash equivalents, beginning of period	74.3	84.0
Cash and cash equivalents, end of period	$57.4	$134.6

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$43.9	$40.6
Income taxes, net of refunds	$3.4	$3.6
See accompanying Notes to the Condensed Consolidated Financial Statements

BEACON ROOFING SUPPLY, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited; in millions, except per share amounts or otherwise indicated)
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
On March 20, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with QXO, Inc. (“QXO”) and Queen MergerCo, Inc. (“Merger Sub”), a wholly owned subsidiary of QXO, pursuant to which QXO agreed to acquire the Company. During the three months ended March 31, 2025, the Company recognized $37.7 million of one-time costs incurred in connection with the QXO Transactions (as defined in Note 19), which are included in selling, general and administrative expense in the condensed consolidated statements of operations. See Note 19 for additional information regarding the Merger Agreement and the contemplated transaction.
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
The balance sheet as of March 31, 2024 has been presented for a better understanding of the impact of seasonal fluctuations on the Company’s financial condition. The three-month periods ended March 31, 2025 and 2024 had 63 and 64 business days, respectively.
In management’s opinion, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2025.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Recent Accounting Pronouncements — Not Yet Adopted
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, “Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This standard affects a wide variety of Topics in the Codification. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.
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
3. Acquisitions
The following table presents the Company’s acquisitions between January 1, 2024 and March 31, 2025. The Company acquired 100% of the equity or substantially all of the net assets in each case. The Company has not provided pro forma results of operations for any of the transactions below, as the transactions individually and in the aggregate for the respective year are not material to the Company. The results of operations for these transactions are included in the Company’s condensed consolidated statements of operations from the date of the acquisition (dollars in millions):

Date Acquired	Company Name	U.S. State/Canadian Province	Branches	Goodwill Recognized[1]	Intangible Assets Acquired[1]
March 5, 2025	D.M. Figley Co., Inc.	California	5	$1.5	$3.3
November 1, 2024	Fairway Wholesale Distribution, LLC	Massachusetts	1	$4.3	$5.0
October 1, 2024	Ryan Seamless Gutter Systems, Inc.	Massachusetts	1	$4.8	$4.7
September 10, 2024	Chicago Metal Supply & Fabrication, Inc.	Illinois	1	$4.7	$5.8
August 1, 2024	Passaic Metal & Building Supplies LLC and affiliates	New Jersey and New York	9	$44.5	$43.0
August 1, 2024	SSR Roof Supply Ltd.	British Columbia	2	$6.4	$10.6
July 10, 2024	Roofers Mart of Southern California, Inc.	California	1	$0.5	$1.1
July 1, 2024	Integrity Metals, LLC	Florida	2	$5.9	$6.0
July 1, 2024	Extreme Metal Fabricators, LLC	Florida	2	$10.7	$15.2
May 1, 2024	Smalley & Company	Colorado, Arizona, California, Nevada, New Mexico, and Utah	11	$0.3	$25.8
April 15, 2024	General Roofing & Siding Supply Co.	Nebraska, Iowa, and North Dakota	5	$3.7	$8.8
February 12, 2024	Metro Sealants & Waterproofing Supply, Inc.	Virginia and Maryland	4	$22.4	$25.2
February 1, 2024	Roofers' Supply of Greenville, Inc.	South Carolina and North Carolina	3	$35.1	$26.6

1.For all acquisitions occurring after March 31, 2024, the measurement period is still open and amounts are based on provisional estimates of the fair value of assets acquired and liabilities assumed as of March 31, 2025.
In each company’s respective twelve months prior to being acquired by Beacon, the companies listed above produced aggregate annual sales of approximately $594.2 million. The total transaction costs incurred by the Company for these acquisitions for the three months ended March 31, 2025 were $1.1 million. Of the $144.8 million of goodwill recognized for these acquisitions, $102.2 million is deductible for tax purposes.

4. Net Sales
The following table presents the Company’s net sales by line of business and geography for each period presented (in millions):

	U.S.	Canada	Total
Three Months Ended March 31, 2025
Residential roofing products	$917.5	$11.1	$928.6
Non-residential roofing products	475.4	25.9	501.3
Complementary building products	473.8	4.1	477.9
Total net sales	$1,866.7	$41.1	$1,907.8

Three Months Ended March 31, 2024
Residential roofing products	$920.6	$6.8	$927.4
Non-residential roofing products	492.1	36.5	528.6
Complementary building products	454.1	2.3	456.4
Total net sales	$1,866.8	$45.6	$1,912.4
5. Net Income (Loss) Per Common Share
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration for common share equivalents. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and vesting of restricted stock unit (“RSU”) awards. Diluted net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period plus the effect of all potentially dilutive common share equivalents, except when the effect would be anti-dilutive.
The following table presents the components and calculations of basic and diluted net income (loss) per common share attributable to common stockholders (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss)	$(43.1)	$5.6

Denominator:
Weighted-average common shares outstanding – Basic	61.7	63.6
Effect of common share equivalents	—	1.2
Weighted-average common shares outstanding – Diluted	61.7	64.8

Net income (loss) per common share:
Basic	$(0.70)	$0.09
Diluted	$(0.70)	$0.09
The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per common share because the effect was either anti-dilutive or the requisite performance conditions were not met (in millions):

	Three Months Ended March 31,
	2025	2024
Stock options	0.5	0.0
Restricted stock units	0.7	0.0
Employee Stock Purchase Plan	0.0	0.1

6. Stock-based Compensation
On April 1, 2024, the Company’s Board of Directors (the “Board”) approved the Beacon Roofing Supply, Inc., 2024 Stock Plan (the “2024 Plan”), subject to stockholder approval, which was subsequently obtained on May 15, 2024 in conjunction with the 2024 Annual Meeting of Stockholders. Upon approval, the 2024 Plan succeeded the Beacon Roofing Supply, Inc. Second Amended and Restated 2014 Stock Plan (the “Prior Plan”) and is the only plan of the Company pursuant to which stock-based awards are currently granted. The 2024 Plan provides for discretionary grants of stock options, stock awards, stock unit awards, and stock appreciation rights (“SARs”) for up to 6,200,000 shares of common stock to key employees and non-employee directors. Stock options and SARs granted under the 2024 Plan, or granted under the Prior Plan after March 6, 2024, will reduce the number of available shares by one share for every share subject to the stock option or SAR, and stock awards and stock unit awards granted under the 2024 Plan, or granted under the Prior Plan after March 6, 2024, will reduce the number of available shares by 2.25 shares for every one share delivered. If (i) there is a lapse, forfeiture, expiration, termination, or cancellation of any award for any reason under the 2024 Plan, or under the Prior Plan after March 6, 2024, or (ii) shares subject to a stock award or a stock unit award under the 2024 Plan, or under the Prior Plan after March 6, 2024, are delivered or withheld as payment of any withholding taxes, then in each case such shares will again be available for issuance under the 2024 Plan, to be added back in the same multiple as described in the preceding sentence. Any shares delivered or withheld as payment for the exercise price of a stock option or of any withholding taxes with respect to such stock options or SARs will not be available for issuance pursuant to subsequent awards. As of March 31, 2025, there were 5,980,115 shares of common stock available for issuance pursuant to the 2024 Plan.
All unvested employee equity awards contain a “double trigger” change in control mechanism to the extent such employee equity award is continued or assumed after a change in control. If an award is not continued or assumed by a public company in an equitable manner, it will vest immediately prior to a change in control (at 100% payout with respect to a performance-based restricted stock unit award and at 100% of the award then earned but not vested with respect to a restricted stock unit award with market conditions). If an award is so continued or assumed, vesting will continue in accordance with the terms of the award (based on actual performance with respect to a performance-based restricted stock unit award subject to completed annual performance periods and at 100% payout for any in-progress annual performance periods) unless there is a qualifying termination (without cause or for good reason) within one-year following the change in control, in which event the award shall become vested immediately.
On March 20, 2025, the Company entered into the Merger Agreement with QXO and Merger Sub. Under the Merger Agreement, the outstanding Company equity awards held by the Company’s employees will be converted into corresponding QXO equity awards (and, with respect to each performance-based restricted stock unit award, with the performance-based vesting condition deemed satisfied at target and being converted into an award of QXO restricted stock units for which vesting is solely based on service-based conditions), in each case, based on the Equity Award Conversion Amount (as defined in the Merger Agreement). Such QXO equity awards will remain subject to the same vesting terms as the original Company equity awards (excluding performance conditions), including accelerated vesting upon certain qualifying terminations of employment without cause or good reason. Such accelerated vesting is “double-trigger” (i.e., it is contingent upon a termination of employment without cause or resignation for good reason within one year after the Merger (as defined in Note 19) is consummated.)
Stock Options
Non-qualified stock options generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in three annual installments over the three-year period following the grant date.
There were no stock options granted during the three months ended March 31, 2025. The fair values of the options granted during the three months ended March 31, 2024 were estimated on the dates of grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Three Months Ended March 31,
2024
Risk-free interest rate	4.12%
Expected volatility	48.05%
Expected life (in years)	5.08
Dividend yield	—

The following table summarizes all stock option activity for the three months ended March 31, 2025 (in millions, except per share amounts and time periods):

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value[1]
Balance as of December 31, 2024	0.9	$47.54	5.6	$51.2
Granted	—	—
Exercised	(0.0)	46.80
Canceled/Forfeited	(0.0)	78.04
Balance as of March 31, 2025	0.9	$47.40	5.4	$69.7
Vested and expected to vest after March 31, 2025	0.9	$47.16	5.4	$69.4
Exercisable as of March 31, 2025	0.8	$43.48	5.0	$65.2

1.Aggregate intrinsic value represents the difference between the closing fair value of the underlying common stock and the exercise price of outstanding, in-the-money options on the date of measurement.
During the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense related to stock options of $0.9 million and $1.0 million, respectively. During the three months ended March 31, 2025 and 2024, the Company recognized a tax benefit related to stock-based compensation expense related to stock options of $0.4 million and $1.3 million, respectively.
As of March 31, 2025, there was $3.1 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years.
The following table summarizes additional information on stock options for the period presented (in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Weighted-average fair value per share of stock options granted	$—	$40.20
Total grant date fair value of stock options vested	$4.0	$2.7
Total intrinsic value of stock options exercised	$2.0	$6.4
Restricted Stock Units
Time-based RSU awards granted to employees are subject to continued employment and generally vest ratably over a three-year period or cliff vest on the third anniversary of the grant date. The Company also grants certain RSU awards to management that additionally may contain market or performance conditions. Market conditions, which are based on stock price, are incorporated into the grant date fair value of the management awards with market conditions using a Monte Carlo valuation model. Compensation expense for management awards with market conditions is recognized over the service period and is not reversed if the market condition is not met. For awards with performance conditions, the actual number of awards that will vest can range from 0% to 200% of the original grant amount, depending upon actual Company performance below or above the established performance metric targets. At each reporting date, the Company estimates performance in relation to the defined targets when determining the projected number of management awards with performance conditions that are expected to vest and calculating the related stock-based compensation expense. Management awards with performance conditions are amortized over the service period if, and to the extent that, it is determined that achievement of the performance condition is probable. If awards with market, performance and/or service conditions are forfeited due to failure to achieve performance conditions or failure to satisfy service conditions, any previously recognized expense for such awards is reversed.
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

The following table summarizes all RSU activity for the three months ended March 31, 2025 (in millions, except grant date fair value amounts):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2024	1.2	$62.91
Granted	0.3	$119.90
Released	(0.3)	$60.88
Canceled/Forfeited	(0.0)	$76.19
Balance as of March 31, 2025	1.2	$78.88
Vested and expected to vest after March 31, 2025[1]	1.1	$78.04

1.As of March 31, 2025, outstanding awards with performance conditions were expected to vest at or below 100% of their original grant amount.
During the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense related to RSUs of $7.5 million and $5.8 million, respectively. During the three months ended March 31, 2025 and 2024, the Company recognized a tax benefit related to stock-based compensation expense related to RSUs of $4.8 million and $1.3 million, respectively.
As of March 31, 2025, there was $54.2 million of total unrecognized compensation expense related to unvested RSUs (including unrecognized expense for RSUs with performance conditions at their estimated value as of March 31, 2025), which is expected to be recognized over a weighted-average period of 2.2 years.
The following table summarizes additional information regarding RSUs (in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Weighted-average fair value per share of RSUs granted	$119.90	$84.83
Total grant date fair value of RSUs vested	$20.5	$8.8
Total intrinsic value of RSUs released	$39.4	$15.1
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
During the three months ended March 31, 2025, no shares were purchased under the ESPP. As of March 31, 2025, there were 818,164 shares of common stock available for issuance pursuant to the Company’s ESPP. During the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense related to the ESPP of $0.8 million and $0.6 million, respectively.
In connection with the pending QXO Transactions (as defined in Note 19), the Company, after having received a formal request from QXO and in accordance with the terms of the Merger Agreement, caused the ESPP to be terminated effective as of April 23, 2025. As a result, the final purchase of Company common stock under the ESPP occurred on the date of termination. See Note 19 for additional information regarding the ESPP termination.
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
The Company did not make any share repurchases during the three months ended March 31, 2025 and 2024.
As of March 31, 2025, the Company had approximately $164.1 million available for repurchases remaining under the Repurchase Program.
8. Prepaid Expenses and Other Current Assets
The following table summarizes the significant components of prepaid expenses and other current assets (in millions):

	March 31,	December 31,	March 31,
	2025	2024	2024
Vendor rebates	$433.7	$415.5	$417.2
Other	113.5	86.2	102.9
Total prepaid expenses and other current assets	$547.2	$501.7	$520.1
9. Goodwill and Intangible Assets
Goodwill
The following table sets forth the change in the carrying amount of goodwill during the three months ended March 31, 2025 (in millions):

Balance as of December 31, 2024	$2,094.7
Acquisitions	3.0
Translation and other adjustments	0.0
Balance as of March 31, 2025	$2,097.7
The changes in the carrying amount of goodwill for the three months ended March 31, 2025 were driven primarily by the Company’s recent acquisitions. See Note 3 for additional information.
Intangible Assets
The amortizable intangible asset lives generally range from 1 to 20 years. The following table summarizes intangible assets by category (in millions, except time periods):

	March 31,	December 31,	March 31,	Weighted-Average Remaining
	2025	2024	2024	Life[1] (Years)
Amortizable intangible assets:
Customer relationships and other	$1,412.7	$1,410.5	$1,290.4	15.9
Trademarks	—	—	5.6	—
Total amortizable intangible assets	1,412.7	1,410.5	1,296.0	15.9
Accumulated amortization	(958.8)	(936.7)	(871.8)
Total amortizable intangible assets, net	453.9	473.8	424.2
Indefinite-lived trademarks	15.3	15.3	9.8
Total intangibles, net	$469.2	$489.1	$434.0

1.As of March 31, 2025.

Amortization expense relating to the above-listed intangible assets for the three months ended March 31, 2025 and 2024 was $23.3 million and $21.1 million, respectively.
The following table summarizes the estimated future amortization expense for intangible assets (in millions):

Year Ending December 31,
2025 (April - December)	$63.0
2026	73.4
2027	62.0
2028	50.6
2029	41.4
Thereafter	163.5
Total future amortization expense	$453.9
10. Accrued Expenses
The following table summarizes the significant components of accrued expenses (in millions):

	March 31,	December 31,	March 31,
	2025	2024	2024
Inventory	$163.8	$135.5	$178.1
Selling, general and administrative	128.7	114.2	121.1
Payroll and employee benefit costs	61.6	101.1	55.7
Customer rebates	43.4	139.0	38.2
Interest and other	26.1	32.6	30.0
Total accrued expenses	$423.6	$522.4	$423.1
11. Financing Arrangements
The following table summarizes all outstanding debt (presented net of unamortized debt issuance costs) and other financing arrangements (in millions):

	March 31,	December 31,	March 31,
	2025	2024	2024
Revolving Lines of Credit
2026 ABL:
2026 U.S. Revolver[1]	$316.1	$146.0	$111.5
2026 Canada Revolver[2]	—	2.1	—
Borrowings under revolving lines of credit, net	$316.1	$148.1	$111.5

Long-term Debt, net
Term Loan:
2028 Term Loan[3]	$1,251.4	$1,254.1	$1,265.2
Current portion	(12.8)	(12.8)	(15.9)
Long-term borrowings under term loan	1,238.6	1,241.3	1,249.3
Senior Notes:
2026 Senior Notes[4]	299.0	298.8	298.3
2029 Senior Notes[5]	348.0	347.8	347.4
2030 Senior Notes[6]	593.5	593.3	592.6
Long-term borrowings under senior notes	1,240.5	1,239.9	1,238.3
Long-term debt, net	$2,479.1	$2,481.2	$2,487.6

1.Effective rate on borrowings of 5.40%, 6.23%, and 5.93% as of March 31, 2025, December 31, 2024, and March 31, 2024, respectively.

2.Effective rate on borrowings of 5.70% as of December 31, 2024.
3.Interest rate of 6.32%, 6.36%, and 7.33% as of March 31, 2025, December 31, 2024, and March 31, 2024, respectively.
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
As of March 31, 2025, the outstanding balance on the 2029 Senior Notes, net of $2.0 million of unamortized debt issuance costs, was $348.0 million.
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
The 2026 ABL contains a springing financial covenant that requires a minimum 1.00:1.00 Fixed Charge Coverage Ratio (consolidated EBITDA less capital expenditures to fixed charges, each as defined in the 2026 ABL credit agreement) as of the end of each fiscal quarter (in each case, calculated on a trailing four fiscal quarter basis). The covenant would become operative if the Company failed to maintain a specified minimum amount of availability to borrow under the 2026 ABL, which was not applicable to the Company as of March 31, 2025.
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
As of March 31, 2025, the outstanding balance on the 2026 ABL, net of $1.9 million of unamortized debt issuance costs, was $316.1 million. The Company also had outstanding standby letters of credit related to the 2026 U.S. Revolver in the amount of $17.8 million as of March 31, 2025.
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
On March 28, 2024, the Company entered into Amendment No. 3 to the 2028 Term Loan (the “2028 Term Loan Amendment No. 3”) with Citi, as administrative agent and collateral agent, and the lenders party thereto. The 2028 Term Loan Amendment No. 3, among other things, (i) increases the aggregate outstanding amount of outstanding term loans to $1.275 billion, (ii) changes the interest rate for base rate borrowings to a rate per annum equal to a base rate plus a margin equal to 2.00%, (iii) reduces the interest rate to a rate per annum equal to Term SOFR with a 0.00% floor, plus a margin equal to 2.00%, and (iv) increases the required quarterly principal payments from $2.5 million to $3.2 million starting March 31, 2024 (the “2028 Term Loan Refinancing”). Except as amended by the 2028 Term Loan Amendment No. 3, the remaining terms of the 2028 Term Loan remain in full force and effect.
The Company evaluated the 2028 Term Loan Refinancing on a lender-by-lender basis to determine whether the transaction should be accounted for as either a debt extinguishment or debt modification. As a result, the Company recognized a loss on debt extinguishment of $2.4 million during the three months ended March 31, 2024. In addition, unamortized historical debt issuance costs of $9.7 million and new debt issuance costs of $0.1 million related to the 2028 Term Loan continue to be amortized over the term of the financing arrangement.

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
As of March 31, 2025, the outstanding balance on the 2028 Term Loan, net of $7.7 million of unamortized debt issuance costs, was $1.25 billion.
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
On July 31, 2023 the Company used net proceeds from the offering, together with cash on hand and available borrowings under the 2026 ABL to complete the repurchase of the shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share held by CD&R Boulder Holdings, L.P.
The Company capitalized debt issuance costs of $8.1 million related to the 2030 Senior Notes, which are being amortized over the term of the financing arrangement.
As of March 31, 2025, the outstanding balance on the 2030 Senior Notes, net of $6.5 million of unamortized debt issuance costs, was $593.5 million.
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
As of March 31, 2025, the outstanding balance on the 2026 Senior Notes, net of $1.0 million of unamortized debt issuance costs, was $299.0 million.

Notice of Conditional Redemptions for Senior Notes
On March 28, 2025, the Company delivered a conditional notice of redemption with respect to all of the outstanding 2026 Senior Notes, conditioning such redemption on the consummation of the Merger (as defined in Note 19) pursuant to the terms and conditions set forth in the Merger Agreement. On April 17, 2025, the Company delivered conditional notices of redemption with respect to all of the outstanding 2029 Senior Notes and 2030 Senior Notes, conditioning such redemptions on the consummation of the Merger (as defined in Note 19) pursuant to the terms and conditions set forth in the Merger Agreement.
12. Leases
The following table summarizes components of lease costs recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$39.9	$34.1
Finance lease costs:
Amortization of right-of-use assets	10.6	7.6
Interest on lease obligations	2.8	2.0
Variable lease costs	4.3	3.5
Total lease costs	$57.6	$47.2
The following table presents supplemental cash flow information related to the Company’s leases (in millions):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in measurement of lease obligations:
Operating cash outflows from operating leases	$38.3	$32.9
Operating cash outflows from finance leases	$2.7	$2.2
Financing cash outflows from finance leases	$10.0	$6.4
Right-of-use assets obtained in exchange for new finance lease liabilities	$13.8	$19.3
Right-of-use assets obtained in exchange for new operating lease liabilities	$38.5	$19.7
As of March 31, 2025, the Company’s operating leases had a weighted-average remaining lease term of 6.3 years and a weighted-average discount rate of 6.20%, and the Company’s finance leases had a weighted-average remaining lease term of 4.4 years and a weighted-average discount rate of 6.44%.
The following table summarizes future lease payments as of March 31, 2025 (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2025 (April - December)	$105.7	$38.7
2026	150.0	50.7
2027	133.1	45.7
2028	115.0	34.6
2029	94.9	21.7
Thereafter	223.7	13.0
Total future lease payments	822.4	204.4
Imputed interest	(149.9)	(26.7)
Total lease liabilities	$672.5	$177.7

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
In December 2018, a Company vehicle was involved in a fatal accident. In October 2019, the decedent’s estate and two bystanders sued the driver and the Company in Utah state court. The trial was in August 2022 and the jury found the driver not liable. In April 2023, the trial court granted plaintiffs’ motion for judgment notwithstanding the verdict, entering judgment against the driver and ordering the trial to proceed on the claims against the Company. The Utah appeals court granted an interlocutory appeal and affirmed the trial court’s decision in December 2024. The case has been remanded to the trial court for a trial on the claims against the Company, which is scheduled for March 2026. At this time there is not a probable loss with respect to this matter and any potential loss in regard to this matter is not reasonably estimable. Accordingly, the Company has not accrued any amounts related to this matter within its financial statements as of March 31, 2025.
In addition, the Company has received certain demand letters from stockholders pertaining to disclosures made by the Company in connection with the QXO Transactions, which the Company does not believe are material, individually or in the aggregate.
14. Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is composed of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity.
The following table summarizes the components of, and changes in, AOCI (in millions):

	Foreign Currency Translation	Derivative Financial Instruments	AOCI
Balance as of December 31, 2024	$(30.5)	$4.3	$(26.2)
Other comprehensive income (loss) before reclassifications	0.1	(3.3)	(3.2)
Reclassifications out of other comprehensive income (loss)	—	0.5	0.5
Balance as of March 31, 2025	$(30.4)	$1.5	$(28.9)
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
15. Geographic Data
The following table summarizes geographic information for long-lived assets, including property and equipment and other non-current assets, excluding intangible assets, for the periods presented (in millions):

	March 31,	December 31,	March 31,
	2025	2024	2024
Long-lived assets:
U.S.	$529.1	$533.4	$449.7
Canada	22.5	22.3	15.3
Total long-lived assets	$551.6	$555.7	$465.0

16. Fair Value Measurement
As of March 31, 2025, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1).
As of March 31, 2025, based upon recent trading prices (Level 2), the fair values of the Company’s $300.0 million 2026 Senior Notes, $350.0 million 2029 Senior Notes, and $600.0 million 2030 Senior Notes were $299.4 million, $352.8 million, and $631.5 million, respectively.
As of March 31, 2025, the fair value of the Company’s term loan and revolving lines of credit approximated the amount outstanding. The Company estimates the fair value of its term loan and revolving lines of credit by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles (Level 3).
17. Financial Derivatives
The Company uses interest rate derivative instruments to manage the risk related to fluctuating cash flows from interest rate changes by converting a portion of its variable-rate borrowings into fixed-rate borrowings.
On September 11, 2019, the Company entered into two interest rate swap agreements to manage the interest rate risk associated with the variable rate on the Company’s previous term loan. Each swap agreement had a notional amount of $250.0 million. As part of the 2021 Debt Refinancing, the Company refinanced its previous term loan, resulting in the issuance of the 2028 Term Loan; the two interest rate swaps were designed and executed such that they continue to hedge against a total notional amount of $500.0 million related to the refinanced 2028 Term Loan. One agreement (the “5-year swap”) was scheduled to expire on August 30, 2024 and swaps the thirty-day LIBOR with a fixed-rate of 1.49%. The second agreement (the “3-year swap”) expired on August 30, 2022 and swapped the thirty-day LIBOR with a fixed-rate of 1.50%. At the inception of the swap agreements, the Company determined that both swaps qualified for cash flow hedge accounting under ASC 815. Therefore, changes in the fair value of the swaps, net of taxes, were recognized in other comprehensive income each period, then reclassified into the condensed consolidated statements of operations as a component of interest expense, financing costs and other, net in the period in which the hedged transaction affected earnings.
On March 16, 2023, the Company novated its 5-year swap agreement to another counterparty and, in connection with such novation, amended the interest rate swap agreement. The amendment changed the index rate from LIBOR to SOFR, increased the total notional amount of the interest rate swap to $500.0 million, and extended the termination date to March 31, 2027 (the “2027 interest rate swap”). Specifically, the fixed rate of 1.49% indexed to LIBOR was modified to 3.00% indexed to SOFR. The Company used a strategy commonly referred to as “blend and extend” which allows the asset position of the novated 5-year swap agreement of approximately $9.9 million to be effectively blended into the new 2027 interest rate swap agreement. As a result of this transaction, on March 16, 2023, the 5-year swap agreement was de-designated and the unrealized gain of $9.9 million included within accumulated other comprehensive income was frozen and was ratably reclassified as a reduction to interest expense, financing costs and other, net over the original term of the 5-year swap as the hedged transactions affect earnings. The unrealized gain of $9.9 million was fully recognized as of August 2024. Additionally, the 2027 interest rate swap had a fair value of $9.9 million at inception and will be ratably recorded to accumulated other comprehensive income and reclassified to interest expense, financing costs and other, net over the term of the 2027 interest rate swap, or through March 31, 2027 as the hedged transactions affect earnings. At the inception of the 2027 interest rate swap, the Company determined that the swap qualified for cash flow hedge accounting under ASC 815. Therefore, changes in the fair value of the swap, net of taxes, will be recognized in other comprehensive income each period, then reclassified into the condensed consolidated statements of operations as a component of interest expense, financing costs and other, net in the period in which the hedged transaction affects earnings. The 2027 interest rate swap is the only swap agreement outstanding as of March 31, 2025.
The effectiveness of the outstanding 2027 interest rate swap will be assessed qualitatively by the Company during the life of the hedge by (i) comparing the current terms of the hedge with the related hedged debt to assure they continue to coincide and (ii) through an evaluation of the ability of the counterparty to the hedge to honor its obligations under the hedge. The Company performed a qualitative analysis as of March 31, 2025 and concluded that the outstanding 2027 interest rate swap continues to meet the requirements under ASC 815 to qualify for cash flow hedge accounting. As of March 31, 2025, the fair value of the 2027 interest rate swap, net of tax, was $5.2 million in favor of the Company.
During the three months ended March 31, 2025, the Company reclassified losses of $0.5 million out of accumulated other comprehensive income (loss) and to interest expense, financing costs and other, net. Approximately $4.7 million of net gains included in accumulated other comprehensive income (loss) at March 31, 2025 is expected to be reclassified into earnings within the next 12 months as interest payments are made on the Company’s Term Loan and amortization of the inception date fair value of the 2027 interest rate swap occurs. The Company records any differences paid or received on its interest rate hedges to interest expense, financing costs and other, net within the condensed consolidated statements of operations.
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

		Net Assets (Liabilities) as of
		March 31,	December 31,	March 31,
Instrument	Fair Value Hierarchy	2025	2024	2024
Designated interest rate swap[1]	Level 2	$5.2	$8.5	$12.9

1.Assets are included in the condensed consolidated balance sheets in prepaid expenses and other current assets, while liabilities are included in accrued expenses.
The following table summarizes the amounts of gain (loss) on the change in fair value of the designated interest rate swap recognized in other comprehensive income (in millions):

	Three Months Ended March 31,
Instrument	2025	2024
Designated interest rate swap	$(3.3)	$5.1
18. Segment Reporting
As further described in Note 2, the Company views its operations and manages its business as a single operating segment, which is the wholesale distribution of building materials. The Company’s revenues for its single operating segment are derived from the sale of residential and non-residential roofing products, as well as complementary products, such as siding and waterproofing.
The accounting policies for the wholesale distribution of building materials operating segment are the same as those described in Note 2 in the Notes to the Consolidated Financial Statements included in the Company’s 2024 Annual Report on Form 10-K. As described in Note 2, the Company’s CODM is the Chief Executive Officer. The CODM evaluates performance for the Company’s single operating segment and decides how to allocate resources based on the Company’s consolidated net income that is reported in the condensed consolidated statements of operations as net income (loss). The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The CODM allocates resources across the Company based on consolidated net income derived during the annual budgeting process and throughout the year in monitoring actual results compared to budget and updated forecasts. These results are used to assess segment performance and determine the compensation of certain employees.
The operating segment financial information regularly reviewed by the CODM, inclusive of assets, revenue, expenses, profit or loss, and noncash items are presented on a consolidated basis in the same amount and using the same captions as those included in the condensed consolidated statements of operations, condensed consolidated balance sheets, and condensed consolidated statements of cash flows. There are no additional segment expense categories regularly provided to the CODM. Therefore, there are also no amounts classified as other segment items requiring disclosure.
19. Subsequent Events
QXO Merger Agreement
On March 20, 2025, the Company entered into the Merger Agreement with QXO and Merger Sub. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub amended its previously commenced tender offer to purchase of all of the outstanding shares of common stock of the Company to increase the purchase price of the shares to $124.35 per share (as amended, the “Offer,” and such amount, the “Offer Price”) in cash, without interest. Following consummation of the Offer, and subject to the satisfaction or waiver of certain customary conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of QXO. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock that is not tendered and accepted pursuant to the Offer (other than shares held by stockholders who have demanded appraisal of such shares in accordance with applicable law, and certain other shares as specified in the Merger Agreement) will thereupon be cancelled and automatically converted into the right to receive cash in an amount equal to the Offer Price, without interest. The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement (the “QXO Transactions”) have been unanimously approved by the Board and the Board has recommended that stockholders tender their shares of common stock in the Offer.

QXO subsequently filed an amended Tender Offer Statement on Schedule TO, dated March 31, 2025, relating to the Offer and announced an extension of the expiration time of the tender offer until 5:00 p.m. (New York City time) on April 14, 2025. The Company correspondingly filed an amended Solicitation/Recommendation Statement on Schedule 14D-9, dated March 31, 2025, disclosing the Board’s recommendation that holders of the shares of the Company’s common stock accept the Offer and tender their shares pursuant to the Offer.
On April 14, 2025, QXO announced an extension of the expiration time of the tender offer to 5:00 p.m. (New York City time) on April 21, 2025, unless further extended or earlier terminated in accordance with the Merger Agreement.
On April 21, 2025, QXO announced an extension of the expiration time of the tender offer to 5:00 p.m. (New York City time) on April 28, 2025, unless further extended or earlier terminated in accordance with the Merger Agreement.
If the Merger Agreement is terminated under certain specified circumstances, the Company will be required to pay QXO a termination fee of $336,931,450. The Merger is expected to close by the end of April 2025.
Senior Notes Redemption
On March 28, 2025, the Company delivered a conditional notice of redemption with respect to all of the outstanding 2026 Senior Notes, conditioning such redemption on the consummation of the Merger pursuant to the terms and conditions set forth in the Merger Agreement. On April 17, 2025, the Company delivered conditional notices of redemption with respect to all of the outstanding 2029 Senior Notes and 2030 Senior Notes, conditioning such redemptions on the consummation of the Merger pursuant to the terms and conditions set forth in the Merger Agreement.
ESPP Termination
Pursuant to the Merger Agreement, QXO formally requested that the Company terminate the ESPP. The Merger Agreement includes the agreement of the Company to take additional actions that may be necessary or appropriate in connection with the closing of the QXO Transactions, including specifically the termination of the ESPP. Accordingly, the Company terminated the ESPP effective as of April 23, 2025, with the final purchase of Company common stock under the ESPP occurring on such date. The Company has provided notice of the ESPP’s termination to the Company’s employees and ESPP participants, including notice that any funds remaining in a participant’s ESPP account after the ESPP’s termination will be refunded to such participant.
Deferred Compensation Plan Termination
The Company maintains an unfunded, unsecured non-qualified deferred compensation plan that allows eligible participants to defer cash compensation in a manner intended to comply with Section 409A of the Code (“Deferred Compensation Plan”). As a result of the QXO Transactions, the Company terminated the Deferred Compensation Plan effective as of the closing of the Merger, immediately following which the plan benefits will be distributed to plan participants in lump sum payments.
Rights Agreement
On January 27, 2025, the Board adopted a stockholder rights agreement and declared a dividend of one right (a “Right”) for each outstanding share of common stock. Each Right entitled the holder thereof under certain circumstances to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share. The terms of the Rights were set forth in a Stockholder Rights Agreement, dated as of January 27, 2025, as amended by Amendment No. 1 to Rights Agreement, dated as of March 20, 2025, by and between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Agreement”).
As a result of the consummation of the Merger, the Rights and the Rights Agreement will be automatically terminated pursuant to the terms of the Rights Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis included in our 2024 Annual Report on Form 10-K and our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report. Unless otherwise indicated, references to “2025” refer to the three months ended March 31, 2025 being discussed and references to “2024” refer to the three months ended March 31, 2024 being discussed.
Pending Merger with QXO
On March 20, 2025, Beacon entered into an Agreement and Plan of Merger (the “Merger Agreement”) with QXO, Inc. (“QXO”) and Queen MergerCo, Inc. (“Merger Sub”), a wholly owned subsidiary of QXO. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, QXO caused Merger Sub to amend its previously commenced tender offer, which was commenced on January 27, 2025 and contemplated a purchase of all of the outstanding shares of common stock of the Company at a price of $124.25 per share, to increase the purchase price of the shares to $124.35 per share (as amended, the “Offer,” and such amount, the “Offer Price”) in cash, without interest, and to make such other amendments as contemplated by and to reflect the execution, terms and other conditions of the Merger Agreement. Following consummation of the Offer, and subject to the satisfaction or waiver of certain customary conditions set forth in the Merger Agreement, Merger Sub will be merged with and into Beacon (the “Merger”), with Beacon surviving the Merger as a wholly owned subsidiary of QXO, without a vote of the stockholders of Beacon.
Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock that is not tendered and accepted pursuant to the Offer (other than shares held by stockholders who have demanded appraisal of such shares in accordance with applicable law, and certain other shares as specified in the Merger Agreement) will thereupon be cancelled and automatically converted into the right to receive cash in an amount equal to the Offer Price, without interest. The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement (the “QXO Transactions”) have been unanimously approved by the Board and the Board has recommended that stockholders tender their shares of common stock in the Offer.
If the Merger Agreement is terminated under certain specified circumstances, Beacon will be required to pay QXO a termination fee of $336,931,450. The Merger is expected to close by the end of April 2025.
For additional information related to the Merger and the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on March 20, 2025.
Cautionary Statement Regarding Forward-Looking Information
Our disclosure and analysis in this report contains forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. These statements include, but are not limited to, those related to our views and expectations regarding the Offer, the Merger and the Merger Agreement. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate,” “estimate,” “expect,” “believe,” “will likely result,” “outlook,” “project” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statements will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and those set forth under the heading “Risk Factors” contained elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. In addition, actual results may differ materially from those expressed in any forward-looking statements as the result of: the pending QXO Transactions; product shortages; changes in supplier pricing and rebates; inability to identify acquisition targets or close acquisitions; difficulty integrating acquired businesses; inability to identify new markets or successfully open new locations; catastrophic safety incidents; cyclicality, seasonality, and weather; information technology failures or interruptions, including as a result of cybersecurity incidents; goodwill or intangible asset impairments; disruptions in the capital and credit markets; debt leverage; loss of key talent; labor disputes; and regulatory risks. We may not succeed in addressing these and other risks. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties referenced above and readers are cautioned not to place undue reliance on forward-looking statements.
Overview
We are the leading publicly-traded specialty wholesale distributor of roofing and complementary building products, including waterproofing products, in North America. We have served the building industry for over 95 years and as of March 31, 2025, we operated 595 branches throughout all 50 states in the U.S. and seven provinces in Canada. We offer one of the most extensive ranges of high-quality professional grade exterior products comprising over 135,000 SKUs, and we serve approximately 110,000 residential and non-residential customers who trust us to help them save time, improve efficiency, and enhance productivity.
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
As of March 31, 2025, we operated 595 branches, which we designate as either standalone or co-located. A co-located branch shares all or a portion of a physical location with a standalone branch, but it records sales separately (to a different customer base and/or through different product offerings from the standalone branch) and generally operates with independent employees and inventory.
Classification of Branch Results
In managing our business, we consider all growth, including the opening of new branches (also referred to as greenfields), to be organic growth, unless it results from an acquisition. When we refer to organic growth, we include growth from existing branches and greenfields, but exclude growth from acquired branches until they have been reclassified to existing as described further below.
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
The following table illustrates the classification of financial results for branches acquired during the three months ended March 31, 2024:

Date Acquired	Company Name	Branches Acquired	Results of Operations Classified as Acquired	Results of Operations Classified as Existing
February 12, 2024	Metro Sealants & Waterproofing Supply, Inc.	4	January 2025	February 2024 - March 2024; February 2025 - March 2025
February 1, 2024	Roofers' Supply of Greenville, Inc.	3	January 2025	February 2024 - March 2024; February 2025 - March 2025
All branches acquired prior to January 1, 2024 are classified as existing and all branches acquired after March 31, 2024 are classified as acquired.
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

Comparison of the Three Months Ended March 31, 2025 and 2024
The following tables set forth condensed consolidated statements of operations data and such data as a percentage of total net sales for the periods presented (in millions):

	Three Months Ended March 31,
	2025	2024
Net sales	$1,907.8	$1,912.4
Cost of products sold	1,440.0	1,439.2
Gross profit	467.8	473.2
Operating expense:
Selling, general and administrative	436.5	381.5
Depreciation	31.4	25.5
Amortization	23.3	21.1
Total operating expense	491.2	428.1
Income (loss) from operations	(23.4)	45.1
Interest expense, financing costs and other, net	42.2	38.6
Loss on debt extinguishment	—	2.4
Income (loss) before provision for income taxes	(65.6)	4.1
Provision for (benefit from) income taxes	(22.5)	(1.5)
Net income (loss)	$(43.1)	$5.6

	Three Months Ended March 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of products sold	75.5%	75.3%
Gross profit	24.5%	24.7%
Operating expense:
Selling, general and administrative	22.9%	20.0%
Depreciation	1.6%	1.3%
Amortization	1.2%	1.1%
Total operating expense	25.7%	22.4%
Income (loss) from operations	(1.2)%	2.3%
Interest expense, financing costs and other, net	2.2%	2.0%
Loss on debt extinguishment	—%	0.1%
Income (loss) before provision for income taxes	(3.4)%	0.2%
Provision for (benefit from) income taxes	(1.2)%	(0.1)%
Net income (loss)	(2.2)%	0.3%

Net Sales
Net sales decreased 0.2% to $1.908 billion in 2025, down from $1.912 billion in 2024. The following table summarizes net sales by line of business for the periods presented (in millions):

	Three Months Ended March 31,				Change
	2025		2024
	Net Sales	%	Net Sales	%	$	%
Residential roofing products	$928.6	48.7%	$927.4	48.5%	$1.2	0.1%
Non-residential roofing products	501.3	26.3%	528.6	27.6%	(27.3)	(5.2)%
Complementary building products	477.9	25.0%	456.4	23.9%	21.5	4.7%
Total net sales	$1,907.8	100.0%	$1,912.4	100.0%	$(4.6)	(0.2)%
The following table summarizes net sales by branch classification for the periods presented (in millions):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Organic net sales
Existing	$1,807.3	$1,912.4	$(105.1)	(5.5)%
Greenfields	23.2	—	23.2	n/m
Total organic net sales	1,830.5	1,912.4	(81.9)	(4.3)%
Acquired	77.3	—	77.3	n/m
Total net sales	$1,907.8	$1,912.4	$(4.6)	(0.2)%
The decrease in organic net sales was primarily driven by a decrease in estimated organic volume of approximately 5-6%, partially offset by an increase in weighted-average selling price of approximately 0-1%. Total selling days decreased from 64 in 2024 to 63 in 2025, which contributed to the decrease in organic net sales. Total net sales for 2025 continued to benefit from greenfields and acquired branches.
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
Gross Profit
The following table summarizes gross profit and gross margin by branch classification for the periods presented (in millions):

	Three Months Ended March 31,		Change[1]
	2025	2024	$	%
Organic gross profit
Existing	$442.8	$473.2	$(30.4)	(6.4)%
Greenfields	5.9	—	5.9	n/m
Total organic gross profit	448.7	473.2	(24.5)	(5.2)%
Acquired	19.1	—	19.1	n/m
Total gross profit	$467.8	$473.2	$(5.4)	(1.1)%
Gross margin	24.5%	24.7%	N/A	(0.2)%

1.Percentage changes for dollar amounts represent the ratable increase or decrease from period-to-period. Percentage changes for the gross margin percentages represent the net period-to-period change in basis points.
Gross margin was 24.5% in 2025, down 0.2% from 24.7% in 2024. The modest year-over-year decrease in gross margin resulted from a weighted-average product cost increase of approximately 1-2%, partially offset by a weighted-average selling price increase (calculated as described above) of approximately 0-1%.

Selling, General, and Administrative (“SG&A”) Expense
The following table summarizes SG&A expense by branch classification for the periods presented (in millions):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Organic SG&A
Existing[1]	$408.8	$380.6	$28.2	7.4%
Greenfields[2]	8.0	0.9	7.1	n/m
Total organic SG&A	416.8	381.5	35.3	9.3%
Acquired	19.7	—	19.7	n/m
Total SG&A	$436.5	$381.5	$55.0	14.4%
Total SG&A as % of net sales	22.9%	20.0%

1.Existing SG&A expense includes all direct and incremental costs incurred in connection with our acquisition activity (“acquisition costs”) regardless of whether the acquired branch was classified as Existing or Acquired as of March 31, 2025 as well as all restructuring costs. Acquisition costs and restructuring costs included in Existing SG&A expense were $39.7 million and $3.5 million for 2025 and 2024, respectively. Excluding the impact of the acquisition costs and restructuring costs, Existing SG&A expense decreased 2.1%, or $8.0 million from 2024 to 2025.
2.Greenfield branches incur limited operating costs prior to their open date for things such as lease costs and other costs incurred in getting the branch ready to open. Amounts reported for 2024 represent operating costs incurred in 2024 for greenfields opened in 2025.
Total SG&A expense increased 14.4%, or $55.0 million, to $436.5 million in 2025, up from $381.5 million in 2024. The increase in total SG&A expense was primarily driven by one-time costs incurred in connection with the QXO Transactions. The increase in total SG&A expense was also driven by acquisitions and greenfields.
The increase in organic SG&A expense was mainly influenced by the following factors:
•a $34.4 million increase in general and administrative expenses, primarily due to higher professional fees incurred in connection with the QXO Transactions; and
•a $3.8 million increase in warehouse operating costs, primarily due to higher rent expense across our existing locations coupled with greenfields opened during the year, which contributed $2.7 million to the increase;
partially offset by:
•a $3.4 million decrease in payroll and employee benefit costs, primarily due to a reduction in headcount in response to market conditions at the end of the third quarter of 2024 resulting in a lower average number of employees in 2025.
Total SG&A expense as a percent of net sales was higher in 2025 when compared to 2024 primarily as a result of the above factors. The impact of recent greenfields that have not yet fully matured and acquired branches that are not yet fully synergized also negatively affected our operating leverage.
Depreciation Expense
Depreciation expense was $31.4 million in 2025, compared to $25.5 million in 2024. The comparative increase was primarily due to an increase in property and equipment as a result of new and acquired branches.
Amortization Expense
Amortization expense was $23.3 million in 2025, compared to $21.1 million in 2024. The comparative increase was primarily due to amortization expense associated with new intangible assets as a result of recent acquisitions.
Interest Expense, Financing Costs and Other
Interest expense, financing costs and other, net was $42.2 million in 2025, compared to $38.6 million in 2024. The comparative increase was primarily due to higher average debt balances in 2025 as a result of the refinancing of our 2028 Term Loan on March 28, 2024 and an increase in our 2026 U.S. Revolver to build inventory and support our acquisition activity subsequent to March 31, 2024.
Loss on Debt Extinguishment
Loss on debt extinguishment was $2.4 million in 2024 due to the refinancing of our 2028 Term Loan and includes the write-off of previously capitalized debt issuance costs as well as certain third-party professional fees. There was not a similar refinancing or other transaction that resulted in a loss on debt extinguishment in 2025.

Income Taxes
Income tax provision (benefit) was $(22.5) million in 2025, compared to $(1.5) million in 2024. The comparative increase in income tax benefit was primarily due to lower pre-tax income coupled with an increase in the excess tax benefits of stock-based compensation during 2025. The effective tax rate, excluding discrete items, was 26.5% in 2025, compared to 26.4% in 2024.
Net Income (Loss)/Net Income (Loss) Per Common Share
We calculate basic net income (loss) per common share by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated based upon the weighted-average common shares outstanding during the period plus the effect of all potentially dilutive common share equivalents, except when the effect would be anti-dilutive.
The following table presents all the components utilized to calculate basic and diluted net income (loss) per common share attributable to common stockholders (in millions, except per share amounts; certain amounts may not recalculate due to rounding):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss)	$(43.1)	$5.6

Denominator:
Weighted-average common shares outstanding – Basic	61.7	63.6
Effect of common share equivalents	—	1.2
Weighted-average common shares outstanding – Diluted	61.7	64.8

Net income (loss) per common share:
Basic	$(0.70)	$0.09
Diluted	$(0.70)	$0.09
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
•Restructuring costs. Represent costs stemming from headcount rationalization efforts and certain rebranding costs; impact of divestitures; amortization of debt issuance costs; debt refinancing and extinguishment costs; abandoned lease costs; and costs incurred in connection with the QXO Transactions. We exclude restructuring costs from our non-GAAP financial measures, as such items vary significantly based on the magnitude of the restructuring activity and also do not reflect expected future operating expenses. Additionally, these costs do not necessarily provide meaningful insight into the current or past core operations of our business.
The following table presents the pre-tax impact of the adjusting items on our condensed consolidated statements of operations for each of the periods indicated (in millions):

	Operating Expense		Non-Operating Expense
	SG&A	Amortization	Interest Expense	Other (Income) Expense	Total
Three Months Ended March 31, 2025
Acquisition costs	$0.9	$23.3	$1.0	$—	$25.2
Restructuring costs	38.8	—	0.5	—	39.3
Total adjusting items	$39.7	$23.3	$1.5	$—	$64.5
Three Months Ended March 31, 2024
Acquisition costs	$3.0	$21.1	$1.0	$—	$25.1
Restructuring costs[1]	0.5	—	0.5	2.4	3.4
Total adjusting items	$3.5	$21.1	$1.5	$2.4	$28.5

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
Adjusted Operating Expense
The following table presents a reconciliation of operating expense, the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Operating Expense for each of the periods indicated (in millions):

	Three Months Ended March 31,
	2025	2024
Operating expense	$491.2	$428.1
Acquisition costs	(24.2)	(24.1)
Restructuring costs	(38.8)	(0.5)
Adjusted Operating Expense	$428.2	$403.5

Net sales	$1,907.8	$1,912.4
Operating expense as % of net sales	25.7%	22.4%
Adjusted Operating Expense as % of net sales	22.4%	21.1%

Adjusted Net Income (Loss)
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted Net Income (Loss) for each of the periods indicated (in millions):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(43.1)	$5.6
Adjusting items:
Acquisition costs	25.2	25.1
Restructuring costs	39.3	3.4
Total adjusting items	64.5	28.5
Less: tax impact of adjusting items[1]	(17.1)	(7.5)
Total adjustments, net of tax	47.4	21.0
Adjusted Net Income (Loss)	$4.3	$26.6

Net sales	$1,907.8	$1,912.4
Net income (loss) as % of net sales	(2.2)%	0.3%
Adjusted Net Income (Loss) as % of net sales	0.2%	1.4%

1.Amounts represent the tax impact of adjustments that are not included in our income tax provision (benefit) for the periods presented. The tax impact of adjustments for the three months ended March 31, 2025 and 2024 were calculated using a blended effective tax rate of 26.5% and 26.3%, respectively.
Adjusted EBITDA
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, to Adjusted EBITDA for each of the periods indicated (in millions):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(43.1)	$5.6
Interest expense, net	44.2	39.1
Income taxes	(22.5)	(1.5)
Depreciation and amortization	54.7	46.6
Stock-based compensation	9.2	7.4
Acquisition costs[1]	0.9	3.0
Restructuring costs[1]	38.8	2.9
Adjusted EBITDA	$82.2	$103.1

Net sales	$1,907.8	$1,912.4
Net income (loss) as % of net sales	(2.2)%	0.3%
Adjusted EBITDA as % of net sales	4.3%	5.4%

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
Our principal sources of liquidity as of March 31, 2025 were our cash and cash equivalents of $57.4 million and our available borrowings of approximately $959.0 million under our asset-based revolving lines of credit.
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
We believe we currently have adequate liquidity and availability of capital to fund our present operations, meet our commitments on our existing debt and fund anticipated growth, including expansion in existing and targeted market areas. We may seek additional acquisition opportunities from time to time. If suitable acquisition opportunities or working capital needs arise that require additional financing, we believe that our financial position, credit profile, and earnings history provide a sufficient base for obtaining additional financing resources at reasonable rates and terms. We may also choose to issue additional shares of common stock or preferred stock in order to raise funds. If we were to seek to obtain additional financing or issue additional shares as provided above, then such actions may require QXO’s approval under the Merger Agreement (which may not be unreasonably withheld, conditioned, or delayed).
The following table summarizes our cash flows for the periods indicated (in millions):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$(135.2)	$(140.8)
Net cash provided by (used in) investing activities	(23.5)	(135.1)
Net cash provided by (used in) financing activities	141.8	327.1
Effect of exchange rate changes on cash and cash equivalents	0.0	(0.6)
Net increase (decrease) in cash and cash equivalents	$(16.9)	$50.6

Operating Activities
Net cash used in operating activities was $135.2 million in 2025, compared to $140.8 million in 2024. Cash used in operations decreased $5.6 million in 2025 primarily due to an incremental cash inflow of $42.5 million stemming from changes to our net working capital, mainly driven by favorable changes in cash flows related to accounts payable and accrued expenses of $32.2 million and prepaid expenses and other current assets of $19.5 million, partially offset by an unfavorable change in cash flows related to accounts receivable of $13.3 million. The increase was partially offset by a decrease in net income after adjustments for non-cash items of $36.9 million.
Investing Activities
Net cash used in investing activities was $23.5 million in 2025, compared to $135.1 million in 2024. Cash used in investing activities decreased $111.6 million in 2025 primarily due to a decrease in acquisitions and capital expenditures during the period. See Note 3 in the Notes to the Condensed Consolidated Financial Statements for more information.
Financing Activities
Net cash provided by financing activities was $141.8 million in 2025, compared to $327.1 million in 2024. Cash provided by financing activities decreased $185.3 million in 2025 primarily due to the refinancing of our 2028 Term Loan in March 2024 resulting in an increase in the principal balance of $300.0 million, partially offset by an increase in net borrowings under our revolving lines of credit compared to the prior year.
Financing Arrangements
As of March 31, 2025, we had access to the following financing arrangements:
•the 2026 U.S. Revolver, an asset-based revolving line of credit in the U.S., in an amount up to $1.25 billion and with an outstanding balance (net of unamortized debt issuance costs) of $316.1 million;
•the 2026 Canada Revolver, an asset-based revolving line of credit in Canada, in an amount up to $50.0 million and with no outstanding balance;
•the 2028 Term Loan with an outstanding balance (net of unamortized debt issuance costs) of $1.25 billion; and
•three separate senior notes instruments, the 2030 Senior Notes, 2029 Senior Notes, and 2026 Senior Notes, with outstanding balances (net of unamortized debt issuance costs) of $593.5 million, $348.0 million, and $299.0 million, respectively.
See Note 11 in the Notes to the Condensed Consolidated Financial Statements for additional information on our current financing arrangements.
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
We did not make any share repurchases during the three months ended March 31, 2025 and 2024, and we do not anticipate making any share repurchases under the Repurchase Program as a result of the pending QXO Transactions.
As of March 31, 2025, we had approximately $164.1 million available for repurchases remaining under the Repurchase Program. See Note 7 in the Notes to the Condensed Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 have not changed materially during the three months ended March 31, 2025.
Item 4. Controls and Procedures
As of March 31, 2025, management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 13 in the Notes to the Condensed Consolidated Financial Statements for information about pending legal proceedings.
Item 1A. Risk Factors
Other than as set forth below, our risk factors disclosures set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 have not changed materially during the three months ended March 31, 2025.
Risks Related to the Pending Merger
On March 20, 2025, Beacon entered into the Merger Agreement with QXO and Merger Sub. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub amended its previously commenced tender offer to purchase of all of the outstanding shares of common stock of the Company to increase the purchase price of the shares to $124.35 per share (as defined above, such offer, the “Offer,” and such amount, the “Offer Price”) in cash, without interest. Following consummation of the Offer, and subject to the satisfaction or waiver of certain customary conditions set forth in the Merger Agreement, Merger Sub will be merged with and into Beacon (as defined above, the “Merger”), with Beacon surviving the Merger as a wholly owned subsidiary of QXO. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock that is not tendered and accepted pursuant to the Offer (other than shares held by stockholders who have demanded appraisal of such shares in accordance with applicable law, and certain other shares as specified in the Merger Agreement) will thereupon be cancelled and automatically converted into the right to receive cash in an amount equal to the Offer Price, without interest. The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement (as defined above, the “QXO Transactions”) have been unanimously approved by the Board and the Board has recommended that stockholders tender their shares of common stock in the Offer.
The QXO Transactions, including the pending Merger, subject Beacon to a number of risks and uncertainties, including, but not limited to, the following:
•The Merger may not be completed on the anticipated terms or timeline, or at all. The closing of the Merger is subject to the satisfaction of various conditions, including the tender of a majority of the outstanding shares of common stock. There can be no assurance that these conditions will be satisfied or that the Merger will be completed within the expected timeframe or at all. If the Merger is not completed, Beacon may experience significant disruptions, including loss of key personnel, negative impacts on business relationships, and increased costs.
•While the Merger is pending, we are subject to business uncertainties and contractual restrictions. The business uncertainties and contractual restrictions in effect while the Merger is pending may adversely affect Beacon’s relationships with customers, suppliers, and other business partners. Beacon may experience reduced customer confidence, or changes in supplier terms. Beacon may also be subject to restrictions on its business activities due to contractual restrictions under the terms of the Merger Agreement, which could impact the ability to pursue certain business opportunities or respond to changing market conditions.
•In connection with the Merger, our current and prospective employees could experience uncertainty about their future with us. In connection with the Merger, our current and prospective employees could experience uncertainty about their future with us or decide that they do not want to continue their employment. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Beacon following the completion of the Merger. Losses of officers or employees could adversely affect our business, results of operations, and financial condition. Such adverse effects could also be increased by a delay in the completion of the Merger for any reason. We may also experience challenges in hiring new employees during the pendency of the Merger, or if the Merger Agreement is terminated, which could harm our ability to grow our business, execute on our business plans or enhance our operations.
•Litigation related to the Merger could result in significant costs and delay or prevent completion of the Merger. Beacon may be subject to lawsuits or other legal proceedings related to the Merger, which could result in significant costs, divert management’s attention, and delay or prevent the completion of the Merger. Regardless of the outcome of any future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger or termination of the Merger Agreement. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and channel partners, and other business partners, or otherwise harm our operations and financial performance. Beacon has received certain demand letters from stockholders pertaining to disclosures made by the Company in connection with the QXO Transactions, which the Company does not believe are material, individually or in the aggregate, but could lead to lawsuits or other legal proceedings related to the Merger.
•If the Merger is not completed, Beacon’s stock price may decline and Beacon may be adversely affected. The market price of Beacon’s common stock may reflect a market assumption that the Merger will be completed. If the Merger is not completed, the price of Beacon’s common stock could decline significantly, and Beacon may be subject to additional risks, including loss of key personnel, negative impacts on business relationships, and increased difficulty in attracting and retaining employees and business partners.
•Our stockholders will not benefit from future growth opportunities as stockholders of Beacon if the Merger is completed. If the Merger is completed, stockholders will receive cash for their shares of common stock and will no longer have the opportunity to participate in any future growth or potential appreciation in the value of Beacon.
•Beacon may incur significant costs and expenses related to the Merger. Beacon has incurred, and expects to continue to incur, significant costs in connection with the Merger, including legal, financial advisory, accounting, and other transaction-related expenses, regardless of whether the Merger is completed.
•Beacon may be required to pay a termination fee under certain circumstances. If the Merger Agreement is terminated under certain circumstances, Beacon may be required to pay a termination fee, which could have a material adverse effect on its financial condition and results of operations. The Merger Agreement contains certain customary termination rights in favor of each of Beacon and QXO, including among others Beacon’s right, subject to certain limitations, to terminate the Merger Agreement in certain circumstances to accept a superior proposal (as described in the Merger Agreement), and QXO’s right to terminate the Merger Agreement if the Board changes its recommendation that Beacon’s stockholders tender their shares of common stock in the Offer. If the Merger Agreement is terminated under certain specified circumstances, Beacon will be required to pay QXO a termination fee of $336,931,450.
For additional information regarding the QXO Transactions, including the pending Merger, and related risks, see Note 19 in the Notes to the Condensed Consolidated Financial Statements and Beacon’s filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to the Company’s purchases of its common stock during the first quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1] (in millions)
January 1 - 31, 2025	—	$—	—	$164.1
February 1 - 28, 2025	—	—	—	$164.1
March 1 - 31, 2025	—	—	—	$164.1
Total	—	$—	—

1.On February 24, 2022, the Company announced a program to purchase up to $500.0 million of its common stock. On February 23, 2023, the Company announced that its Board authorized and approved an increase of the program by approximately $387.9 million, permitting future share repurchases of $500.0 million as of such re-authorization date.
See Note 7 in the Notes to the Condensed Consolidated Financial Statements for additional information on our Repurchase Program.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, none of our directors or Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of March 20, 2025, by and among QXO, Inc., Beacon Roofing Supply, Inc. and Queen MergerCo, Inc.*	8-K	2.1	March 20, 2025
3.1	Certificate of Designation of Series A Junior Participating Preferred Stock of Beacon Roofing Supply, Inc.	8-K	3.1	January 28, 2025
4.1	Stockholder Rights Agreement, dated as of January 27, 2025, by and between Beacon Roofing Supply, Inc. and Computershare Trust Company, N.A., as rights agent.	8-K	4.1	January 28, 2025
4.2	Amendment No. 1 to Stockholder Rights Agreement, dated as of March 20, 2025, by and between Beacon Roofing Supply, Inc. and Computershare Trust Company, N.A., as rights agent	8-K	4.1	March 20, 2025
31.1**	Rule 13a-14(a) certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Rule 13a-14(a) certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Section 1350 certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	101.INS Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH Inline XBRL Taxonomy Extension Schema
	101.CAL Inline XBRL Taxonomy Extension Calculation
	101.PRE Inline XBRL Taxonomy Extension Presentation
	101.LAB Inline XBRL Taxonomy Extension Labels
	101.DEF Inline XBRL Taxonomy Extension Definition
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Beacon agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request
**    Filed herewith
***    Furnished herewith
Pursuant to Rule 405 of Regulation S-T, the following interactive data files formatted in Inline Extensible Business Reporting Language (iXBRL) are attached as Exhibit 101 to this Quarterly Report on Form 10-Q:
(i)the Condensed Consolidated Balance Sheets as of March 31, 2025; December 31, 2024; and March 31, 2024,
(ii)the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024,
(iii)the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024,
(iv)the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024,
(v)the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and
(vi)the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON ROOFING SUPPLY, INC.

Date: April 28, 2025	BY:	/s/ PRITHVI S. GANDHI
Prithvi S. Gandhi
Executive Vice President & Chief Financial Officer